Form 10-Q
period 1996-03-30
TUPPERWARE CORP
filed 1996-05-30
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended March 30, 1996

  OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _____ to _____


                     Commission file number 1-9256

                           __________________

                         TUPPERWARE CORPORATION
           (Exact name of registrant as specified in its charter)


                Delaware                         36-4062333
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)         Identification No.)

      P.O. Box 2353, Orlando, Florida              32802
  (Address of principal executive offices)       (Zip Code)

  Registrant's telephone number, including area code: (407) 826-5050



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes___X___  No_______

  As of May 24, 1996, 1,000 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

      a)  Financial Statements of Registrant

                                                             Page
          Index                                             Number

          Condensed Combined Statement of Income
          (Unaudited) for the 13 week periods ended
          March 30, 1996 and April 1, 1995.................    2

          Condensed Combined Balance Sheet
          (Unaudited) as of March 30, 1996 (pro forma),
          March 30, 1996 and December 30, 1995.............    3

          Condensed Combined Statement of Cash Flows
          (Unaudited) for the 13 week periods ended
          March 30, 1996 and April 1, 1995.................    5

          Notes to Condensed Combined
          Financial Statements (Unaudited).................    6


  The condensed combined financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with general accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed combined financial statements be read in conjunction with the financial statements and the notes thereto for its fiscal year ended December 30, 1995, included in the Form 10 of the Registrant as declared effective by the Commission on May 2, 1996.

  The condensed combined financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

  The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

                     TUPPERWARE CORPORATION
             CONDENSED COMBINED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             -------------------
                                              March 30,  April 1,
                                                1996       1995
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 329.0    $ 330.2
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    120.4      113.4
  Delivery, sales and
    administrative expense..................    166.2      176.4
  Interest expense..........................      0.9        0.5
  Interest income...........................     (1.3)      (1.2)
  Other (income) expense, net...............     (0.5)       0.1
                                              --------   --------
     Total costs and expenses...............    285.7      289.2
                                              --------   --------

Income before income taxes..................     43.3       41.0
Provision for income taxes..................     11.7       10.4
                                              --------   --------
Net income..................................     31.6       30.6

Shareholders' equity,
  beginning of period.......................    415.6      395.1
Net transactions with Premark...............     28.9      (23.0)
Translation adjustments.....................     (3.8)       8.1
                                              --------   --------
Shareholders' equity,
  end of period.............................  $ 472.3    $ 410.8
                                              ========   ========

Pro forma income per common and
  common equivalent share...................  $  0.46    $  0.43
                                              ========   ========


See accompanying Notes to Condensed Combined Financial Statements
(Unaudited).

                                - 2 -

                      TUPPERWARE CORPORATION
                 CONDENSED COMBINED BALANCE SHEET
                              ASSETS
                           (UNAUDITED)
                                     Pro Forma
                                    March 30,   March 30,  December 30,
                                      1996        1996        1995
                                    ---------   ---------   ---------
                                              (In millions)

Cash and cash equivalents.........  $   62.4    $   87.4    $   97.3

Accounts and notes receivable.....     197.4       197.4       173.6
  Less allowances for
    doubtful accounts.............     (26.6)      (26.6)      (26.1)
                                    ---------   ---------   ---------
                                       170.8       170.8       147.5

Inventories.......................     210.0       210.0       206.6
Deferred income tax benefits......      50.8        50.8        58.1
Prepaid expenses..................      20.2        20.2        16.9
                                    ---------   ---------   ---------
    Total current assets..........     514.2       539.2       526.4
                                    ---------   ---------   ---------

Deferred income tax benefits......      21.1        21.1        21.7
Property, plant, and equipment....     939.1       939.1       938.0
  Less accumulated depreciation...    (626.1)     (626.1)     (620.3)
                                    ---------   ---------   ---------
                                       313.0       313.0       317.7

Long-term receivables, net of
  allowances of $26.5 million at
  March 30, 1996, and $24.8
  million at December 30, 1995,
  and other assets................      75.3        75.3        78.2
                                    ---------   ---------   ---------
    Total assets..................  $  923.6    $  948.6    $  944.0
                                    =========   =========   =========

See accompanying Notes to Condensed Combined Financial Statements
(Unaudited).

                                - 3 -

                      TUPPERWARE CORPORATION
                 CONDENSED COMBINED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                     Pro Forma
                                    March 30,   March 30,  December 30,
                                      1996        1996        1995
                                    ---------   ---------   ---------
                                              (In millions)

Accounts payable..................  $   79.4    $   79.4    $   88.0
Short-term borrowings and current
  portion of long-term debt.......     225.7        65.8        83.8
Accrued liabilities...............     263.6       241.6       266.5
                                    ---------   ---------   ---------
    Total current liabilities.....     568.7       386.8       438.3
                                    ---------   ---------   ---------

Long-term debt....................     100.4         0.4         0.4
Accrued postretirement
  benefit cost....................      36.2        36.2        36.1
Other liabilities.................      52.9        52.9        53.6

Shareholders' equity:
  Net investment by Premark.......       -         594.0       533.5
  Common shareholders' equity.....     287.1         -           -
  Cumulative foreign currency
   adjustments....................    (121.7)     (121.7)     (117.9)
                                    ---------   ---------   ---------
    Total shareholders' equity....     165.4       472.3       415.6
                                    ---------   ---------   ---------

    Total liabilities and
      shareholders' equity........  $  923.6    $  948.6    $  944.0
                                    =========   =========   =========


See accompanying Notes to Condensed Combined Financial Statements
(Unaudited).

                                - 4 -

                  TUPPERWARE CORPORATION
        CONDENSED COMBINED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 13 Weeks Ended
                                              -------------------
                                              March 30,  April 1,
                                                1996       1995
                                              --------   --------
                                                 (In millions)

Cash flows from operating activities:
  Net income................................  $  31.6    $  30.6
  Adjustment to reconcile net income to
    net cash used in operating
    activities:
      Depreciation..........................     14.9       15.6
  Changes in assets and liabilities:
      Increase in accounts
        and notes receivable................    (25.0)     (22.4)
      Increase in inventory.................     (5.7)     (12.2)
      Decrease in accounts payable
        and accrued liabilities.............    (19.9)      (8.6)
      Decrease in income taxes payable......     (6.4)      (3.3)
      Decrease (increase) in net
        deferred income taxes...............      7.0       (1.2)
      Increase in prepaid expenses..........     (3.4)      (2.6)
  Other, net................................      2.0        2.4
                                              --------   --------
       Net cash used in
         operating activities...............     (4.9)      (1.7)
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (15.8)     (13.2)
                                              --------   --------
       Net cash used in investing
         activities.........................    (15.8)     (13.2)
                                              --------   --------

Cash flows from financing activities:
  Net transactions with Premark.............     28.9      (23.0)
  Net (decrease) increase in short-term debt    (15.8)      22.4
                                              --------   --------

       Net cash provided by (used in)
         financing activities...............     13.1       (0.6)
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................     (2.3)       9.4
                                              --------   --------
Net decrease in cash and
  cash equivalents..........................  $  (9.9)   $  (6.1)
                                              ========   ========

See accompanying Notes to Condensed Combined Financial Statements
(Unaudited).

                                - 5 -

                   TUPPERWARE CORPORATION
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited condensed combined financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of management, the unaudited condensed combined financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.



Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                    March 30,    December 30,
                                       1996          1995
                                   -----------   -----------

Finished goods..................     $  99.6       $ 100.3
Work in process.................        42.1          40.1
Raw materials and supplies......        68.3          66.2
                                     --------      --------
     Total inventories               $ 210.0       $ 206.6
                                     ========      ========

Note 3:  Distribution of Tupperware

On November 1, 1995, Premark International Inc.'s (Premark) board of directors authorized Premark management to proceed with a plan to establish the Tupperware business (Tupperware, the Company) as an independent company through a stock distribution to Premark's shareholders (the Distribution). As part of this transaction, on May 24, 1996, the Company paid a $284.9 million special dividend to Premark (the Dividend Payment). The Dividend Payment was funded through available cash and a portion of the $268.0 million that was borrowed under the Company's $300 million multicurrency credit agreement that was entered into on May 17, 1996.

The pro forma condensed combined balance sheet reflects the following transactions as if the Distribution had occurred on March 30, 1996:
a) payment of the Dividend Payment; b) an increase in borrowings and a decrease in cash to fund the Dividend Payment; c) an accrual of $10.0 million for non-recurring costs expected to be incurred by Tupperware in 1996 that are directly related to the Distribution; and d) an accrual of $12.0 million for the amount that Tupperware will pay related to the quarterly dividend declared on Premark's common stock on May 1, 1996 (Premark Dividend).

Pro forma net income per common and common equivalent share is calculated as if the Distribution had occurred at the beginning of fiscal 1995 and assumes that Tupperware would use $25.0 million of available cash and $271.9 million of additional borrowings to fund both the Dividend Payment of $284.9 million and the $12.0 million payment related to the Premark Dividend. The pro forma net income per common and common equivalent share is based on: a) the Company's historical net income for the 13 week periods ended March 30, 1996 and April 1, 1995, adjusted for $4.2 million of additional interest expense, net of $1.6 million of tax benefits, related to the increase in borrowings at an assumed weighted average interest rate of 6.2%; and b) an assumed
63.2 million and 65.3 million weighted average common and common equivalent shares for the 13 week periods ended March 30, 1996 and April 1, 1995, respectively. The actual number of common and common equivalent shares used to compute earnings per share after the Distribution will depend on Tupperware's stock price at that time, but is expected to be lower than 63.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 30, 1996, compared with the 13 weeks ended April 1, 1995, and changes in financial condition during the 13 weeks ended March 30, 1996.

The Distribution

On November 1, 1995, Premark's board of directors authorized Premark International Inc.'s (Premark) management to proceed with a plan to establish the Tupperware business (Tupperware, the Company) as an independent company through a stock distribution to Premark's shareholders (the Distribution). The Distribution is expected to be effected on May 31, 1996 through a stock dividend, which is tax free to Premark's shareholders pursuant to a favorable ruling received from the Internal Revenue Service.

Net Sales and Income from Operations

Net sales for the first quarter of 1996 were $329.0 million, $1.2 million or 0.4 percent lower than 1995 sales of $330.2 million. Net income increased by $1.0 million to $31.6 million, which was a 3 percent improvement from 1995 net income of $30.6 million. The modest variations from the prior year reflect lower performance by Europe, Africa and the Middle East, which was offset by improvement in all other regions. The only region where foreign exchange had a significant impact on the year-to-year variation was Asia Pacific.

Costs and Expenses

The cost of products sold in relation to sales was 36.6 percent and
34.3 percent in the first quarter of 1996 and 1995, respectively. The 1996 increase reflects a lower level of U.S. production to more closely match sales demand, and higher product costs in Latin America due to increased third party product sourcing. Delivery, sales and administrative expense as a percentage of sales was 50.5 percent in 1996 compared with 53.4 percent in 1995. The improvement was due to lower promotional spending and operating expenses in the Americas and Asia Pacific.


Tax Rate

The effective tax rates for the quarters ended March 30, 1996 and April 1, 1995, and for the year ended December 30, 1995, were 26.7 percent,
25.2 percent and 25.4 percent, respectively. The increase in the rate in 1996 is due to the absence of the 1995 benefit from the resolution of certain international and domestic tax audit contingencies and a lower 1996 benefit from repatriating foreign earnings. These factors were only partially offset by the 1996 benefit from reducing the valuation allowance for U.S. federal deferred tax assets.

Net Interest

In the first quarters of 1996 and 1995, Tupperware had net interest income of $0.4 million and $0.7 million, respectively. As a subsidiary of Premark, Tupperware's income only reflects interest on legal obligations owed or on amounts held by Tupperware. Dart Industries Inc. (Dart), which is now a subsidiary of the Company, paid a special dividend to Premark of $284.9 million, on May 24, 1996, which substantially increased the debt of Tupperware.


Regional Results

Europe, Africa and the Middle East

Sales decreased by 15 percent in the first quarter of 1996 to $146.8 million from $173.4 million in 1995. The decrease resulted from reduced volume in Germany, reflecting weak economic conditions. The region's sales represented 45 percent and 52 percent of Tupperware's total sales in the first quarter of 1996 and 1995, respectively. Segment profit in the region was $30.2 million in 1996, which represented a $13.8 million, or 31 percent, decrease compared with 1995's segment profit of $44.0 million. The decrease reflects the lower sales in Germany. For the first quarter of 1996 and 1995, respectively, the region accounted for 65 percent and 93 percent of Tupperware's segment profit.

The Americas

Sales in the Americas totaled $106.0 million in the first quarter of 1996, which was a 25 percent improvement compared with 1995 sales of $84.8 million. Segment profit in 1996 was $7.3 million compared with a loss of $1.6 million in 1995. The region's sales accounted for 32 percent and 26 percent of Tupperware's total in 1996 and 1995, respectively, and the 1996 segment profit was 15 percent of its total.

U.S. sales were $43.8 million in 1996, $0.2 million higher than 1995 sales of $43.6 million. However, the U.S. segment loss decreased sharply to $1.9 million in 1996 from $4.6 million in 1995, reflecting a more efficient use of promotional expenditures and a lower administrative cost structure. During the quarter, the U.S. business implemented several strategic initiatives to simplify operations, increase sales force productivity and improve profitability.

In the Americas, excluding the United States, sales increased by 51 percent to $62.2 million in 1996 from $41.2 million in 1995. Mexico was the biggest factor in the improvement, where sales increased
sharply.   Sales in Brazil increased substantially with the
improvements in both Mexico and Brazil resulting from successful programs to boost the size of the sales force. Segment profit in the Americas, excluding the United States, rose by $6.2 million to $9.2 million in 1996 from $3.0 million in 1995. Substantial improvements in Mexico and Brazil, reflecting the higher sales, were the largest factors in the increase. Also, Argentina had a profit in 1996 versus a loss in 1995, reflecting higher volume from a much larger sales force and lower selling and administrative costs.

Asia Pacific

Sales in Asia Pacific were $76.2 million in 1996, which was an improvement of $4.2 million or 6 percent, from 1995 sales of $72.0 million. Foreign exchange had a $4.2 million negative impact on the comparison. Excluding foreign exchange, sales in Japan increased significantly due to the impact in 1995 of the Kobe earthquake. However, the negative impact of foreign exchange in Japan offset a large part of the increase. Sales in Korea increased substantially, but Taiwan had a significant sales decrease. The sales fluctuations were due to an increase in the size of the active sales force in Korea and a decrease in Taiwan, reflecting the results of recruiting programs in those countries. The region's sales represented 23 percent and 22 percent of Tupperware's total sales in the first quarter of 1996 and 1995, respectively.

Segment profit in the region increased by 87 percent to $9.3 million in 1996 from $5.0 million in 1995. Foreign exchange had a minor impact on the comparison. A substantial increase in Korea and a sharp improvement in Japan, reflecting the higher sales along with the absence of costs related to the 1995 earthquake, were the main reasons for the increase. Taiwan's segment profit fell substantially as a result of its lower sales. For the first quarter of 1996 and 1995, respectively, the region accounted for 20 percent and 11 percent of Tupperware's segment profit.


Financial Condition

Under the Distribution Agreement between Premark, Tupperware and Dart, Dart paid a special dividend to Premark of $284.9 million on May 24, 1996.

Prior to the Distribution, the Company's domestic cash requirements, including working capital and capital expenditures, have been financed by Premark through its centralized cash management system. On May 17, 1996, Tupperware and certain of its subsidiaries entered into a 5-year $300 million unsecured multicurrency credit facility. This facility was used in funding the dividend payment to Premark, and along with cash generated by operating activities and continuing foreign uncommitted lines of credit, which totalled $199.9 million at March 30, 1996, is expected to be adequate to finance any additional working capital needs and capital expenditures.

Net cash used in operating activities was $4.9 million and $1.7 million in the first quarter of 1996 and 1995, respectively. Net cash used in investing activities was for capital expenditures and totaled $15.6 million and $23.2 million in 1996 and 1995, respectively.

Working capital as of March 30, 1996, increased by $64.3 million to $152.4 million from $88.1 million at December 30, 1995. The increase reflects higher receivables and lower accounts payable and accrued liabilities at March 30, 1996 compared with December 30, 1995, similar to the trend experienced in the first quarter of 1995.

                       PART II

                   OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

   (a)  Exhibits (numbered in accordance with Item 601 of
        Regulation S-K)

        (27) A Financial Data Schedule for the first quarter of 1996 is filed as an exhibit to this Report


   (b)  Reports on Form 8-K

        During the quarter, the Registrant did not file any current reports on Form 8-K.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TUPPERWARE CORPORATION




                                     By:    Thomas M. Roehlk
                                        -------------------------
                                        Senior Vice President,
                                         General Counsel and
                                              Secretary




                                     By:   Paul B. Van Sickle
                                        -------------------------
                                          Senior Vice President,
                                          Finance and Operations
                                         (Chief Financial Officer)





Orlando, Florida

May 30, 1996