Form 10-Q
period 1996-06-29
TUPPERWARE CORP
filed 1996-08-09
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q

  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended June 29, 1996

  OR

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _____ to _____


                     Commission file number 1-11657

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

As of August 8, 1996, 62,141,944 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                             Page
          Index                                             Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          June 29, 1996 and July 1, 1995.................    2

          Consolidated Statement of Income
          (Unaudited) for the 26 week periods
          ended June 29, 1996 and July 1, 1995...........    3

          Consolidated Balance Sheet
          (Unaudited) as of June 29, 1996 and
          December 30, 1995..............................    4

          Consolidated Statement of Cash Flows
          (Unaudited) for the 26 week periods ended
          June 29, 1996 and July 1, 1995.................    6

          Notes to Consolidated Financial
          Statements (Unaudited).........................    7


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission).
Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto for its fiscal year ended December 30, 1995, included in the Form 10 Registration of Securities of the Registrant as declared effective by the Commission on May 2, 1996.

The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                             -------------------
                                              June 29,    July 1,
                                                1996       1995
                                              --------   --------
                             (In millions, except per share data)

Net sales...................................  $ 379.0    $ 351.0
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    134.4      122.6
  Delivery, sales and
    administrative expense..................    170.0      165.4
  Interest expense..........................      1.5        0.9
  Interest income...........................     (0.5)      (1.2)
  Costs associated with becoming an
    independent company.....................      2.6         -
  Other expense.............................      2.2        0.1
                                              --------   --------
     Total costs and expenses...............    310.2      287.8

Income before income taxes..................     68.8       63.2
Provision for income taxes..................     18.2       15.3
                                              --------   --------
Net income..................................  $  50.6    $  47.9
                                              ========   ========
Pro forma net income per common and
 common equivalent share....................  $  0.77    $  0.72
                                              ========   ========
Average number of common and common
 equivalent shares outstanding..............     63.1       63.1
                                              ========   ========


See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                26 Weeks Ended
                                             -------------------
                                              June 29,    July 1,
                                                1996       1995
                                              --------   --------
                               (In millions, except per share data)

Net sales...................................  $ 708.0    $ 681.2
                                              --------   --------

Costs and expenses:
  Cost of products sold.....................    254.7      236.0
  Delivery, sales and
    administrative expense..................    336.3      341.8
  Interest expense..........................      2.5        1.3
  Interest income...........................     (1.9)      (2.3)
  Costs associated with becoming an
    independent company.....................      2.6         -
  Other expense.............................      1.7        0.2
                                              --------   --------
     Total costs and expenses...............    595.9      577.0

Income before income taxes..................    112.1      104.2
Provision for income taxes..................     29.9       25.8
                                              --------   --------
Net income..................................  $  82.2    $  78.4
                                              ========   ========
Pro forma net income per common and
 common equivalent share....................  $  1.23    $  1.16
                                              ========   ========
Average number of common and common
 equivalent shares outstanding..............     63.1       63.1
                                              ========   ========


See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                - 3 -

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                       June 29,    December 30,
                                         1996         1995
                                       ---------    ---------
                                           (In millions)
Cash and cash equivalents............  $   94.2     $   97.3

Accounts and notes receivable........     207.4        173.6
  Less allowances for
    doubtful accounts................     (26.7)       (26.1)
                                       ---------    ---------
                                          180.7        147.5

Inventories..........................     218.5        206.6
Deferred income tax benefits.........      55.0         58.1
Prepaid expenses.....................      29.8         16.9
                                       ---------    ---------
    Total current assets.............     578.2        526.4
                                       ---------    ---------

Deferred income tax benefits.........      24.6         21.7

Property, plant and equipment........     946.2        938.0
  Less accumulated depreciation......    (630.8)      (620.3)
                                       ---------    ---------
                                          315.4        317.7

Long-term receivables, net of
  allowances of $29.9 million at
  June 29, 1996, and $24.8
  million at December 30, 1995,
  and other assets...................      69.1         78.2
                                       ---------    ---------
    Total assets.....................  $  987.3     $  944.0
                                       =========    =========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                 - 4 -

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                         June 29,   December 30,
                                          1996        1995
                                       ---------    ---------
                         (Dollars in millions except per share amounts)
Accounts payable.....................  $   91.6     $  88.0
Short-term borrowings and current
  portion of long-term debt..........     185.2        83.8
Accrued liabilities..................     284.4       266.5
                                       ---------    ---------
    Total current liabilities........     561.2       438.3
                                       ---------    ---------

Long-term debt.......................     101.9         0.4
Accrued postretirement
  benefit cost.......................      37.2        36.1
Other liabilities....................      42.0        53.6

Shareholders' equity:
  Net investment by Premark
   International, Inc................       -         533.5
  Preferred stock, no par value,
     200,000,000 shares authorized;
     none issued.....................       -           -
  Common stock, $.01 par value,
     600,000,000 shares authorized;
     62,030,367 shares issued........       0.6         -
  Capital surplus....................      12.8         -
  Retained earnings..................     361.7         -
  Unearned portion of restricted
     stock issued for future service.      (5.1)        -
  Cumulative foreign currency
     adjustments.....................    (125.0)     (117.9)
                                       ---------    ---------
    Total shareholders' equity.......     245.0       415.6
                                       ---------    ---------
    Total liabilities and
      shareholders' equity...........  $  987.3     $ 944.0
                                       =========    =========


See accompanying Notes to Consolidated Financial Statements (Unaudited).

                                 - 5 -

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 26 Weeks Ended
                                              -------------------
                                               June 29,  July 1,
                                                1996       1995
                                              --------   --------
                                                  (In millions)
Cash flows from operating activities:
  Net income................................  $  82.2    $ 78.4
  Adjustment to reconcile net income to
    net cash used in operating
    activities:
      Depreciation..........................     31.4      31.6
  Changes in assets and liabilities:
      Increase in accounts
        and notes receivable................    (36.6)    (47.6)
      Increase in inventory.................    (17.8)    (25.3)
      Increase (decrease) in accounts
        payable and accrued liabilities.....     15.8      (8.5)
      Increase in income taxes payable......      7.0       1.2
      Increase in net deferred
        income taxes........................     (5.0)     (1.6)
      Increase in prepaid expenses..........    (13.3)    (10.2)
      Other, net............................     (5.7)     15.6
                                              --------   --------
       Net cash provided by
         operating activities...............     58.0      33.6
                                              --------   --------

Cash flows from investing activities:
  Capital expenditures......................    (39.9)    (25.6)
                                              --------   --------
       Net cash used in investing
         activities.........................    (39.9)    (25.6)
                                              --------   --------

Cash flows from financing activities:
  Special dividend to Premark...............   (284.9)       -
  Net transactions with Premark
    other than special dividend.............     55.4     (57.1)
  Net increase in short-term debt...........    105.3      28.2
  Proceeds from issuance of long-term debt..    201.8        -
  Repayment of long-term debt...............   (100.3)       -
                                              --------   --------

       Net cash used in financing
         activities.........................    (22.7)    (28.9)
                                              --------   --------

Effect of exchange rate changes on cash
  and cash equivalents......................      1.5       8.5
                                              --------   --------
Net decrease in cash and
  cash equivalents..........................     (3.1)    (12.4)

Cash and cash equivalents at beginning
  of year...................................     97.3     102.3
                                              --------   --------
Cash and cash equivalents at end
  of period.................................  $  94.2    $ 89.9
                                              ========   ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                - 6 -

                   TUPPERWARE CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.



Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     June 29,   December 30,
                                       1996          1995
                                   -----------   -----------
Finished goods..................     $ 102.3       $ 100.3
Work in process.................        42.6          40.1
Raw materials and supplies......        73.6          66.2
                                     --------      --------
     Total inventories               $ 218.5       $ 206.6
                                     ========      ========

Note 3:  Distribution of Tupperware

On November 1, 1995, Premark International, Inc.'s (Premark) board of directors authorized Premark management to proceed with a plan to establish the Tupperware business (Tupperware, the Company) as an independent company through a stock distribution to Premark's shareholders (the Distribution). The Distribution was effected through a stock dividend on May 31, 1996. As part of this transaction, on May 24, 1996, Dart Industries Inc.(Dart), a wholly-owned subsidiary of the Company, paid a $284.9 million special dividend to Premark (the Dividend Payment). The Dividend Payment was funded through available cash and a portion of the $268.0 million that was borrowed under the Company's $300 million multicurrency credit agreement that was entered into on May 17, 1996.

Pro forma net income per common and common equivalent share is calculated as if the Distribution had occurred at the beginning of fiscal 1995 and assumes that Tupperware used $25.0 million of available cash and $271.9 million of additional borrowings to fund both the Dividend Payment of $284.9 million and $12.0 million for the amount that Tupperware paid in July 1996 related to the quarterly dividend declared on Premark's common stock on May 1, 1996. Pro forma net income is based on the Company's historical net income for the 13 week and 26 week periods ended June 29, 1996 and July 1, 1995, adjusted for each full quarter prior to the Distribution for $4.2 million of additional interest expense, net of $1.6 million of tax benefits, related to the increase in borrowings at an assumed weighted average interest rate of 6.2 percent and for the second quarter of 1996 for $2.8 million of additional interest expense, net of $1.1 million of tax benefits for the two months prior to the Distribution. Pro forma net income per share includes pro forma net income divided by an assumed 63.1 million weighted average common and common equivalent shares for all periods prior to the Distribution and actual net income per share for the period subsequent to the Distribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 29, 1996, compared with the 13 weeks and 26 weeks ended July 1, 1995, and changes in financial condition during the 26 weeks ended June 29, 1996.

The Distribution

On November 1, 1995, Premark's board of directors authorized Premark management to proceed with a plan to establish the Tupperware business (Tupperware, the Company) as an independent company through a stock distribution to Premark's shareholders. The Distribution was effected on May 31, 1996 through a stock dividend, which is tax free to Premark's shareholders pursuant to a favorable ruling received from the Internal Revenue Service. Under the caption, "Costs associated with becoming an independent company," in the accompanying income statements are $2.6 million of pretax costs that were incurred during the second quarter.

Net Sales and Net Income

Net sales for the second quarter ended June 29, 1996, were $379.0 million, an increase of 8 percent from $351.0 million in 1995. Pro forma net income for the second quarter of 1996 rose 7.8 percent to $48.9 million, or $0.77 per share, from $45.3 million, or $0.72 per share, in 1995. Foreign exchange had a $25.2 million, or 8 percentage point, negative impact on the second quarter sales comparison, and a $6.1 million, or 11 percentage point, negative impact on the segment profit comparison. There was a $0.07 per share negative impact from foreign exchange on the comparison of pro forma earnings per share. Excluding the $2.6 million of pretax costs related to becoming an independent company, pro forma net income was $50.5 million, or $0.80 per share, an 11.3 percent increase. Net income for the second quarter was $50.6 million versus $47.9 million in 1995.

The increases for the quarter were from significant improvement in the Americas and a strong increase in Europe. Asia Pacific also had strong increases in the quarter, excluding the unfavorable impact of foreign exchange. Including the impact of foreign exchange, the region had a modest decrease in sales and a slight increase in profitability. In the second quarters of 1996 and 1995, international operations accounted for 84 percent and 82 percent of the Company's sales, respectively. International operations contributed 89 percent of the Company's segment profit in both years.

For the year-to-date period, sales increased by 4 percent to $708.0 million in 1996 from $681.2 million in 1995. Pro forma net income increased 6.1 percent to $77.9 million, or $1.23 per share, from $73.4 million, or $1.16 per share, last year. For the first half, foreign exchange had a negative impact on the sales and segment profit comparisons of $31.8 million and $6.6 million, representing 5 and 6 percentage points, respectively. Excluding the costs associated with becoming an independent company, pro forma net income was $79.5 million, or $1.26 per share, up 8.2 percent. Net income was $82.2 million compared with $78.4 million last year.

The six month period reflects substantial sales improvement and a sharp increase in segment profit in the Americas. Europe had modestly lower sales and a large decrease in segment profit due to weakness in the first quarter. Asia Pacific's sales for the first six months of 1996 were even with the prior year as strong improvement in local currency terms was offset by the impact of a stronger U.S. dollar, while the region's profits increased substantially with and without the unfavorable impact of foreign exchange. For the year-to-date period, international operations accounted for 85 percent of Tupperware's sales in both 1996 and 1995, and 95 percent and 97 percent of its segment profit in 1996 and 1995, respectively.

Costs and Expenses

The cost of products sold in relation to sales increased to 35.5 percent in the second quarter of 1996 from 34.9 percent in 1995. For the six months ended June 29, 1996, the ratio was 36.0 percent versus
34.6 percent for the comparable 1995 period. The increase for the year-to-date period reflects lower margins in Europe associated with second quarter promotional programs, and higher product costs in Latin America due to increased third party product sourcing.

Delivery, sales and administrative expense as a percentage of sales was 44.9 percent in the second quarter of 1996 compared with 47.1 percent in the second quarter of 1995. The ratios were 47.5 percent and 50.2 percent for the six month periods ended June 29, 1996 and July 1, 1995, respectively. The improvement in both periods was primarily the result of more efficient promotional spending and a lower operating expense structure as a percentage of sales in Latin America.

Net Interest Expense

In the second quarter and first six months of 1996, the Company incurred net interest expense of $1.0 million and $0.6 million, respectively. For the comparable 1995 periods, the Company earned net interest income of $0.3 million and $1.0 million, respectively. In connection with the Distribution, Dart paid Premark a special dividend of $284.9 million on May 24, 1996. The Company incurred a significant amount of incremental borrowings in order to fund the majority of the special dividend, which will result in higher interest expense in future periods.

Tax Rate

The effective tax rates for the second quarter and first half of 1996 were 26.5 percent and 26.7 percent, respectively, compared with 24.4 percent and 24.8 percent, respectively, for 1995. For the year ended December 30, 1995, the rate was 23.8 percent. The increase in the 1996 rates is due to a lower 1996 benefit from repatriating foreign earnings and the absence of the 1995 benefit from the resolution of certain international and domestic tax audit contingencies. These factors were only partially offset by the 1996 benefit from reducing the valuation allowance for U.S. federal deferred tax assets.

Regional Results (dollars in millions)

Europe

                                                  Foreign
                                                  Exchange
                                                   Impact
                                 Increase         Positive  Percent of
                                <Decrease>       <Negative>    Total
              1996    1995   Dollar  Percent   Dollar    pp  1996 1995
             ------  ------  ------  -------  -------   ---- ---- ----
Quarter:
 Sales       $155.1  $140.7  $ 14.4      10%   <$9.6>   <8>   41%  40%
 Profit        40.3    36.7     3.6      10     <2.9>   <9>   51   53
First half:
 Sales        301.9   314.1   <12.2>     <4>    <9.4>   <3>   43   46
 Profit        70.5    80.7   <10.2>    <13>    <2.5>   <3>   56   69

The quarterly increases in sales and segment profit of Europe reflect substantial improvement in volume in Germany, the result of an innovative promotional program in spite of continuing economic weakness and higher volume in Italy resulting from a focus on sales force recruiting and activity. For the first six months, the decreases were primarily the result of lower volume in Germany in the first quarter as a result of the weak economy and lower sales during the important promotional period early in the year. Foreign exchange had a negative impact on the comparisons throughout the region.


Americas

                                                  Foreign
                                                  Exchange
                                                   Impact
                                 Increase         Positive   Percent of
                                <Decrease>       <Negative>    Total
              1996    1995   Dollar  Percent  Dollar    pp   1996 1995
             ------  ------  ------  -------  -------  ----  ---- ----
Quarter:
 Sales:
  U.S.       $ 59.5  $ 61.7  <$ 2.2>    <4%>      -      -    16%  18%
  Other        70.9    50.4    20.5      41    <$3.0>   <9>   18   14
             ------  ------   -----           -------        ---- ----
             $130.4  $112.1   $18.3      16    <$3.0>   <4>   34%  32%
             ======  ======   =====            ======        ==== ====
 Profit:
  U.S.       $  8.5  $  7.9   $ 0.6       7%      -      -    11%  11%
  Other        10.8     5.7     5.1      93     <0.6>  <23>   14    9
             ------  ------   -----            ------        ---- ----
             $ 19.3  $ 13.6   $ 5.7      43    <$0.6>   <6>   25%  20%
             ======  ======   =====             =====        ==== ====

First Half:
 Sales:
  U.S.       $103.3  $105.3  <$ 2.0>     <2%>     -     -     15%  15%
  Other       133.1    91.6    41.5      45    <$5.7>  <10>   18   14
             ------  ------   -----             ----         ---- ----
             $236.4  $196.9   $39.5      20    <$5.7>   <4>   33%  29%
             ======  ======   =====             =====        ==== ====


 Profit:
  U.S.       $  6.6  $  3.3   $ 3.3      98%      -      -     5%   3%
  Other        20.0     8.7    11.3     131    <$1.2>  <36>   16    7
             ------  ------   -----             ----         ---- ----
             $ 26.6  $ 12.0    14.6     122    <$1.2>  <24>   21%  10%
             ======  ======   =====             =====        ==== ====

                                - 12 -

The improvement in profit in the United States reflects the implementation of several strategic initiatives to simplify operations and increase sales force productivity. These initiatives resulted in lower promotional costs and operating expenses throughout the first half. These factors were mostly offset by higher distribution costs in the second quarter.

In the Americas, excluding the United States, the improvements relate to higher volume in Mexico, Brazil and Argentina, where the active sales forces more than doubled in the second quarter and first half, in response to successful programs to increase sales force size. In addition to the positive impact of higher volume, segment profit also improved due to a lower operating expense structure in relation to the higher level of business and more focused promotional spending. These factors more than offset increased product costs resulting from a higher level of third party sourcing of product due to capacity constraints related to the higher sales volume. The region's production capacity is being increased. Foreign exchange had a negative impact on the region's quarterly and year-to-date comparisons, primarily due to weakness in the Mexican peso.

Asia Pacific

                                                  Foreign
                                                  Exchange
                                                   Impact
                                 Increase        Positive    Percent of
                                <Decrease>       <Negative>    Total
              1996    1995   Dollar  Percent   Dollar    pp  1996 1995
             ------  ------  ------  -------  -------   ---- ---- ----
Quarter:
 Sales       $ 93.5  $ 98.2  <$ 4.7>   <5%>  <$12.6>    <14>   25%  28%
 Profit        19.3    19.0     0.3     2      <2.6>    <16>   24   27
First half:
 Sales        169.7   170.2    <0.5>    -     <16.7>    <11>   24   25
 Profit        28.6    24.0     4.6    19      <2.9>    <17>   23   21

The decrease in second quarter Asia Pacific sales reflects weakness in the Japanese yen, which more than offset a strong operational improvement in Japan and significant improvement in Korea and Australia. The operational increases reflect a better sales mix in

Japan due to a promotion on cookware, volume improvement in Korea as the sales force responded to strong incentives, and higher volume in Australia on the strength of improved recruiting. The profit improvement reflects the sales mix in Japan and the higher volume in Korea, along with more favorable manufacturing costs. These factors were partially offset by the unfavorable impact of foreign exchange.

Financial Condition

Under the Distribution Agreement between Premark, Tupperware and Dart, Dart paid a special dividend to Premark of $284.9 million on May 24, 1996.

Prior to the Distribution, the Company's domestic cash requirements, including working capital expenditures, were financed by Premark through its centralized cash management system. On May 17, 1996, Tupperware and certain of its subsidiaries entered into a 5-year $300 million unsecured multicurrency credit facility. This facility was used in funding the dividend payment to Premark, but in late June, all outstanding borrowings were refinanced through the issuance of commercial paper. Amounts available under the multicurrency credit facility and through commercial paper borrowings and foreign uncommitted lines of credit, which totalled $152.1 million at June 29, 1996, along with cash generated by operating activities are expected to be adequate to finance any additional working capital needs and capital expenditures.

Net cash provided by operating activities increased to $58.0 million for the first six months of 1996 compared with $33.6 million for the first six months of 1995. The improvement reflects the higher level of earnings for the 1996 period, along with a smaller net increase in working capital. Net cash used in investing activities was for capital expenditures and totaled $39.9 million and $25.6 million in the first halves of 1996 and 1995, respectively.

Working capital decreased to $17.0 million as of June 29, 1996, compared with $88.1 million as of December 30, 1995. This decrease was the result of a net increase in short-term borrowings of $105.3 million, primarily in connection with funding the special dividend to Premark. An additional $100.0 million of short-term borrowings was classified as non-current at June 29, 1996, due to the Company's ability and intent to keep this amount of short-term borrowings outstanding for more than one year. The most significant factor offsetting this decrease in working capital was an increase in net accounts receivable of $33.2 million. However, days sales outstanding from operations was modestly lower at the end of the second quarter of 1996 compared with the end of the second quarter of 1995.

                         PART II

                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (11) A statement of computation of per share earnings
                   is filed as an exhibit to this report.

              (27) A Financial Data Schedule for the second quarter of
                   1996 is filed as an exhibit to this Report


         (b)  Reports on Form 8-K

              During the quarter, the Registrant filed the following current report on Form 8-K:

              Dated June 12, 1996, regarding the change in control and acquisition of assets of the Registrant.

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


                                     TUPPERWARE CORPORATION




                                     By:    Thomas M. Roehlk
                                        -------------------------
                                        Senior Vice President,
                                         General Counsel and
                                              Secretary




                                     By:   Paul B. Van Sickle
                                        -------------------------
                                          Senior Vice President,
                                          Finance and Operations
                                         (Chief Financial Officer)






Orlando, Florida

August 9, 1996

                                - 16 -

                                                         EXHIBIT 11
                     TUPPERWARE CORPORATION
        STATEMENT OF COMPUTATION OF PER SHARE EARNINGS<F1>
                           (Unaudited)

                                                13 Weeks Ended
                                             -------------------
                                              June 29,    July 1,
                                                1996       1995
                                              --------   --------
                       (Dollars in millions, shares in thousands)

Pro Forma earnings..........................  $  48.9    $  45.3
                                              ========   ========
PRIMARY METHOD
 Shares
     Cumulative average outstanding shares..   62,030     62,030
     Common equivalent shares...............    1,051      1,065
                                               -------   --------
     Weighted average number of common
        and common equivalent shares
        outstanding.........................   63,081     63,095
                                              ========   ========
 Primary pro forma earnings per share.......  $  0.77    $  0.72

FULLY DILUTED METHOD
  Shares
     Cumulative average outstanding shares..   62,030     62,030
     Common equivalent shares...............    1,051      1,065
                                              --------   --------
     Weighted average number of common
        and common equivalent shares........
        outstanding.........................   63,081     63,095
                                              ========   ========
Fully diluted pro forma earnings per share..  $  0.77    $  0.72
                                              ========   ========

<F1>For all periods prior to the Distribution, the number of shares actually outstanding and the number of common equivalent shares existing at the date of the Distribution have been used.

                                                         EXHIBIT 11
                     TUPPERWARE CORPORATION
        STATEMENT OF COMPUTATION OF PER SHARE EARNINGS<F1>
                           (Unaudited)

                                                26 Weeks Ended
                                             -------------------
                                              June 29,    July 1,
                                                1996       1995
                                              --------   --------
                       (Dollars in millions, shares in thousands)

Pro Forma earnings..........................  $ 77.9     $  73.4
                                              ========   ========
PRIMARY METHOD
 Shares
     Cumulative average outstanding shares..   62,030     62,030
     Common equivalent shares...............    1,058      1,065
                                               -------   --------
     Weighted average number of common
     and common equivalent shares
     outstanding............................   63,088     63,095
                                              ========   ========
 Primary pro forma earnings per share.......  $  1.23    $  1.16

FULLY DILUTED METHOD
  Shares
     Cumulative average outstanding shares..   62,030     62,030
     Common equivalent shares...............    1,058      1,065
                                              --------   --------
     Weighted average number of common
        and common equivalent shares
        outstanding.........................   63,088     63,095
                                              ========   ========
Fully diluted pro forma earnings per share..  $ 1.23     $  1.16
                                              ========   ========

<F1>For all periods prior to the Distribution, the number of shares actually outstanding and the number of common equivalent shares existing at the date of the Distribution have been used.

                                - 18 -