Form 10-Q
period 1996-09-28
TUPPERWARE CORP
filed 1996-11-08
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 39 weeks ended September 28, 1996

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

As of November 7, 1996, 62,231,440 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                            Page
          Index                                            Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          September 28, 1996 and September 30, 1995......    2

          Consolidated Statement of Income
          (Unaudited) for the 39 week periods ended
          September 28, 1996 and September 30, 1995......    3

          Consolidated Balance Sheet
          (Unaudited) as of September 28, 1996 and
          December 30, 1995..............................    4

          Consolidated Statement of Cash Flows
          (Unaudited) for the 39 week periods
          ended September 28, 1996 and
          September 30, 1995.............................    6

          Notes to Consolidated Financial
          Statements (Unaudited).........................    7


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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                         --------------------------
                                         September 28, September 30,
                                             1996           1995
                                         ------------  -------------
                                (In millions, except per share data)

Net sales...............................   $ 290.6        $ 291.9
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     104.6          112.1
  Delivery, sales and
    administrative expense..............     154.9          155.3
  Interest expense......................       4.7            0.8
  Interest income.......................      (0.8)          (1.1)
  Costs associated with becoming an
    independent company.................       3.2             -
  Other (income) expense................      (0.3)           1.9
                                           --------       --------
     Total costs and expenses...........     266.3          269.0
                                           --------       --------
Income before income taxes..............      24.3           22.9
Provision for income taxes..............       6.2            4.6
                                           --------       --------
Net income..............................   $  18.1        $  18.3
                                           ========       ========
Net income (1996)/pro forma net income
 (1995) per common and common
 equivalent share.......................   $  0.29        $  0.25
                                           ========       ========
Average number of common and common
 equivalent shares outstanding..........      63.1           63.1
                                           ========       ========


See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                39 Weeks Ended
                                         ---------------------------
                                         September 28, September 30,
                                             1996          1995
                                         ------------- -------------
                                (In millions, except per share data)

Net sales...............................   $ 998.6        $ 973.1
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     359.3          348.1
  Delivery, sales and
    administrative expense..............     491.2          497.1
  Interest expense......................       7.2            2.1
  Interest income.......................      (2.7)          (3.4)
  Costs associated with becoming an
    independent company.................       5.8             -
  Other expense.........................       1.4            2.1
                                           --------       --------
     Total costs and expenses...........     862.2          846.0
                                           --------       --------
Income before income taxes..............     136.4          127.1
Provision for income taxes..............      36.1           30.3
                                           --------       --------
Net income..............................   $ 100.3        $  96.8
                                           ========       ========
Pro forma net income per common and
 common equivalent share................   $  1.52        $  1.41
                                           ========       ========
Average number of common and common
 equivalent shares outstanding..........      63.2           63.1
                                           ========       ========


See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                - 3 -

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                    September 28,  December 30,
                                         1996         1995
                                       ---------    ---------
                                           (In millions)
Cash and cash equivalents............  $   60.5     $   97.3

Accounts and notes receivable........     197.3        173.6
  Less allowances for
    doubtful accounts................     (27.0)       (26.1)
                                       ---------    ---------
                                          170.3        147.5

Inventories..........................     254.2        206.6
Deferred income tax benefits.........      55.2         58.1
Prepaid expenses.....................      29.1         16.9
                                       ---------    ---------
    Total current assets.............     569.3        526.4
                                       ---------    ---------

Deferred income tax benefits.........      25.5         21.7

Property, plant and equipment........     971.8        938.0
  Less accumulated depreciation......    (648.9)      (620.3)
                                       ---------    ---------
                                          322.9        317.7

Long-term receivables, net of
  allowances of $37.2 million at
  September 28, 1996, and $24.8
  million at December 30, 1995,
  and other assets...................      68.7         78.2
                                       ---------    ---------
    Total assets.....................  $  986.4     $  944.0
                                       =========    =========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                 - 4 -

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                     September 28, December 30,
                                         1996          1995
                                     ------------- ------------
                      (Dollars in millions except per share amounts)
Accounts payable...................     $ 76.7        $ 88.0
Short-term borrowings and current
  portion of long-term debt........      210.5          83.8
Accrued liabilities................      265.1         266.5
                                        -------       -------
    Total current liabilities......      552.3         438.3
                                        -------       -------

Long-term debt.....................      101.9           0.4
Accrued postretirement
  benefit cost.....................       36.9          36.1
Other liabilities..................       42.3          53.6

Shareholders' equity:
  Net investment by Premark
     International, Inc............        -           533.5
  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................        -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,178,800 shares issued......        0.6           -
  Capital surplus..................       13.6           -
  Retained earnings................      366.1           -
  Unearned portion of restricted
     stock issued for future service.     (4.5)          -
  Cumulative foreign currency
     adjustments...................     (122.8)       (117.9)
                                        -------       -------
    Total shareholders' equity.....      253.0         415.6
                                        -------       -------
    Total liabilities and
      shareholders' equity.........     $986.4        $944.0
                                        =======       =======


See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                 - 5 -

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                  39 Weeks Ended
                                           ---------------------------
                                           September 28, September 30,
                                               1996          1995
                                           ------------- -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $ 100.3       $ 96.8
  Adjustment to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation.......................       48.8         44.0
  Changes in assets and liabilities:
      Increase in accounts
        and notes receivable.............      (24.8)       (50.4)
      Increase in inventory..............      (51.4)       (29.2)
      (Decrease)increase in accounts
        payable and accrued liabilities..       (4.0)         2.0
      Decrease in income taxes payable...      (12.1)        (5.6)
      Increase in net deferred
        income taxes.....................       (5.5)        (0.9)
      Increase in prepaid expenses.......      (12.4)       (13.7)
      Other, net.........................        0.5          9.7
                                             --------      --------
       Net cash provided by
         operating activities............       39.4         52.7
                                             --------      --------

Cash flows from investing activities:
  Capital expenditures...................      (64.3)       (46.5)
                                             --------      --------
       Net cash used in investing
         activities......................      (64.3)       (46.5)
                                             --------      --------

Cash flows from financing activities:
  Special dividend to Premark............     (284.9)          -
  Net transactions with Premark
    other than special dividend..........       43.4        (52.0)
  Proceeds from exercise of
    stock options........................        0.8           -
  Net increase in short-term debt........      130.4         15.0
  Proceeds from issuance of
    long-term debt.......................      201.8          2.0
  Repayment of long-term debt............     (100.3)          -
                                             --------      --------

       Net cash used in financing
         activities......................       (8.8)       (35.0)
                                             --------      --------

Effect of exchange rate changes on cash
  and cash equivalents...................       (3.1)         3.8
                                             --------      --------
Net decrease in cash and
  cash equivalents.......................      (36.8)       (25.0)

Cash and cash equivalents at beginning
  of year................................       97.3        102.3
                                             --------      --------
Cash and cash equivalents at end
  of period..............................    $  60.5       $ 77.3
                                             ========      ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                - 6 -

                   TUPPERWARE CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.



Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                  September 28,  December 30,
                                       1996          1995
                                   -----------   -----------
Finished goods..................     $ 126.6       $ 100.3
Work in process.................        47.3          40.1
Raw materials and supplies......        80.3          66.2
                                     --------      --------
     Total inventories               $ 254.2       $ 206.6
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

Pro forma net income per common and common equivalent share is calculated as if the Distribution had occurred at the beginning of fiscal 1995 and assumes that Tupperware used $25.0 million of available cash and $271.9 million of additional borrowings to fund both the Dividend Payment of $284.9 million and $12.0 million for the amount that Tupperware paid in July 1996 related to the quarterly dividend declared on Premark's common stock on May 1, 1996. Pro forma net income is based on the company's historical net income for the 13 week period ended September 30, 1995 and the 39 week periods ended September 28, 1996 and September 30, 1995. Historical net income is adjusted for each full quarter prior to the Distribution for $4.2 million of additional interest expense, net of $1.6 million of tax benefits, related to the increase in borrowings at an assumed weighted average interest rate of 6.2 percent. For the second quarter of 1996, historical net income is adjusted for $2.8 million of additional interest expense, net of $1.1 million of tax benefits for the two months prior to the Distribution. Pro forma net income per share includes pro forma net income divided by an assumed 63.1 million weighted average common and common equivalent shares for all periods prior to the Distribution and actual net income per share for the period subsequent to the Distribution.

Note 4:  Sale of 7.25% Notes

On October 1, 1996, Tupperware Finance Company B.V. (TFC), an indirectly wholly-owned subsidiary of the company, completed an offering of $100 million of 7.25% 10-year notes. The offering was made under a $200 million shelf registration filed with the Securities and Exchange Commission, which was declared effective on September 25, 1996. Proceeds from the offering were used to refinance a portion of the company's commercial paper borrowings.

Note 5:  Share Repurchase

On November 7, 1996, the company announced it would purchase up to 5 million shares of its common stock, with volume and timing to depend on market conditions. Shares acquired will be used for general corporate needs. Purchases will be made in the open market or through other transactions and will be financed through cash flow from operations or issuance of additional debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 28, 1996, compared with the 13 weeks and 39 weeks ended September 30, 1995, and changes in financial condition during the 39 weeks ended September 28, 1996.

The Distribution

On November 1, 1995, Premark's board of directors authorized Premark management to proceed with a plan to establish the Tupperware business as an independent company through a stock distribution to Premark's shareholders. The Distribution was effected on May 31, 1996 through a stock dividend, which was tax free to Premark's shareholders pursuant to a favorable ruling received from the Internal Revenue Service. Under the caption, "Costs associated with becoming an independent company," in the accompanying income statements are $3.2 million and $5.8 million of pretax costs that were incurred during the third quarter and first nine months of 1996, respectively.

Net Sales and Net Income

Net sales for the third quarter ended September 28, 1996, were $290.6 million, versus $291.9 million in 1995. Net income for the third quarter of 1996 increased by 15.3 percent to $18.1 million, or $0.29 per share, from pro forma net income of $15.7 million, or $0.25 per share, in 1995. Foreign exchange had a $12.3 million, or 4 percentage point, negative impact on the third quarter sales comparison, and a $1.7 million, or 14 percentage point, negative impact on the comparison of pro forma net income. There was a $0.03 negative impact from foreign exchange on the per share comparison. Excluding the $3.2 million of pretax costs related to becoming an independent company, net income was $20.0 million, or $0.32 per share, a 27.8 percent increase. Net income for the third quarter of 1995 was $18.3 million.

The sales comparison for the quarter reflects a substantial increase in the Americas, excluding the United States and a strong operational improvement in Europe. Offsetting these factors were lower U.S. and Asia Pacific sales, along with the unfavorable impact of foreign exchange. The quarterly segment profit comparison followed the sales trends, except in the United States where profit increased modestly. The net income comparison also reflects unallocated corporate expenses that were $2.7 million lower in 1996 than in 1995.

For the year-to-date period, sales increased by 3 percent to $998.6 million in 1996 from $973.1 million in 1995. Pro forma net income increased by 7.7 percent to $96.0 million, or $1.52 per share, from $89.1 million, or $1.41 per share, last year. For the first nine months, foreign exchange had a negative impact on the sales and pro forma net income comparisons of $43.9 million and $6.7 million, respectively, representing 4 percentage points and 9 percentage points, respectively. Excluding the costs associated with becoming an independent company, pro forma net income was $99.5 million, or $1.57 per share, up 11.3 percent. Net income was $100.3 million compared with $96.8 million last year.

The nine month period reflects substantial increases in sales and segment profit in the Americas, excluding the United States. U.S. sales were lower, but the business earned a modest segment profit in 1996 versus a loss in 1995. Europe had a slight operational improvement in sales, although segment profit decreased for the period. Asia Pacific had modestly higher sales and significantly higher segment profit, excluding the impact of foreign exchange. Foreign exchange had a negative impact on the sales and segment profit comparisons in all international areas. For the year-to-date period, unallocated corporate expenses were $5.8 million lower in 1996 than in 1995.

Costs and Expenses

The cost of products sold in relation to sales decreased to 36.0 percent in the third quarter of 1996 from 38.4 percent in 1995. For the nine months ended September 28, 1996, the ratio was also 36.0 percent versus 35.8 percent for the comparable 1995 period. The decrease in the third quarter reflects lower raw material costs, higher production volumes in Europe and more efficient production in the United States. Partially offsetting these factors were lower margins in the Americas, excluding the United States, reflecting increased sales of products sourced from third parties.

Delivery, sales and administrative expense as a percentage of sales was
53.3 percent in the third quarter of 1996 compared with 53.2 percent in the third quarter of 1995. The ratios were 49.2 percent and 51.1 percent for the nine month periods ended September 28, 1996 and September 30, 1995, respectively. In the third quarter, the lower sales in the United States, along with higher promotional costs in Europe was mostly offset by stable costs in the Americas, excluding the United States, even though sales in that region increased substantially. For the year-to-date period, higher sales with a more moderate increase in costs in the Americas, excluding the United States, had more of an impact on the ratio than higher promotional costs in Europe.

Net Interest Expense

In the third quarter and first nine months of 1996, the company incurred net interest expense of $3.9 million and $4.5 million, respectively. For the comparable 1995 periods, the company earned net interest income of $0.3 million and $1.3 million, respectively. In connection with the Distribution, Dart paid Premark a special dividend of $284.9 million on May 24, 1996. The company incurred a significant amount of incremental borrowings in order to fund the majority of the special dividend, which led to the net interest expense incurred in the 1996 periods.

Tax Rate

The effective tax rates for the third quarter and first nine months of 1996 were 25.6 percent and 26.5 percent, respectively, compared with
20.4 percent and 23.9 percent, respectively, for 1995. For the year ended December 30, 1995, the rate was 23.8 percent. The increase in the 1996 rates is due to a lower 1996 benefit from repatriating foreign earnings and the absence of the 1995 benefit from the resolution of certain international and domestic tax audit contingencies. These factors were only partially offset by the 1996 benefit from reducing the valuation allowance for U.S. federal deferred tax assets.

Regional Results (dollars in millions)

Europe

                                                  Foreign
                                                  Exchange
                                                   Impact
                                  Increase        Positive   Percent of
                                 <Decrease>       <Negative>   Total
                 1996   1995   Dollar  Percent  Dollar   pp   1996 1995
                ------ ------  ------  -------  ------- ----  ---- ----
Quarter:
 Sales          $112.1 $107.1  $ 5.0       5%   $(4.4)  (4)   39%  37%
 Segment profit   14.9   14.4    0.5       4     (1.0)  (8)   44   52
Year to Date:
 Sales           414.0  421.2   (7.2)     (2)   (13.8)  (4)   41   44
 Segment profit   85.4   95.1   (9.7)    (10)    (3.5)  (3)   54   66

The quarterly increase in sales in Europe reflects improvement in volume in Germany, the result of a larger, more productive sales force that was motivated through promotional programs. The segment profit increase was also attributable to the higher sales volume in Germany along with improved gross margins achieved due to higher production volumes in the area and a lower cost of raw materials. Increased promotional costs partially offset these factors. For the year-to-date period, higher sales in Italy, along with increases in certain smaller markets, resulting from a focus on sales force recruiting and activity, were more than offset by the negative impact of foreign exchange. The lower segment profit for the nine months was due primarily to higher promotional costs in Germany. Foreign exchange had a negative impact on the comparisons throughout the area.

Americas

                                                Foreign
                                                 Exchange
                                                  Impact
                                 Increase        Positive    Percent of
                                <Decrease>      <Negative>     Total
              1996    1995   Dollar  Percent  Dollar    pp   1996  1995
             ------  ------  ------  -------  -------  ----  ----  ----
Quarter:
Sales:
  U.S.       $ 34.9  $ 45.1  $(10.2)    (23)%    -       -    12%   15%
  Other        68.2    52.8    15.4      29   $(2.9)    (8)   23    18
             ------  ------  ------           ------        ----   ----
             $103.1  $ 97.9  $  5.2       5   $(2.9)    (4)   35%   33%
             ======  ======  ======           ======        ====   ====
Segment profit:
  U.S.       $ (4.4) $ (4.6) $  0.2      (6)%    -       -   (13)% (14)%
  Other        11.0     3.9     7.1     174   $(0.6)   (46)   33    12
             ------  ------  ------           ------        ----   ----
             $  6.6  $ (0.7) $  7.3      NM   $(0.6)    NM    20%   (2)%
             ======  ======  ======           ======        ====   ====

Year to Date:
 Sales:
  U.S.       $138.2  $150.4  $(12.2)     (8)%    -       -    14%   15%
  Other       201.3   144.4    56.9      39   $(8.5)    (9)   20    15
             ------  ------  ------            ----          ----  ----
             $339.5  $294.8  $ 44.7      15   $(8.5)    (4)   34%   30%
             ======  ======  ======            =====         ====  ====


Segment profit:
  U.S.       $  2.2  $ (1.3) $  3.5      NM      -       -     1%   (1)%
  Other        31.0    12.6    18.4     145%  $(1.7)   (39)   20     9
             ------  ------  ------            -----         ----  ----
             $ 33.2  $ 11.3  $ 21.9     192   $(1.7)   (54)   21%    8%
             ======  ======  ======            =====         ====  ====

Third quarter U.S. sales decreased due to new incentive program standards announced at the beginning of the year. In the transition to the new program, the size of the sales force decreased significantly. The sales weakness in the third quarter was also the primary reason for the negative year-to-date comparison. U.S. segment profit improved in both the third quarter and the nine months. The gross margin percentage was higher due to more efficient manufacturing operations, less sales discounting and lower raw material costs. Also contributing to the segment profit improvement was lower spending on promotions, which was only partially offset by higher distribution costs incurred as part of the transition to a more streamlined system.

In the Americas, excluding the United States, the improvements relate to higher volume in Mexico, Brazil and Argentina, where the active sales forces increased substantially in the third quarter and first nine months, in response to successful programs to increase sales force size. In addition to the positive impact of higher volume, segment profit also improved due to a lower operating expense structure in relation to the higher sales and more focused promotional spending. These factors more than offset increased product costs resulting from more third party sourcing of product due to capacity constraints related to the higher volume. The region's production capacity is being increased. Foreign exchange had a negative impact on the region's quarterly and year-to-date comparisons, primarily due to weakness in the Mexican peso.

Asia Pacific

                                                  Foreign
                                                  Exchange
                                                   Impact
                                  Increase        Positive    Percent of
                                 <Decrease>       <Negative>    Total
                1996    1995   Dollar  Percent   Dollar    pp  1996 1995
               ------  ------  ------  -------  -------   ---- ---- ----
Quarter:
 Sales         $ 75.4  $ 86.9  $(11.5)  (13)%   $ (5.0)    (5)  26%  30%
 Segment profit  11.9    13.6    (1.7)  (13)      (0.6)    (4)  36   50
Year to Date:
 Sales          245.1   257.1   (12.0)   (5)     (21.6)    (9)  25   26
 Segment profit  40.5    37.6     2.9     8       (3.5)   (11)  25   26

The decrease in third quarter Asia Pacific sales reflects lower volume in Japan and the Philippines along with a weakening of the Japanese yen versus the U.S. dollar. The lower volume in Japan resulted from stock-outs for certain sourced product. In the Philippines, the sales comparison reflects higher 1995 sales achieved through an inventory liquidation program that was not repeated. The lower quarterly segment profit followed from the lower sales volume and from higher per unit promotion and distribution costs. For the year-to-date period, the modest sales decrease was attributable to the weakness in the yen, the effect of which was only partially offset by strong volume improvement in Korea and Malaysia/Singapore reflecting higher active sales forces.
The profit improvement for the nine months was due to the higher sales volume, a small improvement in gross margins and lower distribution and promotion expenses, which were only partially offset by the impact of the weak yen.

Financial Condition

Under the Distribution Agreement between Premark, Tupperware and Dart, Dart paid a special dividend to Premark of $284.9 million on May 24, 1996.

Prior to the Distribution, the Company's domestic cash requirements, including working capital expenditures, were financed by Premark through its centralized cash management system. On May 17, 1996, Tupperware and certain of its subsidiaries entered into a 5-year $300 million unsecured multicurrency credit facility. This facility was used in funding the dividend payment to Premark, but in late June, all outstanding borrowings were refinanced through the issuance of commercial paper. On October 1, 1996, TFC completed the sale of $100 million of 7.25% ten-year notes under a $200 million registration statement filed with the Securities and Exchange Commission, the proceeds of which have been used to refinance a portion of outstanding commercial paper borrowings. As of September 28, 1996, amounts available under the multicurrency credit facility, through commercial paper borrowings and through $167.9 million of foreign uncommitted lines of credit, along with cash generated by operating activities are expected to be adequate to finance any additional working capital needs and capital expenditures.

Net cash provided by operating activities decreased to $39.4 million for the first nine months of 1996 compared with $52.7 million for the first nine months of 1995. The decrease reflects a larger net increase in working capital. Net cash used in investing activities was for capital expenditures and totaled $64.3 million and $46.5 million in the first nine months of 1996 and 1995, respectively. The higher 1996 expenditures primarily relate to the increase of capacity in Latin America and the purchase of molds for use in the manufacturing process.

Working capital decreased to $17.0 million as of September 28, 1996, compared with $88.1 million as of December 30, 1995. This decrease was the result of a net increase in short-term borrowings of $130.4 million, primarily in connection with funding the special dividend to Premark. Additionally, cash and cash equivalents decreased by $36.8 million, reflecting the repatriation of cash generated by international operations. The most significant factors offsetting these decreases in working capital were an increase in inventory of $47.6 million and an increase in net accounts receivable of $22.8 million. Inventories increased primarily in the Americas, reflecting the need to support the increase in business in Latin America and slower sales in the United States. The increase in net accounts receivable reflects seasonal sales and collection patterns. Days sales outstanding as of September 28, 1996 were comparable to September 30, 1995.

On November 7, 1996, the company announced it would purchase up to 5 million shares of its common stock, with volume and timing to depend on market conditions. Shares acquired will be used for general corporate needs. Purchases will be made in the open market or through other transactions and will be financed through cash flow from operations or issuance of additional debt.

                         PART II

                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (11) A statement of computation of per share earnings
                   is filed as an exhibit to this report.

              (27) A Financial Data Schedule for the third quarter of
                   1996 is filed as an exhibit to this Report


         (b)  Reports on Form 8-K

              During the quarter, the Registrant filed no current reports on Form 8-K.

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

November 8, 1996