Form 10-K
period 1996-12-28
TUPPERWARE CORP
filed 1997-03-25
CIK 1008654

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-K
(Mark One)

     X    Annual Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 [Fee Required]
             For the fiscal year ended December 28, 1996
                                   OR
         Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 [No Fee Required]

For the Transition period from               to

                     Commission file number 1-11657
                       TUPPERWARE CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                              36-4062333

(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida   32837
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:(407)826-5050

Securities registered pursuant to Section 12(b) of the Act:



                                         Name of Each Exchange
Title of Each Class                      on Which Registered

Common Stock, $0.01 par value            New York Stock Exchange
Preferred Stock Purchase Rights          New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No          .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March
10, 1997 was $38.875 per share: $2,370,658,689

  As of March 10, 1997, 61,986,719 shares of the Common
Stock, $0.01 par value, of the Registrant were outstanding.

     Documents Incorporated by Reference:

     Portions of the Annual Report to Shareholders for the year ended December 28, 1996 are incorporated by reference into Parts
I, II and IV of this Report.

     Portions of the Proxy Statement relating to the Annual
Meeting of Shareholders to be held May 5, 1997 are incorporated by reference into Part III of this Report.

                             PART I

Item 1.  Business

(a) General Development of Business

    Tupperware Corporation (the "Registrant" or "Tupperware") is a multinational consumer products company. The Registrant is a Delaware corporation which was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. ("Premark"). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996 the Registrant became a publicly-held company through the pro-rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant.

              BUSINESS OF TUPPERWARE CORPORATION

  Tupperware is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products.

  Principal Products. Tupperware conducts its business through a single business segment, manufacturing and marketing a broad line of high-quality consumer products for the home and for personal care. The core of Tupperware's product line consists of food storage containers which preserve freshness through the well-known Tupperware seals. Tupperware also has an established line of children's educational toys, serving products and gifts. The line of products has expanded over the years into kitchen, home storage and organizing uses with products such as Modular Mates* containers, Fridge Stackables* containers, OneTouch* canisters and many specialized containers. In recent years, Tupperware has expanded its offerings in the food preparation and service areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, serving centers, microwaveable cooking and serving products, and kitchen utensils.

  Tupperware continues to introduce new designs and colors in its product lines, and to extend existing products into new markets around the world. The development of new products varies in different markets around the world in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 1996 included the Rock N' Serve* line, Meals in Minute* line, Family-Size Microsteamer, Crystal Wave* Soup Mug, Legacy Serving Line and TupperMagic* line. New product development and introduction will continue to be an important part of Tupperware's strategy.

  Products sold by Tupperware are primarily produced by Tupperware in its manufacturing facilities around the world. In some markets, Tupperware sources certain products from third parties and/or contracts with local manufacturers to manufacture its products, utilizing high-quality molds which are generally supplied by Tupperware. Promotional items provided at product demonstrations include items obtained from outside sources. (Words followed by * are Trademarks of the Registrant).

  Markets. Tupperware's business is operated on the basis of three geographic segments: Europe, Africa and the Middle East; the Americas; and Asia Pacific. Tupperware has operations in more than 60 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, 83 percent of total Tupperware revenues.

  During 1996, Tupperware entered several new international markets, including China, Central European countries, several Middle Eastern countries, and India. Market penetration varies throughout the world. Several "developing" areas which have low penetration, such as Latin America, Asia and Eastern (Central) Europe, provide significant growth potential for Tupperware. Tupperware's strategy continues to include aggressive expansion into new markets throughout the world.

  Distribution of Tupperware Products. Tupperware's products are distributed worldwide through the "direct selling" method of distribution, in which products are sold to consumers outside traditional retail store channels. The distributorship system is intended to facilitate the timely distribution of products to the consumer, and to establish uniform practices regarding the use of Tupperware trademarks and the administrative arrangements with Tupperware, such as order entering and delivering, paying and recruiting, and training of dealers.

  Tupperware products are sold directly to distributors or dealers throughout the world. Distributors are granted the right to market Tupperware products using the demonstration method and utilizing the Tupperware trademark. The vast majority of Tupperware's distributorship system is composed of distributors, managers and dealers (known in the United States as consultants) who are independent contractors and not employees of Tupperware. In certain limited circumstances Tupperware owns the distributorship for a period of time, until an independent distributor can be installed, in order to maintain market presence.

  In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware's strategy is expanding its business by enlarging the number of distributors and consultants. Under the Tupperware system, distributors recruit, train and motivate a large sales force to cover the distributor's geographic area. Managers are developed and promoted by distributors to assist the distributor in recruiting, training and motivating dealers, as well as continuing to hold their own demonstrations.

  As of December 28, 1996, the Tupperware distribution system had over 1,800 distributors, over 52,000 managers and over 966,000 consultants worldwide. The consultant force continues to increase each year.

  Tupperware relies primarily on the "demonstration" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as "Tupperware parties," are held in homes, offices, social clubs and other locations. In excess of 16.8 million demonstrations were held in 1996 worldwide. Tupperware products are also promoted through monthly brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent salesforce. In addition, to support its salesforce, Tupperware utilizes catalogs, magazine advertising and toll-free telephone ordering, which helps increase its sales levels with hard-to-reach customers.

  The distribution of products to consumers is primarily the responsibility of distributors, who often maintain their own inventory of Tupperware products, the necessary warehouse facilities and delivery systems. In certain markets, Tupperware offers distributors the use of a delivery system of direct product shipment to consumers or dealers, which is intended to reduce the distributor's investment in inventory and enable distributors to be more cost-efficient.

  Competition. There are two primary competitive factors which affect Tupperware's business: (i) competition with other "direct sales" companies for sales personnel and demonstration dates; and
(ii) competition in the markets for food storage and serving containers, toys, personal care items, and gifts in general.
Tupperware believes that it holds a significant market share in each of these markets in many countries. This has been facilitated by innovative product development and a large, dedicated worldwide salesforce. Tupperware's competitive strategies are to continue to expand its direct selling distribution system, and to provide high-quality, high-value products throughout the world.

  Employees. Tupperware employs approximately 7,000 people, of whom approximately 1,000 are based in the United States. Tupperware's United States work force is not unionized. In certain countries, Tupperware's work force is covered by collective arrangements decreed by statute. The terms of most of these arrangements are determined on an annual basis. Additionally, approximately 138 Tupperware manufacturing employees in the Australian mold manufacturing operation are covered by a collective bargaining agreement which is negotiated annually. There have been no work stoppages or threatened work stoppages in over three years and Tupperware believes its relations with its employees to be good. The independent consultants, dealers, managers and distributors engaged in the direct sale of Tupperware products are not employees of Tupperware.

  Research and Development. For fiscal years ended 1996, 1995 and 1994, Tupperware incurred expenses of approximately $7.2 million, $6.3 million and $8.9 million, respectively, on research and development activities for new products.

  Raw Materials. Products manufactured by Tupperware require plastic resins meeting its specifications. These resins are purchased through various arrangements with a number of large chemical companies located throughout Tupperware's markets. As a result, Tupperware has not experienced difficulties in obtaining adequate supplies and generally has been successful in mitigating the effects of increases in resin market prices. Research and development relating to resins used in Tupperware products is performed by both Tupperware and its suppliers.

  Trademarks and Patents. Tupperware considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware trademark, Tupperware is not dependent upon any single patent or trademark, or group of patents or trademarks. The trademark on the Tupperware name is registered on a country by country basis. The current duration for such registration ranges from seven years to fifteen years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware's business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware has followed the practice of applying for design and utility patents with respect to most of the significant patentable developments.

  Environmental Laws. Compliance with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon Tupperware's capital expenditures, liquidity, earnings or competitive position.

  Other. Tupperware sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by Tupperware's sales consultants and their customers as well as Tupperware's reduced promotional activities during such quarter. Sales generally increase in the fourth quarter as it includes traditional gift giving occasions in many of Tupperware's markets and as children return to school and households refocus on activities that include the use of Tupperware's products. There are no working capital practices or backlog conditions which are material to an understanding of Tupperware's business. Tupperware's business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 5, 1997).

  Executive Officers of the Company.

  Name and Age                    Office and Experience


Warren L. Batts, age 64      Chairman and Chief Executive Officer.  Mr. Batts
                             has served in such capacity since 1996 after serving as Chairman and Chief Executive Officer of Premark from 1986 to 1996. Mr. Batts continues to serve as Chairman of Premark.


Brian R. Biggin, age 51      Vice President, Internal Audit since March 1996.
                             Mr. Biggin previously served as Director, Computer Systems Audit, for Premark since 1986.


Mark H. Bobek, age 35        Vice President and Treasurer since March 1996.
                             Mr. Bobek previously served as Director of International and Corporate Finance since 1994 and served in various other financial positions with Premark since 1989.

Luis G. Campos, age 44       President, Tupperware Americas. Mr. Campos has
                             held such position since November, 1995.
                             From April 1994 to November 1995, he served as
                             President Tupperware IberoAmerica. Mr. Campos served as President and Chief Executive Officer of Sara Lee-House of Fuller-Mexico from 1992 to April 1994. From 1985 to 1992 he served as Managing Director of Hasbro Auriken Mexico.

Gerald Crompton, age 53      Vice President, Product Marketing Worldwide
                             since November 1996. Prior thereto, Mr. Crompton served as Vice President, Product Management for
                             Tupperware Europe, Africa and Middle East since
                             1992 and Director of Product Management
                             for the same Area since 1991.

E.V. Goings, age 51          President and Chief Operating Officer since 1996.
                             It is anticipated that upon Mr. Batts' retirement from the position of Chief Executive Officer of Tupperware, Mr. Goings will be elected to such position. Mr. Goings served as Executive Vice
                             President of Premark and President of Tupperware
                             Worldwide from November 1992 to 1996. From
                             June 1992 to November 1992, Mr. Goings served as Senior Vice President of Sara Lee
                             Corporation. From 1986 to June 1992, Mr. Goings served in various executive positions with Avon Products, Inc.

David T. Halversen, age 52   Senior Vice President, Business Development
                             and Communications since November, 1996.
                             Prior thereto, he served as Senior Vice President, Planning, Business Development and Financial
                             Relations since May 1996. He previously served as Vice President, Business Development and
                             Planning since February, 1995. From April 1985 until February 1995. Mr. Halverson served in various planning and strategy positions with Avon Products, Inc.


Christine J. Hanneman,       Vice President, Financial Relations
age 41                       since March 1996.  Ms. Hanneman
                             served as Director, Investor
                             Relations for Premark from June 1994 until joining Tupperware. From February 1990 to June
                             1994 she served as Manager Investor
                             Relations of Premark.


Carol A. Kiryluk, age 50     Senior Vice President, Human Resources since
                             March 1996.  From March 1992 until March 1996,
                             Ms. Kiryluk served as Vice President,  Human
                             Resources Worldwide for Tupperware.  From
                             November 1989 until joining Tupperware in 1992,
                             Ms. Kiryluk served as Vice President,
                             Human Resources, Corporate Relations for JI Case.

Gaylin L. Olson, age 51      Senior Vice President, Emerging Markets,
                             Tupperware Worldwide. Mr. Olson has served in various executive positions for Tupperware over the years, including President of Asia Pacific and most recently
                             President of U.S. Operations.

Thomas P. O'Neill, Jr.       Senior Vice President and Chief Financial
age 43                       Officer.  Prior thereto, Mr. O'Neill served
                             as Vice President and Chief Financial Officer,
                             Tupperware Europe, Africa and Middle East since
                             April 1994. Prior thereto, Mr. O'Neill served as Vice President and Treasurer of Premark from February 1992 after serving as Vice President,
                             Auditing of Premark from April 1989.

Thomas M. Roehlk, age 46     Senior Vice President, General Counsel and
                             Secretary since December 1995.  Prior thereto
                             Mr. Roehlk served as Assistant General Counsel and Assistant Secretary of Premark.


James E. Rose, Jr., age 54   Senior Vice President Taxes and Governmental
                             Affairs.  Mr. Rose served as Vice President,
                             Tax and Government Affairs since March 1996.
                             From 1994 to March 1996, Mr. Rose served as Vice
                             President, Taxes and Government Affairs
                             for Premark. Prior thereto Mr. Rose served as Vice President, Taxes for Premark.

Hans Joachim Schwenzer,      Senior Vice President, Tupperware
age 60                       Worldwide.  Mr. Schwenzer is currently
                             President, Tupperware Germany; President,
                             Sales Programs and Promotions, Tupperware
                             Europe, Africa and Middle East; and
                             Regional General Manager, Austria and Eastern
                             Europe Region and has been since May 1995, Senior Vice President, Tupperware Worldwide.
                             Prior to assuming those positions, Mr.
                             Schwenzer served starting in November 1990 as President, Tupperware Germany, and has held several other area positions since joining
                             Tupperware.

Christian E. Skroeder,       President, Tupperware Europe,
age 48                       Africa and Middle East since May
                             1995. Prior thereto, Mr. Skroeder served in various executive positions with Tupperware.

William E. Spears, Jr.,      President, Tupperware U.S. since
age 51                       February 1997.  Prior thereto, Mr.
                             Spears served as Executive Vice
                             President and Chief Operating Officer of
                             Nature's Sunshine Products, Inc.
                             From 1972 to 1994, Mr. Spears served in various managerial positions with Avon Products, Inc.

Jose R. Timmerman, age 48    Vice President, Operations, Tupperware
                             Worldwide. From October 1993, Mr. Timmerman has been Vice President, Operations,
                             Tupperware Worldwide. Prior to assuming that position, Mr. Timmerman served as Vice President,
                             Manufacturing, Tupperware Asia Pacific starting in November 1992. From 1985 to 1992, he served as Plant Manager of the Tupperware manufacturing plant in Aalst, Belgium.


Paul B. Van Sickle, age 57   Executive Vice President since March 1997.
                             Prior thereto, Mr. Van Sickle served as Senior
                             Vice President, Finance and Operations. Prior to assuming that position, he served as Vice
                             President, Finance of Tupperware.

Robert W. Williams, age 53   President, Tupperware Asia Pacific.
                             From April 1995, Mr. Williams has been
                             President, Tupperware Asia Pacific.
                             Prior to assuming that position,
                             Mr. Williams served in various management positions in Tupperware Asia Pacific starting in August 1993. From 1991 until joining
                             Tupperware, Mr. Williams served as Vice
                             President, Marketing for Cameo Coutures, Inc.
                             From 1989 to 1991, he served as President of Impact Business Systems.

Item 2.  Properties

     The principal executive office of the Registrant is owned by the Registrant and located in Orlando, Florida. The Registrant owns and maintains manufacturing plants in Argentina, Belgium, Brazil, France, Greece, Japan, Korea, Mexico, the Philippines, Portugal, South Africa, Spain and the United States, and leases manufacturing facilities in Venezuela and China. Tupperware conducts a continuing program of new product design and development at its facilities in Florida, Japan and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

Item 3.  Legal Proceedings

     A number of ordinary course legal and administrative proceedings against Tupperware are pending. In addition to such proceedings, there are certain proceedings which involve the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. Tupperware establishes reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be estimated with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon Tupperware.

     As part of the 1986 reorganization involving the formation of Premark, Premark was spun-off by Dart & Kraft, Inc. and Kraft, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of Tupperware, including matters alleging product liability, environmental liability and infringement of patents. The assumption of liabilities by Kraft, Inc. remains effective subsequent to the spin-off of Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The stock price information set forth in Note 12 ("Quarterly Financial Summary (unaudited)") appearing on page 34 of the Annual Report to Shareholders for the year ended December 28, 1996 is incorporated by reference into this Report. The information set forth in Note 13 ("Rights Agreement") on page 34 of the Annual Report to Shareholders for the year ended December 28, 1996 is incorporated by reference into this Report. As of March 10, 1997 the Registrant had 21,190 shareholders of record.

Item 6. Selected Financial Data

     The information set forth under the caption "Selected
Financial Data" on pages 14 and 15 of the Annual Report to Shareholders for the year ended December 28, 1996 is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

     The information entitled "Management's Discussion and Analysis" set forth on pages 16 through 20 of the Annual Report to Shareholders for the year ended December 28, 1996 is incorporated by reference into this Report.

Item 8. Financial Statements and Supplementary Data

     (a) The following Consolidated Financial Statements of
Tupperware Corporation and Report of Independent Accountants set forth on pages 21 through 34, and on page 35 respectively, of the Annual Report to Shareholders for the year ended December 28, 1996 are incorporated by reference into this Report:

     Consolidated Statement of Income, Cash Flows and Shareholders' Equity--Years ended December 28, 1996, December 30, 1995 and
December 31, 1994.

     Consolidated Balance Sheet--December 28, 1996 and December 30, 1995.

     Notes to the Consolidated Financial Statements; and

     Report of Independent Accountants dated February 14, 1997.

     (b) The supplementary data regarding quarterly results of operations contained in Note 12 ("Quarterly Financial Summary (Unaudited)") of the Notes to the Consolidated Financial Statements of Tupperware Corporation on page 34 of the Annual Report to Shareholders for the year ended December 28, 1996 is incorporated by reference into this Report.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     None

                           PART III

Item 10. Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 1 through 3 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 5, 1997 is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

     The information set forth under the caption "Compensation of Directors" on page 14 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 5, 1997 and the information on pages 10 through 15 of such Proxy Statement relating to executive officers' compensation is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

     The information set forth under the captions "Security
Ownership of Certain Beneficial Owners" on page 5 and "Security
Ownership of Management" on page 4 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 5, 1997 is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions

     None

                           PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports On
         Form 8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Accountants set forth on pages 21 through 34, and on page 35, respectively, of the Annual Report to Shareholders for the year ended December 28, 1996 are incorporated by reference into this Report by Item 8 hereof:

     Consolidated Statements of Income, Cash Flows and
Shareholders' Equity--Years ended December 28, 1996, December 30,
1995 and December 31, 1994.

     Consolidated Balance Sheet--December 28, 1996 and December 30,
1995.

     Notes to the Consolidated Financial Statements; and

     Report of Independent Accountants dated February 14, 1997.

(a) (2) List of Financial Statement Schedules

     The following consolidated financial statement schedule
(numbered in accordance with Regulation S-X) of Tupperware
Corporation is included in this Report:

  Report of Independent Accountants on Financial Statement
Schedule, page 21 of this Report; and

     Schedule II--Valuation and Qualifying Accounts for the three years ended December 28, 1996, page 22 of this Report.

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

     Exhibit
     Number              Description
     *1                  Underwriting Agreement (Attached
                         to Form S-3 Registration Statement as
                         Exhibit 1 and incorporated herein by reference).

     *2 Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and Dart Industries Inc. Attached as Exhibit 2 to Tupperware Corporation's Registration
                         Statement on Form 10 (No. 1-11657) filed with the Commission on March 4, 1996 and incorporated herein by reference).


     *3.1 Amended and Restated Certificate of Incorporation of Tupperware Corporation (Attached as Exhibit
                         3.1 to Form 10 and incorporated herein by reference.)

     *3.2 Amended and Restated By-laws of Tupperware Corporation (Attached as Exhibit 3.2 to
                         Form 10 and incorporated herein by reference.)

     *4.1 Rights Agreement, by and between Tupperware Corporation and the rights agent named therein (Attached as Exhibit 4 to Form 10 and incorporated herein by reference.)

     *4.2                Indenture dated as of October 1, 1996,
                         among Tupperware and The First National Bank of Chicago, as Trustee, (Attached as Exhibit
                         4(a) to Tupperware Corporation's Registration Statement on Form S-3 (No. 3-12125) filed with the Commission on September 25, 1996 and incorporated herein by reference.)


     *4.3                Form of Debt Securities.  (Attached as
                         Exhibit 4(b) to Tupperware Corporation's
                         Registration Statement on Form S-3 (No.
                         3-12125) filed with the Commission on September 25, 1996 and incorporated herein by reference.)

     *4.4 Form of Warrant Agreement, including form of Warrant Certificate (Attached as
                         Exhibit 4(a) to Tupperware Corporation's
                         Registration Statement on Form S-3
                         (No. 3-12125) filed with the Commission on September 25, 1996 and incorporated herein by reference.)

     *10.1               Tupperware Corporation 1996
                         Incentive Plan (Attached to Information
                         Statement as Annex C and incorporated
                         herein by reference.)

     *10.2               Tupperware Corporation Directors Stock Plan
                         (Attached to Information
                         Statement as Annex D and incorporated
                         herein by reference.)

     *10.3               Tax Sharing Agreement between Tupperware
                         Corporation and Premark International, Inc.
                         (Attached as Exhibit 10.3 to Form 10 and incorporated herein by reference.)

     *10.4 Employee Benefits and Compensation Allocation Agreement between Tupperware
                         Corporation and Premark International,
                         Inc. (Attached as Exhibit 10.4 to Form
                         10 and incorporated herein by reference.)

     *10.5               Form of Change of Control Agreement
                         (Attached as Exhibit 10.5 to Form 10
                         and incorporated herein by reference.)

     *10.6               Employment Agreement for Mr. Goings.
                         (Attached as Exhibit 10.6 to Form 10
                         and incorporated herein by reference.)

     *10.7               Employment Agreement for Mr. Campos.
                         (Attached as Exhibit 10.7 to Form 10
                         and incorporated herein by reference.)

      10.8               Employment Agreement for Mr. Schwenzer.

     *10.9               Credit Agreement (Attached to
                         Tupperware Corporation's Registration
                         Statement Form 10 as Exhibit 10.8 and
                         incorporated herein by reference.)

     10.10               Form of Franchise Agreement between a
                         subsidiary of the Registrant and distributors of Tupperware products in the United States.

     11                  Statement of Computation of Per Share Earnings.

     13 Pages 14 through 35 of the Annual Report to Shareholders of the Registrant for the year ended December 28, 1996.

     21                  Subsidiaries of Tupperware Corporation
                         as of March 10, 1997.

     23 Manually signed Consent of Independent Accountants to the incorporation of their report by reference into the prospectus contained in specified registration statements on Form S-8 and Form S-3.

     24                  Powers of Attorney

     27                  Financial Data Schedule

* Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

     The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K

     During the quarter ended December 28, 1996, the Registrant did not file any reports on Form 8-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Tupperware Corporation.

     Our audits of the consolidated financial statements referred to in our report dated February 14, 1997 appearing on page 35 of the 1996 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Price Waterhouse LLP
Orlando, Florida
February 14, 1997


                          TUPPERWARE CORPORATION
               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEARS ENDED DECEMBER 28, 1996
                             (In millions)

           Col. A            Col. B         Col. C              Col. D      Col. E
 ------------------------  ----------     -----------        -----------   ----------
                                           Additions
                                          -----------
                           Balance at     Charged   Charged                 Balance at
                           Beginning      to Costs  to Other                End of
        Description        of Period      Expenses  Accounts   Deductions   of Period
        -----------        ---------      --------  ---------  ----------   -----------
Allowance for doubtful
 accounts, current and
 long term:

Year ended                 $ 50.9         $ 20.9       --      $(3.7)<F1>    $ 67.9
December 28, 1996                                              $(0.2)<F2>


Year ended
December 30, 1995          $ 48.0         $  7.7       --      $(4.7)<F1>    $ 50.9
                                                               $(0.1)<F2>

Year ended                 $ 50.9         $  6.1       --      $(8.4)<F1>    $ 48.0
December 31, 1994                                              $(0.6)<F2>

Valuation allowance for deferred tax assets:

Year ended                 $25.9          $(0.1)       --         --         $ 25.8
December 28, 1996

Year ended                 $28.7          $(2.8)       --         --         $ 25.9
December 30, 1995

Year ended                 $52.5          $(23.8)      --         --         $ 28.7
December 31, 1994

<F1> Represents write-offs less recoveries.
<F2> Foreign currency translation adjustment.

                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Tupperware Corporation
                         (Registrant)

                                        By______________________
                                             Warren L. Batts

                                        Chairman of the Board and
                                        Chief Executive Officer
March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signature                     Title

Warren L. Batts           Chairman of the Board of Directors,
                          Chief Executive Officer and Director
                          (Principal Executive Officer)

Paul B. Van Sickle        Executive Vice President, (Principal Financial
                          Officer)

Thomas P. O'Neill, Jr.    Senior Vice President and Chief Financial
                          Officer (Principal Accounting Officer)

        *                 Director
Rita Bornstein, Ph.D

        *                 Director
William O. Bourke

        *                 Director
Ruth M. Davis, Ph.D

        *                 Director
Lloyd C. Elam, M.D.

E.V. Goings               President, Chief Operating Officer and Director

        *                 Director
Clifford J. Grum

        *                 Director
Joe R. Lee

        *                 Director
Joseph E. Luecke

        *                 Director
Bob Marbut

        *                 Director
David R. Parker

        *                 Director
Robert M. Price


                          By:    ____________________
                                 Thomas M. Roehlk
                                 Attorney-in-fact
March 24, 1997



                         EXHIBIT INDEX


Exhibit No.         Description

     10.8           Employment Contract for Mr.
                    Schwenzer

     10.10          Form of Franchise Agreement

     11             Statement of Computation of Per Share Earnings

     13             Selected pages from Annual Report
                    to Shareholders

     21             List of Subsidiaries

     23             Consent of Independent
                    Accountants

     24             Powers of Attorney

     27             Financial Data Schedule