Form 10-Q
period 1997-03-29
TUPPERWARE CORP
filed 1997-05-07
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended March 29, 1997

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

As of May 6, 1997, 61,588,706 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                            Page
          Index                                            Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          March 29, 1997 and March 30, 1996..............    2

          Consolidated Balance Sheet
          (Unaudited) as of March 29, 1997 and
          December 28, 1996..............................    3

          Consolidated Statement of Cash Flows
          (Unaudited) for the 13 week periods
          ended March 29, 1997 and March 30, 1996........    5

          Notes to Consolidated Financial
          Statements (Unaudited).........................    6


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 28, 1996.

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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                         --------------------------
                                          March 29,      March 30,
                                             1997           1996
                                         ------------  ------------
                                   (In millions, except per share data)

Net sales...............................   $ 315.3        $ 329.0
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     114.0          120.3
  Delivery, sales, and
    administrative expense..............     160.5          166.3
  Interest expense......................       4.7            1.0
  Interest income.......................      (0.8)          (1.4)
  Other expense (income)................       2.8           (0.5)
                                           --------       --------
     Total costs and expenses...........     281.2          285.7
                                           --------       --------
Income before income taxes..............      34.1           43.3
Provision for income taxes..............       9.2           11.7
                                           --------       --------
Net income..............................   $  24.9        $  31.6
                                           ========       ========
Net income (1996 pro forma) per common
 and common equivalent share............   $  0.40        $  0.46
                                           ========       ========
Average number (1996 pro forma) of common
 and common equivalent shares
 outstanding............................      63.0           63.1
                                           ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                - 2 -

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                       March 29,   December 28,
                                         1997         1996
                                       ---------   ----------
                                           (In millions)
Cash and cash equivalents............  $   43.5     $   53.0

Accounts receivable..................     147.6        147.2
  Less allowances for
    doubtful accounts................     (25.6)       (25.9)
                                       ---------    ---------
                                          122.0        121.3

Inventories..........................     245.3        252.8
Deferred income tax benefits.........      36.4         35.1
Prepaid expenses and other assets....      60.2         61.0
                                       ---------    ---------
    Total current assets.............     507.4        523.2
                                       ---------    ---------

Deferred income tax benefits.........      58.0         56.4
Property, plant, and equipment.......     949.0        974.2
  Less accumulated depreciation......    (635.7)      (643.2)
                                       ---------    ---------
                                          313.3        331.0

Long-term receivables, net of
  allowances of $39.5 million at
  March 29, 1997, and $40.2
  million at December 28, 1996.......      47.3         46.6
Other assets  .......................      19.4         21.3
                                       ---------    ---------
    Total assets.....................  $  945.4     $  978.5
                                       =========    =========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                 - 3 -

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                       March 29,    December 28,
                                         1997          1996
                                     ------------- ------------
                      (Dollars in millions, except per share amounts)
Accounts payable...................     $ 64.3        $ 95.6
Short-term borrowings and current
  portion of long-term debt........       33.4          25.3
Accrued liabilities................      233.0         246.1
                                        -------       -------
    Total current liabilities......      330.7         367.0
                                        -------       -------

Long-term debt.....................      256.9         215.3
Accrued postretirement
  benefit cost.....................       37.4          36.9
Other liabilities..................       51.1          53.8

Shareholders' equity:

  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................        -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued......        0.6           0.6
  Capital surplus..................       19.2          19.1
  Retained earnings................      429.0         418.2
  Treasury Stock, 778,583 shares
     at cost.......................      (33.1)          -
  Unearned portion of restricted
     stock issued for future
     service                              (3.9)         (3.9)
  Cumulative foreign currency
     adjustments...................     (142.5)       (128.5)
                                        -------       -------
    Total shareholders' equity.....      269.3         305.5
                                        -------       -------
    Total liabilities and
      shareholders' equity.........     $945.4        $978.5
                                        =======       =======

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                 - 4 -

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 13 Weeks Ended
                                           ---------------------------
                                             March 29,     March 30,
                                               1997          1996
                                           ------------- -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $  24.9       $ 31.6
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation.......................       16.3         14.9
      Loss on sale of assets.............        -            1.3
      Foreign exhange loss, net..........        0.3          0.2

  Changes in assets and liabilities:
      Increase in accounts receivable....       (5.4)       (25.0)
      Increase in inventory..............       (1.5)        (5.7)
      Decrease in accounts payable and
        accrued liabilities..............      (31.8)       (19.9)
      Increase (decrease) in income
        taxes payable....................        3.7         (6.4)
      (Increase) decrease in net deferred
        income taxes.....................       (3.8)         7.0
      Other, net.........................       (4.7)        (2.9)
                                             --------      --------
       Net cash used in operating
        activities.......................       (2.0)        (4.9)
                                             --------      --------

Cash flows from investing activities:
  Capital expenditures...................      (10.4)       (15.8)
                                             --------      --------
       Net cash used in investing
         activities......................      (10.4)       (15.8)
                                             --------      --------

Cash flows from financing activities:

  Net transactions with Premark
    other than special dividend..........        -           28.9
  Dividend payments to shareholders......      (13.7)           -
  Proceeds from exercise of
    stock options........................        1.6            -
  Payments to acquire treasury stock.....      (34.6)           -
  Net increase (decrease) in short-term
    debt.................................       52.9        (15.8)
                                             --------      --------
       Net cash provided by financing
         activities......................        6.2         13.1
                                             --------      --------

Effect of exchange rate changes on cash
  and cash equivalents...................       (3.3)        (2.3)
                                             --------      --------
Net decrease in cash and
  cash equivalents.......................       (9.5)        (9.9)

Cash and cash equivalents at beginning
  of year................................       53.0         97.3
                                             --------      --------
Cash and cash equivalents at end
  of period..............................    $  43.5       $ 87.4
                                             ========      ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                                - 5 -

                   TUPPERWARE CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. Certain prior year amounts have been reclassified to conform with the current year's presentation. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     March 29,    December 28,
                                       1997          1996
                                   -----------   -----------
Finished goods..................     $ 118.4       $ 127.5
Work in process.................        48.0          49.0
Raw materials and supplies......        78.9          76.3
                                     --------      --------
     Total inventories               $ 245.3       $ 252.8
                                     ========      ========

Note 3:  Distribution of Tupperware

On November 1, 1995, Premark International, Inc.'s (Premark) board of directors authorized Premark management to proceed with a plan to establish the Tupperware business (Tupperware, the company) as an independent company through a stock distribution to Premark's shareholders (the Distribution). The Distribution was effected on May 31, 1996, through a 1-for-1 distribution of stock, which was tax free to Premark's shareholders pursuant to a ruling received from the Internal Revenue Service. As part of this transaction, on May 24, 1996, Dart Industries Inc. (Dart), a wholly-owned subsidiary of the company, paid a $284.9 million special dividend to Premark (the Dividend Payment). The Dividend Payment was funded through available cash and a portion of the $268.0 million that was borrowed under the company's $300 million multicurrency credit agreement that was entered into on May 17, 1996.

Pro forma net income per common and common equivalent share is calculated as if the Distribution had occurred at the beginning of fiscal 1996 and assumes that Tupperware used $25.0 million of available cash and $271.9 million of additional borrowings to fund both the Dividend Payment of $284.9 million and $12.0 million for the amount that Tupperware paid in July 1996 related to the quarterly dividend declared on Premark's common stock on May 1, 1996. Pro forma net income is based on the company's historical net income for the 13 week period ended March 30, 1996. Historical net income is adjusted for $4.2 million of additional interest expense, net of $1.6 million of tax benefits, related to the increase in borrowings at an assumed weighted average interest rate of 6.2 percent.
Pro forma net income per share includes pro forma net income divided by an assumed 63.1 million weighted average common and common equivalent shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 29, 1997, compared with the 13 weeks ended March 30, 1996, and changes in financial condition during the 13 weeks ended March 29, 1997.

The Distribution

As described in Note 3 to the consolidated financial statements, Tupperware was established as an independent company in May 1996.

Net Sales and Net Income

Net sales for the first quarter of 1997 decreased $13.7 million, or 4.2 percent, to $315.3 million from $329.0 million in the first quarter of 1996. Net income in 1997 was $24.9 million, which was a $4.1 million or 14.2 percent decrease from 1996 pro forma net income of $29.0 million. Significant improvement in operations in Europe along with a smaller increase in Latin America were more than offset by weaker results in the United States and Asia Pacific. Foreign exchange had a $20.7 million or 7 percentage point negative impact on the sales comparison and a $2.8 million or 9 percentage point negative impact on the net income comparison. First quarter 1996 net income prior to the pro forma adjustment was $31.6 million.

Costs and Expenses

The cost of products sold in relation to sales decreased to 36.2 percent in the first quarter of 1997 from 36.6 percent in the comparable 1996 period. The decrease reflects a greater proportion in 1997 than 1996 of sales in Europe, which have higher margins.

Delivery, sales, and administrative expense as a percentage of sales was 50.9 percent in 1997 compared with 50.5 percent in the first quarter of 1996. The slightly higher 1997 percentage reflects the fact that the expenses in the United States and Asia Pacific did not decrease as significantly as sales. An additional factor in the increase was higher costs incurred in connection with the new markets of China and India.

Net Interest Expense

In the first quarter of 1997, the company incurred net interest expense of $3.9 million compared with net interest income of $0.4 million in the first quarter of 1996. In connection with the Distribution, Dart paid Premark a special dividend of $284.9 million on May 24, 1996. The company incurred a significant amount of incremental borrowings in order to fund the majority of the special dividend, which led to the net interest expense incurred in 1997.

Tax Rate

The effective tax rates for the first quarters of both 1997 and 1996 were 27.0 percent. A lower 1997 benefit from repatriating foreign earnings was offset by a lower foreign effective tax rate resulting from the reduction of deferred tax valuation allowances in certain countries. For these countries it is now management's best estimate that there is a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The 25.5 percent effective rate for all of 1996 was lower than the first quarters of 1997 and 1996, reflecting the recognition of the benefit of a capital loss carryforward in the fourth quarter of 1996.

Regional Results (dollars in millions)

Europe


                                                  Foreign
                                                  exchange    Percent of
                                 Increase         impact        total
                 1997   1996   Dollar  Percent  Dollar   pp   1997 1996
                ------ ------  ------  -------  ------- ----  ---- ----

 Net sales     $154.9  $146.8  $ 8.1      6%    $(15.1) (12)   49%  45%
 Operating
   profit        38.5    30.2    8.3     27       (3.0) (14)   90   64


The quarterly increase in sales in Europe primarily reflects improvement in volume in Germany, which had more sellers as well as a higher activity rate. First quarter 1996 volume in Germany was negatively affected by weak economic conditions and low sales during an important promotional period. Italy, South Africa, Greece, Scandinavia, Belgium, and Austria also had higher sales in 1997 as volume improved. Only partially offsetting these improvements were lower sales in the United Kingdom and France. The improvement in operating profit reflects the net improvement in sales volume, along with more efficient promotional spending in Germany. The negative impact of foreign exchange on the comparisons was from the dollar's strength against the currencies throughout the region.

Asia Pacific


                                                   Foreign
                                                   exchange   Percent of
                                  Decrease         impact       total
                1997    1996   Dollar  Percent   Dollar    pp  1997 1996
               ------  ------  ------  -------  -------   ---- ---- ----
 Net sales     $ 65.6  $ 76.2  $(10.6)  (14)%   $ (5.6)    (7)  21%  23%
 Operating
  profit          2.5     9.3    (6.8)  (73)      (0.8)    (3)   6   20


The decrease in Asia Pacific sales was from lower volume in Japan and the Philippines, due to fewer active sellers, which was only partially offset by higher volume in Korea. The lower operating profit followed from the decreased sales volume along with a lower gross margin due to lower production, as well as an increase in costs associated with the new markets of China and India. The negative impact of foreign exchange on the comparisons for the region was primarily from Japan and Korea.

Latin America

                                                Foreign
                                                exchange     Percent of
                                 Increase       impact         total
              1997    1996   Dollar  Percent  Dollar    pp   1997  1996
             ------  ------  ------  -------  -------  ----  ----  ----
 Net sales   $ 63.2  $ 62.2  $ 1.0       1%     -       -     20%   19%
 Operating
  profit        9.6     9.2    0.4       4      -       -     22    20


In Latin America, the increase in sales reflects higher volume in Mexico, which was mostly offset by lower volume in Argentina. In
Mexico, the improvement was from a higher number of active sellers, reflecting recruiting and activity incentives.
In Argentina, the sales force increased, but its productivity and activity levels fell. The sales force in Brazil increased significantly, but lower productivity resulting from the fast pace of expansion of the business over the past few years largely offset the impact of the higher number of sellers. The modest increase in operating profit reflects the changes in sales volume partially offset by higher promotion and selling costs incurred in Brazil in an effort to improve sales force productivity, as well as the negative impact of foreign exchange transaction losses.

United States



                                               Percent of
                                 Decrease        total
              1997    1996   Dollar  Percent   1997   1996
             ------  ------  ------  -------   ----   ----
 Net sales   $ 31.6  $ 43.8  $(12.2)   (28)%   10%    13%
 Operating
  loss         (7.8)   (1.9)   (5.9)  (298)    nm     nm


The lower U.S. sales reflect the impact of implementing higher sales force standards in the latter half of 1996. The new standards led to a smaller sales force, along with lower productivity compared with the first quarter of 1996.
New programs to increase recruiting and activity have recently been implemented. These programs include a cash incentive for recruiting and a two-tiered vehicle program. The increase in the operating loss in 1997 reflects the impact of lower sales, along with higher per unit costs due to the lower volume. Additionally, although delivery, sales, and administrative expense was lower in the first quarter of 1997 compared with the first quarter of 1996, it represented a higher percentage of sales in 1997.

Financial Condition

Working capital was $176.7 million as of March 29, 1997, compared with $156.2 million as of the end of 1996. The increase reflects the seasonal reduction of accounts payable along with lower accruals for promotions and the acceleration of payments to reduce exposure to fluctuations in foreign exchange.

Net cash used in operating activities in the first quarter of 1997 was $2.0 million. Net income before depreciation was offset primarily by the decrease in accounts payable addressed above. The $10.4 million of cash used in investing activities was for capital expenditures, primarily for new molds.

As of March 29, 1997, the $300 million available under the company's multicurrency credit facility, through commercial paper borrowings and through $180.3 million of foreign uncommitted lines of credit, along with cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

In the first quarter of 1997, the company began making share repurchases under its program announced in 1996. During the quarter, the company repurchased 800,000 shares of its common stock at an average cost of approximately $43 per share.

                         PART II

                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (11) A statement of computation of per share earnings
                   is filed as an exhibit to this report.

              (27) A Financial Data Schedule for the first quarter of
                   1997 is filed as an exhibit to this report.


         (b)  Reports on Form 8-K

              During the quarter, the Registrant filed one current report on Form 8-K:

                On February 28, 1997, regarding risks and uncertainties.

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


                                     TUPPERWARE CORPORATION




                                     By:   Thomas M. Roehlk
                                        -------------------------
                                        Senior Vice President,
                                         General Counsel and
                                              Secretary




                                     By:  Thomas P. O'Neill, Jr.
                                        -------------------------
                                          Senior Vice President
                                           and Chief Financial
                                                Officer





Orlando, Florida

May 7, 1997