Form 10-Q
period 1997-06-28
TUPPERWARE CORP
filed 1997-08-07
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 26 weeks ended June 28, 1997

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

As of August 6, 1997, 61,246,246 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                            Page
          Index                                            Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          June 28, 1997 and June 29, 1996................    2

          Consolidated Statement of Income
          (Unaudited) for the 26 week periods ended
          June 28, 1997 and June 29, 1996................    3

          Consolidated Balance Sheet
          (Unaudited) as of June 28, 1997 and
          December 28, 1996..............................    4

          Consolidated Statement of Cash Flows
          (Unaudited) for the 26 week periods
          ended June 28, 1997 and June 29, 1996..........    6

          Notes to Consolidated Financial
          Statements (Unaudited).........................    7


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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                         --------------------------
                                           June 28,       June 29,
                                             1997           1996
                                         ------------  ------------
                                   (In millions, except per share amounts)

Net sales...............................   $ 342.5        $ 379.0
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     131.1          134.4
  Delivery, sales, and
    administrative expense..............     154.5          170.0
  Interest expense......................       5.4            1.5
  Interest income.......................      (0.9)          (0.5)
  Costs associated with becoming
    an independent company..............        -             2.6
  Other expense, net....................       1.5            2.2
                                           --------       --------
     Total costs and expenses...........     291.6          310.2
                                           --------       --------
Income before income taxes..............      50.9           68.8
Provision for income taxes..............      12.9           18.2
                                           --------       --------
Net income..............................   $  38.0        $  50.6
                                           ========       ========
Net income (1996 pro forma) per common
 and common equivalent share............   $  0.61        $  0.77
                                           ========       ========
Average number of common and
 common equivalent shares
 outstanding............................      62.1           63.1
                                           ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                26 Weeks Ended
                                         --------------------------
                                           June 28,       June 29,
                                             1997           1996
                                         ------------  ------------
                                   (In millions, except per share amounts)

Net sales...............................   $ 657.8        $ 708.0
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     245.1          254.7
  Delivery, sales, and
    administrative expense..............     315.0          336.3
  Interest expense......................      10.1            2.5
  Interest income.......................      (1.7)          (1.9)
  Costs associated with becoming
    an independent company..............        -             2.6
  Other expense, net....................       4.3            1.7
                                           --------       --------
     Total costs and expenses...........     572.8          595.9
                                           --------       --------
Income before income taxes..............      85.0          112.1
Provision for income taxes..............      22.1           29.9
                                           --------       --------
Net income..............................   $  62.9        $  82.2
                                           ========       ========
Net income (1996 pro forma) per common
 and common equivalent share............   $  1.01        $  1.23
                                           ========       ========
Average number of common and
 common equivalent shares
 outstanding............................      62.6           63.1
                                           ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                       June 28,    December 28,
                                         1997         1996
                                       ---------   ----------
                                           (In millions)
Cash and cash equivalents............  $   56.5     $   53.0

Accounts receivable..................     154.9        147.2
  Less allowances for
    doubtful accounts................     (27.5)       (25.9)
                                       ---------    ---------
                                          127.4        121.3

Inventories..........................     224.2        252.8
Deferred income tax benefits.........      27.8         35.1
Prepaid expenses and other assets....      59.3         61.0
                                       ---------    ---------
    Total current assets.............     495.2        523.2
                                       ---------    ---------

Deferred income tax benefits.........      70.9         56.4

Property, plant, and equipment.......     966.4        974.2
  Less accumulated depreciation......    (654.2)      (643.2)
                                       ---------    ---------
                                          312.2        331.0

Long-term receivables, net of
  allowances of $39.1 million at
  June 28, 1997 and $40.2
  million at December 28, 1996.......      51.1         46.6
Other assets  .......................      20.3         21.3
                                       ---------    ---------
    Total assets.....................  $  949.7     $  978.5
                                       =========    =========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                       June 28,     December 28,
                                         1997          1996
                                     ------------- ------------
                      (Dollars in millions, except per share amounts)
Accounts payable...................     $ 71.1        $ 95.6
Short-term borrowings and current
  portion of long-term debt........       16.7          25.3
Accrued liabilities................      230.3         246.1
                                       --------      --------
    Total current liabilities......      318.1         367.0
                                       --------      --------

Long-term debt.....................      256.7         215.3
Accrued postretirement
  benefit cost.....................       37.4          36.9
Other liabilities..................       52.8          53.8

Shareholders' equity:
  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................        -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued......        0.6           0.6
  Capital surplus..................       19.1          19.1
  Retained earnings................      452.4         418.2
  Treasury stock, 963,747 shares
     at cost.......................      (39.9)          -
  Unearned portion of restricted
     stock issued for future
     service                              (3.4)         (3.9)
  Cumulative foreign currency
     adjustments...................     (144.1)       (128.5)
                                       --------      --------
    Total shareholders' equity.....      284.7         305.5
                                       --------      --------
    Total liabilities and
      shareholders' equity.........    $ 949.7       $ 978.5
                                       ========      ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 26 Weeks Ended
                                           ---------------------------
                                             June 28,      June 29,
                                               1997          1996
                                           ------------- -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $  62.9       $ 82.2
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation.......................       32.7         31.4
      Loss on sale of assets.............        1.3          1.8
      Foreign exhange loss, net..........        0.6          0.9

  Changes in assets and liabilities:
      Increase in accounts receivable....      (13.7)       (36.6)
      Decrease (increase) in inventory...       20.1        (17.8)
      (Decrease) increase in accounts
        payable and accrued liabilities..      (24.3)        15.8
      Increase in income taxes payable...        0.9          7.0
      Increase in net deferred
        income taxes.....................       (7.1)        (5.0)
      Other, net.........................       (5.3)       (21.7)
                                             --------      --------
       Net cash provided by operating
         activities......................       68.1         58.0
                                             --------      --------
Cash flows from investing activities:
  Capital expenditures...................      (28.6)       (39.9)
                                             --------      --------
Cash flows from financing activities:
  Special dividend to Premark............        -         (284.9)
  Net transactions with Premark
    other than special dividend..........        -           55.4
  Dividend payments to shareholders......      (27.3)          -
  Proceeds from exercise of
    stock options........................        3.4           -
  Payments to acquire treasury stock.....      (42.8)          -
  Net increase in short-term debt........       19.3        105.3
  Proceeds from issuance of
    long-term debt.......................       15.0        201.8
  Repayment of long-term debt............        -         (100.3)
                                             --------      --------
       Net cash used in financing
         activities......................      (32.4)       (22.7)
                                             --------      --------
Effect of exchange rate changes on cash
  and cash equivalents...................       (3.6)         1.5
                                             --------      --------
Net increase (decrease) in cash and
  cash equivalents.......................        3.5         (3.1)

Cash and cash equivalents at beginning
  of year................................       53.0         97.3
                                             --------      --------
Cash and cash equivalents at end
  of period..............................    $  56.5       $ 94.2
                                             ========      ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     June 28,     December 28,
                                       1997          1996
                                   -----------   -----------
Finished goods..................     $ 102.7       $ 127.5
Work in process.................        48.6          49.0
Raw materials and supplies......        72.9          76.3
                                     --------      --------
     Total inventories               $ 224.2       $ 252.8
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

Pro forma net income per common and common equivalent share for the 1996 periods is calculated as if the Distribution had occurred at the beginning of fiscal 1996 and assumes that Tupperware used $25.0 million of available cash and $271.9 million of additional borrowings to fund both the Dividend Payment of $284.9 million and $12.0 million for the amount that Tupperware paid in July 1996 related to the quarterly dividend declared on Premark's common stock on May 1, 1996. Pro forma net income is based on the Company's historical net income for the 13- and 26-week periods ended June 29, 1996. Historical net income for the 13 weeks ended June 29, 1996 is adjusted for $2.8 million of additional interest expense, net of $1.1 million of tax benefits, for the two month period prior to the Distribution in the second quarter of 1996, related to the increase in borrowings at an assumed interest rate of 6.2 percent. For the 26-week period ended June 29, 1996, the comparable adjustments are $7.0 million for interest expense and $2.7 million for the related tax benefit, for the five-month period prior to the Distribution. Pro forma net income per share includes pro forma net income divided by an assumed 63.1 million weighted average common and common equivalent shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 28, 1997, compared with the 13 weeks and 26 weeks ended June 29, 1996, and changes in financial condition during the 26 weeks ended June 28, 1997.

The Distribution

As described in Note 3 to the consolidated financial statements, Tupperware was established as an independent company in May 1996.

Net Sales and Net Income

Net sales for the second quarter ended June 28, 1997 were $342.5 million, a decrease of 9.6 percent from $379.0 million in 1996. Net income for the second quarter of 1997 decreased by $10.9 million, or 22.3 percent, to $38.0 million or $0.61 per share from 1996 pro forma net income of $48.9 million or $0.77 per share. A stronger U.S. dollar in 1997 had a negative impact of $21.0 million or 5 percentage points on the sales comparison, and a $4.3 million or 8 percentage point negative impact on the net income comparison for the quarter.

For the year-to-date period, sales were $657.8 million, which was a decline of $50.2 million or 7.1 percent from $708.0 million in 1996. Net income of $62.9 million for the 26 weeks ended June 28, 1997 decreased by $15.0 million or 19.3 percent from 1996 pro forma net income of $77.9 million. For the first half, the negative impact of foreign exchange was $41.7 million or 6 percentage points on the sales comparison and $7.1 million or 8 percentage points on the comparison of 1997 net income with 1996 pro forma net income. Net income prior to the pro forma adjustments was $50.6 million and $82.2 million, respectively, for the 13-week and 26-week periods ending June 29, 1996.

For both the 13- and 26-week periods, before the negative impact of foreign exchange, sales and operating profit in Europe and Latin America increased while sales and operating profit in the United States and Asia Pacific decreased. Unallocated corporate expenses of $3.0 million and $7.8 million for the 13 and 26 weeks ended June 28, 1997, respectively, were $3.5 million and $2.6 million less than the comparable 1996 periods, primarily reflecting lower provisions for annual executive incentive payments. The second quarter and first half of 1996 included $2.6 million ($1.6 million or $0.03 per share after tax) of costs associated with becoming an independent company. International operations contributed 87 percent and 88 percent of second quarter and first half 1997 sales, respectively, compared with 84 percent and 85 percent, respectively, for the 1996 periods. In 1997, international operations generated all of the Company's operating profit in both the second quarter and year-to-date period. In 1996, 89 percent and 95 percent of operating profit, respectively, were earned by international operations in the second quarter and first half.


Costs and Expenses

The cost of products sold in relation to sales increased to 38.3 percent in the second quarter of 1997 from 35.5 percent in 1996. For the six-month periods, the percentage increased to 37.3 in 1997 from 36.0 in 1996. The primary reason for the increases was lower production volumes due to the lower sales level and in connection with the effort to reduce inventories. Delivery, sales, and administrative expense as a percentage of sales for the quarterly and year-to-date periods was 45.1 percent and 47.9 percent, respectively, in 1997 and 44.9 percent and 47.5 percent, respectively, in 1996. The slight increases in both the quarterly and year-to-date periods reflect the lower sales volume in the United States and Asia Pacific.

Net Interest Expense


In the second quarter and first six months of 1997, the Company incurred net interest expense of $4.5 million and $8.4 million, respectively. For the comparable 1996 periods, the Company incurred net interest expense of $1.0 million and $0.6 million, respectively. In connection with the Distribution, Dart paid Premark a special dividend of $284.9 million on May 24, 1996. The Company incurred a significant amount of incremental borrowings in order to fund the majority of the special dividend, which led to the higher net interest expense in the 1997 periods.

Tax Rate

The effective tax rates for the second quarter and first half of 1997 were
25.3 percent and 26.0 percent, respectively, compared with 26.5 percent and 26.7 percent, respectively, for 1996. For the year ended December 28, 1996, the effective tax rate was 25.5 percent. The effective tax rates are significantly below the U.S. statutory tax rate reflecting the availability of excess foreign tax credits and the reduction of certain valuation allowances against deferred tax assets where it is now management's best estimate that there is a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.


Regional Results (dollars in millions)

Europe

                                                  Foreign
                                 Increase         exchange    Percent of
                                (Decrease)         impact       total
                 1997   1996   Dollar  Percent  Dollar   pp   1997 1996
                ------ ------  ------  -------  ------- ----  ---- ----

Quarter:
 Net sales     $144.8  $155.1  $(10.3)   (7%)   $(14.8) (10)   42%  41%
 Operating
   profit        37.4    40.3    (2.9)   (7)      (4.3) (11)   64   51

First Half:
 Net sales     $299.7  $301.9  $ (2.2)   (1%)   $(29.9) (11)   46%  43%
 Operating
   profit        75.9    70.5     5.4     8       (7.2) (12)   75   56


Sales increased in both the quarter and first half before the effect of foreign exchange. The most significant increases were in Germany and Italy, although several smaller markets contributed to the improvement. Offsetting the higher local currency sales in these markets were lower sales in France and the United Kingdom in both reporting periods.
The improvement in Germany was attributable to increased volume from a larger number of sellers and a higher activity rate for both the quarter and year-to-date period. The first quarter of 1996 was negatively affected by weak economic conditions and low sales during an important promotional period. Italy's sales improvement was also from higher volume resulting from a larger sales force. The weak sales in France and the United Kingdom continue to reflect smaller active sales forces.

The local currency improvements in both periods' operating profit reflect the improved sales volume, along with more efficient promotional spending in Germany. Foreign exchange had a negative impact on the sales and profit comparisons due to the dollar's strength against the currencies throughout the region.


Asia Pacific


                                                   Foreign
                                                   exchange   Percent of
                                  Decrease          impact      total
                1997    1996   Dollar  Percent   Dollar    pp  1997 1996
               ------  ------  ------  -------  -------   ---- ---- ----

Quarter:
 Net sales     $ 75.5  $ 93.5  $(18.0)  (19)%   $ (6.0)    (5)  22%  25%
 Operating
   profit        10.4    19.3    (8.9)  (46)      (1.5)    (4)  18   24

First Half:
 Net sales     $141.1  $169.7  $(28.6)  (17)%   $(11.6)    (6)  21%  24%
 Operating
   profit        12.9    28.6   (15.7)  (55)      (2.4)    (4)  13   23

The decreases in Asia Pacific sales were from lower volume in Japan and the Philippines, due to fewer active sellers. The lower operating profit followed from the decreased sales volume along with a lower gross margin due to lower production, as well as an increase in costs associated with the new markets of China and India. Operating expenses did not decrease in line with the decrease in sales, also contributing to the lower profits. The negative impact of foreign exchange on the comparisons for the region was primarily from Japan and Korea.


Latin America

                                                Foreign
                                                exchange     Percent of
                                 Increase        impact        total
              1997    1996   Dollar  Percent  Dollar    pp   1997  1996
             ------  ------  ------  -------  -------  ----  ----  ----
Quarter:
 Net sales   $ 76.4  $ 70.9  $ 5.5       8%    $(0.2)   -     22%   18%
 Operating
  profit       12.8    10.8    2.0      18      -      (1)    22    14

First Half:
 Net sales   $139.6  $133.1  $ 6.5       5%    $(0.2)   -     21%   18%
 Operating
  profit       22.4    20.0    2.4      12      (0.1)   -     22    16

In Latin America, the quarterly and year-to-date increases in sales primarily reflect higher volume in Mexico, partially offset by lower volume in Brazil and Argentina. In Mexico, the improvement was from a larger number of active sellers, reflecting recruiting and activity incentives. In Brazil and Argentina, the sales forces increased, but productivity and activity levels fell. The lower productivity and activity has resulted from the fast pace of expansion of the businesses over the past few years. Training programs focusing on the interaction between distributors and their sales forces are underway to address these issues. The increases in operating profit for the quarter and first half reflect the higher sales, and for the year-to-date period, a slight improvement in gross margin from less product outsourcing in Mexico.

United States


                                               Percent of
                                 Decrease        total
              1997    1996   Dollar  Percent   1997   1996
             ------  ------  ------  -------   ----   ----
Quarter:
 Net sales   $ 45.8  $ 59.5  $(13.7)   (23)%   14%    16%
 Operating
  (loss)
  profit       (2.2)    8.5   (10.7)  (126)    n/a    11

First Half:
 Net sales   $ 77.4  $103.3  $(25.9)   (25)%   12%    15%
 Operating
  (loss)
  profit      (10.0)    6.6   (16.6)  (252)    n/a     5


The lower U.S. sales reflect the impact of implementing higher sales force standards in the latter half of 1996. The new standards led to a smaller sales force, along with lower productivity compared with the 1996 periods. New programs, including a two-tiered vehicle program, have recently been implemented to increase recruiting and activity. The increase in the operating losses in 1997 reflects the impact of lower sales, along with higher manufacturing costs per unit due to the lower volume. Additionally, promotional expenses increased because of the new programs; however, operating expenses were lower in both 1997 periods than in 1996, reflecting the effort to reduce the operating losses.

Financial Condition

Working capital was $177.1 million as of June 28, 1997, compared with $156.2 million as of the end of 1996. The increase primarily relates to a reduction in accounts payable and accruals that was only partially offset by a reduction in inventories, reflecting the Company's effort to bring its inventories down to a more appropriate level.

Net cash provided by operating activities in the first half of 1997 was $68.1 million, compared with $58.0 million in the first half of 1996. The improvement primarily reflects the 1997 reduction in inventories versus an increase in 1996 and a significantly lower increase in accounts receivable reflecting sales trends and collection efforts. Partially offsetting these factors were lower net income and the decrease in accounts payable and accruals resulting primarily from lower annual executive incentive compensation, the timing of payments, and lower sales. The $28.6 million of cash used in investing activities was for capital expenditures, primarily for new molds.

As of June 28, 1997, the Company had $300 million available under its multicurrency credit facility. This facility along along with $183 million of foreign uncommitted lines of credit and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

In the first quarter of 1997, the company began making share repurchases under its program announced in 1996. During the first half, the Company repurchased approximately 1.0 million shares of its common stock at an average cost of approximately $41 per share.

                         PART II

                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (11) A statement of computation of per share earnings
                   is filed as an exhibit to this report.

              (27) A Financial Data Schedule for the second quarter of
                   1997 is filed as an exhibit to this report.


         (b)  Reports on Form 8-K

              During the quarter, the Registrant filed one current report on Form 8-K on May 28, 1997, to file the form of a distribution agreement and forms of notes in relation to the Medium-Term Notes, Series A of the Registrant issued in connection with its Registration Statement on Form S-3 (No. 333-12125)

                          SIGNATURES

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

August 7, 1997