Form 10-Q/A
period 1997-06-28
TUPPERWARE CORP
filed 1997-08-21
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                     FORM 10-Q/A (Amendment No. 1)
  (Mark One)

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

                         EXPLANATORY NOTE

This amendment is to add Item 4, Submission of Matters to a Vote of Security Holders, to the Registrant's quarterly report for the 26 weeks ended
June 28, 1997.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amendment is set forth in its entirety as attached hereto.


Item 4.   Submission of Matters to a Vote of Security Holders

The 1997 annual meeting of shareholders of the Registrant occurred on May 5, 1997. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Rita Bornstein, Joe
R. Lee, Bob Marbut and David R. Parker, and the ratification of the appointment of Price Waterhouse LLP as independent auditors of the Registrant.

The results of the voting were as follows:

                                       Votes Against/                    Broker
Matter Voted           Votes For       Withheld *         Abstained      Non-Votes
--------------         -----------     ---------------    ---------      ----------

Election of
Rita Bornstein         55,763,423       588,641              N/A            0

Election of
Joe R. Lee             56,155,536       196,528              N/A            0

Election of
Bob Marbut             56,151,443       200,621              N/A            0

Election of
David R. Parker        55,783,212       568,852              N/A            0

Approval of
Price Waterhouse       56,183,197        57,004            111,863          0

* Numbers shown for Director elections are votes withheld. For the other matter voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are:
Warren L. Batts, Ruth M. Davis, Lloyd C. Elam, E.V. Goings, Clifford J. Grum and Robert M. Price.


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

August 21, 1997