Form 10-Q
period 1997-09-27
TUPPERWARE CORP
filed 1997-11-06
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 39 weeks ended September 27, 1997

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

As of November 6, 1997, 61,012,106 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                            Page
          Index                                            Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          September 27, 1997 and September 28, 1996......    2

          Consolidated Statement of Income
          (Unaudited) for the 39 week periods ended
          September 27, 1997 and September 28, 1996......    3

          Consolidated Balance Sheet
          (Unaudited) as of September 27, 1997 and
          December 28, 1996..............................    4

          Consolidated Statement of Cash Flows
          (Unaudited) for the 39 week periods ended
          September 27, 1997 and September 28, 1996......    6

          Notes to Consolidated Financial
          Statements (Unaudited).........................    7


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 28, 1996.

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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                         --------------------------
                                         September 27, September 28,
                                             1997           1996
                                         ------------  ------------
                                   (In millions, except per share amounts)

Net sales...............................   $ 251.4        $ 290.6
                                           --------       --------

Costs and expenses:
  Cost of products sold.................      95.7          104.6
  Delivery, sales, and
    administrative expense..............     143.8          154.9
  Interest expense......................       5.7            4.7
  Interest income.......................      (0.8)          (0.8)
  Costs associated with becoming
    an independent company..............        -             3.2
  Other expense (income), net...........       2.4           (0.3)
                                           --------       --------
     Total costs and expenses...........     246.8          266.3
                                           --------       --------
Income before income taxes..............       4.6           24.3
Provision for income taxes..............       1.2            6.2
                                           --------       --------
Net income..............................   $   3.4        $  18.1
                                           ========       ========
Net income per common and common
equivalent share........................   $  0.06        $  0.29
                                           ========       ========
Average number of common and common
 equivalent shares outstanding..........      61.7           63.1
                                           ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                39 Weeks Ended
                                         --------------------------
                                         September 27, September 28,
                                             1997           1996
                                         ------------  ------------
                                   (In millions, except per share amounts)

Net sales...............................   $ 909.2        $ 998.6
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     340.8          359.3
  Delivery, sales, and
    administrative expense..............     458.8          491.2
  Interest expense......................      15.8            7.2
  Interest income.......................      (2.5)          (2.7)
  Costs associated with becoming
    an independent company..............       -              5.8
  Other expense, net....................       6.7            1.4
                                           --------       --------
     Total costs and expenses...........     819.6          862.2
                                           --------       --------
Income before income taxes..............      89.6          136.4
Provision for income taxes..............      23.3           36.1
                                           --------       --------
Net income .............................   $  66.3        $ 100.3
                                           ========       ========
Net income (1996 pro forma) per common
 and common equivalent share............   $  1.07        $  1.52
                                           ========       ========
Average number of common and
 common equivalent shares
 outstanding............................      62.3           63.2
                                           ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                     September 27, December 28,
                                         1997         1996
                                     ------------- ------------
                                           (In millions)
Cash and cash equivalents............  $   38.7     $   53.0

Accounts receivable..................     147.6        147.2
  Less allowances for
    doubtful accounts................     (27.9)       (25.9)
                                       ---------    ---------
                                          119.7        121.3

Inventories..........................     215.1        252.8
Deferred income tax benefits.........      29.6         35.1
Prepaid expenses and other assets....      56.6         61.0
                                       ---------    ---------
    Total current assets.............     459.7        523.2
                                       ---------    ---------

Deferred income tax benefits.........      70.6         56.4

Property, plant, and equipment.......     959.3        974.2
  Less accumulated depreciation......    (653.0)      (643.2)
                                       ---------    ---------
                                          306.3        331.0

Long-term receivables, net of
  allowances of $39.7 million at
  September 27, 1997 and $38.0
  million at December 28, 1996.......      42.4         33.5
Other assets.........................      29.8         34.4
                                       ---------    ---------
    Total assets.....................  $  908.8     $  978.5
                                       =========    =========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                     September 27, December 28,
                                         1997          1996
                                     ------------- ------------
                      (Dollars in millions, except per share amounts)
Accounts payable...................     $ 72.6        $ 95.6
Short-term borrowings and current
  portion of long-term debt........       68.7          25.3
Accrued liabilities................      201.6         246.1
                                       --------      --------
    Total current liabilities......      342.9         367.0
                                       --------      --------

Long-term debt.....................      230.3         215.3
Accrued postretirement
  benefit cost.....................       37.9          36.9
Other liabilities..................       54.2          53.8

Shareholders' equity:
  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................        -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued......        0.6           0.6
  Capital surplus..................       19.1          19.1
  Retained earnings................      442.2         418.2
  Treasury stock, 1,335,183 shares
     at cost.......................      (52.6)          -
  Unearned portion of restricted
     stock issued for future
     service.......................       (2.8)         (3.9)
  Cumulative foreign currency
     adjustments...................     (163.0)       (128.5)
                                       --------      --------
    Total shareholders' equity.....      243.5         305.5
                                       --------      --------
    Total liabilities and
      shareholders' equity.........    $ 908.8       $ 978.5
                                       ========      ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 39 Weeks Ended
                                           ---------------------------
                                           September 27, September 28,
                                               1997          1996
                                           ------------- -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $  66.3       $100.3
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation.......................       49.3         48.8
      Loss on sale of assets.............        1.5          2.1
      Foreign exchange loss, net.........        0.9          1.0

  Changes in assets and liabilities:
      Increase in accounts receivable....       (9.4)       (24.8)
      Decrease (increase) in inventory...       20.7        (51.4)
      Decrease in accounts payable
        and accrued liabilities..........      (24.2)        (4.0)
      Decrease in income taxes payable...      (15.3)       (12.1)
      Increase in net deferred
        income taxes.....................      (10.0)        (5.5)
      Other, net.........................       (6.4)       (15.0)
                                             --------      --------
       Net cash provided by operating
         activities......................       73.4         39.4
                                             --------      --------
Cash flows from investing activities:
  Capital expenditures...................      (48.2)       (64.3)
                                             --------      --------
Cash flows from financing activities:
  Special dividend to Premark............        -         (284.9)
  Net transactions with Premark
    other than special dividend..........        -           43.4
  Dividend payments to shareholders......      (40.8)         -
  Proceeds from exercise of
    stock options........................        3.4          0.8
  Payments to acquire treasury stock.....      (55.7)         -
  Net increase in short-term debt........       46.6        130.4
  Proceeds from issuance of
    long-term debt.......................       15.0        201.8
  Repayment of long-term debt............        -         (100.3)
                                             --------      --------
       Net cash used in financing
         activities......................      (31.5)        (8.8)
                                             --------      --------
Effect of exchange rate changes on cash
  and cash equivalents...................       (8.0)        (3.1)
                                             --------      --------
Net decrease in cash and
  cash equivalents.......................      (14.3)       (36.8)

Cash and cash equivalents at beginning
  of year................................       53.0         97.3
                                             --------      --------
Cash and cash equivalents at end
  of period..............................    $  38.7       $ 60.5
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                  September 27,   December 28,
                                       1997          1996
                                  ------------    ------------
Finished goods..................     $  98.8       $ 127.5
Work in process.................        49.0          49.0
Raw materials and supplies......        67.3          76.3
                                     --------      --------
     Total inventories               $ 215.1       $ 252.8
                                     ========      ========

Note 3:  Distribution of Tupperware

On November 1, 1995, Premark International, Inc.'s (Premark) board of directors authorized Premark management to proceed with a plan to establish the Tupperware business (Tupperware, the Company) as an independent company through a stock distribution to Premark's shareholders (the Distribution). The Distribution was effected on May 31, 1996, through a 1-for-1 distribution of stock, which was tax free to Premark's shareholders pursuant to a ruling received from the Internal Revenue Service. As part of this transaction, on May 24, 1996, Dart Industries Inc. (Dart), a wholly-owned subsidiary of the Company, paid a $284.9 million special dividend to Premark (the Dividend Payment). The Dividend Payment was funded through available cash and a portion of the $268.0 million that was borrowed under the Company's $300 million multicurrency credit agreement that was entered into on May 16, 1996.

Pro forma net income per common and common equivalent share for the 1996 year-to-date period is calculated as if the Distribution had occurred at the beginning of fiscal 1996 and assumes that Tupperware used $25.0 million of available cash and $271.9 million of additional borrowings to fund both the Dividend Payment of $284.9 million and $12.0 million for the amount that Tupperware paid in July 1996 related to the quarterly dividend declared on Premark's common stock on May 1, 1996. Pro forma net income is based on the Company's historical net income for the 39 week period ended September 28, 1996.

Historical net income for the 39 weeks ended September 28, 1996 is adjusted for $7.0 million of additional interest expense, net of $2.7 million of tax benefits, for the five-month period prior to the Distribution in the second quarter of 1996, related to the increase in borrowings at an assumed interest rate of 6.2 percent. Pro forma net income per share includes pro forma net income divided by an assumed 63.1 million weighted average common and common equivalent shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 27, 1997, compared with the 13 weeks and 39 weeks ended September 28, 1996, and changes in financial condition during the 39 weeks ended September 27, 1997.

The Distribution

As described in Note 3 to the consolidated financial statements, Tupperware was established as an independent company in May 1996.

Net Sales and Net Income

Net sales for the third quarter ended September 27, 1997 were $251.4 million, a decrease of 13.5 percent from $290.6 million in 1996. Net income for the third quarter of 1997 decreased by $14.7 million, or
80.8 percent, to $3.4 million or $0.06 per share from 1996 net income of $18.1 million or $0.29 per share. A stronger U.S. dollar in 1997 had a negative impact of $25.3 million or 8 percentage points on the sales comparison, and a $2.9 million or 4 percentage point negative impact on the net income comparison for the quarter.

For the year-to-date period, sales were $909.2 million, which was a decline of $89.4 million or 9.0 percent from $998.6 million in 1996. Net income of $66.3 million for the 39 weeks ended September 27, 1997 decreased by $29.7 million or 30.9 percent from 1996 pro forma net income of $96.0 million. For the nine months, the negative impact of foreign exchange was $67.0 million or 7 percentage points on the sales comparison and $10.0 million or 8 percentage points on the comparison of 1997 net income with 1996 pro forma net income. Net income prior to the pro forma adjustments was $100.3 million for the 39-week period ending September 28, 1996.

For both the 13- and 39-week periods, before the negative impact of foreign exchange, sales and operating results increased in Europe and decreased in Latin America and the United States. Sales in Asia Pacific increased slightly for the quarter, but decreased for the nine months, and operating profit in the area decreased for both the quarter and the year-to-date period. The third quarter and first nine months of 1996 included $3.2 million and $5.8 million ($1.9 million or $0.03 per share and $3.5 million or $0.06 per share after tax), respectively, of costs associated with becoming an independent company. International operations contributed 87 percent and 88 percent of third quarter and first nine months 1997 sales, respectively, compared with 88 percent and 86 percent, respectively, for the 1996 periods. In the third quarters of both 1997 and 1996, international operations generated all of the Company's operating profit and 100 and 99 percent of its operating profit in the respective 1997 and 1996 year-to-date periods.

Costs and Expenses

The cost of products sold in relation to sales increased to 38.1 percent and 37.5 percent in the third quarter and first three quarters of 1997, respectively, from 36.0 percent in both 1996 periods. The increases primarily resulted from higher unit manufacturing costs in the United States and Asia Pacific, reflecting reduced sales levels and the Company's inventory reduction plan. Delivery, sales, and administrative expense as a percentage of sales for the quarterly and year-to-date periods was 57.2 percent and 50.5 percent, respectively, in 1997 and
53.3 percent and 49.2 percent, respectively, in 1996. Although expenses were lower in both 1997 periods compared with 1996, they did not decrease as significantly as sales since many of the costs are fixed for a period of time.

Net Interest Expense

In the third quarter and first three quarters of 1997, the Company incurred net interest expense of $4.9 million and $13.3 million, respectively. For the comparable 1996 periods, the Company incurred net interest expense of $3.9 million and $4.5 million, respectively. The higher net expense in the third quarter of 1997, primarily reflects the higher interest on the Company's fixed rate debt, which was issued after the third quarter of 1996, compared with the interest rate on the commercial paper the new borrowings replaced. In connection with the Distribution, Dart paid
Premark a special dividend of $284.9 million on May 24, 1996.
The Company incurred a significant amount of incremental borrowings in order to fund the majority of the special dividend, which led to the higher interest expense in 1997 in the year-to-date period.

Tax Rate

The effective tax rates for both the third quarter and first three quarters of 1997 were 26.0 percent compared with 25.6 percent and 26.5 percent, respectively, for the 1996 periods. For the year ended December 28, 1996, the effective tax rate was 25.5 percent. The effective tax rates are significantly below the U.S. statutory tax rate reflecting the availability of excess foreign tax credits and the reduction of certain valuation allowances against deferred tax assets where it is now management's best estimate that there is a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.


Regional Results (dollars in millions)

Europe

                                                  Foreign
                                 Increase         exchange    Percent of
                                (Decrease)         Impact       Total
                 1997   1996   Dollar  Percent  Dollar   pp   1997 1996
                ------ ------  ------  -------  ------- ----  ---- ----

Quarter:
 Net sales     $ 97.2  $112.1  $(14.9)  (13)%   $(17.4) (16)   39%  39%
 Operating
   profit        12.8    14.9    (2.1)  (15)      (2.5) (18)   98   44

Year to Date:
 Net sales     $396.9  $414.0  $(17.1)   (4)%   $(47.3) (12)   44%  41%
 Operating
   profit        88.7    85.4     3.3     4       (9.7) (13)   78   54


The slight sales and operating profit increase in the quarter before the effect of foreign exchange reflects modest sales increases in several markets offset by continued weakness in the United Kingdom and, with regard to profit, lower promotional spending in Germany. For the year-to-date period, before the unfavorable impact of foreign exchange, the increases primarily reflect volume improvement in Germany, Italy, and Greece, along with sales of a more favorable
mix of products in South Africa.   These factors were partially offset by
continued weakness in the United Kingdom and France. The volume fluctuations reflect the size of the active sales forces. The operating profit improvement followed from the higher sales as well as from reduced promotional spending in Germany. In Germany, the first quarter of 1996 was negatively affected by weak economic conditions and low sales during an important promotional period. Foreign exchange had a negative impact on the sales and profit comparisons due to the dollar's strength against currencies throughout the region.


Asia Pacific


                                                   Foreign
                                                   exchange   Percent of
                                  Decrease          impact      total
                1997    1996   Dollar  Percent   Dollar    pp  1997 1996
               ------  ------  ------  -------  -------   ---- ---- ----

Quarter:
 Net sales     $ 69.1  $ 75.4  $ (6.3)   (8)%   $ (7.8)   (10)  27%  26%
 Operating
   profit         8.8    11.9    (3.1)  (26)      (1.3)   (10)  67   36

Year to Date:
 Net sales     $210.2  $245.1  $(34.9)  (14)%   $(19.4)    (7)  23%  25%
 Operating
   profit        21.7    40.5   (18.8)  (46)      (3.7)    (5)  19   25


The increase in sales for the quarter, before the impact of foreign exchange, reflects the sale of new products in the Philippines and higher volume from improved productivity in Korea. The decrease in operating profit resulted from the impact of lower production to reduce inventories and higher spending on the new market entries in India and China, which more than offset the benefit from the higher sales volume. For the year-to-date period, the lower sales were from lower volume in Japan and the Philippines, due to fewer active sellers. The lower operating profit resulted from the decreased sales volume along with a lower gross margin due to lower production levels and increased costs associated with the new markets of China and India, which was only partially offset by a reduction in promotional spending. The negative impact of foreign exchange for both periods was due to the dollar's strength against currencies throughout the region.

Latin America

                                                Foreign
                                                exchange     Percent of
                                 Decrease        impact        total
              1997    1996   Dollar  Percent  Dollar    pp   1997  1996
             ------  ------  ------  -------  -------  ----  ----  ----
Quarter:
 Net sales   $ 53.2  $ 68.2  $(15.0)  (22)%   $(0.2)   -     21%   22%
 Operating
  (loss)
  profit       (2.6)   11.0   (13.6) (123)       -     -     nm    33

Year to Date:
 Net sales   $192.8  $201.3    (8.5)   (4)%   $(0.4)   -     21%   20%
 Operating
  profit       19.8    31.0   (11.2)  (36)     (0.1)   -     17    20


The sales decreases for both the quarter and nine-month period reflect lower sales volumes in Brazil and Argentina, which were partially offset by higher volume in Mexico in the year-to-date period. The lower volumes in Brazil and Argentina are the result of significantly lower sales force productivity and activity levels, which are being addressed through training of distributors and the sales forces on direct selling fundamentals and by refocusing on party plan versus one-on-one selling. The third quarter operating loss and the lower operating profit for the nine months are the result of the lower sales volume and higher promotional costs in Brazil and promotional and operating costs in Mexico.

United States


                                               Percent of
                                 Decrease        total
              1997    1996   Dollar  Percent   1997   1996
             ------  ------  ------  -------   ----   ----
Quarter:
 Net sales   $ 31.9  $ 34.9  $ (3.0)    (8)%    13%    12%
 Operating
  loss         (6.0)   (4.4)   (1.6)   (36)     nm     nm

Year to Date:
 Net sales   $109.3  $138.2  $(28.9)   (21)%    12%    14%
 Operating
  (loss)
  profit      (16.0)    2.2   (18.2)  (823)     nm      1


The lower U.S. sales reflect the impact of implementing higher sales force standards in the latter half of 1996. The new standards led to smaller active sales forces compared with the 1996 periods. New programs, including a two-tiered vehicle program, have been implemented to increase recruiting and activity. The increase in the operating losses in 1997 reflect the impact of lower sales, along with higher manufacturing costs per unit due to the lower production volume. Additionally, promotional expenses increased because of the new vehicle program; however, operating expenses were lower in both 1997 periods than in 1996, reflecting the effort to reduce the operating losses.

Financial Condition

Working capital was $116.8 million as of September 27, 1997, compared with $156.2 million as of the end of 1996. The decrease primarily relates to an increase in short-term borrowings and a decrease in inventories, which was partially offset by a decrease in accounts payable and accrued liabilities. The Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, the amount classified as short-term was relatively higher at the end of the third quarter of 1997 compared with the end of 1996.

Net cash provided by operating activities in the first nine months of 1997 was $73.4 million, compared with $39.4 million in the 1996 period. The improvement primarily reflects the 1997 reduction in inventories versus an increase in 1996, as a result of the Company's inventory reduction initiative, and a significantly lower increase in accounts receivable reflecting sales trends and collection efforts. Partially offsetting these factors were lower net income and a 1997 decrease in accounts payable and accrued liabilities versus an increase in 1996, resulting primarily from lower annual executive incentive compensation, the timing of payments, and lower sales.
The $48.2 million of cash used in investing activities was for capital expenditures, the most significant portion being for new molds.

On May 28, 1997, a subsidiary of the Company sold to the public $15.0 million of 6.84 percent fixed rate notes, which mature on June 2, 2000 (Notes). The proceeds of the Notes were used to refinance a portion of the Company's outstanding commercial paper borrowings. On August 8, 1997, the Company amended its $300 million unsecured multicurrency credit facility to extend its maturity date from May 16, 2001 to August 8, 2002. As of September 27, 1997, the Company had $300 million available under the multicurrency credit facility. The multicurrency credit facility along with $231 million of foreign uncommitted lines of credit and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

In the first quarter of 1997, the Company began making share repurchases under its program announced in 1996. During the first three quarters, the Company repurchased approximately
1.4 million shares of its common stock at an average cost of approximately $40 per share.

                         PART II

                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (11) A statement of computation of per share earnings
                   is filed as an exhibit to this report.

              (27) A Financial Data Schedule for the third quarter of
                   1997 is filed as an exhibit to this report.


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

November 6, 1997