Form 10-K
period 1997-12-27
TUPPERWARE CORP
filed 1998-03-24
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K
(Mark One)

     [X]    Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                 For the fiscal year ended December 27, 1997

OR

      [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

      For the Transition period from ________to ___________

                           Commission file number 1-11657

______________________________________________________________________________

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

Registrant's telephone number, including area code: (407)826-5050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                 Name of Each Exchange on
                                    Which Registered

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

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 10, 1998 ($28.125 per share): $1,636,252,228.

As of March 10, 1998, 59,200,241 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended
December 27, 1997 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 8, 1998 are incorporated by reference into Part III of this Report.

                              PART I
Item 1.  Business
(a) General Development of Business

     Tupperware Corporation (the "Registrant" or "Tupperware") is a multinational consumer products company. The Registrant is a Delaware corporation which was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. ("Premark"). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly-held company through the pro-rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant.

                   BUSINESS OF TUPPERWARE CORPORATION

  Tupperware is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products.

  Principal Products. Tupperware conducts its business through a single business segment, manufacturing and marketing a broad line of high-quality consumer products for the home. The core of Tupperware's product line consists of food storage containers which preserve freshness through the well-known Tupperware seals. Tupperware also has an established line of children's educational toys, serving products and gifts. The line of products has expanded over the years into kitchen, home storage and organizing uses with products such as Modular Mates* containers, Fridge Stackables* containers, OneTouch* canisters, the Rock N'Serve* line, Meals in Minutes* line, Legacy Serving line and TupperMagic* line, and many specialized containers. In recent years, Tupperware has expanded its offerings in the food preparation and servicing areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, serving centers, microwaveable cooking and serving products, and kitchen utensils.

  Tupperware continues to introduce new designs and colors in its product lines, and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 1997 included a wide range of products in all four geographic areas; including many using Disney movie and cartoon characters under a license. New product development and introduction will continue to be an important part of Tupperware's strategy.

  Products sold by Tupperware are primarily produced by Tupperware in its manufacturing facilities around the world. In some markets, Tupperware sources certain products from third parties and/or contracts with local manufacturers to manufacture its products, utilizing high-quality molds which are generally supplied by Tupperware. Promotional items provided at product demonstrations include items obtained from outside sources. (Words followed by * are Trademarks of the Registrant.)

  Markets. Tupperware's business is operated on the basis of four geographic segments: Europe, Africa and Middle East; Asia Pacific; Latin America; and the United States. Tupperware has operations in more than 74 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, 84 percent of total Tupperware revenues.

  During 1997, Tupperware entered several new international markets, including Russia and Turkey. Market penetration varies throughout the world. Several "developing" areas which have low penetration, such as Latin America, Asia and Eastern (Central) Europe, provide significant growth potential for Tupperware. Tupperware's strategy continues to include aggressive expansion into new markets throughout the world.

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

  Tupperware products are sold directly to distributors or dealers throughout the world. Distributors are granted the right to market Tupperware products using the demonstration method and utilizing the Tupperware trademark. The vast majority of Tupperware's distributorship system is composed of distributors, managers and dealers (known in the United States as consultants) who are independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributor-ships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

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

  As of December 27, 1997, the Tupperware distribution system had over 1800 distributors, over 50,400 managers and over 950,000 consultants worldwide.

  Tupperware relies primarily on the "demonstration" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as "Tupperware parties," are held in homes, offices, social clubs and other locations. In excess of 17,250,000 demonstrations were held in 1997 worldwide. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force.
In addition, to support its sales force, Tupperware utilizes catalogs, magazine advertising and toll-free telephone ordering, which helps increase its sales levels with hard-to-reach customers.

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

  Competition. There are two primary competitive factors which affect Tupperware's business: (i) competition with other "direct sales" companies for sales personnel and demonstration dates; and (ii) competition in the markets for food storage and serving containers, toys, and gifts in general. Tupperware believes that it holds a significant market share in each of these markets in many countries. This has been facilitated by innovative product development and a large, dedicated worldwide sales force. Tupperware's competitive strategies are to continue to expand its direct selling distribution system, and to provide high-quality, high-value products throughout the world.

  Employees. Tupperware employs approximately 6,800 people, of whom approximately 900 are based in the United States. Tupperware's United States work force is not unionized. In certain countries, Tupperware's work force is covered by collective arrangements decreed by statute. The terms of most of these arrangements are determined on an annual basis. Additionally, approximately 60 Tupperware manufacturing employees in the Australian mold manufacturing operation are covered by a collective bargaining agreement which is negotiated annually and Philippine manufacturing employees have negotiated a collective bargaining agreement which will remain in effect for a three-year period. There have been no work stoppages or threatened work stoppages in over three years and Tupperware believes its relations with its employees to be good. The independent consultants, dealers, managers and distributors engaged in the direct sale of Tupperware products are not employees of Tupperware.

  Research and Development. For fiscal years ended 1997, 1996 and 1995, Tupperware incurred expenses of approximately $12.8 million, $7.2 million and $6.3 million respectively, on research and development activities for new products.

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

  Trademarks and Patents. Tupperware considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware trademark, Tupperware is not dependent upon any single patent or trademark, or group of patents or trademarks. The trademark on the Tupperware name is registered on a country-by-country basis. The current duration for such registration ranges from seven years to fifteen years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware's business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware has followed the practice of applying for design and utility patents with respect to most of the significant patentable developments.

  Environmental Laws. Compliance with federal, state and local environmental protection laws has not in the past had, and is not expected to have in the future, a material effect upon Tupperware's capital expenditures, liquidity, earnings or competitive position.

  Other. Tupperware sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by Tupperware's sales consultants and their customers, as well as Tupperware's reduced promotional activities during such quarter. Sales generally increase in the fourth quarter as it includes traditional gift giving occasions in many of Tupperware's markets and as children return to school and households refocus on activities that include the use of Tupperware's products. There are no working capital practices or backlog conditions which are material to an understanding of Tupperware's business. Tupperware's business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

  Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 8, 1998).

Positions and Offices Held and Principal Occupations of Employment During Past Five Years

  Name and Age                    Office and Experience


Brian R. Biggin, age 52           Vice President, Internal Audit since
                                  March 1996.  Mr. Biggin previously
                                  served as Director, Computer Systems
                                  Audit, for Premark since 1986.

Gerald M. Crompton, age 54        Senior Vice President, Product
                                  Marketing, Worldwide since November
                                  1997, after serving as Vice President,
                                  Product Marketing, Worldwide since
                                  November 1996. Prior thereto,
                                  Mr. Crompton served as Vice President,
                                  Product Management for Tupperware
                                  Europe, Africa and Middle East since
                                  1992.

Alberto Giovannini, age 58        President, Latin America since August
                                  1997, after serving in various executive positions in Tupperware's European operations.

E.V. Goings, age 52               Chairman and Chief Executive Officer
                                  since October, 1997. Prior thereto, he
                                  was President and Chief Operating
                                  Officer since 1996. Mr. Goings served
                                  as Executive Vice President of Premark
                                  and President of Tupperware Worldwide
                                  from November 1992 to 1996.

David T. Halversen, age  53       Senior Vice President, Business
                                  Development and Communications since
                                  November, 1996.  Prior thereto, he
                                  served as Senior Vice President,
                                  Planning, Business Development and
                                  Financial Relations since May 1996.
                                  He previously served as Vice President,
                                  Business Development and Planning since
                                  February 1995, after serving in various
                                  planning and strategy positions with
                                  Avon Products, Inc.

Christine J. Hanneman, age 42     Vice President, Financial Relations
                                  since March 1996. Ms. Hanneman served
                                  as Director, Investor Relations for
                                  Premark from June 1994 until joining
                                  Tupperware.  Prior thereto, she served
                                  as Manager Investor Relations of Premark.

Carol A. Kiryluk, age 51          Senior Vice President, Human Resources,
                                  Worldwide since March 1996.  From March
                                  1992 until March 1996, Ms. Kiryluk served as Vice President, Human Resources,
                                  Worldwide for Tupperware.

Jennifer M. Moline, age 40        Vice President and Treasurer since
                                  February 1998, after serving in various
                                  business development and financial
                                  management positions within the
                                  Corporation.

Gaylin L. Olson, age 52           Senior Vice President, Emerging Markets,
                                  Tupperware Worldwide.  Mr. Olson has
                                  served in various executive positions
                                  for Tupperware over the years, including
                                  President of Asia Pacific and most
                                  recently President of U.S. Operations.

Thomas P. O'Neill, Jr., age 44    Senior Vice President and Chief
                                  Financial Officer since March 1997.
                                  Prior thereto, Mr. O'Neill served as
                                  Vice President and Chief Financial
                                  Officer, Tupperware Europe, Africa and
                                  Middle East since April 1994. Prior
                                  thereto Mr. O'Neill served as Vice
                                  President and Treasurer of Premark
                                  International, Inc.

Michael S. Poteshman, age 34      Vice President and Controller since
                                  January 1998, after serving as Assistant
                                  Controller since March 1996.  Prior
                                  thereto, Mr. Poteshman served as
                                  Director, Accounting and Reporting
                                  Standards for Premark International, Inc.
                                  since September 1993, after serving as
                                  an audit manager with Price Waterhouse.

Thomas M. Roehlk, age 47          Senior Vice President, General Counsel
                                  and Secretary since December 1995.
                                  Prior thereto, Mr. Roehlk served as
                                  Assistant General Counsel and Assistant
                                  Secretary of Premark.

James E. Rose, Jr., age 55        Senior Vice President Taxes and
                                  Government Affairs.  Mr. Rose served
                                  as Vice President, Tax and Government
                                  Affairs since March 1996. From 1994
                                  to March 1996, Mr. Rose served as Vice
                                  President, Taxes and Government Affairs
                                  for Premark.  Prior thereto, Mr. Rose
                                  served as Vice President, Taxes for
                                  Premark.

Hans Joachim Schwenzer, age 61    Senior Vice President, Tupperware,
                                  Worldwide.  Mr. Schwenzer is currently
                                  President, Tupperware Germany;
                                  President, Sales Programs and
                                  Promotions, Tupperware Europe, Africa
                                  and Middle East; and Regional General
                                  Manager, Austria and Eastern Europe
                                  Region and has been since May 1995,
                                  Senior Vice President, Tupperware,
                                  Worldwide.  Prior to assuming those
                                  positions, Mr. Schwenzer served as
                                  President, Tupperware Europe, Africa
                                  and Middle East.

Christian E. Skroeder, age 49     President, Tupperware Europe, Africa
                                  and Middle East since May 1995.  Prior
                                  thereto, Mr. Skroeder served in
                                  various executive positions with
                                  Tupperware.

William E. Spears, age 52         President, Tupperware North America
                                  since January 1998, after serving as
                                  President, Tupperware U.S. since
                                  February 1997.  Prior thereto,
                                  Mr. Spears served as Executive Vice
                                  President and Chief Operating Officer
                                  of Nature's Sunshine Products, Inc.
                                  Prior to 1994, Mr. Spears served in
                                  various managerial positions with
                                  Avon Products, Inc.

Jose R. Timmerman, age 49         Senior Vice President, Operations,
                                  Tupperware, Worldwide since August 1997.
                                  Prior thereto, he was Vice President
                                  Operations, Worldwide since 1993 after
                                  serving as Vice President, Manufacturing,
                                  Tupperware Asia Pacific.

Paul B. Van Sickle, age 58        Executive Vice President since March
                                  1997.  Prior thereto, Mr. Van Sickle
                                  served as Senior Vice President,
                                  Finance and Operations.

Robert W. Williams, age 54        President, Tupperware Asia Pacific from
                                  April 1995.  Prior to assuming that
                                  position, Mr. Williams served in various management positions in Tupperware Asia
                                  Pacific starting in August 1993.  From
                                  1991 until joining Tupperware, Mr.
                                  Williams served as Vice President,
                                  Marketing for Cameo, Inc.

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

     As part of the 1986 reorganization involving the formation of Premark, Premark was spun-off by Dart & Kraft, Inc. and Kraft, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of Tupperware, including matters alleging product liability, environmental liability and infringement of patents. The assumption of liabilities by Kraft, Inc. remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     The stock price information set forth in Note 12 ("Quarterly Financial Summary (Unaudited)") appearing on page 35 of the Annual Report to Shareholders for the year ended December 27, 1997 is incorporated by reference into this Report. The information set forth in Note 13 ("Rights Agreement") on page 35 of the Annual Report to Shareholders for the year ended December 27, 1997 is incorporated by reference into this Report. As of March 10, 1998, the Registrant had 19,323 shareholders of record.

Item 6.  Selected Financial Data

     The information set forth under the caption "Selected Financial Data" on pages 2 and 3 of the Annual Report to Shareholders for the year ended December 27, 1997 is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 4 through 13 of the Annual Report to Shareholders for the year ended December 27, 1997 is incorporated by reference into this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information set forth under the caption "Market Risk and Impact of Inflation" on page 13, and under the sub-caption "Derivative Financial Instruments" in Note 6 ("Financing Arrangements") on pages 24 and 25, of the Annual Report to Shareholders for the year ended December 27, 1997 is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

     (a) The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 14 through 35, and on page 36 respectively, of the Annual Report to Shareholders for the year ended December 27, 1997 are incorporated by reference into this Report:

     Consolidated Statements of Income, Cash Flows and Shareholders' Equity--Years ended December 27, 1997, December 28, 1996 and December 30, 1995.

     Consolidated Balance Sheet--December 27, 1997 and December 28, 1996.

     Notes to the Consolidated Financial Statements; and

     Report of Independent Certified Public Accountants dated February 20,
     1998.

     (b) The supplementary data regarding quarterly results of operations contained in Note 12 ("Quarterly Financial Summary (Unaudited)") of the Notes to the Consolidated Financial Statements of Tupperware Corporation on page 35 of the Annual Report to Shareholders for the year ended December 27, 1997 is incorporated by reference into this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 1998 is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of
Regulation S-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Compensation of Directors" on page 18 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 1998 and the information on pages 13 through 17 of such Proxy Statement relating to executive officers' compensation is incorporated by reference into this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners" on page 7 and "Security Ownership of Management" on page 6 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 1998 is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     None

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 14 through 35 and on page 36, respectively, of the Annual Report to Shareholders for the year ended December 27, 1997 are incorporated by reference into this Report by Item 8 hereof:

          Consolidated Statements of Income, Cash Flows and Shareholders' Equity--Years ended December 27, 1997, December 28, 1996, and
December 30, 1995;

          Consolidated Balance Sheet-- December 27, 1997, and
          December 28, 1996;

          Notes to the Consolidated Financial Statements; and

          Report of Independent Certified Public Accountants dated February 20, 1998.

(a) (2) List of Financial Statement Schedules

     The following consolidated financial statement schedule (numbered in accordance with Regulation S-X) of Tupperware Corporation is included in this Report:

     Report of Independent Certified Public Accountants on Financial Statement Schedule, page 16 of this Report; and

     Schedule II--Valuation and Qualifying Accounts for the three years ended December, 27, 1997, page 17 of this Report.

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


(a) (3) List of Exhibits: (numbered in accordance with Item 601 of
Regulation S-K)

     Exhibit
     Number                         Description

     *1 Underwriting Agreement (Attached to Form S-3 (No. 33-12125) Registration Statement as Exhibit 1 and incorporated herein by reference).

     *2 Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and Dart Industries Inc. (Attached as Exhibit 2 to Tupperware Corporation's Registration Statement on Form 10 (No. 1-11657) filed with the Commission on March 4, 1996 and incorporated herein by reference).

     *3.1                Amended and Restated Certificate of
                         Incorporation of Tupperware  Corporation
                         (Attached as Exhibit 3.1 to Form 10 (No. 1-11657) and incorporated herein by reference).

     *3.2 Amended and Restated By-laws of Tupperware Corporation (Attached as Exhibit 3.2 to Form 10 (No. 1-11657) and incorporated herein by reference).

     *4.1 Rights Agreement, by and between Tupperware Corporation and the rights agent named therein (Attached as Exhibit 4 to Form 10 (No. 1-11657) and incorporated herein by reference).

     *4.2 Indenture dated as of October 1, 1996, among Tupperware Corporation and The First National Bank of Chicago, as Trustee, (Attached as
                         Exhibit 4(a) to Tupperware Corporation's
                         Registration Statement on Form S-3 (No. 33-12125) filed with the Commission on September 25, 1996 and incorporated herein by reference).

     *4.3 Form of Debt Securities (Attached as Exhibit 4(b) to Tupperware Corporation's Registration Statement on Form S-3 (No. 33-12125) filed with the Commission on September 25, 1996 and incorporated herein by reference).

     *4.4 Form of Warrant Agreement, including form of Warrant Certificate (Attached as Exhibit 4(a) to Tupperware Corporation's Registration Statement on Form S-3 (No. 33-12125) filed with the Commission on September 25, 1996 and incorporated herein by reference).

     *10.1 Tupperware Corporation 1996 Incentive Plan (Attached to Form 10 (No. 1-11657) as Annex C and incorporated herein by reference).

     *10.2 Tupperware Corporation Directors Stock Plan (Attached to Form 10 (No. 1-11657) as Annex D and incorporated herein by reference).

     *10.3               Tax Sharing Agreement between Tupperware
                         Corporation and Premark International, Inc.
                         (Attached as Exhibit 10.3 to Form 10 (No. 1-11657) and incorporated herein by reference).

     *10.4 Employee Benefits and Compensation Allocation Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit
                         10.4 to Form 10 (No. 1-11657) and incorporated herein by reference).

     *10.5               Form of Change of Control Agreement (Attached as
                         Exhibit 10.5 to Form 10 (No. 1-11657) and incorporated herein by reference).

     *10.6               Employment Agreement for Mr. Schwenzer.
                         (Attached as Exhibit 10.8 to Form 10 (No. 1-11657) and incorporated herein by reference).

     *10.7 Credit Agreement dated May 16, 1996 (Attached to the Registrant's Registration Statement on Form 10 (No. 1-11657) as Exhibit 10.8 and
                         incorporated herein by reference).

     *10.8 Form of Franchise Agreement between a subsidiary of the Registrant and distributors of Tupperware products in the United States (Attached as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996 and incorporated herein by reference).

       10.9 First Amendment dated August 8, 1997 to Credit Agreement dated May 16, 1996.

       13 Pages 2 through 36 of the Annual Report to Shareholders of the Registrant for the year ended December 27, 1997.

       21                Subsidiaries of Tupperware Corporation as of
                         March 10, 1998.

       23 Manually signed Consent of Independent Certified Public Accountants to the incorporation of their report by reference into the prospectus contained in specified registration statements on Form S-8 and Form S-3.

       24                Powers of Attorney

       27                Financial Data Schedule


*Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

     The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

 (b) Reports on Form 8-K

     During the quarter ended December 27, 1997, the Registrant did not file any reports on Form 8-K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Tupperware Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 20, 1998 appearing on page 36 of the 1997 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse LLP
Orlando, Florida
February 20, 1998

                          TUPPERWARE CORPORATION
               SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                FOR THE THREE YEARS ENDED DECEMBER 27, 1997
                             (In millions)

       Col. A             Col. B         Col. C          Col. D      Col. E
----------------------   ---------- -----------------  -----------  --------
                         Balance at Charged   Charged               Balance
                         Beginning  to Costs  to Other              at End of
     Description         of Period  Expenses  Accounts  Deductions  of Period
----------------------   ---------- --------  --------  ----------  ---------
Allowance for doubtful
 accounts, current and
 long term:

Year ended
December 27, 1997           $ 67.9      $ 27.5   $0.8     $(12.1)<F1>  $81.9
                                                           ( 2.2)<F2>

Year ended
December 28, 1996           $ 50.9      $ 20.9    --      $ (3.7)<F1>  $67.9
                                                            (0.2)<F2>

Year ended
December 30, 1995           $ 48.0      $  7.7    --      $ (4.7)<F1>  $50.9
                                                            (0.1)<F2>

Valuation allowance
 for deferred tax assets:

Year ended
December 27, 1997           $ 25.8      $(11.4)   --          --       $14.4

Year ended
December 28, 1996           $ 25.9      $ (0.1)   --          --       $25.8

Year ended
December 30, 1995           $ 28.7      $ (2.8)   --          --       $25.9

<F1> Represents write-offs less recoveries.
<F2> Foreign currency translation adjustment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Signature                                    Title


E.V. Goings                   Chairman of the Board of Directors,
                              Chief Executive Officer and Director
                              (Principal Executive Officer)

Thomas P. O'Neill, Jr.        Senior Vice President and Chief Financial
                              Officer (Principal Financial Officer)

Michael S. Poteshman          Vice President and Controller
                              (Principal Accounting Officer)

        *                     Director
Rita Bornstein, Ph.D

        *                     Director
Ruth M. Davis, Ph.D

        *                     Director
Lloyd C. Elam, M.D.

        *                     Director
Clifford J. Grum

        *                     Director
Joe R. Lee

        *                     Director
Bob Marbut

        *                     Director
David R. Parker


        *                     Director
Robert M. Price


        *                     Director
Joyce M. Roche



     *By:
            Thomas M. Roehlk
            Attorney-in-fact


March 24, 1998


                                EXHIBIT INDEX


Exhibit No.         Description

10.9                First Amendment dated
                    August 8, 1997 to Credit
                    Agreement dated May 16, 1996

13                  Pages 2 through 36 of the
                    Annual Report to Shareholders
                    of the Registrant for the year
                    ended December 27, 1997

21                  Subsidiaries of Tupperware
                    Corporation as of March 10, 1998

23                  Manually signed Consent of
                    Independent Certified Public
                    Accountants to the incorporation
                    of their report by reference into the
                    prospectus contained in specified
                    registration statements on Form S-8
                    and Form S-3

24                  Powers of Attorney

27                  Financial Data Schedule