Form 10-K/A
period 1997-12-27
TUPPERWARE CORP
filed 1998-04-28
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K/A-1
(Mark One)

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

Item 1.

The undersigned Registrant hereby amends Form 10-K for the year ended December 27, 1997, filed on March 24, 1998, by adding to Exhibit 27 thereof Restated Financial Data Schedules for fiscal year 1996 and for each of the first three fiscal quarters of 1997 and 1996, pursuant to Regulation S-K Item 601(c)(2)(iii) to reflect the adoption of FAS 128.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                TUPPERWARE CORPORATION

                                By:

                                Name:  Michael S. Poteshman
                                Title: Vice President and Controller


Date:  April 28, 1998

Item 2:  Exhibits

Exhibit No.      Description                          Location

27               Restated Financial Data Schedules    Included herewith