Form 10-Q
period 1998-03-28
TUPPERWARE CORP
filed 1998-05-11
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended March 28, 1998

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

As of May 8, 1998, 62,367,289 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                            Page
          Index                                            Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          March 28, 1998 and March 29, 1997..............

          Consolidated Balance Sheet
          (Unaudited) as of March 28, 1998 and
          December 27, 1997..............................

          Consolidated Statement of Cash Flows
          (Unaudited) for the 13 week periods
          ended March 28, 1998 and March 29, 1997........

          Notes to Consolidated Financial
          Statements (Unaudited).........................


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 27, 1997.

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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                         --------------------------
                                          March 28,      March 29,
                                             1998           1997
                                         ------------  ------------
                                   (In millions, except per share data)

Net sales...............................   $ 268.8        $ 315.3
                                           --------       --------

Costs and expenses:
  Cost of products sold.................      96.3          114.0
  Delivery, sales, and
    administrative expense..............     147.9          160.5
  Interest expense......................       4.5            4.7
  Interest income.......................      (0.6)          (0.8)
  Other expense, net....................       0.3            2.8
                                           --------       --------
     Total costs and expenses...........     248.4          281.2
                                           --------       --------
Income before income taxes..............      20.4           34.1
Provision for income taxes..............       5.0            9.2
                                           --------       --------
Net income..............................   $  15.4        $  24.9
                                           ========       ========
Net income per common share:
 Basic..................................   $  0.26        $  0.40
                                           ========       ========

 Diluted................................   $  0.26        $  0.40
                                           ========       ========

See Notes to Consolidated Financial Statements.

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                       March 28,   December 27,
                                         1998         1997
                                       ---------   ----------
                                           (In millions)
Cash and cash equivalents............  $   14.0     $   22.1

Accounts receivable..................     131.8        137.4
  Less allowances for
    doubtful accounts................     (37.6)       (40.4)
                                       ---------    ---------
                                           94.2         97.0

Inventories..........................     182.6        184.2
Deferred income tax benefits.........      44.4         44.4
Prepaid expenses and other...........      62.1         55.4
                                       ---------    ---------
    Total current assets.............     397.3        403.1
                                       ---------    ---------

Deferred income tax benefits.........      77.3         82.7

Property, plant, and equipment.......     947.1        944.0
  Less accumulated depreciation......    (662.1)      (651.0)
                                       ---------    ---------
                                          285.0        293.0

Long-term receivables, net of
  allowances of $42.0 million at
  March 28, 1998, and $39.3
  million at December 27, 1997.......      41.1         36.4
Other assets  .......................      31.6         32.0
                                       ---------    ---------
    Total assets.....................  $  832.3     $  847.2
                                       =========    =========

See Notes to Consolidated Financial Statements.

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                       March 28,    December 27,
                                         1998          1997
                                     ------------- ------------
                      (Dollars in millions, except per share amounts)
Accounts payable...................     $ 60.6        $ 75.4
Short-term borrowings and current
  portion of long-term debt........       57.4           -
Accrued liabilities................      202.7         224.4
                                        -------       -------
    Total current liabilities......      320.7         299.8
                                        -------       -------

Long-term debt.....................      266.8         236.7
Accrued postretirement
  benefit cost.....................       38.3          38.0
Other liabilities..................       56.5          58.5

Shareholders' equity:

  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................        -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued......        0.6           0.6
  Capital surplus..................       19.5          19.5
  Retained earnings................      443.6         441.4
  Treasury stock, 3,949,081 shares
     at March 28, 1998, and
     1,402,207 shares at
     December 27, 1997, at cost....     (122.3)        (54.0)
  Unearned portion of restricted
     stock issued for future
     service                              (1.9)         (2.4)
  Accumulated other comprehensive
     income........................     (189.5)       (190.9)
                                        -------       -------
    Total shareholders' equity.....      150.0         214.2
                                        -------       -------
    Total liabilities and
      shareholders' equity.........     $832.3        $847.2
                                        =======       =======

See Notes to Consolidated Financial Statements.

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 13 Weeks Ended
                                           ---------------------------
                                             March 28,     March 29,
                                               1998          1997
                                           ------------- -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $  15.4       $ 24.9
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation.......................       15.8         16.3
      Loss on sale of assets.............        0.4          -
      Foreign exhange loss, net..........        0.1          0.3

  Changes in assets and liabilities:
      Increase in accounts and notes
        receivable.......................       (2.3)        (8.4)
      Decrease (increase) in inventories.        0.5         (1.5)
      Decrease in accounts payable and
        accrued liabilities..............      (13.5)       (31.8)
      (Decrease) increase in income
        taxes payable....................      (16.2)         3.7
      Increase in net deferred
        income taxes.....................       (0.4)        (3.8)
      Other, net.........................       (8.3)        (1.7)
                                             --------      --------
       Net cash used in operating
        activities.......................       (8.5)        (2.0)
                                             --------      --------

Cash flows from investing activities:
  Capital expenditures...................       (7.4)       (10.4)
                                             --------      --------

Cash flows from financing activities:

  Dividend payments to shareholders......      (13.4)       (13.7)
  Proceeds from exercise of
    stock options........................        0.2          1.6
  Payments to acquire treasury stock.....      (68.8)       (34.6)
  Net increase in short-term debt........       89.5         52.9
                                             --------      --------
       Net cash provided by financing
         activities......................        7.5          6.2
                                             --------      --------

Effect of exchange rate changes on cash
  and cash equivalents...................        0.3         (3.3)
                                             --------      --------
Net decrease in cash and
  cash equivalents.......................       (8.1)        (9.5)

Cash and cash equivalents at beginning
  of year................................       22.1         53.0
                                             --------      --------
Cash and cash equivalents at end
  of period..............................    $  14.0       $ 43.5
                                             ========      ========

See Notes to Consolidated Financial Statements.

[TEXT]

                   TUPPERWARE CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. Certain prior amounts have been reclassified to conform with the current year's presentation. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     March 28,   December 27,
                                       1998          1997
                                   -----------   -----------
Finished goods..................     $  84.7      $  86.2
Work in process.................        41.2         43.3
Raw materials and supplies......        56.7         54.7
                                     --------     --------
     Total inventories               $ 182.6      $ 184.2
                                     ========     ========

Note 3:  Net Income Per Common Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128. "Earnings Per Share." Accordingly, these financial statements include "basic" and "diluted" per share informaiton for the periods presented. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also consider-ing the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The weighted average number of shares used in the basic earnings per share computations were 60.5 million and 61.9 million in the first quarter of 1998 and 1997, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.5 million in 1998 and 0.7 million in 1997 of shares of potential common stock. Options to purchase 1.5 million and 0.7 million shares of common stock were outstanding during the first quarter of 1998 and 1997, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, would have been antidilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock. Per share information pertaining to 1997 has been restated to conform with the current year's presentation.


Note 4:  Other Comprehensive Income

During the quarter ended March 28, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires the Company to display "comprehensive income" which, in addition to net income, includes certain amounts recorded directly in equity.

The components of comprehensive income, net of related tax, for the 13 week periods ended March 28, 1998, and March 29, 1997, were as follows:

                                         13 Weeks Ended
                                     March 28,     March 29,
                                       1998          1997
                                   -----------   -----------
Net income......................     $  15.4      $  24.9
Foreign currency translation
  adjustments including tax
  provisions of $1.0 million
  in 1998, and $3.0 million
  in 1997.......................         1.4        (14.0)
                                     --------     --------
Comprehensive income............     $  16.8      $  10.9
                                     ========     ========

Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 28, 1998, compared with the 13 weeks ended March 29, 1997, and changes in financial condition during the 13 weeks ended March 28, 1998.

Net Sales and Net Income

Net sales for the first quarter of 1998 decreased $46.5 million, or 14.8 percent, to $268.8 million from $315.3 million in the first quarter of 1997. Net income in 1998 was $15.4 million, which was a $9.5 million or 38.1 percent decrease from 1997 net income of $24.9 million. Improvement in operations in Europe and the United States was offset by weak performance in Latin America and Asia Pacific. In addition, the impact of unfavorable foreign exchange accounted for about one-half of the decline in net income. Foreign exchange had a $28.5 million or 9 percentage point negative impact on the sales comparison and a $5.2 million or 16 percentage point negative impact on the net income comparison.

Costs and Expenses

The cost of products sold in relation to sales decreased to
35.8 percent in the first quarter of 1998 from 36.1 percent in the comparable 1997 period. The decrease was due to higher margins in Europe and in the United States partly offset by higher costs elsewhere due to lower volume.

Delivery, sales, and administrative expense decreased $12.6 million in the first quarter of 1998 to $147.9 million from $160.5 million in the first quarter of 1997 due to the decrease in sales. The costs as a percentage of sales increased to 55.0 percent in 1998 from 50.9 percent in 1997 reflecting the fixed nature of a substantial portion of these expenses.

Net Interest Expense

In the first quarter of both 1998 and 1997, the Company incurred net interest expense of $3.9 million. Gross interest expense of $4.5 million incurred in the first quarter of 1998 was slightly lower than the comparable period due to lower average debt balances. Interest income of $0.6 million was slightly lower for the comparable period in 1997 due to lower cash balances.

Tax Rate

The effective tax rate for the first quarter of 1998 was
24.5 percent compared with 27.0 percent for 1997. For the year ended December 27, 1997, the effective tax rate was 26.0 percent. The effective tax rates are significantly below the U.S. statutory tax rate reflecting, in 1997, the availability of excess foreign tax credits and the reduction of certain valuation allowances against deferred tax assets. In 1998, the rate continues to reflect excess foreign tax credits along with low foreign effective tax rates.

Year 2000 Issues

The Company has studied the "Year 2000" issues affecting its operations and has prepared a plan to address them. That plan is now being implemented and the issues are not expected to have a material adverse effect on the Company's operations. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issues could have a material adverse impact on the Company. The cost of addressing Year 2000 issues has not been material to the Company to date and is not expected to be in future periods.

The Company has initiated formal communications with significant suppliers and other third party companies doing business with the Company to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their Year 2000 problems. There can be no guarantee, however, that the systems of these other companies will be converted before the turn of the century or that their failure to do so would not have a material adverse effect on the Company.

Euro Implementation

On January 1, 1999, several European countries that are members of the European Monetary Union plan to replace their respective currencies with one common currency - the euro.
The Company has studied the "euro" implementation issues affecting its operations and has formed a task force to address them from both a business and systems point of view. Plans are in place to deal with both types of issues and are being carried out in time for the January 1, 1999, implementation. The incremental cost to the Company of addressing the euro conversion is not expected to be material.


Regional Results (dollars in millions)

Europe


                                                          Negative
                                                          foreign    Percent of
                                 Decrease       Restated  exchange     total
                 1998   1997   Dollar  Percent  increase  impact     1998 1997
                ------ ------  ------  -------  --------  ------     ---- ----

 Net sales     $145.3  $154.9  $(9.6)    (6)%     3%      $(14.1)     54%  49%
 Segment
   profit        35.6    38.5   (2.9)    (7)      5         (4.5)    123   90


The increase in sales in Europe before the impact of foreign exchange was due to improvement in volume in Germany and Austria due to more sellers as well as increases in the newer markets of Hungary, Israel, Turkey and the Balkans. Only partially offsetting these improvements were lower sales in France due to fewer active sellers and in Scandinavia where productivity has declined. The improvement in segment profit reflects the net improvement in sales volume, along with improved gross margin through sales of higher margin products and from favorable manufacturing costs. The negative impact of foreign exchange on the comparisons was from the dollar's strength against currencies throughout the region.

Asia Pacific


                                                          Negative
                                                          foreign    Percent of
                                  Decrease      Restated  exchange      total
                1998    1997   Dollar  Percent  decrease  impact     1998 1997
               ------  ------  ------  -------  --------  --------   ---- ----
 Net sales     $ 43.9  $ 65.6  $(21.7)  (33)%    (15)%    $(14.0)    16%  21%
 Segment
  (loss) profit  (1.0)    2.5    (3.5) (140)      -         (2.5)    nm    6


Asia Pacific sales decreased as the harsh economic environment caused consumer demand for items other than staples to be down significantly, particularly in Japan and Korea. Partially offsetting the decrease was an increase in sales in local currency in the Philippines due to increased activity and productivity as the sales force responded well to a promo-tional program and new product launch during the quarter.
The lower segment profit followed from the decreased sales volume along with a lower gross margin percentage due to lower production, as well as an increase in costs associated with the market entry into India. The negative impact of foreign exchange on the comparisons for the region was primarily from Korea and the Philippines.

The Chinese government has banned direct selling in that country. This directive was communicated to the Company in April 1998, and consequently the Company is not currently selling in China. The Company is continuing to address the situation and is considering its alternatives. The Company does not have a significant investment recorded on its balance sheet for its operations in China and the ban will not have a material adverse effect on the Company or its operations.


Latin America

                                                        Negative
                                                        foreign   Percent of
                                 Decrease     Restated  exchange    total
              1998    1997   Dollar  Percent  decrease  impact    1998  1997
             ------  ------  ------  -------  --------  --------  ----  ----
 Net sales   $ 47.1  $ 63.2  $(16.1)  (25)%     (25)%   $ (0.4)    18%   20%
 Segment
  (loss)
  profit       (0.2)    9.6    (9.8) (102)     (102)      (0.1)    nm    22

First quarter results reflect significant sales decreases due to lower volume in Brazil and Argentina. The decreases in Brazil and Argentina were due to significantly lower sales force productivity and activity levels, which are being addressed through training of distributors and the sales forces in direct selling fundamentals. In addition, a number of distributorships in Brazil and Argentina have been consolidated to enhance the continuing distributors' profitability allowing them to better focus on sales growth. In Mexico, sales increased slightly in local currency.
The Latin American segment profit decrease resulted from the impact of the net sales decline in Brazil and Argentina, along with a lower gross margin percentage due to higher per unit manufacturing costs reflecting a lower level of production.


United States


                                               Percent of
                                 Increase        total
              1998    1997   Dollar  Percent   1998   1997
             ------  ------  ------  -------   ----   ----
 Net sales   $ 32.5  $ 31.6  $  0.9      3%    12%    10%
 Segment
  loss         (5.4)   (7.8)    2.4     31     nm     nm


First quarter sales in the United States increased 3 percent in spite of a smaller sales force as productivity improved. The increase in productivity was due to programs implemented to enhance recruiting and promoting compensation and a two-tiered vehicle program introduced in the second quarter of 1997. Also contributing to the sales increase was increased emphasis on training. The decrease in the segment loss in 1998 reflected the impact of increased sales and cost reduction efforts undertaken in 1997 to improve profitability.


Financial Condition

Working capital was $76.6 million as of March 28, 1998, compared with $103.3 million as of the end of 1997. The decrease primarily relates to higher current borrowings due to share repurchases and a decrease in the cash balance, which was partially offset by a decrease in accounts payable and accrued liabilities. The company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as its planned uses of cash, no amount was classified as current at the end of 1997. The decrease in accounts payable and accrued liabilities reflects the seasonal reduction of accounts payable along with lower accruals for promotions.

Net cash used in operating activities in the first quarter of 1998 was $8.5 million, compared with $2.0 million in the 1997 period. The greater use was primarily due to lower net income partially offset by a lower level of inventory. The $7.4 million of cash used in investing activities was for capital expenditures, primarily for new molds.

As of March 28, 1998, the Company had $300 million available under its unsecured multicurrency credit facility, which matures on August 8, 2002. The multicurrency credit facility, along with $213 million of foreign unused lines of credit and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

During the first quarter of 1998, the Company repurchased approximately 2.6 million shares of its common stock at an average cost of approximately $27 per share. Through the end of the quarter, a total of 4.0 million shares of a 5 million share repurchase authorization have been repurchased under the program at an average cost of $31 per share.



                         PART II

                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (27) A Financial Data Schedule for the first quarter of
                   1998 is filed as an exhibit to this report.


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


                                     TUPPERWARE CORPORATION



                                     By:  Thomas P. O'Neill, Jr.
                                        -------------------------
                                          Senior Vice President
                                           and Chief Financial
                                                Officer





                                     By:   Michael S. Poteshman
                                        -------------------------
                                           Vice President
                                            and Controller



Orlando, Florida

May 11, 1998