Form 10-Q/A
period 1998-03-28
TUPPERWARE CORP
filed 1998-05-15
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q/A
  (Mark One)

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

Item 1.

The undersigned Registrant hereby amends Form 10-Q for the 13 weeks ended March 28, 1998, filed on May 11, 1998, to correct the number of shares outstanding as of May 8, 1998.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes___X___  No_______

As of May 8, 1998, 58,066,208 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

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

May 15, 1998