Form 10-Q
period 1998-06-27
TUPPERWARE CORP
filed 1998-08-11
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 26 weeks ended June 27, 1998
  OR

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

                       Yes___X___  No_______

As of August 10, 1998, 57,722,050 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                            Page
          Index                                            Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          June 27, 1998 and June 28, 1997................    2

          Consolidated Statement of Income
          (Unaudited) for the 26 week periods ended
          June 27, 1998 and June 28, 1997................    3

          Consolidated Balance Sheet
          (Unaudited) as of June 27, 1998 and
          December 27, 1997..............................    4

          Consolidated Statement of Cash Flows
          (Unaudited) for the 26 week periods
          ended June 27, 1998 and June 28, 1997..........    6

          Notes to Consolidated Financial
          Statements (Unaudited).........................    7


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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                13 Weeks Ended
                                         --------------------------
                                           June 27,       June 28,
                                             1998           1997
                                         ------------  ------------
                                    (In millions, except per share amounts)

Net sales...............................   $ 282.9        $ 342.5
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     108.4          131.1
  Delivery, sales, and
    administrative expense..............     137.2          154.5
  Interest expense......................       6.1            5.4
  Interest income.......................      (0.8)          (0.9)
  Other expense, net....................       1.6            1.5
                                           --------       --------
     Total costs and expenses...........     252.5          291.6
                                           --------       --------
Income before income taxes..............      30.4           50.9
Provision for income taxes..............       7.4           12.9
                                           --------       --------
Net income..............................   $  23.0        $  38.0
                                           ========       ========
Earnings per common share:
  Basic.................................   $  0.40        $  0.62
                                           ========       ========
  Diluted...............................   $  0.39        $  0.61
                                           ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                                26 Weeks Ended
                                         --------------------------
                                           June 27,       June 28,
                                             1998           1997
                                         ------------  ------------
                                   (In millions, except per share amounts)

Net sales...............................   $ 551.7        $ 657.8
                                           --------       --------

Costs and expenses:
  Cost of products sold.................     204.7          245.1
  Delivery, sales, and
    administrative expense..............     285.1          315.0
  Interest expense......................      10.6           10.1
  Interest income.......................      (1.4)          (1.7)
  Other expense, net....................       1.9            4.3
                                           --------       --------
     Total costs and expenses...........     500.9          572.8
                                           --------       --------
Income before income taxes..............      50.8           85.0
Provision for income taxes..............      12.4           22.1
                                           --------       --------
Net income..............................   $  38.4        $  62.9
                                           ========       ========
Earnings per common share:
  Basic.................................   $  0.65        $  1.02
                                           ========       ========
  Diluted..............................    $  0.65        $  1.01
                                           ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                       June 27,    December 27,
                                         1998          1997
                                       ---------   -----------
                                           (In millions)
Cash and cash equivalents............  $   16.9     $   22.1

Accounts receivable..................     133.5        137.4
  Less allowances for
    doubtful accounts................     (35.4)       (40.4)
                                       ---------    ---------
                                           98.1         97.0

Inventories..........................     173.0        184.2
Deferred income tax benefits.........      49.8         44.4
Prepaid expenses and other...........      52.2         55.4
                                       ---------    ---------
    Total current assets.............     390.0        403.1
                                       ---------    ---------

Deferred income tax benefits.........      76.4         82.7

Property, plant, and equipment.......     951.6        944.0
  Less accumulated depreciation......    (673.4)      (651.0)
                                       ---------    ---------
                                          278.2        293.0

Long-term receivables, net of
  allowances of $39.3 million
  at June 27, 1998 and
  December 27, 1997..................      41.1         36.4
Other assets  .......................      31.8         32.0
                                       ---------    ---------
    Total assets.....................  $  817.5     $  847.2
                                       =========    =========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                       June 27,     December 27,
                                         1998           1997
                                     ------------- ------------
                      (Dollars in millions, except per share amounts)
Accounts payable...................     $ 57.8        $ 75.4
Short-term borrowings and current
  portion of long-term debt........       39.3             -
Accrued liabilities................      198.3         224.4
                                       --------      --------
    Total current liabilities......      295.4         299.8
                                       --------      --------

Long-term debt.....................      292.0         236.7
Accrued postretirement
  benefit cost.....................       38.5          38.0
Other liabilities..................       53.4          58.5

Shareholders' equity:
  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................          -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued......        0.6           0.6
  Capital surplus..................       19.5          19.5
  Retained earnings................      454.7         441.4
  Treasury stock, 4,585,796 shares
     at June 27, 1998, and
     1,400,207 shares at
     December 27, 1997, at cost....     (139.2)        (54.0)
  Unearned portion of restricted
     stock issued for future
     service.......................       (2.1)         (2.4)
  Cumulative foreign currency
     adjustments...................     (195.3)       (190.9)
                                       --------      --------
    Total shareholders' equity.....      138.2         214.2
                                       --------      --------
    Total liabilities and
      shareholders' equity.........    $ 817.5       $ 847.2
                                       ========      ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)

                                                 26 Weeks Ended
                                           ---------------------------
                                             June 27,      June 28,
                                               1998          1997
                                           ------------- -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $  38.4       $  62.9
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation.......................       30.9          32.7
      Loss on sale of assets.............        0.7           1.3
      Foreign exchange (gain) loss, net..       (0.2)          0.6

  Changes in assets and liabilities:
      Increase in accounts receivable....       (7.8)        (18.9)
      Decrease in inventory..............        7.2          20.1
      Decrease in accounts payable
        and accrued liabilities..........      (14.9)        (24.3)
      (Decrease)increase in income
        taxes payable....................      (22.5)          0.9
      Increase in net deferred
        income taxes.....................       (1.4)         (7.1)
      Other, net.........................       (1.0)         (0.1)
                                             --------      --------
       Net cash provided by operating
         activities......................       29.4          68.1
                                             --------      --------
Cash flows from investing activities:
  Capital expenditures...................      (17.7)        (28.6)
                                             --------      --------
Cash flows from financing activities:
  Dividend payments to shareholders......      (26.3)        (27.3)
  Proceeds from exercise of
    stock options........................        1.3           3.4
  Payments to acquire treasury stock.....      (89.3)        (42.8)
  Net increase in short-term debt........       96.9          19.3
  Proceeds from issuance of
    long-term debt.......................          -          15.0
                                             --------      --------
       Net cash used in financing
         activities......................      (17.4)        (32.4)
                                             --------      --------
Effect of exchange rate changes on cash
  and cash equivalents...................        0.5          (3.6)
                                             --------      --------
Net (decrease) increase in cash and
  cash equivalents.......................       (5.2)          3.5

Cash and cash equivalents at beginning
  of year................................       22.1          53.0
                                             --------      --------
Cash and cash equivalents at end
  of period..............................    $  16.9       $  56.5
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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     June 27,     December 27,
                                       1998          1997
                                   -----------   -----------
Finished goods..................     $  80.0       $  86.2
Work in process.................        39.3          43.3
Raw materials and supplies......        53.7          54.7
                                     --------      --------
     Total inventories               $ 173.0       $ 184.2
                                     ========      ========

Note 3:  Net Income Per Common Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Accordingly, these financial statements include "basic" and "diluted" per share information for the periods presented.
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were 57.9 million and 58.9 million for the 13 and 26 weeks ended June 27, 1998, respectively, compared with 61.4 million and 61.7 million for the 1997 periods.

The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.6 million for the quarter and year-to-date period in 1998 and 0.5 million and
0.6 million, respectively, for the quarter and year-to-date period in 1997 of shares of potential common stock. Options to purchase 2.0 million and 0.7 million shares of common stock were outstanding during the first half of 1998 and 1997, respectively, but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock. Per share information pertaining to 1997 has been restated to conform with the current year's presentation.

Note 4:  Other Comprehensive Income

During the quarter ended March 28, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires the Company to display "comprehensive income" which, in addition to net income, includes certain amounts recorded directly in equity.

The components of comprehensive income, net of related tax, for the 13 week and 26 week periods ended June 27, 1998 and June 28, 1997, were as follows:

                                          13 Weeks Ended      26 Weeks Ended
                                        ------------------  ------------------
                                        June 27,  June 28,  June 27,  June 28,
                                          1998      1997      1998      1997
                                        --------  --------  --------  --------

Net income..........................    $ 23.0     $ 38.0   $ 38.4    $ 62.9
Foreign currency translation
  adjustments including tax
  benefits (provisions) of $0.3
  and ($0.7) for the 13 weeks
  and 26 weeks ended June 28,
  1998, respectively, and ($0.7)
  and ($3.7) for the comparable
  1997 periods.....................       (5.8)      (1.6)    (4.4)    (15.6)
                                        ------     ------    ------    ------
Comprehensive income................    $ 17.2     $ 36.4     34.0      47.3
                                        ======     ======    ======    ======

Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 27, 1998, compared with the 13 weeks and 26 weeks ended June 28, 1997, and changes in financial condition during the 26 weeks ended June 27, 1998.


Net Sales and Net Income

Net sales for the second quarter ended June 27, 1998 were $282.9 million, a decrease of $59.6 million or 17.4 percent from $342.5 million in 1997. Net income for the second quarter of 1998 decreased $15.0 million, or 39.6 percent, to $23.0 million, or $0.39 per share, from 1997 net income of $38.0 million, or $0.61 per share. A stronger U.S. dollar in 1998 had a negative impact of $26.1 million or 7 percentage points on the sales comparison, and a $4.5 million or 8 percentage point negative impact on the net income comparison for the quarter.

For the year-to-date period, sales were $551.7 million, which was a decline of $106.1 million, or 16.1 percent, from $657.8 million in 1997. Net income of $38.4 million for the 26 weeks ended June 27, 1998 decreased $24.5 million or 38.0 percent from 1997 net income of $62.9 million. For the first half, the negative impact of foreign exchange was $54.6 million or 8 percentage points on the sales comparison and $9.7 million or 10 percentage points on the comparison of 1998 net income with 1997 net income.

For both the 13-week and 26-week periods, improvement in sales and operating profit in the United States was offset by a decline in Europe and weak performance in Latin America and Asia Pacific.
Unallocated corporate expenses of $5.8 million and $10.5 million for the 13 weeks and 26 weeks ended June 27, 1998, respectively, were $2.8 million and $2.7 million more than the 1997 comparable periods. The increases primarily were due to lower provisions for annual executive incentive payments in 1997 and higher foreign exchange losses in 1998. International operations contributed 82 percent and 85 percent of second quarter and first half sales, respectively, compared with 87 percent and 88 percent, respectively for the 1997 periods. In 1998, international operations generated
91 percent and all of the second quarter and first half operating profit, respectively. In 1997, international operations generated all of the Company's operating profit in both the second quarter and year-to-date period.


Costs and Expenses

The cost of products sold in relation to sales was unchanged at 38.3 percent in the second quarter of 1998 compared with the second quarter of 1997. For the six-month periods, the percentage decreased slightly to 37.1 in 1998 from 37.3 in 1997.
Gross margin in the United States improved in both periods due to less sales discounting and higher plant capacity utilization.
Offsetting these improvements were lower margins in Latin America as a consequence of the sales level, which led to less capacity utilization, and the sale of lower margin products.

Net Interest Expense

In the second quarter and first six months of 1998, the Company incurred net interest expense of $5.3 million and $9.2 million, respectively. For the comparable 1997 periods, the Company incurred net interest expense of $4.5 million and $8.4 million, respectively. Net interest expense was higher due to borrowings for share repurchases.


Tax Rate

The effective tax rates for the second quarter and first half of 1998 were 24.5 percent compared with 26.0 percent for the second quarter and year-to-date period in 1997. For the year ended December 27, 1997, the effective tax rate was 26.0 percent.
The effective tax rates were below the U.S. statutory tax rate.
In 1997 the lower rate reflected the availability of excess foreign tax credits and the reduction of certain valuation allowances against deferred tax assets. In 1998, the rate continues to reflect excess foreign tax credits along with lower foreign effective tax rates.

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

The Company has initiated formal communications with significant suppliers and other third party companies doing business with the Company to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their Year 2000 issues. The Company is not aware of any Year 2000 issues of third parties that it expects to have a material adverse effect on its operations, however, there can be no guarantee that the systems of these other companies will be converted before the turn of the century or that their failure to do so would not have a material adverse effect on the Company.

Euro Implementation

On January 1, 1999, several European countries that are members of the European Monetary Union plan to replace their respective currencies with one common currency - the euro. The Company has studied the "euro" implementation issues affecting its operations and has formed a task force to address them from both a business and systems point of view. Plans are in place to deal with both types of issues and are being carried out in time for the January 1, 1999 implementation. The incremental cost to the Company of addressing the euro conversion is not expected to be material.


Regional Results (dollars in millions)

Europe

                                                            Negative
                                                            foreign    Percent
                                  Decrease       Restated   exchange   of total
                 1998   1997   Dollar  Percent  (decrease)  impact    1998 1997
                ------ ------  ------  -------  ----------  --------  ---- ----

Quarter:
 Net sales     $122.8  $144.8  $(22.0)   (15)%     (11)%    $ (7.2)    43%  42%
 Operating
   profit        31.4    37.4    (6.0)   (16)      (11)       (2.0)    75   64

First Half:
 Net sales     $268.1  $299.7  $(31.6)   (11)%      (4)%    $(21.3)    48%  46%
 Operating
   profit        67.0    75.9    (8.9)   (12)       (3)       (6.5)    94   75


Sales decreased during the quarter due to ineffective recruiting promotions in Germany and Scandinavia, which impacted the early part of the quarter. The impact of the ineffective promotions in the second quarter more than offset the first quarter 1998 sales improvement generating a modest sales decline for the year-to-date period. Partially offsetting the decreases in Germany and Scandinavia were higher sales in Austria, Belgium and the newer markets of Hungary, Israel, Turkey and the Balkans. The improvement in these countries was attributable to increased volume from a larger number of sellers and a higher productivity for the quarter and year-to-date period. Operating profit was down for both the quarter and year-to-date period due to the lower sales. Foreign exchange had a negative impact on the sales and profit comparisons due to the dollar's strength against currencies throughout the region.

Asia Pacific

                                                            Negative
                                                            foreign    Percent
                                  Decrease       Restated   exchange   of total
                 1998   1997   Dollar  Percent  (decrease)  impact    1998 1997
                ------ ------  ------  -------  ----------  --------  ---- ----

Quarter:
 Net sales     $ 53.2  $ 75.5  $(22.3)  (30)%       (7)%    $(18.4)    19%  22%
 Operating
   profit         5.7    10.4    (4.7)  (45)       (11)       (3.9)    14   18

First Half:
 Net sales     $ 97.1  $141.1  $(44.0)  (31)%      (11)%     $(32.4)   18%  21%
 Operating
   profit         4.7    12.9   ( 8.2)  (63)       (27)        (6.4)    7   13


The sales decreases for both the quarter and six-month period reflect the continuing weak economic conditions in the region, particularly in Japan and Korea, causing consumers to limit spending. To counter these economic issues, the Company is emphasizing the Tupperware earnings opportunity in recruiting and focusing on cost containment throughout the region.
Partially offsetting the sales decline in Japan and Korea were increases in local currency sales due to increased volume from a larger number of sellers in India, Indonesia and the Philippines. In the Philippines, an effective promotional program combined with new and pre-packaged product sets contributed to the sales increase for the quarter and year-to-date period. Operating profit was down for both the quarter and year-to-date period due to the lower sales. Operating expenses decreased, but not in line with the decrease in sales. Foreign exchange had a negative impact on the sales and profit comparisons due to the dollar's strength against currencies throughout the region.

The Chinese government has banned direct selling in that country and communicated this directive to the Company in April 1998.
The Chinese government did issue to the Company a "retail/ wholesale" license to resume selling in Guangzhou and the Company is anticipating approval to resume selling in several other locations. The Company does not have a significant investment recorded in its balance sheet for its operations in China and the existing limitation placed on the direct selling method will not have a material adverse effect on the Company or its operations.

Latin America

                                                            Negative
                                                            foreign    Percent
                                  Decrease       Restated   exchange   of total
                 1998   1997   Dollar  Percent  (decrease)  impact    1998 1997
                ------ ------  ------  -------  ----------  --------  ---- ----

Quarter:
 Net sales   $ 57.3  $ 76.4   $(19.1)    (25)%      (25)%    $(0.5)    20%   22%
 Operating
  profit        0.7    12.8    (12.1)    (95)       (95)      (0.1)     2    22

First Half:
 Net sales   $104.4  $139.6   $(35.2)    (25)%      (25)%    $(0.9)    19%   21%
 Operating
  profit        0.5    22.4    (21.9)    (98)       (98)      (0.1)     1    22


The sales decreases for both the quarter and six-month period were due to significantly lower volume in Brazil and Argentina and an expected decline in Mexico for the quarter. The decreases in Brazil and Argentina were due to significantly lower sales force productivity and activity levels, which are being addressed through training of distributors and the sales forces in direct selling fundamentals. In the first quarter of 1998, a number of distributorships in Brazil and Argentina were consolidated to enhance the continuing distributors' profitability allowing them to better focus on sales growth. The second quarter sales com-parison for Mexico was negatively impacted by some very strong promotional programs in 1997. The lower operating profit for the quarter and six-month period followed the decreased sales volume along with a lower gross margin percentage due to a lower level of production.

United States


                                                Percent of
                                  Increase        total
              1998    1997    Dollar  Percent   1998   1997
             ------  ------   ------  -------   ----   ----
Quarter:
 Net sales   $ 49.6  $ 45.8   $ 3.8       8%     18%    14%
 Operating
  profit
  (loss)        3.7    (2.2)    5.9     266       9     nm

First Half:
 Net sales   $ 82.1  $ 77.4   $ 4.7       6%     15%    12%
 Operating
  loss         (1.7)  (10.0)    8.3      83      nm     nm


Sales for the quarter and first half in the United States increased in spite of a smaller sales force as productivity improved significantly. The increase in productivity was partially due to the new compensation programs for recruiting and promoting which were introduced in the first quarter of 1998. These programs are being assimilated throughout the sales force. The significant decreases in the operating loss for the quarter and the first half reflect the impact of increased sales; higher gross margin due to less sales discounting and higher plant capacity utilization; and lower operating expenses reflecting the results of cost containment efforts.


Financial Condition

Working capital was $91.9 million as of June 27, 1998, compared with $103.3 million as of the end of 1997. The decrease primarily relates to higher current borrowings due to share repurchases and a decrease in the cash balance, which was partially offset by a decrease in accounts payable and accrued liabilities. The Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as its planned uses of cash flow, no amount was classified as current at the end of 1997. The decrease in accounts payable and accrued liabilities reflects the seasonal reduction of accounts payable along with lower accruals for promotions.

Net cash provided by operating activities in the first half of 1998 was $29.4 million, compared with $68.1 million in the first half of 1997. The decrease was primarily due to lower net income, lower inventory reduction and timing of income tax payments. Partially offsetting these factors were the lower accounts receivable increase reflecting sales trends and collection efforts and a lower use of cash for pay down of accounts payables and accruals. The $17.7 million of cash used in investing activities was for capital expenditures, primarily for new molds.

As of June 27, 1998, the Company had $300 million available under its unsecured multicurrency credit facility, which matures on August 8, 2002. The multicurrency credit facility, along with $258 million of unused lines of credit and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

During the first half of 1998, the Company repurchased approximately 3.3 million shares of its common stock at an average cost of approximately $27 per share. Through the end of the first half, a total of 4.8 million shares of a 5 million share re-purchase authorization have been repurchased under the program at an average cost of $31 per share.

                        PART II

                    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The 1998 annual meeting of shareholders of the Registrant occurred on May 8, 1998. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Rita Bornstein, E. V. Goings, Betsy D. Holden, Robert M. Price and Joyce M. Roche, and the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant.


The results of the voting were as follows:

                               Votes Against/               Broker
Matter Voted       Votes For   Withheld*        Abstained   Non-Votes
------------       ---------   --------------   ---------   ---------

Election of
Rita Bornstein     53,729,873    807,146          N/A          0

Election of
E. V. Goings       53,738,569    798,450          N/A          0

Election of
Betsy D. Holden    53,725,583    811,436          N/A          0

Election of
Robert M. Price    53,744,787    792,232          N/A          0

Election of
Joyce M. Roche     53,726,084    810,937          N/A          0

Approval of
Pricewaterhouse-
Coopers LLP        54,364,127     82,465         90,427        0

* Numbers shown for Director elections are votes withheld. For the other matter voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Ruth M. Davis, Lloyd C. Elam, Clifford J. Grum, Joe E. Lee,
Bob Marbut and David R. Parker.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (27) A Financial Data Schedule for the second quarter
                   of 1998 is filed as an exhibit to this report.

         (b)  Reports on Form 8-K

              During the quarter, the Registrant did not file any current reports on Form 8-K.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TUPPERWARE CORPORATION




                                     By:   Thomas P. O'Neill, Jr.
                                        ----------------------------
                                        Senior Vice President,
                                         and Chief Financial Officer





                                     By:  Michael S. Poteshman
                                        -------------------------
                                          Vice President
                                           and Controller






Orlando, Florida

August 11, 1998

