Form 10-Q
period 1998-09-26
TUPPERWARE CORP
filed 1998-11-09
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-Q
  (Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                  For the 39 weeks ended September 26, 1998

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

As of November 6, 1998, 57,609,609 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                   FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                            Page
          Index                                            Number

          Consolidated Statement of Operations
          (Unaudited) for the 13 week periods ended
          September 26, 1998 and September 27, 1997......    2

          Consolidated Statement of Income
          (Unaudited) for the 39 week periods ended
          September 26, 1998 and September 27, 1997......    3

          Consolidated Balance Sheet
          (Unaudited) as of September 26, 1998 and
          December 27, 1997..............................    4

          Consolidated Statement of Cash Flows
          (Unaudited) for the 39 week periods ended
          September 26, 1998 and September 27, 1997......    6

          Notes to Consolidated Financial
          Statements (Unaudited).........................    7


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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                              13 Weeks Ended
                                        ----------------------------
                                        September 26,  September 27,
                                            1998           1997
                                        ------------   ------------
                                   (In millions, except per share data)

Net sales...............................    $ 217.4       $ 251.4
                                            -------       -------
Costs and expenses:
  Cost of products sold.................       90.6          95.7
  Delivery, sales, and
    administrative expense..............      127.0         143.8
  Interest expense......................        7.6           5.7
  Interest income.......................       (0.3)         (0.8)
  Other expense, net....................        1.1           2.4
                                            -------       -------
     Total costs and expenses...........      226.0         246.8
                                            -------       -------
(Loss) income before income taxes.......       (8.6)          4.6

(Benefit from) provision for
  income taxes..........................       (2.1)          1.2
                                            -------       -------
Net (loss) income.......................    $  (6.5)      $   3.4
                                            =======       =======
Net (loss) income per common share:
 Basic..................................    $ (0.11)      $  0.06
                                            =======       =======

 Diluted................................    $ (0.11)      $  0.06
                                            =======       =======


See Notes to Consolidated Financial Statements (Unaudited).

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)

                                              39 Weeks Ended
                                        ----------------------------
                                        September 26,  September 27,
                                            1998           1997
                                        ------------   ------------
                                   (In millions, except per share data)

Net sales...............................    $ 769.1        $ 909.2
                                            -------        -------
Costs and expenses:
  Cost of products sold.................      295.3          340.8
  Delivery, sales, and
    administrative expense..............      412.1          458.8
  Interest expense......................       18.2           15.8
  Interest income.......................       (1.7)          (2.5)
  Other expense.........................        3.0            6.7
                                            -------        -------
     Total costs and expenses...........      726.9          819.6
                                            -------        -------
Income before income taxes..............       42.2           89.6

Provision for income taxes..............       10.3           23.3
                                            -------        -------
Net income..............................    $  31.9        $  66.3
                                            =======        =======
Earnings per common share:
 Basic..................................    $  0.54        $  1.08
                                            =======        =======

 Diluted................................    $  0.54        $  1.07
                                            =======       ========



See Notes to Consolidated Financial Statements (Unaudited).


                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)

                                      September 26,   December 27,
                                          1998            1997
                                      -------------   ------------
                                               (In millions)
Cash and cash equivalents...........   $   18.4       $   22.1

Accounts receivable.................      132.7          137.4
  Less allowances for
    doubtful accounts...............      (36.0)         (40.4)
                                       --------       --------
                                           96.7           97.0

Inventories.........................      170.1          184.2
Deferred income tax benefits........       51.5           44.4
Prepaid expenses and other..........       54.1           55.4
                                       --------       --------
    Total current assets............      390.8          403.1
                                       --------       --------

Deferred income tax benefits........       77.2           82.7
Property, plant, and equipment......      935.5          944.0
  Less accumulated depreciation.....     (670.0)        (651.0)
                                       --------       --------
                                          265.5          293.0

Long-term receivables, net of
  allowances of $37.7 million at
  September 26, 1998, and $39.3
  million at December 27, 1997......       42.3           36.4
Other assets........................       49.0           32.0
                                       --------       --------
    Total assets....................   $  824.8       $  847.2
                                       ========       ========





See Notes to Consolidated Financial Statements (Unaudited).

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                     September 26,   December 27,
                                          1998           1997
                                     -------------   ------------
                          (Dollars in millions, except per share amounts)
Accounts payable...................     $ 56.0       $ 75.4
Short-term borrowings and current
  portion of long-term debt........       53.1           -
Accrued liabilities................      188.1        224.4
                                        ------       ------
    Total current liabilities......      297.2        299.8
                                        ------       ------

Long-term debt.....................      315.1        236.7
Accrued postretirement
  benefit cost.....................       38.6         38.0
Other liabilities..................       55.7         58.5

Shareholders' equity:

  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................        -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued......        0.6          0.6
  Capital surplus..................       19.5         19.5
  Retained earnings................      434.3        441.4
  Treasury stock, 4,650,137 shares
     at September 26, 1998, and
     1,400,207 shares at
     December 27, 1997, at cost....     (140.9)       (54.0)
  Unearned portion of restricted
     stock issued for future
     service                              (1.8)        (2.4)
  Cumulative foreign currency
     adjustments...................     (193.5)      (190.9)
                                        ------       ------
    Total shareholders' equity.....      118.2        214.2
                                        ------       ------
    Total liabilities and
      shareholders' equity.........     $824.8       $847.2
                                        ======       ======




See Notes to Consolidated Financial Statements (Unaudited).

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)
                                                 39 Weeks Ended
                                           ---------------------------
                                           September 26,  September 27,
                                               1998           1997
                                           -------------  -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $  31.9       $ 66.3

  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation.......................       47.4         49.3
      Loss on sale of assets.............        1.5          1.5
      Foreign exchange (gain) loss, net..       (0.5)         0.9

  Changes in assets and liabilities:
      Increase in accounts receivable....       (8.0)        (9.4)
      Decrease in inventory..............       13.1         20.7
      Decrease in accounts payable and
        accrued liabilities..............      (13.8)       (24.2)
      Decrease in income taxes payable...      (39.3)       (15.3)
      Increase in net deferred
        income taxes.....................       (2.4)       (10.0)
      Other, net.........................       (8.4)        (6.4)
                                             -------      -------
      Net cash provided by operating
        activities.......................       21.5         73.4
                                             -------      -------
Cash flows from investing activities:
  Capital expenditures...................      (28.0)       (48.2)
                                             -------      -------
Cash flows from financing activities:
  Dividend payments to shareholders......      (39.0)       (40.8)
  Proceeds from exercise of
    stock options........................        1.4          3.4
  Payments to acquire treasury stock.....      (91.6)       (55.7)
  Net increase in short-term debt........      133.1         46.6
  Proceeds from issuance of long-term
    debt.................................         -          15.0
                                             -------      -------
 Net cash provided by (used in)
        financing activities.............        3.9        (31.5)
                                             -------      -------
Effect of exchange rate changes on cash
  and cash equivalents...................       (1.1)        (8.0)
                                             -------      -------
Net decrease in cash and
  cash equivalents.......................       (3.7)       (14.3)


Cash and cash equivalents at beginning
  of year................................       22.1         53.0
                                             -------      -------
Cash and cash equivalents at end
  of period..............................    $  18.4      $  38.7
                                             =======      =======

See Notes to Consolidated Financial Statements (Unaudited).

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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                   September 26,   December 27,
                                       1998           1997
                                   ------------    -----------
Finished goods..................     $  84.0        $  86.2
Work in process.................        34.6           43.3
Raw materials and supplies......        51.5           54.7
                                     -------        -------
     Total inventories               $ 170.1        $ 184.2
                                     =======        =======

Note 3:  Net Income Per Common Share

In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Accordingly, these financial statements include "basic" and "diluted" per share information for the periods presented.
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were 57.6 million and 58.5 million for the 13 and 39 weeks ended September 26, 1998, respectively, compared with
61.1 million and 61.5 million for the 1997 periods.

The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.5 million for the quarter and year-to-date period in 1998 and 0.4 million and
0.5 million, respectively, for the quarter and year-to-date period in 1997 of shares of potential common stock. Options to purchase 2.6 million and 1.4 million shares of common stock were outstanding during the first nine months of 1998 and 1997, respectively, that were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and; therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock. Per share information pertaining to 1997 has been restated to conform with the current year's presentation.

Note 4:  Other Comprehensive Income

During the quarter ended March 28, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 requires the Company to display "comprehensive income" which, in addition to net income, includes certain amounts recorded directly in equity.

The components of comprehensive income, net of related income tax effects, for the 13 week and 39 week periods ended September
26, 1998 and September 27, 1997, were as follows (in millions):

                                   13 Weeks Ended       39 Weeks Ended
                                -------------------   ------------------
                                Sept. 26, Sept. 27,   Sept. 26, Sept. 27,
                                  1998      1997        1998      1997
                                --------- ---------   --------  --------
Net (loss) income...........     $ (6.5)  $   3.4     $ 31.9    $ 66.3
Foreign currency translation
  adjustments including tax
  benefits (provisions) of
  $2.0 and ($1.3) for the
  13 weeks and 39 weeks ended
  September 26, 1998,
  respectively, and $1.3 and
  ($5.0) for the comparable
  1997 periods...............       1.8     (18.9)      (2.6)    (34.5)
                                  -----    ------     ------    ------
Comprehensive (loss) income..    $ (4.7)   $(15.5)    $ 29.3    $ 31.8
                                 ======    ======      ======   ======


Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.

Note 5:  Accounting for Derivative Instruments and Hedging
Activities

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income.

Adoption of the statement, which is required for the Company's
Year 2000 financial statements, will have no impact on the accounting treatment for derivatives the Company currently has in place nor the hedging programs it has undertaken.


Item 2.  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 26, 1998, compared with the 13 weeks and 39 weeks ended September 27, 1997, and changes in financial condition during the 39 weeks ended September 26, 1998.

Net Sales and Net Operating Results

Net sales for third quarter ended September 26, 1998 were $217.4 million, a decrease of $34.0 million, or 13.5 percent from $251.4 million in 1997. The net loss for the third quarter of 1998 of $6.5 million, or $0.11 per share, represented a decline of $9.9 million from 1997 net income of $3.4 million, or $0.06 per share. A stronger U.S. dollar in 1998 had a negative impact of $15.3 million, or 6 percentage points, on the sales comparison, and a $2.1 million negative impact on the net income comparison for the quarter.

For the year-to-date period, sales were $769.1 million, which was a decline of $140.1 million, or 15.4 percent from $909.2 million in 1997. Net income of $31.9 million for the 39 weeks ended September 26, 1998 decreased $34.4 million, or 51.0 percent from 1997 net income of $66.3 million. For the nine months, the negative impact of foreign exchange was $70.0 million, or 7 percentage points, on the sales comparison and $11.8 million, or 9 percentage points, on the comparison of 1998 net income with 1997 net income.

For both the 13-week and 39-week periods, improvement in sales and operating profit in the United States was offset by a decline in Europe and weak performance in Latin America and Asia Pacific. Unallocated expenses of $4.9 million and $15.4 million for the 13 weeks and 39 weeks ended September 26, 1998, respectively, were $1.2 million and $4.1 million more than in the comparable 1997 periods. The increases primarily were due to the timing of corporate expenditures and the addition of a corporate president in April 1998.

International operations contributed 84 percent and 85 percent of third quarter and year-to-date sales, respectively, compared with 87 percent and 88 percent, respectively, for the 1997 periods. In 1998 and 1997, international operations generated all of the Company's operating profit in both the third quarter and year-to-date period.


Costs and Expenses

The cost of products sold in relation to sales increased to 41.7 percent and 38.4 percent in the third quarter and first three quarters of 1998, respectively, from 38.1 and 37.5 percent for the comparable 1997 periods. Gross margin in the United States improved in both periods due to less sales discounting and higher plant capacity utilization. Offsetting these improvements were lower margins in Latin America as a consequence of the sales level which led to lower capacity utilization. Also contributing to the decrease in Latin America's gross margin was the currency devaluation in Mexico. Since operations are accounted for as hyperinflationary, sales are translated at the current exchange rate while cost of products sold is translated at the rate in effect when the product was manufactured.

Net Interest Expense

In the third quarter and first three quarters of 1998, the Company incurred net interest expense of $7.3 million and $16.5 million, respectively. For the comparable 1997 periods, the Company incurred net interest expense of $4.7 million and $13.3 million, respectively. Net expense for both the quarter and year-to-date periods was higher due to borrowings for share repurchases.

Tax Rate

The effective tax rates for the third quarter and first three quarters of 1998 were 24.5 percent compared with 26.0 percent for the third quarter and year-to-date period in 1997. The effective tax rates were below the U.S. statutory rate. In 1997, the rate reflected the availability of excess foreign tax credits and the reduction of certain valuation allowances against deferred tax assets. In 1998, the rate continues to reflect excess foreign tax credits along with lower foreign effective tax rates.


Year 2000 Issues

The Company has studied the "Year 2000" issues affecting its information technology and non-information technology systems and has prepared a plan to address them. That plan is now being implemented and the issues are not expected to have a material adverse effect on the Company's operations. The Company estimates that its Year 2000 remediation plan was 80 percent complete as of the end of the third quarter of 1998, and expects to be substantially complete by the end of 1998.
The Company has prioritized systems so that business critical systems are remediated first and is currently developing a contingency plan for business critical systems, in the event that its Year 2000 remediation plan is not completed by the target completion date. However, if the planned modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issues could, but are not expected to, have a material adverse impact on the Company. The Company estimates that its total cost of addressing its Year 2000 issues is $4.8 million, of which $3.4 million has been expended through the third quarter of 1998. These costs are not expected to have a material effect on the Company's financial position or results of operations in any one period, in part because they represent the re-deployment of existing information technology resources and because they would have been incurred as part of normal software upgrades and replacements.

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


Regional results (dollars in millions)

Europe

                                                       Foreign
                                                       exchange
                                                       impact
                                                       positive    Percent of
                                Decrease     Restated  (negative)    Total
                1998  1997   Dollar  Percent decrease  Dollar  pp  1998 1997
               ------ -----  ------  ------- --------  ------  --- ---- ----
Quarter:
 Net sales    $ 90.6 $ 97.2 $ (6.6)   (7)%     (8)%   $  1.6   1%   42%  39%
 Operating
  profit         8.9   12.8   (3.9)  (30)     (33)       0.7   3   248   98

Year to date:
 Net sales    $358.7 $396.9 $(38.2)  (10)%     (5)%   $(19.7) (5)%  46%  44%
 Operating
  profit        75.9   88.7  (12.8)  (14)      (8)      (5.8) (6)  101   78



Sales decreased during the quarter as the impact of an ineffective recruiting promotion in Germany in the second quarter carried into the third quarter. The recruiting shortfall has meant a lower total and active sales force, leading to a shortfall in sales. For the quarter, partially offsetting the decrease in Germany, were higher sales in Belgium, Scandinavia and Greece, resulting from higher sales force activity levels. The sales decrease during the third quarter more than offset the sales improvement earlier in the year, generating a modest sales decline for the year-to-date period. Partially offsetting the year-to-date decrease in Germany were higher sales in Belgium, Greece, Israel and the newer markets of Hungary, Turkey and the Central Mediterranean Countries. The improvement in these countries was attributable to increased volume from a more active sales force.

Operating profit was down for both the quarter and year-to-date period due to the lower sales, partially offset by profitability improvement in the United Kingdom, France and Spain. Foreign exchange had a positive impact on the sales and profit comparisons during the quarter, primarily due to strengthening of the German mark, but not enough to offset the negative impact during the first and second quarters of 1998. Foreign exchange had a negative impact on the year-to-date sales and profit comparisons due to the dollar's strength against currencies throughout the region.

Asia Pacific

                                                      Negative
                                                      foreign
                                                      exchange     Percent of
                              (Decrease)    Restated  impact         Total
               1998   1997  Dollar Percent (decrease) Dollar  pp   1998 1997
              ------ ------ ------ ------- --------   ------  ---  ---- ----

Quarter:
Net sales     $ 48.2 $ 69.1 $(20.9) (30)%     (9)%    $(16.4) (21)% 22%  27%
Operating
 profit          2.9    8.8   (5.9) (67)     (45)       (3.5) (22)  81   67

Year to date:
Net sales     $145.3 $210.2 $(64.9) (31)%    (10)%    $(48.8) (21)% 19%  23%
Operating
 profit          7.6   21.7  (14.1) (65)     (35)      (10.0) (30)  10   19


The sales decreases for both the quarter and nine-month period reflect the continuing weak economic conditions in the region, particularly in Japan and Korea, causing consumers to limit spending. The Company has countered these economic issues by emphasizing the Tupperware earnings opportunity in recruiting and focusing on cost containment throughout the region. As a result, total and active sales forces in Asia Pacific are larger than last year for the quarter and year-to-date period. Partially offsetting the year-to-date sales decline in Japan and Korea were increases in local currency sales due to increased volume from a larger number of sellers in India, Indonesia and the Philippines.

Operating profit was down for both the quarter and year-to-date period due to lower sales. Operating expenses decreased, but not in line with the decrease in sales, since certain costs do not vary in proportion to changes in volume. Foreign exchange had a negative impact on the sales and profit comparisons due to the dollar's strength against currencies throughout the region.

The Chinese government banned direct selling in that country and communicated this directive to the Company in April 1998.
In August 1998, the Chinese government issued to the Company a "retail/wholesale" license to resume selling in Guangzhou and the Company is anticipating approval to resume selling in several other locations. The Company does not have a significant investment recorded in its balance sheet for its operations in China and the existing limitation placed on the direct selling method will not have a material adverse effect on the Company or its operations.

Latin America

                                                      Negative
                                                      foreign
                                                      exchange     Percent of
                              (Decrease)    Restated  impact         Total
               1998   1997  Dollar Percent (decrease) Dollar  pp   1998 1997
              ------ ------ ------ -------  --------  ------  ---  ---- ----
Quarter:
Net sales    $ 43.6  $ 53.2 $ (9.6)  (18)%   (17)%    $(0.5)  (1)%   20% 21%
Operating
  loss         (6.7)   (2.6)  (4.1) (165)   (164)        -    (1)    nm  nm

Year to date:
Net sales    $148.0  $192.8 $(44.8)  (23)%   (23)%    $(1.5)   -     19% 21%
Operating
 (loss)
 profit        (6.2)   19.8  (26.0) (131)   (132)      (0.1)   -     nm  nm


Latin America

The sales decreases for both the quarter and nine-month period were due to significantly lower volume in Brazil and Argentina and the impact of the devaluation in the Mexican peso. The
Company is addressing the issues in Brazil and Argentina by re-emphasizing training and focusing more on demonstration selling rather than one-on-one selling. In the first quarter of 1998, a number of distributorships in Brazil and Argentina were consolidated to enhance the continuing distributors' profitability, allowing them to better focus on sales growth. The shortfall in sales in Mexico for both the quarter and nine-month period was primarily related to the negative currency impact.

The lower operating profit for the quarter and nine-month period was based on decreased sales volume, along with a lower gross margin percentage due to a lower level of production, and the impact of the Mexican peso devaluation. The Company accounts for Mexico as a hyperinflationary country, and as such, the translation of balance sheet items impacts the income statement. Additionally, local currency sales are translated at less favorable rates, but the cost of the product sold is translated at rates in effect when the product was manufactured.



United States

                                                Percent of
                                Improvement       total
               1998    1997   Dollar  Percent   1998   1997
              ------  ------  ------  -------   ----   ----
Quarter:
 Net sales    $ 35.0  $ 31.9  $  3.1     10%    16%    13%
 Operating
  loss          (1.5)   (6.0)    4.5     75     nm     nm

Year to date:
 Net Sales    $117.1  $109.3  $  7.8      7%    15%    12%
 Operating
  loss          (3.2)  (16.0)   12.8     80     nm     nm


Sales for the quarter and nine-month period in the United States increased in spite of a smaller sales force as productivity improved significantly. The Company is continuing to address the gap in the size of the sales force versus last year with new initiatives in sales force compensation and by updating the demonstration. These programs are still fairly new and are being assimilated throughout the sales force. The significant decreases in the operating loss for the quarter and nine-month period reflected the impact of increased sales, improvement in the gross margin percentage due to less sales discounting and higher plant capacity utilization, and lower operating expenses resulting from cost containment efforts.

Financial Condition

Working capital was $93.6 million as of September 26, 1998, compared with $103.3 million as of the end of 1997. The decrease primarily relates to higher current borrowings due to share repurchases and a decrease in the cash balance, which was partially offset by a decrease in accounts payable and accrued liabilities. The Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as its planned uses of cash flow, no amount was classified as current at the end of 1997. The decrease in accounts payable and accrued liabilities reflects the seasonal reduction of accounts payable along with lower accruals for promotions.

Net cash provided by operating activities in the first nine months of 1998 was $21.5 million, compared with $73.4 million in the comparable 1997 period. The decrease was primarily due to lower net income and lower inventory reduction. Partially offsetting these factors was a lower use of cash for paying down accounts payables and accruals. The $28.0 million of cash used in investing activities was for capital expenditures, primarily for new molds.

As of September 26, 1998, the Company had $300.0 million available under its unsecured multicurrency credit facility, which matures on August 8, 2002. The multicurrency credit facility, along with $257 million of unused lines of credit and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

During the first three quarters of 1998, the Company repurchased approximately 3.5 million shares of its common stock at an average cost of approximately $27 per share. The Company has now completed its 5 million share repurchase authorization at an average cost of $30 per share.

                         PART II

                    OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              (27) A Financial Data Schedule for the third quarter of 1998 is filed as an exhibit to this report.


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

November 9, 1998