Form 10-K
period 1998-12-26
TUPPERWARE CORP
filed 1999-03-24
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)

     [X]    Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 For the fiscal year ended December 26, 1998

OR

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of
                               the
                     Securities Exchange Act of 1934

         For the Transition period from ________to ___________

                            Commission file number 1-11657

_________________________________________________________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March
12, 1999  ($20.0625 per share): $1,137,606,666.

As of March 12, 1999, 57,615,242 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended
December 26, 1998 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 1999 are incorporated by reference into Part III of this Report.

                             PART I
Item 1.  Business
(a) General Development of Business
     Tupperware Corporation (the "Registrant" or "Tupperware") is a multinational consumer products company. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. ("Premark"). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro-rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant.

BUSINESS OF TUPPERWARE CORPORATION

  Tupperware is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products.

  Principal Products. Tupperware conducts its business through a single business segment, manufacturing and marketing a broad line of high-quality consumer products for the home. The core of Tupperware's product line consists of food storage containers that preserve freshness through the well-known Tupperware seals. Tupperware also has an established line of children's educational toys, serving products and gifts. The line of products has expanded over the years into kitchen, home storage and organizing uses with products such as Modular Mates* containers, Fridge Stackables* containers, OneTouch* canisters, the Rock N'Serve* line, Meals in Minutes* line, Legacy* Serving line and TupperMagic* line, and many specialized containers. In recent years, Tupperware has expanded its offerings in the food preparation and servicing areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, serving centers, microwaveable cooking and serving products, and kitchen utensils.

  Tupperware continues to introduce new designs and colors in its product lines, and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 1998 included a wide range of products in all four geographic areas, including many using Disney movie and cartoon characters under a license. Some of the new products are the Expressions line, the Luxuria line, Ultra Plus* and OvenWorks*, Salad spinner, E-Series* ergonomic knives, Multi Organizer*, water filters, mixers, blenders, flower vases, ComfortClean* Squeegees and BagKeepers. New product development and introduction will continue to be an important part of Tupperware's strategy.

  Products sold by Tupperware are primarily produced by Tupperware in its manufacturing facilities around the world. In some markets, Tupperware sources certain products from third parties and/or contracts with local manufacturers to manufacture its products, utilizing high-quality molds that are generally supplied by Tupperware. Promotional items provided at product demonstrations include items obtained from outside sources.

  (Words followed by * are Trademarks of the Registrant.)

  Markets. Tupperware's business is operated on the basis of four geographic segments: Europe, Asia Pacific, Latin America, and the United States. Tupperware has operations in more than 60 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, 85 percent of total Tupperware revenues.

    Market penetration varies throughout the world. Several "developing" areas that have low penetration, such as Latin America, Asia and Eastern (Central) Europe, provide significant growth potential for Tupperware. Tupperware's strategy continues to include aggressive expansion into new markets throughout the world.

  Distribution of Tupperware Products. Tupperware's products are distributed worldwide primarily through the "direct selling" method of distribution, in which products are sold to consumers outside traditional retail store channels. The distributorship system is intended to facilitate the timely distribution of products to the consumer, and to establish uniform practices regarding the use of Tupperware trademarks and the administrative arrangements with Tupperware, such as order entering and delivering, paying and recruiting, and training of dealers.

  Tupperware products sold under the direct selling method are sold directly to distributors or dealers throughout the world. Distributors are granted the right to market Tupperware products using the demonstration method and utilizing the Tupperware trademark. The vast majority of Tupperware's distributorship system is composed of distributors, managers and dealers (known in the United States as consultants) who are independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

  In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware's strategy is expanding its business by enlarging the number of distributors and dealers. Under the Tupperware system, distributors recruit, train, and motivate a large sales force to cover the distributor's geographic area. Managers are developed and promoted by distributors to assist the distributors in recruiting, training, and motivating dealers, as well as continuing to hold their own demonstrations.

  As of December 26, 1998, the Tupperware distribution system had over 1,800 distributors, over 47,000 managers, and over 940,000 dealers worldwide.

  Tupperware relies primarily on the "demonstration" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as "Tupperware parties," are held in homes, offices, social clubs and other locations. In excess of 15.7 million demonstrations were held in 1998 worldwide. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which helps increase its sales levels with hard-to-reach customers.

  In 1998, Tupperware began exploring integrated access strategies to allow consumers to obtain Tupperware products. These strategies include infomercials, direct mail, kiosks and the Internet. Tupperware's strategy is to use access strategies in a way that will complement its direct selling distribution network.

  The distribution of products to consumers is primarily the responsibility of distributors, who often maintain their own inventory of Tupperware products, the necessary warehouse facilities, and delivery systems. In certain markets, Tupperware offers distributors the use of a delivery system of direct product shipment to consumers or dealers, which is intended to reduce the distributor's investment in inventory and enable distributors to be more cost-efficient.

  Competition. There are two primary competitive factors which affect Tupperware's business: (i) competition with other "direct sales" companies for sales personnel and demonstration dates; and
(ii) competition in all the markets for food storage and serving containers, toys, and gifts in general. Tupperware believes that it holds a significant market share in each of these markets in many countries. This has been facilitated by innovative product development and a large, dedicated worldwide sales force. Tupperware's competitive strategies are to continue to expand its direct selling distribution system, and to provide high-quality, high-value products throughout the world.

  Employees. Tupperware employs approximately 7,000 people, of whom approximately 1,200 are based in the United States. Tupperware's United States work force is not unionized. In certain countries, Tupperware's work force is covered by collective arrangements decreed by statute. The terms of most of these arrangements are determined on an annual basis. Additionally, approximately 130 Tupperware manufacturing employees in the Australian mold manufacturing operation are covered by a collective bargaining agreement which is negotiated annually and Philippine manufacturing employees have negotiated a collective bargaining agreement which will remain in effect until the year 2000. There have been no work stoppages or threatened work stoppages in over four years and Tupperware believes its relations with its employees to be good. The independent consultants, dealers, managers and distributors engaged in the direct sale of Tupperware products are not employees of Tupperware.

  Research  and  Development. For fiscal years ended  1998,  1997 and  1996,  Tupperware incurred expenses of  approximately  $11.5 million, $12.8 million and $7.2 million respectively, on research and development activities for new products.

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

  Other. Tupperware sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by Tupperware's dealers and their customers, as well as Tupperware's reduced promotional activities during such quarter. Sales generally increase in the fourth quarter as it includes traditional gift giving occasions in many of Tupperware's markets and as children return to school and households refocus on activities that include the use of Tupperware's products. There are no working capital practices or backlog conditions which are material to an understanding of Tupperware's business. Tupperware's business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

  Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 11, 1999).

                 Positions and Offices Held and Principal
                 Occupations of Employment During Past Five Years

  Name and Age               Office and Experience

Brian R. Biggin, age 53      Vice President, Internal Audit
                             since March 1996.  Prior thereto,
                             Mr. Biggin served as Director,
                             Computer Systems Audit, for Premark
                             International, Inc. since 1986.

Gerald M. Crompton, age 55   Senior Vice President, Product
                             Marketing, Worldwide since November
                             1997, after serving as Vice
                             President, Product Marketing,
                             Worldwide since November 1996.
                             Prior thereto, he served as Vice
                             President, Product Management for
                             Tupperware Europe, Africa and
                             Middle East since 1992.

Lillian D. Garcia, age 42    Vice President, Human Resources since
                             March 1999, after serving in various
                             human resources positions within the
                             Corporation.

E.V. Goings, age 53          Chairman and Chief Executive
                             Officer since October 1997, after
                             serving as President and Chief
                             Operating Officer of Tupperware
                             Corporation since 1996. Mr. Goings
                             served as Executive Vice President
                             of Premark International, Inc. and
                             President of Tupperware Worldwide
                             since November 1992.

David T. Halversen, age  54  Senior Vice President, Business
                             Development and Communications
                             since May 1997.  Prior thereto, he
                             served as Senior Vice President,
                             Planning, Business Development and
                             Financial Relations since November
                             1996. He previously served as Vice
                             President, Business Development and
                             Planning since February 1995, after
                             serving in various planning and
                             strategy positions with Avon
                             Products, Inc.

Christine J. Hanneman,
age 43 Vice President, Financial Relations since March 1996. She served as Director, Investor Relations for Premark International, Inc. from June 1994. Prior thereto, she served as Manager Investor
                             Relations of Premark.

Charles H. R. Henry, age 48  Vice President since January 1999.
                             From 1994 to 1998, he served in
                             various executive positions with
                             Tupperware Europe, Africa and
                             Middle East.

Alan D. Kennedy, age 68      President, Tupperware Corporation
                             since April 1998.  Prior thereto,
                             he was an independent consultant
                             from 1996 to 1998, and from 1989
                             served as President and CEO of
                             Nature's Sunshine Products.

Jennifer M. Moline, age 41   Vice President and Treasurer since
                             February 1998, after serving in
                             various business development and
                             financial management positions
                             within Tupperware.

Gaylin L. Olson, age 53      President, Tupperware Latin America
                             since September 1998. He served in
                             various executive positions for
                             Tupperware, including Senior Vice
                             President, Emerging Markets since
                             May 1996 and prior thereto as
                             President, Tupperware U. S. in 1994
                             and 1995, and as President
                             Tupperware Asia Pacific from 1993.

Thomas P. O'Neill, Jr.,
age 45                       Senior Vice President and
                             Chief Financial Officer since March
                             1997, after serving as Vice
                             President and Chief Financial
                             Officer, Tupperware Europe, Africa
                             and Middle East since April 1994.
                             Prior thereto he served as Vice
                             President and Treasurer of Premark
                             International, Inc.

Elizabeth J. Palm, age 46    President, Tupperware U.S. since March
                             1999, after serving as Senior Vice
                             President, Sales and Marketing, Tupperware
                             North America since August 1998.  Prior
                             thereto, she served as Vice President,
                             Sales and Marketing for The Longaberger
                             Co. since 1992.

Michael S. Poteshman, age 35 Vice President and Controller since
                             January 1998, after serving as
                             Assistant Controller since March
                             1996.  Prior thereto, he served as
                             Director, Accounting and Reporting
                             Standards for Premark International,
                             Inc. since September 1993.

Thomas M. Roehlk, age 48     Senior Vice President, General
                             Counsel and Secretary since
                             December 1995.  Prior thereto, he
                             served as Assistant General Counsel
                             and Assistant Secretary of Premark
                             International, Inc.

James E. Rose, Jr., age 56   Senior Vice President, Tax and
                             Government Affairs since March
                             1997, after serving as Vice
                             President, Tax and Government
                             Affairs since March 1996.  Prior
                             thereto, he served as Vice
                             President, Taxes and Government
                             Affairs for Premark International,
                             Inc.

Hans Joachim Schwenzer,
age 62                       Senior Vice President,
                             Tupperware Worldwide since May
                             1996.  He also serves as President,
                             Tupperware Germany; President,
                             Sales Programs and Promotions,
                             Tupperware Europe, Africa and
                             Middle East; and Regional General
                             Manager, Russia.  Prior to assuming
                             those positions, he served as
                             President, Tupperware Europe,
                             Africa and Middle East.

Christian E. Skroeder,
age 50 Group President, Tupperware Europe, Africa and Middle East since April 1998. Prior thereto, he served in various other executive positions with Tupperware.

William E. Spears, age 53    President, Tupperware North America
                             since February 1997.  Prior
                             thereto, he served as Executive
                             Vice President and Chief Operating
                             Officer of Nature's Sunshine
                             Products, Inc. since 1994.  Prior
                             thereto, Mr. Spears served in
                             various managerial positions with
                             Avon Products, Inc.

Jose R. Timmerman, age 50    Senior Vice President, Worldwide
                             Operations, since August 1997,
                             after serving as Vice President
                             Worldwide Operations, since October
                             1993.

Paul B. Van Sickle, age 59   Executive Vice President since
                             March 1997. Prior thereto, he
                             served as Senior Vice President,
                             Finance and Operations since
                             November 1992.

Robert W. Williams, age 55   President, Tupperware Asia Pacific
                             since April 1995. Prior thereto, he
                             served in various management
                             positions in Tupperware Asia
                             Pacific starting in August 1993.

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

Item 3.  Legal Proceedings

     A number of ordinary course legal and administrative proceedings against Tupperware are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. Tupperware establishes reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be estimated with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon Tupperware.

     As part of the 1986 reorganization involving the formation of Premark International, Inc., Premark was spun-off by Dart & Kraft, Inc. and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of Tupperware, including matters alleging product liability and environmental liability. The assumption of liabilities by Kraft Foods, Inc. remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.
                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The stock price information set forth in Note 12 ("Quarterly Financial Summary (Unaudited)") appearing on page 46 of the Annual Report to Shareholders for the year ended December 26, 1998 is incorporated by reference into this Report. The information set forth in Note 13 ("Rights Agreement") on page 46 of the Annual Report to Shareholders for the year ended December 26, 1998 is incorporated by reference into this Report. As of March 12, 1999, the Registrant had 14,146 shareholders of record.


Item 6.  Selected Financial Data

     The  information  set  forth  under  the  caption  "Selected
Financial Data" on pages 17 and 18 of the Annual Report to Shareholders for the year ended December 26, 1998 is incorporated by reference into this Report.

Item  7.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

     The  information  entitled  "Management's  Discussion   and
Analysis of Financial Condition and Results of Operations" set forth on pages 19 through 27 of the Annual Report to Shareholders for the year ended December 26, 1998 is incorporated by reference into this Report.

Item  7A.  Quantitative and Qualitative Disclosures About  Market
Risk.

     The information set forth under the caption "Market Risk" on pages 25-27, of the Annual Report to Shareholders for the year ended December 26, 1998 is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

     (a) The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 28 through 46, and on page 47, respectively, of the Annual Report to Shareholders for the year ended December 26, 1998 are incorporated by reference into this
Report:

     Consolidated Statements of Income, Shareholders' Equity  and
Cash Flows - Years ended December 26, 1998, December 27, 1997 and
December 28, 1996.

     Consolidated  Balance Sheet - December 26, 1998 and  December
27, 1997;

     Notes to the Consolidated Financial Statements; and

     Report of Independent Certified Public Accountants.

     (b) The supplementary data regarding quarterly results of operations contained in Note 12 ("Quarterly Financial Summary (Unaudited)") of the Notes to the Consolidated Financial Statements of Tupperware Corporation on page 46 of the Annual Report to Shareholders for the year ended December 26, 1998 is incorporated by reference into this Report.

Item  9.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

     None
                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption
"Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Compensation of Directors" on page 17 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 and the information on pages 14 through 17 of such Proxy Statement relating to executive officers' compensation is incorporated by reference into this Report.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners" on page 8 and "Security
Ownership of Management" on page 7 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the caption "Indebtedness of Management" on page 9 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999 is incorporated by reference into this Report.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports  On
Form 8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 28 through 46 and on page 47, respectively, of the Annual Report to Shareholders for the year ended December 26, 1998 are incorporated by reference into this Report by Item 8 hereof:

          Consolidated Statements of Income, Shareholders' Equity and Cash Flows - Years ended December 26, 1998, December 27, 1997 and December 28, 1996;

            Consolidated  Balance  Sheet - December  26,  1998  and
December 27, 1997;

          Notes to the Consolidated Financial Statements; and

          Report  of  Independent Certified Public  Accountants.


(a) (2) List of Financial Statement Schedules

     The  following  consolidated  financial  statement  schedule
(numbered  in  accordance  with  Regulation  S-X)  of  Tupperware
Corporation is included in this Report:

     Report  of  Independent  Certified  Public  Accountants   on
Financial Statement Schedule, page 15 of  this  Report; and

     Schedule II--Valuation and Qualifying Accounts for each of the three years ended December 26, 1998, page 16 of this Report.

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

(a)  (3) List of Exhibits: (numbered in accordance with Item  601 of Regulation S-K)

     Exhibit
     Number                         Description

     *1 Underwriting Agreement (Attached to Form S-3 (No. 33-12125) Registration Statement as Exhibit 1 filed with the Commission on September 16, 1996, and incorporated herein by reference).

     *2 Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and Dart Industries Inc. (Attached as Exhibit 2 to Tupperware Corporation's Registration Statement on Form 10 (No. 1-11657) filed with the Commission on March 4, 1996, and incorporated herein by reference).

     *3.1 Amended and Restated Certificate of Incorporation of Tupperware Corporation (Attached as Exhibit 3.1 to Form 10 (No.1-11657) filed with the Commission on March 4, 1996, and incorporated herein by reference).

     *3.2 Amended and Restated By-laws of Tupperware Corporation (Attached as Exhibit 3.2 to Form 10 (No. 1-11657), filed with the Commission on March 4, 1996 and incorporated herein by reference).

     *4.1 Rights Agreement, by and between Tupperware Corporation and the rights agent named therein (Attached as Exhibit 4 to Form 10 (No.1-11657), filed with the Commission on March 4, 1996, and incorporated herein by reference).

     *4.2 Indenture dated as of October 1, 1996, among Tupperware Corporation and The First National Bank of Chicago, as Trustee, (Attached as
                         Exhibit 4(a) to Tupperware Corporation's
                         Registration Statement on Form S-3  (No.
                         33-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

     *4.3 Form of Debt Securities (Attached as Exhibit 4(b) to Tupperware Corporation's Registration Statement on Form S-3 (No. 33-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

     *4.4 Form of Warrant Agreement, including form of Warrant Certificate (Attached as Exhibit 4(a) to Tupperware Corporation's Registration Statement on Form S-3 (No. 33-12125) filed with the Commission on September
                         25, 1996 and incorporated herein by reference).

     *10.1 Tupperware Corporation 1996 Incentive Plan (Attached to Form 10 (No. 1-11657) as Annex C, filed with the Commission on March 4, 1996, and incorporated herein by reference).

      10.2 Tupperware Corporation Directors' Stock Plan as amended November 12, 1998.

     *10.3               Tax Sharing Agreement between Tupperware
                         Corporation and Premark International, Inc.
                         (Attached as Exhibit 10.3 to Form 10 (No.1-11657), filed with the Commission on May 22, 1996, and incorporated herein by reference).

     *10.4 Employee Benefits and Compensation Allocation Agreement between Tupperware Corporation and Premark International, Inc. (Attached as
                         Exhibit  10.4 to Form 10 (No.  1-11657),
                         filed with the Commission on March 4, 1996, and incorporated herein by reference).

     *10.5 Form of Change of Control Agreement (Attached as Exhibit 10.5 to Form 10 (No. 1-11657), filed with the Commission on March 4, 1996, and incorporated herein by reference).

     *10.6 Credit Agreement dated May 16, 1996 (Attached to the Registrant's Registration Statement on Form 10 (No. 1-11657), filed with the Commission on May 22, 1996, as Exhibit
                         10.8   and   incorporated   herein    by
                         reference).

     *10.7 Form of Franchise Agreement between a subsidiary of the Registrant and distributors of Tupperware products in the United States
                         (Attached  as  Exhibit  10.10   to   the
                         Registrant's Annual Report on Form  10-K
                         for  the  year ended December 28,  1996,
                         filed  with the Commission on March  25,
                         1997,   and   incorporated   herein   by
                         reference).

      *10.8 First Amendment dated August 8, 1997 to Credit Agreement dated May 16, 1996 (Attached as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997, and filed with the Commission on March 24, 1998, and incorporated herein by reference).

       10.9              Loan Agreement, Promissory Note, and Stock Pledge
                         Agreement   dated  November   13,   1998
                         between Tupperware and E. V. Goings.

       13 Pages 17 through 47 of the Annual Report to Shareholders of the Registrant for the year ended December 26, 1998.

       21 Subsidiaries of Tupperware Corporation as of March 12, 1999.

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

(b) Reports on Form 8-K

     During the quarter ended December 26, 1998, the Registrant did not file any reports on Form 8-K.


        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                  ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Tupperware Corporation

Our audits of the consolidated financial statements referred to in our report dated February 19, 1999 appearing on page 47 of the 1998 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Orlando, Florida
February 19, 1999

                      TUPPERWARE CORPORATION
           SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
            FOR THE THREE YEARS ENDED DECEMBER 26, 1998
                           (In millions)

Col.  A           Col. B.             Col. C.             Col. D       Col E.
--------          -------             --------            ------
                                      Additions
                                 ---------------------
                  Balance at     Charged     Charged                   Balance
                  Beginning of   to Costs &  to Other                  at end of
Description       of Period      Expenses    Accounts   Deductions     Period

-----------       ------------   ---------   ---------  ----------     ----------

Allowance for
doubtful accounts,
current and long
term:

Year ended
December 26, 1998     $81.9       $15.0      $(0.5)      $(22.3) <F1>     $77.4
                                                            3.3  <F2>
Year ended
December 27, 1997      67.9        27.5        0.8        (12.1) <F1>      81.9
                                                           (2.2) <F2>
Year ended
December 28, 1996      50.9        20.9        --          (3.7) <F1>      67.9
                                                           (0.2) <F2>
Valuation allowance
for deferred tax assets:

Year ended
December 26, 1998     $14.4       $ 9.5        --           --            $23.9

Year ended
December 27, 1997      25.8       (11.4)       --           --             14.4

Year ended
December 28, 1996      25.9        (0.1)       --           --             25.8

<F1> Represents write-offs less recoveries.
<F2> Foreign currency translation adjustment.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                                    Title

                         Chairman of the Board of Directors,
E. V. Goings             Chief Executive Officer and Director
                         (Principal Executive Officer)

                         Senior Vice President and Chief
Thomas P. O'Neill, Jr.   Financial Officer (Principal Financial
                         Officer)

                         Vice President and Controller
Michael S. Poteshman     (Principal Accounting Officer)

        *                Director
Rita Bornstein, Ph.D

        *                Director
Ruth M. Davis, Ph.D

        *                Director
Lloyd C. Elam, M.D.

        *                Director
Clifford J. Grum

        *                Director
Betsy D. Holden

        *                Director
Joe R. Lee

        *                Director
Bob Marbut

        *                Director
Angel R. Martinez

        *                Director
David R. Parker

       *                 Director
Robert M. Price

       *                 Director
Joyce M. Roche


     *By:
            Thomas M. Roehlk
            Attorney-in-fact


March 24, 1999
                           EXHIBIT INDEX


Exhibit No.              Description

10.2 Tupperware Corporation Directors' Stock Plan as Amended November 12, 1998

10.9                Loan Agreement, Promissory Note and Stock
                    Pledge Agreement dated November 13, 1998, between Tupperware and E. V. Goings

13                  Pages 17 through 47 of the
                    Annual Report to Shareholders
                    of the Registrant for the year
                    ended December 26, 1998

21                  Subsidiaries of Tupperware
                    Corporation as of March 12, 1999

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