Form 10-Q
period 1999-03-27
TUPPERWARE CORP
filed 1999-05-06
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

(Mark One)

     [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the 13 weeks ended March 27, 1999
OR

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

As of May 5, 1999, 57,618,371 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                               PART I
                        FINANCIAL INFORMATION


  Item 1. Financial Statements

       a) Financial Statements of Registrant

                                                      	   Page
       Index                                             Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          March 27, 1999 and March 28, 1998 ............... 2

          Consolidated Balance Sheet
          (Unaudited) as of March 27, 1999 and
          December 26, 1998................................ 3

          Consolidated Statement of Cash Flows
          (Unaudited) for the 13 week periods
          ended March 27, 1999 and March 28, 1998.......... 5

          Notes to Consolidated Financial
          Statements (Unaudited)........................... 6

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 26, 1998.

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

                     TUPPERWARE CORPORATION
                CONSOLIDATED STATEMENT OF INCOME
                           (Unaudited)

                                               13 Weeks Ended
                                         --------------------------
                                         March 27,        March 28,
                                           1999             1998
                                         ---------        ---------
(In millions, except per share data)
Net sales...............................   $ 250.9         $ 268.8
                                           -------         -------

Costs and expenses:
  Cost of products sold.................      84.1            96.3
  Delivery, sales, and
    administrative expense..............     137.7           147.9
  Interest expense......................       5.2             4.5
  Interest income.......................      (0.5)           (0.6)
  Other expense, net....................       1.1             0.3
                                           -------         -------
     Total costs and expenses...........     227.6           248.4
                                           -------         -------
Income before income taxes..............      23.3            20.4
Provision for income taxes..............       5.5             5.0
                                           -------         -------
Net income..............................   $  17.8         $  15.4
                                           =======         =======
Net income per common share:
 Basic..................................   $  0.31         $  0.26
                                           =======         =======

 Diluted................................   $  0.31         $  0.26
                                           =======         =======

See Notes to Consolidated Financial Statements (Unaudited).

                      TUPPERWARE CORPORATION
                    CONSOLIDATED BALANCE SHEET
                              ASSETS
                            (UNAUDITED)


                                       March 27,   December 26,
                                         1999         1998
                                       ---------   ------------
                                           (In millions)
Cash and cash equivalents............  $   24.4     $   23.0

Accounts receivable..................     122.4        125.0
  Less allowances for
    doubtful accounts................     (27.7)       (32.7)
                                       --------     --------
                                           94.7         92.3

Inventories..........................     155.1        157.1
Deferred income tax benefits.........      59.1         55.5
Prepaid expenses and other...........      55.4         57.7
                                       --------     --------
    Total current assets.............     388.7        385.6
                                       --------     --------

Deferred income tax benefits.........      82.0         84.7

Property, plant, and equipment.......     938.4        972.9
  Less accumulated depreciation......    (685.8)      (701.9)
                                       --------     --------
                                          252.6        271.0

Long-term receivables, net of
  allowances of $39.9 million at
  March 27, 1999, and $41.4
  million at December 26, 1998.......      38.6         40.3
Other assets.........................      42.8         41.8
                                       --------     --------
    Total assets.....................  $  804.7     $  823.4
                                       ========     ========

See Notes to Consolidated Financial Statements (Unaudited).

                     TUPPERWARE CORPORATION
                   CONSOLIDATED BALANCE SHEET
               LIABILITIES AND SHAREHOLDERS' EQUITY
                           (UNAUDITED)
                                       March 27,    December 26,
                                         1999          1998
                                     ------------- ------------
(Dollars in millions, except per share amounts)
Accounts payable...................     $ 58.1        $ 85.3
Short-term borrowings and current
  portion of long-term debt........       50.3          18.7
Accrued liabilities................      180.7         186.1
                                        ------        ------
    Total current liabilities......      289.1         290.1
                                        ------        ------

Long-term debt.....................      294.8         300.1
Accrued postretirement
  benefit cost.....................       38.5          38.4
Other liabilities..................       58.0          59.0

Shareholders' equity:

  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued...................          -             -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued......        0.6           0.6
  Capital surplus..................       20.1          19.5
  Subscription receivable..........       (7.7)         (7.7)
  Retained earnings................      462.1         457.2
  Treasury stock, 4,751,622 shares
     at March 27, 1999, and
     4,753,287 shares at
     December 27, 1998 at cost          (141.9)       (142.0)
  Unearned portion of restricted
     stock issued for future
     service                              (0.9)         (1.4)
  Accumulated other comprehensive
     income........................     (208.0)       (190.4)
                                        ------        ------
    Total shareholders' equity.....      124.3         135.8
                                        ------        ------
    Total liabilities and
      shareholders' equity.........     $804.7        $823.4
                                        ======        ======

See Notes to Consolidated Financial Statements (Unaudited).

                  TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)
                                                 13 Weeks Ended
                                           ---------------------------
                                             March 27,     March 27,
                                               1999          1998
                                           ------------- -------------
                                                   (In millions)
Cash flows from operating activities:
  Net income.............................    $  17.8       $ 15.4
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation.......................       14.7         15.8
      Loss on sale of assets.............        0.6          0.4
      Foreign exchange loss, net.........        0.1          0.1

  Changes in assets and liabilities:
      Increase in accounts receivable....       (9.8)        (2.3)
      (Increase)decrease in inventories..       (7.7)         0.5
      Decrease in accounts payable and
        accrued liabilities..............      (23.3)       (13.5)
      Increase (decrease) in income
        taxes payable....................        2.1        (16.2)
      Increase in net deferred
        income taxes.....................       (4.0)        (0.4)
      Other, net.........................       (0.3)        (8.3)
                                             -------      -------
       Net cash used in operating
        activities.......................       (9.8)        (8.5)
                                             -------      -------

Cash flows from investing activities:
  Capital expenditures...................       (7.3)        (7.4)
                                             -------      -------
Cash flows from financing activities:

  Dividend payments to shareholders......      (12.7)       (13.4)
  Proceeds from exercise of stock options          -          0.2
  Payments to acquire treasury stock.....          -        (68.8)
  Net increase in short-term debt........       31.7         89.5
                                             -------      -------
       Net cash provided by financing
         activities......................       19.0          7.5
                                             -------      -------
Effect of exchange rate changes on cash
  and cash equivalents...................       (0.5)         0.3
                                             -------      -------
Net increase (decrease) in cash and
  cash equivalents.......................        1.4         (8.1)

Cash and cash equivalents at beginning
  of year................................       23.0         22.1
                                             -------      -------
Cash and cash equivalents at end
  of period..............................    $  24.4      $  14.0
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

Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                                     March 27,   December 26,
                                       1999          1998
                                   -----------   -----------
Finished goods..................     $  70.4       $  74.5
Work in process.................        35.3          31.7
Raw materials and supplies......        49.4          50.9
                                     -------       -------
     Total inventories               $ 155.1       $ 157.1
                                     =======       =======

Note 3:  Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also consider-ing the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The weighted average number of shares used in the basic earnings per share computations were 57.6 million and 60.5 million in the first quarter of 1999 and 1998, respectively.
The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.2 million in 1999 and 0.5 million shares in 1998 of potential common stock. Options to purchase 4.4 million and 1.5 million shares of common stock were outstanding during the first quarter of 1999 and 1998, respectively, but were not included in the diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, would be antidilutive. The Company's potential common stock consists of employee and director stock options and restricted stock.

Note 4:  Other Comprehensive Income

In addition to net income, comprehensive income includes certain amounts currently recorded directly in equity.
The components of comprehensive income, net of related tax, for the 13 week periods ended March 27, 1999, and March 28, 1998, were as follows:

                                         13 Weeks Ended
                                     March 27,     March 28,
                                       1999          1998
                                   -----------   -----------
Net income......................     $  17.8       $  15.4
Foreign currency translation
  adjustments net of tax of
  $3.3 million in 1999, and
  $1.0 million in 1998..........       (17.6)          1.4
                                     -------       -------
Comprehensive income............     $   0.2       $  16.8
                                     =======       =======

Accumulated other comprehensive income, net of related tax at March 27, 1999, and December 26, 1998, was comprised solely of foreign currency translation adjustments.

Note 5:  Accounting for Derivative Instruments and Hedging
         Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. Adoption of the statement, which is required for the Company's year 2000 financial statements, will have no significant impact on the accounting treatment related to the hedging programs the Company has undertaken.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 27, 1999, compared with the 13 weeks ended March 28, 1998, and changes in financial condition during the 13 weeks ended March 27, 1999.

Net Sales and Net Income

Net sales for the first quarter of 1999 decreased $17.9 million, or 7 percent, to $250.9 million from $268.8 million in the first quarter of 1998. Net income in 1999 was $17.8 million, which was a $2.4 million, or 15 percent, increase from 1998 net income of $15.4 million. Excluding the impact of foreign exchange on the comparisons, sales decreased and operating profit increased in all regions. Unallocated corporate expense increased by $2.4 million to $7.1 million in 1999, from $4.7 million in 1998, due primarily to spending on integrated direct access programs. Foreign exchange did not have a significant net impact on the sales comparison. Mainly due to stronger European currencies in 1999 compared with 1998, foreign exchange had a $2.2 million, or 14 percentage point, positive impact on the net income comparison.

Costs and Expenses

The cost of products sold in relation to sales decreased to
33.5 percent in the first quarter of 1999 from 35.8 percent in the comparable 1998 period. The decrease was due to higher margins in the United States and Latin America.

Delivery, sales, and administrative expense decreased $10.6 million in the first quarter of 1999 to $137.3 million from $147.9 million in the first quarter of 1998 due to the decrease in sales. The costs as a percentage of sales decreased to 54.7 percent in 1999 from 55.0 percent in 1998. The decrease was a result of lower promotional spending, offset in part by higher operating costs as a percentage of sales reflecting the fixed nature of a substantial portion of these expenses.

Net Interest Expense

Net interest expense increased to $4.7 million in 1999 from $3.9 million in 1998. The higher expense reflects higher average borrowings in 1999, which was a consequence of the Company's 1998 and 1997 common stock repurchases.

Tax Rate

The effective tax rate for the first quarter of 1999 was
23.5 percent compared with 24.5 percent for the first quarter and full year 1998. The effective tax rates are below the U.S. statutory tax rate reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.


Regional Results (dollars in millions)

Europe

                                                          Positive
                                 Increase       Restated  foreign    Percent of
                                (decrease)      increase  exchange     total
                 1999   1998   Dollar  Percent (decrease) impact     1999 1998
                ------ ------  ------  -------  --------  ------     ---- ----

 Net sales     $143.1  $145.3  $(2.2)    (2)%     (5)%    $ 5.4      57%   54%
 Operating
   profit        38.5    35.6    2.9      8        1        2.5     110   123


Europe's lower sales, excluding the benefit of more favorable foreign exchange, were primarily from a shortfall in volume in Germany. That market had a smaller sales force at the beginning of 1999, than at the beginning of 1998, but this year-over-year disadvantage was overcome by the end of the quarter through the design and implementation of innovative recruiting programs. Sales improved in France on higher volume, which resulted from programs that encouraged a greater proportion of the sales force to hold parties. Sales also improved in Greece and Italy, but fell in Scandinavia and South Africa.

The improvement in operating profit, even though sales were lower, was due to a more streamlined cost structure in the United Kingdom and lower promotional spending. The favorable foreign exchange comparison on sales and profit was primarily from the relative strength in 1999 of the euro versus the U.S. dollar, compared with the strength of the euro's component currencies in 1998.


Asia Pacific

                                                          Positive
                                                Restated  foreign    Percent of
                                  Increase      increase  exchange     total
                1999    1998   Dollar  Percent (decrease) impact     1999 1998
               ------  ------  ------  -------  --------  --------   ---- ----
 Net sales     $ 44.5  $ 43.9  $ 0.6      2%     (4)%     $ 2.6      18%  16%
 Operating
  profit(loss)    0.1    (1.0)   1.1      +       +         0.1       0   nm

+   Increase to a profit in 1999 from a loss in 1998.
nm  Not meaningful.

Excluding the impact of foreign exchange, Asia Pacific's sales decreased due to weakness in Japan where the continuing difficult economic environment has led to lower consumer spending and where there were fewer sellers. In the Philippines, and particularly in Korea, sales volume improved as a result of larger sales forces as strong recruiting trends continued.
In spite of the overall sales decline, operating profit improved from the higher sales in Korea and the Philippines, smaller losses in the region's emerging markets, and lower spending on promotions in Japan. The foreign exchange impact was primarily from strengthening of the Japanese yen and Korean won.


Latin America

                                                        Positive
                                                       (negative)
                                 Increase     Restated  foreign   Percent of
                                (decrease)    increase  exchange    total
              1999    1998   Dollar  Percent (decrease) impact    1999  1998
             ------  ------  ------  -------  --------  --------  ----  ----
 Net sales   $ 31.6  $ 47.1  $(15.5)  (33)%    (21)%    $ (6.9)    12%   18%
 Operating
  profit
  (loss)        0.7    (0.2)    0.9     +        +         0.3      2    nm


In Latin America, Mexico's sales increased before the impact of a weaker peso, but in the other established markets in the region, sales were lower. The improvement in Mexico was primarily due to price increases in line with inflation in the market. The sales shortfalls in the other markets were due to smaller sales forces resulting mainly from the 1998 decision to significantly reduce the number of distributors. This action was taken to enhance the outlook for profitability for those remaining.

The small profit in 1999 compared with the 1998 loss reflects 1998 efforts to align the cost structure of the region's businesses with expected sales. The impact of foreign exchange on the year-over-year comparison reflects weakness in the Brazilian and Mexican currencies.

United States

                                               Percent of
                                 Increase        total
              1999    1998   Dollar  Percent   1999   1998
             ------  ------  ------  -------   ----   ----
 Net sales   $ 31.7  $ 32.5  $(0.8)     (3)%   13%    12%
 Operating
  loss         (4.2)   (5.4)  (1.2)     22     nm     nm


In the United States, the sales decrease was from a smaller sales force reflecting the difficulty of recruiting new consultants in a full employment environment. Notwithstanding this challenge, the recruiting trend improved later in the quarter in response to supplemental promotional programs implemented. The lower 1999 loss reflects gross margin improvement from the sale of a more favorable mix of products, along with lower operating expenses.


Financial Condition

Working capital was $99.6 million as of March 27, 1999, compared with $95.5 million as of the end of 1998. The major changes were a decrease in accounts payable, due to a seasonal reduction and working capital management, and an increase in short-term borrowings. The Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a lower amount was classified as current at the end of 1998 than at the end of the first quarter of 1999.

Net cash used in operating activities in the first quarter of 1999 was $9.8 million, compared with $8.5 million in the 1998 period. The greater use was primarily due to an increase in inventories versus a small decrease in 1998 and a larger increase in accounts receivable in 1999 than in 1998, which were mostly offset by a much smaller increase in net tax assets in 1999 than in 1998. The $7.3 million of cash used in investing activities was for capital expenditures, primarily for new molds.

As of March 27, 1999, the Company had $300 million available under its unsecured multicurrency credit facility, which matures in 2002. The multicurrency credit facility along with $207 million of foreign unused lines of credit, and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.


Year 2000 Issues

The Company has studied the "Year 2000" issues affecting its information technology and non-information technology systems and has prepared and completed its plan to address them. The issues are not expected to have a material adverse effect on the Company's operations. Although it believes that its remediation plan has addressed all of its Year 2000 issues, the Company has developed a contingency plan for business critical systems in the event that it has not remediated all issues. The Company estimates that the cost of addressing its Year 2000 issues was $5.3 million. These costs did not have a material effect on the Company's financial position or results of operations in any one period in part because they represented the re-deployment of existing information technology resources, and because they would have been incurred as part of normal software upgrades and replacements.

The Company formally communicated with significant suppliers and other third party companies doing business with the Company to determine the extent to which the Company's systems and operations are vulnerable to those third parties' failure to remediate their Year 2000 issues. Based on the information received from these third parties, the Company is not aware of any Year 2000 issues of third parties expected to have a material adverse effect on its operations; however, there can be no guarantee that the systems of these other companies will be converted before the turn of the century or that their failure to do so would not have a material adverse effect on the Company. Due to the Company's extensive foreign operations, it is exposed to Year 2000 issues related to the infrastructures of the countries where these operations are located; however, the Company is not aware of any specific issues that have not been addressed through implementation of its plan.

                         PART II

                    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (27) A Financial Data Schedule for the first quarter of
                   1999 is filed as an exhibit to this report.

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

May 6, 1999