Form 10-Q
period 1999-06-26
TUPPERWARE CORP
filed 1999-08-09
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q
  (Mark One)

     [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                  For the 26 weeks ended June 26, 1999
  OR

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

                       Yes___X___  No_______

As of August 6, 1999, 57,622,668  shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

                             PART I
                     FINANCIAL INFORMATION

  Item 1. Financial Statements

       a) Financial Statements of Registrant


                                                          Page
          Index                                          Number

          Consolidated Statement of Income
          (Unaudited) for the 13 week periods ended
          June 26, 1999 and June 27, 1998.............	   2

          Consolidated Statement of Income
          (Unaudited) for the 26 week periods ended
          June 26, 1999 and June 27, 1998.............	   3

          Consolidated Balance Sheet
          (Unaudited) as of June 26, 1999 and
          December 26, 1998...........................	   4

          Consolidated Statement of Cash Flows
          (Unaudited) for the 26 week periods
          ended June 26, 1999 and June 27, 1998.......    6

          Notes to Consolidated Financial
          Statements (Unaudited)......................    7


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


                    TUPPERWARE CORPORATION
               CONSOLIDATED STATEMENT OF INCOME
                         (Unaudited)

                                        13 Weeks Ended
                                    -----------------------
                                    June 26,       June 27,
                                      1999           1998
                                    ---------     ---------
                           (In millions, except per share amounts)
Net sales.......................     $ 271.3      $ 282.9
                                     -------      -------

Costs and expenses:
  Cost of products sold.........        93.1        108.4
  Delivery, sales, and
    administrative expense......       138.9        137.2
  Interest expense..............         5.9          6.1
  Interest income...............        (0.7)        (0.8)
  Re-engineering charge.........        15.1          --
  Other expense, net............         0.3          1.6
                                     -------      -------
     Total costs and expenses...       252.6        252.5
                                     -------      -------
Income before income taxes......        18.7         30.4
Provision for income taxes......         4.4          7.4
                                     -------      -------
Net income......................     $  14.3      $  23.0
                                     =======      =======
Net income per common share:
  Basic.........................     $  0.25      $  0.40
                                     =======      =======
  Diluted.......................     $  0.25      $  0.39
                                     =======      =======

See accompanying Notes to Consolidated Financial Statements
(Unaudited).


                    TUPPERWARE CORPORATION
              CONSOLIDATED STATEMENT OF INCOME
                        (Unaudited)

                                        26 Weeks Ended
                                    -----------------------
                                    June 26,       June 27,
                                      1999           1998
                                    --------       --------
                          (In millions, except per share amounts)

Net sales.......................    $ 522.2         $ 551.7
                                    -------         -------
Costs and expenses:
  Cost of products sold.........      177.2           204.7
  Delivery, sales, and
    administrative expense......      276.6           285.1
  Interest expense..............       11.1            10.6
  Interest income...............       (1.2)           (1.4)
  Re-engineering charge.........       15.1             --
  Other expense, net............        1.4             1.9
                                    -------         -------
     Total costs and expenses...      480.2           500.9
                                    -------         -------
Income before income taxes......       42.0            50.8
Provision for income taxes......        9.9            12.4
                                    -------         -------
Net income......................    $  32.1         $  38.4
                                    =======         =======
Net income per common share:
  Basic.........................    $  0.56         $  0.65
                                    =======         =======
  Diluted.......................    $  0.56         $  0.65
                                    =======         =======





See accompanying Notes to Consolidated Financial Statements
(Unaudited).




                   TUPPERWARE CORPORATION
                 CONSOLIDATED BALANCE SHEET
                           ASSETS
                         (Unaudited)

                                       June 26,     December 26,
                                         1999           1998
                                       --------     ------------
                                          (In millions)
Cash and cash equivalents.........      $  21.9       $  23.0

Accounts receivable...............        128.2         125.0
  Less allowances for
    doubtful accounts.............        (26.3)        (32.7)
                                        -------       -------
                                          101.9          92.3

Inventories.......................        155.3         157.1
Deferred income tax benefits......         60.2          55.5
Prepaid expenses and other........         55.2          57.7
                                        -------       -------
    Total current assets..........        394.5         385.6
                                        -------       -------

Deferred income tax benefits......         91.5          84.7

Property, plant, and equipment....        919.0         972.9
  Less accumulated depreciation...       (675.9)       (701.9)
                                        -------       -------
                                       	  243.1         271.0

Long-term receivables, net of
  allowances of $37.1 million at
  June 26, 1999 and $41.4 million
  at December 26, 1998............         37.8          40.3
Other assets......................         46.7          41.8
                                        -------       -------
    Total assets..................      $ 813.6       $ 823.4
                                        =======       =======

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                        TUPPERWARE CORPORATION
                      CONSOLIDATED BALANCE SHEET
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Unaudited)

                                     June 26,       December 26,
                                       1999             1998
                                     --------       ------------
                        (Dollars in millions, except per share amounts)
Accounts payable.................    $   60.2        $   85.3
Short-term borrowings and current
  portion of long-term debt......        84.4            18.7
Accrued liabilities..............       172.4           186.1
                                     --------        --------
    Total current liabilities....       317.0           290.1
                                     --------        --------
Long-term debt...................       270.9           300.1
Accrued postretirement
  benefit cost...................        38.5            38.4
Other liabilities................        58.0            59.0

Shareholders' equity:
  Preferred stock, $0.01 par value,
     200,000,000 shares authorized;
     none issued.................          -               -
  Common stock, $0.01 par value,
     600,000,000 shares authorized;
     62,367,289 shares issued....         0.6            0.6
  Capital surplus................        20.1           19.5
  Subscription receivable........        (7.7)          (7.7)
  Retained earnings..............       463.5          457.2
  Treasury stock, 4,745,122 shares
     at June 26, 1999, and
     4,753,287 shares at
     December 26, 1998, at cost..      (141.8)        (142.0)
  Unearned portion of restricted
     stock issued for future
     service.....................        (0.6)          (1.4)
  Accumulated other comprehensive
     income......................      (204.9)        (190.4)
                                     --------       --------
    Total shareholders' equity...       129.2          135.8
                                     --------       --------
    Total liabilities and
     shareholders' equity........    $  813.6       $  823.4
                                     ========       ========

See accompanying Notes to Consolidated Financial Statements
(Unaudited).

                   TUPPERWARE CORPORATION
           CONSOLIDATED STATEMENT OF CASH FLOWS
                       (Unaudited)
                                             26 Weeks Ended
                                          -----------------------
                                          June 26,       June 27,
                                            1999           1998
                                          --------       --------
                                               (In millions)
Cash flows from operating activities:
  Net income...........................   $  32.1       $  38.4
  Adjustments to reconcile net income
    to net cash (used in) provided by
    operating activities:
      Depreciation.....................      29.8          30.9
      Loss on sale of assets...........       1.4           0.7
      Foreign exchange
       loss (gain), net................       0.1          (0.2)
      Non-cash impact of re-
       engineering charge..............       3.1            --
  Changes in assets and liabilities:
      Increase in accounts receivable..     (19.1)         (7.8)
      (Increase) decrease in
        inventory......................      (7.6)          7.2
      Decrease in accounts payable
        and accrued liabilities........     (13.5)        (14.9)
      Decrease in income
        taxes payable..................      (7.2)        (22.5)
      Increase in net deferred
        income taxes...................     (14.9)         (1.4)
      Other, net.......................      (4.6)         (1.0)
                                          -------       -------
      Net cash (used in) provided by
        operating activities...........      (0.4)         29.4
                                          -------       -------
Cash flows from investing activities:
  Capital expenditures.................     (19.7)        (17.7)
                                          -------       -------
Cash flows from financing activities:
  Dividend payments to shareholders....     (25.4)        (26.3)
Proceeds from exercise of
    stock options......................       --            1.3
Payments to acquire treasury stock.....       --          (89.3)
  Net increase in short-term debt......      44.3          96.9
                                          -------       -------
  Net cash provided by (used in)
    financing activities...............      18.9         (17.4)
                                          -------       -------
Effect of exchange rate changes on
  cash and cash equivalents............       0.1           0.5
                                          -------       -------
Net decrease in cash and
  cash equivalents.....................      (1.1)         (5.2)

Cash and cash equivalents at
  beginning of year....................      23.0          22.1
                                          -------       -------
Cash and cash equivalents at
  end of period........................   $  21.9       $  16.9
                                          =======       =======

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


Note 2:  Inventories

Inventories, by component, are summarized as follows (in millions):

                               	 June 26,     December 26,
                               	   1999          1998
                                 --------     ------------
Finished goods.................   $  74.1      $  74.5
Work in process................      33.0         31.7
Raw materials and supplies.....	     48.2         50.9
                                  -------      -------
     Total inventories            $ 155.3      $ 157.1
                                  =======      =======


Note 3:  Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations were 57.5 million for both the 13 and 26 weeks ended June 26, 1999, compared with 57.9 million and 58.9 million for the respective 1998 periods.

The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.4 million for the quarter and year-to-date period in 1999 and 0.6 million for the quarter and year-to-date period in 1998 of shares of potential common stock. Options to purchase 2.4 million and 2.0 million shares of common stock in the second quarter of 1999 and 1998, respectively, and 3.4 million and 2.0 million shares of common stock in the first half of 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock.


Note 4:  Other Comprehensive Income

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related tax, for the 13 week and 26 week periods ended June 26, 1999 and June 27, 1998, were as follows:

                           13 Weeks Ended       26 Weeks Ended
                         ------------------   ------------------
                         June 26,  June 27,   June 26,  June 27,
                           1999      1998       1999      1998
                         --------  --------   --------  --------
Net income.............   $ 14.3    $ 23.0     $ 32.1   $ 38.4
Foreign currency
  translation adjustments
  including tax (provisions)
  benefit of $(1.8) and
  $(5.1) for the 13 weeks and
  26 weeks ended June 26,
  1999, respectively, and
  $0.3 and $(0.7) for the
  comparable 1998
  periods..............      3.1      (5.8)     (14.5)    (4.4)
                          ------    ------     ------   ------
Comprehensive income...   $ 17.4    $ 17.2     $ 17.6   $ 34.0
                          ======    ======     ======   ======

Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.


Note 5:  Re-engineering Program

In July 1999, the Company announced a re-engineering program designed to improve operating profit return on sales over three years through improved organizational alignment, a higher gross margin percentage, and reduced operating expenses. In conjunction with implementing the first phase of this program, the Company recorded a $15.1 million pre-tax charge ($11.6 million after tax, or $0.20 per basic and diluted common share) in the second quarter of 1999.

The re-engineering charge falls in the following categories of expenditures and relates to activities in the Company's geographic segments as indicated below (in millions):

     Severance         $ 9.0       Europe        $ 7.1
     Asset write downs   3.1       Asia Pacific    4.0
     Other               3.0       Latin America   4.0
                       -----                     -----
        Total          $15.1          Total      $15.1
                       =====                     =====

The severance costs relate primarily to the approximately 200 employees whose positions are being eliminated as a result of the decision to close the Spanish and Argentine manufacturing plants and to restructure the Japanese manufacturing operation and the area headquarters in Europe and Asia Pacific. The asset write downs relate primarily to the plant closures. The expenses included in the other category are primarily for non-asset write down costs of exiting facilities and professional fees associated with accomplishing the re-engineering actions.

The liability balance as of June 26, 1999, was as follows
(in millions):

      Balance at March 27, 1999       $   -
        Provision                       15.1
        Cash expenditures               (1.6)
        Non-cash write downs            (3.1)
                                      ------
      Balance at June 26, 1999        $ 10.4
                                      ======


Note 6:  Segment Information

The Company operates worldwide in one line of business: the manufacture and distribution, through independent direct sales forces, of plastic food storage and serving containers, microwave cookware, and educational toys. Its operations are organized into the four geographic segments included in the following table.

                          13 Weeks Ended      26 Weeks Ended
                        ------------------  ------------------
                       	June 26,  June 27,   June 26,  June 27,
                          1999      1998       1999      1998
                        --------  --------   --------  --------
                                     (In millions)
Net sales:
 Europe                  $120.6    $122.8     $263.7    $268.1
 Asia Pacific              63.3      53.2      107.8      97.1
 Latin America             43.0      57.3       74.6     104.4
 United States             44.4      49.6       76.1      82.1
                         ------    ------     ------    ------
   Total net sales       $271.3    $282.9     $522.2    $551.7
                         ======    ======     ======    ======
Operating profit (loss):
 Europe                  $ 30.9    $ 31.4     $ 69.4    $ 67.0
 Asia Pacific               8.1       5.7        8.2       4.7
 Latin America              4.6       0.7        5.3       0.5
 United States              0.9       3.7       (3.3)     (1.7)
                         ------    ------     ------    ------
   Total operating profit  44.5      41.5       79.6      70.5

Unallocated expenses       (5.5)     (5.8)     (12.6)    (10.5)
Re-engineering charge     (15.1)      --       (15.1)      --
Interest expense, net      (5.2)     (5.3)      (9.9)     (9.2)
                         ------    ------     ------    ------
Income before
 income taxes            $ 18.7    $ 30.4     $ 42.0    $ 50.8
                         ======    ======     ======    ======

The re-engineering charge recorded in the second quarter of 1999 was made in conjunction with the Company's re-engineering program announced on July 19, 1999. The charge is for the cost of closing manufacturing plants in Argentina and Spain, restructuring of the Japanese manufacturing function and restructuring actions in the area headquarters for Europe and Asia Pacific.


Note 7:  Accounting for Derivative Instruments and Hedging
Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. Adoption of the statement, which is required for the Company's year 2001 financial statements, will have no significant impact on the accounting treatment or the results of the hedging programs the Company has undertaken.


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 26, 1999, compared with the 13 weeks and 26 weeks ended June 27, 1998, and changes in financial condition during the 26 weeks ended June 26, 1999.


Net Sales and Net Income

Net sales for the second quarter ended June 26, 1999, were $271.3 million, a decrease of $11.6 million, or 4.1 percent, from $282.9 million in 1998. Net income for the second quarter of 1999 decreased $8.7 million, or 37.5 percent, to $14.3 million, or $0.25 per share, from 1998 net income of $23.0 million, or $0.39 per share. A stronger U.S. dollar in 1999 had a negative impact of $5.8 million, or 2 percentage points, on the sales comparison, but no significant net impact on the net income comparison for the quarter.

The 1999 results include a $15.1 million pretax charge ($11.6 million after tax, or $0.20 per share) related to the Company's three-year re-engineering program announced on July 19, 1999.
The charge provides for severance and other exit costs associated with the decision to close manufacturing plants in Spain and Argengina, and to restructure manufacturing operations in Japan and the headquarters for Europe and Asia Pacific. Excluding the charge, 1999 net income rose $2.9 million, or 12.8 percent, compared with 1998. The re-engineering project is designed to increase operating profit return on sales by improving organizational alignment, increasing the gross margin percentage, and reducing operating expenses. Of the total 1999 charge, approximately $12.0 million is cash related and is expected to be paid in 1999. Total one-time costs to be incurred in implementing the program are projected to be between $50 million and $75 million, mainly for severance, information technology expenditures, and plant closure costs.

For the year-to-date period, sales were $522.2 million, which was a decline of $29.5 million, or 5.3 percent, from $551.7 million in 1998. Net income of $32.1 million for the 26 weeks ended June 26, 1999, decreased $6.3 million, or 16.3 percent, from 1998 net income of $38.4 million. Excluding the 1999 re-engineering charge, net income compared with 1998 rose $5.3 million, or 13.8 percent, (7.7 percent excluding a favorable foreign exchange impact). For the first half, the negative impact of foreign exchange on the sales comparison was $4.7 million, or 1 percentage point, and the positive impact on the net income comparison was $2.2 million, or 5 percentage points.

For the quarter, excluding the impact of foreign exchange, sales improvements in Asia Pacific and in Europe were more than offset by shortfalls in Latin America and the United States. For the first six months of 1999, sales in Asia Pacific improved, but were lower than 1998 in the other three areas. For both the quarter and first half of 1999, operating profit improved, excluding the impact of foreign exchange, in all areas other than the United States. Unallocated expenses in the second quarter of 1999 were about even with the second quarter of 1998, but were higher than 1998 by $2.1 million for the first half. This increase was due primarily to spending for the Company's integrated direct access initiatives. For the second quarter, international operations generated in 1999 and 1998, 83 percent and 82 percent, respectively, of sales and 98 percent and 91 percent, respectively, of operating profit. For the first half, international operations generated 85 percent of sales and all of operating profit in both 1999 and 1998.


Costs and Expenses

The cost of goods sold as a percentage of sales was 34.3 percent and 33.9 percent for the second quarter and first half of 1999, respectively, compared with 38.3 percent and 37.1 percent for the respective 1998 periods. All areas improved with the main contributions coming from less discounting and the sale of a better mix of products in the United States, and from a streamlined cost structure in Latin America.

Delivery, sales, and administrative expense as a percentage of sales was 51.2 percent and 53.0 percent of sales in the second quarter and first half of 1999, respectively, compared with 48.5 percent and
51.7 percent in the respective 1998 periods. The main factor in the higher second quarter comparison was higher promotion expense in Europe and the United States, as programs were put in place to improve sales force activity and recruiting. For the first half, expenses fell, but not in proportion to the sales decrease, reflecting the fact that certain expenses are fixed for a period of time. This also was a factor in the second quarter comparison.

Net Interest Expense

In the second quarter and first six months of 1999, the Company incurred net interest expense of $5.2 million and $9.9 million, respectively. For the comparable 1998 periods, the Company incurred net interest expense of $5.3 million and $9.2 million.
In the quarter, the benefit of lower foreign interest rates was mostly offset through the impact of a greater proportion of
borrowings being made domestically.   For the year-to-date period,
the impact on net interest expense of a higher level of outstanding borrowings more than offset the benefit of lower foreign rates.


Tax Rate

The effective tax rate for the second quarter and first half of 1999 was 23.5 percent compared with 24.5 percent in the comparable 1998 periods and for all of 1998. The effective tax rates are below the U.S. statutory tax rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Regional Results (dollars in millions)


Europe
                                                            Positive
                                                           (negative)
                                   Increase      Restated   foreign    Percent
                                  (decrease)     increase   exchange   of total
                 1999   1998   Dollar  Percent  (decrease)  impact    1999 1998
               ------  ------  ------  -------   --------   --------  ---- ----
Quarter:
 Net sales     $120.6  $122.8  $ (2.2)    (2)%       3%     $ (5.5)    44%  43%
 Operating
   profit        30.9    31.4    (0.5)    (1)        2        (1.0)    70   75

First Half:
 Net sales     $263.7  $268.1  $ (4.4)    (2)%      (2)%    $ (0.1)    50%  48%
 Operating
   profit        69.4    67.0     2.4      4         1         1.5     87   94


The increase in Europe's second quarter sales, before the impact of weaker currencies throughout the region, primarily reflected a volume related increase in France and the sale of a better mix of products in Italy, which were greater than the impact of lower volume in Germany. In France, programs to increase the activity of the sales force have been successful, and in Italy the productivity of the sales force improved. In Germany, the decrease in sales reflected a smaller active sales force, which was a result of concerns surrounding new social security legislation that was enacted earlier this year. This legislation imposes a tax on certain part-time workers. The Company has held meetings with the German sales force to explain the impact of the new legislation, as well as to offer financial assistance in addressing this issue for a period of time to members of the sales force who remain with the Company for a specified period. This issue could have a negative impact on German results in future periods. The main factor in the slight first-half decline in sales, before the negative foreign exchange impact, was a volume-related decrease in Germany that was more than offset by a volume-related increase in France, which were due to the same factors as for the second quarter.

For both the three- and six-month periods, the slightly better trends in operating earnings compared with the sales trends reflect an improved gross margin and lower operating expenses, which were partially offset by higher spending on promotions. The primary cause of the negative impact of foreign exchange on the second quarter and first half comparisons was a weaker euro.

Asia Pacific

                                                            Positive
                                                            foreign    Percent
                                  Increase       Restated   exchange   of total
                 1999   1998   Dollar  Percent   increase   impact    1999 1998
               ------  ------  ------  -------   --------   --------  ---- ----
Quarter:
 Net sales     $ 63.3  $ 53.2  $ 10.1     19%        9%     $  5.1     23%  19%
 Operating
   profit         8.1     5.7     2.4     42        17         1.2     18   14

First Half:
 Net sales     $107.8  $ 97.1  $ 10.7     11%        3%      $ 7.7     21%  18%
 Operating
   profit         8.2     4.7     3.5     74        37         1.3     10    7


Asia Pacific's second quarter sales increase was from higher volume in Korea, Japan, Indonesia, and Australia. Similar factors led to the increase in the first half, except that Japan's six-month sales volume was lower than in 1998. In Korea and Indonesia, the active sales force was up significantly reflecting the strong recruiting in those markets over the last year in which the earnings opportunity has been particularly attractive. The improvement in Australia in both periods, and in Japan for the second quarter, was from a more productive sales force. The shortfall in Japan for the six-month period reflects a lower active sales force since the benefit of strong first quarter recruiting did not translate into active sellers until the second quarter. In terms of operating profit, the second quarter and first half improvements reflect the sales volume fluctuations, along with smaller losses in China and India. Currencies throughout the region strengthened in comparison with the U.S. dollar in both the second quarter and first half.


Latin America


                                                           Positive
                                                          (negative)
                                 Increase       Restated   foreign    Percent
                                (decrease)      increase   exchange   of total
                1999   1998   Dollar  Percent  (decrease)  impact    1999  1998
              ------  ------  ------  -------   --------   --------  ----  ----
Quarter:
 Net sales    $ 43.0  $ 57.3  $(14.3)   (25)%     (17)%    $(5.4)     16%   20%
 Operating
  profit         4.6     0.7     3.9      +         +       (0.2)     10     2

First Half:
 Net sales    $ 74.6  $104.4  $(29.8)   (29)%     (19)%   $(12.3)     14%   19%
 Operating
  profit         5.3     0.5     4.8      +         +        0.1       7     1

+ Increase of more than 100 percent.


In Latin America, second quarter and first half sales increased in Mexico, before the impact of a weaker peso, but sales were lower in the other established markets in the region.  The improvement in Mexico was primarily due to price increases in line with inflation in the market. The sales shortfalls in the other markets were due to smaller sales forces resulting mainly from the 1998 decision to significantly reduce the number of distributors.
This action was taken to enhance the opportunity for profitability
of those remaining.   The significant improvement in profitability
of both periods reflects 1998 efforts to align the cost structure of the region's businesses with expected sales. The impact of foreign exchange on the year-over-year comparisons reflects weakness in the Mexican and Brazilian currencies.


United States

                                                               Percent of
                                         Decrease                 total
                1999       1998      Dollar     Percent       1999     1998
              -------    -------     ------     -------       ----     ----
Quarter:
 Net sales    $ 44.4     $ 49.6      $ (5.2)      (10)%        17%      18%
 Operating
  profit         0.9        3.7        (2.8)      (76)          2        9

First Half:
 Net sales    $ 76.1     $ 82.1      $ (6.0)       (7)%        15%      15%
 Operating
  loss          (3.3)      (1.7)       (1.6)        -          nm       nm

-   Decrease of more than 100 percent.
nm  Not meaningful.



In the United States, the sales decreases in both periods were from a smaller sales force reflecting the difficulty of recruiting and motivating consultants in a full employment environment. This factor was somewhat mitigated by continuing improved sales force productivity. Second quarter profitability fell more sharply than sales, and the first-half loss widened as spending on promotions increased in an attempt to stimulate recruiting, activity of the sales force, and sales. This was partially mitigated by improved gross margin percentages reflecting a more favorable mix of sales.

Financial Condition

Working capital was $77.5 million as of June 26, 1999, compared with $95.5 million as of the end of 1998. The major changes were an increase in short-term borrowings, which was partially offset by lower accounts payable and accrued liabilities and by higher net accounts receivable. The lower accounts payable and accrued liabilities balances reflect a seasonal reduction and working capital management. The higher net receivables balance was the result of higher sales in Asia Pacific and sales late in the quarter in Europe. With regard to the level of short-term borrowings, the Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a lower amount was classified as current at the end of 1998 than at the end of the second quarter of 1999. The overall increase in debt from the end of 1998 was less than the increase in the portion classified as short term.

Net cash used in operating activities in the first half of 1999 was $0.4 million, compared with $29.4 million provided by operating activities in the 1998 period. The difference between years was primarily due to an increase in inventory in 1999 compared with a decrease in 1998, along with a greater increase in accounts
receivable in 1999.   The $19.7 million of cash used in investing
activities was for capital expenditures, primarily for new molds.

As of June 26, 1999, the Company had $300 million available under its unsecured multicurrency credit facility, which matures in 2002. The multicurrency credit facility along with $197 million of other foreign uncommitted lines of credit, and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.


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

                                PART II

                           OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


The 1999 annual meeting of shareholders of the Registrant occurred on May 11, 1999. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Clifford J. Grum, Betsy D. Holden, and Angel R. Martinez, and the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant.

The results of the voting were as follows:


                               Votes Against/             Broker
Matter Voted        Votes For     Withheld*   Abstained  Non-Votes
----------------   -----------  ------------- ---------  ---------
Election of
Clifford J. Grum    50,241,637      385,350      N/A         0

Election of
Betsy D. Holden     50,231,657      395,330      N/A         0


Election of
Angel R. Martinez   50,185,359      441,628      N/A         0

Approval of
Pricewaterhouse-
Coopers LLP         50,425,666       74,012      N/A         0



*Numbers shown for Director elections are votes withheld. For the other matter voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting were: Rita Bornstein, E.V. Goings, Joe E. Lee, Bob Marbut, David R. Parker, Robert M. Price and Joyce M. Roche. As of May 11, 1999, Ruth M. Davis and Lloyd C. Elam retired from the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of
              Regulation S-K)

              (3.2) Amended and Restated By-laws of Tupperware
                    Corporation.

              (27) Financial Data Schedule for the second quarter
                   of 1999.

         (b)  Reports on Form 8-K

              During the quarter, the Registrant did not file any current reports on Form 8-K.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                        TUPPERWARE CORPORATION



                        By:   Thomas P. O'Neill, Jr.
                           -------------------------
                           Senior Vice President,
                            and Chief Financial Officer




                        By:  Michael S. Poteshman
                           -------------------------
                           Vice President and
                            Controller






Orlando, Florida

August 9, 1999