Form 10-Q
period 1999-09-25
TUPPERWARE CORP
filed 1999-11-05
CIK 1008654

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
  (Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                   For the 39 weeks ended September 25, 1999
  OR

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

                       Yes  [X]  No  [ ]


As of November 3, 1999, 57,657,512 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Statements of Income (Unaudited)
           for the 13 week periods ended September 25, 1999
           and September 26, 1998  .............................................          2

         Consolidated Statements of Income (Unaudited)
           for the 39 week periods ended September 25, 1999
           and September 26, 1998 ..............................................          3

         Consolidated Balance Sheets (Unaudited) as of
           September 25, 1999 and December 26, 1998.............................          4

         Consolidated Statements of Cash Flows (Unaudited) for the 39 week periods ended September 25, 1999
           and September 26, 1998 ..............................................          6

         Notes to Consolidated Financial Statements (Unaudited) ................          7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................         11


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................         19

SIGNATURES .....................................................................         20


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

                             TUPPERWARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                             13 WEEKS ENDED
                                                                 ---------------------------------------
                                                                  SEPTEMBER 25,           SEPTEMBER 26,
                                                                      1999                    1998
                                                                 --------------          ---------------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Net sales .............................................            $    211.9              $    217.4
                                                                   ----------              ----------

Costs and expenses:
   Cost of products sold ..............................                  79.1                    90.6
   Delivery, sales and
    administrative expense ............................                 121.7                   127.0
   Interest expense ...................................                   6.0                     7.6
   Interest income ....................................                  (0.5)                   (0.3)
   Other expense, net .................................                   1.0                     1.1
                                                                   ----------              ----------
      Total costs and expenses ........................                 207.3                   226.0
                                                                   ----------              ----------

Income (loss) before income taxes .....................                   4.6                    (8.6)
Provision for (benefit from) income taxes .............                   1.1                    (2.1)
                                                                   ----------              ----------
Net income (loss) .....................................            $      3.5              $     (6.5)
                                                                   ==========              ==========

Net income (loss) per common share:
   Basic ..............................................            $     0.06              $    (0.11)
                                                                   ==========              ==========

   Diluted ............................................            $     0.06              $    (0.11)
                                                                   ==========              ==========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                             39 WEEKS ENDED
                                                                 ---------------------------------------
                                                                  SEPTEMBER 25,           SEPTEMBER 26,
                                                                      1999                    1998
                                                                 --------------          ---------------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Net sales .............................................            $    734.1              $    769.1
                                                                   ----------              ----------

Costs and expenses:
   Cost of products sold ..............................                 256.3                   295.3
   Delivery, sales, and
    administrative expense ............................                 398.3                   412.1
   Interest expense ...................................                  17.1                    18.2
   Interest income ....................................                  (1.7)                   (1.7)
   Re-engineering charge ..............................                  15.1                      --
   Other expense, net .................................                   2.4                     3.0
                                                                   ----------              ----------
     Total costs and expenses .........................                 687.5                   726.9
                                                                   ----------              ----------

Income before income taxes ............................                  46.6                    42.2
Provision for income taxes ............................                  11.0                    10.3
                                                                   ----------              ----------
Net income ............................................            $     35.6              $     31.9
                                                                   ==========              ==========

Net income per common share:
    Basic .............................................            $     0.62              $     0.54
                                                                   ==========              ==========

    Diluted ...........................................            $     0.62              $     0.54
                                                                   ==========              ==========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (UNAUDITED)

                                                                  SEPTEMBER 25,          DECEMBER 26,
                                                                      1999                   1998
                                                                 --------------          ------------
                                                                             (IN MILLIONS)

Cash and cash equivalents .............................            $     29.8             $     23.0

Accounts receivable ...................................                 127.7                  125.0
   Less allowances for doubtful accounts ..............                 (26.7)                 (32.7)
                                                                   ----------             ----------
                                                                        101.0                   92.3

Inventories ...........................................                 153.4                  157.1
Deferred income tax benefits ..........................                  57.4                   55.5
Prepaid expenses and other assets .....................                  49.9                   57.7
                                                                   ----------             ----------

   Total current assets ...............................                 391.5                  385.6
                                                                   ----------             ----------

Deferred income tax benefits ..........................                  93.5                   84.7

Property, plant, and equipment ........................                 946.5                  972.9
   Less accumulated depreciation ......................                (702.4)                (701.9)
                                                                   ----------             ----------
                                                                        244.1                  271.0

Long-term receivables, net of allowances of
  $34.4 million at September 25, 1999 and
  $41.4 million at December 26, 1998 ..................                  40.1                   40.3
Other assets ..........................................                  49.1                   41.8
                                                                   ----------             ----------

   Total assets .......................................            $    818.3             $    823.4
                                                                   ==========             ==========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                  SEPTEMBER 25,                   DECEMBER 26,
                                                                      1999                            1998
                                                                  -------------                   ------------
                                                                 (Dollars in millions except per share amounts)

Accounts payable ......................................            $     52.5                      $     85.3
Short-term borrowings and current portion of
   long-term debt .....................................                  92.1                            18.7
Accrued liabilities ...................................                 164.3                           186.1
                                                                   ----------                      ----------

   Total current liabilities ..........................                 308.9                           290.1

Long-term debt ........................................                 296.4                           300.1
Accrued post retirement benefit cost ..................                  38.3                            38.4
Other liabilities .....................................                  59.2                            59.0

Shareholders' equity:
 Preferred stock, $0.01 par value, 200,000,000
    shares authorized; none issued ....................                    --                              --
 Common stock, $0.01 par value, 600,000,000
    shares authorized; 62,367,289 shares issued .......                   0.6                             0.6
 Capital surplus ......................................                  20.1                            19.5
 Subscription receivable ..............................                  (7.7)                           (7.7)
 Retained earnings ....................................                 454.0                           457.2
 Treasury stock, 4,728,905 shares at
   September 25, 1999, and 4,753,287 shares
   at December 26, 1998, at cost ......................                (141.2)                         (142.0)
 Unearned portion of restricted stock issued
    for future service ................................                  (0.5)                           (1.4)
 Accumulated other comprehensive income ...............                (209.8)                         (190.4)
                                                                   ----------                      ----------

   Total shareholders' equity .........................                 115.5                           135.8
                                                                   ----------                      ----------

   Total liabilities and shareholders' equity .........            $    818.3                      $    823.4
                                                                   ==========                      ==========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       39 WEEKS ENDED
                                                                             ----------------------------------
                                                                             SEPTEMBER 25,        SEPTEMBER 26,
                                                                                 1999                 1998
                                                                             -------------        -------------
                                                                                        (IN MILLIONS)
Cash flows from operating activities:
Net income ......................................................            $     35.6             $     31.9
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
   Depreciation .................................................                  42.9                   47.4
   Loss on sale of assets .......................................                   2.0                    1.5
   Foreign exchange loss (gain), net ............................                   0.1                   (0.5)
   Non-cash impact of re-engineering charge .....................                   3.1                     --

Changes in assets and liabilities:
   Increase in accounts receivable ..............................                 (20.5)                  (8.0)
   (Increase) decrease in inventories ...........................                  (5.9)                  13.1
   Decrease in accounts payable and accrued liabilities .........                 (31.0)                 (13.8)
   Decrease in income taxes payable .............................                 (10.2)                 (39.3)
   Increase in net deferred income taxes ........................                 (14.5)                  (2.4)
   Other, net ...................................................                  (3.3)                  (8.4)
                                                                             ----------             ----------
Net cash (used in) provided by operating activities .............                  (1.7)                  21.5
                                                                             ----------             ----------

Cash flows used in investing activities:
   Capital expenditures .........................................                 (29.1)                 (28.0)
                                                                             ----------             ----------

Cash flows from financing activities:
   Dividend payments to shareholders ............................                 (38.1)                 (39.0)
   Proceeds from exercise of stock options ......................                   0.3                    1.4
   Payments to acquire treasury stock ...........................                    --                  (91.6)
   Net increase in short-term debt ..............................                  74.3                  133.1
                                                                             ----------             ----------
Net cash provided by financing activities .......................                  36.5                    3.9
                                                                             ----------             ----------

Effect of exchange rate changes on cash and cash
  equivalents ...................................................                   1.1                   (1.1)
                                                                             ----------             ----------

Net increase (decrease) in cash and cash equivalents ............                   6.8                   (3.7)

Cash and cash equivalents at beginning of year ..................                  23.0                   22.1
                                                                             ----------             ----------

Cash and cash equivalents at end of period ......................            $     29.8             $     18.4
                                                                             ==========             ==========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.


NOTE 2:  INVENTORIES

Inventories, by component, are summarized as follows (in millions):


                                                                            SEPTEMBER 25,          DECEMBER 26,
                                                                                1999                   1998
                                                                            -------------          ------------

Finished goods ..................................................            $     72.4             $     74.5
Work in process .................................................                  34.2                   31.7
Raw materials and supplies ......................................                  46.8                   50.9
                                                                             ----------             ----------
   Total inventories ............................................            $    153.4             $    157.1
                                                                             ==========             ==========


NOTE 3:  NET INCOME PER COMMON SHARE

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was
57.5 million for both the 13 and 39 weeks ended September 25, 1999, compared with 57.6 million and 58.5 million for the 1998 periods.

The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.4 million and 0.3 million, respectively, for the quarter and year-to-date period in 1999 and 0.5 million for the quarter and year-to-date period in 1998 of shares of potential common stock. Options to purchase 2.4 million and 2.0 million shares of common stock in the third quarter of 1999 and 1998, respectively, and 3.1 million and 2.0 million shares of common stock in the nine-month period of 1999 and 1998, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock.


NOTE 4:  OTHER COMPREHENSIVE INCOME

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the 13 week and 39 week periods ended September 25, 1999 and September 26, 1998, were as follows (in millions):

                                                               13 WEEKS ENDED                39 WEEKS ENDED
                                                         -------------------------     --------------------------
                                                          SEPT. 25,      SEPT. 26,      SEPT. 25,       SEPT. 26,
                                                            1999           1998           1999            1998
                                                         ----------     ----------     ----------      ----------
Net income (loss)                                        $      3.5     $     (6.5)    $     35.6      $     31.9
Foreign Currency translation adjustments
  including tax benefit (provision) of $1.1 and
  $(4.0) for the 13 weeks and 39
  weeks ended September 25, 1999, respectively,
  and $2.0 and $1.3 for the comparable 1998
  periods                                                      (4.9)           1.8          (19.4)           (2.6)
                                                         ----------     ----------     ----------      ----------
Comprehensive (loss) income                              $     (1.4)    $     (4.7)    $     16.2      $     29.3
                                                         ==========     ==========     ==========      ==========


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

The re-engineering charge falls in the following categories of expenditures and relates to activities in the Company's geographic segments as indicated below (in millions):


          Severance                 $  9.0            Europe                 $  7.1
          Asset write down             3.1            Asia Pacific              4.0
          Other                        3.0            Latin America             4.0
                                    ------                                   ------
              Total                 $ 15.1                Total              $ 15.1
                                    ======                                   ======

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

The liability balance as of September 25, 1999, was as follows (in millions):


        Balance at March 27, 1999                  $    --
           Provision                                  15.1
           Cash expenditures                          (9.0)
           Non-cash write downs                       (3.1)
                                                   -------
        Balance at September 25, 1999              $   3.0
                                                   =======


NOTE 6:  SEGMENT INFORMATION

The Company operates worldwide predominantly in one line of business: the manufacture and distribution, through independent direct sales forces, of plastic food storage and serving containers, microwave cookware, oven cookware and educational toys. Its operations are organized into the four geographic segments included in the following table (in millions):

                                                              13 WEEKS ENDED                          39 WEEKS ENDED
                                                       ------------------------------          ------------------------------
                                                        SEPT. 25,           SEPT. 26,           SEPT. 25,           SEPT. 26,
                                                          1999                1998                1999                1998
                                                       ----------          ----------          ----------          ----------
          Net sales:
             Europe                                    $     83.1          $     90.6          $    346.8          $    358.7
             Asia Pacific                                    59.0                48.2               166.8               145.3
             Latin America                                   37.9                43.6               112.5               148.0
             United States                                   31.9                35.0               108.0               117.1
                                                       ==========          ==========          ==========          ==========
               Total net sales                         $    211.9          $    217.4          $    734.1          $    769.1
                                                       ==========          ==========          ==========          ==========

                                                          13 WEEKS ENDED                             39 WEEKS ENDED
                                                  -------------------------------           -------------------------------
                                                   SEPT. 25,            SEPT. 26,            SEPT. 25,            SEPT. 26,
                                                     1999                 1998                 1999                 1998
                                                  ----------           ----------           ----------           ----------
          Operating profit (loss):
             Europe                               $      7.9           $      8.9           $     77.3           $     75.9
             Asia Pacific                                6.5                  2.9                 14.7                  7.6
             Latin America                               1.6                 (6.7)                 6.9                 (6.2)
             United States                              (2.4)                (1.5)                (5.7)                (3.2)
                                                  ----------           ----------           ----------           ----------
               Total operating profit                   13.6                  3.6                 93.2                 74.1

          Unallocated expenses                          (3.5)                (4.9)               (16.1)               (15.4)
          Re-engineering charge                           --                   --                (15.1)                  --
          Interest expense, net                         (5.5)                (7.3)               (15.4)               (16.5)
                                                  ==========           ==========           ==========           ==========
          Income (loss) before
            income taxes                          $      4.6           $     (8.6)          $     46.6           $     42.2
                                                  ==========           ==========           ==========           ==========


The re-engineering charge recorded in the second quarter of 1999 was made in conjunction with the Company's re-engineering program announced on July 19, 1999. The charge is for the cost of closing manufacturing plants in Argentina and Spain, restructuring of the Japanese manufacturing operation and restructuring actions in the area headquarters for Europe and Asia Pacific (See
Note 5: Re-engineering Program).


NOTE 7:  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. Adoption of the statement, which is required for the Company's year 2001 financial statements, will have no impact on the accounting treatment for derivatives the Company currently has in place nor the hedging programs it has undertaken.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 25, 1999, compared with the 13 weeks and 39 weeks ended September 26, 1998, and changes in financial condition during the 39 weeks ended September 25, 1999.


NET SALES AND NET INCOME

Net sales for the third quarter ended September 25, 1999 were $211.9 million, a decrease of $5.5 million, or 2.6 percent, from $217.4 million in 1998. Net income for the third quarter of 1999 increased $10.0 million to $3.5 million, or $0.06 per share, from a loss of $6.5 million in 1998, or $0.11 per share. A stronger U.S. dollar in 1999 had a slight negative impact of $0.6 million on the sales comparison, but no significant impact on the net income comparison for the quarter.

For the year-to-date period, sales were $734.1 million, which was a decline of $35.0 million, or 4.6 percent, from $769.1 million in 1998. Net income of $35.6 million for the 1999 period increased $3.7 million, or 12.0 percent, from 1998 net income of $31.9 million. Excluding the 1999 re-engineering charge, net income compared with 1998 rose $15.3 million, or 48.3 percent, (38.0 percent excluding a favorable foreign exchange impact). For the nine months, the negative impact of foreign exchange was $5.3 million, or 1 percentage point, on the sales comparison and the positive impact on the net income comparison was $2.3 million, or 10 percentage points.

The 1999 results include a $15.1 million pre-tax charge ($11.6 million after tax, or $0.20 per share) related to the Company's three-year re-engineering program announced on July 19, 1999. The charge provides for severance and other exit costs associated with the decision to close manufacturing plants in Spain and Argentina, and to restructure manufacturing operations in Japan and the headquarters for Europe and Asia Pacific. The re-engineering project is designed to increase operating profit return on sales by improving organizational alignment, increasing the gross margin percentage, and reducing operating expenses. Third quarter 1999 results include approximately $4.0 million of pre-tax benefits associated with re-engineering actions taken. Of the total 1999 charge, approximately $12.0 million is cash related and is expected to be paid in 1999. Total one-time costs to be incurred in implementing the program are projected to be between $50 million and $75 million, mainly for severance, information technology expenditures, and plant closure costs.

For the quarter and nine-month period in 1999, excluding the impact of foreign exchange, the sales improvements in Asia Pacific were more than offset by shortfalls in the other three areas. For both the quarter and nine-month period in 1999, operating profit improved, excluding the impact of foreign exchange, in all areas other than the United States. Unallocated expenses in the third quarter of 1999 decreased $1.4 million, but were $0.7 million higher for the nine-month comparative periods. The quarterly fluctuations were due primarily to the timing of expenses.

For the third quarter, international operations in 1999 and 1998 generated 85 percent and 84 percent, respectively, of sales and all of the operating profit in both 1999 and 1998. For the nine months, international operations generated 85 percent of sales and all of the operating profit in both 1999 and 1998.


COSTS AND EXPENSES

The cost of products sold as a percentage of sales was 37.3 percent and 34.9 percent for the third quarter and nine months of 1999, respectively, compared with 41.7 percent and 38.4 percent for the respective 1998 periods. The improvement reflects re-engineering actions taken, the sale of a better mix of products, and the need for a lower level of charges for obsolete inventory.

Delivery, sales, and administrative expense as a percentage of sales was 57.4 percent and 54.3 percent of sales in the third quarter and nine-month period of 1999, respectively, compared with 58.4 percent and 53.6 percent in the respective 1998 periods. The decrease in the third quarter comparison was primarily driven by a decrease in spending by Latin America. This decrease was partially offset by an increase in spending for promotions in Europe and the United States for programs to improve sales force activity and recruiting. For the nine-month period, expenses fell, but not in proportion to the sales decrease, reflecting the fact that certain expenses are fixed for a period of time. This was also a factor in the third quarter comparison.


NET INTEREST EXPENSE

In the third quarter and first nine months of 1999, the Company incurred net interest expense of $5.5 million and $15.4 million, respectively. For the comparable 1998 periods, the Company incurred net interest expense of $7.3 million and $16.5 million, respectively. For both the three- and nine-month period comparisons, the lower net interest expense reflects the placement of a higher proportion of debt offshore in low cost countries.


TAX RATE

The effective tax rates for the third quarter and first three quarters of 1999 were 23.5 percent compared with 24.5 percent in the comparable 1998 periods and for all of 1998. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

REGIONAL RESULTS (DOLLARS IN MILLIONS)

EUROPE

                                                                                         Positive
                                                                                        (negative)
                                                   Increase               Restated        foreign             Percent
                                                  (decrease)              increase       exchange            of total
                   1999         1998         Dollar         Percent      (decrease)       impact         1999        1998
                   ----         ----         ------         -------      ----------       ------         ----        ----
Quarter:
Net sales         $  83.1      $  90.6      $  (7.5)          (8)%           (2)%         $  (5.8)        39%         42%
Operating
  profit              7.9          8.9         (1.0)         (11)             1              (1.1)        58           +

Nine Months:
Net sales         $ 346.8      $ 358.7      $ (11.9)          (3)%           (2)%         $  (5.9)        47%         47%
Operating
  profit             77.3         75.9          1.4            2              1               0.4         83           +


+ Increase of more than 100 percent.

The slight decrease in Europe's third quarter sales comparison, excluding the negative impact of weaker currencies throughout the region, was primarily driven by decreases in Germany due to the continued impact of the new social security law and in Scandinavia due to a smaller active sales force. Earlier this year legislation was enacted in Germany which imposes a tax on certain part-time workers. The Company has held meetings with the German sales force to explain the impact of the new legislation, as well as to offer financial assistance in addressing this issue for a period of time to members of the sales force who remain with the Company for a specified period. This issue could have a negative impact on German results in future periods. Partially offsetting these declines are volume-related increases in France and South Africa.

For the nine-month comparative periods, before the negative foreign exchange impact, a volume-related sales increase in France was more than offset by a decrease in Germany due to the new legislation as explained above, resulting in a slight decrease in sales.

For both the three- and nine-month periods, the slightly better trends in operating earnings compared with the sales trends reflect an improved gross margin and lower operating expenses, which were partially offset by higher spending on promotions. The improvement in the gross margin reflects re-engineering actions taken. The primary cause of the negative impact of foreign exchange on the third quarter and nine-month comparisons was a weaker euro.

ASIA PACIFIC

                                                                                    Positive
                                                                                    foreign             Percent
                                                 Increase            Restated       exchange            of total
                   1999         1998        Dollar      Percent      Increase        impact          1999        1998
                   ----         ----        ------      -------      --------        ------          ----        ----

Quarter:
Net sales         $  59.0      $  48.2      $  10.8        22%           5%          $   8.0          28%         22%
Operating
  profit              6.5          2.9          3.6         +           81               0.7          48          81

Nine Months:
Net sales         $ 166.8      $ 145.3      $  21.5        15%           4%          $  15.7          23%         19%
Operating
  profit             14.7          7.6          7.1        93           53               2.0          16          10

+ Increase of more than 100 percent.

Asia Pacific's three- and nine-month sales increase, excluding the favorable impact of foreign exchange, was due to higher volume in Korea, Indonesia, and Australia, partially offset by a decrease in Japan. In Korea and Indonesia, the active sales force was up significantly reflecting the strong recruiting in those markets over the last year in which the sales force earnings opportunity has been particularly attractive. The improvement in Australia was from a more productive sales force. In Japan, strong recruiting results throughout the year have not translated into active sellers which caused the shortfall for the quarter and nine-month period.

The significant improvement in operating profit for the quarter and nine-month comparisons, excluding the favorable currency impact, was a result of margin improvements in the majority of the countries in addition to smaller losses in China and India. The margin improvement reflects re-engineering actions taken. Currencies throughout the region strengthened in comparison with the U.S. dollar in both the third quarter and nine-month period.

LATIN AMERICA

                                                                                           Positive
                                                                                          (negative)
                                                       Increase             Restated       foreign            Percent
                                                      (decrease)            increase       exchange           of total
                         1999        1998        Dollar       Percent      (decrease)       impact        1999       1998
                         ----        ----        ------       -------      ----------       ------        ----       ----
Quarter:
Net sales               $ 37.9      $ 43.6       $ (5.7)        (13)%          (7)%         $ (2.8)        18%        20%
Operating
  Profit (loss)            1.6        (6.7)         8.3           +             +              0.6         12         nm

Nine Months:
Net sales               $112.5      $148.0       $(35.5)        (24)%         (15)%         $(15.1)        15%        19%
Operating
  Profit (loss)            6.9        (6.2)        13.1           +             +              0.7          7         nm


+ Increase of more than 100 percent.
nm Not meaningful

Latin America's sales decrease for the third quarter 1999, excluding the negative impact of foreign exchange, was mainly due to decreases in Venezuela and Argentina offset by an increase in Mexico. The decrease in Venezuela was due to a smaller sales force resulting mainly from the decision to significantly reduce the number of distributors in that market. The improvement in Mexico was primarily due to price increases. Sales for the nine-month comparative periods also decreased due to the performance of Venezuela and Argentina, in addition to decreases in Brazil, offset by the improvement in Mexico. The decreases in Brazil and Argentina were due to prior year reductions in the number of distributors. The actions taken to reduce the number of distributors in Brazil, Argentina, and Venezuela are designed to enhance the opportunity for profitability of those remaining.

The significant improvement in profitability of both periods reflects 1998 efforts to align the cost structure of the region's businesses with expected sales. The impact of foreign exchange on the comparisons reflects weakness in the Brazilian real as well as the Mexican peso for the nine-month comparison.

UNITED STATES

                                                                                  Percent
                                                           Decrease               of total
                            1999         1998        Dollar      Percent       1999       1998
                            ----         ----        ------      -------       ----       ----
Quarter:
Net sales                 $  31.9      $  35.0      $  (3.1)        (9)%        15%        16%
Operating
  loss                       (2.4)        (1.5)        (0.9)       (56)         nm         nm

Nine Months:
Net sales                 $ 108.0      $ 117.1      $  (9.1)        (8)%        15%        15%
Operating
  loss                       (5.7)        (3.2)        (2.5)       (79)         nm         nm

nm Not meaningful


In the United States, the sales decreases in both periods were from a smaller sales force reflecting the difficulty of recruiting and motivating consultants in a full employment environment. This factor was somewhat mitigated by continuing improved sales force productivity.

Both the three- and nine-month profitability comparisons fell more sharply than sales, as spending on promotions increased in an attempt to stimulate recruiting, activity of the sales force and sales. This was partially offset by improved gross margin percentages reflecting a more favorable mix of sales and a modest price increase.

FINANCIAL CONDITION

Working capital was $82.6 million as of September 25, 1999, compared with $95.5 million as of the end of 1998. The major changes were an increase in short-term borrowings, which was partially offset by lower accounts payable and accrued liabilities and by higher net accounts receivable. The lower accounts payable and accrued liabilities balances reflect a seasonal reduction and working capital management. The higher net receivables balance was the result of higher sales in Asia Pacific and sales late in the quarter in Europe. With regard to the level of short-term borrowings, the Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a lower amount was classified as current at the end of 1998 than at the end of the third quarter of 1999.

Net cash used in operating activities for the third quarter of 1999 was $1.7 million, compared with $21.5 million provided by operating activities in the 1998 period. The difference between years was primarily due to an increase in inventory in 1999 compared with a decrease in 1998, along with a greater increase in accounts receivable in 1999. The $29.1 million of cash used in investing activities was for capital expenditures, primarily for new molds.

As of September 25, 1999, the Company had $300 million available under its unsecured multicurrency credit facility, which matures in 2002. The multicurrency credit facility along with $190 million of other foreign uncommitted lines of credit, and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.


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


FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not based on historical facts are forward-looking statements involving risks and uncertainties, including sales force recruiting and activity levels, success of new products and promotional programs, economic and market conditions generally and foreign exchange risk in particular, and other risks detailed in the Company's report on Form 8-K dated February 28, 1997, as filed with the Securities and Exchange Commission. These risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements.

                                     PART II

                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


          (10.1)    Tupperware Corporation 1996 Incentive Plan as amended
                    August 18, 1999.

          (10.2)    Form of Change of Control Agreement.

          (27)      Financial Data Schedule for the third quarter of 1999.


     (b)  Reports on Form 8-K

          During the quarter, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TUPPERWARE CORPORATION



                      By: /s/ Paul B. Van Sickle
                          -------------------------------------------
                          Executive Vice President,
                            and Chief Financial Officer





                      By: /s/ Michael S. Poteshman
                          -------------------------------------------
                          Vice President and Controller



Orlando, Florida

November 5, 1999