Form 10-K
period 1999-12-25
TUPPERWARE CORP
filed 2000-03-17
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K
(Mark One)

        [X] Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
               For the fiscal year ended December 25, 1999

OR

     [   ] Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934

          For the Transition period from ________to ___________

                     Commission file number 1-11657



                         TUPPERWARE CORPORATION
         (Exact name of registrant as specified in its charter)

     Delaware                                     36-4062333
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

14901 South Orange Blossom Trail,            32837
Orlando, Florida                             (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 10, 2000 ($16.25 per share): $922,572,381.25.

As of March 10, 2000, 57,666,434 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended
December 25, 1999 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 2000 are incorporated by reference into
Part III of this Report.


                                 PART I
Item 1.  Business

(a) General Development of Business

     Tupperware Corporation (the "Registrant" or "Tupperware") is a multinational consumer products company. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. ("Premark"). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant.

BUSINESS OF TUPPERWARE CORPORATION

  Tupperware is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products.

  Principal Products. Tupperware conducts its business through a single business segment, manufacturing and marketing a broad line of high-quality consumer products for the home. The core of Tupperware's product line consists of food storage containers that preserve freshness through the well-known Tupperware seals. Tupperware also has an established line of children's educational toys, serving products and gifts. The line of products has expanded over the years into kitchen, home storage and organizing uses with products such as Modular Mates* containers, Fridge Stackables* containers, One Touch* canisters, the Rock'N Serve* line, Ultraplus* and OvenWorks* line, Expressions* line, Legacy* Serving line and TupperMagic* line, and many specialized containers. In recent years, Tupperware has expanded its offerings in the food preparation and servicing areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, serving centers, microwaveable cooking and serving products, and kitchen utensils.

  Tupperware continues to introduce new designs and colors in its product lines, and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 1999 included a wide range of products in all four geographic areas, including many using Disney movie and cartoon characters under a license. Some of the new products are the Fridgesmart* line, Royal Crest* line, Vitalic* stainless steel cookware line, Santoku Knives, Healthy Baster, Air Filter, Sandwich Keepers, and Cake Servers. New product development and introduction will continue to be an important part of Tupperware's strategy.

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

  Markets. Tupperware's business is operated on the basis of four geographic segments: Europe, Asia Pacific, Latin America, and the United States. Tupperware has operations in more than 75 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, 85% percent of total Tupperware revenues.

  Market penetration varies throughout the world. Several "developing" areas that have low penetration, such as Latin America, Asia and Eastern (Central) Europe, provide significant growth potential for Tupperware. Tupperware's strategy continues to include expansion into new markets throughout the world.

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

  Tupperware products sold under the direct selling method are sold directly to distributors or dealers throughout the world. Distributors are granted the right to market Tupperware products using the demonstration and other non-traditional retail methods and to utilize the Tupperware trademark. The vast majority of Tupperware's distributorship system is composed of distributors, managers and dealers (known in the United States as consultants) who are independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

  In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware's strategy is expanding its business by enlarging the number of distributors and dealers. Under the Tupperware system, distributors recruit, train, and motivate a large sales force to cover the distributor's geographic area. Managers are developed and promoted by distributors to assist the distributors in recruiting, training, and motivating dealers, while continuing to hold their own demonstrations.

  As of December 25, 1999, the Tupperware distribution system had over 1,800 distributors, over 51,000 managers, and over 980,000 dealers worldwide.

  Tupperware relies primarily on the "demonstration" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as "Tupperware parties," are held in homes, offices, social clubs and other locations. In excess of 14.8 million demonstrations were held in 1999 worldwide. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which helps increase its sales levels with hard-to-reach customers.

  In 1999, Tupperware continued exploring integrated access strategies to allow consumers to obtain Tupperware products other than by attending a Tupperware party. These strategies include television shopping, direct mail, kiosks and the Internet. Tupperware's strategy is to use integrated access strategies in a way that will complement its direct selling distribution network.

  The distribution of products to consumers is primarily the responsibility of distributors, who often maintain their own inventory of Tupperware products, the necessary warehouse facilities, and delivery systems; however, in some situations, Tupperware will perform the warehousing and selling function paying the distributor a commission for their sales activity. In certain markets, Tupperware offers distributors the use of a delivery system of direct product shipment to consumers or dealers, which is intended to reduce the distributor's investment in inventory and enable distributors to be more cost-efficient.

  Competition. There are two primary competitive factors which affect Tupperware's business: (i) competition with other "direct sales" companies for sales personnel and demonstration dates; and (ii) competition in all the markets for food storage and serving containers, toys, and gifts in general. Tupperware believes that it holds a significant market share in each of these markets in many countries. This has been facilitated by innovative product development and a large, dedicated worldwide sales force. Tupperware's competitive strategies are to continue to expand its direct selling and integrated access distribution systems, and to provide high-quality, high-value products throughout the world.

  Employees. Tupperware employs approximately 6,600 people, of whom approximately 1,295 are based in the United States. Tupperware's United States work force is not unionized. In certain countries, Tupperware's work force is covered by collective arrangements decreed by statute. The terms of most of these arrangements are determined on an annual basis. Additionally, approximately 130 Tupperware manufacturing employees in an Australian mold manufacturing operation are covered by a collective bargaining agreement, which is negotiated annually, and Philippine manufacturing employees have negotiated a collective bargaining agreement which will remain in effect until this year. There have been no work stoppages or threatened work stoppages by the workforce in over five years and Tupperware believes its relations with its employees to be good. The independent consultants, dealers, managers and distributors engaged in the direct sale of Tupperware products are not employees of Tupperware.

  Research and Development. For fiscal years ended 1999, 1998 and 1997, Tupperware incurred expenses of approximately $12.3 million, $13.8 million and $12.8 million respectively, on research and development activities for new products.

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

  Trademarks and Patents. Tupperware considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware trademark, Tupperware is not dependent upon any single patent or trademark, or group of patents or trademarks. The trademark on the Tupperware name is registered on a country-by-country basis. The current duration for such registration ranges from seven years to fifteen years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware's business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments.

  Environmental Laws. Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon Tupperware's capital expenditures, liquidity, earnings or competitive position.

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

  Executive Officers of the Registrant. Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 11, 2000).

   Positions and Offices Held and Principal Occupations of Employment
                         During Past Five Years

  Name and Age                  Office and Experience


Gerald M. Crompton, age 56       Senior Vice President, Product
                                 Marketing, Worldwide since November
                                 1997, after serving as Vice President,
                                 Product Marketing, Worldwide since
                                 November 1996. Prior thereto, he served
                                 as Vice President, Product Management
                                 for Tupperware Europe, Africa and
                                 Middle East since 1992.

Karel A. De Vydt, age 49         Vice President and Chief Information
                                 Officer since January 1999.  Prior
                                 thereto, he served as Director of
                                 Information Technology Worldwide from
                                 April 1997 after being the Director of
                                 Information Technology for Tupperware
                                 Europe, Africa and Middle East.

R. Glenn Drake, age 47           President, Tupperware North America
                                 since January 2000.  Prior thereto, he
                                 served as Managing Director,
                                 Tupperware Canada from September 1998
                                 after serving as Area Vice President
                                 of Tupperware North America from July
                                 1995.  Prior thereto, he served as
                                 Managing Director, Tupperware Spain
                                 from January 1993.

Lillian D. Garcia, age 43        Senior Vice President, Human Resources
                                 since December 1999.  Prior thereto,
                                 she was Vice President Human Resources
                                 since March 1999, after serving in
                                 various human resources positions
                                 within the Corporation.

E.V. Goings, age 54              Chairman and Chief Executive Officer
                                 since October 1997, after serving as
                                 President and Chief Operating Officer
                                 since 1996. Prior thereto, he served as
                                 Executive Vice President of Premark
                                 International, Inc. and President of
                                 Tupperware Worldwide since November
                                 1992.  Mr. Goings serves as a Director
                                 of SunTrust Bank, Florida.

David T. Halversen, age 55       Senior Vice President, Business
                                 Development and Communications since
                                 November 1996.  Prior thereto, he
                                 served as Senior Vice President,
                                 Planning, Business Development and
                                 Financial Relations since March 1996.
                                 He previously served as Vice President,
                                 Business Development and Planning since
                                 February 1995, after serving in various
                                 planning and strategy positions with
                                 Avon Products, Inc.

Christine J. Hanneman, age 44    Vice President, Financial Relations and
                                 Treasury since January 2000, after
                                 serving as Vice President, Financial
                                 Relations since March 1996. She served
                                 as Director, Investor Relations for
                                 Premark International, Inc. since June
                                 1994.

Charles H. R. Henry, age 49      Vice President, Process Reengineering
                                 since January 1999. From 1994 to 1998,
                                 he served in various executive
                                 positions with Tupperware Europe,
                                 Africa and Middle East.

Alan D. Kennedy, age 69          President, since April 1998. Prior
                                 thereto, he was an independent
                                 consultant, since 1996, and from 1989
                                 to 1996 served as President and CEO of
                                 Nature's Sunshine Products, Inc.

Anne E. Naylor, age 50           Vice President, Internal Audit since
                                 October 1999. Prior thereto, she served
                                 as Executive Director, Business
                                 Analysis and Audit, Cummins Engine
                                 Company from May 1995.  Prior thereto,
                                 she served as Controller, North
                                 American Engine Marketing, Cummins
                                 Engine Company since May 1991.

Gaylin L. Olson, age 54          President, Tupperware Latin America
                                 since September 1998. He has served in
                                 various executive positions for
                                 Tupperware, including Senior Vice
                                 President, Emerging Markets since May
                                 1996 and prior thereto as President,
                                 Tupperware Asia Pacific since 1993.

Michael S. Poteshman, age 36     Vice President and Controller since
                                 January 1998, after serving as
                                 Assistant Controller since March 1996.
                                 Prior thereto, he served as Director,
                                 Accounting and Reporting Standards for
                                 Premark International, Inc. since
                                 September 1993.

Thomas M. Roehlk, age 49         Senior Vice President, General Counsel
                                 and Secretary since December 1995.
                                 Prior thereto, he served as Assistant
                                 General Counsel and Assistant Secretary
                                 of Premark International, Inc.

James E. Rose, Jr., age 57       Senior Vice President, Taxes and
                                 Government Affairs since March 1997,
                                 after serving as Vice President, Taxes
                                 and Government Affairs since March
                                 1996.  Prior thereto, he served as Vice
                                 President, Taxes and Government Affairs
                                 for Premark International, Inc.

Hans Joachim Schwenzer, age 63   Senior Vice President, Tupperware
                                 Worldwide since May 1996.  He also
                                 serves as President, Tupperware
                                 Germany; President, Sales Programs and
                                 Promotions, Tupperware Europe, Africa
                                 and Middle East; and Regional General
                                 Manager, Russia.  Prior to assuming
                                 those positions, he served as
                                 President, Tupperware Europe, Africa
                                 and Middle East.

Christian E. Skroeder, age 51    Group President, Tupperware Europe,
                                 Africa and Middle East since April
                                 1998.  Prior thereto, he served in
                                 various other executive positions with
                                 Tupperware.

William E. Spears, age 54        Senior Vice President Worldwide since
                                 September 1999. Prior thereto, he
                                 served as President, Tupperware North
                                 America since January 1998.  Prior
                                 thereto, he served as President,
                                 Tupperware U.S. since February 1997
                                 after serving as Executive Vice
                                 President and Chief Operating Officer
                                 of Nature's Sunshine Products, Inc.
                                 since 1994.

Jose R. Timmerman, age 51        Senior Vice President, Worldwide
                                 Operations, since August 1997, after
                                 serving as Vice President Worldwide
                                 Operations, since October 1993.

Paul B. Van Sickle, age 60       Executive Vice President and Chief
                                 Financial Officer since September 1999.
                                 Prior thereto, he served as Executive
                                 Vice President since March 1997, after
                                 serving as Senior Vice President,
                                 Finance and Operations since November
                                 1992.

Robert W. Williams, age 56       President, Tupperware Asia Pacific
                                 since April 1995. Prior thereto, he
                                 served in various management positions
                                 in Tupperware Asia Pacific starting in
                                 August 1993.

Item 2.  Properties

     The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, the Philippines, Portugal, South Africa, and the United States, and leases manufacturing facilities in Venezuela and China. Tupperware conducts a continuing program of new product design and development at its facilities in Florida, Japan and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

 None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

     The stock price information set forth in Note 12: "Quarterly Financial Summary (Unaudited)" appearing on page 53 of the Annual Report to Shareholders for the year ended December 25, 1999, is incorporated by reference into this Report. The information set forth in Note 13:
"Rights Agreement" on page 53 of the Annual Report to Shareholders for the year ended December 25, 1999 is incorporated by reference into this Report. As of March 10, 2000, the Registrant had 12,772 shareholders of record.

Item 6.  Selected Financial Data

     The information set forth under the caption "Selected Financial Data" on pages 23 and 24 of the Annual Report to Shareholders for the year ended December 25, 1999, is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 25 through 33 of the Annual Report to Shareholders for the year ended December 25, 1999, is incorporated by reference into this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information set forth under the caption "Market Risk" on page 31 of the Annual Report to Shareholders for the year ended December 25, 1999, is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

     (a) The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 34 through 53, and on page 54, respectively, of the Annual Report to Shareholders for the year ended December 25, 1999 are incorporated by reference into this Report:

     Consolidated Statement of Income, Shareholders' Equity and Cash Flows - Years ended December 25, 1999, December 26, 1998, and December 27, 1997;

     Consolidated Balance Sheet - December 25, 1999 and December 26,
1998;

     Notes to the Consolidated Financial Statements; and

     Report of Independent Certified Public Accountants.

     (b) The supplementary data regarding quarterly results of operations contained in Note 12: "Quarterly Financial Summary
(Unaudited)" of the Notes to the Consolidated Financial Statements of Tupperware Corporation on page 53 of the Annual Report to Shareholders for the year ended December 25, 1999, is incorporated by reference into this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

     PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Compensation of Directors" on page 15 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, and the information on pages 11 through 15 of such Proxy Statement relating to executive officers' compensation is incorporated by reference into this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners" on page 7 and "Security Ownership of
Management" on page 6 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the caption "Indebtedness of Management" on page 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2000, is incorporated by reference into this Report.
PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On Form
8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 34 through 53 and on page 54, respectively, of the Annual Report to Shareholders for the year ended December 25, 1999, are incorporated by reference into this Report by Item 8 hereof:

     Consolidated Statement of Income, Shareholders' Equity and Cash Flows - Years ended December 25, 1999, December 26, 1998, and December 27, 1997;

     Consolidated Balance Sheet - December 25, 1999, and December 26,
1998;

     Notes to the Consolidated Financial Statements; and

     Report of Independent Certified Public Accountants.

(a) (2) List of Financial Statement Schedules

     The following consolidated financial statement schedule (numbered in accordance with Regulation S-X) of Tupperware Corporation is included in this Report:

     Report of Independent Certified Public Accountants on Financial Statement Schedule, page 16 of this Report; and

     Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 25, 1999, page 17 of this Report.

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

     *3.2 Amended and Restated By-laws of Tupperware Corporation as amended May 11, 1999.
                         (Attached as Exhibit 3.2 to Form 10-Q for the second quarter of 1999 filed with the Commission on August 9, 1999, and incorporated herein by reference).

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

     *4.4 Form of Warrant Agreement, including form of Warrant Certificate (Attached as Exhibit 4(a) to Tupperware Corporation's Registration Statement on Form S-3 (No. 33-12125) filed with the Commission on September 25, 1996, and incorporated herein by reference).

     *10.1 Tupperware Corporation 1996 Incentive Plan as amended August 18, 1999, (Attached as Exhibit 10.12 to Form 10-Q for the third quarter of 1999 filed with the Commission on November 5, 1999, and incorporated herein by reference).

     *10.2 Tupperware Corporation Directors' Stock Plan as amended November 12, 1998 (Attached as Exhibit 10.2 to Form 10-K (No. 1-11657) filed with the Commission on March 24,1999 and incorporated herein by reference).

     *10.3               Form of Change of Control Agreement (Attached as
                         Exhibit 10.2 to Form 10-Q for the third quarter of 1999 filed with the Commission on November 8, 1999 and incorporated herein by reference).

     *10.4               Tax Sharing Agreement between Tupperware
                         Corporation and Premark International, Inc.
                         (Attached as Exhibit 10.3 to Form 10 (No. 1-11657), filed with the Commission on May 22, 1996, and incorporated herein by reference).

     *10.5 Employee Benefits and Compensation Allocation Agreement between Tupperware Corporation and Premark International, Inc.(Attached as Exhibit
                         10.4 to Form 10 (No. 1-11657), filed with the Commission on March 4, 1996, and incorporated herein by reference).

     *10.6 Credit Agreement dated May 16, 1996, (Attached as Exhibit 10.8 to the Registrant's Registration Statement on Form 10 (No. 1-11657), filed with the Commission on May 22, 1996, as Exhibit 10.8 and incorporated herein by reference).

     *10.7 Form of Franchise Agreement between a subsidiary of the Registrant and distributors of Tupperware products in the United States (Attached as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 28, 1996, filed with the Commission on March 25, 1997, and incorporated herein by reference).

     *10.8               First Amendment dated August 8, 1997,
                         to Credit Agreement dated May 16, 1996,
                         (Attached as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 27, 1997, and filed with the Commission on March 24, 1998, and incorporated herein by reference).

     *10.9               Loan Agreement, Promissory Note, and
                         Stock Pledge Agreement dated November 13, 1998, between Tupperware and E. V. Goings (Attached as Exhibit 10.9 to Form 10-K (No. 1-11657) filed with the Commission on March 24, 1999, and incorporated herein by reference).

     13 Pages 23 through 54 of the Annual Report to Shareholders of the Registrant for the year ended December 25, 1999.

     21                  Subsidiaries of Tupperware Corporation as of
                         March 10, 2000.

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

(b) Reports on Form 8-K

     During the quarter ended December 25, 1999, the Registrant did not file any reports on Form 8-K.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Tupperware Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 18, 2000 appearing in the 1999 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Orlando, Florida
February 18, 2000




                         TUPPERWARE CORPORATION
              SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
               FOR THE THREE YEARS ENDED DECEMBER 25, 1999
                              (In millions)

Col. A       Col. B.          Col. C.             Col. D.        Col E.
--------     -------          --------            -------        -----
                            Additions
                        ---------------------
             Balance at   Charged      Charged                     Balance
             Beginning    to Costs &   to Other                    at End
Description  of Period    Expenses     Accounts     Deductions     of
Period
-----------  ----------   ----------   --------     ----------     -------


Allowance
for doubtful
accounts,
current and
long term:

Year ended
December 25,
1999           77.4        8.6            0.1    (25.3)<F1>      53.4
                                                  (7.4)<F2>
Year ended
December 26,
1998           81.9       15.0           (0.5)   (22.3)<F1>      77.4
                                                    3.3<F2>
Year ended
December 27,
1997           67.9      27.5             0.8     (12.1)<F1>     81.9
                                                  (2.2)<F2>

Valuation
allowance for
deferred tax
assets:

Year ended
December 25,
1999           23.9       6.9             --            --          30.8

Year ended
December 26,
1998           14.4       9.5             --             --         23.9

Year ended
December 27,
1997           25.8    (11.4)             --             --         14.4

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


Signature                     Title

                         Chairman of the Board of Directors,
E. V. Goings             Chief Executive Officer and Director
                         (Principal Executive Officer)

                         Executive Vice President and
                         Chief Financial Officer
Paul B. Van Sickle       (Principal Financial Officer)

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

     *                   Director
Betsy D. Holden

     *                   Director
Joe R. Lee

     *                   Director
Bob Marbut

     *                   Director
Angel R. Martinez
     *                   Director
David R. Parker

     *                   Director
Robert M. Price

     *                   Director
Joyce M. Roche


 *By
     Thomas M. Roehlk
     Attorney-in-fact

March 17, 2000


EXHIBIT INDEX


Exhibit No.              Description

13                  Pages 23 through 54 of the
                    Annual Report to Shareholders
                    of the Registrant for the year
                    ended December 25, 1999

21                  Subsidiaries of Tupperware
                    Corporation as of March 10, 2000

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