Form 10-Q
period 2000-04-01
TUPPERWARE CORP
filed 2000-05-12
CIK 1008654

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the 14 weeks ended April 1, 2000

OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Transition period from __________________ to _____________________

                         Commission file number 1-11657


                             TUPPERWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                 36-4062333
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

14901 SOUTH ORANGE BLOSSOM TRAIL, ORLANDO, FLORIDA                  32837
--------------------------------------------------               ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (407) 826-5050


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of May 10, 2000, 57,727,550 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.


================================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Statements of Income (Unaudited)
              for the 14 weeks ended April 1, 2000 and
              13 weeks ended March 27, 1999  ............................   2

           Consolidated Balance Sheets (Unaudited) as of
             April 1, 2000 and December 25, 1999.........................   3

           Consolidated Statements of Cash Flows (Unaudited)
             for the 14 weeks ended April 1, 2000 and
             13 weeks ended March 27, 1999 ..............................   5

           Notes to Consolidated Financial Statements (Unaudited) .......   6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   9

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................  15

SIGNATURES ..............................................................  16


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 25, 1999.

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

                             TUPPERWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                 14 WEEKS ENDED            13 WEEKS ENDED
                                                                    APRIL 1,                  MARCH 27,
                                                                      2000                       1999
                                                                 --------------            --------------
                                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales ................................................         $    268.6                $    250.9
                                                                   ----------                ----------

Costs and expenses:.......................................
   Cost of products sold..................................               93.8                      84.1
   Delivery, sales, and
    administrative expense................................              143.5                     137.7
   Interest expense.......................................                6.0                       5.2
   Interest income........................................               (0.4)                     (0.5)
   Other expense, net.....................................                0.9                       1.1
                                                                   ----------                ----------
      Total costs and expenses............................              243.8                     227.6
                                                                   ----------                ----------

Income before income taxes................................               24.8                      23.3
Provision for income taxes................................                5.6                       5.5
                                                                   ----------                ----------
Net income ...............................................         $     19.2                $     17.8
                                                                   ==========                ==========
Net income per common share:
   Basic..................................................         $     0.33                $     0.31
                                                                   ==========                ==========

   Diluted................................................         $     0.33                $     0.31
                                                                   ==========                ==========


 See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)


                                                                             APRIL 1,                  DECEMBER 25,
                                                                               2000                         1999
                                                                           ------------                ------------
                                                                                        (IN MILLIONS)
Cash and cash equivalents ................................                 $       28.3                $     24.4

Accounts receivable ......................................                        120.3                     136.9
   Less allowances for doubtful accounts .................                        (21.0)                    (22.5)
                                                                           ------------                ----------
                                                                                   99.3                     114.4

Inventories ..............................................                        140.8                     136.7
Deferred income tax benefits .............................                         47.4                      48.5
Prepaid expenses and other assets ........................                         40.8                      46.5
                                                                           ------------                ----------

   Total current assets ..................................                        356.6                     370.5
                                                                           ------------                ----------

Deferred income tax benefits .............................                        106.4                     107.9

Property, plant, and equipment ...........................                        946.3                     954.1
   Less accumulated depreciation .........................                       (714.1)                   (711.2)
                                                                           ------------                ----------
                                                                                  232.2                     242.9
Long-term receivables, net of allowances of
  $29.7 million at April 1, 2000 and
  $28.0 million at December 25, 1999 .....................                         36.8                      34.2
Other assets .............................................                         45.3                      40.6
                                                                           ------------                ----------

   Total assets ..........................................                 $      777.3                $    796.1
                                                                           ============                ==========




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                     APRIL 1,                     DECEMBER 25,
                                                                       2000                           1999
                                                                    -----------                   ------------
                                                                           (DOLLARS IN MILLIONS EXCEPT
                                                                                PER SHARE AMOUNTS)
Accounts payable ...............................................   $       53.9                    $    87.8
Short-term borrowings and current portion of
   long-term debt ..............................................           50.3                         43.9
Accrued liabilities ............................................          152.2                        177.5
                                                                    -----------                    ---------

   Total current liabilities ...................................          256.4                        309.2

Long-term debt .................................................          280.3                        248.5
Accrued post-retirement benefit cost ...........................           37.4                         37.0
Other liabilities ..............................................           53.7                         56.1

Shareholders' equity:
 Preferred stock, $0.01 par value, 200,000,000
    shares authorized; none issued .............................             --                           --
 Common stock, $0.01 par value, 600,000,000
    shares authorized; 62,367,289 shares issued                             0.6                          0.6
 Paid-in capital ...............................................           20.3                         20.3
 Subscription receivable .......................................           (7.6)                        (7.7)
 Retained earnings .............................................          490.5                        484.0
 Treasury stock, 4,697,855 shares at
   April 1, 2000, and 4,701,740 shares
   at December 25, 1999, at cost ...............................         (140.1)                      (140.2)
 Unearned portion of restricted stock issued
    for future service .........................................           (0.5)                        (0.6)
 Accumulated other comprehensive income ........................         (213.7)                      (211.1)
                                                                    -----------                    ---------

   Total shareholders' equity ..................................          149.5                        145.3
                                                                    -----------                    ---------

   Total liabilities and shareholders' equity ..................    $     777.3                    $   796.1
                                                                    ===========                    =========




    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              14 WEEKS ENDED          13 WEEKS ENDED
                                                                                 APRIL 1,                MARCH 27,
                                                                                   2000                     1999
                                                                              --------------          --------------
                                                                                           (IN MILLIONS)
OPERATING ACTIVITIES:
Net income ...............................................................      $     19.2              $     17.8
Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation .......................................................            15.4                    14.7
      Loss on sale of assets .............................................             1.9                     0.6
      Foreign exchange loss, net .........................................             0.1                     0.1

Changes in assets and liabilities:
   Decrease (increase) in accounts receivable ............................             7.4                    (9.8)
   Increase in inventories ...............................................            (7.6)                   (7.7)
   Decrease in accounts payable and accrued liabilities...................           (45.2)                  (23.3)
   (Decrease) increase in income taxes payable ...........................            (4.5)                    2.1
   Increase in net deferred income taxes .................................            (2.9)                   (4.0)
   Other, net ............................................................             1.0                    (0.3)
                                                                                ----------              ----------
      Net cash used in operating activities ..............................           (15.2)                   (9.8)
                                                                                ----------              ----------
INVESTING ACTIVITIES:
   Capital expenditures ..................................................            (8.4)                   (7.3)
                                                                                ----------              ----------
FINANCING ACTIVITIES:
   Dividend payments to shareholders .....................................           (12.7)                  (12.7)
   Net increase in short-term debt .......................................            40.2                    31.7
                                                                                ----------              ----------
     Net cash provided by financing activities ...........................            27.5                    19.0
                                                                                ----------              ----------
Effect of exchange rate changes on cash and cash
  equivalents ............................................................             0.0                    (0.5)
                                                                                ----------              ----------

     Net increase in cash and cash equivalents............................             3.9                     1.4

Cash and cash equivalents at beginning of year ...........................            24.4                    23.0
                                                                                ----------              ----------

Cash and cash equivalents at end of period ...............................      $     28.3              $     24.4
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

The Company's fiscal year ends on the last Saturday of December. Fiscal 2000 will consist of 53 weeks compared with 52 weeks in 1999. As a result, the first quarter includes 14 weeks in 2000 compared with 13 weeks in 1999.


NOTE 2:  INVENTORIES

Inventories, by component, are summarized as follows (in millions):

                                                      APRIL 1,      DECEMBER 25,
                                                       2000             1999
                                                     ---------      ------------

Finished goods ....................................  $    45.5       $    66.0
Work in process ...................................       28.9            27.9
Raw materials and supplies ........................       66.4            42.8
                                                     ---------       ---------
   Total inventories ..............................  $   140.8       $   136.7
                                                     =========       =========

NOTE 3:  NET INCOME PER COMMON SHARE

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was
57.6 million for the both the 14 weeks ended April 1, 2000, and the 13 weeks ended March 27, 1999.

The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.2 million of shares of potential common stock for both periods presented. Options to purchase 5.7 million and 4.4 million shares of common stock in the first quarter of 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock.

NOTE 4:  OTHER COMPREHENSIVE INCOME

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the 14 weeks ended April 1, 2000, and 13 weeks ended March 27, 1999, were as follows (in millions):


                                                            14 WEEKS ENDED    13 WEEKS ENDED
                                                             APRIL 1, 2000    MARCH 27, 1999
                                                            --------------    --------------
Net income                                                    $    19.2         $    17.8
Foreign Currency translation adjustments
  net of tax of $1.7 million for the first quarter 2000,
  and $3.3 million in the first quarter 1999                       (2.6)            (17.6)
                                                              ---------         ---------
Comprehensive income                                          $    16.6         $     0.2
                                                              =========         =========

Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.

NOTE 5:  RE-ENGINEERING PROGRAM

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales over three years through improved organizational alignment, a higher gross margin percentage, and reduced operating expenses.

The liability balance as of April 1, 2000, was as follows (in millions):

         Balance at December 25, 1999                $  0.9
           Provision                                     --
           Cash expenditures                           (0.7)
                                                     ------
         Balance at April 1, 2000                    $  0.2
                                                     ======

NOTE 6:  SEGMENT INFORMATION

The Company operates worldwide predominantly in one line of business: the manufacture and distribution, primarily through independent direct sales forces, of plastic food storage and serving containers, microwave cookware, oven cookware and educational toys. Its operations are organized into the four geographic segments included in the following table (in millions):

                                              14 WEEKS ENDED   13 WEEKS ENDED
                                                 APRIL 1,         MARCH 27,
                                                  2000              1999
                                              --------------   --------------
         Net sales:
            Europe                               $  132.5         $   143.1
            Asia Pacific                             56.2              44.5
            Latin America                            44.1              31.6
            United States                            35.8              31.7
                                                 --------         ---------
              Total net sales                    $  268.6         $   250.9
                                                 ========         =========
         Operating profit (loss):
            Europe                               $   34.8         $    38.5
            Asia Pacific                              4.3               0.1
            Latin America                             2.4               0.7
            United States                            (3.2)             (4.2)
                                                 --------         ---------
              Total operating profit                 38.3              35.1

         Unallocated expenses                        (7.9)             (7.1)
         Interest expense, net                       (5.6)             (4.7)
                                                 --------         ---------
         Income before income taxes              $   24.8         $    23.3
                                                 ========         =========

NOTE 7:  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In 1999, the Financial Accounting Standards Board (FASB) amended the effective date for Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" to fiscal years beginning after June 30, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. Adoption of the statement, which is required for the Company's year 2001 financial statements, will have no impact on the accounting treatment related to the hedging programs the Company has undertaken.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 14 weeks ended April 1, 2000, compared with the 13 weeks ended March 27, 1999, and changes in financial condition during the 14 weeks ended April 1, 2000. The current year's quarter includes 14 weeks because the Company's fiscal year ends on the last Saturday of each calendar year and will include 53 weeks in 2000.

NET SALES AND NET INCOME

Net sales for the first quarter ended April 1, 2000, were $268.6 million, an increase of $17.7 million, or 7.0 percent, from $250.9 million in 1999. Excluding the $13.2 million negative impact of foreign exchange, net sales increased 12.9 percent over 1999. All areas contributed to the increase, with Asia Pacific, Latin America and the United States reporting double-digit growth, in part due to the extra week. Also impacting sales is the modification in the distribution model for three countries in Latin America (see Regional Results - Latin America).

Net income for the quarter increased 7.9 percent to $19.2 million, or $0.33 per share, as compared with $17.8 million, or $0.31 per share, in 1999. Included in the first quarter 2000 results are costs of $2.5 million ($1.9 million after tax), or $0.04 per share, associated with the Company's three-year re-engineering program announced in 1999. These costs are recorded in Delivery, sales, and administrative expense, and represent internal and external consulting costs to design and execute the re-engineering actions. Foreign exchange had a $3.4 million negative impact on the results. Excluding the re-engineering costs and the impact of foreign exchange, net income increased
46.5 percent to $21.1 million, or $0.37 per share, driven by improvements in all of the areas.

In both the first quarter of 2000 and 1999, international operations generated 87 percent of sales and all operating profit.

COSTS AND EXPENSES

The cost of products sold as a percentage of sales was 34.9 percent and 33.5 percent for the first quarter of 2000 and 1999, respectively. The increase was due to a higher level of promotional activity in Europe, Latin America and the United States and sale of lower margin products, partially offset by price increases in Asia Pacific in line with inflation and improvements related to the re-engineering actions taken.

Delivery, sales, and administrative expenses decreased as a percentage of sales to 53.4 percent for the first quarter of 2000 as compared to 54.9 percent in 1999. Included in the expenses for 2000 was $2.5 million, or 0.9 percentage points, for internal and external consulting costs to design and execute the re-engineering actions. Contributing to the decrease was lower promotion and operating expenses as a percent of sales, partially offset by higher distribution expenses.

NET INTEREST EXPENSE

For the first quarter of 2000, net interest expense increased $0.9 million over 1999 due to a higher level of commercial paper outstanding, coupled with higher interest rates in the United States.

TAX RATE

The effective tax rate for the first quarter of 2000 was 22.5 percent compared with 23.5 percent in 1999. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

REGIONAL RESULTS (DOLLARS IN MILLIONS)

EUROPE


                                                                                  Negative
                                                                                   foreign           Percent
                                               Decrease            Restated       exchange           of total
                 2000         1999        Dollar     Percent       increase        impact        2000       1999
               -------      -------     --------     -------       --------       --------       ----       ----
Net sales      $ 132.5      $ 143.1     $ (10.6)       (7)%              4%       $ (16.2)        49%        57%
Operating
  profit          34.8         38.5        (3.7)      (10)               4           (4.9)        91          +

+ More than 100 percent.

The sales increase in Europe, excluding the impact of a weaker euro, was primarily driven by Germany, with increases also in Scandinavia, South Africa, and Austria, partially offset by a decline in France due to extreme weather in the early part of the quarter and a less productive sales force.

In 1999, Germany, the region's largest market, experienced a decline in sales due to the impact of legislation which imposes a tax on certain part-time workers. The Company held meetings in 1999 with the German sales force to explain the impact of the new legislation, as well as to offer financial assistance in addressing this issue to members of the sales force who remain with the Company for a specified period. Sales and profits were up in this market in the first quarter, and the expectation is that the impact of the new legislation will have been mitigated by the end of the first half of 2000.

Excluding the negative impact of foreign exchange, the operating profit improvement was attributed primarily to the increase in sales volume and promotion expense cost reductions in Germany.

ASIA PACIFIC


                                                                                      Positive
                                                                                       foreign           Percent
                                                     Increase          Restated       exchange           of total
                        2000        1999        Dollar     Percent     increase        impact        2000       1999
                       -----        -----       ------     -------     --------       --------       ----       ----
Net sales              $56.2        $44.5       $11.7        26%          22%           $1.8          21%        18%
Operating
  profit                 4.3          0.1         4.2         +            +              --          11         --

+ Increase of more than 100 percent.

The area's increase in first quarter net sales was primarily driven by Japan, Korea and Australia, partially offset by a decline in the Philippines. Japan's programs to improve the activity of its sales force were successful, and the new products were well received. In Korea, sales in advance of a price increase in line with inflation, in addition to a more productive sales force led to the increase in sales. The impact of foreign exchange on the comparison reflected the strengthening of the Japanese yen.

The significant improvement in operating profit for the quarter was driven by cost reductions and sales volumes in Japan, as well as operating profit increases in Korea as a result of decreased expenses and higher gross profits from sales volume and a higher gross margin percentage.

LATIN AMERICA


                                                                                Positive
                                                                                 foreign           Percent
                                              Increase            Restated      exchange           of total
                 2000        1999        Dollar     Percent       increase       impact        2000       1999
                ------      ------       ------     -------       --------      --------       ----       ----
Net sales       $ 44.1      $ 31.6       $ 12.5       39%            34%          $ 1.2         17%        12%
Operating
  profit           2.4         0.7          1.7        +              +             0.4          6          2

+ Increase of more than 100 percent.

Beginning in the first quarter of 2000, the distribution model for Brazil, Argentina and Venezuela has been modified. In these markets, the sales are now made directly to the sales force with distributors compensated through commission payments. This model results in sales being recorded at an amount that includes the margin that previously went to distributors, although there is no impact to the operating profit. This change enables distributors to focus less on administrative tasks and more on recruiting, training and motivating their sales forces.

Excluding the impact of the distribution center model, first quarter 2000 net sales increased 18.3 percent in comparison with 1999. The area also reported a significant improvement in operating profit. Mexico accounted for most of the sales increase due to higher sales force productivity; however, because of a decline in gross margin percentage due to its sales mix, operating profit did not rise as significantly. In comparison with 1999, Brazil increased the number of distributors in 2000, and reported a sales increase due to an increase in sales force productivity. Venezuela contributed to the profit improvement due to its lower cost structure.

UNITED STATES


                                                                               Percent
                                                    Increase                  of total
                    2000        1999           Dollar     Percent         2000       1999
                   ------      ------          ------     -------         ----       ----
Net sales          $ 35.8      $ 31.7          $ 4.1        13%            13%        13%
Operating
  loss               (3.2)       (4.2)           1.0        24             nm         nm

nm - Not meaningful

For the first quarter of 2000, sales increased 13 percent, and the area reported a lower operating loss in comparison with 1999. The area is still experiencing difficulty in recruiting and motivating consultants in a full employment environment; however, the area is achieving higher-quality recruits through training and retention programs. The sales increase was driven primarily by the significant sales force productivity combined with promotional activity. The area continues its integrated direct access initiatives, which is a convergence of the core party plan business with kiosks, the Internet, and television sales. These initiatives had only a slight impact on the first quarter sales comparison as Internet sales were modest and because only a small number of kiosks were open in January and February.

The area had a lower operating loss in 2000 in comparison with 1999 which was attributed to higher sales volume and a higher gross margin percentage, partially offset by higher operating expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources. Working capital increased to $100.2 million as of April 1, 2000, compared with $61.3 million as of the end of 1999. This increase was primarily driven by lower accounts payable and accrued liabilities partially offset by lower accounts receivable. The lower accounts payable and accrued liabilities balances reflect a seasonal reduction and timing of payments. The lower net receivables balance was the result of collections against the high late fourth quarter 1999 sales in Asia Pacific and Europe. With regard to the level of short-term borrowings, the Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a lower amount was classified as current at the end of 1999 than at the end of the first quarter of 2000.

As of April 1, 2000, the Company had $300 million available under its unsecured multicurrency credit facility, which matures in 2002. The multicurrency credit facility along with $241 million of other foreign uncommitted lines of credit, and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

Operating Activities. Net cash used in operating activities for the first quarter of 2000 was $15.2 million, compared with $9.8 million in the 1999 period. The difference between the periods was primarily due to a higher decrease in accounts payable and accrued liabilities, partially offset by an decrease in accounts receivable in 2000 compared with an increase in 1999.

Investing Activities. The $8.4 million of cash used in investing activities was for capital expenditures, primarily for new molds.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  Exhibit 27 - Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K
                  During the quarter, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TUPPERWARE CORPORATION


                                              By: /s/ Paul B. Van Sickle
                                                  -----------------------------
                                                  Executive Vice President,
                                                  and Chief Financial Officer


                                              By: /s/ Michael S. Poteshman
                                                  -----------------------------
                                                  Vice President and Controller


Orlando, Florida

May 12, 2000