Form 10-Q
period 2000-07-01
TUPPERWARE CORP
filed 2000-08-15
CIK 1008654

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                       For the 13 weeks ended July 1, 2000

OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


               For the Transition period from ________ to ________

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


As of August 7, 2000, 57,732,410 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.


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

ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Statements of Income (Unaudited)
              for the 13 weeks ended July 1, 2000 and
              June 26, 1999  ..................................................        2

           Consolidated Statements of Income (Unaudited)
              for the 27 weeks ended July 1, 2000 and
              26 weeks ended June 26, 1999  ...................................        3

           Consolidated Balance Sheets (Unaudited) as of
             July 1, 2000 and December 25, 1999................................        4

           Consolidated Statements of Cash Flows (Unaudited)
             for the 27 weeks ended July 1, 2000 and
             26 weeks ended June 26, 1999 .....................................        6

           Notes to Consolidated Financial Statements (Unaudited) .............        7

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................       10


                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................       18

SIGNATURES ....................................................................       19


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 25, 1999.

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

                             TUPPERWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         13 WEEKS ENDED
                                                    ----------------------------
                                                    JULY 1,             JUNE 26,
                                                     2000                1999
                                                    -------             -------
                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales ..............................            $ 272.6             $ 271.3
                                                    -------             -------

Costs and expenses:
   Cost of products sold ...............               93.5                93.1
   Delivery, sales, and
    administrative expense .............              137.0               138.9
   Interest expense ....................                4.7                 5.9
   Interest income .....................               (0.4)               (0.7)
   Re-engineering charge ...............                 --                15.1
   Other expense, net ..................                0.3                 0.3
                                                    -------             -------
      Total costs and expenses .........              235.1               252.6
                                                    =======             =======

Income before income taxes .............               37.5                18.7
Provision for income taxes .............                8.4                 4.4
                                                    =======             =======
Net income .............................            $  29.1             $  14.3
                                                    =======             =======

Net income per common share:
   Basic ...............................            $  0.50             $  0.25
                                                    =======             =======

   Diluted .............................            $  0.50             $  0.25
                                                    =======             =======


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                             27 WEEKS ENDED   26 WEEKS ENDED
                                                 JULY 1,          JUNE 26,
                                                  2000             1999
                                                --------         --------
                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales ..............................        $  541.2         $  522.2
                                                --------         --------

Costs and expenses:
   Cost of products sold ...............           187.3            177.2
   Delivery, sales, and
    administrative expense .............           280.5            276.6
   Interest expense ....................            10.7             11.1
   Interest income .....................            (0.8)            (1.2)
   Re-engineering charge ...............              --             15.1
   Other expense, net ..................             1.2              1.4
                                                --------         --------
      Total costs and expenses .........           478.9            480.2
                                                ========         ========

Income before income taxes .............            62.3             42.0
Provision for income taxes .............            14.0              9.9
                                                --------         --------
Net income .............................        $   48.3         $   32.1
                                                ========         ========

Net income per common share:
   Basic ...............................        $   0.83         $   0.56
                                                ========         ========

   Diluted .............................        $   0.83         $   0.56
                                                ========         ========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                        JULY 1,       DECEMBER 25,
                                                         2000            1999
                                                        -------         -------
                                                            (IN MILLIONS)
Cash and cash equivalents ......................        $  25.4         $  24.4

Accounts receivable ............................          134.1           136.9
   Less allowances for doubtful accounts .......          (21.5)          (22.5)
                                                        -------         -------
                                                          112.6           114.4

Inventories ....................................          143.4           136.7
Deferred income tax benefits ...................           48.8            48.5
Prepaid expenses and other assets ..............           41.5            46.5
                                                        -------         -------

   Total current assets ........................          371.7           370.5
                                                        -------         -------

Deferred income tax benefits ...................          106.3           107.9

Property, plant, and equipment .................          942.9           954.1
   Less accumulated depreciation ...............         (720.2)         (711.2)
                                                        -------         -------
                                                          222.7           242.9

Long-term receivables, net of allowances of
  $28.5 million at July 1, 2000 and
  $28.0 million at December 25, 1999 ...........           32.2            34.2
Other assets ...................................           45.1            40.6
                                                        -------         -------

   Total assets ................................        $ 778.0         $ 796.1
                                                        =======         =======


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                         JULY 1,       DECEMBER 25,
                                                          2000            1999
                                                        -------         -------
                                                    (DOLLARS IN MILLIONS EXCEPT PER
                                                              SHARE AMOUNTS)
Accounts payable ...............................        $  58.2         $  87.8
Short-term borrowings and current portion of
   long-term debt ..............................           56.0            43.9
Accrued liabilities ............................          132.3           177.5
                                                        -------         -------

   Total current liabilities ...................          246.5           309.2

Long-term debt .................................          290.9           248.5
Accrued post-retirement benefit cost ...........           37.2            37.0
Other liabilities ..............................           51.7            56.1

Commitments and contingencies

Shareholders' equity:
 Preferred stock, $0.01 par value, 200,000,000
    shares authorized; none issued .............             --              --
 Common stock, $0.01 par value, 600,000,000
    shares authorized; 62,367,289 shares issued             0.6             0.6
 Paid-in capital ...............................           20.3            20.3
 Subscription receivable .......................           (7.6)           (7.7)
 Retained earnings .............................          505.8           484.0
 Treasury stock, 4,639,501 shares at
   July 1, 2000, and 4,701,740 shares
   at December 25, 1999, at cost ...............         (138.3)         (140.2)
 Unearned portion of restricted stock issued
    for future service .........................           (0.4)           (0.6)
 Accumulated other comprehensive income ........         (228.7)         (211.1)
                                                        -------         -------

   Total shareholders' equity ..................          151.7           145.3
                                                        -------         -------

   Total liabilities and shareholders' equity ..        $ 778.0         $ 796.1
                                                        =======         =======


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           27 WEEKS ENDED    26 WEEKS ENDED
                                                                JULY 1,         JUNE 26,
                                                                  2000            1999
                                                                 -------         -------
                                                                     (IN MILLIONS)
OPERATING ACTIVITIES:
Net income ..............................................        $  48.3         $  32.1
Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation ......................................           28.1            29.8
      Loss on sale of assets ............................            1.3             1.4
      Foreign exchange loss, net ........................            0.1             0.1
      Non-cash impact of re-engineering charge ..........             --             3.1

Changes in assets and liabilities:
   Increase in accounts receivable ......................           (5.0)          (19.1)
   Increase in inventories ..............................          (14.4)           (7.6)
   Decrease in accounts payable and accrued liabilities .          (43.3)          (13.5)
   Decrease in income taxes payable .....................           (3.1)           (7.2)
   Increase in net deferred income taxes ................           (6.2)          (14.9)
   Other, net ...........................................           (8.0)           (4.6)
                                                                 -------         -------
      Net cash used in operating activities .............           (2.2)           (0.4)
                                                                 -------         -------

INVESTING ACTIVITIES:
   Capital expenditures .................................          (15.3)          (19.7)
                                                                 -------         -------

FINANCING ACTIVITIES:
   Dividend payments to shareholders ....................          (38.1)          (25.4)
   Proceeds from exercise of stock options ..............            0.9              --
   Net increase in short-term debt ......................           56.4            44.3
                                                                 -------         -------
     Net cash provided by financing activities ..........           19.2            18.9
                                                                 -------         -------

Effect of exchange rate changes on cash and cash
  equivalents ...........................................           (0.7)            0.1
                                                                 -------         -------

     Net increase (decrease) in cash and cash equivalents            1.0            (1.1)

Cash and cash equivalents at beginning of year ..........           24.4            23.0
                                                                 -------         -------

Cash and cash equivalents at end of period ..............        $  25.4         $  21.9
                                                                 =======         =======


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company's fiscal year ends on the last Saturday of December. Fiscal 2000 will consist of 53 weeks compared with 52 weeks in 1999. As a result, in 2000, the first quarter and the first six months included 14 weeks and 27 weeks, respectively, compared with 13 weeks and 26 weeks for the same periods in 1999.


NOTE 2:  INVENTORIES

Inventories, by component, are summarized as follows (in millions):

                                                                          JULY 1,             DECEMBER 25,
                                                                           2000                   1999
                                                                     -----------------      -----------------
Finished goods ...............................................       $           69.3       $           66.0
Work in process ..............................................                   28.2                   27.9
Raw materials and supplies ...................................                   45.9                   42.8
                                                                     -----------------      -----------------
   Total inventories .........................................       $          143.4       $          136.7
                                                                     =================      =================


NOTE 3:  NET INCOME PER COMMON SHARE

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. For the 13 weeks ended July 1, 2000, and June 26, 1999, the weighted average number of shares used in the basic earnings per share computations was 57.7 million and 57.5 million, respectively. For the six-month period, the weighted average number of shares used in the basic earnings per share computations was 57.6 million and
57.5 million for 2000 and 1999, respectively.

The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.3 million shares of potential common stock for the quarter and year-to-date 2000 and 0.4 million shares for the quarter and year-to-date 1999. Options to purchase 3.4 million and 2.4 million shares of common stock in the second quarter of 2000 and 1999, respectively, and 4.6 million and 3.4 million shares of common stock in the six-month period of 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock.


NOTE 4:  OTHER COMPREHENSIVE INCOME

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the second quarter and year-to-date periods, were as follows (in millions):


                                              13 WEEKS ENDED             27 WEEKS          26 WEEKS
                                      -------------------------------      ENDED              ENDED
                                        JULY 1,          JUNE 26,          JULY 1,           JUNE 26,
                                          2000              1999             2000               1999
                                       ---------       ------------      ----------        -----------
Net income                             $    29.1       $       14.3      $     48.3        $      32.1
Foreign currency translation
  adjustments net of tax
  provision of $0.4 and $1.8
  million for the second
  quarter 2000, and 1999,
  respectively, and $2.1
  and $5.1 million for
  comparable year-to-date
  periods                                  (15.0)                3.1          (17.6)             (14.5)
                                       ---------       ------------      ----------        -----------
Comprehensive income                   $    14.1       $       17.4      $     30.7        $      17.6
                                       =========       ============      ==========        ===========


Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.

NOTE 5:  RE-ENGINEERING PROGRAM

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales over three years through improved organizational alignment, a higher gross margin percentage, and reduced operating expenses.

The liability balance as of July 1, 2000, was as follows (in millions):

            Balance at December 25, 1999               $0.9
              Provision                                  --
              Cash expenditures                        (0.9)
                                                       ----
            Balance at July 1, 2000                    $ --
                                                       ====

NOTE 6:  SEGMENT INFORMATION

The Company operates worldwide predominantly in one line of business: the manufacture and distribution, primarily through independent direct sales forces, of plastic food storage and serving containers, microwave cookware, oven cookware, and educational toys. Its operations are organized into the four geographic segments included in the following table (in millions):


                                                 13 WEEKS ENDED
                                          -----------------------------         27 WEEKS ENDED        26 WEEKS ENDED
                                          JULY 1,              JUNE 26,              JULY 1,              JUNE 26,
                                            2000                 1999                 2000                  1999
                                          ------                ------                ------                ------
Net sales:
   Europe                                 $103.2                $120.6                $235.7                $263.7
   Asia Pacific                             69.3                  63.3                 125.5                 107.8
   Latin America                            51.4                  43.0                  95.5                  74.6
   United States                            48.7                  44.4                  84.5                  76.1
                                          ------                ------                ------                ------
     Total net sales                      $272.6                $271.3                $541.2                $522.2
                                          ======                ======                ======                ======

Operating profit (loss):
   Europe                                 $ 27.1                $ 30.9                $ 61.9                $ 69.4
   Asia Pacific                             14.8                   8.1                  19.1                   8.2
   Latin America                             5.0                   4.6                   7.4                   5.3
   United States                             3.7                   0.9                   0.5                  (3.3)
                                          ------                ------                ------                ------
     Total operating profit                 50.6                  44.5                  88.9                  79.6

Unallocated expenses                        (8.8)                 (5.5)                (16.7)                (12.6)
Re-engineering charge                         --                 (15.1)                   --                 (15.1)
Interest expense, net                       (4.3)                 (5.2)                 (9.9)                 (9.9)
                                          ------                ------                ------                ------
Income before income taxes                $ 37.5                $ 18.7                $ 62.3                $ 42.0
                                          ======                ======                ======                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 13 weeks and 27 weeks ended July 1, 2000, compared with the 13 weeks and 26 weeks ended June 26, 1999, and changes in financial condition during the 27 weeks ended July 1, 2000.

The Company's fiscal year ends on the last Saturday of December. Fiscal 2000 will consist of 53 weeks compared with 52 weeks in 1999. As a result, in 2000, the first quarter and the first six months included 14 weeks and 27 weeks, respectively, compared with 13 weeks and 26 weeks for the same periods in 1999.

NET SALES

Net sales for the second quarter ended July 1, 2000, were $272.6 million, an increase of $1.3 million, or 0.5 percent, from $271.3 million in 1999. Excluding a $13.7 million negative impact of foreign exchange, net sales increased 5.8 percent over 1999. Increases in Asia Pacific, Latin America and the United States offset a slight decline in Europe.

Net sales for the year-to-date period ended July 1, 2000, were $541.2 million, an increase of $19.0 million, or 3.6 percent, from $522.2 million in 1999. Excluding a $26.9 million negative impact of foreign exchange, net sales increased 9.3 percent over 1999. The increase was attributable to improvements in all four areas, in part due to the extra week in 2000.

Also impacting sales is a modification in the distribution model for three countries in Latin America. In these countries, sales are now made directly to the sales force with distributors compensated through commission payments. This model results in sales being recorded at an amount that includes the margin that previously went to distributors, although there is no impact to the operating profit. Excluding the impact of this new model and foreign exchange, net sales increased 3.8 percent and 7.2 percent for the quarter and year-to-date, respectively.

RE-ENGINEERING COSTS

In 1999, the Company announced a three-year re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage, and reduced operating expenses. Included in the second quarter and year-to-date 1999 results are costs of $15.1 million ($11.6 million after tax), or $0.20 per share, primarily for severance costs and asset write-downs associated with plant closures. In 2000, delivery, sales, and administrative expense includes $2.2 million ($1.7 million after tax), or $0.03 per share, for the quarter and $4.7 million ($3.6 million after tax), or $0.07 per share, for the six months, associated with internal and external consulting costs to design and execute the re-engineering actions.

COSTS AND EXPENSES

Cost of products sold as a percentage of sales were 34.3 percent for both the second quarter of 2000 and 1999. For the six-month period, cost of products sold increased as a percentage of sales from 33.9 percent in 1999 to 34.6 percent in 2000, primarily due to higher costs in Europe. For the quarter and year-to-date 2000, lower cost percentages in Asia Pacific and Latin America were driven by price increases in line with inflation, and a favorable product mix in Asia Pacific. For the quarter, these improvements were partially offset by a slight cost increase in Europe. Cost savings achieved in both the quarter and six-month periods through re-engineering efforts were offset by higher raw material prices and a less favorable mix of sales in Europe and Latin America.

Delivery, sales, and administrative expenses decreased as a percentage of sales to 50.2 percent for the second quarter 2000 compared with 51.2 percent in 1999. For the first half of the year, the percentage decreased to 51.8 percent compared with 53.0 percent in 1999. Contributing to the decrease was lower promotion and operating expenses as a percent of sales, partially offset by re-engineering costs and higher distribution expenses. The decrease in operating expenses were partially due to a second quarter benefit of a use tax incentive in Asia Pacific. This benefit, which is for this year only, comes from a change in legal structure in that area and is expected to result in additional benefit in the second half of 2000.

NET INCOME

Net income for the quarter more than doubled to $29.1 million, or $0.50 per share, compared with $14.3 million, or $0.25 per share, in 1999. Net income for the six-month period increased 50.3 percent to $48.3 million, or $0.83 per share, compared with $32.1 million, or $0.56 per share, in 1999.

For the quarter and year-to-date 2000, foreign exchange had a negative impact on results of $3.0 million and $6.4 million, respectively. Excluding the re-engineering costs, net income for the second quarter 2000 increased 18.9 percent to $30.8 million, or $0.53 per share, compared with $25.9 million, or $0.45 per share in 1999. For the first half of the year, excluding the re-engineering costs , net income increased 18.8 percent to $51.9 million, or $0.90 per share, compared with $43.7 million, or $0.76 per share, in 1999. Excluding the re-engineering costs and the negative impact of foreign exchange, net income increased 34.2 percent and 39.1 percent in the second quarter and year-to-date 2000 periods, respectively. The increase for both periods was driven by improvements in all areas, in part due to benefits of re-engineering actions taken.

In the second quarter of 2000 and 1999, international operations generated 82 percent and 83 percent of sales, respectively, and 93 percent and 98 percent of operating profit, respectively. For the year-to-date periods in 2000 and 1999, international operations generated 84 percent and 85 percent of sales, respectively, and 99 percent and all of the operating profit, respectively.

NET INTEREST EXPENSE

In the second quarter and first six months of 2000, the Company incurred net interest expense of $4.3 million and $9.9 million, respectively. For the comparable 1999 periods, the Company incurred net interest expense of $5.2 million and $9.9 million, respectively. For the second quarter of 2000, the lower net interest expense reflects the placement of a higher proportion of debt offshore in lower cost countries.

TAX RATE

The effective tax rate for the second quarter and year-to-date 2000 was 22.5 percent compared with 23.5 percent in 1999. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.


REGIONAL RESULTS (DOLLARS IN MILLIONS)

EUROPE


                                                                                              Negative
                                                                             Restated          foreign             Percent
                                                           Decrease          Increase          exchange             of total
                         2000          1999         Dollar        Percent    (decrease)          impact         2000        1999
                         ----          ----         ------        -------    ----------          ------         ----        ----
Second Qtr
Net sales              $  103.2      $  120.6       $ (17.4)        (14)%          (2)%          $ (14.8)        38%          44%
Operating
  profit                   27.1          30.9          (3.8)        (12)           --               (4.0)        54           70

Year-to-Date
Net sales              $  235.7      $  263.7       $ (28.0)        (11)%           1%           $ (31.0)        43%          50%
Operating
  profit                   61.9          69.4          (7.5)        (11)            2               (8.9)        70           87


For the second quarter, the sales decrease in Europe, excluding the impact of a weaker euro, was primarily driven by declines in Switzerland, France, and Belgium due to smaller active sales forces, slightly offset by improvements in Italy and Scandinavia. For the first half of the year, sales increased slightly over 1999 due to increases in Germany, Scandinavia, and South Africa, driven by a larger sales force and in Germany and South Africa, improved productivity. Partially offsetting these increases were declines in France, Switzerland and Belgium, due to smaller active sales forces.

In 1999, Germany, the region's largest market, experienced a decline in sales due to the impact of legislation that imposes a tax on certain part-time workers. The Company held meetings in 1999 with the German sales force to explain the impact of the new legislation, as well as to offer financial assistance in addressing this issue to members of the sales force who remain with the Company for a specified period. Sales and profits were up in this market in the first half of 2000, and the new legislation is not expected to impact the second half of the year.

Excluding the negative impact of foreign exchange, operating profit was flat for the second quarter comparison. On a year-to-date basis, in local currency, operating profit increased due to lower operating expenses at the area office and lower promotional expenses in Germany.


ASIA PACIFIC


                                                                                              Positive
                                                                                               foreign             Percent
                                                              Increase          Restated      exchange             of total
                         2000            1999           Dollar       Percent     increase       impact        2000         1999
                         ----            ----           ------       -------     --------       ------        ----         ----
Second Qtr
Net sales               $ 69.3          $ 63.3          $  6.0          9%           5%          $  2.7        25%          23%
Operating
  profit                  14.8             8.1             6.7         82           76              0.3        29           18

Year-to-Date
Net sales               $125.5          $107.8          $ 17.7         16%          12%          $  4.5        23%          21%
Operating
  profit                  19.1             8.2            10.9          +            +              0.3        21           10


+ Increase of more than 100 percent.

The area's net sales increase in the second quarter and on a year-to-date basis was primarily driven by Japan, Korea and Australia, partially offset by a decline in the Philippines due to the economic and political environment. Japan's programs to improve the activity of its sales force were successful, and sales also improved due to a more favorable mix. For the six-month period, sales in advance of a first quarter price increase in Korea, which was in line with inflation, and a more active sales force led to the sales improvement. A comparable price increase last year was in the third quarter. This factor, along with the impact of introducing significant new products in Japan in the first half of the year, is expected to lead to a more modest sales increase in the second half. For both periods presented, the impact of foreign exchange on the comparison reflected the strengthening of the Japanese yen.

The significant improvement in operating profit for the quarter and year-to-date was driven by cost reductions in Japan and Korea, as well as higher gross profits from a higher gross margin percentage in Korea coupled with higher volumes. Also contributing to the increase was a second quarter benefit of a use tax incentive. This benefit, which is for this year only, comes from a change in legal structure and is expected to result in additional benefit in the second half of 2000.

LATIN AMERICA


                                                                                           Negative
                                                                                            foreign             Percent
                                                           Increase            Restated     exchange            of total
                         2000          1999           Dollar       Percent     increase       impact        2000         1999
                         ----          ----           ------       -------     --------       ------        ----         ----
Second Qtr
Net sales               $51.4          $43.0          $ 8.4          20%          25%          $(1.6)         19%          16%
Operating
  profit                  5.0            4.6            0.4           8           16            (0.4)         10           10

Year-to-Date
Net sales               $95.5          $74.6          $20.9          28%          29%          $(0.4)         18%          14%
Operating
  profit                  7.4            5.3            2.1          38           38              --           8            7


Beginning in the first quarter of 2000, the distribution model for Brazil, Argentina and Venezuela has been modified. In these markets, sales are now made directly to the sales force with distributors compensated through commission payments. Although there is no impact on operating profit, this model results in sales being recorded at an amount that includes the margin that previously went to distributors. This change enables distributors to focus less on administrative tasks and more on recruiting, training and motivating their sales forces.

Excluding the impact of the change in distribution center model and foreign exchange, second quarter and year-to-date 2000 net sales increased 12 percent and 15 percent, respectively, in comparison with 1999 due to increases in Mexico and Brazil. Mexico's increase was due to higher sales force productivity. In Brazil, the number of distributors has significantly increased, leading to a larger sales force and increased sales volumes. The impact of foreign exchange on the quarter comparison reflected the weakening of the Mexican and Colombian pesos.

For the second quarter and year-to-date 2000, operating profit increased due to the higher sales volumes in Mexico and lower operating expenses in both Mexico and Venezuela. These increases were partially offset by a decline in Argentina that was driven by lower sales volumes and higher costs. The sales improvement in Brazil did not have an impact on the operating profit due to lower gross margins and higher operating expenses.

UNITED STATES

                                                                                                           Percent
                                                                            Increase                       of total
                                 2000             1999               Dollar         Percent         2000             1999
                                 ----             ----               ------         -------         ----             ----
Second Qtr
Net sales                       $48.7             $44.4              $ 4.3             9%             18%             17%
Operating
  profit                          3.7               0.9                2.8             +               7               2

Year-to-Date
Net sales                       $84.5             $76.1              $ 8.4            11%             16%             15%
Operating
  profit (loss)                   0.5              (3.3)               3.8             +               1              nm


+ Increase of more than 100 percent.

nm - Not meaningful


For the second quarter and six-month periods of 2000, sales increased due to a more productive sales force and from the integrated direct access initiatives, which are a convergence of the core party plan business with kiosks, the Internet, and television sales. The area is still experiencing difficulty in recruiting and motivating consultants in a full employment environment.

For both the quarter and the six-month period, the area had a significant improvement in operating profit primarily driven by the increase in sales volume.

FINANCIAL CONDITION

Liquidity and Capital Resources. Working capital increased to $125.2 million as of July 1, 2000, compared with $61.3 million as of the end of 1999. This increase was primarily driven by lower accounts payable and accrued liabilities in addition to higher inventories, partially offset by slightly lower accounts receivable. The lower accounts payable and accrued liabilities balances reflect a seasonal reduction and timing of payments. With regard to the level of short-term borrowings, the Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they are outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a lower amount was classified as current at the end of 1999 than at the end of the second quarter of 2000.

As of July 1, 2000, the Company had $107.1 million available under its $300.0 million unsecured multicurrency credit facility, which matures in 2002. The multicurrency credit facility along with other foreign uncommitted lines of credit, and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

Operating Activities. Net cash used in operating activities as of July 1, 2000, was $2.2 million, compared with $0.4 million in the 1999 period. The difference between the periods was primarily due to a higher decrease in accounts payable and accrued liabilities, partially offset by higher net income and a lower increase in accounts receivable.

Investing Activities. The $15.3 and $19.7 million of cash used in investing activities for the six-month period of 2000 and 1999, respectively, was for capital expenditures, primarily new molds.

Financing Activities. Dividends paid to shareholders in 2000 were $38.1 million and include the payment of the dividend declared in the second quarter 2000. Dividends paid in 1999 were $25.4 million and represent the fourth quarter 1998 and first quarter 1999 declarations.

NEW PRONOUNCEMENTS

In 1999, the Financial Accounting Standards Board (FASB) amended the effective date for Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" to fiscal years beginning after June 30, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in the fair value is reported either in earnings or in other comprehensive income. Adoption of the statement, which is required for the Company's year 2001 financial statements, will have no impact on the accounting treatment related to the hedging programs the Company has undertaken.

In July 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("Issue 00-10"), which requires fees billed to customers associated with shipping and handling to be classified as revenue effective in the fourth quarter for fiscal years beginning after December 15, 1999. Although Issue 00-10 has no impact to the Company's net income, the Company will be required to reclassify shipping and handling fees billed to customers from Delivery, sales and administrative expense to Net sales. The Company is currently assessing the amount to be reclassified, and will adopt the EITF by the end of 2000.


MARKET RISK

One of the Company's market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings. Under its present policy, the Company has set a target of having approximately half of its borrowings with extended terms.

A significant portion of the Company's sales and profits comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

Another economic risk of the Company, which is associated with its operating internationally, is the exposure to fluctuations in foreign currency exchange rates on the earnings, cash flows, and financial position of the Company's international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar, and the large number of currencies involved, although the Company's most significant exposure is to the euro.

Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as cross-currency interest rate swaps and forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of the cash flows from those operations. The Company also hedges with these instruments certain other exposures to various currencies arising from non-permanent intercompany loans and firm purchase commitments.

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

      (a)   Exhibits

            (27) Financial Data Schedule for the second quarter of 2000.


      (b)   Reports on Form 8-K

            During the quarter, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TUPPERWARE CORPORATION



                                By: /s/ Paul B. Van Sickle
                                    --------------------------------
                                    Executive Vice President,
                                       and Chief Financial Officer





                                By: /s/ Michael S. Poteshman
                                    --------------------------------
                                    Vice President and Controller



Orlando, Florida

August 14, 2000