Form 10-Q/A
period 2000-07-01
TUPPERWARE CORP
filed 2000-10-31
CIK 1008654

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          FORM 10-Q/A (AMENDMENT NO. 1)

 (Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the 26 weeks ended July 1, 2000

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For the Transition period from ________ to ________

                         Commission file number 1-11657

                             ----------------------

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

                                EXPLANATORY NOTE

This amendment is to add Item 4, Submission of Matters to a Vote of Security Holders, to the Registrant's quarterly report for the 26 weeks ended July 1, 2000.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amendment is set forth in its entirety as attached hereto.


================================================================================

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........  3

SIGNATURES .............................................................  4


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

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


 The 2000 annual meeting of shareholders of the Registrant occurred on May 11, 2000. The following matters were voted upon at the meeting: (1) the election as a director of the Registrant of each of Joe R. Lee, Bob Marbut, and David R. Parker, (2) the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of Registrant, (3) the ratification of the Registrant's 2000 Incentive Plan, and (4) the ratification of Material Terms of Performance-Based Incentives for the Registrant.

                                                                     VOTES
                                                                    AGAINST/                           BROKER
       MATTER VOTED                             VOTES FOR           WITHHELD*      ABSTAINED          NON-VOTES
       ------------                             ---------           ---------      ---------          ---------
Election of Joe R. Lee                         49,916,803           484,862              --                --

Election of Bob Marbut                         49,910,991           490,674              --                --

Election of David R. Parker                    49,912,006           489,659              --                --

Approval of
PricewaterhouseCoopers LLP                     50,194,123            58,296         149,246               -0-

Approval of 2000 Incentive Plan                39,978,639         6,026,904         247,725         4,148,397

Approval of Material Terms of
Performance-Based Incentives                   49,195,549           950,142         255,974               -0-



----------
* Numbers shown for Director elections are votes withheld. For the other matters voted upon, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting were: Rita Bornstein, E.V. Goings, Clifford J. Grum, Betsy D. Holden, Angel R. Martinez, Robert M. Price, and Joyce M. Roche.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TUPPERWARE CORPORATION

                                     By:    /s/ Paul B. Van Sickle
                                          -------------------------------
                                           Executive Vice President,
                                           and Chief Financial Officer

                                     By:   /s/ Judy Curry
                                          -------------------------------
                                           Vice President and Controller

Orlando, Florida

October 30, 2000