Form 10-Q
period 2000-09-30
TUPPERWARE CORP
filed 2000-11-14
CIK 1008654

==============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934
                       For the 40 weeks ended September 30, 2000



OR


         [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


              For the Transition period from ________ to ________


                   Commission file number       1-11657
                                         --------------------


                             TUPPERWARE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                           36-4062333
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


14901 SOUTH ORANGE BLOSSOM TRAIL, ORLANDO, FLORIDA                32837
-----------------------------------------------                ----------
   (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (407) 826-5050

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .


As of November 7, 2000, 57,660,564 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.




===============================================================================

                               TABLE OF CONTENTS
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Income (Unaudited)
            for the 13 weeks ended September 30, 2000 and
            September 25, 1999  .........................................  2

         Consolidated Statements of Income (Unaudited)
            for the 40 weeks ended September 30, 2000 and
            39 weeks ended September 25, 1999  ..........................  3

         Consolidated Balance Sheets (Unaudited) as of
           September 30, 2000 and December 25, 1999......................  4

         Consolidated Statements of Cash Flows (Unaudited)
           for the 40 weeks ended September 30, 2000 and
           39 weeks ended September 25, 1999 ............................  6

         Notes to Consolidated Financial Statements (Unaudited) .........  7

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS................ 11


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................... 19

SIGNATURES .............................................................. 20


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

                             TUPPERWARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                           13 WEEKS ENDED
                                                   ----------------------------
                                                   SEPTEMBER 30,  SEPTEMBER 25,
                                                        2000          1999
                                                   -------------  -------------
                                                            (IN MILLIONS,
                                                      EXCEPT PER SHARE AMOUNTS)

Net sales........................................    $ 220.2           $ 211.9
                                                     -------           -------

Costs and expenses:
   Cost of products sold.........................       74.8              79.1
   Delivery, sales, and
    administrative expense.......................      133.7             121.7
   Interest expense..............................        5.6               6.0

   Interest income...............................       (0.4)             (0.5)
   Other expense, net............................        0.4               1.0
                                                     -------           -------
      Total costs and expenses...................      214.1             207.3
                                                     -------           -------

Income before income taxes.......................        6.1               4.6
Provision for income taxes.......................        1.4               1.1
                                                     -------           -------
Net income.......................................    $   4.7           $   3.5
                                                     =======           =======

Net income per common share:
   Basic.........................................    $  0.09           $  0.06
                                                     =======           =======

   Diluted.......................................    $  0.08           $  0.06
                                                     =======           =======




   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                             40 WEEKS ENDED    39 WEEKS ENDED
                                              SEPTEMBER 30,     SEPTEMBER 25,
                                                   2000              1999
                                             --------------    --------------
                                                      (IN MILLIONS,
                                                EXCEPT PER SHARE AMOUNTS)

Net sales .................................      $ 761.4           $ 734.1
                                                 -------           -------

Costs and expenses:
   Cost of products sold ..................        262.1             256.3
   Delivery, sales, and
    administrative expense ................        414.2             398.3
   Interest expense .......................         16.3              17.1
   Interest income ........................         (1.2)             (1.7)
   Re-engineering charge ..................           --              15.1
   Other expense, net .....................          1.6               2.4
                                                 -------           -------
      Total costs and expenses ............        693.0             687.5
                                                 -------           -------

Income before income taxes ................         68.4              46.6
Provision for income taxes ................         15.4              11.0
                                                 -------           -------
Net income ................................      $  53.0           $  35.6
                                                 =======           =======

Net income per common share:
   Basic ..................................      $  0.92           $  0.62
                                                 =======           =======

   Diluted ................................      $  0.91           $  0.62
                                                 =======           =======



   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (UNAUDITED)


                                                SEPTEMBER 30,    DECEMBER 25,
                                                    2000             1999
                                                   ------           ------
                                                        (IN MILLIONS)


Cash and cash equivalents ...................      $ 25.2           $ 24.4

Accounts receivable .........................       138.8            136.9
   Less allowances for doubtful accounts ....       (23.2)           (22.5)
                                                   ------           ------
                                                    115.6            114.4

Inventories .................................       147.7            136.7
Deferred income tax benefits ................        46.0             48.5
Prepaid expenses and other assets ...........        51.4             46.5
                                                   ------           ------

   Total current assets .....................       385.9            370.5
                                                   ------           ------

Deferred income tax benefits ................       106.0            107.9

Property, plant, and equipment ..............       924.9            954.1
   Less accumulated depreciation ............      (710.0)          (711.2)
                                                   ------           ------
                                                    214.9            242.9

Long-term receivables, net of allowances of
  $28.5 million at September 30, 2000 and
  $28.0 million at December 25, 1999 ........        31.8             34.2
Other assets ................................        45.3             40.6
                                                   ------           ------

   Total assets .............................      $783.9           $796.1
                                                   ======           ======



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                     SEPTEMBER 30,  DECEMBER 25,
                                                        2000            1999
                                                     -------------  ------------
                                                        (DOLLARS IN MILLIONS,
                                                      EXCEPT PER SHARE AMOUNTS)


Accounts payable ...................................   $ 55.4         $ 87.8
Short-term borrowings and current portion of
   long-term debt ..................................     47.7           43.9
Accrued liabilities ................................    143.1          177.5
                                                       ------         ------

   Total current liabilities .......................    246.2          309.2

Long-term debt .....................................    316.5          248.5
Accrued post-retirement benefit cost ...............     37.0           37.0
Other liabilities ..................................     50.0           56.1

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $0.01 par value, 200,000,000
     shares authorized; none issued ................       --             --
   Common stock, $0.01 par value, 600,000,000
     shares authorized; 62,367,289 shares
      issued .......................................      0.6            0.6
   Paid-in capital .................................     20.3           20.3
   Subscription receivable .........................     (7.6)          (7.7)
   Retained earnings ...............................    496.9          484.0
   Treasury stock, 4,611,930 shares at
     September 30, 2000, and 4,701,740 shares at
     December 25, 1999, at cost ....................   (137.4)        (140.2)
   Unearned portion of restricted stock issued
     for future service ............................     (0.5)          (0.6)
   Accumulated other comprehensive income ..........   (238.1)        (211.1)
                                                       ------         ------

   Total shareholders' equity ......................    134.2          145.3
                                                       ------         ------

   Total liabilities and shareholders' equity ......   $783.9         $796.1
                                                       ======         ======



    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                          40 WEEKS      39 WEEKS
                                                            ENDED         ENDED
                                                           SEPT. 30,    SEPT. 25,
                                                             2000          1999
                                                          ----------    ---------
                                                               (IN MILLIONS)

OPERATING ACTIVITIES:
Net income ............................................     $53.0         $35.6
Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation ....................................      40.2          42.9
      Loss on sale of assets ..........................       2.6           2.0
      Foreign exchange loss, net ......................       0.1           0.1
      Non-cash impact of re-engineering charge ........        --           3.1

Changes in assets and liabilities:
   Increase in accounts receivable ....................     (13.0)        (20.5)
   Increase in inventories ............................     (29.4)         (5.9)
   Decrease in accounts payable and accrued liabilities     (42.0)        (31.0)
   Decrease in income taxes payable ...................      (9.8)        (10.2)
   Increase in net deferred income taxes ..............      (4.4)        (14.5)
   Other, net .........................................      (8.5)         (3.3)
                                                            -----         -----
      Net cash used in operating activities ...........     (11.2)         (1.7)
                                                            -----         -----

INVESTING ACTIVITIES:
   Capital expenditures ...............................     (25.0)        (29.1)
                                                            -----         -----

FINANCING ACTIVITIES:
   Dividend payments to shareholders ..................     (38.1)        (38.1)
   Proceeds from exercise of stock options ............       1.0           0.3
   Net increase in short-term debt ....................      75.3          74.3
                                                            -----         -----
     Net cash provided by financing activities ........      38.2          36.5
                                                            -----         -----

Effect of exchange rate changes on cash and cash
  equivalents .........................................      (1.2)          1.1
                                                            -----         -----

     Net increase in cash and cash equivalents ........       0.8           6.8

Cash and cash equivalents at beginning of year ........      24.4          23.0
                                                            -----         -----

Cash and cash equivalents at end of period ............     $25.2         $29.8
                                                            =====         =====



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

The Company's fiscal year ends on the last Saturday of December. Fiscal 2000 will consist of 53 weeks compared with 52 weeks in 1999. As a result, in 2000, the first quarter and the first nine months included 14 weeks and 40 weeks, respectively, compared with 13 weeks and 39 weeks for the same periods in 1999.


NOTE 2:  INVENTORIES

Inventories, by component, are summarized as follows (in millions):

                                                  SEPTEMBER 30,    DECEMBER 25,
                                                      2000            1999
                                                  -------------    ------------

Finished goods ................................      $ 73.4          $ 66.0
Work in process ...............................        27.8            27.9
Raw materials and supplies ....................        46.5            42.8
                                                     ======          ======
   Total inventories ..........................      $147.7          $136.7
                                                     ======          ======


NOTE 3:  NET INCOME PER COMMON SHARE

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. For the 13 weeks ended September 30, 2000 and September 25, 1999, the weighted average number of shares used in the basic earnings per share computations were 57.7 million and
57.5 million, respectively. For the nine-month period, the weighted average number of shares used in the basic earnings per share computations were 57.6 million and 57.5 million for 2000 and 1999, respectively.

The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.3 million shares of potential common stock for the quarter and year-to-date 2000, and 0.4 million and 0.3 million, respectively, for the quarter and year-to-date 1999. Options to purchase 2.2 million and 2.4 million shares of common stock in the third quarter of 2000 and 1999, respectively, and 3.9 million and 3.1 million shares of common stock in the nine-month period of 2000 and 1999, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock.


NOTE 4:  OTHER COMPREHENSIVE INCOME

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in millions):


                                                                 40 WEEKS       39 WEEKS
                                         13 WEEKS ENDED            ENDED         ENDED
                                     -----------------------     ---------     ---------
                                     SEPT. 30,     SEPT. 25,     SEPT. 30,     SEPT. 25,
                                       2000          1999          2000          1999
                                     ---------     ---------     ---------     ---------

Net income ...................        $ 4.7         $ 3.5         $ 53.0        $ 35.6
Foreign currency translation
  adjustments net of tax
  provision (benefit) of $2.1
  and ($1.1) million for the
  third quarter 2000 and
  1999, respectively, and $4.2
  and $4.0 million for
  comparable year-to-date
  periods ....................         (9.4)         (4.9)         (27.0)        (19.4)
                                      -----         -----         ------        ------
Comprehensive (loss) income ..        $(4.7)        $(1.4)        $ 26.0        $ 16.2
                                      =====         =====         ======        ======



Accumulated other comprehensive income is comprised solely of foreign currency translation adjustments.

NOTE 5:  RE-ENGINEERING PROGRAM

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales over three years through improved organizational alignment, a higher gross margin percentage, and reduced operating expenses.

The liability balance was as follows (in millions):

Balance at March 27, 1999     $   --      Balance at Dec. 25, 1999      $  0.9
  Provision                     15.1      Provision                         --
  Cash expenditures             (9.0)     Cash expenditures               (0.9)
  Non-cash write downs          (3.1)     Non-cash write downs              --
                              ------                                    ------

Balance at Sept. 25, 1999     $  3.0      Balance at Sept. 30, 2000     $   --
                              ======                                    ======


NOTE 6:  SEGMENT INFORMATION

The Company operates worldwide predominantly in one line of business: the manufacture and distribution, primarily through independent direct sales forces, of plastic food storage and serving containers, microwave cookware, oven cookware, and educational toys. Its operations are organized into the four geographic segments included in the following table (in millions):


                                   13 WEEKS ENDED         40 WEEKS     39 WEEKS
                                 -------------------        ENDED        ENDED
                                SEPT. 30,   SEPT. 25,     SEPT. 30,    SEPT. 25,
                                  2000         1999         2000         1999
                                 ------       ------       ------       ------
Net sales:
   Europe                        $ 75.5       $ 83.1       $311.2       $346.8

   Asia Pacific                    55.0         59.0        180.5        166.8

   Latin America                   49.0         37.9        144.5        112.5

   United States                   40.7         31.9        125.2        108.0
                                 ------       ------       ------       ------
     Total net sales             $220.2       $211.9       $761.4       $734.1
                                 ======       ======       ======       ======

Operating profit (loss):
   Europe                        $  6.1       $  7.9       $ 68.0       $ 77.3

   Asia Pacific                     9.0          6.5         28.1         14.7

   Latin America                    2.2          1.6          9.6          6.9

   United States                    0.8         (2.4)         1.3         (5.7)
                                 ------       ------       ------       ------
     Total operating profit        18.1         13.6        107.0         93.2

Unallocated expenses               (6.8)        (3.5)       (23.5)       (16.1)

Re-engineering charge
                                     --           --           --        (15.1)
Interest expense, net              (5.2)        (5.5)       (15.1)       (15.4)
                                 ------       ------       ------       ------
     Income before income
       taxes                     $  6.1       $  4.6       $ 68.4       $ 46.6
                                 ======       ======       ======       ======

NOTE 7:  SUBSEQUENT EVENTS

In October 2000, the Company completed the acquisition of BeautiControl, Inc. ("BeautiControl"), purchasing all of the 7,231,448 common shares, for a purchase price of $7 per share. The total purchase price of approximately $57 million includes the shares acquired, the settlement of in-the-money stock options, as well as other costs incurred in the transaction. The acquisition will be accounted for under the purchase method of accounting. BeautiControl is a party plan direct seller that markets premium cosmetics, skin care products, and image and wellness products through a highly trained independent sales force, primarily in the United States and Canada.

Also in October 2000, the Company announced a Management Stock Purchase Plan ("the Plan"), which provides for eligible executives to purchase Company stock using full recourse market interest rate loans provided by the Company. The loans are secured by the shares purchased and are due in 2005. Under the Plan, the Company has loaned approximately $13.6 million to 33 senior executives to purchase approximately 800,000 shares. In order to avoid an increase in the number of shares outstanding, the Company also announced the repurchase in the open market of 800,000 shares of common stock. The repurchase was commenced on October 26, 2000 and a total of 116,500 shares at a total cost of approximately $1.9 million have been repurchased to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 13 weeks and 40 weeks ended September 30, 2000, compared with the 13 weeks and 39 weeks ended September 25, 1999, and changes in financial condition during the 40 weeks ended September 30, 2000.

The Company's fiscal year ends on the last Saturday of December. Fiscal 2000 will consist of 53 weeks compared with 52 weeks in 1999. As a result, in 2000, the first quarter and the first nine months included 14 weeks and 40 weeks, respectively, compared with 13 weeks and 39 weeks for the same periods in 1999.


NET SALES

Net sales for the third quarter ended September 30, 2000, were $220.2 million, an increase of $8.3 million, or 4.0 percent, from $211.9 million in 1999. Excluding a $13.3 million negative impact of foreign exchange, net sales increased 10.9 percent over 1999. Increases in Europe, Latin America, and the United States were partially offset by a decrease in Asia Pacific.

Net sales for the year-to-date period ended September 30, 2000, were $761.4 million, an increase of $27.3 million, or 3.7 percent, from $734.1 million in 1999. Excluding a $40.2 million negative impact of foreign exchange, net sales increased 9.7 percent over 1999. The increase was attributable to improvements in all four areas.

Also impacting sales is a modification in the distribution model for three countries in Latin America. In these countries, sales are now made directly to the sales force with distributors compensated through commission payments. This model results in sales being recorded at an amount that includes the margin that previously went to distributors, although there is no impact to operating profit. Excluding the impact of this new model and foreign exchange, net sales increased 8.4 percent and 7.6 percent for the quarter and year-to-date, respectively.


RE-ENGINEERING COSTS

In 1999, the Company announced a three-year re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage, and reduced operating expenses. Included in the year-to-date 1999 results are costs of $15.1 million ($11.6 million after tax), or $0.20 per share, primarily for severance costs and asset write-downs associated with plant closures. In 2000, delivery, sales, and administrative expense includes $1.7 million ($1.3 million after tax), or $0.02 per share, for the quarter and $6.4 million ($4.9 million after tax), or $0.09 per share, for the nine months, associated with internal and external consulting costs to design and execute the re-engineering actions.

COSTS AND EXPENSES

Cost of products sold as a percentage of sales decreased to 34.0 percent for the third quarter 2000 compared with 37.3 percent for the third quarter 1999, due to improvements in all areas. The quarter's lower percentage was driven by the sale of a more profitable mix of products. For the nine-month period, cost of products sold decreased slightly as a percentage of sales to 34.4 percent in 2000 compared with 34.9 percent in 1999. All areas improved except Europe. The increase in Europe is being driven by the impact of the weaker euro on costs. Cost savings achieved in both the quarter and nine-month periods through re-engineering efforts were partially offset by higher raw material prices.

Delivery, sales, and administrative expenses increased as a percentage of sales to 60.7 percent for the third quarter of 2000 compared with 57.4 percent in 1999. For the nine-month period, the percentage increased slightly to 54.4 percent compared with 54.3 percent in 1999. For the quarter, increases in operating expenses as well as the re-engineering costs drove the increase, and were partially offset by decreases in promotion and distribution expenses. On a year-to-date basis, decreases in promotional spending and operating expense were offset by higher distribution expense and re-engineering costs. The decrease in operating expenses for the nine-month period was partially due to the benefit of a use tax incentive in Asia Pacific. This benefit, which is for this year only, comes from a change in legal structure in that area and is expected to result in additional benefit in the fourth quarter.


NET INCOME

Net income for the quarter increased 33.5 percent to $4.7 million, or $0.08 per share, compared with $3.5 million, or $0.06 per share, in 1999. Net income for the nine-month period increased 48.7 percent to $53.0 million, or $0.91 per share, compared with $35.6 million, or $0.62 per share, in 1999.

For the quarter and year-to-date 2000, foreign exchange had a negative impact on net income of $1.7 million and $8.1 million, respectively. Excluding re-engineering costs of $1.7 million ($1.3 million after tax), third quarter 2000 net income increased 71.3 percent to $6.0 million, or $0.10 per share, compared with $3.5 million, or $0.06 per share in 1999. For the nine-month period, excluding re-engineering costs of $6.4 million ($4.9 million after tax) in 2000 and $15.1 million ($11.6 million after tax) in 1999, net income increased 22.8 percent to $57.9 million, or $1.00 per share, compared with $47.2 million, or $0.82 per share, in 1999. Excluding the re-engineering costs and the negative impact of foreign exchange, net income increased by more than 200 percent in the quarter, and increased 47.7 percent year-to-date. The increase for both periods was driven by improvements in all areas, in part due to benefits of re-engineering actions taken.

In the third quarter of 2000 and 1999, international operations generated 81 percent and 85 percent of sales, respectively, and 96 percent and 100 percent of the operating profit, respectively. For the year-to-date periods in 2000 and 1999, international operations generated 84 percent and 85 percent of sales, respectively, and 99 percent and 100 percent of the operating profit, respectively.

NET INTEREST EXPENSE

In the third quarter and first nine months of 2000, the Company incurred net interest expense of $5.2 million and $15.1 million, respectively. For the comparable 1999 periods, the Company incurred net interest expense of $5.5 million and $15.4 million, respectively. For the third quarter and nine-month period of 2000, the lower net interest expense reflects the placement of a higher proportion of debt internationally in lower cost countries.


TAX RATE

The effective tax rate for the third quarter and year-to-date 2000 was 22.5 percent compared with 23.5 percent in 1999. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.


REGIONAL RESULTS (DOLLARS IN MILLIONS)

EUROPE


                                                                                 Negative
                                                                                 foreign              Percent
                                                        Decrease      Restated   exchange             of total
                   2000        1999       Dollar        Percent       Increase    impact          2000         1999
                  ------      ------      ------        --------      --------   --------         ----         ----

Third Qtr
---------
Net sales         $ 75.5      $ 83.1      $ (7.6)          (9)%           6%      $(11.9)          34%          39%
Operating
  profit             6.1         7.9        (1.8)         (23)           --         (1.8)          34           58

Year-to-Date
------------
Net sales         $311.2      $346.8      $(35.6)         (10)%           2%      $(42.9)          41%          47%
Operating
  profit            68.0        77.3        (9.3)         (12)            2        (10.7)          64           83



For the third quarter, the sales increase in Europe, excluding the impact of a weaker euro, was primarily driven by increases in France, Austria, Italy, the Netherlands, and Scandinavia due to a more productive sales force. The important German market was also up for the quarter. For the nine-month period, sales increased over 1999 due to increases in Germany, Scandinavia, Austria, Russia, and South Africa, driven by larger sales forces and improved productivity. Partially offsetting these increases were declines in Greece, Switzerland and Belgium, due to smaller active sales forces.

In 1999, Germany, the region's largest market, experienced a decline in sales due to the impact of legislation that imposes a tax on certain part-time workers. The Company held meetings in 1999 with the German sales force to explain the impact of the new legislation, as well as to offer financial assistance in addressing this issue to members of the sales force who remain with the Company for a specified period. Sales and profits were up in this market in the first nine months of 2000, and the new legislation is not expected to impact the fourth quarter of the year.

Excluding the negative impact of foreign exchange, operating profit was flat for the third quarter comparison due to the impact of the weaker euro on the overall value chain. On a year-to-date basis, in local currency, operating profit increased due to lower operating expenses.


ASIA PACIFIC


                                                                                  Positive
                                                                                 (negative)
                                                Increase            Restated      foreign               Percent
                                               (decrease)           increase      exchange              of total
                   2000        1999       Dollar       Percent     (decrease)      impact          2000         1999
                  ------      ------      ------     ----------    ----------      ------          ----         ----
Third Qtr
---------
Net sales         $ 55.0      $ 59.0      $ (4.0)          (7)%          (5)%      $ (1.0)          25%          28%
Operating
  profit             9.0         6.5         2.5           37            45          (0.3)          50           48

Year-to-Date
------------
Net sales         $180.5      $166.8      $ 13.7            8 %           6 %      $  3.5           24%          23%
Operating
  profit            28.1        14.7        13.4           91            91            --           26           16



The area's net sales decrease in the third quarter was due to the timing this year compared with last year of the price increase in Korea, as well as declines in the Philippines and Indonesia. This decrease was partially offset by an increase in Japan, which was driven by promotional activities and a more productive sales force. For the nine-month period, the increase is primarily due to improvements in Japan, as well as Korea and Australia, partially offset by a decline in the Philippines. For the quarter, the impact of foreign exchange on the comparison reflected the weakening of the Philippine peso and Australian dollar partially offset by a stronger Japanese yen. For the nine-month period, a strong Japanese yen is offset by a weaker Philippine peso and Australian dollar.

The significant improvement in operating profit for the quarter and nine-month period was driven by higher gross profits from a higher gross margin percentage, primarily due to increases in Japan. Also contributing to the area's quarter and nine-month increase was a benefit of a use tax incentive of $0.5 million and $2.0 million, respectively. This benefit, which is for this year only, comes from a change in legal structure and is expected to result in additional benefit in the fourth quarter of 2000.

LATIN AMERICA


                                                                               Negative
                                                                               foreign              Percent
                                                Increase            Restated   exchange             of total
                   2000        1999       Dollar       Percent      increase    impact          2000         1999
                  ------      ------      ------       --------     --------   --------         ----         ----

Third Qtr.
----------
Net sales         $ 49.0      $ 37.9      $ 11.1          29%          31%      $ (0.4)          22%          18%
Operating
  profit             2.2         1.6         0.6          47           57         (0.1)          12           12

Year-to-Date
------------
Net sales         $144.5      $112.5      $ 32.0          28%          29%      $ (0.8)          19%          15%
Operating
  profit             9.6         6.9         2.7          40           42         (0.1)           9            7



Beginning in the first quarter of 2000, the distribution model for Brazil, Argentina and Venezuela was modified. In these markets, sales are now made directly to the sales force with distributors compensated through commission payments. Although there is no impact on operating profit, this model results in sales being recorded at an amount that includes the margin that previously went to distributors. This change increases distributor profitability and enables them to focus less on administrative tasks and more on recruiting, training and motivating their sales forces.

Excluding the impact of the change in distribution center model and foreign exchange, third quarter and year-to-date 2000 net sales increased 17 percent and 16 percent, respectively, in comparison with 1999 due to increases in Mexico and Brazil. Mexico's increase was due to higher sales force productivity. In Brazil, the number of distributors has significantly increased, leading to a larger sales force and increased sales volume. The impact of foreign exchange on the quarter comparison reflected the weakening of the Colombian peso.

For the third quarter, the increase in operating profit came from an increase in Mexico due to higher volume and an increase in the gross profit percent, partially offset by an operating profit decrease in Brazil. For the nine-month period of 2000, operating profit increased due to higher sales volume in Mexico and lower operating expenses in both Mexico and Venezuela. These increases were partially offset by declines in Argentina and Brazil. Argentina's decrease was driven by lower sales volumes and higher costs. Brazil's decrease in the quarter and nine-month period in 2000 over the comparable periods in 1999 was primarily due to operating expenses incurred to implement the new distribution model.

UNITED STATES


                                                                     Percent
                                                  Increase          of total
                       2000       1999        Dollar   Percent    2000     1999
                     ------      ------       ------   -------    ----     ----

Third Qtr
---------
Net sales            $ 40.7      $ 31.9       $  8.8      28%      19%      15%
Operating
  profit (loss)         0.8        (2.4)         3.2       +        4       nm

Year-to-Date
------------
Net sales            $125.2      $108.0       $ 17.2      16%      16%      15%
Operating
  profit (loss)         1.3        (5.7)         7.0       +        1       nm


+ Increase of more than 100 percent.

nm - Not meaningful


For the third quarter and nine-month periods of 2000, sales increased due to a more productive sales force and from the integrated direct access initiatives, which are a convergence of the core party plan business with mall showcases, the Internet, and television sales. In the third quarter of 2000, the total sales force exceeded the previous year's comparable quarter total, which was the first such increase since the early 1990's.

For both the quarter and the nine-month period, the area had a significant improvement in operating profit primarily driven by the increase in sales volume and the related increase in gross profits. Gross margin percentages increased over the same periods in 1999, and operating expenses decreased as a percent of sales for both the quarter and nine-month period.

FINANCIAL CONDITION

Liquidity and Capital Resources. Working capital increased to $139.7 million as of September 30, 2000, compared with $61.3 million as of the end of 1999. This increase was primarily driven by lower accounts payable and accrued liabilities in addition to higher inventories. The lower accounts payable and accrued liabilities balances reflect a seasonal reduction and timing of payments. The increase in inventory has a seasonal component as well, and also reflects higher sales levels and a modest increase in raw material inventory in light of increasing prices. The level of short-term borrowings reflects the Company's classification of a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they are outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a lower amount was classified as current at the end of 1999 than at the end of the third quarter of 2000.

In October 2000, the Company completed the acquisition of BeautiControl, Inc. ("BeautiControl"), purchasing all of the 7,231,448 common shares, for a purchase price of $7 per share. The total purchase price of approximately $57 million includes the shares acquired, the settlement of in-the-money stock options, as well as other costs incurred in the transaction. Also in October 2000, the Company announced a Management Stock Purchase Plan ("the Plan"), which provides for eligible executives to purchase Company stock using full recourse market interest rate loans provided by the Company. The loans are secured by the shares purchased and are due in 2005. Under the Plan, the Company has loaned approximately $13.6 million to 33 senior executives to purchase approximately 800,000 shares. In order to avoid an increase in the number of shares outstanding, the Company also announced the repurchase in the open market of 800,000 shares of common stock. The repurchase was commenced on October 26, 2000 and a total of 116,500 shares at a total cost of approximately $1.9 million have been repurchased to date.

As of September 30, 2000, the Company had $106.6 million available under its $300.0 million unsecured multicurrency credit facility, which matures in 2002. The multicurrency credit facility along with other foreign uncommitted lines of credit, and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures, and the additional borrowings made to fund the October 2000 acquisition of BeautiControl and share repurchase.

Operating Activities. Net cash used in operating activities for the nine months ended September 30, 2000, was $11.2 million, compared with $1.7 million in the 1999 period. The difference between the periods was primarily due to a greater increase in inventory as well as a higher decrease in accounts payable and accrued liabilities, partially offset by higher net income and a lower increase in net deferred income taxes.

Investing Activities. The $25.0 and $29.1 million of cash used in investing activities for the nine-month periods of 2000 and 1999, respectively, was for capital expenditures, primarily new molds.

Financing Activities. Dividends paid to shareholders in the first nine months of both 2000 and 1999 were $38.1 million.

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

In October 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs" ("Issue 00-10"), which requires fees billed to customers associated with shipping and handling to be classified as revenue and costs associated with shipping and handling to be either classified as cost of sales or disclosed in the notes to the financial statements. Although Issue 00-10 has no impact to the Company's net income, the Company will be required to reclassify shipping and handling fees billed to customers from delivery, sales and administrative expense to net sales. The Company will elect to disclose in the notes to the financial statements the costs associated with shipping and handling which are included in delivery, sales and administrative expense. The Company is currently assessing the amount to be reclassified and disclosed, and will adopt the EITF in the fourth quarter of 2000.


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

    (a)  Exhibits
         (27)     Financial Data Schedule for the third quarter of 2000.


    (b)  Reports on Form 8-K
         During the quarter, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       TUPPERWARE CORPORATION



                                       By: /s/ Paul B. Van Sickle
                                          -------------------------------------
                                               Executive Vice President,
                                               and Chief Financial Officer





                                       By: /s/ Judy Curry
                                          -------------------------------------
                                               Vice President and Controller




Orlando, Florida

November 13, 2000