Form 10-K
period 2000-12-30
TUPPERWARE CORP
filed 2001-03-28
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)

 [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
           For the fiscal year ended December 30, 2000

OR

 [   ] Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934

      For the Transition period from ________to ___________

                 Commission file number 1-11657

    ________________________________________________________

                     TUPPERWARE CORPORATION
     (Exact name of registrant as specified in its charter)

     Delaware                                36-4062333
(State or other jurisdiction of            (I.R.S.Employer
incorporation or organization)            Identification No.)


14901 South Orange Blossom Trail
Orlando, Florida                                 32837
(Address of principal executive offices)       (ZipCode)

Registrant's telephone number, including area code:
(407) 826-5050

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange
     Title of Each Class                 on Which Registered
     -------------------               -----------------------
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
                                          ----       ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ----

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March
20, 2001  ($24.45 per share): $1,374,541,494.

As of March 20, 2001, 57,872,738 shares of the Common Stock,
$0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended
December 30, 2000 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2001 are incorporated by reference into Part III of this Report.

                             PART I

Item 1.  Business

(a) General Development of Business
     Tupperware Corporation ("Registrant"), a $1.1 billion multinational company, is one of the world's leading direct sellers, supplying premium food storage, preparation and serving items to consumers in more than 100 countries through its Tupperware* brand, and premium beauty and skin care products through its BeautiControl* brand primarily in North America. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. ("Premark"). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant. On October 18, 2000 the Registrant acquired 100% of the stock of BeautiControl, Inc. ("BeautiControl").

BUSINESS OF TUPPERWARE CORPORATION

    Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products and BeautiControl cosmetics, and conducts its business through two business lines, Tupperware and BeautiControl. Each business manufactures and markets a broad line of high quality products. The financial information about the Registrant's markets as set forth in Note 12 Segment Information on pages 97 and 98 of the Annual Report to Shareholders for the year ended December 30, 2000 is incorporated by reference into this Report.

I.   PRINCIPAL PRODUCTS

     Tupperware. The core of Tupperware's product line consists of food storage containers that preserve freshness through the well-known Tupperware seals. Tupperware also has an established line of food preparation and serving containers, kitchen gadgets, children's educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates* containers, Fridge Stackables* containers, One Touch* canisters, the Rock 'N Serve* line, the Ultraplus* line and OvenWorks* line, the Expressions line, the Legacy Serving line, FridgeSmart* containers, the E-Series* knives, Vitalic* cookware, the TupperMagic* line, and many specialized containers.

     In recent years, Tupperware has expanded its offerings in the food preparation and serving areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, cake and cheese servers, oven cooking, microwaveable cooking, reheating and serving products, and kitchen utensils.

    Tupperware continues to introduce new designs and colors in its product lines and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2000 included a wide range of products in all four geographic areas, including many using Walt Disney Company movie and cartoon characters under a license. Some of the other new products are the FreezeSmart* line, Regalia line, AccessMates* containers, Oceano* bathroom accessories, Forget Me Not* containers, E-Series* steak knives, rice polisher and new licenses for the Pokemon** characters, Barbie*** character and Barnie**** character. New product development and introduction will continue to be an important part of Tupperware's strategy.

    Products sold by Tupperware are primarily produced by Tupperware in its manufacturing facilities around the world. In some markets, Tupperware sources certain products from third parties and/or contracts with local manufacturers to manufacture its products, many of which are produced utilizing high-quality molds that are generally supplied by Tupperware. Promotional items provided at product demonstrations include items obtained from outside sources.

     BeautiControl. BeautiControl manufactures and sells skin care products, cosmetics, nail care products, toiletries, fragrances, beauty supplements and related products using the direct sales method. BeautiControl sells its products through independent sales persons called "Consultants" (or "Distributors"), who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Products and image services are provided to clients via an independent sales force primarily in the United States; however, it is expanding into other geographical areas, namely, Latin America.

     Registrant has decided to discontinue BeautiControl's Taiwan and Hong Kong beauty operations as well as the small Eventus nutritional supplement business that were in operation when BeautiControl was acquired by Registrant. Registrant will concentrate on enhancing the North American beauty business and getting started in Latin America. Registrant anticipates it will start sales in Mexico in the second quarter this year.
Registrant plans to convert some current Tupperware managers and set them up as BeautiControl Consultants. Registrant believes this will give a quick start to the BeautiControl line without causing disruption to the Tupperware business.

II.       MARKETS

    Tupperware. Tupperware's business is operated on the basis of four geographic markets: Europe (Europe, Africa and the Middle
East), Asia Pacific, Latin America, and the United States. Tupperware has operations in more than 80 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, 84 percent of total revenues from the sale of Tupperware products.

     Market penetration varies throughout the world. Several "developing" areas that have low penetration, such as Latin America, Asia and Eastern (Central) Europe, provide significant growth potential for Tupperware. Tupperware's strategy continues to include expansion into new markets throughout the world.

     BeautiControl. BeautiControl's products consist of skin care, cosmetics, nail care, toiletries, fragrances, and related products.

     BeautiControl also has a health and beauty supplements line, Within Beauty*, which includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a woman's life.

III.      DISTRIBUTION OF PRODUCTS

    Tupperware. Tupperware's products are distributed worldwide primarily through the "direct selling" method of distribution, in which products are sold to consumers outside traditional retail store channels. The distributorship system is intended to facilitate the timely distribution of products to the consumer, and to establish uniform practices regarding the use of Tupperware trademarks and the administrative arrangements with Tupperware, such as order entering and delivering, paying and recruiting, and training of dealers.

    Tupperware products distributed under the direct selling method are primarily sold directly to Distributors or Dealers throughout the world. Distributors are granted the right to market Tupperware products using the demonstration and other non-traditional retail methods and to utilize the Tupperware trademark. The vast majority of Tupperware's distribution system is composed of Distributors, Managers and Dealers (known in the United States as Consultants) who are independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent Distributor can be installed, in order to maintain market presence.

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

    As of December 30, 2000, the Tupperware distribution system had 1,846 Distributors, 53,914 Managers, and 1,036,651 Dealers worldwide.

    Tupperware relies primarily on the "demonstration" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as "Tupperware parties," are held in homes, offices, social clubs and other locations. In excess of 15 million demonstrations were held in 2000 worldwide. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which helps increase its sales levels with hard-to-reach customers.

    In 2000, Tupperware accelerated its implementation in the U.S. of its integrated direct access strategies to allow consumers to obtain Tupperware products other than by attending a Tupperware party and to enhance its core party plan business. Tupperware also began introducing these strategies outside the U.S. These strategies include television shopping, mall showcases and the Internet, which for the first time included the option of personal websites for the U.S. sales force.

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

    BeautiControl. BeautiControl's skin care, cosmetics, and related products are sold through Consultants who are independent contractors, not employees of BeautiControl. As of December 30, 2000, the total Consultant count was 47,384.

    Consultants may sell BeautiControl products one-on-one, to groups of people or through home demonstrations called Skin Care and Color Parties or Clinics ("Clinics"). Additionally,
Consultants are encouraged to market the products through personal consultations and product brochure sales in order to utilize multiple selling opportunities.

    In order to provide immediate product delivery, Consultants may maintain a small inventory of products.

    BeautiControl maintains BeautiNet Plus* in the United
States, an on-line service provided to  Consultants which enables
Consultants to place orders and recruit on-line.

IV.       COMPETITION

    Tupperware. There are two primary competitive factors which affect Registrant's business: (i) competition with other "direct sales" companies for sales personnel and demonstration dates; and
(ii) competition in all the markets for food storage and serving containers, toys, and gifts in general as well as cosmetics. Also, Tupperware has tried to differentiate itself from its competitors through price, quality of products (lifetime warranty on most Tupperware products), and new products. Tupperware believes it holds a significant market share in each of these markets in many countries.

    BeautiControl. There are many competitors in the cosmetics business and the principal bases of competition generally are marketing, price, quality and newness of products. BeautiControl has attempted to differentiate itself and its products from the industry in general through the use of a number of value-added services and by being technologically at the forefront of the industry.

V.        EMPLOYEES

    Registrant employs approximately 7,000 people, of whom approximately 1,500 are based in the United States. Tupperware's work force is not unionized in the United States. In certain countries, its work force is covered by collective arrangements negotiated with the unions or decreed by statute. The terms of most of these arrangements are determined on an annual basis. Additionally, approximately 130 manufacturing employees in an Australian mold manufacturing operation are covered by a collective bargaining agreement, which expires in 2003. Also, approximately 125 manufacturing employees in the Philippine manufacturing operation are covered by a collective bargaining agreement, which runs through 2002; however, annual wage and benefit provisions are negotiated annually. There have been no work stoppages or threatened work stoppages by the workforce in over five years and Registrant believes its relations with its employees to be good. The independent Consultants, Dealers, Managers and Distributors engaged in the direct sale of Tupperware and BeautiControl products generally are not employees of Registrant.

VI.       RESEARCH AND DEVELOPMENT

    Registrant incurred expenses of approximately $12.8 million, $12.3 million, and $13.8 million for fiscal years ended 2000, 1999, and 1998, respectively, on research and development activities for new products.

VII. RAW MATERIALS

    Tupperware. Products manufactured by Tupperware require plastic resins meeting its specifications. These resins are purchased through various arrangements with a number of large chemical companies located throughout Tupperware's markets. As a result, Tupperware has not experienced difficulties in obtaining adequate supplies and generally has been successful in mitigating the effects of increases in resin market prices. Research and development relating to resins used in Tupperware products is performed by both Tupperware and its suppliers.

    BeautiControl. Materials used in BeautiControl's skin care, cosmetic and beauty supplements products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by BeautiControl are available from a number of sources. To date, BeautiControl has been able to secure an adequate supply of raw materials and components for its manufacturing and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

VIII.     TRADEMARKS AND PATENTS

    Tupperware. Tupperware considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware* trademark, Tupperware is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware* trademark is registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware's business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments. The licensed characters from the licensors referenced under the caption "Principal Products" are becoming an important part of Tupperware's business and those licenses have various durations.

    BeautiControl. BeautiControl has registered all its trademarks and servicemarks in the United States and has registered or is in the process of registering its principal trademarks and servicemarks in many other countries. BeautiControl has the exclusive direct selling right to distribute the skin condition analysis product, "BeautiControl Skin Sensor", worldwide with the option to renew this exclusive right each year. BeautiControl is licensed to use the following trademarks: "Skinlogics"*****, "Sunlogics"***** and "Nailogics"*****. The Company has a patent on the formulae for its "REGENERATION and REGENERATION5", alpha-hydroxy acid-based, products. The licenses for these products are an important part of BeautiControl's business and these licenses have various durations.

     (Words followed by * are registered and unregistered
      Trademarks of the Registrant.)
     (Words followed by ** are registered Trademarks of Nintendo of America Inc.)
     (Words followed by *** are registered Trademarks of Mattel,
      Inc.)
     (Words followed by **** are registered Trademarks of Lyons
      Partnership L.P.)
     (Words followed by ***** are registered Trademarks of Matrix
      Essentials, Inc.)

IX.       ENVIRONMENTAL LAWS

    Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon Registrant's capital expenditures, liquidity, earnings or competitive position.

X.        OTHER

    Tupperware. Sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by Tupperware's Dealers and their customers, as well as Tupperware's reduced promotional activities during such quarter. Sales generally increase in the fourth quarter as it includes traditional gift-giving occasions in many of Tupperware's markets and as children return to school and households refocus on activities that include the use of Tupperware's products.

    BeautiControl. BeautiControl is not subject to any seasonality to any significant extent.

    General. Generally, there are no working capital practices or backlog conditions which are material to an understanding of Registrant's business. Registrant's business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

XI.       EXECUTIVE OFFICERS OF THE REGISTRANT

    Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 17, 2001).


     Positions  and  Offices  Held  and   Principal Occupations
              of Employment During Past Five Years


    Name and Age                   Office and Experience

Gerald M. Crompton, age 57     Senior Vice President, Product
                               Marketing, Worldwide since November
                               1997 after serving as Vice
                               President, Marketing, Worldwide
                               since January 1996. Prior thereto,
                               he served as Vice President,
                               Product Development for Tupperware
                               Europe, Africa and Middle East
                               since December 1995.

Judy B. Curry, age 38          Vice President and Controller
                               since August 2000.  Prior thereto,
                               she served as Vice President and
                               Chief Financial Officer of
                               Tupperware Products S.A. in
                               Fribourg, Switzerland since June
                               1999 after being the Assistant
                               Controller of Tupperware Worldwide
                               since April 1998 and Director of
                               Financial Reporting and Analysis
                               since January 1995.

Karel A. De Vydt, age 50       Vice President and Chief
                               Information Officer since January
                               1999.  Prior thereto, he served as
                               Director of Information Technology
                               Worldwide from August 1997 after
                               being the Director of Information
                               Technology for Tupperware Europe,
                               Africa and Middle East since June
                               1995.

R. Glenn Drake, age 48         President, Tupperware North
                               America since January 2000. Prior
                               thereto, he served as Managing
                               Director, Tupperware Canada from
                               September 1998 after serving as
                               Area Vice President of Tupperware
                               North America from July 1995.

Lillian D. Garcia, age 44      Senior Vice President, Human
                               Resources since December 1999.
                               Prior thereto, she was Vice
                               President Human Resources since
                               April 1999 after serving as Vice
                               President, Human Resources,
                               Tuppeware Latin America since
                               October 1998.  Prior thereto, she
                               served as Vice President, Human
                               Resources, Tupperware Europe,
                               Africa and Middle East since
                               October 1995.

E.V. Goings, age 55            Chairman and Chief Executive
                               Officer since October 1997 after
                               serving as President and Chief
                               Operating Officer since March
                               1996.  Prior thereto, he served as
                               Executive Vice President of Premark
                               International, Inc. and President
                               of Tupperware Worldwide since
                               November 1992.  Mr. Goings serves
                               as a Director of SunTrust Bank,
                               Central Florida, N.A., Boys and
                               Girls Clubs of America, and Rollins
                               College.

David T. Halversen, age 56     Senior Vice President, Business
                               Development and Communications since
                               November 1996. Prior thereto, he
                               served as Senior Vice President,
                               Planning, Business Development and
                               Financial Relations since March 1996.
                               He previously served as Vice President,
                               Business Development and Planning since
                               February 1995.

Richard W. Heath, age 58       Senior Vice President, Beauty
                               and Nutritional Products, since
                               October 2000.  Prior thereto, he
                               served as President and Chief
                               Executive Officer of BeautiControl,
                               Inc. since January 1981.

Charles H. R. Henry, age 50    Vice President, Process Reengineering
                               since January 1999.  Prior thereto, he
                               served as Regional Vice President,
                               Tupperware Europe, Africa and Middle
                               East since February 1996 after serving
                               as Managing Director, Southern Africa
                               since January 1994.

Alan D. Kennedy, age 70        President since April 1998.  Prior
                               thereto, he was an independent
                               consultant since 1996, and from 1989
                               to 1996 served as President and Chief
                               Executive Officer of Nature's Sunshine
                               Products, Inc.

Steven R. Kroos, age 52        Chosen to become President,
                               Asia Pacific on April 1, 2001 after
                               serving as President Tupperware Japan
                               since January 1,1997. Prior thereto,
                               he served as President Tupperware
                               Korea and Vice President Regional
                               Operations, Korea, Taiwan and China
                               from January 1, 1994 to December 31,
                               1996.

Anne E. Naylor, age 51         Vice President, Internal Audit
                               since October 1999. Prior thereto,
                               she served as Executive Director,
                               Business Analysis and Audit,
                               Cummins Engine Company from May
                               1995.

Gaylin L. Olson, age 55        President, Tupperware Latin
                               America since September 1998 after
                               serving as Senior Vice President,
                               Worldwide since September 1996.
                               Prior thereto he served as
                               President, U.S. from December
                               1995.

Michael S. Poteshman, age 37   Vice President, Investor
                               Relations and Treasurer since
                               August 2000.  Prior thereto, he
                               served as Vice President and
                               Controller since January 1998 after
                               serving as Assistant Controller
                               since March 1996.  Prior thereto,
                               he served as Director, Accounting
                               and Reporting Standards for Premark
                               International, Inc. since September
                               1993.

Thomas M. Roehlk, age 50       Senior Vice President, General
                               Counsel and Secretary since
                               December 1995.

James E. Rose, Jr., age 58     Senior Vice President, Taxes
                               and Government Affairs since March
                               1997 after serving as Vice
                               President, Taxes and Government
                               Affairs since March 1996.  Prior
                               thereto, he served as Vice
                               President, Taxes and Government
                               Affairs for Premark International,
                               Inc., since January 1986.

Hans J. Schwenzer, age 64      Senior Vice President,
                               Tupperware Worldwide since May
                               1996.  He also serves as President,
                               Tupperware Germany; President,
                               Sales Programs and Promotions,
                               Tupperware Europe, Africa and
                               Middle East; and Regional General
                               Manager, Russia since 1990.

Christian E. Skroeder, age 52  Group President, Tupperware
                               Europe, Africa and Middle East
                               since April 1998.  Prior thereto,
                               he served as President, Tupperware
                               Europe, Africa and Middle East
                               since 1995.

Jose R. Timmerman, age 52      Senior Vice President,
                               Worldwide Operations since August
                               1997 after serving as Vice
                               President Worldwide Operations
                               since October 1993.

Paul B. Van Sickle, age 61     Executive Vice President and
                               Chief Financial Officer since
                               September 1999.  Prior thereto, he
                               served as Executive Vice President
                               since March 1997 after serving as
                               Senior Vice President, Finance and
                               Operations since November 1992.

Robert W. Williams, age 57     President, Tupperware Asia
                               Pacific since April 1995.  Mr.
                               Williams intends to retire March
                               31, 2001.


Item 2.  Properties

     The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains Tupperware manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, the Philippines, Portugal, South Africa, and the United States, and leases manufacturing facilities in India, Venezuela and China. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing facilities in Texas. Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

Item 3.  Legal Proceedings

     A number of ordinary-course legal and administrative proceedings against the Registrant are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980,
as well as state and local laws.   The Registrant establishes
reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be estimated with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon Registrant.

     As part of the 1986 reorganization involving the formation of Premark International, Inc., Premark was spun-off by Dart & Kraft, Inc. and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Registrant, including matters alleging product liability and environmental liability. The assumption of liabilities by Kraft Foods, Inc. remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The stock price information set forth in Note 14: "Quarterly Financial Summary (Unaudited)" appearing on page 99 of the Annual Report to Shareholders for the year ended December 30, 2000, is incorporated by reference into this Report. The information set forth in Note 15: "Rights Agreement" on page 100 of the Annual Report to Shareholders for the year ended December 30, 2000 is incorporated by reference into this Report. As of March 20, 2001, the Registrant had 11,532 shareholders of record.

Item 6.  Selected Financial Data

     The information set forth under the caption "Selected
Financial Data" on pages 58 through 61 of the Annual Report to Shareholders for the year ended December 30, 2000, is incorporated by reference into this Report.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 62 through 75 of the Annual Report to Shareholders for the year ended December 30, 2000, is incorporated by reference into this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market
Risk

     The information set forth under the caption "Market Risk" on page 73 of the Annual Report to Shareholders for the year ended
December 30, 2000, is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

(a) The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 76 through 100, and on page 101, respectively, of the Annual Report to Shareholders for the year ended December 30, 2000 are incorporated by reference into this
Report:

          Consolidated Statements of Income, Shareholders' Equity and Cash Flows - Years ended December 30, 2000,
          December 25, 1999, and December 26, 1998;

          Consolidated  Balance Sheets - December 30,  2000,  and
          December 25, 1999;

          Notes to the Consolidated Financial Statements; and

          Report of Independent Certified Public Accountants.

(b) The supplementary data regarding quarterly results of operations contained in Note 14: "Quarterly Financial Summary (Unaudited)" of the Notes to the Consolidated Financial Statements of Tupperware Corporation on page 99 of the Annual Report to Shareholders for the year ended December 30, 2000, is incorporated by reference into this Report.

Item  9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2001, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

     The information set forth under the caption "Compensation of Directors" on page 16 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2001, and the information on pages 9 through 11 of such Proxy Statement relating to executive officers' compensation is incorporated by reference into this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     The information set forth under the captions "Security
Ownership of Certain Beneficial Owners" on page 7 and "Security
Ownership of Management" on page 6 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May
17, 2001, is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

     The information set forth under the caption "Indebtedness of Management" on page 7 and 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2001, is incorporated by reference into this Report.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On
Form 8-K

(a) (1) List of Financial Statements

     The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 76 through 100 and on page 101, respectively, of the Annual Report to Shareholders for the year ended December 30, 2000, are incorporated by reference into this Report by Item 8 hereof:

      Consolidated Statements of Income, Shareholders' Equity and
Cash Flows - Years ended December 30, 2000, December 25, 1999, and December 26, 1998;

      Consolidated Balance Sheets - December 30, 2000 and
      December 25, 1999;

      Notes to the Consolidated Financial Statements; and

      Report of Independent Certified Public Accountants.

(a) (2) List of Financial Statement Schedules

     The following consolidated financial statement schedule
(numbered in accordance with Regulation S-X) of Tupperware
Corporation is included in this Report:

      Report of Independent Certified Public Accountants on
Financial Statement Schedule, page 17of this Report; and

     Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 30, 2000, page 18 of this Report.

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

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)



  Exhibit
  Number                      Description


     *1               Underwriting Agreement (Attached to Form
                      S-3 (No. 333-12125) Registration Statement as Exhibit 1 filed with the Commission on September 16, 1996, and incorporated herein by reference).

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

     *3.2             Amended and Restated By-laws of Tupperware
                      Corporation as amended May 11, 1999
                      (Attached as Exhibit 3.2 to Form 10-Q for the second quarter of 1999 filed with the Commission on August 9, 1999, and incorporated herein by reference).
     *4.1             Rights Agreement, by and between Tupperware
                      Corporation and the rights agent named
                      therein (Attached as Exhibit 4 to Form 10
                      (No. 1-11657), filed with the Commission on March 4, 1996, and incorporated herein by reference).

     *4.2             Indenture dated as of October 1, 1996, among
                      Tupperware Corporation and The First National
                      Bank of Chicago, as Trustee, (Attached as
                      Exhibit 4(a) to Tupperware Corporation's
                      Registration Statement on Form S-3 (No.
                      333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

     *4.3             Form of Debt Securities (Attached as
                      Exhibit 4(b) to Tupperware Corporation's
                      Registration Statement on Form S-3
                      (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

     *4.4 Form of Warrant Agreement, including form of Warrant Certificate (Attached as
                      Exhibit 4(a) to Tupperware Corporation's
                      Registration Statement on Form S-3
                      (No. 333-12125) filed with the Commission on September 25, 1996, and incorporated herein by reference).

      10.1            Tupperware Corporation 1996 Incentive
                      Plan as amended through August 10, 2000.

     *10.2            Tupperware Corporation Directors' Stock
                      Plan as amended November 12, 1998
                      (Attached as Exhibit 10.2 to Form 10-K
                      (No. 1-11657) filed with the Commission
                      on March 24, 1999, and incorporated
                      herein by reference).

     *10.3            Form of Change of Control Agreement
                      (Attached as Exhibit 10.2 to Form 10-Q
                      for the third quarter of 1999 filed with the Commission on November 8, 1999, and incorporated herein by reference).

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

     *10.6            Credit Agreement dated May 16, 1996
                      (Attached as Exhibit 10.8 to the
                      Registrant's Registration Statement
                      on Form 10 (No. 1-11657), filed with the Commission on May 22, 1996 as Exhibit
                      10.8, and incorporated herein by reference).

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

     *10.9            Loan Agreement, Promissory Note,
                      and Stock Pledge Agreement dated
                      November 13, 1998, between a subsidiary
                      of Tupperware and E.V. Goings (Attached
                      as Exhibit 10.9 to the Registrant's
                      Annual Report on Form 10-K for the year
                      ended December 26, 1998 filed with the
                      Commission on March 24, 1999, and
                      incorporated herein by reference).

     *10.10 Management Stock Purchase Plan (Attached to Form S-8 (No. 333-48650) as Exhibit 4.3 filed with the Commission on October 26, 2000 and incorporated herein by reference).


      10.11 Form of Promissory Note between Tupperware and various executives.

      10.12           Form of Stock Pledge Agreement between
                      Tupperware and various executives.

     *10.13 Tupperware Corporation 2000 Incentive Plan as amended through August 10, 2000 (Filed on Form S-8 (No. 333-50012) on November 15,
                      2000, and incorporated herein by reference.)

      13 Pages 58 through 102 of the Annual Report to Shareholders of the Registrant for the year ended December 30, 2000.

      21 Subsidiaries of Tupperware Corporation as of March 20, 2001.

      23              Manually signed Consent of Independent
                      Certified Public Accountants to the
                      incorporation of their report by reference into the prospectus contained in specified registration statements on Form S-8 and Form S-3.

      24              Powers of Attorney.


*Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K

     During the quarter ended December 30, 2000, the Registrant did not file any reports on Form 8-K.


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                 ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Tupperware Corporation

     Our audits of the consolidated financial statements referred to in our report dated February 20, 2001 appearing in the 2000 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Orlando, Florida
February 20, 2001


                     TUPPERWARE CORPORATION
          SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
           FOR THE THREE YEARS ENDED DECEMBER 30, 2000
                          (In millions)
     Col. A        Col. B         Col. C           Col. D     Col. E
     ------        ------         ------           ------     ------

                                 Additions
                                 ---------
                   Balance    Charged  Charged                 Balance
                      at     to Costs     to                   at End
                  Beginning     and     Other     Deductions     of
                  of Period  Expenses  Accounts                Period
                  ---------  --------  --------   ----------   -------
Allowance for
doubtful
accounts,
current and
long term:

Year ended
December 30,         $53.4     $13.9     $0.1     $(5.3)<F1>    $59.7
2000
                                                  $(2.4)<F2>


Year ended
December 25,          77.4       8.6      0.1     (25.3)<F1>     53.4
1999
                                                   (7.4)<F2>


Year ended
December 26,          81.9      15.0     (0.5)    (22.3)<F1>     77.4
1998
                                                     3.3<F2>

Valuation
allowance
for deferred tax
assets:

Year ended
December 30,          30.8       1.0        -       -            31.8
2000

Year ended
December 25,          23.9       6.9        -       -            30.8
1999

Year ended
December 26,          14.4       9.5        -       -            23.9
1998

<F1> Represents write-offs less recoveries.
<F2> Foreign currency translation adjustment.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Tupperware Corporation
(Registrant)

By / s/ E.V. GOINGS
--------------------------
E.V. Goings
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                     Title

/s/ E.V. Goings               Chairman of the Board of Directors,
-------------------------     Chief Executive Officer and
E.V. Goings                   Director
                              (Principal Executive Officer)

/s/ Paul B. Van Sickle        Executive Vice President and Chief
-------------------------     Financial Officer
Paul B. Van Sickle            (Principal Financial Officer)


/s/ Judy B. Curry             Vice President and Controller
-------------------------     (Principal Accounting Officer)
Judy B. Curry


     *                  Director
Rita Bornstein, Ph.D

     *                  Director
Clifford J. Grum

     *                  Director
Betsy D. Holden

     *                  Director
Joe R. Lee

     *                  Director
Bob Marbut

     *                  Director
Angel R. Martinez

     *                  Director
David R. Parker

     *                  Director
Robert M. Price

     *                  Director
Joyce M. Roche

     *                  Director
M. Anne Szostak



    *By  /s/ Thomas M. Roehlk
         ----------------------------
           Thomas M. Roehlk
           Attorney-in-fact


March 20, 2001

                          EXHIBIT INDEX


Exhibit No.              Description

10.1                Tupperware Corporation 1996
                    Incentive Plan as amended through
                    August 10, 2000

10.11               Form of Promissory Note between
                    Tupperware and various executives.

10.12               Form of Stock Pledge Agreement
                    between Tupperware and various
                    executives.

13                  Pages 58 through 102 of the
                    Annual Report to Shareholders
                    of the Registrant for the year
                    ended December 30, 2000

21                  Subsidiaries of Tupperware
                    Corporation as of March 20, 2001

23                  Manually signed Consent of
                    Independent Certified Public
                    Accountants to the incorporation
                    of their report by reference into the
                    prospectus contained in specified
                    registration statements on Form S-8
                    and Form S-3

24                  Powers of Attorney