Form 10-Q
period 2001-03-31
TUPPERWARE CORP
filed 2001-05-15
CIK 1008654

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

 (Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                      For the 13 weeks ended March 31, 2001

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the Transition period from                  to
                                  ----------------    ---------------

                         Commission file number 1-11657

                                   ----------

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

As of May 7, 2001, 57,907,119 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Statements of Income (Unaudited)
            for the 13 weeks ended March 31, 2001 and
            14 weeks ended April 1, 2000 ........................    2

         Consolidated Balance Sheets (Unaudited) as of
            March 31, 2001 and December 30, 2000 ................    3

         Consolidated Statements of Cash Flows (Unaudited)
            for the 13 weeks ended March 31, 2001 and
            14 weeks ended April 1, 2000 ........................    5

         Notes to Consolidated Financial Statements (Unaudited)..    6

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......   10


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .......................   16

SIGNATURES ......................................................   17


The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 30, 2000.

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

                             TUPPERWARE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           13 WEEKS   14 WEEKS
                                                             ENDED      ENDED
                                                           MARCH 31,   APRIL 1,
                                                             2001       2000
                                                            -------    -------
                                                          (IN MILLIONS, EXCEPT
                                                            PER SHARE AMOUNTS)
Net sales ...............................................   $ 263.7    $ 273.1
                                                            -------    -------
Costs and expenses:
   Cost of products sold ................................      88.1       93.8
   Delivery, sales and administrative expense ...........     144.5      148.0
   Interest expense .....................................       7.3        6.0
   Interest income ......................................      (0.6)      (0.4)
   Re-engineering charge ................................       1.0         --
   Other expense, net ...................................       0.6        0.9
                                                            -------    -------
      Total costs and expenses ..........................     240.9      248.3
                                                            -------    -------
Income before income taxes ..............................      22.8       24.8
Provision for income taxes ..............................       4.9        5.6
                                                            -------    -------
Net income ..............................................   $  17.9    $  19.2
                                                            =======    =======
Net income per common share:
   Basic ................................................   $  0.31    $  0.33
                                                            =======    =======
   Diluted ..............................................   $  0.30    $  0.33
                                                            =======    =======









    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                   MARCH 31,  DECEMBER 30,
                                                     2001        2000
                                                    ------      ------
                                                      (IN MILLIONS)
Cash and cash equivalents .....................     $ 26.9      $ 32.6
Accounts receivable ...........................      132.5       140.2
   Less allowances for doubtful accounts ......      (25.7)      (27.7)
                                                    ------      ------
                                                     106.8       112.5

Inventories ...................................      140.7       144.1
Deferred income tax benefits ..................       46.5        47.1
Prepaid expenses and other assets .............       40.9        36.1
                                                    ------      ------
   Total current assets .......................      361.8       372.4
                                                    ------      ------

Deferred income tax benefits ..................      120.7       123.2
Property, plant and equipment .................      928.2       948.9
   Less accumulated depreciation ..............     (701.3)     (715.8)
                                                    ------      ------
                                                     226.9       233.1
Long-term receivables, net of allowances of
  $32.8 million at March 31, 2001 and
  $28.4 million at December 30, 2000 ..........       31.1        31.2
Goodwill, net of accumulated amortization of
  $0.6 million at March 31, 2001 and
  $0.2 million at December 30, 2000 ...........       57.3        57.7
Other assets ..................................       33.8        31.8
                                                    ------      ------
   Total assets ...............................     $831.6      $849.4
                                                    ======      ======





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                   MARCH 31,  DECEMBER 30,
                                                     2001        2000
                                                    ------      ------
                                                    (DOLLARS IN MILLIONS
                                                  EXCEPT PER SHARE AMOUNTS)
Accounts payable ................................   $ 65.2      $ 88.6
Short-term borrowings and current portion of
   long-term debt ...............................     66.3        26.9
Accrued liabilities .............................    152.8       160.3
                                                    ------      ------
   Total current liabilities ....................    284.3       275.8

Long-term debt ..................................    339.3       358.1
Accrued post-retirement benefit cost ............     37.4        37.4
Other liabilities ...............................     52.6        54.2

Shareholders' equity:
 Preferred stock, $0.01 par value, 200,000,000
   shares authorized; none issued ...............      --          --
 Common stock, $0.01 par value, 600,000,000
   shares authorized; 62,367,289 shares issued...     0.6         0.6
 Paid-in capital ................................     21.7        21.7
 Subscription receivable ........................    (21.6)      (21.2)
 Retained earnings ..............................    498.6       493.7
 Treasury stock, 4,492,751 shares at
   March 31, 2001, and 4,533,151 shares
   at December 30, 2000, at cost ................   (124.5)     (125.5)
 Unearned portion of restricted stock issued
   for future service ...........................    (0.3)       (0.4)
 Accumulated other comprehensive income .........   (256.5)     (245.0)
                                                    ------      ------
   Total shareholders' equity ...................    118.0       123.9
                                                    ------      ------
   Total liabilities and shareholders' equity ...   $831.6      $849.4
                                                    ======      ======







    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                13 WEEKS   14 WEEKS
                                                                                  ENDED      ENDED
                                                                                MARCH 31,   APRIL 1,
                                                                                  2001        2000
                                                                                  -----      -----
                                                                                   (IN MILLIONS)
OPERATING ACTIVITIES:
Net income ..................................................................     $17.9      $19.2
Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization .........................................      12.7       15.4
      (Gain) loss on sale of assets .........................................      (0.1)       1.9
      Foreign exchange loss, net ............................................        --        0.1

Changes in assets and liabilities:
   Decrease in accounts receivable ..........................................       0.2        7.4
   Increase in inventories ..................................................      (1.2)      (7.6)
   Decrease in accounts payable and accrued liabilities .....................     (27.8)     (45.2)
   Increase (decrease) in income taxes payable ..............................       1.2       (4.5)
   Decrease (increase) in net deferred income taxes .........................       0.6       (2.9)
   Other, net ...............................................................      (8.8)       1.0
                                                                                  -----      -----
      Net cash used in operating activities .................................      (5.3)     (15.2)
                                                                                  -----      -----
INVESTING ACTIVITIES:
   Capital expenditures .....................................................     (11.3)      (8.4)
                                                                                  -----      -----
FINANCING ACTIVITIES:
   Dividend payments to shareholders ........................................     (12.8)     (12.7)
   Proceeds from exercise of stock options ..................................       0.5         --
   Net increase in short-term debt ..........................................      24.6       40.2
                                                                                  -----      -----
     Net cash provided by financing activities ..............................      12.3       27.5
                                                                                  -----      -----
Effect of exchange rate changes on cash and cash
   equivalents ..............................................................      (1.4)        --
                                                                                  -----      -----
     Net (decrease) increase in cash and cash equivalents ...................      (5.7)       3.9
Cash and cash equivalents at beginning of year ..............................      32.6       24.4
                                                                                  -----      -----
Cash and cash equivalents at end of period ..................................     $26.9      $28.3
                                                                                  =====      =====
SUPPLEMENTAL DISCLOSURE:
Treasury shares sold for notes receivable ...................................     $ 0.6      $  --
                                                                                  =====      =====


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                             TUPPERWARE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company's fiscal year ends on the last Saturday of December. The first quarter included 14 weeks in 2000 compared with 13 weeks in 2001.

In October 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Cost" which requires fees billed to customers associated with shipping and handling to be classified as revenue. Accordingly, the Company has reclassified the revenue related to the shipping and handling fees billed to customers from delivery expense to net sales for the 2000 period presented.

NOTE 2:  INVENTORIES

Inventories, by component, are summarized as follows (in millions):

                                                        MARCH 31,    DECEMBER 30,
                                                           2001          2000
                                                         -------       -------
Finished goods ......................................    $  67.5       $  70.4
Work in process .....................................       26.2          25.5
Raw materials and supplies ..........................       47.0          48.2
                                                         -------       -------
   Total inventories ................................    $ 140.7       $ 144.1
                                                         =======       =======

NOTE 3:  NET INCOME PER COMMON SHARE

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was
57.8 million and 57.6 million for the 13 weeks ended March 31,

2001 and the 14 weeks ended April 1, 2000, respectively. The only difference in the computation of basic and diluted earnings per share was the inclusion of 1.1 million and 0.2 million of shares of potential common stock for the 2001 and 2000 periods presented, respectively. Options to purchase 2.3 million and 5.7 million shares of common stock in the first quarter of 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company's potential common stock consists of employee and director stock options and restricted stock.

NOTE 4:  OTHER COMPREHENSIVE INCOME

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the 13 weeks ended March 31, 2001 and 14 weeks ended April 1, 2000, were as follows (in millions):

                                                   13 WEEKS    14 WEEKS
                                                     ENDED       ENDED
                                                   MARCH 31,    APRIL 1,
                                                     2001         2000
                                                     -----        -----
Net income                                           $17.9        $19.2
Foreign currency translation adjustments             (13.0)        (4.8)
Net equity hedge gain net of tax provisions of
  $1.0 million in first quarter 2001 and
  $1.4 million in first quarter 2000                   1.5          2.2
                                                     -----        -----
Comprehensive income                                 $ 6.4        $16.6
                                                     =====        =====

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and hedge activity as disclosed in Note 7, Accounting for Derivative Instruments and Hedging Activities.

NOTE 5:  RE-ENGINEERING PROGRAM

In 1999, the Company announced a three-year re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses.

In conjunction with implementing this program, the Company recorded in first quarter 2001 a pretax re-engineering charge of $1.0 million. The charge related to severance payments to approximately 100 employees whose positions were eliminated in connection with Latin America's implementation of the importer model, which commenced in fourth quarter 2000. The Company also incurred $0.6 million and $2.5 million in the first quarter 2001 and 2000, respectively, related to the internal and external consulting costs associated with designing and executing the re-engineering projects, which were included in delivery, sales and administrative expense. The total after tax cost was $1.3 million and $1.9 million for the 2001 and 2000 periods presented, respectively.

The liability balance as of March 31, 2001 and December 30, 2000 was as follows (in millions):

                                             2001           2000
                                            -------        -------
               Beginning balance            $   2.3        $   0.9
                 Provision                      1.0           12.5
                 Cash expenditures:
                        Severance              (0.4)          (3.0)
                        Other                  (0.7)          (0.5)
                 Non-cash write downs            --           (7.7)
                                            -------        -------
               Ending balance               $   2.2        $   2.3
                                            =======        =======

NOTE 6:  SEGMENT INFORMATION

The Company manufactures and distributes products primarily through independent direct sales forces: (1) plastic food storage and serving containers, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America.

                                         13 WEEKS      14 WEEKS
                                           ENDED         ENDED
                                         MARCH 31,      APRIL 1,
                                          2001           2000
                                         -------        -------
        Net sales:
           Europe                        $ 106.9        $ 132.5
           Asia Pacific                     47.2           56.2
           Latin America                    45.1           44.1
           United States                    48.6           40.3
           BeautiControl                    15.9             --
                                         -------        -------
             Total net sales             $ 263.7        $ 273.1
                                         =======        =======

        Operating profit (loss):
           Europe                        $  26.0        $  34.8
           Asia Pacific                      4.3            4.3
           Latin America                     3.5            2.4
           United States                     2.1           (3.2)
           BeautiControl                     0.4             --
                                         -------        -------
             Total operating profit         36.3           38.3
        Unallocated expenses                (5.8)          (7.9)
        Re-engineering charge               (1.0)            --
        Interest expense, net               (6.7)          (5.6)
                                         -------        -------
           Income before income taxes    $  22.8        $  24.8
                                         =======        =======

NOTE 7:  ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS133), "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no significant impact on the accounting treatment and financial results related to the hedging programs the Company had undertaken, and did not result in a cumulative effect adjustment.

The Company markets its products in over 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge its exposure and manage the foreign exchange impact to the financial statements. At its inception, the derivative financial instrument is designated as either a fair value hedge, cash flow hedge or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The hedging relationships the Company entered into have been highly effective, and the ineffective net gain recognized in other expense for the three month period ended March 31, 2000 was immaterial.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to six months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The ineffective portion of the gain or loss on the hedging instrument is recorded in other expense. As of March 31, 2001, and for the three-month period, the amounts recorded in other comprehensive income and other expense was not material.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the three-month period ending March 31, 2001, the Company recorded a net gain of $1.5 million in other comprehensive income. Due to the permanent nature of the investment, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the results of operations for the 13 weeks ended March 31, 2001 compared with the 14 weeks ended April 1, 2000, and changes in financial condition during the 13 weeks ended March 31, 2001. The Company's fiscal year ends on the last Saturday of each calendar year, and therefore the first quarter of 2000 included 14 weeks, whereas the first quarter of 2001 included 13 weeks.

In October 2000, the Emerging Issues Task Force issued EITF 00-10, "Accounting for Shipping and Handling Revenues and Cost" which requires fees billed to customers associated with shipping and handling to be classified as revenue. Accordingly, the Company has reclassified the revenue related to the shipping and handling fees billed to customers from delivery expense to net sales for the 2000 period presented and restated net sales and percent of sales information where appropriate in the following tables and discussion.

NET SALES

Net sales for the first quarter ended March 31, 2001 were $263.7 million, a decrease of $9.4 million, or 3 percent, from $273.1 million in 2000. Excluding the $20.6 million negative impact of foreign exchange, net sales increased 4 percent over 2000. The first quarter of 2000 did not include sales of BeautiControl since it was acquired in October 2000. Excluding the impact of foreign exchange and BeautiControl sales from the first quarter 2001, sales declined 2 percent compared with 2000. Significant improvement in the United States and an increase in Latin America, was offset by declines in Europe and Asia Pacific. The extra week in the first quarter of 2000 had a negative impact on the sales comparison of approximately 2 percentage points.

RE-ENGINEERING COSTS

In 1999, the Company announced a three-year re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Included in first quarter 2001 results was a re-engineering charge of $1.0 million for severance costs associated with Latin America's implementation of an importer model. Also included in delivery, sales and administrative expense were costs of $0.6 million and $2.5 million in the first quarter of 2001 and 2000, respectively, for internal and external consulting costs associated with designing and executing the re-engineering projects. Total after tax costs were $1.3 million (or $0.03 per share) in 2001 and $1.9 million (or $0.04 per share) in 2000.

The re-engineering project is designed to increase operating profit return on sales by improving organizational alignment, increasing the gross margin percentage and reducing operating expenses. Re-engineering costs incurred to date total $43.9 million. The annual benefit of the actions when they are fully implemented is expected to be approximately $40 million to $50 million. Total one-time costs to be incurred through 2001 in implementing the program are projected to be between $50 million and $60 million, mainly for severance, plant closure costs and other costs.

COSTS AND EXPENSES

The cost of products sold as a percentage of sales was 33.4 percent and 34.3 percent for the first quarter of 2001 and 2000, respectively. All areas reported improved margins primarily due to the sale of a greater proportion of high-margin products and continued savings from re-engineering actions. BeautiControl branded products have higher average gross margins than Tupperware branded products, and that also contributed to the comparative improvement.

Delivery, sales and administrative expense increased slightly as a percentage of sales to 54.8 percent for the first quarter of 2001, compared with 54.2 percent in 2000, primarily due to the impact of BeautiControl on the comparison. A decrease in distribution expense and lower re-engineering consulting costs in the Tupperware business were offset by an increase from the inclusion of BeautiControl. BeautiControl's 2001 expenses as a percentage of sales were greater than for the Tupperware business in 2000. Also contributing to the increase was goodwill amortization as a result of the acquisition. Excluding the BeautiControl results, the comparative expenses declined slightly as a percentage of sales.

NET INTEREST EXPENSE

For the first quarter of 2001, net interest expense increased $1.1 million over 2000 due to higher borrowing levels from the acquisition of BeautiControl and the repurchase of common shares in the fourth quarter of 2000.

TAX RATE

The effective tax rate for the first quarter of 2001 was 21.5 percent compared with 22.5 percent in 2000. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

NET INCOME

Net income for the quarter decreased 7 percent to $17.9 million, or $0.30 per share, compared with $19.2 million, or $0.33 per share, in 2000. Foreign exchange had a negative impact on net income of $3.4 million, or $0.06 per share. Excluding the re-engineering costs for both periods and the negative impact of foreign exchange, net income increased by 8 percent for the first quarter. In local currency, the increase was driven by improvements in all areas except Europe, due to improved gross margins and cost controls.

International operations generated 76 percent and 85 percent of sales, and 93 percent and all of the operating profit for the first quarter 2001 and 2000, respectively.

REGIONAL RESULTS (DOLLARS IN MILLIONS)

EUROPE

-------------------------------------------------------------------------------------------
                                                                  Negative
                                                                  foreign        Percent
                                         Decrease     Restated    exchange       of total
                2001       2000      Dollar  Percent  decrease     impact      2001    2000
              --------   --------   -------  -------  --------     -------      --     ----
Net sales     $  106.9   $  132.5   $ (25.6)   (19)%     (12)%     $ (11.5)     41%     49%
Operating
  profit          26.0       34.8      (8.8)   (25)      (17)         (3.4)     71      91
-------------------------------------------------------------------------------------------


The sales decrease in Europe was attributable to lower volume in Germany and, to a lesser extent, lower volume in the Nordics. Impacting the comparison was the extra week in the first quarter 2000 and the weaker euro, which caused a decline in consumer spending. The area increased promotional spending, which resulted in a late quarter increase in sales force activity over the prior year. The decrease in operating profit primarily reflected the lower sales level along with higher promotional and operating expenses offset by a slight increase in gross margins.

ASIA PACIFIC

-------------------------------------------------------------------------------------------
                                                                  Negative
                                                      Restated    foreign        Percent
                                         Decrease     increase    exchange       of total
                2001       2000      Dollar  Percent (decrease)    impact      2001    2000
              --------   --------   -------  -------  --------     -------     ----    ----
Net sales     $   47.2   $   56.2   $  (9.0)   (16)%      (5)%     $  (6.5)     18%     20%
Operating
  profit           4.3        4.3        --     (1)       26          (0.9)     12      11
-------------------------------------------------------------------------------------------

Results in Japan were the main driver of the sales decline in the area, and were partially offset by improvement in Malaysia/Singapore and Indonesia. In Japan, the extra week in the first quarter of 2000, as well as timing of promotional activities in the first quarter of 2001, impacted the comparative results. The increase in Malaysia/Singapore was driven by higher sales force activity due to successful promotional programs. The impact of foreign exchange on the comparison reflected the weakening of the Japanese yen, Korean won and Philippine peso.

Operating profit remained flat for the quarter, despite the lower sales volumes, due to higher gross margins from lower costs and lower operating expenses.

LATIN AMERICA

-------------------------------------------------------------------------------------------
                                                                  Negative
                                                                  foreign        Percent
                                         Increase     Restated    exchange       of total
                2001       2000      Dollar  Percent  increase     impact      2001    2000
              --------   --------   -------  -------  --------     -------     ----    ----
Net sales     $  45.1    $  44.1    $  1.0      2%       9%        $ (2.6)      17%     16%
Operating
  profit          3.5        2.4       1.1     49       63           (0.2)      10       6
-------------------------------------------------------------------------------------------

Mexico drove the sales improvement on higher volumes due to an increase in total salesforce and activity levels. The negative foreign exchange impact reflected weakening of the Brazilian real and Mexican peso.

In the fourth quarter of 2000, the Company made the decision to begin operating the smaller Latin America businesses under an importing distributor model. The benefit of this change is expected to improve the Company and distributor value chains while retaining a structure for growth. The operating profit improvement was due to the higher sales volumes in Mexico, as well as the lower costs as a result of the importer model. In addition, commencing in 2000, the Company incurred higher costs in Brazil to implement a model to ship directly to consultants rather than through its distributors.

UNITED STATES

--------------------------------------------------------------------------------
                                                                    Percent
                                                Increase            of total
                      2001      2000       Dollar     Percent     2001    2000
                      ----      ----       ------     -------     ----    ----
Net sales            $ 48.6    $ 40.3       $ 8.3       21%        18%     15%
Operating
  profit (loss)         2.1      (3.2)        5.3        +          6      nm
--------------------------------------------------------------------------------

nm - Not meaningful.
+ Increase of more than 100 percent.

The 21-percent sales increase for the quarter was from higher core party sales and the integrated direct access (IDA) initiatives, which are a convergence of the core party plan business with showcases, the Internet, promotional business-to-business sales and television sales. The IDA initiatives contributed approximately 70% of the sales increase and represented 15 percent of total sales, of which approximately two thirds was from business-to-business sales. The business-to-business sales are to partners who pack their products in Tupperware containers, along with "bounce back" offers to promote hosting and attending Tupperware parties, and sell the combined package at retail stores. Sales from the business-to-business channel are based on reaching agreements with business partners and their product needs, and the first quarter 2001 sales are not necessarily indicative of future trends.

Despite difficulty in recruiting and motivating consultants in a full employment environment, the total sales force grew 32 percent and the active sales force 19 percent over first quarter 2000, reflecting the success of these distribution channels in building the party plan business.

The significant increase in operating profit was primarily driven by the increase in sales volume and the related increase in gross profits. Gross margin percentages increased slightly over 2000, and operating expenses decreased as a percent of sales.

BEAUTICONTROL

--------------------------------------------------------------------------------
                                                                     Percent
                                               Increase              of total
                        2001      2000     Dollar    Percent     2001       2000
                        ----      ----     ------    -------     ----       ----
Net sales            $   15.9      na        na         na        6%         na
Operating
  profit                  0.4      na        na         na        1          na
--------------------------------------------------------------------------------

na - Not applicable - BeautiControl acquired in October, 2000.

In 2000, the Company completed the acquisition of BeautiControl, a party plan direct seller that markets premium cosmetics and skin care products through a highly trained independent sales force. On a pro forma basis, comparing the first quarter 2001 with the same 2000 period, sales increased slightly and profit was down due to the charge for goodwill amortization. Planned investment in training and promotional programs also had a negative impact on first quarter results. In 2001, the Company will focus on enhancing the North American beauty business and starting operations in Latin America. By late second quarter of 2001, the Company expects to launch operations in Mexico.

FINANCIAL CONDITION

Liquidity and Capital Resources. Working capital decreased to $77.5 million as of March 31, 2001, compared with $96.6 million as of the end of 2000. This decrease was primarily driven by higher short-term borrowings and current portion of long-term debt and lower accounts receivable and cash balances, partially offset by lower accounts payable and accrued liabilities. The lower accounts payable and accrued liabilities balances reflect a seasonal reduction and timing of payments. The lower net receivables balance was the due to the impact of foreign exchange. With regard to the level of short-term borrowings, the Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company's cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a higher amount was classified as current at the end of the first quarter of 2001 than at the end of 2000.

As of March 31, 2001, the Company had $92.4 million available under its unsecured multicurrency credit facility, which expires in 2002. The multicurrency credit facility along with $218.9 million of other foreign uncommitted lines of credit, and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

Operating Activities. Net cash used in operating activities for the first quarter of 2001 was $5.3 million, compared with $15.2 million in the 2000 period. The difference between the periods was primarily due to a lower decrease in accounts payable and accrued liabilities, partially offset by a lower decrease in accounts receivable.

Investing Activities. The $11.3 million and $8.4 million of cash used in investing activities for the three-month periods of 2001 and 2000, respectively, was for capital expenditures, primarily for new molds.

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

FORWARD-LOOKING STATEMENTS

Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company's independent sales force, success of new products and promotional programs, economic and market conditions generally and foreign exchange risk in particular, disruptions with the integrated direct access strategies, integration of BeautiControl and other risks detailed in the Company's report on Form 8-K dated April 10, 2001, as filed with the Securities and Exchange Commission.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None


         (b)      Reports on Form 8-K
                  During the quarter, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TUPPERWARE CORPORATION



                                    By: /s/ Pradeep Mathur
                                        ----------------------------------------
                                        Senior Vice President,
                                          and Chief Financial Officer



                                    By: /s/ Judy B. Curry
                                        ----------------------------------------
                                        Vice President and Controller


Orlando, Florida

May 14, 2001