Form 10-Q
period 2001-06-30
TUPPERWARE CORP
filed 2001-08-14
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the 13 weeks ended June 30, 2001

OR

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition period from ___________ to ___________

Commission file number 1-11657

TUPPERWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4062333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 826-5050

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ].

As of August 10, 2001, 58,008,477 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

		Page
		Number

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income (Unaudited)
	for the 13 weeks ended June 30, 2001 and
	July 1, 2000	2

	Consolidated Statements of Income (Unaudited)

	for the 26 weeks ended June 30, 2001 and
	27 weeks ended July 1, 2000	3

	Consolidated Balance Sheets (Unaudited) as of

	June 30, 2001 and December 30, 2000	4

	Consolidated Statements of Cash Flows (Unaudited)

	for the 26 weeks ended June 30, 2001 and
	27 weeks ended July 1, 2000	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of

	Financial Condition and Results of Operations	12

	PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

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

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
	June 30,	July 1,
	2001	2000

	(In millions, except per share amounts)

Net sales	$285.4	$278.4

Costs and expenses:
Cost of products sold	94.0	93.5

Delivery, sales and administrative expense	150.7	142.8

Interest expense	5.9	4.7

Interest income	(1.0)	(0.4)

Re-engineering charge	0.5	—

Other expense, net	—	0.3

Total costs and expenses	250.1	240.9

Income before income taxes	35.3	37.5

Provision for income taxes	7.6	8.4

Net income	$27.7	$29.1

Net income per common share:

Basic	$0.48	$0.50

Diluted	$0.47	$0.50

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	26 Weeks	27 Weeks
	Ended	Ended
	June 30,	July 1,
	2001	2000

	(In millions, except per share amounts)

Net sales	$549.1	$551.5

Costs and expenses:

Cost of products sold	182.1	187.3
Delivery, sales and administrative expense	295.2	290.8

Interest expense	13.2	10.7

Interest income	(1.6)	(0.8)

Re-engineering charge	1.5	—

Other expense, net	0.6	1.2

Total costs and expenses	491.0	489.2

Income before income taxes	58.1	62.3

Provision for income taxes	12.5	14.0

Net income	$45.6	$48.3

Net income per common share:

Basic	$0.79	$0.83

Diluted	$0.77	$0.83

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 30,	December 30,
	2001	2000

	(In millions)
Cash and cash equivalents	$36.5	$32.6

Accounts receivable	143.9	140.2

Less allowances for doubtful accounts	(27.7)	(27.7)

	116.2	112.5

Inventories	138.8	144.1

Deferred income tax benefits	47.7	47.1

Prepaid expenses and other assets	45.0	36.1

Total current assets	384.2	372.4

Deferred income tax benefits	123.8	123.2

Property, plant and equipment	926.2	948.9

Less accumulated depreciation	(696.3)	(715.8)

	229.9	233.1

Long-term receivables, net of allowances of $32.5 million at June 30, 2001 and $28.4 million at December 30, 2000	33.9	31.2

Goodwill, net of accumulated amortization of $0.9 million at June 30, 2001 and $0.2 million at December 30, 2000	57.0	57.7

Other assets	37.4	31.8

Total assets	$866.2	$849.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Unaudited)

	June 30,	December 30,
	2001	2000

	(Dollars in millions except per share amounts)
Accounts payable	$77.3	$88.6

Short-term borrowings and current portion of long-term debt	65.4	26.9

Accrued liabilities	156.1	160.3

Total current liabilities	298.8	275.8

Long-term debt	339.4	358.1

Accrued post-retirement benefit cost	37.2	37.4

Other liabilities	55.4	54.2

Shareholders’ equity:

Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—

Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6

Paid-in capital	21.7	21.7

Subscription receivable	(21.6)	(21.2)

Retained earnings	512.2	493.7

Treasury stock, 4,386,431 shares at June 30, 2001, and 4,483,151 shares at December 30, 2000, at cost	(121.7)	(125.5)

Unearned portion of restricted stock issued for future service	(0.2)	(0.4)

Accumulated other comprehensive income	(255.6)	(245.0)

Total shareholders’ equity	135.4	123.9

Total liabilities and shareholders’ equity	$866.2	$849.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks	27 Weeks
	Ended	Ended
	June 30,	July 1,
	2001	2000

	(In millions)
Operating Activities:

Net income	$45.6	$48.3

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	24.0	28.1

Loss on sale of assets	0.1	1.3

Foreign exchange loss, net	—	0.1

Changes in assets and liabilities:

Increase in accounts receivable	(13.9)	(5.0)

Increase in inventories	(4.1)	(14.4)

Decrease in accounts payable and accrued liabilities	(20.2)	(43.3)

Increase (decrease) in income taxes payable	6.3	(3.1)

Increase in net deferred income taxes	—	(6.2)

Other, net	(9.6)	(8.0)

Net cash provided by (used in) operating activities	28.2	(2.2)

Investing Activities:

Capital expenditures	(24.5)	(15.3)

Financing Activities:

Dividend payments to shareholders	(25.5)	(38.1)

Proceeds from exercise of stock options	1.9	0.9

Net increase in short-term debt	25.5	56.4

Net cash provided by financing activities	1.9	19.2

Effect of exchange rate changes on cash and cash equivalents	(1.7)	(0.7)

Net increase in cash and cash equivalents	3.9	1.0

Cash and cash equivalents at beginning of year	32.6	24.4

Cash and cash equivalents at end of period	$36.5	$25.4

Supplemental Disclosure:

Treasury shares sold for notes receivable	$0.6	$—

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

The Company’s fiscal year ends on the last Saturday of December. The six months ended June 30, 2001 included 26 weeks whereas the six months ended July 1, 2000 included 27 weeks.

In October 2000, the Emerging Issues Task Force issued EITF 00-10, “Accounting for Shipping and Handling Revenues and Cost” which requires fees billed to customers associated with shipping and handling to be classified as revenue. Accordingly, the Company has reclassified the revenue related to the shipping and handling fees billed to customers from delivery expense to net sales for the 2000 periods presented. There is no impact on net income.

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	June 30,	December 30,
	2001	2000

Finished goods	$69.0	$70.4

Work in process	23.3	25.5

Raw materials and supplies	46.5	48.2

Total inventories	$138.8	$144.1

Note 3: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 57.9 million and 57.7 million for the 13 weeks ended June 30, 2001 and July 1, 2000, respectively. For the six-month period, the weighted average number of shares used in the basic earnings per share computations was 57.8 million and 57.6 million

Note 3: Net Income Per Common Share (cont’d)

for 2001 and 2000, respectively. The only difference in the computation of basic and diluted earnings per share in the second quarter and six-month periods was the inclusion of 1.0 million and 0.3 million of shares of potential common stock for the 2001 and 2000 periods, respectively. Options to purchase 2.2 million and 3.4 million shares of common stock in the second quarter of 2001 and 2000, respectively, and 2.2 million and 4.6 million shares of common stock, in the year-to-date periods of 2001 and 2000, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the respective period and, therefore, would have been anti-dilutive if included. The Company’s potential common stock consists of employee and director stock options and restricted stock.

Note 4: Other Comprehensive Income

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the second quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		26 Weeks	27 Weeks
			Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net income	$27.7	$29.1	$45.6	$48.3

Foreign currency translation adjustments	(1.7)	(16.1)	(14.7)	(20.9)

Net equity hedge gain, net of tax provision of $1.6 and $0.7 million for the second quarter 2001 and 2000, respectively, and $2.6 and $2.1 million for the comparable year-to-date periods	2.6	1.1	4.1	3.3

Comprehensive income	$28.6	$14.1	$35.0	$30.7

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

In conjunction with implementing this program, the Company recorded in the second quarter and first half of 2001 pretax re-engineering charges of $0.5 million and $1.5 million, respectively. The charges related to severance payments to approximately 150 employees whose positions were eliminated in connection with the implementation of an importer model in Latin America, which commenced in the fourth quarter of 2000 and other re-engineering actions. The Company also incurred $1.7 million and $2.2 million in the second quarter 2001 and 2000, respectively, related to the internal and external consulting costs associated with designing and executing the re-engineering projects, which were included in delivery, sales and administrative expense. Year-to-date amounts were $2.3 million and $4.7 million in 2001 and 2000, respectively.

The liability balance as of June 30, 2001 and December 30, 2000 was as follows (in millions):

	2001	2000

Beginning of year balance	$2.3	$0.9

Provision	1.5	12.5

Cash expenditures:

Severance	(1.4)	(3.0)

Other	(1.2)	(0.5)

Non-cash write downs	—	(7.6)

End of period balance	$1.2	$2.3

Note 6: Segment Information

The Company manufactures and distributes products primarily through independent direct sales forces: (1) plastic food storage and serving containers, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America and, beginning in June 2001, in Latin America.

	13 Weeks Ended		26 Weeks	27 Weeks
			Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2001	2000	2001	2000

Net sales:

Europe	$97.4	$103.2	$204.3	$235.7

Asia Pacific	54.5	69.3	101.7	125.5

Latin America	57.3	51.4	102.4	95.5

United States	60.9	54.5	109.5	94.8

BeautiControl	15.3	—	31.2	—

Total net sales	$285.4	$278.4	$549.1	$551.5

Operating profit:

Europe	$19.0	$27.1	$45.0	$61.9

Asia Pacific	9.5	14.8	13.8	19.1

Latin America	9.8	5.0	13.3	7.4

United States	7.4	3.7	9.5	0.5

BeautiControl	1.6	—	2.0	—

Total operating profit	47.3	50.6	83.6	88.9

Unallocated expenses	(6.6)	(8.8)	(12.4)	(16.7)

Re-engineering charge	(0.5)	—	(1.5)	—

Interest expense, net	(4.9)	(4.3)	(11.6)	(9.9)

Income before income taxes	$35.3	$37.5	$58.1	$62.3

Note 7: Accounting for Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no significant impact on the accounting treatment and financial results related to the hedging programs the Company had undertaken, and did not result in a cumulative effect adjustment.

Note 7: Accounting for Derivative Instruments and Hedging Activities (cont’d)

The Company markets its Tupperware® products in over 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge its exposure and manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as either a fair value hedge, cash flow hedge or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gain recognized in other expense for both the second quarter and year-to-date periods ended June 30, 2001 was immaterial.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to six months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The ineffective portion of the gain or loss on the hedging instrument is recorded in other expense. As of June 30, 2001 and for the second quarter and year-to-date periods ended June 30, 2001, the amounts recorded in other comprehensive income and other expense were not material.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the second quarter of 2001 and the year-to-date period ended June 30, 2001, the Company recorded net gains of $2.6 million and $4.1 million, respectively, in other comprehensive income. Due to the permanent nature of the investment, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 8: New Pronouncement

In July 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets", which supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company will no longer amortize its goodwill, but will, however, evaluate it for impairment at least annually. The Company expects a modest ongoing benefit from the elimination goodwill amortization.

Note 9: Subsequent Event

On July 26, 2001, the Company closed a $150 million private placement of debt with a 10 year bullet maturity and an interest rate of 7.91 percent. The proceeds from the new debt were used to reduce commercial paper borrowings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 30, 2001 compared with the 13 weeks and 27 weeks ended July 1, 2000, and changes in financial condition during the 26 weeks ended June 30, 2001. The Company’s fiscal year ends on the last Saturday of December. The six months ended June 30, 2001 included 26 weeks whereas the six months ended July 1, 2000 included 27 weeks.

In October 2000, the Emerging Issues Task Force issued EITF 00-10, “Accounting for Shipping and Handling Revenues and Cost” which requires fees billed to customers associated with shipping and handling to be classified as revenue. Accordingly, the Company has reclassified the revenue related to the shipping and handling fees billed to customers from delivery expense to net sales for the 2000 periods presented and restated net sales and percent of sales information where appropriate in the following tables and discussion.

Net Sales

Net sales for the second quarter ended June 30, 2001 were $285.4 million, an increase of $7.0 million, or 2 percent, from $278.4 million in 2000. Excluding the $16.4 million negative impact of foreign exchange, net sales increased 9 percent over 2000. The second quarter of 2000 did not include sales of BeautiControl since it was acquired in October 2000. Excluding the impact of foreign exchange and BeautiControl from the second quarter of 2001, sales increased 3 percent compared with 2000. Strong improvements in the United States and Latin America were partially offset by declines in Europe and Asia Pacific.

Net sales for the year-to-date period ended June 30, 2001 were $549.1 million, a decrease of less than 1 percent from $551.5 million in 2000. Excluding the $37.0 million negative impact of foreign exchange, net sales increased 7 percent. Excluding the impact of foreign exchange and BeautiControl from the year-to-date period, sales increased 1 percent from 2000. Strong improvements in the United States and Latin America were offset by declines in Europe and Asia Pacific. The impact of the extra week in 2000 had a slightly negative impact on the comparison.

Re-engineering Costs

In 1999, the Company announced a three-year re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Included in the second quarter and year-to-date 2001 results were re-engineering charges of $0.5 million and $1.5 million, respectively, for severance costs associated with Latin America’s implementation of an importer model.

Also included in delivery, sales and administrative expense were costs of $1.7 million and $2.2 million in the second quarter of 2001 and 2000, respectively, for internal and external consulting costs associated with designing and executing the re-engineering projects and other cost saving initiatives. Total after tax costs were $1.7 million (or $0.03 per share) in the second quarter of both 2001 and 2000. For the 2001 and 2000 year-to-date periods, delivery, sales and administrative expenses include costs of $2.3 million and $4.7 million, respectively. Total after tax costs were $3.0 million (or $0.06 per share) and $3.6 million (or $0.07 per share) for the year-to-periods of 2001 and 2000, respectively.

The re-engineering project is designed to increase operating profit return on sales by improving organizational alignment, increasing the gross margin percentage and reducing operating expenses. Re-engineering costs incurred to date total $46.6 million. The annual benefit of the actions when they are fully implemented is expected to be approximately $40 million to $50 million. Total costs of the three-year program are expected to be about $60 million. The majority of the remaining costs will be included in this year’s income statement, with a small amount expected to be recorded in 2002.

Costs and Expenses

Cost of products sold as a percentage of sales was 32.9 percent and 33.6 percent for the second quarter of 2001 and 2000, respectively. For the year-to-date period, the cost of products sold as a percentage of sales declined to 33.2 percent in 2001 from 34.0 percent in 2001. In both the second quarter and year-to-date, the United States and Latin America reported improved margins due to an improved product mix and lower costs, respectively. Second quarter and year-to-date margins in Europe were down due to higher costs while declines in Asia Pacific for both periods were due mainly to lower plant capacity utilization. BeautiControl branded products have higher average gross margins than Tupperware branded products, and that also contributed to the comparative improvement.

Delivery, sales and administrative expense increased slightly as a percentage of sales to 52.8 percent for the second quarter of 2001, compared with 51.3 percent in 2000, primarily due to the impact of BeautiControl on the comparison and increased promotional spending in Europe. For the first half of the year, the percentage increased to 53.8 percent from 52.7 percent. A decrease in re-engineering consulting costs was offset by the inclusion of BeautiControl. BeautiControl’s 2001 expenses as a percentage of sales were greater than for the Tupperware business in 2000. Also contributing to the increase was goodwill amortization as a result of the BeautiControl acquisition.

Net Interest Expense

In the second quarter and first six months of 2001, the Company incurred net interest expense of $4.9 million and $11.6 million, respectively. For the comparable 2000 periods, the Company incurred net interest expense of $4.3 million and $9.9 million, respectively. The increases in the 2001 periods were primarily due to higher borrowing levels from the acquisition of BeautiControl and the repurchase of common shares in the fourth quarter of 2000.

Tax Rate

The effective tax rate for the second quarter and year-to-date 2001 was 21.5 percent compared with 22.5 percent in both 2000 periods. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

Net income for the second quarter decreased 5 percent to $27.7 million, or $0.47 per share, compared with $29.1 million, or $0.50 per share, in 2000. Net income for the six-month period decreased 6 percent to $45.6 million, or $0.77 per share, compared with $48.3 million, or $0.83 per share, in 2000.

Excluding the re-engineering costs for both periods, net income for the second quarter 2001 decreased 4 percent to $29.4 million, or $0.50 per share, compared with $30.8 million, or $0.53 per share. For the six-month period, excluding the re-engineering costs for both periods, net income decreased 6 percent to $48.6 million, or $0.83 per share, compared with $51.9 million, or $0.90 per share. For the second quarter and year-to-date 2001, foreign exchange had a negative impact on results of $3.1 million and $6.5 million, respectively. Excluding the re-engineering costs for both periods and the negative impact of foreign exchange, net income increased 6 percent for the second quarter and increased 7 percent for the year-to-date period. In local currency, the increase in both periods was driven by improvements in the United States and Latin America offset by declines in Europe and Asia Pacific.

In the second quarter of 2001 and 2000, international operations generated 73 percent and 82 percent of sales, respectively, and 81 percent and 93 percent of operating profit, respectively. For the year-to-date periods in 2001 and 2000, international operations generated 74 percent and 84 percent of sales, respectively, and 87 percent and 99 percent of the operating profit, respectively.

Segment Results (dollars in millions)

Europe

						Negative
						foreign	Percent
			Decrease		Restated	exchange	of total
	2001	2000	Dollar	Percent	decrease	impact	2001	2000

Second Qtr

Net sales	$97.4	$103.2	$(5.8)	(6)%	—%	$(5.9)	34%	38%

Operating Profit	19.0	27.1	(8.1)	(30)	(23)	(2.3)	40	54

Year-to-Date

Net sales	$204.3	$235.7	$(31.4)	(13)%	(6)%	$(17.4)	37%	43%

Operating profit	45.0	61.9	(16.9)	(27)	(20)	(5.7)	54	70

The second quarter sales decline in Europe was due to the weaker euro. Local currency sales rose in Germany, which was offset by net decreases in other markets. For the first half of the year, the decline, excluding the impact of the weaker euro, was primarily driven by declines in Germany and France. In Germany, the decline was attributable to a smaller active sales force while in France, the active sales force was down slightly but was also less productive.

For both the second quarter and year-to-date periods, operating profit in local currency was down significantly. In both periods, the decrease was due to the weak consumer spending environment in the region that led to higher promotional expenses and higher costs. Also contributing was an increase in manufacturing costs due to decreased volume.

Asia Pacific

						Negative
						foreign	Percent
			Decrease		Restated	exchange	of total
	2001	2000	Dollar	Percent	decrease	impact	2001	2000

Second Qtr

Net sales	$54.5	$69.3	$(14.8)	(21)%	(9)%	$(9.4)	19%	25%

Operating Profit	9.5	14.8	(5.3)	(36)	(23)	(2.3)	20	29

Year-to-Date

Net sales	$101.7	$125.5	$(23.8)	(19)%	(7)%	$(15.9)	18%	23%

Operating profit	13.8	19.1	(5.3)	(28)	(13)	(3.3)	17	21

Second quarter and year-to-date sales decreased in local currency due primarily to declines in Japan and Korea due to a weak consumer spending environment and a less active sales force. In the second quarter, these declines were partially offset by improvements in India, Indonesia and the Philippines due to more active sellers. For the year-to-date, Indonesia and Malaysia both had strong sales increases as a result of increases in their respective active sales forces to partially offset the impact of Japan and Korea.

The decline in second quarter profit was due to the impact of the sales shortfall, the impact on cost of goods sold of lower plant capacity utilization and the absence of a $1.5 million second quarter 2000 benefit of a use tax incentive. For the year-to-date period, the decline was due to Japan, Korea and Australia as well as the absence of the second quarter 2000 use tax incentive benefit. While Japan and Korea were due to the sales declines, Australia was due to the timing of promotional programs and a reduced margin. Partially offsetting these declines was a significant improvement in Taiwan due to cost containment and improved margins.

The negative foreign exchange impact for both periods reflected the weakening of the Japanese yen and the Korean won.

Latin America

						(Negative)
						positive
						foreign	Percent
			Increase		Restated	exchange	of total
	2001	2000	Dollar	Percent	increase	impact	2001	2000

Second Qtr

Net sales	$57.3	$51.4	$5.9	11%	14%	$(1.1)	20%	19%

Operating Profit	9.8	5.0	4.8	95	74	0.6	21	10

Year-to-Date

Net sales	$102.4	$95.5	$6.9	7%	12%	$(3.7)	19%	18%

Operating profit	13.3	7.4	5.9	80	71	0.4	16	8

Excluding the impact of foreign exchange, the sales increase for both the quarter and the year-to-date was due to substantial increases in Mexico. These increases were partially offset by declines in Argentina and Brazil. The Mexican increases were due to a larger and more productive sales force, partially due to the success of new product categories sold through separate catalogues. The declines in Argentina were due to a smaller active sales force, and the declines in Brazil were due to a less productive sales force.

The significant improvement in operating profit was due to improvements in Mexico, Venezuela and Argentina. The improvement in Mexico was primarily related to the sales gains. Improvements in Argentina and Venezuela reflect the benefits of re-engineering actions taken last year and at the beginning of this year to redesign the distributor model.

United States

					Percent
			Increase		of total

	2001	2000	Dollar	Percent	2001	2000

Second Qtr

Net sales	$60.9	$54.5	$6.4	12%	21%	18%

Operating Profit	7.4	3.7	3.7	+	16	7

Year-to-Date

Net sales	$109.5	$94.8	$14.7	16%	20%	16%

Operating profit	9.5	0.5	9.0	+	11	1

+	Increase of more than 100 percent.

The sales increase reflects strength in the core party plan business and growth through integrated direct access (IDA) channels which are a convergence of the core party plan business with showcases, the Internet, promotional business-to-business and television sales. IDA contributed 6 percent to US sales in the second quarter and just under 10 percent for the year-to-date period. The business-to-business sales are to partners who pack their products in Tupperware containers, along with “bounce back” offers to promote hosting and attending Tupperware parties, and sell the combined package at retail stores. Sales from the business-to-business channel are based on reaching agreements with business partners and their product needs. The core party plan is benefiting from a significant increase in the total and active sales force.

The sharp increase in operating profit for both the quarter and year-to-date was due to the sales growth as well as to reduced expenses and an improved margin resulting from a better mix of products sold.

BeautiControl

		Percent
		of total

	2001	2001

Second Qtr

Net sales	$15.3	6%

Operating Profit	1.6	3

Year-to-Date

Net sales	$31.2	6%

Operating profit	2.0	2

2000 data is not applicable; BeautiControl was acquired in October, 2000.

In October 2000, the Company completed the acquisition of BeautiControl, a party plan direct seller that markets premium cosmetics and skin care products through a highly trained independent sales force. On a pro forma basis, second quarter 2001 sales in North America were down high single digits but operating profit improved slightly, excluding the impact of goodwill amortization. For the year-to-date, pro forma North American sales decreased middle single digits and operating profit declined about 20 percent. The sales declines reflect a smaller sales force. To address this issue, the Company introduced, in the Spring, an enhanced new consultant training program and initial kit of products, and in June, a significant new promotional program to grow the number of new sales force directors, the top sales force level in the BeautiControl system. The operating profit decline was primarily due to goodwill amortization as well as planned investments in training and promotional programs.

BeautiControl launched operations in Mexico in mid June with 6 new distributors in Guadalajara, and expects to roll out across the entire country over the next 18 months. The Company also expects to begin BeautiControl operations in the Philippines by the end of 2001.

Financial Condition

Liquidity and Capital Resources. Working capital decreased to $85.4 million as of June 30, 2001, compared with $96.6 million as of the end of 2000. This decrease was primarily driven by higher net short-term borrowings and current portion of long-term debt and lower inventory balances, partially offset by higher prepaid expenses as well as lower accounts payable and accrued liabilities. The higher prepaid expenses and other assets were primarily due to advance payments for promotional programs and mold purchases as well as net receivable positions on open hedge contracts. The lower accounts payable and accrued liabilities balances reflect a seasonal reduction and timing of payments. With regard to the level of short-term borrowings, the Company classifies a portion of its outstanding borrowings that are due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. Based on the timing of the Company’s cash inflows during the year, as well as the overall level of short-term borrowings at the end of each period, a higher amount was classified as current at the end of the second quarter of 2001 than at the end of 2000.

As of June 30, 2001, the Company had $78.9 million available under its unsecured multicurrency credit facility, which expires August 8, 2002, along with $219.4 million of other foreign uncommitted lines of credit. On July 26, 2001, the Company closed a $150 million private placement of debt with a 10 year bullet maturity and an interest rate of 7.91 percent. The proceeds from the new debt were used to reduce commercial paper borrowings. These borrowing facilities and cash generated by operating activities, are expected to be adequate to finance any additional working capital needs and capital expenditures.

Operating Activities. Net cash provided by operating activities for the first half of 2001 was $28.2 million, compared with a use of $2.2 million in the 2000 period. The difference between the periods was primarily due to a lower decrease in accounts payable and accrued liabilities and an increase in net tax accruals, partially offset by a higher increase in accounts receivable.

Investing Activities. The $24.5 million and $15.3 million of cash used in investing activities for the six-month periods of 2001 and 2000, respectively, was for capital expenditures, primarily for new molds and information technology investments in connection with the re-engineering program.

Financing Activities. Dividends paid to shareholders in 2001 were $25.5 million and include the payment of dividends declared in the fourth quarter of 2000 and first quarter of 2001. Dividends paid in 2000 were $38.1 million and included declarations from the fourth quarter of 1999 and first two quarters of 2000.

New Pronouncement

In July 2001, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company will no longer amortize its goodwill, but will, however, evaluate it for impairment at least annually. The Company expects a modest ongoing benefit from the elimination of goodwill amortization.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and interest rate swaps. Under its present policy, the Company has set a target of having approximately half of its borrowings with fixed interest rates.

A significant portion of the Company’s sales and profits comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

Another economic risk of the Company, which is associated with its international operations, is the exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. Tupperware is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner to the U.S. dollar and the large number of currencies involved, although the Company’s most significant exposure is to the euro.

Although this currency risk is partially mitigated by the natural hedge arising from the Company locating most of its manufacturing operations in local markets, a strengthening U.S. dollar generally has a negative impact on the Company’s financial results. In response to this fact, Tupperware uses financial instruments, such as cross-currency interest rate swaps, forward contracts and local currency borrowings to hedge its exposure to certain foreign currency risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with forward contracts and currency options certain other exposures to various currencies arising from non-permanent intercompany loans and forecasted purchase commitments.

Forward-Looking Statements

Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company’s independent sales force, success of new products and promotional programs, economic and market conditions generally and foreign exchange risk in particular, disruptions with the integrated direct access strategies, integration of BeautiControl and other risks detailed in the Company’s report on Form 8-K dated April 10, 2001, as filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2001 annual meeting of shareholders of the Registrant occurred on May 17, 2001. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Rita Bornstein, E. V. Goings, Joyce M. Roché and M. Anne Szostak, and the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant.

		Votes
		Against/
Matter Voted	Votes For	Withheld*	Abstained

Election of Rita Bornstein	50,010,089	260,918	—

Election of E. V. Goings	50,007,924	263,083	—

Election of Joyce M. Roché	50,028,245	242,762	—

Election of M. Anne Szostak	50,027,887	243,120	—

Approval of PricewaterhouseCoopers LLP	50,038,807	75,066	157,134

*     Numbers shown for Director elections are votes withheld. For approval of PricewaterhouseCoopers, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Clifford J. Grum, Betsy D. Holden, Joe R. Lee, Bob Marbut, Angel R. Martinez and David R. Parker. As of May 17, 2001, Robert M. Price retired from the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Form of Note Purchase Agreement between a subsidiary of the Registrant and participants in private placement debt offering closed July 26, 2001.

10.2	Tupperware Corporation guaranty agreement with its subsidiary securing the debt offered in a private placement offering closed July 26, 2001.

     (b)  Reports on Form 8-K

During the quarter, the Registrant filed one current report on Form 8-K:

On April 10, 2001, regarding risks and uncertainties.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Pradeep Mathur

Senior Vice President
and Chief Financial Officer

By:	/s/ Judy B. Curry

Vice President and Controller

Orlando, Florida

August 13, 2001