Form 10-Q
period 2001-09-29
TUPPERWARE CORP
filed 2001-11-13
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 29, 2001

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from to

Commission file number 1-11657

TUPPERWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-4062333

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida (Address of principal executive offices)	32837 (Zip Code)

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

As of November 9, 2001, 58,121,955 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations (Unaudited) for the 13 weeks ended September 29, 2001 and September 30, 2000	2

Consolidated Statements of Income (Unaudited) for the 39 weeks ended September 29, 2001 and 40 weeks ended September 30, 2000	3

Consolidated Balance Sheets (Unaudited) as of September 29, 2001 and December 30, 2000	4

Consolidated Statements of Cash Flows (Unaudited) for the 39 weeks ended September 29, 2001 and 40 weeks ended September 30, 2000	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	21

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 30, 2000.

The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended

	September 29,	September 30,
	2001	2000

	(In millions, except per share amounts)
Net sales	$238.6	$225.1

Costs and expenses:

Cost of products sold	82.0	74.8

Delivery, sales and administrative expense	147.6	138.6

Interest expense	6.3	5.6

Interest income	(0.6)	(0.4)

Re-engineering and impairment charge	15.8	—

Other expense, net	0.3	0.4

Total costs and expenses	251.4	219.0

(Loss) income before income taxes	(12.8)	6.1

(Benefit from) provision for income taxes	(0.2)	1.4

Net (loss) income	$(12.6)	$4.7

Net (loss) income per common share:

Basic	$(0.21)	$0.09

Diluted	$(0.21)	$0.08

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	39 Weeks Ended	40 Weeks Ended
	September 29,	September 30,
	2001	2000

	(In millions, except per share amounts)
Net sales	$787.7	$776.6

Costs and expenses:

Cost of products sold	264.1	262.1

Delivery, sales and administrative expense	442.8	429.4

Interest expense	19.5	16.3

Interest income	(2.2)	(1.2)

Re-engineering and impairment charge	17.3	—

Other expense, net	0.9	1.6

Total costs and expenses	742.4	708.2

Income before income taxes	45.3	68.4

Provision for income taxes	12.3	15.4

Net income	$33.0	$53.0

Net income per common share:

Basic	$0.58	$0.92

Diluted	$0.56	$0.91

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	September 29,	December 30,
	2001	2000

	(In millions)
Cash and cash equivalents	$23.0	$32.6

Accounts receivable	155.0	140.2

Less allowances for doubtful accounts	(28.3)	(27.7)

	126.7	112.5

Inventories	147.0	144.1

Deferred income tax benefits, net	44.0	47.1

Prepaid expenses and other assets	45.8	36.1

Total current assets	386.5	372.4

Deferred income tax benefits, net	122.0	123.2

Property, plant and equipment	954.5	948.9

Less accumulated depreciation	(725.1)	(715.8)

	229.4	233.1

Long-term receivables, net of allowances of $33.9 million at September 29, 2001 and $28.4 million at December 30, 2000	30.3	31.2

Goodwill, net of accumulated amortization of $1.2 million at September 29, 2001 and $0.2 million at December 30, 2000	56.7	57.7

Other assets, net	33.4	31.8

Total assets	$858.3	$849.4

     See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Unaudited)

	September 29,	December 30,
	2001	2000

	(Dollars in millions except per share amounts)
Accounts payable	$62.4	$88.6

Short-term borrowings and current portion of long-term debt	174.5	26.9

Accrued liabilities	147.3	160.3

Total current liabilities	384.2	275.8

Long-term debt	272.5	358.1

Accrued post-retirement benefit cost	37.1	37.4

Other liabilities	54.4	54.2

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—

Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6

Paid-in capital	21.7	21.7

Subscription receivable	(22.5)	(21.2)

Retained earnings	485.6	493.7

Treasury stock, 4,250,743 shares at September 29, 2001, and 4,483,151 shares at December 30, 2000, at cost	(117.8)	(125.5)

Unearned portion of restricted stock issued for future service	(0.3)	(0.4)

Accumulated other comprehensive income	(257.2)	(245.0)

Total shareholders’ equity	110.1	123.9

Total liabilities and shareholders’ equity	$858.3	$849.4

     See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks	40 Weeks
	Ended	Ended
	September 29,	September 30,
	2001	2000

	(In millions)
Operating Activities:

Net income	$33.0	$53.0

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	36.4	40.2

Loss on sale of assets	0.4	2.6

Foreign exchange loss, net	—	0.1

Non-cash impact of re-engineering and impairment charge	11.7	—

Changes in assets and liabilities:

Increase in accounts receivable	(19.1)	(13.0)

Increase in inventories	(8.4)	(29.4)

Decrease in accounts payable and accrued liabilities	(29.9)	(42.0)

Decrease in income taxes payable	(3.3)	(9.8)

Increase in net deferred income taxes	(2.5)	(4.4)

Other, net	(16.3)	(8.5)

Net cash provided by (used in) operating activities	2.0	(11.2)

Investing Activities:

Capital expenditures	(38.6)	(25.0)

Financing Activities:

Dividend payments to shareholders	(38.3)	(38.1)

Proceeds from exercise of stock options	3.4	1.0

Proceeds from private placement debt issuance	148.8	—

Net (decrease) increase in short-term debt	(85.7)	75.3

Net cash provided by financing activities	28.2	38.2

Effect of exchange rate changes on cash and cash equivalents	(1.2)	(1.2)

Net (decrease) increase in cash and cash equivalents	(9.6)	0.8

Cash and cash equivalents at beginning of year	32.6	24.4

Cash and cash equivalents at end of period	$23.0	$25.2

Supplemental Disclosure:

Treasury shares sold for notes receivable	$1.3	$—

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring items, necessary for a fair presentation of financial position and results of operations. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

The Company’s fiscal year ends on the last Saturday of December. The nine months ended September 29, 2001 included 39 weeks whereas the nine months ended September 30, 2000 included 40 weeks.

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

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	September 29,	December 30,
	2001	2000

Finished goods	$74.4	$70.4

Work in process	25.2	25.5

Raw materials and supplies	47.4	48.2

Total inventories	$147.0	$144.1

Note 3: Net Income (Loss) Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 58.0 million and 57.7 million for the 13 weeks ended September 29, 2001 and September 30, 2000, respectively. For the nine-month period, the weighted average number of shares used in the basic earnings per share computations was 57.9 million

Note 3: Net Income (Loss) Per Common Share (cont’d)

and 57.6 million for 2001 and 2000, respectively. There was no difference in the computation of basic and diluted earnings per share for the third quarter 2001. The differences in the computation of basic and diluted earnings per share for the nine month period of 2001 and the third quarter and nine month period of 2000 were the inclusion of 0.6 million, 0.3 million and 0.3 million shares, respectively, of potential common stock. Options to purchase 9.6 million and 2.2 million shares of common stock in the third quarter of 2001 and 2000, respectively, and 4.7 million and 3.9 million shares in the year-to-date period of 2001 and 2000, respectively, were outstanding but were excluded from the computation of earnings per share because their inclusion would have been anti-dilutive. The Company’s potential common stock consists of employee and director stock options and restricted stock.

Note 4: Other Comprehensive Income (Loss)

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		39 Weeks	40 Weeks
			Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net (loss) income	$(12.6)	$4.7	$33.0	$53.0

Foreign currency translation adjustments	3.5	(12.6)	(11.2)	(33.5)

Net equity hedge (loss) gain, net of tax (benefit) provision of $(3.2) and $2.1 million for the third quarter 2001 and 2000, respectively, and $(0.6) and $4.2 million for the comparable year-to-date periods	(5.1)	3.2	(1.0)	6.5

Comprehensive (loss) income	$(14.2)	$(4.7)	$20.8	$26.0

Accumulated other comprehensive income is comprised of foreign currency translation adjustments and hedge activity as disclosed in Note 7, Accounting for Derivative Instruments and Hedging Activities.

Note 5: Re-engineering Program

In 1999, the Company announced a three-year re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Costs incurred by line item are as follows:

	13 Weeks Ended		39 Weeks	40 Weeks
			Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Re-engineering and impairment charge	$15.8	—	$17.3	—

Cost of products sold	3.0	—	3.0	—

Delivery, sales and administrative expense	3.2	1.7	5.5	6.4

Total pretax re-engineering costs	$22.0	$1.7	$25.8	$6.4

The re-engineering and impairment charge line item includes costs for severance associated with Latin America’s implementation of an importer model and a corporate office downsizing as well as the write down of long-lived assets associated with a decision to reduce the number of data centers and systems in Europe. Total impairment write downs recorded were $11.7 million in the third quarter and year-to-date periods of 2001 and are based on the excess of book value over the fair market values. Fair values were determined based on quoted market prices and discounted cash flows. The severance charges, totaling $3.6 million and $4.3 million for the third quarter and nine month periods, respectively, of 2001, relate to approximately 150 employees in Latin America and approximately 20 in Corporate Headquarters. The costs of products sold amount represents an inventory write down in connection with a decision to restructure the Company’s Brazilian operations. Delivery, sales and administrative expense includes a write down of accounts receivable in connection with the Brazilian restructure as well as internal and external consulting costs associated with designing and executing the re-engineering projects and other cost savings initiatives.

As a part of the restructuring of Brazilian operations, the Company recorded a $2.6 million valuation allowance in the third quarter for certain deferred tax assets for which realization was no longer more likely than not.

The liability balance, included in accrued liabilities, as of September 29, 2001 and December 30, 2000 was as follows (in millions):

	2001	2000

Beginning of year balance	$2.3	$0.9

Provision	17.3	12.5

Cash expenditures:

Severance	(1.6)	(3.0)

Other	(1.8)	(0.5)

Non-cash write downs	(11.7)	(7.6)

End of period balance	$4.5	$2.3

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

	13 Weeks Ended		39 Weeks	40 Weeks
			Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Net sales:

Europe	$74.6	$75.5	$279.1	$311.2

Asia Pacific	50.2	55.0	152.1	180.5

Latin America	46.7	49.0	148.9	144.5

United States	51.6	45.6	161.1	140.4

BeautiControl	15.5	—	46.5	—

Total net sales	$238.6	$225.1	$787.7	$776.6

Operating profit (loss):

Europe	$6.2	$6.1	$51.2	$68.0

Asia Pacific	5.7	9.0	19.5	28.1

Latin America	(0.9)	2.2	12.4	9.6

United States	3.1	0.8	12.6	1.3

BeautiControl	(1.7)	—	0.3	—

Total operating profit	12.4	18.1	96.0	107.0

Unallocated expenses	(3.7)	(6.8)	(16.1)	(23.5)

Re-engineering and impairment charge	(15.8)	—	(17.3)	—

Interest expense, net	(5.7)	(5.2)	(17.3)	(15.1)

(Loss) income before income taxes	$(12.8)	$6.1	$45.3	$68.4

Note 7: Accounting for Derivative Instruments and Hedging Activities

Effective December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no significant impact on the accounting treatment and financial results related to the hedging programs the Company had undertaken, and did not result in a cumulative effect adjustment.

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company also enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt and records the impact as a component of interest expense. The Company’s intent is to maintain approximately half of its debt with floating interest rates. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gain recognized in other expense for both the third quarter and year-to-date periods ended September 29, 2001 was immaterial.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to six months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The ineffective portion of the gain or loss on the hedging instrument is recorded in other expense. As of September 29, 2001 and for the third quarter and year-to-date periods ended September 29, 2001, the amounts recorded in other comprehensive income and other expense were not material.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the third quarter of 2001 and the year-to-date period ended September 29, 2001, the Company recorded net losses associated with these hedges of $5.1 million and $1.0 million, respectively, in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 8: Private Placement of Debt

On July 26, 2001, the Company closed a $150 million private placement of debt with a 10 year bullet maturity and an interest rate of 7.91 percent. The proceeds from the new debt were used to reduce commercial paper borrowings.

Note 9: New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets", which superseded Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company will no longer amortize its goodwill, but will evaluate it for impairment at least annually. The Company expects a modest ongoing benefit from the elimination of goodwill amortization.

The Board also issued, in August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company does not expect the implementation of this standard to have a significant effect on its results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 29, 2001 compared with the 13 weeks and 40 weeks ended September 30, 2000, and changes in financial condition during the 39 weeks ended September 29, 2001. The Company’s fiscal year ends on the last Saturday of December. The nine months ended September 29, 2001 included 39 weeks whereas the nine months ended September 30, 2000 included 40 weeks.

In October 2000, the Emerging Issues Task Force issued EITF 00-10, “Accounting for Shipping and Handling Revenues and Cost” which requires fees billed to customers associated with shipping and handling to be classified as revenue. Accordingly, the Company has reclassified the revenue related to the shipping and handling fees billed to customers from delivery expense to net sales for the 2000 periods presented and restated net sales and percent of sales information where appropriate in the following tables and discussion. There was no impact on net income from this change.

Net Sales

Net sales for the third quarter ended September 29, 2001 were $238.6 million, an increase of $13.5 million, or 6 percent, from $225.1 million in 2000. Excluding the $8.2 million negative impact of foreign exchange, net sales increased 10 percent over 2000. The third quarter of 2000 did not include sales of BeautiControl since it was acquired in October 2000. Excluding the impact of foreign exchange and BeautiControl from the third quarter of 2001, sales increased 3 percent compared with 2000. A strong improvement in the United States, in addition to slight increases in Asia Pacific and Latin America in local currency, was partially offset by a slight decline in Europe.

Net sales for the year-to-date period ended September 29, 2001 were $787.7 million, an increase of 1 percent from $776.6 million in 2000. Excluding the $45.2 million negative impact of foreign exchange, net sales increased 8 percent. Excluding the impact of foreign exchange and BeautiControl from the year-to-date period, sales increased 1 percent from 2000. Strong improvements in the United States and Latin America were offset by declines in Europe and Asia Pacific. The impact of the extra week in 2000 had a slightly negative impact on the comparison.

Re-engineering Costs

In 1999, the Company announced a three-year re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Total costs incurred by line item were as follows:

	13 Weeks Ended		39 Weeks	40 Weeks
			Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2001	2000	2001	2000

Re-engineering and impairment charge	$15.8	$—	$17.3	$—

Cost of products sold	3.0	—	3.0	—

Delivery, sales and administrative expense	3.2	1.7	5.5	6.4

Total pretax re-engineering costs	$22.0	$1.7	$25.8	$6.4

Total after-tax re-engineering costs	$19.8	$1.3	$22.8	$4.9

Per share re-engineering costs	$0.33	$0.02	$0.39	$0.09

The re-engineering and impairment charge line item included costs for severance associated with Latin America’s implementation of an importer model and a corporate office downsizing as well as the write down of long lived assets associated with a decision to reduce the number of data centers and systems in Europe. The costs of products sold amount represented an inventory write down in connection with a decision to restructure the Company’s Brazilian operations. Delivery, sales and administrative expense included a write down of accounts receivable in connection with the Brazilian restructure as well as internal and external consulting costs associated with designing and executing the re-engineering projects and other cost saving initiatives.

Pretax re-engineering costs incurred in 1999 to date totaled $69 million. The annual benefit of the actions when they are fully implemented is expected to be approximately $40 to $50 million. Total costs of the three-year program are expected to be $60 to $65 million, which is net of a gain expected to be realized on the sale of the Company’s former Spanish manufacturing facility that was restructured as part of the re-engineering program. The majority of the remaining costs will be included in this year’s income statement, with the balance expected to be recorded in the first half of 2002.

Costs and Expenses

Cost of products sold as a percentage of sales was 34.4 percent and 33.2 percent for the third quarter of 2001 and 2000, respectively. For the year-to-date period, the cost of products sold as a percentage of sales declined to 33.5 percent in 2001 from 33.7 percent in 2000. In the third quarter and year-to-date periods, the margin was negatively impacted by a $3.0 million inventory write down recorded in connection with the restructuring of operations in Brazil. Excluding the inventory write down, gross margin for the quarter was about flat with last year and up slightly in the year-to-date period. BeautiControl branded products have higher average gross margins than Tupperware branded products, and also offset the impact of the inventory write down.

Delivery, sales and administrative expense increased slightly as a percentage of sales to 61.9 percent for the third quarter of 2001, compared with 61.6 percent in 2000, due to promotional spending by BeautiControl, Europe and Asia Pacific for recruiting efforts and the accounts receivable charge in Latin America as a result of the restructuring of Brazilian operations. Offsetting these increases were a reduction in corporate expenses due to reductions in estimated incentive payments and re-engineering consulting expenses as well as expense reductions in Latin America as a result of the re-engineering actions put in place in the fourth quarter of 2000. For the first nine months of the year, the percentage of delivery, sales and administrative expense increased to 56.2 percent from 55.3 percent. A decrease in re-engineering consulting costs and estimated incentive payments was offset by the inclusion of BeautiControl and the increase in the allowance for Brazilian accounts receivable. BeautiControl’s 2001 expenses as a percentage of sales were greater than for the Tupperware business in 2000. Also contributing to the increase was goodwill amortization as a result of the BeautiControl acquisition.

Net Interest Expense

In the third quarter and first nine months of 2001, the Company incurred net interest expense of $5.7 million and $17.3 million, respectively. For the comparable 2000 periods, the Company incurred net interest expense of $5.2 million and $15.1 million, respectively. The increases in the 2001 periods were primarily due to higher borrowing levels from the acquisition of BeautiControl and the repurchase of common shares in the fourth quarter of 2000, partially offset by lower interest rates.

Tax Rate

The effective tax rate was 1.6 percent and 27.2 percent for the third quarter and year-to-date periods of 2001, respectively. The change from the quarter to the year to date reflects the impact of restructuring the Brazilian operations in the third quarter which included recording a $2.6 million valuation allowance for certain deferred tax assets for which realization was no longer more likely than not. Excluding this impact, the effective tax rate was 21.5 percent for both the third quarter and year-to-date periods of 2001. The effective tax rate was 22.5 percent in both comparable 2000 periods. These effective tax rates were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

As a result of the re-engineering and impairment charge as well as other costs related to the re-engineering program, there was a third quarter 2001 net loss of $12.6 million, or $0.21 per share, compared with income of $4.7 million, or $0.08 per share in 2000. Net income for the nine-month period decreased 38 percent to $33.0 million, or $0.56 per share, compared with $53.0 million, or $0.91 per share, in 2000.

Excluding the re-engineering costs for both periods, net income for the third quarter 2001 increased 20 percent to $7.2 million, or $0.12 per share, compared with $6.0 million, or $0.10 per share. For the nine-month period, excluding the re-engineering costs for both periods, net income decreased 4 percent to $55.8 million, or $0.95 per share, compared with $57.9 million, or $1.00 per share.

For the third quarter, foreign exchange had a positive impact on results of $0.2 million and for the year-to-date 2001, had a negative impact of $6.3 million. Excluding the re-engineering costs for both periods and the impact of foreign exchange, net income increased 16 percent for the third quarter and 8 percent for the year-to-date period. In local currency, the increase in both periods was driven by improvements in the United States and Latin America offset by declines in Europe and Asia Pacific.

In the third quarter of 2001 and 2000, international operations generated 72 percent and 80 percent of sales, respectively, and 89 percent and 96 percent of operating profit, respectively. For the year-to-date periods in 2001 and 2000, international operations generated 73 percent and 82 percent of sales, respectively, and 87 percent and 99 percent of the operating profit, respectively.

Segment Results (dollars in millions)

Europe

						Positive
						(negative)
			(Decrease)			foreign	Percent
			increase		Restated	exchange	of total
	2001	2000	Dollar	Percent	decrease	impact	2001	2000

Third Qtr

Net sales	$74.6	$75.5	$(0.9)	(1)%	(1)%	$0.4	31%	34%

Operating Profit	6.2	6.1	0.1	1	(11)	0.8	50	34

Year-to-Date

Net sales	$279.1	$311.2	$(32.1)	(10)%	(5)%	$(17.0)	35%	40%

Operating profit	51.2	68.0	(16.8)	(25)	(19)	(4.9)	54	64

The slight third quarter sales decline was due to the difficult consumer spending environment and a slight decline in the active sales force which impacted most markets. The sales decline was due equally to reduced volume and unfavorable price and mix variances. The current quarter was also versus a difficult comparison in that the third quarter of 2000 was up 6 percent in local currency from 1999. For the year-to-date period, about half of the decline was due to the unfavorable impact of the weaker euro with the balance due primarily to France and Germany. The decrease in France was due to a less productive sales force, and in Germany was due to fewer active sellers.

Excluding the impact of the weaker euro, the operating profit decreases were due to a continuation of higher promotional costs that began in the second quarter, although at a slower rate, to counter the impacts of the weak consumer spending environment. An increase in manufacturing costs due to lower volume was also a factor in the year-to-date decline.

While the September 11 attacks occurred in the U.S., Europe was also impacted. Since the attacks, Europe began to show decreases in salesforce activity and party datings. Programs have been created to mitigate the impact of these events, but uncertainty remains.

Asia Pacific

						Negative
					Restated	foreign	Percent
			Decrease		increase	exchange	of total
	2001	2000	Dollar	Percent	(decrease)	impact	2001	2000

Third Qtr

Net sales	$50.2	$55.0	$(4.8)	(9)%	2%	$(5.5)	21%	24%

Operating profit	5.7	9.0	(3.3)	(37)	(27)	(1.2)	46	50

Year-to-Date

Net sales	$152.1	$180.5	$(28.4)	(16)%	(4)%	$(21.4)	19%	23%

Operating profit	19.5	28.1	(8.6)	(31)	(18)	(4.5)	20	26

Third quarter net sales increased slightly in local currency as sales were up in the middle and emerging markets in the region, but mostly offset by decreases in Japan and the Philippines. The active sales force was up overall and in most markets but productivity was down. Overall, positive volume was offset by an unfavorable mix of products. The modest year-to-date decline in local currency was due to declines in Japan, Korea and the Philippines, offset by a net increase in the other markets. A slight increase in volume was offset by an unfavorable mix of products. In the down markets, both volume and mix were unfavorable. For the year-to-date period, sales force productivity was also down.

For both the third quarter and year-to-date periods, operating profit in local currency was down significantly. For both periods, the declines reflected a higher costs of goods sold due to lower plant capacity utilization and the absence of the benefit of a use tax incentive in 2000 in the amount of $0.5 million for the quarter and $2.0 million for the year to date.

The negative foreign exchange impact for both periods primarily reflected the weakening of the Japanese yen and the Korean won.

Latin America

						(Negative)
						positive
			(Decrease)		Restated	foreign	Percent
			increase		increase	exchange	of total
	2001	2000	Dollar	Percent	(decrease)	impact	2001	2000

Third Qtr

Net sales	$46.7	$49.0	$(2.3)	(5)%	1%	$(3.1)	20%	22%

Operating (loss) profit	(0.9)	2.3	(3.2)	(-)	(-)	0.7	nm	12

Year-to-Date

Net sales	$148.9	$144.5	$4.4	3%	8%	$(6.8)	19%	19%

Operating profit	12.4	9.6	2.8	28	15	1.1	13	9

(-) Decrease of more than 100%
nm – Not meaningful

For both the quarter and year-to-date periods, strong increases in Mexico were partially offset by significant declines in Brazil and Argentina. While Mexico had fewer active sellers, this impact was more than overcome with increased productivity. Fewer active sellers primarily drove the declines in Brazil and Argentina.

The operating loss for the quarter was due to inventory and accounts receivable write-offs totaling $6.2 million as a result of a decision to restructure the Brazilian operations. Excluding these costs, operating profit increased sharply as all markets other than Brazil improved. Improvement in Mexico was primarily due to the sales increase while improvements in most other markets reflected the benefits of re-engineering actions taken last year and at the beginning of this year to redesign the distributor model.

The foreign exchange impacts were primarily due to the weakening Brazilian real.

United States

					Percent
			Increase		of total

	2001	2000	Dollar	Percent	2001	2000

Third Qtr

Net sales	$51.6	$45.6	$6.0	13%	22%	20%

Operating profit	3.1	0.8	2.3	+	25	4

Year-to-Date

Net sales	$161.1	$140.4	$20.7	15%	21%	18%

Operating profit	12.6	1.3	11.3	+	13	1

+	Increase of more than 100 percent.

The sales increase reflected strength in the core party plan business and integrated direct access (IDA) channels which are a convergence of the core party plan business with retail access points, the Internet, promotional business-to-business and television sales. IDA contributed 6 percent of U.S. sales in the third quarter, primarily from retail access points and the Internet, and 9 percent for the year-to-date period. The business-to-business sales are to partners who pack their products in Tupperware containers, along with “bounce back” offers to promote hosting and attending Tupperware parties, and sell the combined package at retail stores. Sales from the business-to-business channel are based on reaching agreements with business partners and their product needs. There were no business-to-business sales in the third quarter of 2001. The core party plan is benefiting from increases in the total sales force and active sales forces.

The U.S. sales increase also reflected a change in the business model to sell directly to the consumer and compensate the distributor with a commission on the sale. This results in a slightly higher sales price that is offset by higher operating expenses with no significant profit impact. This change added 2 percentage points to the third quarter improvement and 1 percentage point year-to-date. Currently, approximately 15 percent of U.S. distributors are on the new model and as more are included, the impact will increase.

The sharp increase in operating profit for both the quarter and year-to-date was due to the sales growth as well as to reduced expenses and an improved margin resulting from a better mix of products sold.

In the weeks following the events of September 11, the U.S. maintained sales levels but has been experiencing some reductions in party dating and productivity in the retail access points that are part of the IDA strategy.

BeautiControl

		Percent
		of total
	2001	2001

Third Qtr

Net sales	$15.5	6%

Operating loss	(1.7)	nm

Year-to-Date

Net sales	$46.5	6%

Operating profit	0.3	—

2000 data is not applicable; BeautiControl was acquired in October 2000.

In October 2000, the Company completed the acquisition of BeautiControl, a party plan direct seller that markets premium cosmetics and skin care products through a highly trained independent sales force. On a stand alone basis, third quarter 2001 sales in North America increased 7 percent from last year due to a more productive sales force but the operating loss increased significantly. For the year-to-date, stand alone North American sales decreased slightly and operating profit declined significantly. The year-to-date sales decline reflects a smaller sales force for much of the year. To address this issue, the Company introduced, in the Spring, an enhanced new consultant training program and initial kit of products, and in June, a significant new promotional program to grow the number of new sales force directors, the top sales force level in the BeautiControl system. These programs are resulting in a strong increase in the sales force size. The operating profit decline was due to goodwill amortization as well as the planned investments in training and promotional programs.

BeautiControl launched operations in Mexico in mid June with 6 new distributors in Guadalajara, and a roll out across the entire country is continuing. The Company also expects to begin selling BeautiControl products in the Philippines by the end of 2001.

Financial Condition

Liquidity and Capital Resources. Working capital decreased to $2.3 million as of September 29, 2001, compared with $96.6 million as of the end of 2000. This decrease was primarily driven by higher net short-term borrowings and current portion of long-term debt partially offset by higher prepaid expenses and accounts receivable as well as lower accounts payable and accrued liabilities. The higher prepaid expenses and other assets were primarily due to advance payments for promotional programs. The increase in accounts receivable reflected higher sales in the United States. The lower accounts payable and accrued liabilities balances reflected the timing of payments. With regard to the level of short-term borrowings, as of the end of 2000, the Company classified a portion of its outstanding borrowings that were due within one year by their terms as non-current due to its ability and intent that they be outstanding throughout the succeeding twelve months. The Company’s revolving line of credit, which expires on August 8, 2002, provided the committed ability to refinance for the succeeding 12 months. As of September 29, 2001, all outstanding borrowings due within one year by their terms are classified as current.

As of September 29, 2001, the Company had $145.2 million available under its unsecured multicurrency credit facility, which expires August 8, 2002, along with $260.8 million of other foreign uncommitted lines of credit. The Company expects to negotiate a new committed line of credit in the first half of 2002. On July 26, 2001, the Company closed a $150 million private placement of debt with a 10 year bullet maturity and an interest rate of 7.91 percent. The proceeds from the new debt were used to reduce commercial paper borrowings. These borrowing facilities and cash generated by operating activities are expected to be adequate to finance any additional working capital needs and capital expenditures.

Operating Activities. Net cash provided by operating activities for the first nine months of 2001 was $2.0 million, compared with a use of $11.2 million in the 2000 period. The difference between the periods was primarily due to a lower decrease in accounts payable and accrued liabilities and a lower decrease in net tax assets, partially offset by lower net income and a greater increase in accounts receivable.

Investing Activities. The $38.6 million and $25.0 million of cash used in investing activities for the nine-month periods of 2001 and 2000, respectively, was for capital expenditures, primarily for new molds and information technology investments in connection with the re-engineering program.

Financing Activities. Dividends paid to shareholders were $38.3 million and $38.1 million for the first nine months of 2001 and 2000, respectively.

New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company will no longer amortize its goodwill, but will evaluate it for impairment at least annually. The Company expects a modest ongoing benefit from the elimination of goodwill amortization.

The Board also issued, in August 2001, SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company does not expect the implementation of this standard to have a significant effect on its results of operations or financial condition.

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

Another economic risk of the Company is the exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. Tupperware is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner to the U.S. dollar and the large number of currencies involved, although the Company’s most significant exposure is to the euro.

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

Forward-Looking Statements

Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company’s independent sales force, success of new products and promotional programs, economic and political conditions generally and foreign exchange risk in particular, disruptions with the integrated direct access strategies, integration of BeautiControl and other risks detailed in the Company’s report on Form 8-K dated April 10, 2001, as filed with the Securities and Exchange Commission.

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

November 13, 2001