Form 10-K
period 2001-12-29
TUPPERWARE CORP
filed 2002-03-26
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the fiscal year ended December 29, 2001

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition period from ________to ___________

Commission file number 1-11657

_____________________________________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 21, 2002  ($22.30 per share): $1,264,291,364.

As of March 21, 2002, 58,172,442 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended December 29, 2001 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 15, 2002 are incorporated by reference into Part III of this Report.

_________________________________________________________________________________

PART I

Item 1.  Business

(a) General Development of Business

        Tupperware Corporation ("Registrant"), a $1.1 billion multinational company, is one of the world's leading direct sellers, supplying premium food storage, preparation and serving items to consumers in more than 100 countries through its Tupperware* brand, and premium beauty and skin care products through its BeautiControl* brand in North America, Mexico and the Philippines.  The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. ("Premark").  In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant.  On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant.  On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc.  ("BeautiControl").

BUSINESS OF TUPPERWARE CORPORATION

        Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products and BeautiControl cosmetics and personal care products, and conducts its business through two business lines, Tupperware and BeautiControl. Each business manufactures and markets a broad line of high quality products.  The financial information about the Registrant's markets as set forth in Note 12 Segment Information on pages 66 through 69 of the Annual Report to Shareholders for the year ended December 29, 2001 is incorporated by reference into this Report.

I.      PRINCIPAL PRODUCTS

        Tupperware.  The core of Tupperware's product line consists of food storage containers that preserve freshness through the well-known Tupperware seals. Tupperware also has an established line of food preparation and serving containers, kitchen gadgets, children's educational toys, microwave products and gifts.  The line of Tupperware products has expanded over the years with products such as Modular Mates* containers, Fridge Stackables* containers, One Touch* canisters, the Rock 'N Serve* line, the Ultraplus* line and OvenWorks* line, the Expressions line, the Legacy Serving line, FridgeSmart* containers, the E-Series* and Chef Series* Forged knives, Vitalic* stovetop cookware, the TupperMagic* line, and many specialized containers and other products.

        In recent years, Tupperware has expanded its offerings in the food preparation and serving areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, cake and cheese servers, oven cooking, microwaveable cooking, reheating and serving products and kitchen utensils.

        Tupperware continues to introduce new designs, colors and decoration in its product lines and to extend existing products into new markets around the world.  The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets.  New products introduced in 2001 included a wide range of products in all four

_________________________________________________________________________________

geographic areas, covering both core business areas and new categories.  Some of the new products and categories are jewelry, products for teenagers, general home products, Silicone Baking Forms, the Open House Line, Chefs Series* Forged Knives, the Sheerly Elegant* Entertainment Line, the Moments* Coffee & Tea Line extension of the Supercase Series* and addition of the Modular Drawers line.  New product development and introduction will continue to be an important part of Tupperware's strategy. Tupperware's licensing business continues to be expanded both with existing partners (such as The Walt Disney Company and Mattel) and with new partners including Warner Bros. and the National Football League.

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

        BeautiControl.  BeautiControl manufactures and sells skin care products, cosmetics, nail care products, toiletries, fragrances, beauty supplements and related products.  BeautiControl sells its products through independent sales persons called directors and consultants, who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace.

II.     MARKETS

        Tupperware.  Tupperware's business is operated on the basis of four geographic markets: Europe (Europe, Africa and the Middle East), Asia Pacific, Latin America and the United States. Tupperware has operations in more than 80 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, 73 percent of total revenues from the sale of Tupperware products.

        Market penetration varies throughout the world.  Several "developing" areas that have low penetration, such as Latin America, Asia and Eastern (Central) Europe, provide significant growth potential for Tupperware.  Tupperware's strategy continues to include expansion and greater penetration into new markets throughout the world.

        BeautiControl.  BeautiControl's products consist of skin care, cosmetics, nail care, toiletries, fragrances and related products.

        BeautiControl also has a health and beauty supplements line, Within Beauty*, which includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a woman's life.

        Products and image services are provided to clients via an independent sales force primarily in North America; and launched its line into Mexico and the Philippines in 2001.

III.    DISTRIBUTION OF PRODUCTS

        Tupperware.  Tupperware's products are distributed worldwide primarily through the "direct selling" method of distribution, in which products are sold to consumers outside traditional retail store channels.  The distributorship system facilitates the timely distribution of products to consumers, and

_________________________________________________________________________________

establishes uniform practices regarding the use of Tupperware trademarks and administrative arrangements with Tupperware, such as order entering and delivering, paying and recruiting and training of dealers.

        Tupperware products distributed under the direct selling method are primarily sold directly to distributors or dealers throughout the world.  Distributors are granted the right to market Tupperware products using parties and other non-traditional retail methods and to utilize the Tupperware trademark.  The vast majority of Tupperware's distribution system is composed of distributors, managers and dealers (known in the United States as consultants) who are independent contractors and not employees of Tupperware.  In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

        In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware's strategy is expanding its business by increasing the number of dealers, managers and distributors.  Under the Tupperware system, distributors recruit, train, and motivate a large sales force to cover the distributor's geographic area.  Managers are developed and promoted by distributors to assist the distributors in recruiting, training and motivating dealers, while continuing to hold their own parties.  Another development underway in Tupperware's U.S. business is the transition of its distributors to a new business model, in which many administrative tasks are performed by Tupperware since sales force orders and payments are made directly to the Company.  This allows the distributor to concentrate on recruiting, training and motivating sales forces.  This transition began in 2001 and is expected to be completed in 2003.

        As of December 29, 2001, the Tupperware distribution system had approximately 1,925 distributors, 62,400 managers, and 1,256,000 dealers worldwide.

        Tupperware relies primarily on the "party" method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products.  Demonstrations, which are sometimes referred to as "Tupperware parties," are held in homes, offices, social clubs and other locations.  Approximately 15 million demonstrations were held in 2001 worldwide.  Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations.  Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force.  In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which helps increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

        In 2001, Tupperware accelerated its implementation in the U.S. of its integrated direct access strategies to allow consumers to obtain Tupperware products other than by attending a Tupperware party and to enhance its core party plan business.  Tupperware also began rolling out these strategies outside the U.S.  These strategies include retail access points, Internet selling, which includes the option of personal websites for the U.S. sales force and television shopping.  In addition, Tupperware enters into business-to-business transactions, in which Tupperware sells products to a partner company whose products are combined with Tupperware products and sold to consumers through the partner's channel.

        The distribution of products to consumers is primarily the responsibility of distributors, who

_________________________________________________________________________________

often maintain their own inventory of Tupperware products, the necessary warehouse facilities, and delivery systems; however, in some situations, Tupperware will perform the warehousing and selling function paying the distributor a commission for their sales activity.  In certain markets, Tupperware offers distributors the use of a delivery system of direct product shipment to consumers or dealers, which is intended to reduce the distributor's investment in inventory and enable distributors to be more cost-efficient, leaving them more time to recruit, train and motivate their sales forces.

        BeautiControl.  BeautiControl's skin care, cosmetics and related products are sold through consultants and directors who are independent contractors, not employees of BeautiControl.  As of December 29, 2001, the total sales force count was approximately 56,800.

        The BeautiControl sales force reaches customers in one-on-one settings, in group settings and through home demonstrations called Skin Care and Image Parties or Clinics ("Clinics").  Additionally, the sales force is encouraged to market the products through personal consultations and product brochure sales in order to utilize multiple selling opportunities.

        In order to provide immediate product delivery, the sales force may maintain a small inventory of products.

        BeautiControl maintains BeautiNet in the United States, an on-line service provided to the sales force, which enables them to place orders and recruit on-line.

IV.    COMPETITION

        Tupperware.  There are two primary competitive factors which affect Registrant's business: (i) competition with other "direct sales" companies for sales personnel and demonstration dates; and (ii) competition in all the markets for food storage and serving containers, toys and gifts in general.  Also, Tupperware has tried to differentiate itself from its competitors through price, quality of products (lifetime warranty on most Tupperware products) and new products.  Tupperware believes it holds a significant market share in each of these markets in many countries.

        BeautiControl.  There are many competitors in the cosmetics business and the principal bases of competition generally are marketing, price, quality and newness of products.  BeautiControl has attempted to differentiate itself and its products from the industry in general through the use of a number of value-added services and by being technologically at the forefront of the industry.

V.     EMPLOYEES

        Registrant employs approximately 6,800 people, of whom approximately 1,500 are based in the United States.  Tupperware's work force is not unionized in the United States.  In certain countries, its work force is covered by collective arrangements negotiated with the unions or decreed by statute.  The terms of most of these arrangements are determined on an annual basis.  Additionally, approximately 130 manufacturing employees in an Australian mold manufacturing operation are covered by a collective bargaining agreement, which expires in 2003.  Finally, approximately 125 manufacturing employees in the Philippine manufacturing operation are covered by a collective bargaining agreement, which ends in 2002; however, annual wage and benefit provisions are negotiated.  There have been no work stoppages or threatened work stoppages by the workforce in over five years, and Registrant believes its relations with its employees to be good.  The independent

_________________________________________________________________________________

consultants, dealers, managers, directors and distributors engaged in the direct sale of Tupperware and BeautiControl products generally are not employees of Registrant.

VI.    RESEARCH AND DEVELOPMENT

        Registrant incurred expenses of approximately $13.1 million, $12.8 million, and $12.3 million for fiscal years ended 2001, 2000 and 1999, respectively, on research and development activities for new products.

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

VIII.  TRADEMARKS AND PATENTS

        Tupperware.  Tupperware considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware* trademark, Tupperware is not dependent upon any single patent or trademark, or group of patents or trademarks.  The Tupperware* trademark is registered on a country-by-country basis.  The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times.  The patents and trademarks used in Tupperware's business are registered and maintained on a worldwide basis, with a variety of durations.  Tupperware has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments.  The licensed characters from the licensors referenced under the caption "Principal Products" have become an important part of Tupperware's business and those licenses have various durations.

        BeautiControl.  BeautiControl has registered all its trademarks and servicemarks in the United States and has registered or is in the process of registering its principal trademarks and servicemarks in many other countries.  BeautiControl has the exclusive direct selling right to distribute the skin condition analysis product, "BeautiControl Skin Sensor", worldwide with the option to renew this exclusive right each year.  BeautiControl is licensed to use the following trademarks:  "Skinlogics"***, "Sunlogics"*** and "Nailogics"***. The Company has a patent on the formulae for its "REGENERATION and REGENERATION2" alpha-hydroxy acid-based products. The licenses for these products are an important part of BeautiControl's business and these licenses have various durations.

_________________________________________________________________________________

(Words followed by * are registered and unregistered Trademarks of the Registrant.)
(Words followed by ** are registered Trademarks of Mattel, Inc.)
(Words followed by *** are registered Trademarks of L'Oréal S.A. and L'Oréal USA Creative, Inc.)

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

XI.    EXECUTIVE OFFICERS OF THE REGISTRANT

        Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person's principal occupations or employment during the past five years.  Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 15, 2002).

Positions and Offices Held and Principal Occupations
of Employment During Past Five Years
Name and Age	Office and Experience
Dario Colagiacomo, age 45	President, Tupperware Europe, Africa, and the Middle East since April 2001, after serving in various executive general management positions in the same business unit.

Judy B. Curry, age 39	Vice President and Controller since August 2000. Prior thereto, she served as Vice President and Chief Financial Officer of Tupperware Products S.A. in

___________________________________________________________________________________
Fribourg, Switzerland since June 1999 after serving as the Registrant's Assistant Controller since April 1998 and Director of Financial Reporting and Analysis since January 1995.

R. Glenn Drake, age 49

Group President, North America, Europe, Africa and the Middle East since January, 2002, after serving as President, Tupperware North America since January 2000.  Prior thereto, he served as Managing Director, Tupperware Canada from September 1998 after serving as Area Vice President of Tupperware North America from July 1995.

Lillian D. Garcia, age 45

Senior Vice President, Human Resources since December 1999. Prior thereto, she was Vice President Human Resources since April 1999 after serving as Vice President, Human Resources, Tupperware Latin America since October 1998.  Prior thereto, she served as Vice President, Human Resources, Tupperware Europe, Africa and the Middle East since October 1995.

E.V. Goings, age 56

Chairman and Chief Executive Officer since October 1997 after serving as President and Chief Operating Officer since March 1996.  Mr. Goings serves as a Director of SunTrust Bank, Central Florida, N.A., Boys and Girls Clubs of America and Rollins College.

Josef Hajek, age 44	Vice President, Tax since September 2001, after serving as Staff Vice President, Tax from January 1998. Prior thereto he served as Director, International Tax.

David T. Halversen, age 57	Senior Vice President, Business Development and Communications since November 1996.

C. Morgan Hare, age 54

Vice President and Senior Global Marketing Officer since October 2001, after serving in senior marketing positions with Home Shopping Network since March 1997.  Prior thereto she served as Vice President, Q-Direct for QVC, Inc.

Richard W. Heath, age 60

Senior Vice President, Beauty and Nutritional Products and President and Chief Executive Officer of the Registrant's BeautiControl, Inc. subsidiary, since October 2000.  Prior thereto, he served in various senior executive positions with BeautiControl, Inc. prior to its acquisition by the Corporation.

_________________________________________________________________________________
Steve Kroos, age 53	President, Tupperware Asia Pacific since April 2001 after serving as President, Tupperware Japan since January 1997.

Pradeep Mathur, age 44

Senior Vice President and Chief Financial Officer since May 2001 after serving as Regional Vice President of the Registrant's Asia Pacific operations since October 2000, and prior thereto as Managing Director, Tupperware India.

Anne E. Naylor, age 52	Vice President, Internal Audit since October 1999. Prior thereto, she served as Executive Director, Business Analysis and Audit, Cummins Engine Company from May 1995.

Gaylin L. Olson, age 56

Group President, Latin America and Asia Pacific since January 2002, after serving as President, Tupperware Latin America since September 1998.  Prior thereto, he served as Senior Vice President, Emerging Markets since September 1996.

Michael S. Poteshman, age 38

Vice President, Finance and Investor Relations since May 2001, after serving as Vice President, Investor Relations and Treasurer since August 2000.  Prior thereto, he served as Vice President and Controller since January 1998 after serving as Assistant Controller since March 1996.

Thomas M. Roehlk, age 51	Senior Vice President, General Counsel and Secretary since December 1995.

Hans J. Schwenzer, age 65	Senior Vice President since May 1996.

Christian E. Skroeder, age 53

Senior Vice President, Worldwide Market Development since April, 2001, responsible for emerging markets, after serving as Group President, Tupperware Europe, Africa and the Middle East since April 1998.  Prior thereto, he served as President, Tupperware Europe, Africa and the Middle East since 1995.

José R. Timmerman, age 53	Senior Vice President, Worldwide Operations since August 1997 after serving as Vice President Worldwide Operations since October 1993.

______________________________________________________________________________

Item 2.  Properties

        The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida.  The Registrant owns and maintains Tupperware manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, the Philippines, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in India, Venezuela and China.   The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing facilities in Texas.  Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan and Belgium.  None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant.  The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

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

        As part of the 1986 reorganization involving the formation of Premark International, Inc., Premark was spun-off by Dart & Kraft, Inc. and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Registrant, including matters alleging product and environmental liability.  The assumption of liabilities by Kraft Foods, Inc. remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        The stock price information set forth in Note 14: "Quarterly Financial Summary (Unaudited)" appearing on page 70 of the Annual Report to Shareholders for the year ended December 29, 2001, is incorporated by reference into this Report.  The information set forth in Note 15: "Rights Agreement" on page 71 of the Annual Report to Shareholders for the year ended December 29, 2001

_________________________________________________________________________________

is incorporated by reference into this Report.  As of March 18, 2002, the Registrant had 29,821 shareholders of record.

Item 6.  Selected Financial Data

        The information set forth under the caption "Selected Financial Data" on pages 18 through 20 of the Annual Report to Shareholders for the year ended December 29, 2001, is incorporated by reference into this Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 21 through 40 of the Annual Report to Shareholders for the year ended December 29, 2001, is incorporated by reference into this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information set forth under the caption "Market Risk" on pages 36 and 37 of the Annual Report to Shareholders for the year ended December 29, 2001, is incorporated by reference into this Report.

Item 8.  Financial Statements and Supplementary Data

(a)     The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 41 through 71, and on page 72, respectively, of the Annual Report to Shareholders for the year ended December 29, 2001 are incorporated by reference into this Report:

Consolidated Statements of Income, Shareholders' Equity and Comprehensive Income and Cash Flows - Years ended December 29, 2001, December 30, 2000 and December 25, 1999;

Consolidated Balance Sheets -- December 29, 2001 and December 30, 2000;

Notes to the Consolidated Financial Statements; and

Report of Independent Certified Public Accountants.

(b)     The supplementary data regarding quarterly results of operations contained in Note 14: "Quarterly Financial Summary (Unaudited)" of the Notes to the Consolidated Financial Statements of Tupperware Corporation on page 70 of the Annual Report to Shareholders for the year ended December 29, 2001, is incorporated by reference into this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

_____________________________________________________________________________

PART III

Item 10.  Directors and Executive Officers of the Registrant

        The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" on pages 3 through 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2002, is incorporated by reference into this Report.  The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation

        The information set forth under the caption "Compensation of Directors" on pages 15 and 16 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2002, and the information on pages 9 through 15 of such Proxy Statement relating to executive officers' compensation is incorporated by reference into this Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Security Ownership of Certain Beneficial Owners" on page 7 and "Security Ownership of Management" on page 6 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2002, is incorporated by reference into this Report.

Item 13.  Certain Relationships and Related Transactions

        The information set forth under the caption "Indebtedness of Management" on page 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 2002, is incorporated by reference into this Report.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) (1) List of Financial Statements

        The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 41 through 71 and on page 72, respectively, of the Annual Report to Shareholders for the year ended December 29, 2001, are incorporated by reference into this Report by Item 8 hereof:

Consolidated Statements of Income, Shareholders' Equity and Comprehensive Income and Cash Flows - Years ended December 29, 2001, December 30, 2000 and December 25, 1999;

Consolidated Balance Sheets -- December 29, 2001 and December 30, 2000;

_________________________________________________________________________________

Notes to the Consolidated Financial Statements; and

Report of Independent Certified Public Accountants.

(a) (2) List of Financial Statement Schedules

        The following consolidated financial statement schedule (numbered in accordance with Regulation S-X) of Tupperware Corporation is included in this Report:

        Report of Independent Certified Public Accountants on Financial Statement Schedule, page 17 of this Report; and

        Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 29, 2001, page 18 of this Report.

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)
Exhibit
Number	Description

*1	Underwriting Agreement (Attached to Form S 3 (No. 333-12125) Registration Statement as Exhibit 1 filed with the Commission on September 16, 1996, and incorporated herein by reference).

*2

Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and Dart Industries Inc. (Attached as Exhibit 2 to Tupperware Corporation's Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.1

Amended and Restated Certificate of Incorporation of Tupperware Corporation (Attached as Exhibit 3.1 to the Registrant's Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.2

Amended and Restated By laws of Tupperware Corporation as amended May 11, 1999 (Attached as Exhibit 3.2 to Form 10Q for the second quarter of 1999 filed with the Commission on August 9, 1999, and incorporated herein by reference).

*4.1	Rights Agreement, by and between Tupperware Corporation and

___________________________________________________________________________________
the rights agent named therein (Attached as Exhibit 4 to the Registrant's Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

*4.2

Indenture dated as of October 1, 1996, among Tupperware Corporation and The First National Bank of Chicago, as Trustee, (Attached as Exhibit 4(a) to Tupperware Corporation's Registration Statement on Form S 3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.3

Form of Debt Securities (Attached as Exhibit 4(b) to Tupperware Corporation's Registration Statement on Form S 3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.4

Form of Warrant Agreement, including form of Warrant Certificate (Attached as Exhibit 4(a) to Tupperware Corporation's Registration Statement on Form S 3 (No. 333-12125) filed with the Commission on September 25, 1996, and incorporated herein by reference).

*10.1	Tupperware Corporation 1996 Incentive Plan as amended through August 10, 2000 (Attached as Exhibit 10.1 to Form 10K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.2	Tupperware Corporation Directors' Stock Plan as amended November 12, 1998 (Attached as Exhibit 10.2 to Form 10K filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.3	Form of Change of Control Agreement (Attached as Exhibit 10.2 to Form 10Q for the third quarter of 1999 filed with the Commission on November 8, 1999, and incorporated herein by reference).

*10.4

Tax Sharing Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.3 to the Registrant's Registration Statement on Form 10, filed with the Commission on May 22, 1996, and incorporated herein by reference).

__________________________________________________________________________________
*10.5

Employee Benefits and Compensation Allocation Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.4 to the Registrant's Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

*10.6

Credit Agreement dated May 16, 1996 (Attached as Exhibit 10.8 to the Registrant's Registration Statement on Form 10, filed with the Commission on May 22, 1996 as Exhibit 10.8, and incorporated herein by reference).

10.7	Form of Franchise Agreement between a subsidiary of the Registrant and distributors of Tupperware products in the United States.

*10.8

First Amendment dated August 8, 1997 to Credit Agreement dated May 16, 1996 (Attached as Exhibit 10.9 to the Registrant's Annual Report on Form 10K for the year ended December 27, 1997, filed with the Commission on March 24, 1998, and incorporated herein by reference).

*10.9

Loan Agreement, Promissory Note, and Stock Pledge Agreement dated November 13, 1998, between a subsidiary of Tupperware and E.V. Goings (Attached as Exhibit 10.9 to the Registrant's Annual Report on Form 10K for the year ended December 26, 1998 filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.10	Management Stock Purchase Plan (Attached to Form S 8 (No. 333-48650) as Exhibit 4.3 filed with the Commission on October 26, 2000 and incorporated herein by reference).

*10.11	Form of Promissory Note between Tupperware and various executives (Attached as Exhibit 10.11 to Form 10K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.12	Form of Stock Pledge Agreement between Tupperware and various executives (Attached as Exhibit 10.12 to Form 10K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.13	Tupperware Corporation 2000 Incentive Plan as amended through August 10, 2000 (Filed on Form S 8 (No. 333-50012) on November 15, 2000, and incorporated herein by reference.)

*10.14	Employment Agreement between the Registrant and Richard W.

___________________________________________________________________________________
Heath dated October 18, 2000 (Attached as Exhibit (d)(2) to Schedule TO filed by the Registration concerning BeautiControl Cosmetics Inc. on September 20, 2000).

*10.15

Form of Note Purchase Agreement between a subsidiary of the Registrant and participants in a private placement debt offering of $150 million Senior Notes due July 2011 (attached as Exhibit 10.1 to Form 10Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

*10.16

The Registrant's guaranty agreement with its subsidiary regarding $150 million Senior Notes due July 2011 (Attached as Exhibit 10.2 to Form 10Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

13	Pages 18 through 73 of the Annual Report to Shareholders of the Registrant for the year ended December 29, 2001.

21	Subsidiaries of Tupperware Corporation as of March 21, 2002.

23

Manually signed Consent of Independent Certified Public Accountants to the incorporation of their report by reference into the prospectus contained in specified registration statements on Form S 8 and Form S 3.

24	Powers of Attorney.

        * Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

        The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b) Reports on Form 8-K

        During the quarter ended December 29, 2001, the Registrant did not file any reports on Form 8-K.

_________________________________________________________________________________

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Tupperware Corporation

        Our audits of the consolidated financial statements referred to in our report dated February 14, 2002 appearing in the 2001 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K.  In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Orlando, Florida
February 14, 2002

_________________________________________________________________________________

TUPPERWARE CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 29, 2001
(In millions)
Col. A	Col. B.	Col. C.		Col. D.	Col. E.
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts, current and long term:

Year ended December 29, 2001	$59.7	$13.4	$--	$(22.3) / F1 (4.1) / F2	$46.7

Year ended December 30, 2000	53.4	13.9	0.1	(5.3) / F1 (2.4) / F2	59.7

Year ended December 25, 1999	77.4	8.6	0.1	(25.3) / F1 (7.4) / F2	53.4

Valuation allowance for deferred tax assets:

Year ended December 29, 2001	31.8	8.3	--	--	40.1

Year ended December 30, 2000	30.8	1.0	--	--	31.8

Year ended December 25, 1999	23.9	6.9	--	--	30.8

Allowance & Inventory Obsolescence:

Year ended December 29, 2001	24.6	3.5	--	(6.4) / F3 (0.9) / F2	20.8

Year ended December 30, 2000	14.7	5.8	7.4 / F4	(2.5) / F3 (0.8) / F2	24.6

Year ended December 25, 1999	21.4	4.3	--	(15.8) / F3 4.8 / F2	14.7
F1 Represents write-offs less recoveries. F2 Foreign currency translation adjustment. F3 Represents write-offs less inventory sold. F4 BeautiControl acquisition.

______________________________________________________________________________

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tupperware Corporation
(Registrant)

By:     / s/ E.V. GOINGS
E.V. Goings
Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
Signature	Title
/s/ E.V. Goings	Chairman of the Board of Directors,
E.V. Goings	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Pradeep Mathur	Senior Vice President and Chief Financial Officer
Pradeep Mathur	(Principal Financial Officer)

/s/ Judy B. Curry	Vice President and Controller
Judy B. Curry	(Principal Accounting Officer)

*	Director
Rita Bornstein, Ph.D.

*	Director
Clifford J. Grum

*	Director
Betsy D. Holden

*	Director
Joe R. Lee

*	Director
Bob Marbut

*	Director
Angel R. Martinez

___________________________________________________________________________________
*	Director
David R. Parker

*	Director
Joyce M. Roché

*	Director
M. Anne Szostak

* By	/s/ Thomas M. Roehlk
Thomas M. Roehlk
Attorney-in-fact

March 21, 2002