Form 10-Q
period 2002-03-30
TUPPERWARE CORP
filed 2002-05-14
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the 13 weeks ended March 30, 2002

OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Transition period from _____________ to _____________

Commission file number 1-11657

TUPPERWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4062333 (I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida (Address of principal executive offices)	32837 (Zip Code)

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

As of May 10, 2002, 58,254,489 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Statements of Income (Unaudited) for the 13 weeks ended March 30, 2002 and March 31, 2001	2

Consolidated Balance Sheets (Unaudited) as of March 30, 2002 and December 29, 2001	3

Consolidated Statements of Cash Flows (Unaudited) for the 13 weeks ended March 30, 2002 and March 31, 2001	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	21

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 29, 2001.

The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2002	2001

	(In millions, except per share amounts)
Net sales	$251.9	$263.7

Costs and expenses:
Cost of products sold	79.8	88.1
Delivery, sales and administrative expense	147.2	144.5
Interest expense	5.2	7.3
Interest income	(0.5)	(0.6)
Re-engineering and impairment charge	1.4	1.0
Other (income) expense, net	(0.3)	0.6

Total costs and expenses	232.8	240.9

Income before income taxes	19.1	22.8
Provision for income taxes	3.5	4.9

Net income	$15.6	$17.9

Net income per common share:
Basic	$0.27	$0.31

Diluted	$0.27	$0.30

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 30,	December 29,
	2002	2001

	(In millions)
Cash and cash equivalents	$23.3	$18.4
Accounts receivable	149.7	164.8
Less allowances for doubtful accounts	(28.7)	(31.5)

	121.0	133.3
Inventories	146.1	132.2
Deferred income tax benefits, net	43.8	43.8
Prepaid expenses and other assets	45.4	38.4

Total current assets	379.6	366.1

Deferred income tax benefits, net	133.6	133.6
Property, plant and equipment	948.4	948.7
Less accumulated depreciation	(724.8)	(720.2)

	223.6	228.5
Long-term receivables, net of allowances of $12.8 million at March 30, 2002 and $13.2 million at December 29, 2001	32.8	31.3
Goodwill, net of accumulated amortization of $1.6 million at March 30, 2002 and December 29, 2001	56.2	56.2
Other assets, net	31.4	30.0

Total assets	$857.2	$845.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Unaudited)

	March 30,	December 29,
	2002	2001

	(Dollars in millions except per share amounts)
Accounts payable	$63.2	$96.5
Short-term borrowings and current portion of long-term debt	142.7	91.6
Accrued liabilities	152.7	164.2

Total current liabilities	358.6	352.3
Long-term debt	273.9	276.1
Accrued post-retirement benefit cost	36.4	36.4
Other liabilities	58.7	54.3
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	22.0	22.0
Subscription receivable	(22.5)	(22.5)
Retained earnings	503.2	501.0
Treasury stock, 4,190,673 shares at March 30, 2002, and 4,232,710 shares at December 29, 2001, at cost	(116.2)	(117.1)
Unearned portion of restricted stock issued for future service	(0.3)	(0.2)
Accumulated other comprehensive loss	(257.2)	(257.2)

Total shareholders’ equity	129.6	126.6

Total liabilities and shareholders’ equity	$857.2	$845.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended
	March 30,	March 31,
	2002	2001

	(In millions)
Operating Activities:
Net income	$15.6	$17.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11.6	12.7
Gain on sale of assets	(0.4)	(0.1)
Changes in assets and liabilities:
Decrease in accounts receivable	8.7	0.2
Increase in inventories	(14.6)	(1.2)
Decrease in accounts payable and accrued liabilities	(41.9)	(27.8)
(Decrease) increase in income taxes payable	(0.2)	1.2
Increase in net deferred income taxes	0.5	0.6
Other, net	(6.3)	(8.8)

Net cash used in operating activities	(27.0)	(5.3)

Investing Activities:
Capital expenditures	(8.1)	(11.3)
Proceeds from disposal of property, plant and equipment	0.9	—

Net cash used in investing activities	(7.2)	(11.3)

Financing Activities:
Dividend payments to shareholders	(12.8)	(12.8)
Proceeds from exercise of stock options	0.6	0.5
Net increase in short-term debt	51.2	24.6

Net cash provided by financing activities	39.0	12.3

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.4)

Net increase (decrease) in cash and cash equivalents	4.9	(5.7)
Cash and cash equivalents at beginning of year	18.4	32.6

Cash and cash equivalents at end of period	$23.3	$26.9

Supplemental Disclosure:
Treasury shares sold for notes receivable	$—	$0.6

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

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	March 30,	December 29,
	2002	2001

Finished goods	$71.4	$65.7
Work in process	25.1	21.7
Raw materials and supplies	49.6	44.8

Total inventories	$146.1	$132.2

Note 3: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income available to common shareholders and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 58.1 million and 57.8 million for the 13 weeks ended March 30, 2002 and March 31, 2001, respectively.

The only difference in the computation of basic and diluted earnings per share was the inclusion of 0.6 million and 1.1 million of shares of potential common stock for the 2002 and 2001 periods presented, respectively. Options to purchase 3.6 million and 2.3 million shares of common stock in the first quarter of 2002 and 2001, respectively, were outstanding but excluded from the computation of earnings per share because their inclusion would have been anti-dilutive. The Company’s potential common stock consists of employee and director stock options and restricted stock.

Note 4: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the first quarter were as follows (in millions):

	13 Weeks Ended

	March 30,	March 31,
	2002	2001

Net income	$15.6	$17.9
Foreign currency translation adjustments	(0.9)	(13.0)
Net equity hedge gain, net of tax provision of $0.6 and $1.0 million for the first quarter 2002 and 2001, respectively	0.9	1.5

Comprehensive income	$15.6	$6.4

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and hedge activity as disclosed in Note 7, Accounting for Derivative Instruments and Hedging Activities.

Note 5: Re-engineering Program

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Costs incurred by line item are as follows:

	13 Weeks Ended

	March 30,	March 31,
	2002	2001

Re-engineering and impairment charge	$1.4	$1.0
Delivery, sales and administrative expense	0.1	0.6

Total pretax re-engineering costs	$1.5	$1.6

In the first quarter of 2002, the re-engineering and impairment charge line item includes costs for severance primarily due to an ongoing restructuring of administrative functions, primarily in Europe and at the Company’s BeautiControl subsidiary. It also includes costs of approximately $0.4 million associated with the maintenance of previously closed facilities in Europe and North America. The severance charges, totaling $1.0 million for the first quarter, relate to approximately 15 employees in Europe and 9 in BeautiControl. For the first quarter of 2001, the re-engineering and impairment charge primarily related to severance for approximately 100 employees whose positions were eliminated in connection with Latin America’s implementation of an importer model. Delivery, sales and administrative expense includes internal and external consulting costs associated with executing the re-engineering projects and other cost savings initiatives.

Note 5: Re-engineering Program (cont’d)

The liability balance, included in accrued liabilities, as of March 30, 2002 and December 29, 2001 was as follows (in millions):

	2002	2001

Beginning of year balance	$6.9	$2.3
Provision	1.4	24.8
Cash expenditures:
Severance	(1.4)	(3.8)
Other	—	(2.0)
Non-cash write downs	—	(14.4)

End of period balance	$6.9	$6.9

The remaining accrual relates primarily to costs of eliminating positions as a result of re-engineering actions and will largely be paid out over the next 18 months.

Note 6: Segment Information

The Company manufactures and distributes products primarily through independent direct sales forces: (1) plastic food storage and serving containers, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. International BeautiControl operations are reported in the applicable geographic segment.

As a result of a change in management reporting structures, effective with the beginning of the Company’s 2002 fiscal year, the Company is reporting the United States and Canada as a Tupperware North America business segment and BeautiControl operations outside North America have been included in their respective geographic segments. Prior year sales and operating profit amounts have been restated to reflect this change. This change did not have a material impact on other previously reported segment information.

Note 6: Segment Information (continued)

	13 Weeks Ended

	March 30,	March 31,
	2002	2001

Net sales:
Europe	$99.8	$106.9
Asia Pacific	41.4	47.2
Latin America	34.5	41.4
North America	58.2	52.3
BeautiControl North America	18.0	15.9

Total net sales	$251.9	$263.7

Operating profit:
Europe	$16.9	$26.0
Asia Pacific	3.2	4.3
Latin America	2.7	3.8
North America	3.6	1.8
BeautiControl North America	1.6	0.4

Total operating profit	28.0	36.3

Unallocated expenses	(3.5)	(5.8)
Other income	0.7	—
Re-engineering and impairment charge	(1.4)	(1.0)
Interest expense, net	(4.7)	(6.7)

Income before income taxes	$19.1	$22.8

Note 7: Accounting for Derivative Instruments and Hedging Activities

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company also enters into interest rate swaps to convert fixed-rate long-term debt to floating-rate debt and records the impact as a component of interest expense. The Company’s intent is to maintain approximately half of its debt with floating interest rates. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in other expense for the first quarters ended March 30, 2002 and March 31, 2001 were immaterial.

Note 7: Accounting for Derivative Instruments and Hedging Activities (continued)

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The ineffective portion of the gain or loss on the hedging instrument is recorded in other expense. As of March 30, 2002 and March 31, 2001 and for the quarters then ended, the amounts recorded in other comprehensive income and other expense were not material.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the first quarter of 2002, the Company recorded net gains associated with these hedges of $1.5 million in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 8: Revolving Line of Credit

On April 30, 2002, the Company entered into a new $250 million revolving line of credit. Of the $250 million, $100 million expires on April 28, 2003 and the remaining $150 million expires on April 29, 2005. This credit facility replaced the Company’s current $300 million unsecured multicurrency credit facility that was due to expire on August 8, 2002 and was terminated as part of the implementation of the new agreement. This agreement requires the Company to meet certain financial covenants that are not materially different from those in the prior multicurrency credit facility.

Note 9: New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which superseded Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company is no longer amortizing its goodwill, but will evaluate it for impairment at least annually. The transition impairment review is being completed and the Company does not expect to record an impairment charge. The Company expects a modest ongoing income statement benefit from the elimination of goodwill amortization. The Company has no other intangible assets impacted by this statement. Goodwill amortization totaled $0.3 million in the first quarter of 2001. Exclusive of this item, net income in the first quarter of 2001 would have been $18.2 million and basic and diluted earnings per share would have been $0.32 and $0.31, respectively.

The Board also issued, in August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, which has been adopted by the Company on December 30, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The implementation of this standard did not have a material impact on the Company.

Note 9: New Pronouncements (continued)

In February 2002, the Emerging Issues Task Force issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The pronouncement requires that cash consideration, including sales incentives, given by a vendor to a customer be presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company adopted this pronouncement in the first quarter of 2002 with no material impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 30, 2002 compared with the 13 weeks ended March 31, 2001, and changes in financial condition during the 13 weeks ended March 30, 2002.

The Company’s primary means of distributing its product is through independent sales organizations that are its customers. The majority of the Company’s products are in turn sold to end customers who are not members of the Company’s sales forces. The Company is dependent upon these independent sales organizations to reach end consumers and any disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows.

Net Sales

Net sales for the first quarter ended March 30, 2002 were $251.9 million, a decrease of $11.8 million, or 4 percent, from $263.7 million in 2001. Excluding the $7.6 million negative impact of foreign exchange, net sales decreased 2 percent from 2001. Strong improvement in the North American Tupperware business as well as BeautiControl was offset by declines in the Company’s international operations.

Re-engineering Costs

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Total costs incurred by line item in the first quarter of 2002 and 2001 were as follows:

	13 Weeks Ended

	March 30,	March 31,
	2002	2001

Re-engineering and impairment charge	$1.4	$1.0
Delivery, sales and administrative expense	0.1	0.6

Total pretax re-engineering costs	$1.5	$1.6

Total after-tax re-engineering costs	$1.2	$1.3

Per share re-engineering costs	$0.02	$0.03

In the first quarter of 2002, the re-engineering and impairment charge line item included costs for severance primarily due to an ongoing restructuring of administrative functions, primarily in Europe and at the Company’s BeautiControl subsidiary. It also included costs of approximately $0.4 million associated with the maintenance of previously closed facilities in Europe and North America. The severance charges, totaling $1.0 million for the first quarter related to approximately 15 employees in Europe and 9 in BeautiControl. For the first quarter of 2001, the re-engineering and impairment charge primarily related to severance for approximately 100 employees whose positions were eliminated in connection with Latin America’s implementation of an importer model. Delivery, sales and administrative expense included internal and external consulting costs associated with executing the re-engineering projects and other cost savings initiatives.

Pretax re-engineering costs incurred in 1999 to date have totaled approximately $80 million. The annual benefit of the actions when they are fully implemented is expected to be approximately $40 to $50 million. All actions are expected to be fully implemented by the end of 2002. Total costs of the three-year program are expected to be $60 to $65 million, which is net of gains expected to be realized on the sale of the Company’s former Spanish manufacturing facility and convention center at its Orlando headquarters that were closed as part of the re-engineering program. Both of these facilities are under contract for sale. The balance of costs related to this program are expected to be recorded in the first half of 2002.

Costs and Expenses

Cost of products sold as a percentage of sales was 31.7 percent and 33.4 percent for the first quarter of 2002 and 2001, respectively. The improvement in the first quarter of 2002 was generated as all Areas had improved gross margin rates. The overall improvement was primarily a result of favorable raw material prices and improved capacity utilization during the first quarter. The improvement in Europe also reflected approximately $0.9 million of gross margin for a claim under an insurance policy related to a minor equipment failure.

Delivery, sales and administrative expense increased as a percentage of sales to 58.5 percent for the first quarter of 2002, compared with 54.8 percent in 2001. The increase was primarily due to increased promotional spending in BeautiControl and Europe as well as the larger markets in Asia Pacific — Japan, Korea and the Philippines — and in Mexico later in the quarter. These increases were to maintain momentum with the salesforce and market share in difficult economic conditions in the Tupperware business and for the Leadership promotional program implemented in August 2001 in the BeautiControl North America business. Offsetting these increases were a reduction in corporate expenses reflecting the benefit of re-engineering actions implemented in 2001 and the absence of BeautiControl start up costs.

Net Interest Expense

In the first quarter of 2002, the Company incurred net interest expense of $4.7 million compared with $6.7 million in the comparable 2001 period. The decrease in the 2002 period was primarily due to lower interest rates on the Company’s outstanding debt. The Company presently carries approximately 65 percent of its debt at variable interest rates, based either on its stated terms or through interest rate swap agreements and has benefited from the reduction of short term interest rates versus the first quarter of last year. Over time, the Company intends to maintain approximately half of its debt with floating interest rates.

Tax Rate

The effective tax rate was 18.5 percent for the first quarter of 2002 compared with 21.5 percent for the comparable period in 2001. The decrease was due to a lower international rate reflecting a favorable mix of earnings. These effective tax rates were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

Net income for the quarter decreased 13 percent to $15.6 million, or $0.27 per share, compared with $17.9 million, or $0.30 per share, in 2001. The decline was due to lower profitability in the international operations which offset improved operating profit in the North American Tupperware business and BeautiControl North America. The 2002 net income also included a pretax gain of approximately $0.7 million received as compensation for land to be used for a road adjacent to the Company’s Orlando, Florida headquarters site. This item is included in other income in the income statement. Foreign exchange did not have a significant impact on the net income comparison. Excluding the re-engineering costs and compensation for land in both periods, net income for the first quarter 2002 decreased 15 percent to $16.2 million, or $0.28 per share, compared with $19.2 million, or $0.33 per share in the first quarter of 2001.

In the first quarter of 2002 and 2001, international operations generated 71 percent and 76 percent of sales, respectively, and 81 percent and 93 percent of operating profit, respectively.

Segment Results (dollars in millions)

Europe

						Negative
						foreign	Percent
			Decrease		Restated	exchange	of total
	2002	2001	Dollar	Percent	decrease	impact	2002	2001

Net sales	$99.8	$106.9	$(7.1)	(7)%	(2)%	$(4.6)	40%	41%
Operating Profit	16.9	26.0	(9.1)	(35)	(33)	(0.8)	60	71

The sales decline in the first quarter of 2002 was due to a continuation of the difficult consumer spending environment and a decline in the active sales force which impacted most markets. Additionally, the fourth quarter of 2001 included incremental distributor orders in anticipation of January 2002 promotional programs, implementation of the euro currency and the expectation of inclement weather in some countries, which reduced first quarter 2002 shipments. Overall, a favorable mix of products during the quarter was more than offset by reduced volume. Excluding the impact of the fourth quarter 2001 orders and the unfavorable foreign exchange, sales for the quarter were up slightly compared with last year.

Operating profit decreased significantly due to the sales impact as well as the elevated level of promotional spending due to continuing weak economies and sluggish consumer spending. The elevated level of promotional spending is expected to continue through the first half of 2002 and then begin to moderate. Despite the adverse impact on profitability, the promotional spending in recruiting programs resulted in sequential improvement in the segment’s total sales force size advantage from a 5 percent increase at the end of the fourth quarter of 2001 to a 7 percent increase at the end of the first quarter of 2002.

The gradual roll-out of the integrated direct access (IDA) channels, which are a convergence of the core party plan business with retail access points, Internet sales and television shopping, continued in Europe. The roll-out is based on the very successful growth model of these channels in the United States, including the benefit of party and recruiting leads for the core direct selling business. During the first quarter of 2002, the Company had approximately 130 retail access points open in Europe which was approximately 30 percent higher than the fourth quarter of 2001.

Asia Pacific

						Negative
						foreign	Percent
			Decrease		Restated	exchange	of total
	2002	2001	Dollar	Percent	decrease	impact	2002	2001

Net sales	$41.4	$47.2	$(5.8)	(12)%	(7)%	$(2.8)	16%	18%
Operating profit	3.2	4.3	(1.1)	(25)	(20)	(0.3)	11	12

First quarter net sales decreased 7 percent in local currency as strength in the middle and emerging markets in the segment, led by Australia and Indonesia, was more than offset by shortfalls in the segment’s largest markets, Japan, Korea and the Philippines. The shortfalls in these markets reflected weak consumer spending in light of difficult economic situations and contributed to the difficulty these markets experienced in getting their sales forces active. Overall for the segment, the active sales force was up modestly but the total sales force was up substantially reflecting the strong recruiting programs put in place. The active sales force was up overall and in most markets but productivity was down. Overall, a favorable mix of products was more than offset by lower volume.

First quarter operating profit was down significantly as compared with the same period last year. This decline reflected the sales decline along with elevated promotional spending to increase the size of the total and active sales forces as well as spur consumer spending.

The unfavorable foreign exchange impact was primarily due to the Korean won and the Philippine peso.

The roll-out of IDA that began in 2001 continued in the first quarter of 2002. During the quarter, over 350 retail access points were open in Asia Pacific markets representing an approximately 15 percent increase in locations from the fourth quarter of 2001. Due to differences in local customs and retail infrastructure in different markets, in addition to malls, the sites were in professional offices, independent store fronts, schools and other locations.

Latin America

						(Negative)
						positive
						foreign	Percent
			Decrease		Restated	exchange	of total
	2002	2001	Dollar	Percent	decrease	impact	2002	2001

Net sales	$34.5	$41.4	$(6.9)	(17)%	(16)%	$(0.1)	14%	15%
Operating profit	2.7	3.8	(1.1)	(28)	(43)	1.0	10	10

Latin America (cont’d)

During the first quarter of 2002, local currency sales were down significantly from the first quarter of 2001. The comparison was negatively impacted by approximately $3.3 million from changing to an importing distributor model in Brazil in the first quarter of 2002. Excluding the impact of this change under which product is sold to importing distributors at a lower percentage of retail than under the prior model where product was sold directly to the sales force, Brazil sales increased slightly from 2001. The balance of the decline was primarily due to Mexico where trends slowed in the later part of the quarter as the weak economy in the United States had a spillover impact, particularly in those areas closest to the U.S. border. The weak economy created difficulty in getting the sales force active and the Mexican active sales force had a low double-digit percent decrease. Overall, the decrease was primarily due to reduced sales volume in the segment.

The decline in operating profit reflected the lower sales and increased promotional spending in Mexico in light of the sluggish economic environment. Additionally, approximately $0.6 million was invested in the new BeautiControl operations in Mexico.

The foreign exchange impact was due to the weakening of the Argentine peso, Venezuelan bolivar, Brazilian real and the strengthening of the Mexican peso.

North America

						Negative
						foreign	Percent
			Increase		Restated	exchange	of total
	2002	2001*	Dollar	Percent	increase	impact	2002	2001

Net sales	$58.2	$52.3	$5.9	11%	12%	$(0.1)	23%	20%
Operating profit	3.6	1.8	1.8	99	97	—	13	5

* Prior year amounts restated to conform with current year segment.

Beginning with this quarter, the Company is reporting Tupperware United States and Canada as a North America segment. Local currency sales rose 12 percent, including 5 percentage points attributable to implementation of a new business model. This results in a higher sales price that is offset by higher operating expenses with no significant profit impact. Currently, approximately 30 percent of U.S. distributors are on the new model and as more are included, the impact will increase. The balance of the increase was primarily due to improved sales volume.

The 2002 sales increase was on top of a 19 percent increase in the first quarter of 2001. Additionally, first quarter 2001 sales included a high level of business-to-business sales. Sales from the business-to-business channel are based on reaching agreements with business partners and their product needs, and are made through the partners’ channels. Excluding the favorable impact of the model change, sales from the core party plan and IDA channels increased 15 percent. IDA accounted for 8 percent of first quarter 2002 sales, compared with 5 percent in 2001, with strong double-digit increases in all channels. The core party plan is benefiting from increases in the total sales force and active sales forces. Operating profit doubled due to the higher sales and lower product cost.

BeautiControl

						Foreign	Percent
			Increase		Restated	exchange	of total
	2002	2001	Dollar	Percent	increase	impact	2002	2001

Net sales	$18.0	$15.9	$2.1	13%	13%	$—	7%	6%
Operating profit	1.6	0.4	1.2	+	+	—	6	1

+	Increase of more than 100 percent

Beginning with the first quarter of 2002, the operations of BeautiControl outside North America are included in the results of the geographic segment in which they operate.

Sales by BeautiControl North America increased 13% as the Leadership promotional program that began in August 2001 continued to produce strong recruiting and sales performance. The higher sales, an improved cost structure as a result of re-engineering actions taken and the cessation of goodwill amortization led to the sharp increase in operating profit and a return on sales of 9 percent compared with a small operating profit in the first quarter of 2001.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $21.0 million as of March 30, 2002 compared with $13.8 million as of the end of 2001. Higher net short-term borrowings and current portion of long-term debt as well as lower accounts receivable primarily drove this increase. The increase in short-term borrowings reflected a normal trend for the first quarter as the fourth quarter represents the Company’s most significant quarter for cash flow. The decrease in accounts receivable reflected the collection of amounts due from the late December 2001 sales, particularly in Europe. Further improvement in accounts receivable is expected over the course of 2002. The impact of these items was partially offset by higher prepaid expenses and other assets as well as an increase in inventory and lower accounts payable. The higher prepaid expenses and other assets were primarily due to advance payments for promotional programs and value added taxes recovered subsequent to the end of the quarter in Europe. The decrease in accounts payable reflected the timing of payments and an unusually large year end balance. The inventories were higher than planned at the end of the first quarter of 2002, primarily in Europe. The Company is taking steps to improve forecasting and streamline the business through the implementation of re-engineering actions to address this situation.

As of March 30, 2002, the Company had $157.9 million available under its unsecured multicurrency credit facility, which was due to expire on August 8, 2002, along with $171.0 million of other foreign uncommitted lines of credit. Effective April 30, 2002, the Company entered into a new $250 million revolving line of credit. Of the $250 million, $100 million expires on April 28, 2003 and the remaining $150 million expires on April 29, 2005. This credit facility replaced the Company’s $300 million unsecured multicurrency credit facility that was due to expire on August 8, 2002 and was terminated with the beginning of the new agreement. This agreement requires the Company to meet certain financial covenants that are not materially different from those in the prior multicurrency credit facility. These borrowing facilities and cash generated by operating activities are expected to be adequate to finance any additional working capital needs and capital expenditures.

The Company’s major markets for its products are France, Germany, Mexico, Japan, Korea and the United States. A significant downturn in the economies of these markets would adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The Company sells commercial paper under both domestic and euro programs to satisfy most of its short-term financing needs. These programs were backed by the Company’s prior multicurrency credit facility and are now backed by the Company’s new revolving line of credit. Its current credit rating for commercial paper is A2/P2, which puts the Company in a market for the sale of commercial paper that is less active than those corresponding to higher credit ratings. Additionally, a downgrade of this rating would effectively eliminate the Company’s ability to sell commercial paper. The Company has no reason to expect a downgrade, but in the event one did occur, the Company would be able to draw on the committed revolving line of credit and possibly the foreign uncommitted lines of credit.

Operating Activities. Net cash used in operating activities for the first three months of 2002 was $27.0 million, compared with a use of $5.3 million in the 2001 period. The difference between the periods was primarily due to a larger decrease in accounts payable and accrued liabilities and a higher increase in inventories; partially offset by a larger decrease in accounts receivable.

Investing Activities. The $7.2 million and $11.3 million of cash used in investing activities for the first quarters of 2002 and 2001, respectively, was primarily for capital expenditures, principally for new molds and information technology investments in connection with the re-engineering program. Capital spending was lower in the first quarter of 2002 due to the inclusion in 2001 of costs related to the development of a European data center. Full year 2002 capital expenditures are expected to be $45 to $50 million. Offsetting this spending in 2002 was approximately $0.9 million of proceeds from the disposal of certain property, plant and equipment. Most of the proceeds were from compensation for land to be used for a road adjacent to the Company’s Orlando, Florida headquarters site.

Effective April 11, 2002, the Company completed the sale of a parcel of land near its headquarters site and received gross proceeds of approximately $7.2 million. The Company also currently has contracts to sell its former manufacturing facility in Spain and its convention center on its headquarters campus. Both of these facilities were closed as part of the Company’s re-engineering program. Proceeds from these sales are expected to be between $25 and $30 million, and the sales are expected to be completed this year.

Financing Activities. Dividends paid to shareholders were $12.8 for the first quarter of both 2002 and 2001.

New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which superseded Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company is no longer amortizing its goodwill, but will evaluate it for impairment at least annually. The transition impairment review is being completed and the Company does not expect to record and impairment charge. The Company expects a modest ongoing income statement benefit from the elimination of goodwill amortization. The Company has no other intangible assets impacted by this statement. Goodwill amortization totaled $0.3 million in the first quarter of 2001. Exclusive of this item, net income in the first quarter of 2001 would have been $18.2 million and basic and diluted earnings per share would have been $0.32 and $0.31, respectively.

The Board also issued, in August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The implementation of this standard did not have a material impact on the Company.

In February 2002, the Emerging Issues Task Force issued EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products). The pronouncement requires that cash consideration, including sales incentives, given by a vendor to a customer be presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company adopted this pronouncement in the first quarter of 2002 with no material impact.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and interest rate swaps. Under its present policy, the Company has set a target of having approximately half of its borrowings with floating interest rates.

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

Market Risk (cont’d)

Although this currency risk is partially mitigated by the natural hedge arising from the Company locating most of its manufacturing operations in local markets, a strengthening U.S. dollar generally has a negative impact on the Company’s financial results. In response to this fact, Tupperware uses financial instruments, such as cross-currency interest rate swaps, forward contracts and local currency borrowings to hedge its exposure to certain foreign currency risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with forward contracts and currency options certain other exposures to various currencies arising from non-permanent intercompany loans and forecasted purchase commitments. Beginning in the second quarter of 2002, the Company began a program to hedge its foreign income related to the euro, Japanese yen, Korean won and Mexican peso. The Company utilizes forward contracts coupled with high grade U.S. dollar denominated securities.

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(10.1)	Form of Credit Agreements dated April 30, 2002 among Tupperware Corporation as the Borrower, Bank of America, N.A. as the Administrative Agent and Citibank, N.A. as Syndication Agent and Lending Parties

(b)	Reports on Form 8-K

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

May 13, 2002