Form 10-Q
period 2002-06-29
TUPPERWARE CORP
filed 2002-08-13
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended June 29, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ☒ No ☐.

As of August 12, 2002, 58,301,314 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

SIGNATURES	27

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

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended

	June 29, 2002	June 30, 2001

	(In millions, except per share amounts)
Sales and other income:
Net sales	$286.1	$285.4
Other income	27.0	0.2
Interest income	0.6	1.0

Total sales and other income	313.7	286.6

Costs and expenses:
Cost of products sold	94.7	94.0
Delivery, sales and administrative expense	155.2	150.7
Interest expense	6.3	5.9
Re-engineering and impairment charge	16.3	0.5
Other expense	0.3	0.2

Total costs and expenses	272.8	251.3

Income before income taxes	40.9	35.3
Provision for income taxes	8.9	7.6

Net income	$32.0	$27.7

Net income per common share:
Basic	$0.55	$0.48

Diluted	$0.54	$0.47

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	26 Weeks Ended

	June 29, 2002	June 30, 2001

	(In millions, except per share amounts)
Sales and other income:
Net sales	$538.0	$549.1
Other income	27.7	0.3
Interest income	1.1	1.6

Total sales and other income	566.8	551.0

Costs and expenses:
Cost of products sold	174.5	182.1
Delivery, sales and administrative expense	302.4	295.2
Interest expense	11.5	13.2
Re-engineering and impairment charge	17.7	1.5
Other expense	0.7	0.9

Total costs and expenses	506.8	492.9

Income before income taxes	60.0	58.1
Provision for income taxes	12.4	12.5

Net income	$47.6	$45.6

Net income per common share:
Basic	$0.82	$0.79

Diluted	$0.81	$0.77

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	June 29, 2002	December 29, 2001

	(In millions)
Cash and cash equivalents	$25.6	$18.4
Accounts receivable	155.3	164.8
Less allowances for doubtful accounts	(29.0)	(31.5)

	126.3	133.3
Inventories	153.2	132.2
Deferred income tax benefits, net	41.0	43.8
Prepaid expenses and other assets	38.6	38.4

Total current assets	384.7	366.1

Deferred income tax benefits, net	126.6	133.6
Property, plant and equipment	968.3	948.7
Less accumulated depreciation	(746.0)	(720.2)

	222.3	228.5
Long-term receivables, net of allowances of $16.1 million at June 29, 2002 and $13.2 million at December 29, 2001	35.9	31.3
Goodwill, net of accumulated amortization of $1.6 million at June 29, 2002 and December 29, 2001	56.2	56.2
Other assets, net	25.9	30.0

Total assets	$851.6	$845.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Unaudited)

	June 29, 2002	December 29, 2001

	(Dollars in millions except per share amounts)
Accounts payable	$74.5	$96.5
Short-term borrowings and current portion of long-term debt	65.4	91.6
Accrued liabilities	171.4	164.2

Total current liabilities	311.3	352.3
Long-term debt	292.1	276.1
Accrued post-retirement benefit cost	36.4	36.4
Other liabilities	55.4	54.3
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	22.0	22.0
Subscriptions receivable	(21.5)	(22.5)
Retained earnings	519.4	501.0
Treasury stock, 4,056,302 shares at June 29, 2002, and 4,232,710 shares at December 29, 2001, at cost	(111.8)	(117.1)
Unearned portion of restricted stock issued for future service	(0.2)	(0.2)
Accumulated other comprehensive loss	(252.1)	(257.2)

Total shareholders’ equity	156.4	126.6

Total liabilities and shareholders’ equity	$851.6	$845.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 Weeks Ended

	June 29, 2002	June 30, 2001

	(In millions)
Operating Activities:
Net income	$47.6	$45.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.6	24.0
(Gain) loss on sale of assets	(27.1)	0.1
Non-cash impact of re-engineering and impairment charge	1.3	—
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	8.5	(13.9)
Increase in inventories	(14.6)	(4.1)
Decrease in accounts payable and accrued liabilities	(10.7)	(20.2)
(Decrease) increase in income taxes payable	(9.8)	6.3
Decrease in net deferred income taxes	9.0	—
Other, net	(4.3)	(9.6)

Net cash provided by operating activities	23.5	28.2

Investing Activities:
Capital expenditures	(18.4)	(24.5)
Proceeds from disposal of property, plant and equipment	38.8	—

Net cash provided by (used in) investing activities	20.4	(24.5)

Financing Activities:
Dividend payments to shareholders	(25.6)	(25.5)
Proceeds from exercise of stock options	4.0	1.9
Net (decrease) increase in short-term debt	(17.1)	25.5

Net cash (used in) provided by financing activities	(38.7)	1.9

Effect of exchange rate changes on cash and cash equivalents	2.0	(1.7)

Net increase in cash and cash equivalents	7.2	3.9
Cash and cash equivalents at beginning of year	18.4	32.6

Cash and cash equivalents at end of period	$25.6	$36.5

Supplemental Disclosure:
Treasury shares sold for notes receivable	$—	$0.6

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

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	June 29, 2002	December 29, 2001

Finished goods	$81.5	$65.7
Work in process	22.2	21.7
Raw materials and supplies	49.5	44.8

Total inventories	$153.2	$132.2

Note 3: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computations was 58.3 million and 57.9 million for the 13 weeks ended June 29, 2002 and June 30, 2001, respectively. For the six-month period, the weighted average number of shares used in the basic earnings per share computations was 58.2 million and 57.8 million for 2002 and 2001, respectively. The differences in the computation of basic and diluted earnings per share for the second quarter of 2002 and the second quarter and six-month period of 2001 were the inclusion of 1.0 million shares of potential common stock and for the six-month period of 2002 was the inclusion of 0.8 million shares of potential common stock. Options to purchase 2.1 million and 2.2 million shares of common stock in the second quarter of 2002 and 2001, respectively, and 2.9 million and 2.2 million shares in the year-to-date period of 2002 and 2001, respectively, were outstanding but were excluded from the computation of earnings per share because their inclusion would have been anti-dilutive. The Company’s potential common stock consists of employee and director stock options and restricted stock.

Note 4: Comprehensive Income

In addition to net income, comprehensive income includes certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the second quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		26 Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net income	$32.0	$27.7	$47.6	$45.6
Foreign currency translation adjustments	13.8	(1.7)	12.9	(14.7)
Foreign income hedge loss, net of tax benefit of $3.5 for the second quarter and year-to-date periods of 2002	(5.4)		(5.4)
Net equity hedge (loss) gain, net of tax (benefit) provision of $(2.1) and $1.6 million for the second quarter 2002 and 2001, respectively, and $(1.5) and $2.6 million for the comparable year-to-date periods	(3.3)	2.6	(2.4)	4.1

Comprehensive income	$37.1	$28.6	$52.7	$35.0

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and hedge activity as disclosed in Note 7, "Accounting for Derivative Instruments and Hedging Activities".

Note 5: Re-engineering Program

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Costs incurred by line item were as follows:

	13 Weeks Ended		26 Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Re-engineering and impairment charge	$16.3	$0.5	$17.7	$1.5
Cost of products sold	0.2	—	0.2	—
Delivery, sales and administrative expense	1.4	1.7	1.4	2.3
Other income	(26.3)	—	(26.3)	—

Total pretax re-engineering (income) costs	$(8.4)	$2.2	$(7.0)	$3.8

Note 5: Re-engineering Program (continued)

The re-engineering and impairment charge line item was primarily made up of severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional clusters. Also included were severance and impairments costs related to the downsizing of Japanese marketing and manufacturing operations. A smaller downsizing of operations in Mexico has also been included in this line. Total impairment write downs recorded were $1.2 million in the second quarter and year-to-date periods of 2002 and are based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows. Severance charges, totaling $12.7 million and $13.7 million for the second quarter and six month periods, respectively, of 2002, relate to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 re-engineering and impairment charge related primarily to other costs related to the downsizing of Japanese manufacturing operation and the consolidation of BeautiControl distribution. The re-engineering and impairment line for 2001 related primarily to severance payments for approximately 150 employees whose positions were eliminated in connection with the implementation of an importer model in Latin America. The Company expects to sell one of its Japanese manufacturing/distribution facilities in the next one to three years. The cost of products sold amount represented an inventory write down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory is primarily related to items that will no longer be saleable following restructure due to changes in product line focus and distributor realignment. Delivery, sales and administrative expense included a write down of accounts receivable in connection with the United Kingdom restructure as well as a write down of accounts receivable related to the sale of the Company’s Taiwan operation to an independent importer in 2002, primarily relating to amounts due from closed distributors. In 2001, this line was primarily comprised of internal and external consulting costs associated with executing the re-engineering projects and other cost savings initiatives. The other income related to gains recognized on the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program.

Activity related to the Company's accruable re-engineering program costs for the six months ended June 29, 2002 and the year ended December 29, 2001 was as follows (in millions):

	June 29, 2002	December 29, 2001

Beginning of year balance	$6.9	$2.3
Provision	17.7	24.8
Cash expenditures:
Severance	(5.1)	(3.8)
Other	(1.4)	(2.0)
Non-cash write downs	(1.2)	(14.4)

End of period balance	$16.9	$6.9

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

	13 Weeks Ended		26 Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net sales:
Europe	$99.7	$97.4	$199.5	$204.3
Asia Pacific	56.0	54.5	97.4	101.7
Latin America	39.1	51.6	73.6	93.0
North America	72.7	66.7	130.9	119.0
BeautiControl	18.6	15.2	36.6	31.1

Total net sales	$286.1	$285.4	$538.0	$549.1

Operating profit:
Europe (a)	$36.7	$19.0	$53.6	$45.0
Asia Pacific	8.0	9.5	11.2	13.8
Latin America	4.9	9.1	7.6	12.9
North America	10.4	8.1	14.0	9.9
BeautiControl	1.9	1.6	3.5	2.0

Total operating profit	61.9	47.3	89.9	83.6
Unallocated expenses	(4.1)	(6.6)	(7.6)	(12.4)
Gain on sale of property (b)	5.1	—	5.8	—
Re-engineering and impairment charge	(16.3)	(0.5)	(17.7)	(1.5)
Interest expense, net	(5.7)	(4.9)	(10.4)	(11.6)

Income before income taxes	$40.9	$35.3	$60.0	$58.1

______________

(a)	In both the second quarter and year-to-date 2002, includes $21.9 million gain on the sale of the Spanish manufacturing facility and $0.8 million of costs related to write-downs of accounts receivable and inventory arising from the decision to restructure the Company’s United Kingdom operations.
(b)	Includes gains of $4.4 million and $0.7 million related to the sale of the Company’s convention center and property for development, respectively, near the Company’s Orlando, Florida headquarters site in the second quarter and year to date 2002. Additionally, the 2002 year-to-date amount includes $0.7 million received as compensation for land to be used for a road adjacent to the Company’s Orlando, Florida headquarters site.

Note 7: Accounting for Derivative Instruments and Hedging Activities

The Company markets its products in over 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge its exposure and manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as either a fair value hedge, cash flow hedge, net equity hedge or speculative hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company enters into interest rate swaps to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and records the impact as a component of interest expense. In addition, the Company has entered into an interest rate swap agreement that effectively converts Japanese yen floating interest expense into Japanese yen fixed interest expense. Effective July 30, 2002, the Company terminated two of its interest rate swap agreements representing notional amounts of $50 million and $75 million and generating gains of approximately $2.3 million and $3.4 million, respectively. These gains will be recognized over the remaining lives of the related debt, approximately 4 years and 9 years, respectively. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in interest expense and other expense for both the second quarter and year-to-date periods were immaterial.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. Approximately $1.1 million was recorded in foreign exchange loss as a component of other expense in the second quarter and year-to-date periods of 2002. The ineffective portion of the gain or loss on the hedging instrument is recorded in other expense. As of June 29, 2002 and for the second quarter and year-to-date periods ended June 29, 2002, the amount recorded in other comprehensive income was $5.4 million after tax. Based on exchange rates at the end of the second quarter of 2002, approximately $3.5 million of this loss would be a component of net income in the remainder of 2002. The balance would be a component of net income in the first half of 2003. The ineffective portion in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the second quarter of 2002 and the year-to-date period ended June 29, 2002, the Company recorded net losses associated with these hedges of $3.3 million and $2.4 million, respectively, in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 8: Revolving Line of Credit

On April 30, 2002, the Company entered into a new $250 million revolving line of credit. Of the $250 million, $100 million expires on April 28, 2003 and the remaining $150 million expires on April 29, 2005. This credit facility replaced the Company’s previous $300 million unsecured multicurrency credit facility that was due to expire on August 8, 2002 and was terminated as part of the implementation of the new agreement. This agreement requires the Company to meet certain financial covenants that are not materially different from those in the prior multicurrency credit facility. The new agreement does, however, subject the Company to a net worth test that could restrict the Company’s ability to pay dividends if consolidated net worth is insufficient to meet the requirements of this test. At the end of the second quarter 2002, the requirement was $93.9 million. The Company’s consolidated net worth at the end of the second quarter was $156.4 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses.

Note 9: Investments

To better manage the impact of foreign currency exposure on the Company’s net income, in the second quarter of 2002, the Company began a program to hedge, for the following twelve months, its foreign income related to the euro, Japanese yen, Korean won, and Mexican peso. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities. The securities purchased are classified as available-for-sale with gains or losses on these securities recorded as a component of other comprehensive income until maturity or sale, at which time any accumulated gains or losses are recorded as a component of net income. These investment securities have maturities of less than three months and are recorded as a cash equivalent. At June 29, 2002, the Company had no such investments outstanding. During the second quarter of 2002, the Company sold available-for-sale securities and generated $35.1 million of proceeds and gross realized losses of $1.1 million based upon specific identification.

Note 10: New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which superseded Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company is no longer amortizing goodwill, but will evaluate it for impairment at least annually. The transition impairment review has been completed and no impairment charge was necessary. The goodwill recorded on the Company’s balance sheet at June 29, 2002 was largely included in the BeautiControl segment with smaller amounts included in the Latin America and Asia Pacific segments as they relate to international operations. The Company expects a modest ongoing benefit from the elimination of goodwill amortization. The Company has no other intangible assets impacted by this statement. Goodwill amortization totaled $0.4 million in the second quarter of 2001 and $0.7 million in the year-to-date period ended June 30, 2001. Exclusive of this item, net income in the second quarter of 2001 would have been $28.0 million and basic and diluted earnings per share would have been $0.48. Net income in the year-to-date period ended June 30, 2001 would have been $46.3 million and basic and diluted earnings per share would have been $0.80 and $0.79, respectively.

Note 10: New Pronouncements (continued)

The Board also issued, in August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company adopted this pronouncement in the first quarter of 2002, with no material impact.

In February 2002, the Emerging Issues Task Force issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”. The pronouncement requires that cash consideration, including sales incentives, given by a vendor to a customer be presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company adopted this pronouncement in the first quarter of 2002, with no material impact.

In July 2002, the Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities”, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. This standard will impact the timing of recognition of any re-engineering or similar types of costs related to actions begun after adoption of this standard. The Company intends to adopt this standard in fiscal 2003.

On August 6, 2002, the Company announced that it would adopt the fair-value-based method of expensing stock options under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective with fiscal year 2003. This change is expected to have a minimal impact on 2003 net income and grow to an annual impact of five to six cents per share over three years as the cost is phased in over the vesting period.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 29, 2002 compared with the same periods ended June 30, 2001, and changes in financial condition during the 26 weeks ended June 29, 2002.

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

Net Sales

Net sales for the second quarter ended June 29, 2002 were $286.1 million, a slight increase of $0.7 million, from $285.4 million in 2001. Excluding the $3.7 million positive impact of foreign exchange, net sales decreased 1 percent from the second quarter of 2001. Strong improvement in the United States and BeautiControl, in addition to slight increases in Asia Pacific and Europe, was partially offset by a significant decline in Latin America. The increases in Asia Pacific and Europe were currency driven as Europe declined 4 percent in local currency and Asia Pacific was flat. For the year-to-date periods, net sales declined 2 percent, 1 percent in local currency, to $538.0 million from $549.1 million. Substantial improvement in North America and BeautiControl was offset by a slight decline in Europe and a modest decline in Asia Pacific. Additionally, Latin America was down significantly for the year-to-date period.

Re-engineering Costs

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Total costs incurred by line item were as follows:

	13 Weeks Ended		26 Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Re-engineering and impairment charge	$16.3	$0.5	$17.7	$1.5
Cost of products sold	0.2	—	0.2	—
Delivery, sales and administrative expense	1.4	1.7	1.4	2.3
Other income	(26.3)	—	(26.3)	—

Total pretax re-engineering (income) costs	$(8.4)	$2.2	$(7.0)	$3.8

Total after-tax re-engineering (income) costs	$(6.2)	$1.7	$(5.0)	$3.0

Per share re-engineering (income) costs	$(0.10)	$0.03	$(0.08)	$0.06

Re-engineering Costs (continued)

The re-engineering and impairment charge line item was primarily made up of severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional clusters. Also included was severance and impairment costs related to the downsizing of Japanese marketing and manufacturing operations. A smaller downsizing of operations in Mexico has also been included in this line. The severance charges in the current year are related to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 re-engineering and impairment charge related primarily to other costs related to the Japanese manufacturing operation and the consolidation of BeautiControl distribution. The re-engineering and impairment line for 2001 related primarily to severance payments for approximately 150 employees whose positions were eliminated in connection with the implementation of an importer model in Latin America. The Company expects to sell one of its Japanese manufacturing/distribution facilities in the next one to three years. The cost of products sold amount represented an inventory write down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory is primarily related to items that will no longer be saleable following restructure due to a change in product line focus and distributor realignment. Delivery, sales and administrative expense included a write down of accounts receivable in connection with the United Kingdom restructure as well as a write down of accounts receivable related to the sale of the Company’s Taiwan operation to an independent importer in 2002, primarily relating to amounts due from closed distributors. In 2001, this line was primarily comprised of internal and external consulting costs associated with executing the re-engineering projects and other cost savings initiatives. The other income related to gains recognized on the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program.

Pretax re-engineering costs incurred net of gains realized on property sales in 1999 to date totaled $72 million. The annual benefit of the actions when they are fully implemented is expected to be approximately $40 to $50 million. All actions are expected to be fully implemented by the end of the first quarter of 2003. Total costs of the program are expected to be $60 to $65 million, which is net of the gains realized on the sale of the Company’s former Spanish manufacturing facility and convention center noted above as well as the expected gain on the sale of the excess Japanese manufacturing facility. There are no further significant costs related to this program expected to be recorded although the Company will continue to evaluate cost-saving opportunities going forward.

Costs and Expenses

Cost of products sold as a percentage of sales was 33.1 percent and 32.9 percent for the second quarter of 2002 and 2001, respectively. For the year-to-date period, the cost of products sold as a percentage of sales declined to 32.4 percent in 2002 from 33.2 percent in 2001. In the second quarter and year-to-date periods, the margin was negatively impacted by a decline in Latin America that was primarily due to pricing and discounting in Mexico. This decline was partially offset by an increase in Europe due to favorable raw material prices and the settlement of an insurance claim for damaged inventory related to a minor equipment failure, approximately $1.3 million in the quarter and $2.2 million for the year-to-date. A slight increase in the North American margin for the year-to-date also partially offset the Latin American decline.

Delivery, sales and administrative expense increased slightly as a percentage of sales to 54.2 percent for the second quarter of 2002, compared with 52.8 percent in 2001, due to promotional spending by BeautiControl, Europe and Asia Pacific for recruiting efforts as well as increased costs for information technology in Europe for the consolidation of data centers as part of the re-engineering program. Offsetting these increases was a reduction in corporate expenses due to reductions in estimated incentive payments and the elimination of BeautiControl Mexico market entry costs that were recorded in corporate expenses in the prior year as the methodology for international market entry of the BeautiControl brand was developed. For the first six months of the year, the percentage of delivery, sales and administrative expense increased to 56.2 percent from 53.8 percent, primarily due to reasons mentioned above. Also offsetting the increases was the elimination of goodwill amortization generated from the BeautiControl acquisition as a result of the adoption of SFAS 142.

Net Interest Expense

In the second quarter and first six months of 2002, the Company incurred net interest expense of $5.7 million and $10.4 million, respectively. For the comparable 2001 periods, the Company incurred net interest expense of $4.9 million and $11.6 million, respectively. The increase in the second quarter of 2002 was primarily due to increased interest on hedging transactions as the Company began a program to hedge local currency income in the second quarter of 2002. For the year-to-date period, the decline was due to lower interest rates in the first quarter on the Company’s outstanding debt. During the first half of the year, the Company carried approximately 65 percent of its debt at variable interest rates, based either on its stated terms or through interest rate swap agreements, and benefited from lower short term interest rates, particularly earlier in the year. Effective July 30, 2002, the Company terminated two of its interest rate swap agreements representing notional amounts of $50 million and $75 million and generating gains of approximately $2.3 million and $3.4 million, respectively. These gains will be recognized as a reduction of net interest expense over the remaining lives of the related debt, approximately 4 years and 9 years, respectively.

Tax Rate

The effective tax rate was 21.8 percent and 20.7 percent for the second quarter and year-to-date periods of 2002, respectively. The change from the quarter to the year to date reflects the impact of gains recognized related to asset sales during the second quarter which contributed to a change in the mix of pretax income generated with more income in higher tax jurisdictions. Also contributing to the increase was the impact of re-engineering and impairment charges in certain tax jurisdictions for which no related tax benefit is currently available. Excluding the impact of the land sales discussed below, and re-engineering and impairment charges, the effective tax rate was 20.1 percent for the second quarter and 19.5 percent for the year-to-date period. The effective tax rate was 21.5 percent in both comparable 2001 periods. These effective tax rates were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

As a result of the pretax gains recognized on asset sales totaling approximately $27.0 million during the quarter, net income increased 16 percent to $32.0 million, or $0.54 per share, compared with $27.7 million, or $0.47 per share, in the prior year. In addition to the sales of the Company’s former Spanish manufacturing facility and convention center, generating pretax gains of $21.9 million and $4.4 million, respectively, the Company also sold land for development near its Orlando, Florida headquarters site and recognized a gain of approximately $0.7 million in the second quarter of 2002. Partially offsetting these gains were pretax re-engineering and impairment charges totaling $16.3 million. Net income for the six-month period increased 4 percent to $47.6 million, or $0.81 per share, compared with $45.6 million, or $0.77 per share, in 2001.

Excluding the impact of asset sales and re-engineering costs for both periods, net income for the second quarter 2002 decreased 14 percent to $25.4 million, or $0.43 per share, compared with $29.4 million, or $0.50 per share. For the six-month period, excluding the impacts of asset sales and re-engineering costs for both periods, net income decreased 14 percent to $41.6 million, or $0.71 per share, compared with $48.6 million, or $0.83 per share. The decrease in both periods was driven by declines in the Company’s international operations which were partially offset by significant increases in the North American and BeautiControl segments as well as a decline in corporate expenses.

Net Income (continued)

In the second quarter of 2002 and 2001, international operations generated 70 percent and 73 percent of sales, respectively, and 81 percent of operating profit in both years. For the year-to-date periods in 2002 and 2001, international operations generated 69 percent and 74 percent of sales, respectively, and 80 percent and 87 percent of the operating profit, respectively.

Segment Results (dollars in millions)

Europe

			Increase (decrease)		Restated* (decrease)	Positive foreign exchange	Percent of total
	2002	2001	Dollar	Percent	increase	impact	2002	2001

Second Qtr
Net sales	$99.7	$97.4	$2.3	2%	(4)%	$6.5	35%	34%
Operating Profit	36.7	19.0	17.7	93	71	2.5	59	41

Year-to-Date
Net sales	$199.5	$204.3	$(4.8)	(2)%	(3)%	$1.9	37%	37%
Operating profit	53.6	45.0	8.6	19	15	1.7	60	54

______________

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

The modest second quarter sales decline in local currency was primarily due to a reduction in Germany. A strengthening euro during the quarter offset this decline and led to a slight U.S. dollar sales increase. Exclusive of the German decline, the rest of the segment improved 3 percent over the same period a year ago. Overall, decreased volume offset an improved product mix. A difficult consumer-spending environment continues to challenge operations in the segment. The Company is responding to this challenge with increased promotional investments to maintain market share and keep the salesforce active. During the quarter, the total salesforce was up 6 percent and the active salesforce was up 7 percent. For the year-to-date period, sales declined slightly, both in local currency and U.S. dollars. As with the quarter, the German market was responsible for the sales decline in the segment as a volume decline was only partially offset by a better product mix. Average active sellers for the year-to-date period were down slightly.

The operating profit increase for both the second quarter and year-to-date period was due to a gain on the sale of the Company’s former Spanish manufacturing facility of $21.9 million. This facility was closed in 1999 as part of the re-engineering program. Excluding this gain and the impact of exchange rates, European operating profit declined 27 percent for the quarter and 30 percent for the year to date. These declines were due in large part to the continuation of higher promotional expenses noted above which offset an increase in the gross margin rate for both the quarter and year to date, partially due to an insurance recovery for damaged inventory due to a minor equipment failure for approximately $1.3 million in the second quarter of 2002 and $2.2 million in the year-to-date. Continued higher spending on promotions is expected to continue through the third and fourth quarters but at moderating levels.

Asia Pacific

			Increase (decrease)		Restated*	Positive (negative) foreign exchange	Percent of total
	2002	2001	Dollar	Percent	decrease	impact	2002	2001

Second Qtr
Net sales	$56.0	$54.5	$1.5	3%	—%	$1.4	20%	19%
Operating profit	8.0	9.5	(1.5)	(16)	(21)	0.6	13	20

Year-to-Date
Net sales	$97.4	$101.7	$(4.3)	(4)%	(3)%	$(1.4)	18%	18%
Operating profit	11.2	13.8	(2.6)	(19)	(20)	0.3	12	17

______________

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

Second quarter local currency sales were flat with last year, which represented sequential improvement compared with the first quarter. The results reflected strong improvement in Australia, India and Indonesia offset by declines in two of the Company’s large markets within the segment – Korea and the Philippines. Japan, the segment’s largest market, was down slightly for the quarter but showed improving trends late in the quarter. The declines in the Philippines and Korea were primarily volume driven. Year-to-date results largely mirrored those for the second quarter.

Operating profit for both the second quarter and year-to-date periods was down significantly as investments in marketing programs continued, especially in the larger markets. These investments have resulted in a 7 percent growth in the total sales force. Although the average active salesforce for the second quarter was down modestly, it was about flat for the year to date. Based upon current trends, sequential improvement in sales and profit is expected for the second half of the year.

The foreign exchange impact for the second quarter sales and operating profit and year-to-date operating profit was due primarily to a strengthening of the Indonesian rupiah and the year-to-date sales impact was due to the weakening of the Japanese yen earlier in the year.

Latin America

			Decrease			Restated*	(Negative) positive foreign exchange	Percent of total
	2002	2001	Dollar	Percent		decrease	impact	2002	2001

Second Qtr
Net sales	$39.1	$51.6	$(12.5)	(24	) %	(18)%	$(4.2)	14%	18%
Operating profit	4.9	9.1	(4.2)	(46)		(42)	(0.8)	8	19

Year-to-Date
Net sales	$73.6	$93.0	$(19.4)	(21	) %	(17)%	$(4.3)	14%	17%
Operating profit	7.6	12.9	(5.3)	(41)		(42)	0.2	8	15

______________

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

For both the quarter and year-to-date periods, sales declines were reported in all markets within the segment. Contributing to these declines was the change to the importer model for several markets in the segment as a part of the re-engineering program. This change results in sales being recorded at a lower amount while also shifting some promotional and other costs to the importer resulting in no material impact on profit due to the change. More significantly, Mexican sales were down in high single digit percentages for both the quarter and the year-to-date. However, June sales in Mexico were even with the prior year indicating improvement as the programs put in place to drive sales force activity were having a positive impact.

The declines in operating profit for both the quarter and year-to-date periods were primarily due to the sales declines and BeautiControl start up costs in Mexico for both periods. In 2001, BeautiControl development costs of approximately $0.7 million and $1.3 million in the second quarter and year-to-date periods, respectively, were classified as corporate expenses as a model for international expansion was being developed. Once developed, this model provided valuable knowledge to more efficiently and effectively expand the product line into other international markets. Partially offsetting these impacts were improvements in Brazil, Chile, Argentina and segment administration from cost savings resulting from the implementation of re-engineering actions previously taken.

The foreign exchange impacts for the quarter were primarily due to the weakening Mexican peso. For the year-to-date period, the foreign exchange impact on sales was due to the weakening of the Argentinean peso, Brazilian real and Venezuelan bolivar.

North America

			Increase		Restated*	Negative foreign exchange	Percent of total
	2002	2001	Dollar	Percent	increase	impact	2002	2001

Second Qtr
Net sales	$72.7	$66.7	$6.0	9%	9%	$—	25%	23%
Operating profit	10.4	8.1	2.3	29	29	—	17	17

Year-to-Date
Net sales	$130.9	$119.0	$11.9	10%	10%	$(0.1)	24%	22%
Operating profit	14.0	9.9	4.1	42	41	—	16	12

______________

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

The sales increases for both the quarter and the year-to-date were driven by strong increases in the United States; Canada was down modestly. U.S. sales were up 12 percent, including the benefit of a change in the business model to sell directly to the consumer and compensate the distributor with a commission on the sale. This results in a slightly higher sales price that is offset by higher operating expenses with no significant profit impact. This change provided an approximately 5 percentage point increase in sales in both the quarter and year-to-date. Currently, approximately 40 percent of U.S. distributors are on the new model and as more are included, the impact will increase. The transition is expected to be completed by the end of 2003.

The sales increase reflected strength in the core party plan business and integrated direct access (IDA) channels which are a convergence of the core party plan business with retail access points, the Internet and television sales. IDA contributed 6 percent of U.S. sales in the second quarter, primarily from retail access points and the Internet, and 8 percent for the year-to-date period compared with 4 percent in both of the comparable 2001 periods. In addition to the IDA activity, the Company pursues business-to-business sales which are to partners who pack their products in Tupperware containers, along with “bounce back” offers to promote hosting and attending Tupperware parties, and sell the combined package at retail stores. Sales from the business-to-business channel are based on reaching agreements with business partners and their product needs. There were no business-to-business sales in the second quarter of 2002 and $1.6 million in the year-to-date period. These results compare with $1.2 million and $6.1 million in the same periods, respectively, last year. The core party plan is benefiting from increases in the total sales force and active sales forces.

The substantial increase in operating profit for both the quarter and year-to-date was due to the increased sales volume and a favorable mix as well as reduced expenses. The expense reductions came primarily from reduced promotional expenses as a result of more targeted promotional efforts.

BeautiControl

			Increase		Restated*	Foreign exchange	Percent of total
	2002	2001	Dollar	Percent	increase	impact	2002	2001

Second Qtr
Net sales	$18.6	$15.2	$3.4	22%	22%	$—	6%	6%
Operating profit	1.9	1.6	0.3	21	20	—	3	3

Year-to-Date
Net sales	$36.6	$31.1	$5.5	17%	18%	$—	7%	6%
Operating profit	3.5	2.0	1.5	75	74	—	4	2

______________

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

Beginning with the first quarter of 2002, the operations of BeautiControl outside of North America have been included in the results of the geographic segment in which they operate. Applicable prior year amounts have been restated to reflect this change.

BeautiControl North America sales increased significantly for both the quarter and year-to-date periods. The increases are primarily a result of the strong sales force leadership development and merchandising programs implemented last year. These programs provided the basis for improved sales force productivity as well as a larger total sales force which increased 13 percent over the prior year. Profits for the same periods were also up significantly, reflecting the increased sales, an improved cost structure from the implementation of re-engineering actions and the cessation of goodwill amortization.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $73.4 million as of June 29, 2002, compared with $13.8 million as of the end of 2001. This increase was primarily driven by reduced net short-term borrowings and the current portion of long-term debt and accounts payable. Partially offsetting these amounts was a higher inventory balance. The lower accounts payable balance reflected the timing of payments. The reduction of short-term borrowings reflected an overall lower debt level as compared with the end of 2001 as well as the Company’s classification of a portion of its outstanding borrowings that are due within one year by their terms as non-current as of June 29, 2002. There was no reclassification at the end of 2001 based on the scheduled expiration of the Company’s prior multicurrency credit facility on August 8, 2002 and the resulting lack of a committed ability to refinance current debt. As a result, all outstanding borrowings due within one year by their terms at the end of 2001 were classified as current. The higher inventory was primarily related to Europe and resulted from sales being less than forecast. The Company continues to take steps to improve forecasting and streamline the business through the implementation of re-engineering actions such as consolidating marketing and promotional functions.

Financial Condition (continued)

As of June 29, 2002, the Company had $171.1 million available under its unsecured revolving line of credit. This line of credit agreement was entered into effective April 30, 2002 and replaces the Company’s former unsecured multicurrency credit facility which was scheduled to expire August 8, 2002. The new agreement totals $250 million, of which $100 million expires on April 28, 2003 and the remaining $150 million expires on April 29, 2005. This agreement requires the Company to meet certain financial covenants that are not materially different from those in the prior multicurrency agreement. The new agreement does, however, subject the Company to a net worth test that could restrict the Company’s ability to pay dividends if consolidated net worth is insufficient to meet the requirements of this test. At the end of the second quarter 2002, the requirement was $93.9 million. The Company’s consolidated net worth at the end of the second quarter was $156.4 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. In addition to the revolving line of credit, the Company had approximately $173 million available under other uncommitted lines of credit as of June 29, 2002. These borrowing facilities and cash generated by operating activities are expected to be adequate to finance any additional working capital needs and capital expenditures.

The Company’s major markets for its products are France, Germany, Japan, Korea, Mexico and the United States. A significant downturn in the economies of these markets would adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The Company sells commercial paper under both domestic and euro programs to satisfy most of its short-term financing needs. These programs were backed by the Company’s prior multicurrency credit facility and are now backed by the Company’s new revolving line of credit. The Company’s current credit rating for commercial paper is A2/P2, which puts the Company in a market for the sale of commercial paper that is less active than those corresponding to higher credit ratings. Additionally, a downgrade of this rating would effectively eliminate the Company’s ability to sell commercial paper. On July 31, 2002, Standard & Poor’s, one of the Company’s debt rating agencies, revised its outlook on the Company from stable to negative. At the same time, the Company’s debt ratings, including its A2 short-term corporate credit and commercial paper rating, were affirmed. In the event a downgrade did occur, the Company would be able to draw on the committed revolving line of credit and possibly the uncommitted lines of credit.

Operating Activities. Net cash provided by operating activities for the first six months of 2002 was $23.5 million compared with $28.2 million in the comparable 2001 period. The difference between the periods was primarily due to a significant improvement in accounts receivable as well as a lower decrease in accounts payable and accrued liabilities. These improvements were offset by a larger increase in inventory.

Investing Activities. During the six-month periods of 2002 and 2001, the Company spent $18.4 million and $24.5 million for capital expenditures, primarily for new molds and information technology investments in connection with the re-engineering program. The capital spending was lower in the first half of 2002 compared with the first half of 2001 due to the inclusion in 2001 of costs related to the development of the European data center. Full year 2002 capital expenditures are expected to be $45 to $50 million. Offsetting this spending in 2002 was $38.8 million of proceeds related to the sale of certain property, plant and equipment. Assets

Financial Condition (continued)

disposed of include the Company’s former manufacturing facility in Spain and the Company’s convention center property on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the Company’s re-engineering actions. Also included was compensation received for land to be used for a road adjacent to the Company’s headquarters site as well as a parcel of property near the Company’s headquarters site that was sold for development. The Company is developing approximately 470 acres of commercial land and expects to realize total proceeds of $80 to $90 million over the next three to five years.

Financing Activities. Dividends paid to shareholders were $25.6 million and $25.5 million for the first six months of 2002 and 2001, respectively.

New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company is no longer amortizing its goodwill, but will evaluate it for impairment at least annually. The transition impairment review has been completed and no impairment charge was necessary. The Company expects a modest ongoing benefit from the elimination of goodwill amortization. The Company has no other intangible assets impacted by this statement. Goodwill amortization totaled $0.4 million in the second quarter and $0.7 million for year-to-date periods of 2001. Exclusive of this item, net income would have been $28.0 million, or $0.48 per diluted share, and $46.3 million, or $0.79 per diluted share, for the second quarter and year-to-date periods of 2001, respectively.

The Board also issued, in August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement, which is effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company adopted this pronouncement in the first quarter of 2002, with no material impact.

In February 2002, the Emerging Issues Task Force issued EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products)”. The pronouncement requires that cash consideration, including sales incentives, given by a vendor to a customer be presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, characterized as a reduction of revenue when recognized in the vendor’s income statement. The Company adopted this pronouncement in the first quarter of 2002 with no material impact.

New Pronouncements (Continued)

In July 2002, the Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities”, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. This standard will impact the timing of recognition of any re-engineering or similar types of costs related to actions begun after adoption of this standard. The Company intends to adopt this standard in fiscal 2003.

On August 6, 2002, the Company announced that it would adopt the fair-value-based method of expensing stock options under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective with fiscal year 2003. This change is expected to have a minimal impact on 2003 net income and grow to an annual impact of five to six cents per share over three years as the cost is phased in over the vesting period.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and interest rate swaps. Under its present policy, the Company has set a target of having approximately half of its borrowings with fixed interest rates. If short-term interest rates were 10 percent higher, the Company’s interest expense for the second quarter and year-to-date periods would have increased $0.1 million and $0.2 million, respectively. If short-term interest rates were 10 percent lower, the Company’s interest expense would have been approximately $0.1 million and $0.2 million lower for the same periods. The above calculations are based upon the Company’s debt mix after closing the two swaps discussed in the net interest expense section earlier.

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

Although this currency risk is partially mitigated by the natural hedge arising from the Company locating most of its manufacturing operations in local markets, a strengthening U.S. dollar generally has a negative impact on the Company’s financial results. In response to this fact, Tupperware uses financial instruments, such as cross-currency interest rate swaps, forward contracts and local currency borrowings to hedge its exposure to certain foreign currency risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with forward contracts and currency options certain other exposures to various currencies arising from non-permanent intercompany loans and forecasted purchase commitments. Beginning in the second quarter of 2002, the Company also began a program to hedge, for

Market Risk (continued)

the following twelve months, its foreign income related to the euro, Japanese yen, Korean won and Mexican peso. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities which are recorded as a cash equivalent. As of June 29, 2002, there were no U.S. dollar denominated securities outstanding. In the second quarter, the Company recorded losses of $1.1 million in income related to these hedges. Also in the second quarter, approximately $5.4 million of additional losses were recorded in comprehensive income, which will be adjusted as exchange rates fluctuate and recorded as a component of income when the related hedged securities mature. Based upon exchange rates at the end of the second quarter of 2002, approximately $3.5 million of this loss would be a component of net income in the remainder of 2002. The balance would be a component of net income in the first half of 2003.

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

The 2002 annual meeting of shareholders of the Registrant occurred on May 15, 2002. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Clifford J. Grum, Betsy D. Holden, and Angel R. Martinez; the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant; the approval of the Tupperware Corporation 2002 Incentive Plan; and the approval to amend the Tupperware Corporation Director Stock Plan.

Matter Voted	Votes For	Votes Against/ Withheld*	Abstained

Election of Clifford J. Grum	50,814,880	863,344	—
Election of Betsy D. Holden	51,286,284	391,940	—
Election of Angel R. Martinez	51,286,061	392,163	—
Approval of PricewaterhouseCoopers LLP	49,812,458	1,630,273	235,493
Approval of Tupperware Corporation 2002 Incentive Plan	43,990,798	7,251,928	435,498
Approval to Amend Tupperware Corporation Director Stock Plan	45,655,471	5,530,328	492,425

______________

*	Numbers shown for Director elections are votes withheld. For approval of PricewaterhouseCoopers LLP, 2002 Incentive Plan and Director Stock Plan, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Rita Bornstein, E.V. Goings, Joe R. Lee, Bob Marbut, David R. Parker, Joyce M. Roche and M. Anne Szostak.

Item 6.	Exhibits and Reports on Form 8-K

            (a)   Exhibits

(99.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(99.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

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

August 13, 2002