Form 10-Q
period 2002-09-28
TUPPERWARE CORP
filed 2002-11-12
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 8, 2002, 58,330,370 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Signatures	29

Certifications	30

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

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	13 Weeks Ended

	September 28, 2002	September 29, 2001

	(In millions, except per share amounts)
Sales and other income:
Net sales	$244.3	$238.6
Other income	3.6	0.3
Interest income	0.6	0.6

Total sales and other income	248.5	239.5

Costs and expenses:
Cost of products sold	82.8	82.0
Delivery, sales and administrative expense	148.6	147.6
Interest expense	6.1	6.3
Re-engineering and impairment charge	—	15.8
Other expense	1.0	0.6

Total costs and expenses	238.5	252.3

Income (loss) before income taxes	10.0	(12.8)
Provision for (benefit from) income taxes	2.0	(0.2)

Net income (loss)	$8.0	$(12.6)

Net income (loss) per common share:
Basic	$0.14	$(0.21)

Diluted	$0.14	$(0.21)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	39 Weeks Ended

	September 28, 2002	September 29, 2001

	(In millions, except per share amounts)
Sales and other income:
Net sales	$782.3	$787.7
Other income	31.3	0.6
Interest income	1.7	2.2

Total sales and other income	815.3	790.5

Costs and expenses:
Cost of products sold	257.3	264.1
Delivery, sales and administrative expense	451.0	442.8
Interest expense	17.6	19.5
Re-engineering and impairment charge	17.7	17.3
Other expense	1.7	1.5

Total costs and expenses	745.3	745.2

Income before income taxes	70.0	45.3
Provision for income taxes	14.4	12.3

Net income	$55.6	$33.0

Net income per common share:
Basic	$0.96	$0.58

Diluted	$0.95	$0.56

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	September 28, 2002	December 29, 2001

	(In millions)

Cash and cash equivalents	$17.5	$18.4

Accounts receivable	158.9	164.8
Less allowances for doubtful accounts	(30.8)	(31.5)

	128.1	133.3

Inventories	151.5	132.2
Deferred income tax benefits, net	41.5	43.8
Prepaid expenses	19.1	14.1
Other current assets	16.6	24.3

Total current assets	374.3	366.1

Deferred income tax benefits, net	128.4	133.6

Property, plant and equipment	974.0	948.7
Less accumulated depreciation	(752.7)	(720.2)

	221.3	228.5

Long-term receivables, net of allowances of $12.4 million at September 28, 2002 and $13.2 million at December 29, 2001	40.1	31.3
Goodwill, net of accumulated amortization of $1.6 million at September 28, 2002 and December 29, 2001	56.2	56.2
Other assets, net	30.9	30.0

Total assets	$851.2	$845.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Unaudited)

	September 28, 2002	December 29, 2001

	(Dollars in millions, except per share amounts)

Accounts payable	$58.5	$96.5
Short-term borrowings and current portion of long-term debt	80.5	91.6
Accrued liabilities	176.0	164.2

Total current liabilities	315.0	352.3

Long-term debt	294.0	276.1
Accrued post-retirement benefit cost	36.3	36.4
Other liabilities	59.3	54.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 Shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 Shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	22.0	22.0
Subscriptions receivable	(21.3)	(22.5)
Retained earnings	513.7	501.0
Treasury stock, 4,059,097 shares at September 28, 2002, and 4,232,710 shares at December 29, 2001, at cost	(111.8)	(117.1)
Unearned portion of restricted stock issued for future service	(0.2)	(0.2)
Accumulated other comprehensive loss	(256.4)	(257.2)

Total shareholders’ equity	146.6	126.6

Total liabilities and shareholders’ equity	$851.2	$845.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 Weeks Ended

	September 28, 2002	September 29, 2001

	(In millions)
Operating Activities:
Net income	$55.6	$33.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.6	36.4
(Gain) loss on sale of assets	(31.1)	0.4
Non-cash impact of re-engineering and impairment charge	1.3	11.7
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3.4	(19.1)
Increase in inventories	(14.6)	(8.4)
Decrease in accounts payable and accrued liabilities	(25.6)	(29.9)
Decrease in income taxes payable	(6.9)	(3.3)
Decrease (increase) in net deferred income taxes	4.3	(2.5)
Other, net	0.7	(16.3)

Net cash provided by operating activities	22.7	2.0

Investing Activities:
Capital expenditures	(31.7)	(38.6)
Proceeds from disposal of property, plant and equipment	39.2	—

Net cash provided by (used in) investing activities	7.5	(38.6)

Financing Activities:
Dividend payments to shareholders	(38.4)	(38.3)
Proceeds from exercise of stock options	4.2	3.4
Proceeds from private placement debt issuance	—	148.8
Net increase (decrease) in short-term debt	1.4	(85.7)

Net cash (used in) provided by financing activities	(32.8)	28.2

Effect of exchange rate changes on cash and cash equivalents	1.7	(1.2)

Net decrease in cash and cash equivalents	(0.9)	(9.6)

Cash and cash equivalents at beginning of year	18.4	32.6

Cash and cash equivalents at end of period	$17.5	$23.0

Supplemental Disclosure:
Treasury shares sold for notes receivable	$—	$1.3

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

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	September 28, 2002	December 29, 2001

Finished goods	$81.4	$65.7
Work in process	20.8	21.7
Raw materials and supplies	49.3	44.8

Total inventories	$151.5	$132.2

Note 3: Net Income (Loss) Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options and restricted stock. The common stock elements of the earnings per share computations are as follows:

Note 3: Net Income (Loss) Per Common Share (continued)

	13 Weeks Ended		39 Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Weighted average number of shares used in the basic earnings per share computation	58.3	58.0	58.2	57.9

Differences in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.2	—	0.6	0.6

Potential common stock excluded in diluted earnings per share because inclusion would have been anti-dilutive	8.1	9.6	4.6	4.7

Note 4: Comprehensive Income (Loss)

In addition to net income (loss), comprehensive income (loss) includes certain amounts recorded directly in equity. The components of comprehensive income (loss), net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net income (loss)	$8.0	$(12.6)	$55.6	$33.0
Foreign currency translation adjustments	(5.7)	3.5	7.2	(11.2)
Foreign income hedge gain (loss), net of tax provision (benefit) of $0.6 and $(2.8) for the third quarter and year-to-date periods, respectively, of 2002	1.0		(4.4)
Net equity hedge gain (loss), net of tax provision (benefit) of $0.2 and $(3.2) million for the third quarter 2002 and 2001, respectively, and $(1.3) and $(0.6) million for the comparable year-to-date periods	0.4	(5.1)	(2.0)	(1.0)

Comprehensive income (loss)	$3.7	$(14.2)	$56.4	$20.8

Accumulated other comprehensive loss is comprised of foreign currency translation adjustments and hedge activity as disclosed in Note 7, “Accounting for Derivative Instruments and Hedging Activities”.

Note 5: Re-engineering Program

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Costs incurred by line item were as follows:

	13 Weeks Ended		39 Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Re-engineering and impairment charge	$—	$15.8	$17.7	$17.3
Cost of products sold	—	3.0	0.2	3.0
Delivery, sales and administrative expense	—	3.2	1.4	5.5
Other income	—	—	(26.3)	—

Total pretax re-engineering costs (income)	$—	$22.0	$(7.0)	$25.8

The re-engineering and impairment charge line item for the 2002 year-to-date period was primarily made up of severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional areas. Also included were severance and impairment costs related to the downsizing of Japanese marketing and manufacturing operations. A smaller downsizing of operations in Mexico has also been included. Total impairment write-downs recorded were $1.2 million in the year-to-date period of 2002 and are based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows. Severance charges, totaling $13.7 million for the nine-month period of 2002, relate to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 reengineering and impairment charge related primarily to other costs related to the downsizing of the Japanese manufacturing operation and the consolidation of BeautiControl distribution. In 2001, severance charges, totaling $3.6 million and $4.3 million for the third quarter and nine-month periods, respectively, related to approximately 150 employees in Latin America in connection with the importer model implementation and approximately 20 employees in Corporate headquarters. Total impairment write-downs recorded were $11.7 million in the third quarter and year-to-date periods of 2001 associated with a decision to reduce the number of data centers and systems in Europe. The cost of products sold amount in 2002 represented an inventory write-down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory is primarily related to items that will no longer be saleable following the restructuring due to changes in product line focus and distributor realignment. In 2001, this line represented an inventory write-down in connection with the decision to restructure the Company’s Brazilian operations. Delivery, sales and administrative expense included a write-down of accounts receivable in connection with the United Kingdom restructure as well as a write-down of accounts receivable related to the sale of the Company’s Taiwan operation to an independent importer in 2002. In 2001, this line included a write-down of accounts receivable in connection with the Brazilian restructure as well as internal and external consulting costs associated with designing and executing the re-engineering projects and other cost savings initiatives. The other income related to gains recognized on the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program. The Company expects to sell one of its Japanese manufacturing/distribution facilities in the next quarter.

Activity related to the Company’s accruable re-engineering program costs for the nine months ended September 28, 2002 and the year ended December 29, 2001 was as follows (in millions):

	September 28, 2002	December 29, 2001

Beginning of year balance	$6.9	$2.3
Provision	17.7	24.8
Cash expenditures:
Severance	(9.1)	(3.8)
Other	(1.9)	(2.0)
Non-cash write-downs	(1.2)	(14.4)

End of period balance	$12.4	$6.9

The remaining accrual relates primarily to costs of eliminating positions as a result of re-engineering actions and will largely be paid out by the end of next year.

Note 6: Segment Information

The Company manufactures and distributes products primarily through independent direct sales forces: (1) plastic food storage and serving containers, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customer and distribution method. International BeautiControl operations are reported in the applicable geographic segment.

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

	13 Weeks Ended		39 Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Net sales:
Europe	$84.0	$74.8	$283.5	$279.1
Asia Pacific	49.4	50.4	146.8	152.1
Latin America	35.8	42.7	109.4	135.7
North America	56.8	55.6	187.7	174.6
BeautiControl North America	18.3	15.1	54.9	46.2

Total net sales	$244.3	$238.6	$782.3	$787.7

Segment profit (loss):
Europe	$1.8	$6.2	$55.4	$51.2
Asia Pacific	5.6	5.7	16.8	19.5
Latin America	3.5	(1.0)	11.1	11.9
North America	3.2	3.2	17.2	13.1
BeautiControl North America	1.4	(1.7)	4.9	0.3

Total segment profit	15.5	12.4	105.4	96.0

Unallocated expenses	(3.6)	(3.7)	(11.2)	(16.1)
Gain on sale of property	3.6	—	9.4	—
Re-engineering and impairment charge	—	(15.8)	(17.7)	(17.3)
Interest expense, net	(5.5)	(5.7)	(15.9)	(17.3)

Income (loss) before income taxes	$10.0	$12.8)	$70.0	$45.3

Note 7: Accounting for Derivative Instruments and Hedging Activities

The Company markets its products in over 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge its exposure and manage the foreign exchange impact on its financial statements. At its inception, a qualifying derivative financial instrument is designated as either a fair value hedge, cash flow hedge or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company also enters into interest rate swaps to convert fixed-rate US dollar long-term debt to floating-rate US dollar debt and records the impact as a component of interest expense. As of September 28, 2002, there were no active fixed-rate to floating-rate swaps. In addition, the Company has entered into an interest rate swap agreement that effectively converts Japanese yen floating interest expense into Japanese yen fixed interest expense. Effective July 30, 2002, the Company terminated two of its interest rate swap agreements representing notional amounts of $50 million and $75 million and generating gains of approximately $2.3 million and $3.4 million, respectively. These gains will be recognized as a reduction of net interest expense over the remaining lives of the related debt, approximately 4 years and 9 years, respectively. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in other expense for both the third quarter and year-to-date periods were immaterial.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. Approximately $0.7 million and $1.8 million was recorded in foreign exchange loss as a component of other expense in the third quarter and year-to-date periods, respectively, of 2002. The ineffective portion of the gain or loss on the hedging instrument is recorded in other expense. As of September 28, 2002, the balance in other comprehensive income was a $4.4 million loss and for the third quarter and year-to-date periods ended September 28, 2002, the amount recorded was a $1.0 million gain and a $4.4 million loss after tax, respectively. Based on exchange rates at the end of the third quarter of 2002, approximately $3.2 million of this loss would be a component of net income in the remainder of 2002. The balance would be a component of net income in 2003. The ineffective portion in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. The Company recorded net gains associated with these hedges of $0.4 million in the third quarter of 2002 and net losses of $2.0 million in the first nine months of 2002 in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 8: Revolving Line of Credit

On April 30, 2002, the Company entered into a new $250 million revolving line of credit. Of the $250 million, $100 million expires on April 28, 2003 and the remaining $150 million expires on April 29, 2005. This credit facility replaced the Company’s previous $300 million unsecured multicurrency credit facility that was due to expire on August 8, 2002 and was terminated as part of the implementation of the new agreement. This agreement requires the Company to meet certain financial covenants and subjects the Company to a net worth test that could restrict the Company’s ability to pay dividends if consolidated net worth is insufficient to meet the requirements of this test. At the end of the third quarter 2002, the requirement was $100.1 million. The Company’s adjusted consolidated net worth at the end of the third quarter was $147.4 million . The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses.

Note 9: Investments

To better manage the impact of foreign currency exposure on the Company’s net income, in the second quarter of 2002, the Company began a program to hedge, for the following twelve months, its foreign income related to the euro, Japanese yen, Korean won, and Mexican peso. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities. The securities purchased are classified as available-for-sale with gains or losses on these securities recorded as a component of other comprehensive income until maturity or sale, at which time any accumulated gains or losses are recorded as a component of net income. These investment securities have maturities of less than three months and are recorded as a cash equivalent. At September 28, 2002, the Company had no such investments outstanding. During the third quarter and year-to-date periods of 2002, the Company sold available-for-sale securities and generated $24.3 million and $59.3 million, respectively, of proceeds and realized losses of $0.7 million and $1.8 million, respectively, based upon specific identification, which are recorded in other expense.

Note 10: New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which superseded Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company is no longer amortizing goodwill, but will evaluate it for impairment at least annually. The transition impairment review was completed in the second quarter of 2002 and no impairment charge was necessary. The goodwill recorded on the Company’s balance sheet at September 28, 2002 was largely included in the BeautiControl segment, approximately $38.7 million, with smaller amounts included in the Latin America and Asia Pacific segments as they relate to international operations. The Company expects a modest ongoing benefit from the elimination of goodwill amortization. The Company has no other intangible assets impacted by this statement. Goodwill amortization totaled $0.3 million in the third quarter of 2001 and $1.0 million in the year-to-date period ended September 29, 2001. Exclusive of this item, net loss in the third quarter of 2001 would have been $12.3 million and basic and diluted loss per share would have been $0.21. Net income in the year-to-date period ended September 29, 2001 would have been $34.0 million and basic and diluted earnings per share would have been $0.59 and $0.58, respectively.

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

On August 6, 2002, the Company announced that it would adopt the fair-value-based method of expensing stock options under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective with fiscal year 2003. This change, treated prospectively, is expected to have a minimal impact on 2003 net income and grow to an annual impact of five to six cents per share over three years as the cost is phased in over the vesting period and new grants are made.

Note 11: Subsequent Event

On October 9, 2002, the Company closed the sale of a parcel of land for development totaling approximately 23 acres, recognizing net proceeds of approximately $5.5 million, and will record a gain on the transaction of approximately $5.1 million in the fourth quarter of 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 28, 2002 compared with the same periods ended September 29, 2001, and changes in financial condition during the 39 weeks ended September 28, 2002.

The Company’s primary means of distributing its product is through independent sales organizations which are also its customers. The majority of the Company’s products are in turn sold to end customers who are not members of the Company’s sales forces. The Company is dependent upon these independent sales organizations to reach end consumers and any disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows.

Net Sales

Net sales for the third quarter ended September 28, 2002 were $244.3 million, an increase of $5.7 million, from $238.6 million in 2001. Excluding the $1.8 million positive impact of foreign exchange, net sales increased 2 percent from the third quarter of 2001. Strong improvement in Europe and BeautiControl, in addition to a slight increase in North America, was partially offset by a significant decline in Latin America and a slight decrease in Asia Pacific. A large part of the changes in Latin America and Europe were currency driven as, in local currency, Europe improved 5 percent and Latin America declined 6 percent. The slight increase in North American sales was due to the impact of the implementation of the new business model in the United States. Excluding this impact, North America’s sales declined 4 percent. Under the new business model, sales in the United States are being made directly to the sales force with the distributor being compensated with a commission on the sale. This results in a slightly higher sales price that is offset by higher operating expenses with no significant impact on segment profit. The United States is transitioning its distributors to this model and at the end of the third quarter, approximately 60 percent of distributors were on the new business model. For the year-to-date periods, net sales declined 1 percent to $782.3 million from $787.7 million. Excluding the negative impact of foreign exchange, year-to-date sales were flat with last year. Substantial improvement in North America and BeautiControl, along with a slight improvement in Europe, which was currency driven, was offset by a modest decline in Asia Pacific. Additionally, Latin America was down significantly for the year-to-date period due to continued weak consumer spending in Mexico, a change to an importer model in several markets, the negative impact of foreign exchange and external pressures in parts of the segment.

Re-engineering Costs

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Total costs incurred by line item were as follows:

	13 Weeks Ended		39 Weeks Ended

	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

Re-engineering and impairment charge	$—	$15.8	$17.7	$17.3
Cost of products sold	—	3.0	0.2	3.0
Delivery, sales and administrative expense	—	3.2	1.4	5.5
Other income	—	—	(26.3)	—

Total pretax re-engineering costs (income)	$—	$22.0	$(7.0)	$25.8

Total after-tax re-engineering costs (income)	$—	$19.8	$(5.0)	$22.8

Per share re-engineering costs (income)	$—	$0.33	$(0.08)	$0.39

The re-engineering and impairment charge line item was primarily made up of severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional areas. Also included were severance and impairment costs related to the downsizing of Japanese marketing and manufacturing operations. A smaller downsizing of operations in Mexico has also been included in this line. Total impairment write-downs recorded were $1.2 million in the year-to-date period of 2002 and are based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows. Severance charges, totaling $13.7 million for the nine-month period of 2002, related to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 re-engineering and impairment charge related primarily to other costs related to the downsizing of the Japanese manufacturing operation and the consolidation of BeautiControl distribution. In 2001, severance charges in this line, totaling $3.6 million and $4.3 million for the third quarter and nine month periods, respectively, related to approximately 150 employees in Latin America in connection with the importer model implementation and approximately 20 in Corporate headquarters. Total impairment write-downs recorded were $11.7 million in the third quarter and year-to-date periods of 2001 associated with a decision to reduce the number of data centers and systems in Europe. The cost of products sold amount in 2002 represented an inventory write-down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory is primarily related to items that will no longer be saleable following restructure due to changes in product line focus and distributor realignment. In 2001, this line represented an inventory write-down in connection with the decision to restructure the Company’s Brazilian operations. Delivery, sales and administrative expense included a write-down of accounts receivable in connection with the United Kingdom restructure as well as a write-down of accounts receivable related to the sale of the Company’s Taiwan operation to an independent importer in 2002. In 2001, this line included a write-down of accounts receivable in connection with the Brazilian restructure as well as internal and external consulting costs associated with designing and executing the re-engineering projects and other cost savings initiatives. The other income related to gains recognized on the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program. The Company expects to sell one of its Japanese manufacturing/distribution facilities in the next quarter.

In 1999 to date, pretax re-engineering costs incurred, net of gains realized on property sales, totaled $72 million. The annual benefit of the actions when they are fully implemented is expected to be approximately $40 to $50 million. All actions are expected to be fully implemented by the end of the first quarter of 2003. Total costs of the program are expected to be $60 to $65 million, which is net of the gains realized on the sale of the Company’s former Spanish manufacturing facility and convention center noted above, as well as the expected gain on the sale of the excess Japanese manufacturing facility which is expected to close in the fourth quarter of 2002. There are no further significant costs related to this program expected to be recorded although the Company will continue to evaluate cost-saving opportunities going forward.

Costs and Expenses

Cost of products sold as a percentage of sales was 33.9 percent and 34.4 percent for the third quarter of 2002 and 2001, respectively. For the year-to-date period, the cost of products sold as a percentage of sales declined to 32.9 percent in 2002 from 33.5 percent in 2001. In the third quarter, there was an increase in the Latin America margin due in part to a write-off of inventory in 2001 related to the Brazil restructuring which partially offsets the year-to-date negative impact on the margin in Latin America that was primarily due to pricing and discounting in Mexico in the current year. The third quarter of 2002 margin in Europe was negatively impacted due to lower plant capacity utilization related to inventory reduction efforts. For the year-to-date period, this decline was partially offset by an increase in Europe due to favorable raw material prices and the settlement of an insurance claim for damaged inventory related to a minor equipment failure of approximately $2.2 million. An increase in the North American margin for the quarter and year-to-date was due to favorable product mix and favorable pricing.

Delivery, sales and administrative expense decreased slightly as a percentage of sales to 60.8 percent for the third quarter of 2002, compared with 61.9 percent in 2001. The decrease was primarily due to the favorable resolution in the third quarter of 2002 of a contingency of $2.3 million related to the BeautiControl acquisition as well as the elimination of internal and external consulting expenses related to the re-engineering program that was completed in the second quarter of 2002. The prior year third quarter also included a $3.2 million increase in the allowance for doubtful accounts in Brazil as a result of a decision to restructure the Brazilian sales operations. These impacts were partially offset by increased selling costs in the United States due to continued rollout of the new business model which are offset by higher sales prices resulting in no significant net impact on segment profit. Also offsetting the declines noted above in BeautiControl and Brazil were increases in the allowance for doubtful accounts in Europe and Asia Pacific as well as an increase in Europe due to the initiation of integrated direct access channels which are a convergence of the core party plan business with retail access points, the Internet and television sales. To date in Europe the initiatives being implemented focus largely on retail access points. For the first nine months of the year, the percentage of delivery, sales and administrative expense increased to 57.7 percent from 56.2 percent. This increase was due to the slightly lower sales base and the overall increase in year-to-date spending mainly due to the increased promotional spending earlier in the year in an effort to maintain salesforce activity in Europe, Japan, Korea and Mexico. Also contributing was the increase in the United States selling costs mentioned above as well as an increase in BeautiControl commissions due to increased sales partially offset by a shift in commission structure. These increases were partially offset by declines in re-engineering and corporate expenses. The decline in corporate expenses was due to the favorable impact of re-engineering initiatives implemented as well as the inclusion in 2001 corporate expenses of BeautiControl start up costs in Mexico. The start up costs were included in corporate expenses as a model for international expansion was developed. Also offsetting the increases was the elimination of goodwill amortization generated from the BeautiControl acquisition as a result of the adoption of SFAS 142.

Net Interest Expense

In the third quarter and first nine months of 2002, the Company incurred net interest expense of $5.5 million and $15.9 million, respectively. For the comparable 2001 periods, the Company incurred net interest expense of $5.7 million and $17.3 million, respectively. For the year-to-date period, the decline was due to lower interest rates in the first quarter on the Company’s outstanding debt. During the first nine months of the year and as of September 28, 2002, the Company carried approximately 55 percent and 30 percent of its debt, respectively, at variable interest rates, based either on its stated terms or through interest rate swap agreements, and benefited from lower short term interest rates, particularly earlier in the year. Effective July 30, 2002, the Company terminated two of its interest rate swap agreements representing notional amounts of $50 million and $75 million and generated gains of approximately $2.3 million and $3.4 million, respectively . These gains are being recognized as a reduction of net interest expense over the remaining lives of the related debt, approximately 4 years and 9 years, respectively.

Tax Rate

The effective tax rate was 20.7 percent for both the third quarter and year-to-date periods of 2002. In 2001, the effective tax rate was 1.6 percent and 27.2 percent for the third quarter and year-to-date periods, respectively. The change from the quarter to the year-to-date in 2001 reflects the impact of restructuring the Brazilian operations in the third quarter which included recording a $2.6 million valuation allowance for certain deferred tax assets for which realization was no longer more likely than not. This impact is also responsible for the decline in the rate between 2002 and 2001 for both the quarter and year-to-date periods. Excluding the impact of the land sales and re-engineering and impairment charges, the effective tax rate was 19.5 percent for both the third quarter and year-to-date periods of 2002. The effective tax rate was 21.5 percent in both comparable 2001 periods excluding re-engineering and impairment charges. These effective tax rates were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

Including the positive impact of gains from land development, net income in the third quarter was $8.0 million, or $0.14 per share, compared to a net loss of $12.6 million, or $0.21 per share, in the prior year which included re-engineering costs as discussed earlier. The Company recognized a gain of approximately $3.6 million in the third quarter of 2002 on land development near its Orlando, Florida headquarters site. Net income for the nine-month period increased to $55.6 million, or $0.95 per share, compared with $33.0 million, or $0.56 per share, in 2001. Year-to-date 2002 included pretax gains on sales of the former Spanish manufacturing facility, convention center, and land for development near the Orlando, Florida headquarters of $21.9 million, $4.4 million, and $4.3 million, respectively. Partially offsetting these gains were year-to-date pretax re-engineering and impairment charges as well as other costs related to the re-engineering program of $19.3 million in 2002 compared to $25.8 million in 2001.

Excluding the impact of gains on land development and re-engineering costs for both periods, net income for the third quarter 2002 decreased 28 percent to $5.2 million, or $0.09 per share, compared with $7.2 million, or $0.12 per share in the prior year. For the nine-month period, excluding the impact of gains on land development and re-engineering costs for both periods, net income decreased 16 percent to $46.8 million, or $0.80 per share, compared with $55.8 million, or $0.95 per share in the prior year. The decrease in both periods was driven by declines in the Company’s international operations which were partially offset by increases in the BeautiControl segment, due to favorable resolution of a $2.3 million contingency, as well as a decline in corporate expenses as previously discussed.

In the third quarter of 2002 and 2001, international operations generated 70 percent and 72 percent of sales, respectively, and 68 percent and 88 percent of segment profit, respectively. For the year-to-date periods in 2002 and 2001, international operations generated 69 percent and 74 percent of sales, respectively, and 79 percent and 87 percent of the segment profit, respectively.

Segment Results (dollars in millions)

Europe

	2002	2001	Increase (decrease) Dollar Percent		Restated* increase (decrease)	Positive foreign exchange impact	Percent of total 2002 2001

Third Qtr
Net sales	$84.0	$74.8	$9.2	12%	5%	$5.6	34%	31%
Segment profit	1.8	6.2	(4.4)	(71)	(73)	0.5	12	50

Year-to-Date
Net sales	$283.5	$279.1	$4.4	2%	(1)%	$7.6	36%	36%
Segment profit	55.4	51.2	4.2	8	4	2.2	52	54

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

The modest third quarter sales increase in local currency was primarily due to an increase in Germany as a result of the promotional investment during the first half of the year to keep the sales force momentum and sales from business-to-business activities. European business-to-business sales totaled approximately $3.0 million for the third quarter of 2002 and $6.5 for the year-to-date period as compared with no such sales in the comparable 2001 periods. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs. Consequently, activity in one period may not be indicative of future trends. During the quarter, the total salesforce was up 6 percent and the active salesforce was up 7 percent. The sales increase did not translate into comparable profits due to higher cost of goods sold from lower plant capacity utilization related to inventory reduction efforts. In addition, operating expenses increased as a result of unusually high costs for the replacement of damaged products, costs related to the initiation of the integrated direct access channels and an increase in the allowance for doubtful accounts in the South African market. For the year-to-date period, sales declined slightly in local currency due to a difficult consumer-spending environment in the first half of the year, particularly in Germany, which resulted in lower volume that was only partially offset by a better product mix. Exclusive of the German decline, year-to-date sales were up slightly. A strengthening euro during the year offset this decline and led to a slight U.S. dollar sales increase. Europe is gaining momentum as evidenced by average active sellers for the year-to-date period being up slightly due to improvement in the current quarter.

The segment profit increase for the year-to-date period was due to a gain on the sale of the Company’s former Spanish manufacturing facility of $21.9 million. This facility was closed in 1999 as part of the re-engineering program. Excluding this gain and the impact of exchange rates, European segment profit declined 36 percent for the year-to-date. This decline was due in large part to the higher promotional expenses in the first half of the year noted above which was partially offset by an insurance recovery for damaged inventory due to a minor equipment failure for approximately $2.2 million in the year-to-date. Spending on promotions has stabilized through the third quarter.

Asia Pacific

	2002	2001	Decrease Dollar Percent		Restated* decrease	Positive (negative) foreign exchange impact	Percent of total 2002 2001

Third Qtr
Net sales	$49.4	$50.4	$(1.0)	(2)%	(4)%	$0.9	20%	21%
Segment profit	5.6	5.7	(0.1)	—	(3)	0.2	36	46

Year-to-Date
Net sales	$146.8	$152.1	$(5.3)	(3)%	(3)%	$(0.5)	19%	19%
Segment profit	16.8	19.5	(2.7)	(14)	(16)	0.5	16	20

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

Third quarter local currency sales were down modestly from last year. The results reflected improvement in Japan, Australia, Indonesia, Malaysia and Singapore. This improvement was offset by significant weakness in Korea and the Philippines, two of the largest markets in the segment. Japan, the segment’s largest market, was up for the quarter due to strong product offerings. The declines in the Philippines and Korea were primarily volume driven. The challenges in Korea are due to changes required by the government in the direct selling structure and as a result the Company lost many top managers. Modifications have been made in the Korean compensation plan to combat the negative impact of these changes to sales by motivating new and regular managers to sell and recruit more and is expected to stabilize over the next two quarters. In the Philippines, programs are being implemented to address the sales force size, activity and productivity issues, and the Company expects improvement in the next six to eight months. Year-to-date results largely mirrored those for the third quarter with the exception of Japan which was down slightly in local currency compared to prior year for the year-to-date period.

Segment profit for both the third quarter and year-to-date periods was down mainly due to the Philippines and Korea which were volume driven as described above in addition to an increase in the Philippines allowance for doubtful accounts. This was partially offset by reduced mold expenses and improved plant capacity utilization in Korea. Profits have improved sequentially during each quarter of 2002 in the segment.

The foreign exchange impact for the third quarter sales and operating profit was due primarily to a strengthening of the Korean won. The foreign exchange impact for the year-to-date operating profit was a combination of strengthening Korean won, Indonesian rupiah and Australian dollar. The year-to-date sales impact was due to the weakening of the Japanese yen earlier in the year partially offset by the currencies mentioned above.

Latin America

	2002	2001	(Decrease) increase Dollar Percent		Restated* (decrease) increase	Negative foreign exchange impact	Percent of total 2002 2001

Third Qtr
Net sales	$35.8	$42.7	$(6.9)	(16)%	(6)%	$(4.7)	15%	18%
Segment profit (loss)	3.5	(1.0)	4.5	+	+	(0.2)	23	nm

Year-to-Date
Net sales	$109.4	$135.7	$(26.3)	(19)%	(14)%	$(8.9)	14%	17%
Segment profit	11.1	11.9	(0.8)	(7)	(7)	—	11	12

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison
+	Increase of more than 100%
nm	Not meaningful

Sales were down in both the quarter and year-to-date periods. Contributing to these declines was the change to the importer model for several markets in the segment as a part of the re-engineering program. This change results in sales being recorded at a lower amount while also shifting some promotional and other costs to the importer resulting in no material impact on profit due to the change. Excluding the impact of the importer distributor model and negative foreign exchange, sales in the quarter were flat and down approximately 7 percent for the year-to-date period. Overall, Latin America trends were weak as soft consumer spending in Mexico continued to require product discounting and external pressure affected the business in other parts of the segment.

The increase in segment profit for the quarter was due to the absence in the current quarter of inventory and accounts receivable write-offs totaling $6.2 million in the prior year as a result of a decision to restructure the Brazilian operations. Excluding the prior year re-engineering costs, profits in local currency were down $1.5 million for the quarter and $6.9 million for the year-to-date period. The declines in the year-to-date period were due in part to the reduced sales. The lower segment profit for the quarter was primarily due to discounting to stimulate consumer spending in Mexico. In addition, BeautiControl start up costs in Mexico for both the quarter and year-to-date periods contributed to the decline. In 2001, BeautiControl development costs of approximately $0.7 million and $2.0 million in the third quarter and year-to-date periods, respectively, were classified as corporate expenses as a model for international expansion was being developed. Once developed, this model provided valuable knowledge to more efficiently and effectively expand the product line into other international markets. Partially offsetting these impacts were improvements in Brazil, Chile, Argentina and segment administration from cost savings resulting from the implementation of re-engineering actions previously taken.

The foreign exchange impacts for the quarter were primarily due to the weakening Mexican peso, Brazilian real and Venezuelan bolivar. For the year-to-date period, the foreign exchange impact on sales was due to the weakening of the Mexican peso, Argentinean peso, Brazilian real and Venezuelan bolivar.

North America

	2002	2001	Increase Dollar Percent		Restated* increase	Negative foreign exchange impact	Percent of total 2002 2001

Third Qtr
Net sales	$56.8	$55.6	$1.2	2%	2%	$—	23%	23%
Segment profit	3.2	3.2	—	—	—	—	20	26

Year-to-Date
Net sales	$187.7	$174.6	$13.1	8%	8%	$(0.2)	24%	22%
Segment profit	17.2	13.1	4.1	31	31	—	16	14

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison

The sales increases for both the quarter and year-to-date were driven by modest increases in the United States partially offset by declines in Canada. U.S. sales were up 4 percent, including the benefit of a change in the business model. Excluding the new business model, North America sales decreased 4 percent in the quarter and increased 2 percent in the year-to-date periods. During the third quarter of 2002, an unusually high number of distributors were transitioned to the new business model. This shift of approximately 20 percent of the U.S. distributors caused a distraction which negatively impacted sales. Nevertheless, this occurred in the smallest quarter of the year, and the North American business is still on track as evidenced by a sales force increase of 7 percent and growth in the average active sales force of 2 percent. Currently, approximately 60 percent of U.S. distributors are on the new model. The transition is expected to be completed by the end of 2003.

Integrated direct access (IDA) channels contributed 14 percent of U.S. sales in the third quarter, primarily from retail access points and the Internet, and 10 percent for the year-to-date period compared with 7 percent and 9 percent in the comparable 2001 periods. In October 2002, the Company significantly expanded its relationship with Target Corporation and began selling in all Target stores in the United States. This action increased the number of outlets carrying Tupperware products to over 1,100 as compared with 82 during the third quarter of 2002.

In addition to the IDA activity, the Company pursues business-to-business sales which are to partners who pack their products in Tupperware containers, along with “bounce back” offers to promote hosting and attending Tupperware parties, and sell the combined package at retail stores. Sales from the business-to-business channel are based on reaching agreements with business partners and their product needs. In 2002, there were business-to-business sales of $0.2 million in the third quarter and $1.8 million in the year-to-date period. These results compare with $6.1 million in the prior year-to-date period. There were no business-to-business sales in the third quarter last year. The core party plan is benefiting from increases in the total sales force and active sales forces.

Segment profit remained flat for the quarter. The year-to-date increase was due to the increased sales volume, favorable mix and pricing as well as reduced expenses. The expense reductions came primarily from reduced promotional expenses as a result of more targeted promotional efforts.

BeautiControl North America

	2002	2001	Increase Dollar Percent		Restated* increase	Foreign exchange impact	Percent of total 2002 2001

Third Qtr
Net sales	$18.3	$15.1	$3.2	21%	21%	$—	8%	7%
Segment profit (loss)	1.4	(1.7)	3.1	+	+	—	9	nm

Year-to-Date
Net sales	$54.9	$46.2	$8.7	19%	19%	$—	7%	6%
Segment profit	4.9	0.3	4.6	+	+	—	5	—

*	Restated refers to the exclusion of the impact of foreign exchange on the comparison
+	Increase of more than 100 percent
nm	Not meaningful

Beginning with the first quarter of 2002, the operations of BeautiControl outside of North America have been included in the results of the geographic segment in which they operate. Applicable prior year amounts have been restated to reflect this change.

BeautiControl North America sales increased significantly for both the quarter and year-to-date periods. The increases are primarily a result of the strong sales force leadership development program implemented last year along with successful merchandising programs. These programs provided the basis for improved sales force productivity as well as a larger total sales force which increased 11 percent over the prior year. Profits for the same periods were also up significantly, due mainly to a one-time benefit recorded in the third quarter of 2002 from the favorable resolution of a pre-acquisition contingency of $2.3 million. The increase also reflected an improved cost structure from the implementation of re-engineering actions and the cessation of goodwill amortization.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $59.3 million as of September 28, 2002, compared with $13.8 million as of the end of 2001. This increase was primarily driven by lower accounts payable due to the timing of payments. Partially offsetting this amount was a higher inventory balance. The higher inventory was primarily related to Europe carrying higher cost items than at prior year-end and the stronger euro as compared with the U.S. dollar. The increase in prepaid expenses was primarily due to prepaid costs related to origination fees associated with the Company’s new revolving line of credit as well as prepayments for salesforce events in Asia Pacific and Europe. The decrease in other current assets was largely due to a reduction in miscellaneous receivables for the current position on outstanding hedge contracts as well as the recovery of import fees on molds in Latin America. There was also a reduction of short-term borrowings which was a result of the Company’s classification of a portion of its outstanding borrowings that are due within one year by their terms as non-current as of September 28, 2002. There was no reclassification at the end of 2001 based on the scheduled expiration of the Company’s prior multicurrency credit facility on August 8, 2002 and the resulting lack of a committed ability to refinance current debt. As a result, all outstanding borrowings due within one year by their terms at the end of 2001 were classified as current. The lower short-term borrowings were offset by an increase in accrued liabilities largely from remaining re-engineering accruals related to the second quarter charge. Also included in the accrued liabilities was a deferred liability on forward contracts as part of the translation hedging program implemented during the current year, offset by a decline in income taxes payable.

As of September 28, 2002, the Company had $159.9 million available under its unsecured revolving line of credit. This line of credit agreement was entered into effective April 30, 2002 and replaced the Company’s former unsecured multicurrency credit facility. The new agreement totals $250 million, of which $100 million expires on April 28, 2003 and the remaining $150 million expires on April 29, 2005. This agreement requires the Company to meet certain financial covenants and subjects the Company to a net worth test that could restrict the Company’s ability to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the third quarter 2002, the requirement was $100.1 million. The Company’s adjusted consolidated net worth at the end of the third quarter was $147.4 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. In addition to the revolving line of credit, the Company had approximately $170 million available under other uncommitted lines of credit as of September 28, 2002. These borrowing facilities and cash generated by operating activities are expected to be adequate to finance any additional working capital needs and capital expenditures.

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

Operating Activities. Net cash provided by operating activities for the first nine months of 2002 was $22.7 million compared with $2.0 million in the comparable 2001 period. The difference between the periods was primarily due to a significant improvement in accounts receivable as well as the settlement of the two interest rate swap agreements discussed earlier.

Additionally, the net favorable settlement of fair value and net equity hedges contributed to the improvement.

Investing Activities. During the nine-month periods of 2002 and 2001, the Company spent $31.7 million and $38.6 million for capital expenditures, primarily for new molds and information technology investments in connection with the re-engineering program. The capital spending was lower in the first nine months of 2002 compared with the first nine months of 2001 due to the inclusion in 2001 of costs related to the development of the European data center. Full year 2002 capital expenditures are expected to be $45 to $47 million. Offsetting this spending in 2002 was $39.2 million of proceeds related to the sale of certain property, plant and equipment. Assets disposed of include the Company’s former manufacturing facility in Spain and the Company’s convention center property on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the Company’s re-engineering actions. Also included was compensation received for land to be used for a road adjacent to the Company’s headquarters site as well as a parcel of property near the Company’s headquarters site that was sold for development. The Company is marketing approximately 470 acres of commercial land and expects to realize total proceeds of $80 to $90 million over the next three to five years. On October 9, 2002, the Company closed the sale of a parcel of land for development totaling approximately 23 acres, recognizing net proceeds of approximately $5.5 million, and will record a gain on the transaction of approximately $5.1 million in the fourth quarter of 2002.

Financing Activities. Dividends paid to shareholders were $38.4 million and $38.3 million for the first nine months of 2002 and 2001, respectively.

New Pronouncements

In July 2001, The Financial Accounting Standards Board (the Board) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. This statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning with fiscal year 2002, the Company is no longer amortizing its goodwill, but will evaluate it for impairment at least annually. The transition impairment review was completed in the second quarter of 2002 and no impairment charge was necessary. The Company expects a modest ongoing benefit from the elimination of goodwill amortization. The Company has no other intangible assets impacted by this statement. Goodwill amortization totaled $0.3 million in the third quarter and $1.0 million for year-to-date periods of 2001. Exclusive of this item, net loss would have been $12.3 million, or $0.21 per diluted share, and net income would have been $34.0 million, or $0.58 per diluted share, for the third quarter and year-to-date periods of 2001, respectively.

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

On August 6, 2002, the Company announced that it would adopt the fair-value-based method of expensing stock options under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective with fiscal year 2003. This change, treated prospectively, is expected to have a minimal impact on 2003 net income and grow to an annual impact of five to six cents per share over three years as the cost is phased in over the vesting period and new grants are made.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and interest rate swaps. If short-term interest rates were 10 percent higher, the Company’s interest expense for the third quarter and year-to-date periods would have increased $0.1 million and $0.3 million, respectively. If short-term interest rates were 10 percent lower, the Company’s interest expense would have been approximately $0.2 million lower for the year-to-date period with the change in the quarter being insignificant. The above calculations are based upon the Company’s debt mix after closing the two swaps discussed in the net interest expense section earlier.

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

Another economic risk of the Company is the exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. Tupperware is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner to the US dollar and the large number of currencies involved, although the Company’s most significant exposure is to the euro.

Although this currency risk is partially mitigated by the natural hedge arising from the Company locating most of its manufacturing operations in local markets, a strengthening US dollar generally has a negative impact on the Company’s financial results. In response to this fact, Tupperware uses financial instruments, such as cross-currency interest rate swaps, forward contracts and local currency borrowings to hedge its exposure to certain foreign currency risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with forward contracts and currency options certain other exposures to various currencies arising from non-permanent intercompany loans and forecasted purchase commitments. Beginning in the second quarter of 2002, the Company also began a program to hedge, for the following twelve months, its foreign income related to the euro, Japanese yen, Korean won and Mexican peso. In this program, the Company utilizes forward contracts coupled with high-grade US dollar-denominated securities which are recorded as cash equivalents. As of September 28, 2002, there were no US dollar-denominated securities outstanding. Approximately $0.7 million and $1.8 million related to these hedges was recorded in foreign exchange loss as a component of other expense in the third quarter and year-to-date periods, respectively, of 2002. As of September 28, 2002, the balance in other comprehensive income was $4.4 million loss and for the third quarter and year-to-date periods ended September 28, 2002, the amount recorded was a $1.0 million gain and a $4.4 million loss, which will be adjusted as exchange rates fluctuate and recorded as a component of income when the related hedged securities mature. Based upon exchange rates at the end of the third quarter of 2002, approximately $3.2 million of this loss would be a component of net income in the remainder of 2002. The balance would be a component of net income in the first three quarters of 2003.

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

PART II

OTHER INFORMATION

Item 4.	Controls and Procedures

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chairman and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In addition, management, including the Company's Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal controls and there have been no significant changes in its internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

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

Vice President and Controller

Orlando, Florida

November 11, 2002

CERTIFICATIONS

I, E.V. Goings, the chief executive officer of Tupperware Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tupperware Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ E.V. GOINGS

E.V. Goings Chief Executive Officer

CERTIFICATIONS

I, Pradeep Mathur, the chief financial officer of Tupperware Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tupperware Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ PRADEEP MATHUR

Pradeep Mathur Chief Financial Officer