Form 10-K
period 2002-12-28
TUPPERWARE CORP
filed 2003-03-27
CIK 1008654

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($21.04) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter: $1,196,028,815.04.

As of March 25, 2003, 58,360,908 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended December 28, 2002 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 14, 2003 are incorporated by reference into Part III of this Report.

PART I

Item 1.    Business

(a)  General Development of Business

Tupperware Corporation (“Registrant” or “Tupperware”), a $1.1 billion multinational company, is one of the world’s leading direct sellers, supplying premium food storage, preparation and serving items to consumers in more than 100 countries through its Tupperware* brand, and premium beauty and skin care products through its BeautiControl* brand in North America, Latin America and Asia Pacific. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”).

BUSINESS OF TUPPERWARE CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products and BeautiControl cosmetics and personal care products, and conducts its business through two business lines, Tupperware and BeautiControl. Each business manufactures and markets a broad line of high quality products. The financial information about the Registrant’s markets as set forth in Note 14: “Segment Information” on pages 65 through 68 of the Annual Report to Shareholders for the year ended December 28, 2002 is incorporated by reference into this Report. Investors can obtain access to periodic reports through the Registrant’s website free of charge as soon as reasonably practicable after reports are filed with the SEC by going to www.tupperware.com.

I.    PRINCIPAL PRODUCTS

Tupperware.    The core of Tupperware’s product line consists of food storage, serving and preparation products. Tupperware also has an established line of kitchen gadgets, children’s educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates* containers, Fridge Stackables* containers, One Touch* canisters, the Rock ‘N Serve* microwave line, the Ultraplus* line OvenWorks* microwave and oven line, the Expressions serving line, the Legacy Serving line, FridgeSmart* containers, the E-Series* and Chef Series* knives, Vitalic* stovetop cookware, the TupperMagic* line, and many specialized containers and other products.

In recent years, Tupperware has expanded its offerings in the food preparation and serving areas through the addition of a number of products, including double colanders, tumblers and mugs, mixing and serving bowls, cake and cheese servers, oven cooking, microwaveable cooking, reheating and serving products and kitchen utensils.

Tupperware continues to introduce new designs, colors and decoration in its product lines and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2002 included a wide range of products in all four of Tupperware’s geographic areas, covering both core business areas and new categories. Some of the new products and categories are products for teenagers, general home products, Silicone Baking Forms, a range of appliances, such as a water filtration system and a vacuum which simultaneously cleans the air as well as product lines which are sold in business-to-business transactions. New product development and introduction will continue to be an important part of Tupperware’s strategy. Tupperware’s licensing business continues to be expanded both with existing partners such as The Walt Disney Company, Mattel, Warner Bros. and the National Football League.

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

BeautiControl.    BeautiControl manufactures and sells skin care products, cosmetics, nail care products, toiletries, fragrances, nutritional supplements and related products. BeautiControl also has a health and beauty supplements line which includes hair and nail supplements, skin condition supplements and supplements designed for the different stages of a woman’s life. BeautiControl sells its products through independent sales persons called directors and consultants, who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace.

II.    MARKETS

Tupperware.    Tupperware’s business is operated on the basis of four geographic markets: Europe (Europe, Africa and the Middle East), Asia Pacific, Latin America and the North America. Tupperware has operations in more than 80 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, approximately 80 percent of total revenues from the sale of Tupperware products.

Market penetration varies throughout the world. Several “developing” areas that have low penetration, such as Latin America, Asia and Eastern (Central) Europe, provide significant growth potential for Tupperware. Tupperware’s strategy continues to include expansion and greater penetration into new markets throughout the world.

BeautiControl.    BeautiControl’s products and image services are provided to clients via an independent sales force in North America, Latin America and Asia. Outside the United States and Canada, BeautiControl products are sold within the Tupperware organization structure.

III.    DISTRIBUTION OF PRODUCTS

Tupperware.    Tupperware’s products are distributed worldwide primarily through the “direct selling” method of distribution, in which products are sold to consumers outside traditional retail store channels. The distributorship system facilitates the timely distribution of products to consumers, and establishes uniform practices regarding the use of Tupperware trademarks and administrative arrangements with Tupperware, such as order entering and delivering, paying and recruiting and training of dealers.

Tupperware products distributed under the direct selling method are primarily sold directly to distributors or dealers throughout the world. Distributors are granted the right to market Tupperware products using parties and other non-traditional retail methods and to utilize the Tupperware trademark. The vast majority of Tupperware’s distribution system is composed of distributors, managers and dealers (known in North America as consultants) who are independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware’s strategy is expanding its business by increasing the number of dealers, managers and distributors. Under the Tupperware system, distributors recruit, train, and motivate a large sales force to cover the distributor’s geographic area. Managers are developed and promoted by distributors to assist the distributors in recruiting, training and motivating dealers, while continuing to hold their own parties. Another development underway in Tupperware’s North American business is the transition of its distributors to a new business model, in which many administrative tasks are performed by Tupperware since sales force orders and payments are made directly to the Company. This allows the distributor to concentrate on recruiting, training and motivating sales forces. This transition began in 2001 and is expected to be completed in 2003.

As of December 28, 2002, the Tupperware distribution system had approximately 1,970 distributors, 60,540 managers, and 1,106,860 dealers worldwide.

Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as “Tupperware parties,” are held in homes, offices, social clubs and other locations. Approximately 13.3 million demonstrations were held in 2002 worldwide. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which helps increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

In 2002, Tupperware continued its accelerated implementation in North America of its integrated direct access strategies to allow consumers to obtain Tupperware products other than by attending a Tupperware party and to enhance its core party plan business. Tupperware also continued rolling out these strategies outside North America. These strategies include retail access points, Internet selling, which includes the option of personal websites for the North America sales force, and television shopping. In addition, Tupperware enters into business-to-business transactions, in which Tupperware sells products to a partner company whose products are combined with Tupperware products and sold to consumers through the partner’s channel.

The distribution of products to consumers is primarily the responsibility of distributors, who often maintain their own inventory of Tupperware products, the necessary warehouse facilities, and delivery systems; however, in some situations, Tupperware will perform the warehousing and selling function paying the distributor a commission for their sales activity. In certain markets, Tupperware offers distributors the use of a delivery system of direct product shipment to consumers or dealers, which is intended to reduce the distributor’s investment in inventory and enable distributors to be more cost-efficient, leaving them more time to recruit, train and motivate their sales forces.

BeautiControl.    BeautiControl’s skin care, cosmetics and related products are sold through consultants and directors who are independent contractors, not employees of BeautiControl. As of December 28, 2002, the total sales force count was approximately 58,210.

The BeautiControl sales force reaches customers in one-on-one settings, in group settings and through home demonstrations called Skin Care and Image Parties or Clinics (“Clinics”). Additionally, the sales force is encouraged to market the products through personal consultations and product brochure sales in order to utilize multiple selling opportunities.

In order to provide immediate product delivery, the sales force may maintain a small inventory of products.

BeautiControl maintains BeautiControl.com and BeautiNet in the United States, an on-line service provided to the sales force which enables them to place orders and recruit on-line.

IV.    COMPETITION

Tupperware.    There are two primary competitive factors which affect the Registrant’s business: (i) competition with other “direct sales” companies for sales personnel and demonstration dates; and (ii) competition in all the markets for food storage, serving and preparation containers, toys and gifts in general. Also, Tupperware has tried to differentiate itself from its competitors through price, quality of products (lifetime warranty on most Tupperware products) and new products. Tupperware believes it holds a significant market share in each of these markets in many countries.

BeautiControl.    There are many competitors in the cosmetics business and the principal bases of competition generally are marketing, price, quality and newness of products. BeautiControl has attempted to differentiate itself and its products from the industry in general through the use of a number of value-added services and by being technologically at the forefront of the industry.

V.    EMPLOYEES

The Registrant employs approximately 6,100 people, of whom approximately 1,500 are based in the United States. The Registrant’s work force is not unionized in the United States. In certain countries, its work force is covered by collective arrangements negotiated with the unions or decreed by statute. The terms of most of these arrangements are determined on an annual basis. Additionally, approximately 130 manufacturing employees in an Australian mold manufacturing operation are covered by a collective bargaining agreement, which expires in 2003. Finally, approximately 125 manufacturing employees in the Philippine manufacturing operation were covered by a collective bargaining agreement, which ended in 2002 and that is in the process of renegotiation; however, annual wage and benefit provisions are negotiated. There have been no work stoppages or threatened work stoppages by the workforce in over five years, and the Registrant believes its relations with its employees to be good. The independent consultants, dealers, managers, directors and distributors engaged in the direct sale of Tupperware and BeautiControl products generally are not employees of the Registrant.

VI.    RESEARCH AND DEVELOPMENT

The Registrant incurred expenses of approximately $12.0 million, $13.2 million and $12.8 million for fiscal years ended 2002, 2001, and 2000, respectively, on research and development activities for new products.

VII.    RAW MATERIALS

Tupperware.    Products manufactured by Tupperware require plastic resins meeting its specifications. These resins are purchased through various arrangements with a number of large chemical companies located throughout Tupperware’s markets. As a result, Tupperware has not experienced difficulties in obtaining adequate supplies and generally has been successful in mitigating the effects of increases in resin market prices. Research and development relating to resins used in Tupperware products is performed by both Tupperware and its suppliers.

BeautiControl.    Materials used in BeautiControl’s skin care, cosmetic and beauty supplements products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by BeautiControl are available from a number of sources. To date, BeautiControl has been able to secure an adequate supply of raw materials and components for its manufacturing and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

VIII.    TRADEMARKS AND PATENTS

Tupperware.    Tupperware considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware* trademark, Tupperware is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware* trademark is registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware’s business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments. The licensed characters from the licensors referenced under the caption “Principal Products” have become an important part of Tupperware’s business and those licenses have various durations.

BeautiControl.    BeautiControl has registered all its trademarks and servicemarks in the United States and has registered or is in the process of registering its principal trademarks and servicemarks in many other countries. BeautiControl has the exclusive direct selling right to distribute the skin condition analysis product, “BeautiControl Skin Sensor”, worldwide with the option to renew this exclusive right each year. BeautiControl is licensed to use the following trademarks: “Skinlogics”*, “Sunlogics”* and “Nailogics”*. The Company has a patent on the formulae for its “REGENERATION and REGENERATION2” alpha-hydroxy acid-based products. The licenses for these products are an important part of BeautiControl’s business and these licenses have various durations.

(Words followed by * are registered and unregistered Trademarks of the Registrant.)

IX.    ENVIRONMENTAL LAWS

Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Registrant’s capital expenditures, liquidity, earnings or competitive position.

X.    OTHER

Tupperware.    Sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by Tupperware’s dealers and their customers, as well as Tupperware’s reduced promotional activities during such quarter. Sales generally increase in the fourth quarter as it includes traditional gift-giving occasions in many of Tupperware’s markets and as children return to school and households refocus on activities that include the use of Tupperware’s products.

BeautiControl.    BeautiControl is not subject to any seasonality to any significant extent.

General.    Generally, there are no working capital practices or backlog conditions which are material to an understanding of the Registrant’s business. The Registrant’s business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

XI.    EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 14, 2003).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience
José de Jesús Buenrostro, age 50	President, Tupperware Latin America since January, 2003, after serving in various executive general management positions in the same business unit.

Judy B. Curry, age 40

Vice President and Controller since August 2000. Prior thereto, she served as Vice President and Chief Financial Officer of Tupperware Products S.A. in Fribourg, Switzerland since June 1999 after serving as the Registrant’s Assistant Controller since April 1998 and Director of Financial Reporting and Analysis since January 1995.

R. Glenn Drake, age 50

Group President, North America, Europe, Africa and the Middle East since January 2002, after serving as President, Tupperware North America since January 2000. Prior thereto, he served as Managing Director, Tupperware Canada from September 1998 after serving as Area Vice President of Tupperware North America from July 1995.

Lillian D. Garcia, age 46

Senior Vice President, Human Resources since December 1999. Prior thereto, she was Vice President Human Resources since April 1999 after serving as Vice President, Human Resources, Tupperware Latin America since October 1998. Prior thereto, she served as Vice President, Human Resources, Tupperware Europe, Africa and the Middle East since October 1995.

V. Jane Garrard, age 40

Vice President, Investor Relations since April 2002. Prior thereto, she was Vice President-Controller of Tupperware’s BeautiControl subsidiary since May 2000. Prior thereto from August 1998 to May 2000, she served as Director of Financial Planning and Treasury for Kitty Hawk, Inc. and from May 1997 to August 1998 she managed various financial projects for Southwest Airlines, Inc.

E.V. Goings, age 57

Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a Director of R.J. Reynolds Tobacco Holdings, Inc., SunTrust Bank, Central Florida, N.A., Boys and Girls Clubs of America and Rollins College.

Josef Hajek, age 45	Vice President, Tax since September 2001, after serving as Staff Vice President, Tax from January 1998.

David T. Halversen, age 58

Group President, Latin America and BeautiControl since March 2003. Prior thereto, he served as Senior Vice President, Business Development and Planning since May 2002 and as Senior Vice President, Business Development and Communications since November 1996.

C. Morgan Hare, age 55	Senior Vice President Global Marketing since October 2001, after serving in senior marketing positions with Home Shopping Network since March 1997.

Pradeep Mathur, age 45

Senior Vice President and Chief Financial Officer since May 2001 after serving as Regional Vice President of the Registrant’s Asia Pacific operations since October 2000, and prior thereto as Managing Director, Tupperware India.

Anne E. Naylor, age 53	Vice President, Internal Audit since October 1999. Prior thereto, she served as Executive Director, Business Analysis and Audit, Cummins Engine Company from May 1995.

Gaylin L. Olson, age 57

Group President, Asia Pacific and Emerging Markets since September 2002, after serving as Group President, Latin America and Asia Pacific since January 2002, and after serving as President, Tupperware Latin America since September 1998. Prior thereto, he served as Senior Vice President, Emerging Markets since September 1996.

Thomas M. Roehlk, age 52	Senior Vice President, General Counsel and Secretary since December 1995.

Hans J. Schwenzer, age 66

Senior Vice President Global Promotions since January 2002. Prior thereto, he was Senior Vice President Worldwide and President Germany and Russia since January 2001. Prior thereto, he was Senior Vice President, Tupperware Worldwide since May 1996.

Christian E. Skroeder, age 54

Senior Vice President, Worldwide Market Development since April 2001, responsible for emerging markets, after serving as Group President, Tupperware Europe, Africa and the Middle East since April 1998. Prior thereto, he served as President, Tupperware Europe, Africa and the Middle East since 1995.

José R. Timmerman, age 54	Senior Vice President, Worldwide Operations since August 1997 after serving as Vice President Worldwide Operations.

Robert F. Wagner, age 42

Vice President and Chief Technology Officer since August 2002. Prior thereto, he was Vice President of Information Technology, Worldwide from June 2001. From 1996 to 2001 he was Director, Information Technology for Tupperware North America.

Item 2.    Properties

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains Tupperware manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, the Philippines, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in India, Venezuela and China. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

Item 3.    Legal Proceedings

A number of ordinary-course legal and administrative proceedings against the Registrant are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Registrant establishes reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be estimated with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon the Registrant.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The stock price information set forth in Note 16: “Quarterly Financial Summary (Unaudited)” appearing on pages 68 and 69 of the Annual Report to Shareholders for the year ended December 28, 2002, is incorporated by reference into this Report. The information set forth in Note 17: “Rights Agreement” on page 70 of the Annual Report to Shareholders for the year ended December 28, 2002 is incorporated by reference into this Report. As of March 17, 2003, the Registrant had 37,798 shareholders of record and beneficial holders.

Item 6.    Selected Financial Data

The information set forth under the caption “Selected Financial Data” on pages 11 through 14 of the Annual Report to Shareholders for the year ended December 28, 2002, is incorporated by reference into this Report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on pages 15 through 39 of the Annual Report to Shareholders for the year ended December 28, 2002, is incorporated by reference into this Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Market Risk” on pages 34 and 35 of the Annual Report to Shareholders for the year ended December 28, 2002, is incorporated by reference into this Report.

Item 8.    Financial Statements and Supplementary Data

(a)  The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 40 through 70, and on page 71, respectively, of the Annual Report to Shareholders for the year ended December 28, 2002 are incorporated by reference into this Report:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 28, 2002, December 29, 2001 and December 30, 2000;

Consolidated Balance Sheets—December 28, 2002 and December 29, 2001;

Notes to the Consolidated Financial Statements; and

Report of Independent Certified Public Accountants

(b)  The supplementary data regarding quarterly results of operations contained in Note 16: “Quarterly Financial Summary (Unaudited)” of the Notes to the Consolidated Financial Statements of Tupperware Corporation on pages 68 and 69 of the Annual Report to Shareholders for the year ended December 28, 2002, is incorporated by reference into this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information as to the Directors of the Registrant set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” on pages 3 through 5 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2003, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.    Executive Compensation

The information set forth under the caption “Compensation of Directors” on pages 17 and 18 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2003, and the information on pages 9 through 17 of such Proxy Statement relating to executive officers’ compensation is incorporated by reference into this Report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners” on page 7, “Security Ownership of Management” on page 6 and “Equity Compensation Plan Information” on page 14 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2003, is incorporated by reference into this Report.

Item 13.    Certain Relationships and Related Transactions

The information set forth under the caption “Indebtedness of Management” on page 7 and 8 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2003, is incorporated by reference into this Report.

Item 14.    Controls and Procedures

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

In addition, management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed the Company’s internal controls and there have been no significant changes in its internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) (1)  List of Financial Statements

The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 40 through 70 and on page 71, respectively, of the Annual Report to Shareholders for the year ended December 28, 2002, are incorporated by reference into this Report by Item 8 hereof:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 28, 2002, December 29, 2001 and December 30, 2000;

Consolidated Balance Sheets—December 28, 2002 and December 29, 2001;

Notes to the Consolidated Financial Statements; and

Report of Independent Certified Public Accountants.

(a) (2)  List of Financial Statement Schedules

The following consolidated financial statement schedules (numbered in accordance with Regulation S-X) of Tupperware Corporation are included in this Report:

Report of Independent Certified Public Accountants on Financial Statement Schedule, page 14 of this Report; and

Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 28, 2002, page 15 of this Report.

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

*2

Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and Dart Industries Inc. (Attached as Exhibit 2 to Tupperware Corporation’s Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.1

Amended and Restated Certificate of Incorporation of Tupperware Corporation (Attached as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.2

Amended and Restated By-laws of Tupperware Corporation as amended May 11, 1999 (Attached as Exhibit 3.2 to Form 10-Q for the second quarter of 1999 filed with the Commission on August 9, 1999, and incorporated herein by reference).

*4.1

Rights Agreement, by and between Tupperware Corporation and the rights agent named therein (Attached as Exhibit 4 to the Registrant’s Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

*4.2

Indenture dated as of October 1, 1996, among Tupperware Corporation and The First National Bank of Chicago, as Trustee, (Attached as Exhibit 4(a) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.3

Form of Debt Securities (Attached as Exhibit 4(b) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.4

Form of Warrant Agreement, including form of Warrant Certificate (Attached as Exhibit 4(a) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125) filed with the Commission on September 25, 1996, and incorporated herein by reference).

*10.1	Tupperware Corporation 1996 Incentive Plan as amended through August 10, 2000 (Attached as Exhibit 10.1 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.2	Tupperware Corporation Directors’ Stock Plan as amended November 12, 1998 (Attached as Exhibit 10.2 to Form 10-K filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.3	Form of Change of Control Agreement (Attached as Exhibit 10.2 to Form 10-Q for the third quarter of 1999 filed with the Commission on November 8, 1999, and incorporated herein by reference).

*10.4

Tax Sharing Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10, filed with the Commission on May 22, 1996, and incorporated herein by reference).

*10.5

Employee Benefits and Compensation Allocation Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

*10.6	Credit Agreements dated April 30, 2002 (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on May 14, 2002, and incorporated herein by reference).

Exhibit Number	Description

*10.7

Form of Franchise Agreement between a subsidiary of the Registrant and distributors of Tupperware products in the United States (Attached as Exhibit 10.7 to Form 10-K filed with the Commission on March 26, 2002, and incorporated herein by reference.)

*10.8

First Amendment dated August 8, 1997 to Credit Agreement dated May 16, 1996 (Attached as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 27, 1997, filed with the Commission on March 24, 1998, and incorporated herein by reference).

*10.9

Loan Agreement, Promissory Note, and Stock Pledge Agreement dated November 13, 1998, between a subsidiary of Tupperware and E.V. Goings (Attached as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 1998 filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.10	Management Stock Purchase Plan (Attached to Form S-8 (No. 333-48650) as Exhibit 4.3 filed with the Commission on October 26, 2000 and incorporated herein by reference).

*10.11	Form of Promissory Note between Tupperware and various executives (Attached as Exhibit 10.11 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.12	Form of Stock Pledge Agreement between Tupperware and various executives (Attached as Exhibit 10.12 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.13	Tupperware Corporation 2000 Incentive Plan as amended through August 10, 2000 (Filed on Form S-8 (No. 333-50012) on November 15, 2000, and incorporated herein by reference.)

10.14	Agreement between the Registrant and Richard W. Heath dated January 14, 2003.

*10.15

Form of Note Purchase Agreement between a subsidiary of the Registrant and participants in a private placement debt offering of $150 million Senior Notes due July 2011 (attached as Exhibit 10.1 to Form 10-Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

*10.16

The Registrant’s guaranty agreement with its subsidiary regarding $150 million Senior Notes due July 2011 (Attached as Exhibit 10.2 to Form 10-Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

10.17	Tupperware Corporation 2002 Incentive Plan

13	Pages 11 through 72 of the Annual Report to Shareholders of the Registrant for the year ended December 28, 2002.

21	Subsidiaries of Tupperware Corporation as of March 25, 2003.

23	Consent of Independent Accountants

24	Powers of Attorney.

99.1	Forms of Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b)  Reports on Form 8-K

During the quarter ended December 28, 2002, the Registrant did not file any reports on Form 8-K.

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of Tupperware Corporation

Our audits of the consolidated financial statements referred to in our report dated February 7, 2003 appearing in the 2002 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Orlando, Florida

February 7, 2003

TUPPERWARE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 28, 2002

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E.
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for doubtful accounts, current and long term:
Year ended December 28, 2002	$46.7	$10.2	$—	$(4.2)/F1	$50.5
				(2.2)/F2
Year ended December 29, 2001	$59.7	$13.4	$—	$(22.3)/F1	$46.7
				(4.1)/F2
Year ended December 30, 2000	53.4	13.9	0.1	(5.3) / F1	59.7
				(2.4) / F2
Valuation allowance for deferred tax assets:
Year ended December 28, 2002	$40.1	$0.1	$—	$(8.4)/F2	$31.8
Year ended December 29, 2001	31.8	8.3	—	—	40.1
Year ended December 30, 2000	30.8	1.0	—	—	31.8
Allowance for Inventory Obsolescence:
Year ended December 28, 2002	$20.8	$5.1	$—	(1.0)/F2	$16.1
				(8.8)/F3
Year ended December 29, 2001	24.6	3.5	—	(6.4)/F3	20.8
				(0.9)/F2
Year ended December 30, 2000	14.7	5.8	7.4 /F4	(2.5)/F3	24.6
				(0.8)/F2

F1	Represents write-offs less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs less inventory sold.
F4	BeautiControl acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE CORPORATION (Registrant)

By:	/s/ E.V. GOINGS
E.V. Goings Chairman and Chief Executive Officer

March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS E.V. Goings	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PRADEEP MATHUR Pradeep Mathur	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

* Judy B. Curry	Vice President and Controller (Principal Accounting Officer)

* Rita Bornstein, Ph.D	Director

* Kriss Cloninger III	Director

* Clifford J. Grum	Director

* Betsy D. Holden	Director

* Joe R. Lee	Director

* Bob Marbut	Director

* Angel R. Martinez	Director

* David R. Parker	Director

* Joyce M. Roché	Director

* M. Anne Szostak	Director

By:	/s/ THOMAS M. ROEHLK
Thomas M. Roehlk Attorney-in-fact

March 25, 2003

I, E.V. Goings, certify that:

1.  I have reviewed this annual report on Form 10-K of Tupperware Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and the other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ E.V. GOINGS
E.V. Goings Chairman & Chief Executive Officer

Date: March 25, 2003

I, Pradeep Mathur, certify that:

1. I have reviewed this annual report on Form 10-K of Tupperware Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and the other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PRADEEP MATHUR
Pradeep Mathur Senior Vice President & Chief Financial Officer

Date: March 25, 2003