Form 10-Q
period 2003-03-29
TUPPERWARE CORP
filed 2003-05-13
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended March 29, 2003

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

As of May 12, 2003, 58,365,838 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

SIGNATURES	26

CERTIFICATIONS	27

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 28, 2002.

The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended

	March 29, 2003	March 30, 2002

	(In millions, except per share amounts)
Sales and other income:
Net sales	$271.5	$251.9
Other income	—	0.7
Interest income	0.6	0.5

Total sales and other income	272.1	253.1

Costs and expenses:
Cost of products sold	89.3	79.8
Delivery, sales and administrative expense	164.8	147.2
Interest expense	5.0	5.2
Re-engineering and impairment charge	—	1.4
Other expense	4.8	0.4

Total costs and expenses	263.9	234.0

Income before income taxes	8.2	19.1
Provision for income taxes	1.8	3.5

Net income	$6.4	15.6

Net income per common share:
Basic	$0.11	$0.27

Diluted	$0.11	$0.27

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS
(Unaudited)

	March 29, 2003	December 28, 2002

	(In millions)
Cash and cash equivalents	$19.9	$32.6
Accounts receivable	136.6	139.8
Less allowances for doubtful accounts	(33.1)	(36.6)

	103.5	103.2
Inventories	154.9	148.2
Deferred income tax benefits, net	43.8	44.1
Prepaid expenses and other assets	34.3	32.0

Total current assets	356.4	360.1

Deferred income tax benefits, net	125.0	124.8
Property, plant and equipment	988.4	981.1
Less accumulated depreciation	(765.9)	(752.2)

	222.5	228.9
Long-term receivables, net of allowances of $14.0 million at March 29, 2003 and $12.4 million at December 28, 2002	40.9	39.6
Goodwill, net of accumulated amortization of $1.6 million at March 29, 2003 and December 28, 2002	56.2	56.2
Other assets, net	25.7	21.0

Total assets	$826.7	$830.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS’ EQUITY
(Unaudited)

	March 29, 2003	December 28, 2002

	(Dollars in millions except per share amounts)
Accounts payable	$66.2	$89.3
Short-term borrowings and current portion of long-term debt	42.2	21.2
Accrued liabilities	175.4	172.5

Total current liabilities	283.8	283.0
Long-term debt	264.5	265.1
Accrued post-retirement benefit cost	36.2	35.7
Other liabilities	69.7	69.3
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	22.8	22.8
Subscription receivable	(21.3)	(21.2)
Retained earnings	528.9	535.3
Treasury stock, 4,003,179 shares at March 29, 2003, and 4,006,381 shares at December 28, 2002, at cost	(110.1)	(110.2)
Unearned portion of restricted stock issued for future service	(0.1)	(0.1)
Accumulated other comprehensive loss	(248.3)	(249.7)

Total shareholders’ equity	172.5	177.5

Total liabilities and shareholders’ equity	$826.7	$830.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended

	March 29, 2003	March 30, 2002

	(In millions)
Operating Activities:
Net income	$6.4	$15.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13.5	11.6
Loss (gain) on sale of assets	0.2	(0.4)
Changes in assets and liabilities:
Decrease in accounts receivable	0.2	8.7
Increase in inventories	(5.8)	(14.6)
Decrease in accounts payable and accrued liabilities	(13.9)	(41.9)
Decrease in income taxes payable	(8.8)	(0.2)
Decrease in net deferred income taxes	0.5	0.5
Other, net	(5.0)	(6.3)

Net cash used in operating activities	(12.7)	(27.0)

Investing Activities:
Capital expenditures	(7.4)	(8.1)
Proceeds from disposal of property, plant and equipment	0.2	0.9

Net cash used in investing activities	(7.2)	(7.2)

Financing Activities:
Dividend payments to shareholders	(12.8)	(12.8)
Proceeds from exercise of stock options	—	0.6
Net increase in short-term debt	20.7	51.2

Net cash provided by financing activities	7.9	39.0

Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.1

Net (decrease) increase in cash and cash equivalents	(12.7)	4.9
Cash and cash equivalents at beginning of year	32.6	18.4

Cash and cash equivalents at end of period	$19.9	$23.3

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

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	March 29, 2003	December 28, 2002

Finished goods	$81.1	$81.3
Work in process	21.8	20.2
Raw materials and supplies	52.0	46.7

Total inventories	$154.9	$148.2

Note 3: Accounting for Stock-Based Compensation

Prior to December 28, 2002, the Company accounted for stock options utilizing the intrinsic method under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This method results in no stock-based compensation cost when options granted have an exercise price equal to market value at the date of grant. Stock-based compensation cost recognized in 2002 net income was immaterial. Effective in fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123”. Awards under the Company’s plans vest over periods ranging from one to seven years. Therefore, the cost related to the stock-based employee compensation that will be included in the determination of net income for 2003 will be less than that which would be recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. There were no new stock option grants during the quarter ended March 29, 2003; as such there was no incremental compensation expense to report as a component of net income for the period. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Note 3: Accounting for Stock-Based Compensation (continued)

	13 Weeks Ended

	March 29, 2003	March 30, 2002

Net income	$6.4	$15.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1.5)	(1.8)

Pro forma net income	$4.9	$13.8

Earnings per share:
Basic – as reported	$0.11	$0.27

Basic – pro forma	$0.08	$0.24

Diluted – as reported	$0.11	$0.27

Diluted – pro forma	$0.08	$0.24

Note 4: Net Income Per Common Share

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

	13 Weeks Ended

	March 29, 2003	March 30, 2002

Weighted average number of shares used in the basic earnings per share computation	58.3	58.1

Differences in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.1	0.6

Potential common stock excluded in diluted earnings per share because inclusion would have been anti-dilutive	10.5	3.6

Note 5: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the first quarter were as follows (in millions):

	13 Weeks Ended

	March 29, 2003	March 30, 2002

Net income	$6.4	$15.6
Foreign currency translation adjustments	(0.5)	(0.9)
Deferred gain on cash flow hedges, net of tax provision of $1.0 million for the first quarter 2003	1.6	—
Net equity hedge gain, net of tax provision of $0.2 and $0.6 million for the first quarter 2003 and 2002, respectively	0.3	0.9

Comprehensive income	$7.8	$15.6

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 8, “Accounting for Derivative Instruments and Hedging Activities”.

Note 6: Re-engineering Program

In 1999, the Company announced a re-engineering program designed to improve operating profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Through the end of 2002, $64 million of costs were incurred since the inception of the program mainly for severance, information technology expenditures and plant closure costs, net of gains on sale of facilities closed as part of the program. There have been no further costs in connection with this program and none are anticipated. Costs incurred in the first quarter of 2002, by line item were as follows:

13 Weeks Ended

March 30, 2002

Re-engineering and impairment charge	$1.4
Delivery, sales and administrative expense	0.1

Total pretax re-engineering costs	$1.5

Note 6: Re-engineering Program (continued)

In the first quarter of 2002, the re-engineering and impairment charge line item included costs for severance primarily due to an ongoing restructuring of administrative functions, primarily in Europe and at the Company’s BeautiControl subsidiary. It also included costs of approximately $0.4 million associated with the maintenance of previously closed facilities in Europe and North America. The severance charges, totaling $1.0 million for the first quarter, related to approximately 15 employees in Europe and 9 in BeautiControl. Delivery, sales and administrative expense for 2002 included internal and external consulting costs associated with executing the re-engineering projects and other cost savings initiatives.

The liability balance, included in accrued liabilities, as of March 29, 2003 and December 28, 2002 was as follows (in millions):

	2003	2002

Beginning of year balance	$8.8	$6.9
Provision	—	20.8
Cash expenditures:
Severance	(1.9)	(14.0)
Other	(0.1)	(2.8)
Non-cash asset impairments	—	(1.3)
Translation impact	0.5	(0.8)

End of period balance	$7.3	$8.8

The remaining accrual relates primarily to costs of eliminating positions as a result of re-engineering actions and will largely be paid out by the end of 2003.

Effective fiscal 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities”, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3, “Accounting for Restructuring Charges”. SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. There have been no such activities initiated in 2003; as such, the Company adopted this standard with no impact.

Note 7: Segment Information

The Company manufactures and distributes products primarily through independent sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. The unallocated expenses in 2003 include a $4.2 million foreign exchange loss from the Company’s program to hedge foreign profit as discussed more fully in Note 8 which was primarily responsible for the increase.

Note 7: Segment Information (continued)

	13 Weeks Ended

	March 29, 2003	March 30, 2002

Net sales:
Europe	$135.3	$99.8
Asia Pacific	39.0	41.4
Latin America	20.5	34.5
North America	55.7	58.2
BeautiControl North America	21.0	18.0

Total net sales	$271.5	$251.9

Segment profit:
Europe	$29.5	$16.9
Asia Pacific	1.1	3.2
Latin America	(2.0)	2.7
North America	(7.7)	3.6
BeautiControl North America	1.4	1.6

Total segment profit	22.3	28.0
Unallocated expenses	(9.7)	(3.5)
Other income	—	0.7
Re-engineering and impairment charge	—	(1.4)
Interest expense, net	(4.4)	(4.7)

Income before income taxes	$8.2	$19.1

Note 8: Accounting for Derivative Instruments and Hedging Activities

The Company markets its products in over 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and manages the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as either a fair value hedge, cash flow hedge or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swaps to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of interest expense. As of March 29, 2003, there were no active fixed-rate to floating-rate swaps. On April 2, 2003, the Company entered into two option agreements granting counter parties the right to exercise an option to put the Company into an interest rate swap agreement. These swap agreements would serve to convert a portion of the Company’s $150 million 7.91% debt due in July 2011 from fixed to floating rate interest. For the first option, which expires June 26, 2003, the Company received a premium of $275,000.

Note 8: Accounting for Derivative Instruments and Hedging Activities (continued)

For the second option, which expires June 27, 2003, the Company received a premium of $321,000. If the options are executed, any gain or loss resulting from a change in the fair value of the options will be recorded as a component of net income at this time. Future changes in the fair value of the swap will be recorded as a component of net income offset by changes in the fair value of the debt instrument to the extent that the hedge is effective. If the options expire unexercised, the Company will record the premiums as a component of other income in the second quarter of 2003. The swap agreements behind the options both mature on July 15, 2011 and have notional amounts of $50 million. Under the first swap, the Company would receive semi-annual interest payments coinciding with the interest payments on the underlying debt of 7.91% and would pay a variable rate based on the 6 month LIBOR rate plus 3.32 percent. Under the second swap, the Company would pay a variable rate of LIBOR plus 3.21 percent. Other terms would be the same. Effective July 30, 2002, the Company terminated two of its interest rate swap agreements representing notional amounts of $50 million and $75 million and generating gains of approximately $1.7 million and $3.3 million, respectively. These gains are being recognized as a reduction of net interest expense over the remaining lives of the related debt, approximately 3 years and 8 years, respectively. Additionally, in the fourth quarter of 2001, the Company terminated a swap agreement representing a notional amount of $75 million and generating a net gain of $5.4 million. This gain is being recognized as a reduction of net interest expense over the remaining life of the debt of approximately 8 years. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in other expense for the first quarters ended March 29, 2003 and March 30, 2002 were immaterial.

During the first quarter of 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate and is calculated in arrears. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge, it does not qualify for hedge accounting treatment. Accordingly, gains or losses resulting from this agreement are recorded as a component of net interest expense as incurred. The change in the quarter ended March 29, 2003 was insignificant and a net loss of $0.3 million was recorded in the quarter ended March 30, 2002 in net interest expense.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. Approximately $4.2 million was recorded in foreign exchange loss as a component of other expense in the first quarter of 2003. The ineffective portion of the gain or loss on the hedging instrument is recorded in other expense. As of March 29, 2003, the balance in other comprehensive loss was $1.5 million loss net of tax. Based on exchange rates at the end of the first quarter of 2003, this balance would become a component

Note 8: Accounting for Derivative Instruments and Hedging Activities (continued)

of net income in the remainder of 2003. The change in the balance in other comprehensive loss during the quarter ended March 29, 2003, was a net $1.6 million gain after tax. The ineffective portion in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the first quarter of 2003, the Company recorded net gains associated with these hedges of $0.3 million after tax in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 9: Revolving Line of Credit

On April 30, 2002, the Company entered into a $250 million revolving line of credit to replace an existing credit facility that was scheduled to expire. Of the $250 million, $100 million was scheduled to expire on April 28, 2003 and the remaining $150 million expires on April 29, 2005. On April 28, 2003, an amendment to the agreement was executed which extended the expiration of the $100 million to April 27, 2004. This agreement requires the Company to meet certain financial covenants and subjects the Company to a net worth test that could restrict the Company’s ability to pay dividends if consolidated net worth is insufficient to meet the requirements of this test. At March 29, 2003, the requirement was $110.7 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter was $160.2 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid.

Note 10: Investments

In the second quarter of 2002, the Company began a program to hedge, for the following twelve months, its foreign income related to the euro, Japanese yen, Korean won, and Mexican peso. The purpose of the program was to largely mitigate the foreign exchange impact on the net income comparison between the current year and the prior year. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of significant declines in Mexican income and the higher relative cost of Mexican peso forward contracts. Additionally, as the cost of the program increased, the Company determined that the cost of the program exceeded the benefits and no new contracts for the other currencies will be entered during 2003.

In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities. The securities purchased are classified as available-for-sale with gains or losses on these securities recorded as a component of other comprehensive loss until maturity or sale, at which time any accumulated gains or losses are recorded as a component of net income. The forward contracts are considered cash flow hedges and gains or losses are recorded as a component of other comprehensive loss until the securities are sold. These investment securities have maturities of less than three months and are recorded as a cash equivalent. At March 29, 2003, the Company had no such investments outstanding. During the first quarter of 2003, the Company sold available-for-sale securities and generated $22.0 million of proceeds and realized losses of $4.2 million based upon specific identification, which were recorded in other expense.

Note 11: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 12: Subsequent Event

In continuation of the Company’s program to sell land held for development near its Orlando, Florida headquarters, the Company closed the sale of a parcel of land on April 18, 2003, recognizing net proceeds of approximately $1.6 million, and will record a gain on the transaction of approximately $1.2 million in the second quarter of 2003.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 29, 2003 compared with the 13 weeks ended March 30, 2002, and changes in financial condition during the 13 weeks ended March 29, 2003.

The Company’s primary means of distributing its product is through independent sales consultants, which are also its customers. The majority of the Company’s products are in turn sold to end customers who are not members of the Company’s sales forces. The Company is dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network could have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows.

Net Sales

Net sales for the first quarter ended March 29, 2003 were $271.5 million, an increase of $19.6 million, or 8 percent, from $251.9 million in 2002. Excluding the $19.1 million favorable impact of foreign exchange, net sales were flat with 2002. Significant improvement in the European Tupperware business as well as BeautiControl North America was offset by modest declines in North America and Asia Pacific and a substantial decline in Latin America. North America continued to transition distributors to the new business model and is expected to be completed by the end of 2003. As of the end of the first quarter 2003, approximately 70 percent of U.S. distributors were on the new business model compared with 30 percent at the end of the first quarter of 2002. Under the new business model, sales in the United States are being made directly to the sales force with the distributor being compensated with a commission on the sale. This results in a higher sales price that is offset by higher operating expenses with no significant impact on segment profit. The impact of this change was to increase North American sales by $12 million in the first quarter of 2003 and $2.4 million in the first quarter of 2002. Excluding this from both years and excluding the foreign exchange impact, net sales for the Company were down three percent compared with the first quarter of 2002.

Re-engineering Costs

In 1999, the Company announced a re-engineering program designed to improve segment profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Through the end of 2002, $64 million of costs were incurred since the inception of the program mainly for severance, information technology expenditures and plant closure costs, net of gains on sale of facilities closed as part of the program. There have been no further costs in connection with this program and none are anticipated. Total costs incurred by line item in the first quarter of 2002 were as follows:

13 Weeks Ended

March 30, 2002

Re-engineering and impairment charge	$1.4
Delivery, sales and administrative expense	0.1

Total pretax re-engineering costs	$1.5

Total after-tax re-engineering costs	$1.2

In the first quarter of 2002, the re-engineering and impairment charge line item included costs for severance primarily due to a restructuring of administrative functions, primarily in Europe and at the Company’s BeautiControl subsidiary. It also included costs of approximately $0.4 million associated with the maintenance of previously closed facilities in Europe and North America. The severance charges, totaling $1.0 million for the first quarter of 2002 related to approximately 15 employees in Europe and 9 in BeautiControl. Delivery, sales and administrative expense for 2002 included internal and external consulting costs associated with executing the re-engineering projects and other cost savings initiatives.

Effective fiscal 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities”, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3, “Accounting for Restructuring Charges”. SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. There have been no such activities initiated in 2003; as such, the Company adopted this standard with no impact.

Costs and Expenses

Cost of products sold as a percentage of sales was 32.9 percent and 31.7 percent for the first quarter of 2003 and 2002, respectively. All areas had a reduced gross margin percentage for the quarter primarily due to unfavorable price and mix variances as well as unfavorable manufacturing and other variances. The largest change as a percentage of sales was in Latin America due mainly to Mexico’s reduced volume, unfavorable overhead spending and less favorable material prices. In Europe, cost of products sold as a percentage of sales increased by about two percentage points due to an unfavorable mix and overhead spending. Also contributing to the increase was the inclusion of a credit in the first quarter of 2002 for approximately $0.9 million for a claim under an insurance

Costs and Expenses (continued)

policy related to a minor equipment failure. The new business model in North America had about one percentage point favorable impact on the Company’s cost of products sold as a percentage of sales since, as described earlier, sales prices are higher under the new business model.

Delivery, sales and administrative expense increased as a percentage of sales to 60.7 percent for the first quarter of 2003, compared with 58.5 percent in 2002. The increase was primarily due to an increase in commission expense from the continued roll out of the new business model in the United States as described earlier.

The increase in other expense was due to a $4.2 million foreign exchange loss from the Company’s program to hedge foreign profit as discussed more fully in the Market Risk section. This loss is included in the unallocated expenses in 2003.

Net Interest Expense

In the first quarter of 2003, the Company incurred net interest expense of $4.4 million compared with $4.7 million in the comparable 2002 period. The decrease in the 2003 period was primarily due to lower levels of outstanding debt.

Tax Rate

The effective tax rate was 22.5 percent for the first quarter of 2003 compared with 18.5 percent for the comparable period in 2002. The increase was due to a lower international rate reflecting a favorable mix of earnings in the prior year. These effective tax rates were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

Net income for the quarter decreased to $6.4 million, or $0.11 per share, compared with $15.6 million, or $0.27 per share, in 2002, which included $1.5 million (pretax) in re-engineering costs. The decline was largely due to segment losses in the North American Tupperware business, as well as Latin America. In addition, Asia Pacific had a substantial decline in segment profit. Partially offsetting these declines was a significant increase in European segment profit and the absence of re-engineering costs in 2003. Also contributing to the decline from 2002 was the fact that the 2002 net income included a pretax gain of approximately $0.7 million received as compensation for land to be used for a road adjacent to the Company’s Orlando, Florida headquarters site. This item was included in other income in the income statement. Foreign exchange did not have a significant impact on the net income comparison as the translation hedging program eliminated the majority of the net impact of the change in the exchange rate for the major currencies.

In the first quarter of 2003 and 2002, international operations generated 73 percent and 71 percent of sales, respectively, and 100 percent and 81 percent of segment profit, respectively.

Segment Results (dollars in millions)

Europe

			Increase		Restated* decrease	Positive foreign exchange impact	Percent of total

	2003	2002	Dollar	Percent			2003	2002

Net sales	$135.3	$99.8	$35.5	36%	11%	$21.7	50%	40%
Segment profit	29.5	16.9	12.6	74	40	4.2	132	60

*

Restated refers to the exclusion of the impact of foreign exchange on the comparison

The strong sales increase in local currency was driven by an increase in both the sales force size and average active sales force of four percent as favorable results of the promotional investments made in the first half of 2002 are being seen. All of the segment’s major markets had increased sales with strong increases in the Nordics, France, Italy, and Austria and a slight increase in Germany. The Nordic, Italian, and Austrian increases were due to larger and more active sales forces and the French and German increases were largely due to improved sales force productivity. Additionally, the fourth quarter of 2001 included a high level of distributor orders in anticipation of January 2002 promotional programs, implementation of the euro currency and the expectation of inclement weather in some countries, which reduced first quarter 2002 shipments. This unusual level of orders did not recur in December 2002. For the segment, business-to-business sales were approximately $3.1 million higher in the first quarter of 2003 than in the comparable 2002 period. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs. Consequently, activity in one period may not be indicative of future trends. Overall, Europe experienced increased volume and a favorable selling price mix of products during the quarter compared with the prior year.

Segment profit increased significantly due to the impact of higher sales, as well as reduced promotional spending and cost reductions from the re-engineering program and other initiatives.

The integrated direct access (IDA) program, which is a convergence of the core party plan business with retail access points, Internet sales and television shopping, continued in Europe. The program is based on the very successful growth model of these channels in the United States, including the benefit of party and recruiting leads for the core direct selling business. The expansion in Europe of the IDA program will be at a less aggressive pace than the United States to allow time for sufficient training of the sales force in managing the new channels of access. The Company had an average of 111 and 69 retail access points open in Europe during the first quarter of 2003 and 2002, respectively.

Asia Pacific

			Decrease		Restated* decrease	Positive foreign exchange impact	Percent of total

	2003	2002	Dollar	Percent			2003	2002

Net sales	$39.0	$41.4	$(2.4)	(6)%	(13)%	$3.6	14%	16%
Segment profit	1.1	3.2	(2.1)	(66)	(71)	0.6	5	11

*

Restated refers to the exclusion of the impact of foreign exchange on the comparison

First quarter net sales decreased 13 percent in local currency as there were shortfalls in nearly all markets in the segment. The largest decreases were in Korea and the Philippines. These two markets were primarily responsible for a 12 percent decline in total sales force and a 26 percent decline in active sales force for the segment. Government regulatory changes aimed at the direct selling industry in Korea caused necessary changes in the sales force structure and commission model during 2002, which disrupted the sales force and resulted in a dramatic loss of highly productive managers. Additional revisions were made to the compensation plan and were implemented in the latter part of the first quarter of 2003. Initial reaction has been favorable, and it is expected that the market will begin to improve in the latter half of 2003. The Philippines continued to be challenged by a significantly lower sales force, but started showing signs of stability based on recent sales trends. Japan, the segment’s largest market, had a slight decline in sales for the quarter as a result of a slightly less active but more productive sales force. The segment was also negatively impacted by decreased consumer activity resulting from the outbreak and surrounding publicity of the new respiratory illness known as Severe Acute Respiratory Syndrome, or SARS. Overall, the segment encountered decreased volume coupled with an unfavorable mix of products for the first quarter of 2003 compared to the prior year.

First quarter segment profit was down significantly as compared with the same period last year. This decline in segment profit reflected the lower sales, which was partially offset by lower promotional spending.

During the quarter, the Company had approximately 450 and 350 retail access points open in Asia Pacific markets in 2003 and 2002, respectively. In addition to malls, the sites were in professional offices, independent store fronts, schools and other locations mainly due to differences in local customs and retail infrastructure in different markets. Additionally, over half of the segment’s access points relate to China where regulations require the Company to operate through independent storefronts.

Results were also impacted by favorable foreign exchange primarily due to the Korean won, Australian dollar and the Japanese yen.

Latin America

			Decrease		Restated* decrease	Negative foreign exchange impact	Percent of total

	2003	2002	Dollar	Percent			2003	2002

Net sales	$20.5	$34.5	$(14.0)	(41)%	(27)%	$(6.3)	14%	14%
Segment (loss) profit	(2.0)	2.7	(4.7)	(—)	(—)	(0.7)	nm	10

*

Restated refers to the exclusion of the impact of foreign exchange on the comparison

(—)

Decrease of more than 100 percent

nm

Not meaningful

During the first quarter of 2003, local currency sales were down significantly from the first quarter of 2002. The decline was primarily due to continued challenges in Mexico where the sales force size was insufficient to offset economic challenges. Trends in Mexico are beginning to stabilize and both this market and the segment are expected to show improved results in the second half of 2003. Overall, the decrease was primarily due to reduced sales volume, which was only partially offset by a favorable product mix in the segment.

The decline in segment profit reflected the lower sales, unfavorable overhead spending, primarily in Mexico, and less favorable material prices. This was partially offset by lower promotional and distribution spending in the first quarter of 2003, in comparison with the prior year.

The foreign exchange impact on results was due primarily to the weakening of the Mexican peso.

North America

			Decrease		Restated* decrease	Positive foreign exchange impact	Percent of total

	2003	2002	Dollar	Percent			2003	2002

Net sales	$55.7	$58.2	$(2.5)	(4)%	(5)%	$0.2	20%	23%
Segment (loss) profit	(7.7)	3.6	(11.3)	(—)	(—)	—	nm	13

*

Restated refers to the exclusion of the impact of foreign exchange on the comparison

(—)

Decrease of more than 100 percent

nm

Not meaningful

A modest decline in the United States sales led to the segment decline. As discussed earlier, North American sales were impacted by the continued roll-out of the new business model, which results in a higher sales price that is offset by higher operating expenses with no significant profit impact. Currently, approximately 70 percent of U.S. distributors are on the new model compared with 30 percent at the end of the first quarter of 2002. Excluding foreign currency and implementation of a new business model, sales declined 22 percent. Additionally, severe snowstorms in January and February impacted nearly half of the sales force and resulted in lower sales

North America (continued)

and recruiting opportunities, as well as reducing future party scheduling. These factors combined with the decrease in parties and consumer spending due to attention paid to the war in Iraq had a significant influence on sales and sales force trends during the first quarter of 2003. At the end of 2002, the Company significantly expanded its relationship with Target Corporation and began selling in over 1,100 Target stores in the United States. Although the Target expansion has been a success, the sales force was distracted from promoting Tupperware parties which affected both sales and recruiting. As part of the IDA strategy, total retail access points open in North America, including the Target locations, were approximately 1,400 and 300 during the first quarter of 2003 and 2002, respectively. A large promotion in May, along with increased contact with the sales force, is expected to result in sequential improvement in the second quarter.

The segment loss in the first quarter of 2003 compared with profit in 2002 was due to the lower sales and increased promotional spending to drive sales force activity and recruiting to begin to regain momentum in the business. Also contributing to the first quarter loss was slightly lower margins earned on products sold through Target as a result of packaging costs.

BeautiControl

			Increase (decrease)		Restated* decrease (decrease)	Foreign exchange impact	Percent of total

	2003	2002	Dollar	Percent			2003	2002

Net sales	$21.0	$18.0	$3.0	17%	17%	$—	8%	7%
Segment profit	1.4	1.6	(0.2)	(10)	(10)	—	6	6

*

Restated refers to the exclusion of the impact of foreign exchange on the comparison

Sales by BeautiControl North America increased 17 percent as the leadership development program and recruiting promotions continued to produce strong recruiting and sales performance. Compared with prior year, the total sales force grew 11 percent and the average active sales force grew nine percent. The cost of these promotional programs was primarily responsible for the decline in the segment profit and is expected to continue through the second quarter. First quarter 2003 segment profit was also impacted by an unfavorable product mix.

Financial Condition

Liquidity and Capital Resources. Working capital decreased to $72.5 million as of March 29, 2003 compared with $77.1 million as of the end of 2002. This decrease was due to higher net short-term borrowings and current portion of long-term debt and a decrease in the cash on hand. Both of these items reflect the fact that the fourth quarter represents the Company’s most significant quarter for cash flow. Partially offsetting these decreases was a decrease in accounts payable due to the timing of payments and a modest increase in inventory due primarily to the impact of a weaker U.S. dollar compared with the euro.

As of March 29, 2003, the Company had $223.1 million available under its unsecured revolving line of credit. This line of credit

Financial Condition (continued)

agreement totals $250 million, of which $100 million was due to expire on April 28, 2003, and the remaining $150 million expires on April 29, 2005. On April 28, 2003, an amendment to the agreement was executed which extends the expiration of the $100 million portion to April 27, 2004. This agreement requires the Company to meet certain financial covenants and subjects the Company to a net worth test that could restrict the Company’s ability to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the first quarter of 2003, the requirement was $110.7 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter was $160.2 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid.

In addition to the revolving line of credit, the Company had approximately $125 million available under other uncommitted lines of credit as of March 29, 2003.

The Company sells commercial paper under both domestic and euro programs to satisfy most of its short-term financing needs. These programs are backed by the Company’s revolving line of credit. The Company’s current credit rating for commercial paper is A2/P2, which puts the Company in a market for the sale of commercial paper that is less active than those corresponding to higher credit ratings. On July 31, 2002, Standard & Poor’s, one of the Company’s debt rating agencies, revised its outlook on the Company from stable to negative. At the same time, the Company’s debt ratings, including its A2 short-term corporate credit and commercial paper rating, were affirmed. The Company will be making its annual business update presentation to both of its debt rating agencies in the middle of May at which time the agencies may re-evaluate their ratings. In the event a downgrade did occur in the short-term credit and commercial paper rating, the Company’s ability to sell commercial paper would be effectively eliminated. The Company would, however, be able to continue to meet its liquidity needs by drawing on the committed revolving line of credit and possibly the uncommitted lines of credit. These borrowing facilities and cash generated by operating activities as well as proceeds from the Company’s program to sell land for development as discussed below are expected to be adequate to finance working capital needs and capital expenditures.

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

Operating Activities. Net cash used in operating activities for the first three months of 2003 was $12.7 million, compared with $27.0 million in the 2002 period. The difference between the periods was primarily due to a lower decrease in accounts payable and accrued liabilities and a lower increase in inventories; partially offset by a lower decrease in accounts receivable, a higher decrease in income taxes payable and lower net income.

Financial Condition (continued)

Investing Activities. The $7.2 million of cash used in investing activities for the first quarter of both 2003 and 2002 was primarily for capital expenditures. Capital expenditures in 2003 were principally for new molds and 2002 capital expenditures were for new molds, as well as information technology investments in connection with the re-engineering program. Full year 2003 capital expenditures are expected to be approximately $45 million. Offsetting this spending in 2003 and 2002 was approximately $0.2 million and $0.9 million, respectively, of proceeds from the disposal of certain property, plant and equipment. Most of the proceeds in 2002 were from compensation for land to be used for a road adjacent to the Company’s Orlando, Florida headquarters site.

Effective April 18, 2003, the Company completed the sale of a parcel of land in continuation of its program to sell property held for development near its headquarters site and received gross proceeds of approximately $1.6 million. As this program continues, the Company expects to generate total proceeds of $80 to $90 million, including approximately $13 million received in 2002, and be completed over the next two to four years.

Financing Activities. Dividends paid to shareholders were $12.8 million for the first quarter of both 2003 and 2002.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and interest rate swaps. On April 2, 2003, the Company entered into two option agreements granting counter parties the right to put the Company into interest rate swap agreements on a portion of its long-term debt. The options expire on June 26 and June 27, 2003, and the Company has received premiums totaling approximately $0.6 million for granting the options. If the options are exercised, the resulting swap agreements would total a notional amount of $100 million and expire in 2011. The Company would receive semi-annual interest payments at 7.91 percent and make floating rate interest payments based on the six-month LIBOR rate plus 3.32 percent on $50 million and 3.21 percent on $50 million. Currently, there are no active fixed-rate to floating-rate swaps, however, under its present policy, the Company has set a target of having approximately half of its borrowings with floating interest rates. If short-term interest rates were 10 percent higher or lower, the change in the Company’s interest expense for the first quarter would have been insignificant.

Market Risk (continued)

A significant portion of the Company’s sales and profits come from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

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

Although this currency risk is partially mitigated by the natural hedge arising from the Company locating most of its manufacturing operations in local markets, a strengthening U.S. dollar generally has a negative impact on the Company’s financial results. In response to this fact, Tupperware uses financial instruments, such as forward contracts to hedge its exposure to certain foreign currency risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with these and other instruments certain other exposures to various currencies arising from non-permanent intercompany loans and forecasted purchase commitments. Beginning in the second quarter of 2002, the Company began a program to hedge its foreign income related to the euro, Japanese yen, Korean won and Mexican peso. The purpose of the program was to largely mitigate the foreign exchange impact on the net income comparison between the current year and the prior year. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of significant declines in Mexican income and the higher relative cost of Mexican peso forward contracts. Additionally, as the cost of the program increased, the Company determined that the cost of the program exceeded the benefits and no new contracts for the other currencies will be entered during 2003. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities which are recorded as cash equivalents. As of March 29, 2003, there were no U.S. dollar-denominated securities outstanding. Approximately $4.2 million related to these hedges was recorded in foreign exchange loss as a component of other expense in the first quarter of 2003. As of March 29, 2003, the balance in other comprehensive loss was $1.5 million loss net of tax, which will be adjusted as exchange rates fluctuate and recorded as a component of income when the related hedged securities mature throughout the remainder of 2003.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, it should not be assumed that the Company agrees with any statement or report issued by any analyst irrespective of the content of the confirming financial forecasts or projections issued by others.

Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company’s independent sales force; success of new products and promotional programs; the ability to obtain all government approvals on land development; the success of buyers in attracting tenants for commercial development; economic and political conditions generally and foreign exchange risk in particular; disruptions with the integrated direct access strategies; integration of cosmetics and other non-traditional product lines into Company operations; and other risks detailed in the Company’s report on Form 8-K dated April 10, 2001, as filed with the Securities and Exchange Commission.

PART II

OTHER INFORMATION

Item 4.

Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period prior to the filing date of this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In addition, there have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

(10.1)

Form of First Amendment, dated April 28, 2003, to Credit Agreements dated April 30, 2002 among Tupperware Corporation as the Borrower, Bank of America, N.A. as the Administrative Agent and Citibank, N.A. as Syndication Agent and Lending Parties

(99.1)

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(99.2)

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

Item 6.

Exhibits and Reports on Form 8-K (continued)

(b)

Reports on Form 8-K

Report dated April 23, 2003, reporting Item 9. “Regulation FD Disclosure” and Item 12. “Results of Operations and Financial Condition”. The Registrant issued an earnings release announcing its financial results for the first quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION
By:	/s/ PRADEEP MATHUR

Senior Vice President and Chief Financial Officer

By:	/s/ JUDY B. CURRY

Vice President and Controller

Orlando, Florida

May 12, 2003

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

Date: May 12, 2003	/s/ E.V. GOINGS

E.V. Goings Chairman and Chief Executive Officer

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

Date: May 12, 2003	/s/ PRADEEP MATHUR

Pradeep Mathur Senior Vice President and Chief Financial Officer

Exhibit Index

Ex #	Exhibit Description

(10.1)

Form of First Amendment, dated April 28, 2003, to Credit Agreements dated April 30, 2002 among Tupperware Corporation as the Borrower, Bank of America, N.A. as the Administrative Agent and Citibank, N.A. as Syndication Agent and Lending Parties

(99.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(99.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer