Form 10-Q
period 2003-06-28
TUPPERWARE CORP
filed 2003-08-12
CIK 1008654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the 13 weeks ended June 28, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

As of August 10, 2003, 58,433,698 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

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

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
	June 28, 2003	June 29, 2002
	(In millions, except per share amounts)
Sales and other income:
Net sales	$310.0	$286.1
Other income	1.8	27.0
Interest income	0.4	0.6

Total sales and other income	312.2	313.7

Costs and expenses:
Cost of products sold	108.6	94.7
Delivery, sales and administrative expense	179.4	155.2
Interest expense	2.5	6.3
Re-engineering and impairment charge	—	16.3
Other expense	3.5	0.3

Total costs and expenses	294.0	272.8

Income before income taxes	18.2	40.9
Provision for income taxes	4.1	8.9

Net income	$14.1	$32.0

Net income per common share:
Basic	$0.24	$0.55

Diluted	$0.24	$0.54

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	26 Weeks Ended
	June 28, 2003	June 29, 2002
	(In millions, except per share amounts)
Sales and other income:
Net sales	$581.5	$538.0
Other income	1.8	27.7
Interest income	1.0	1.1

Total sales and other income	584.3	566.8

Costs and expenses:
Cost of products sold	197.9	174.5
Delivery, sales and administrative expense	344.2	302.4
Interest expense	7.5	11.5
Re-engineering and impairment charge	—	17.7
Other expense	8.3	0.7

Total costs and expenses	557.9	506.8

Income before income taxes	26.4	60.0
Provision for income taxes	5.9	12.4

Net income	$20.5	$47.6

Net income per common share:
Basic	$0.35	$0.82

Diluted	$0.35	$0.81

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 28, 2003	December 28, 2002
	(In millions)
Cash and cash equivalents	$21.9	$32.6

Accounts receivable	132.8	139.8
Less allowances for doubtful accounts	(25.8)	(36.6)

	107.0	103.2

Inventories	159.4	148.2
Deferred income tax benefits, net	47.7	44.1
Prepaid expenses and other assets	42.6	32.0

Total current assets	378.6	360.1

Deferred income tax benefits, net	128.2	124.8

Property, plant and equipment	1,037.5	981.1
Less accumulated depreciation	(810.6)	(752.2)

	226.9	228.9
Long-term receivables, net of allowances of $25.4 million at June 28, 2003 and $12.4 million at December 28, 2002	42.6	39.6
Goodwill, net of accumulated amortization of $1.6 million at June 28, 2003 and December 28, 2002	56.2	56.2
Other assets, net	20.9	21.0

Total assets	$853.4	$830.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 28, 2003	December 28, 2002
	(Dollars in millions except per share amounts)
Accounts payable	$75.1	$89.3
Short-term borrowings and current portion of long-term debt	6.6	21.2
Accrued liabilities	191.8	172.5

Total current liabilities	273.5	283.0

Long-term debt	265.2	265.1
Accrued post-retirement benefit cost	36.2	35.7
Other liabilities	75.1	69.3
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	22.9	22.8
Subscriptions receivable	(21.2)	(21.2)
Retained earnings	528.9	535.3
Treasury stock, 3,936,651 shares at June 28, 2003, and 4,006,381 shares at December 28, 2002, at cost	(108.2)	(110.2)
Unearned portion of restricted stock issued for future service	(0.1)	(0.1)
Accumulated other comprehensive loss	(219.5)	(249.7)

Total shareholders’ equity	203.4	177.5

Total liabilities and shareholders’ equity	$853.4	$830.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	June 28, 2003	June 29, 2002
	(In millions)
Operating Activities:
Net income	$20.5	$47.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.4	23.6
Net gain on sale of assets	(0.6)	(27.1)
Non-cash impact of re-engineering and impairment charge	—	1.3
Changes in assets and liabilities:
Decrease in accounts receivable	5.0	8.5
Increase in inventories	(0.5)	(14.6)
Increase (decrease) in accounts payable and accrued liabilities	2.2	(10.7)
Decrease in income taxes payable	(10.3)	(9.8)
(Increase) decrease in net deferred income taxes	(5.0)	9.0
Net cash impact from hedge activity	11.6	(0.4)
Other, net	(7.5)	(3.9)

Net cash provided by operating activities	41.8	23.5

Investing Activities:
Capital expenditures	(17.4)	(18.4)
Proceeds from disposal of property, plant and equipment	3.0	38.8

Net cash (used in) provided by investing activities	(14.4)	20.4

Financing Activities:
Dividend payments to shareholders	(25.7)	(25.6)
Proceeds from exercise of stock options	0.9	4.0
Net increase (decrease) in short-term debt	1.2	(17.1)
Payment of long-term debt	(15.0)	—

Net cash used in financing activities	(38.6)	(38.7)

Effect of exchange rate changes on cash and cash equivalents	0.5	2.0

Net (decrease) increase in cash and cash equivalents	(10.7)	7.2
Cash and cash equivalents at beginning of year	32.6	18.4

Cash and cash equivalents at end of period	$21.9	$25.6

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

Note 2:    Inventories

Inventories, by component, are summarized as follows (in millions):

	June 28, 2003	December 28, 2002
Finished goods	$85.0	$81.3
Work in process	22.6	20.2
Raw materials and supplies	51.8	46.7

Total inventories	$159.4	$148.2

Note 3:    Accounting for Stock-Based Compensation

Prior to December 28, 2002, the Company accounted for stock options utilizing the intrinsic method under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This method results in no stock-based compensation cost when options granted have an exercise price equal to market value at the date of grant. Stock-based compensation cost recognized in 2002 net income was immaterial. Effective for fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123”. Awards under the Company’s plans vest over periods up to seven years. Therefore, the cost related to the stock-based employee compensation that will be included in the determination of net income for 2003 will be less than that which would be recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Stock options for 37,000 shares were granted during the quarter ended June 28, 2003, and approximately $0.1 million was expensed under the fair-value-based method. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Note 3:    Accounting for Stock-Based Compensation (continued)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$14.1	$32.0	$20.5	$47.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.1	—	0.1	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1.6)	(1.8)	(3.1)	(3.5)

Pro forma net income	$12.6	$30.2	$17.5	$44.1

Earnings per share:
Basic – as reported	$0.24	$0.55	$0.35	$0.82

Basic – pro forma	$0.22	$0.52	$0.30	$0.76

Diluted – as reported	$0.24	$0.54	$0.35	$0.81

Diluted – pro forma	$0.22	$0.51	$0.30	$0.75

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

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Weighted average number of shares used in the basic earnings per share computation	58.4	58.3	58.4	58.2

Differences in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	—	1.0	—	0.8

Potential common stock excluded in diluted earnings per share because inclusion would have been anti-dilutive	10.3	2.1	10.4	2.9

Note 5:    Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the second quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$14.1	$32.0	$20.5	$47.6
Foreign currency translation adjustments	34.0	13.8	33.5	12.9
Deferred loss on cash flow hedges, net of tax benefit of $1.9 and $3.5 million for the second quarter 2003 and 2002, respectively, and $0.9 and $3.5 million for the comparable year-to-date periods	(3.1)	(5.4)	(1.5)	(5.4)
Net equity hedge loss, net of tax benefit of $1.3 and $2.1 million for the second quarter 2003 and 2002, respectively, and $1.1 and $1.5 million for the comparable year-to-date periods	(2.1)	(3.3)	(1.8)	(2.4)

Comprehensive income	$42.9	$37.1	$50.7	$52.7

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 8, “Accounting for Derivative Instruments and Hedging Activities”.

Note 6:    Re-engineering Program

In 1999, the Company announced a re-engineering program designed to improve segment profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Through the end of 2002, $64 million of costs were incurred since the inception of the program mainly for severance, information technology expenditures and plant closure costs, net of gains on sale of facilities closed as part of the program. There have been no further costs in connection with this program and none are anticipated. Costs incurred in the second quarter and year-to-date periods of 2002, by line item were as follows:

Note 6:    Re-engineering Program (continued)

	13 Weeks Ended June 29, 2002	26 Weeks Ended June 29, 2002
Re-engineering and impairment charge	$16.3	$17.7
Cost of products sold	0.2	0.2
Delivery, sales and administrative expense	1.4	1.4
Other income	(26.3)	(26.3)

Total pretax re-engineering (income) costs	$(8.4)	$(7.0)

The re-engineering and impairment charge line item primarily included severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional clusters. Also included were severance and impairment costs related to the downsizing of the Japanese marketing and manufacturing operations. A smaller downsizing of operations in Mexico was also included in this line. Total impairment write downs recorded were $1.2 million in the second quarter and year-to-date periods of 2002 and were based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows. Severance charges, totaling $12.7 million and $13.7 million for the second quarter and six month periods, respectively, of 2002, related to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 re-engineering and impairment charge related primarily to other costs related to the downsizing of the Japanese manufacturing operations and the consolidation of BeautiControl distribution. The cost of products sold amount represented an inventory write down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory was primarily related to items that were no longer saleable following restructure due to changes in product line focus and distributor realignment. Delivery, sales and administrative expense included an increase in the allowance for doubtful accounts in connection with the United Kingdom restructure as well as the sale of the Company’s Taiwan operation to an independent importer in 2002, primarily relating to amounts due from closed distributors. The other income related to gains recognized on the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program.

Activity related to the Company’s accruable re-engineering program costs for the six months ended June 28, 2003 and the year ended December 28, 2002 was as follows (in millions):

Note 6:    Re-engineering Program (continued)

	June 28, 2003	December 28, 2002
Beginning of year balance	$8.8	$6.9
Provision	—	20.8
Cash expenditures:
Severance	(4.3)	(14.0)
Other	(0.9)	(2.8)
Non-cash write downs	—	(1.3)
Translation impact	1.1	(0.8)

End of period balance	$4.7	$8.8

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

Note 7:    Segment Information

The Company manufactures and distributes products primarily through independent sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. The unallocated expenses in the second quarter and year-to-date periods of 2003 include a foreign exchange loss from the Company’s program to hedge foreign profit of $3.6 million and $7.8 million, respectively, compared with $1.1 million foreign exchange loss in the second quarter and year-to-date periods of 2002. This program is discussed more fully in Note 8.

Note 7:    Segment Information (continued)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales:
Europe	$135.4	$99.7	$270.7	$199.5
Asia Pacific	59.5	56.0	98.5	97.4
Latin America	30.2	39.1	50.7	73.6
North America (a)	61.6	72.7	117.3	130.9
BeautiControl North America	23.3	18.6	44.3	36.6

Total net sales	$310.0	$286.1	$581.5	$538.0

Segment profit (loss):
Europe (b)	$25.3	$36.7	$54.8	$53.6
Asia Pacific	6.1	8.0	7.2	11.2
Latin America	2.1	4.9	0.1	7.6
North America	(4.8)	10.4	(12.5)	14.0
BeautiControl North America	0.2	1.9	1.6	3.5

Total segment profit	28.9	61.9	51.2	89.9
Unallocated expenses	(10.4)	(4.1)	(20.1)	(7.6)
Other income (c), (d)	1.8	5.1	1.8	5.8
Re-engineering and impairment charge	—	(16.3)	—	(17.7)
Interest expense, net	(2.1)	(5.7)	(6.5)	(10.4)

Income before income taxes	$18.2	$40.9	$26.4	$60.0

(a)	A new business model instituted in 2001 is being phased into North America and currently 90 percent of the U.S. distributors have been converted to this model. This conversion is expected to be substantially completed by the end of 2003. This model results in a higher company sales price that includes the margin that was previously realized by distributors who are now compensated with a commission. For 2003, this represented an increase in the selling price of $11.0 million and $23.0 million in the second quarter and year-to-date periods, respectively. For 2002, this represents an increase in the selling price of $4.8 million and $7.2 million in the second quarter and year-to-date periods, respectively.
(b)	In both the second quarter and year-to-date 2002, includes a $21.9 million gain on the sale of the Company’s former Spanish manufacturing facility and $0.8 million of costs related to reserves for accounts receivable and write-downs of inventory arising from the decision to restructure the business model of the Company’s United Kingdom operations.
(c)	In both the second quarter and year-to-date 2003, includes gain of $1.2 million for land sales in continuation of the Company’s program to sell land held for development near the Company’s Orlando, Florida headquarters site and $0.6 million gain for premiums on options for the right to put the Company into two interest rate swap agreements, which expired unexercised.
(d)	In both the second quarter and year-to-date 2002, includes gains of $4.4 million related to the sale of the Company’s convention center and $0.7 million related to the sale of property for development near the Company’s Orlando, Florida headquarters site. Additionally, the 2002 year-to-date amount includes $0.7 million received as compensation for land to be used for a road adjacent to the Company’s Orlando, Florida headquarters site.

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swaps to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of interest expense. As of June 28, 2003, there were no active fixed-rate to floating-rate swaps.

On July 1, 2003, the Company entered into two swap agreements effective September 29, 2003. The agreements allow the counterparties a one time right to cancel the swaps on September 25, 2003. Each swap agreement would serve to convert a portion of the Company’s $150 million 7.91% debt due in July 2011 from fixed to floating rate interest. The Company received premiums of approximately $0.8 million for both agreements. Future changes in the fair value of the swaps will be recorded as a component of net income which will be offset by changes in the fair value of the debt instrument to the extent that the hedge is effective. The swap agreements both mature on July 15, 2011 and each has a notional amount of $75 million. Under the swaps, the Company would receive semi-annual interest payments coinciding with the interest payments on the underlying debt of 7.91% and would pay a variable rate based on the 6 month LIBOR rate plus a spread of about 3.7%. There were two similar swap agreements entered into during the second quarter of 2003. The counterparties cancelled the swaps, and the $0.6 million premiums were deemed to be ineffective and were recognized as other income in that quarter.

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

Note 8:    Accounting for Derivative Instruments and Hedging Activities (continued)

The fair value hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in other expense for the both the second quarter and year-to-date periods ended June 28, 2003 and June 29, 2002 were immaterial.

During the first quarter of 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate and is calculated in arrears. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge, it does not qualify for hedge accounting treatment. Accordingly, gains or losses resulting from this agreement are recorded as a component of net interest expense as incurred. A small net gain was recorded in the quarter and year-to-date periods ended June 28, 2003 and a net loss of $0.4 million and $0.7 million was recorded in the quarter and year-to-date periods, respectively, ended June 29, 2002 in net interest expense.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. The foreign exchange loss recorded as a component of other expense was approximately $3.6 million and $1.1 million in the second quarter of 2003 and 2002, respectively, and approximately $7.8 million and $1.1 million for the year-to-date periods ended June 28, 2003 and June 29, 2002, respectively. As of June 28, 2003, the balance in other comprehensive loss was a $4.6 million loss net of tax. Based on exchange rates at the end of the second quarter of 2003, this balance would become a component of net income in the remainder of 2003. The change in the balance in other comprehensive loss was about a net $3.1 million loss and $1.5 million loss during the quarter and year-to-date periods ended June 28, 2003, respectively. The ineffective portion of the gain or loss on the hedging instruments in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the second quarter of 2003 and the year-to-date period ended June 29, 2003, the Company recorded net losses associated with these hedges of $2.1 million and $1.8 million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 9:    Revolving Line of Credit

The Company has a $250 million revolving line of credit of which $100 million expires on April 27, 2004 and the remaining $150 million expires on April 29, 2005. This agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that could restrict the Company’s ability to pay dividends if consolidated net worth is insufficient to meet the requirements of this test. At June 28, 2003, the requirement was $116.5 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the second quarter was $156.9 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid.

Note 10:    Investments

In the second quarter of 2002, the Company began a program to hedge, for the following twelve months, its foreign income related to the euro, Japanese yen, Korean won, and Mexican peso. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities. The securities purchased are classified as available-for-sale with gains or losses on these securities recorded as a component of other comprehensive loss until maturity or sale, at which time any accumulated gains or losses are recorded as a component of net income. The forward contracts are considered cash flow hedges as discussed in Note 8 and gains or losses are recorded as a component of other comprehensive loss until the securities are sold. These investment securities have maturities of less than three months and are recorded as a cash equivalent. At June 28, 2003, the Company had no such investments outstanding. During the second quarter and year-to-date periods of 2003, the Company sold available-for-sale securities and generated $24.5 million and $46.5 million, respectively, of proceeds and recorded in other expense the realized losses of $3.6 million and $7.8 million, respectively, based upon specific identification. In both the second quarter and year-to-date periods of 2002, the Company recorded losses of $1.1 million based upon specific identification.

The purpose of the program was largely to mitigate the foreign exchange impact on the net income comparison between the current year and the prior year. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of significant declines in Mexican income and the higher relative cost of Mexican peso forward contracts. Additionally, as the cost of the program increased, the Company determined that the cost of the program exceeded the benefits. Consequently, no new contracts for the other currencies have been entered during 2003 to date and none are expected to be entered during the second half of 2003.

Note 11:    Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 26 weeks ended June 28, 2003 compared with the same periods ended June 29, 2002, and changes in financial condition during the 26 weeks ended June 28, 2003.

The Company’s primary means of distributing its product is through independent sales consultants, which are also its customers. The majority of the Company’s products are in turn sold to end customers who are not members of the Company’s sales forces. The Company relies upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows.

Net Sales

Net sales for the second quarter ended June 29, 2003 were $310.0 million, an increase of $23.9 million, from $286.1 million in 2002. Excluding the $21.8 million positive impact of foreign exchange, net sales increased 1 percent from the second quarter of 2002. Significant improvement in Europe as well as BeautiControl North America, in addition to a modest increase in Asia Pacific, was offset by significant declines in the North American Tupperware business and Latin America. North America continued to transition distributors to a new business model which is expected to be substantially completed by the end of 2003. As of the end of the second quarter 2003, almost 90 percent of the U.S. distributors were on the new business model compared with approximately 40 percent at the end of the second quarter of 2002. Under the new business model, sales in the United States are being made directly to the sales force with the distributor being compensated by a commission on the sale. This results in a higher sales price that is offset by higher operating expenses with no significant impact on segment profit. The impact of this change was to increase North American sales by $11.0 million in the second quarter of 2003 and $4.8 million in the second quarter of 2002. Excluding this impact from both years along with the foreign exchange impact, net sales for the Company were down one percent compared with the second quarter of 2002. For the year-to-date periods, net sales increased 8 percent to $581.5 million from $538.0 million. Excluding the impact of foreign exchange, year-to-date sales were flat with last year. Again, substantial improvement in Europe and BeautiControl and a slight increase in Asia Pacific were offset by a strong decline in North America and a significant decline in Latin America. The impact of the change to the new business model in the United States was to increase North American sales by $23.0 million and $7.2 million in the year-to-date periods of 2003 and 2002, respectively. Excluding this impact from both years along with the foreign exchange impact, net sales for the Company were down two percent compared with the year-to-date period of 2002.

Re-engineering Costs

In 1999, the Company announced a re-engineering program designed to improve segment profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Through the end of 2002, $64 million of costs were incurred since the inception of the program mainly for severance, information technology expenditures and plant closure

Re-engineering Costs (continued)

costs, net of gains on sale of facilities closed as part of the program. There have been no further costs in connection with this program and none are anticipated. Total costs incurred by line item in the second quarter and year-to-date periods ended June 29, 2002 were as follows:

	13 Weeks Ended June 29, 2002	26 Weeks Ended June 29, 2002
Re-engineering and impairment charge	$16.3	$17.7
Cost of products sold	0.2	0.2
Delivery, sales and administrative expense	1.4	1.4
Other income	(26.3)	(26.3)

Total pretax re-engineering income	$(8.4)	$(7.0)

Total after-tax re-engineering income	$(6.2)	$(5.0)

The re-engineering and impairment charge line item primarily included severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional clusters. Also included were severance and impairment costs related to the downsizing of the Japanese marketing and manufacturing operations. A smaller downsizing of operations in Mexico was also included in this line. Total impairment write downs recorded were $1.2 million in the second quarter and year-to-date periods of 2002 and were based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows. The severance charges in the prior year were related to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 re-engineering and impairment charge related primarily to other costs related to the Japanese manufacturing operation and the consolidation of BeautiControl distribution. The cost of products sold amount represented an inventory write down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory was primarily related to items that were no longer saleable following restructure due to a change in product line focus and distributor realignment. Delivery, sales and administrative expense included an increase in the allowance for doubtful accounts in connection with the United Kingdom restructure as well as the sale of the Company’s Taiwan operation to an independent importer in 2002, primarily relating to amounts due from closed distributors. The other income related to gains recognized on the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program.

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

Costs and Expenses

Cost of products sold as a percentage of sales was 35.0 percent and 33.1 percent for the second quarter of 2003 and 2002, respectively. For the year-to-date period, the cost of products sold as a percentage of sales increased to 34.0 percent in 2003 from 32.4 percent in 2002. Excluding North America, all other segments had a reduced gross margin percentage for the quarter and year-to-date periods. The increased North American margin rate was due to the impact of the new business model which, as described earlier, increases sales prices with the offsetting increase in selling expenses. Excluding this impact, the gross margin rate in North America declined slightly due to lower sales volume and discounting to support recruiting and promotional programs. Europe benefited from higher production volume to support sales, but this impact was offset by a small provision for finished goods inventory obsolescence in the second quarter of 2003 and a 2002 settlement of an insurance claim for damaged inventory related to a minor equipment failure of about $1.3 million in the quarter and $2.2 million in the year-to-date of 2002. The increase in the cost of sales percentage for Latin America, Asia Pacific, and BeautiControl was mainly due to an unfavorable mix of products for the quarter and year-to-date.

Delivery, sales and administrative expense increased as a percentage of sales to 57.9 percent for the second quarter of 2003, compared with 54.2 percent in 2002. For the first six months of the year, the percentage of delivery, sales and administrative expense increased to 59.2 percent from 56.2 percent. The increase in both the quarter and year-to-date periods was primarily due to North America mainly from the continued roll out of the new business model in North America as described earlier. BeautiControl North America also increased primarily due to increased promotional costs from successful recruiting programs to build the sales force and higher commission expense from the increased sales in the segment. Also contributing, although to a lesser degree, was an increase in corporate unallocated costs due to executive retirement costs. The dollar comparison to prior year was also negatively impacted by the impact of a weaker U.S. dollar primarily versus the euro of approximately $12 million in the second quarter and $22 million in the year-to-date period.

The increase in other expense was largely due to a $3.6 million and $7.8 million foreign exchange loss in the second quarter and year-to-date periods of 2003 compared with $1.1 million in both the second quarter and year-to-date periods of 2002 as a result of the Company’s program to hedge foreign profit as discussed more fully in the Market Risk section. This loss is included in the unallocated expenses.

Net Interest Expense

In the second quarter and first six months of 2003, the Company incurred net interest expense of $2.1 million and $6.5 million, respectively. For the comparable 2002 periods, the Company incurred net interest expense of $5.7 million and $10.4 million, respectively. The decrease in the second quarter and year-to-date periods of 2003 was due to lower debt levels, the decision to discontinue the Company’s program to hedge certain foreign income, as later described in the Market Risk section, and an adjustment related to prior hedging activity. After considering the impact of these items, the Company expects net interest expense to be approximately $9 to $11 million for the second half of 2003.

Tax Rate

The effective tax rate was 22.2 percent and 22.3 percent for the second quarter and year-to-date periods of 2003, respectively. The effective tax rate was 21.8 percent and 20.7 percent for the second quarter and year-to-date periods of 2002, respectively. The increase from the prior year to the current year was due to a lower international rate reflecting a favorable mix of earnings in the prior year. During the prior year, the change from the quarter to the year to date effective tax rate reflects the impact of gains recognized related to asset sales during the second quarter of 2002 which contributed to a change in the mix of pretax income generated with more income in higher tax jurisdictions. Also contributing to the increase from the quarter to the year to date in 2002 was the impact of re-engineering and impairment charges in certain tax jurisdictions for which no related tax benefit was available. The effective tax rates for both years were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

Net income for the quarter decreased to $14.1 million, or $0.24 per share, compared with $32.0 million, or $0.54 per share, in 2002. The significant decline was due to the inclusion in 2002 of approximately $27.0 million of pretax gains recognized on asset sales primarily related to the sale of the Company’s former Spanish manufacturing facility and convention center. Both of these facilities were closed as part of the Company’s re-engineering program discussed earlier. The current year quarter included $1.2 million pretax gain recognized on the sale of land for development near the Company’s Orlando, Florida headquarters site. Partially offsetting this impact were second quarter 2002 pretax re-engineering and impairment charges totaling $16.3 million, whereas no such costs have been incurred in 2003. Additionally, a significant decrease in North America, as well as smaller declines in Asia Pacific, Latin American, and BeautiControl operations were only partially offset by a substantial increase in Europe excluding the impact of the $21.9 million pretax gain on the sale of the Spanish plant noted above. Foreign exchange did not have a significant impact on the net income comparison as the translation hedging program eliminated the majority of the net impact of the change in the exchange rate for the major currencies. Net income for the six-month period decreased to $20.5 million, or $0.35 per share, compared with $47.6 million, or $0.81 per share, in 2002, primarily due to the same factors as described for the quarter.

In the second quarter of 2003 and 2002, international operations generated 74 percent and 70 percent of sales, respectively, and 100 percent and 81 percent of segment profit, respectively. For the year-to-date periods in 2003 and 2002, international operations generated 73 percent and 69 percent of sales, respectively, and 100 percent and 80 percent of the segment profit, respectively.

Segment Results (dollars in millions)

Europe

			Increase (decrease)		Restated* increase (decrease)	Positive foreign exchange impact	Percent of total
	2003	2002	Dollar	Percent			2003	2002
Second Qtr
Net sales	$135.4	$99.7	$35.7	36%	11%	$21.8	44%	35%
Segment Profit	25.3	36.7	(11.4)	(31)	(37)	3.5	88	59

Year-to-Date
Net sales	$270.7	$199.5	$71.2	36%	11%	$43.5	46%	37%
Segment profit	54.8	53.6	1.2	2	(11)	7.7	+	60

*  Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

+  More than 100 percent of total

The strong second quarter sales increase in local currency was primarily due to a strong increase in the segment’s largest market, Germany where strong recruiting led to a larger and more productive sales force. Also contributing to the increase were significant increases in Austria, Russia and South Africa, as these markets also capitalized on good recruiting to achieve better sales force numbers and improved their productivity as well. Having a negative impact on the comparison was the decision to exit the party plan business in the U.K. Overall, Europe experienced increased volume partially offset by an unfavorable selling price mix of products during the quarter compared with prior year. For the year-to-date period, the segment had a strong increase in local currency sales. As with the quarter, the German market was largely responsible for the sales increase in the segment due to a larger sales force and a better product mix. In addition, Austria had a substantial increase with France and the Nordics both contributing strong increases to the segment’s overall improvement. For the segment, the number of active sellers for the year-to-date period was up slightly, driven by a larger total sales force. This helped to drive the volume increase which was partially offset by an unfavorable selling price mix.

Business-to-business arrangements also contributed to the improvement in the segment’s net sales. In local currency, business-to-business sales were approximately $2 million higher in the second quarter and $5 million higher in the year-to-date periods of 2003 than in the comparable 2002 periods. The most significant arrangement in 2003, has been a fidelity program with the retailer Billa in Austria, which is now concluded. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs. Consequently, activity in one period may not be indicative of future trends.

Europe (continued)

The segment profit decline in local currency for both the second quarter and year-to-date periods was due to a pretax gain on the sale of the Company’s former Spanish manufacturing facility of $21.9 million in 2002. This facility was closed in 1999 as part of the re-engineering program. Excluding this gain and the impact of exchange rates, European segment profit increased 32 percent for the quarter and 36 percent for the year-to-date. These increases in segment profit were due to the increased sales volume as well as reduced promotional expenses and cost reductions from the re-engineering program and other initiatives.

The integrated direct access (IDA) program, which is a convergence of the core party plan business with retail access points, Internet sales and television shopping, continued in Europe. The program is based on the successful growth model of these channels in the United States, including the benefit of party and recruiting leads for the core direct selling business. The expansion in Europe of the IDA program will be at a less aggressive pace than the United States to allow time for sufficient training of the sales force in managing the new channels of access, and does not include Internet sales at this time. The Company had an average of 159 compared to 105 retail access points open in Europe during the second quarter of 2003 and 2002, respectively.

As a result of its sales force size advantage and positive trends, Europe is expected to maintain its momentum in the second half of 2003, albeit at a more modest rate than shown in the year-to-date, as it encounters more difficult comparisons at the end of the year.

Asia Pacific

			Increase (decrease)		Restated* increase (decrease)	Positive foreign exchange impact	Percent of total
	2003	2002	Dollar	Percent			2003	2002
Second Qtr
Net sales	$59.5	$56.0	$3.5	6%	1%	$2.9	19%	20%
Segment profit	6.1	8.0	(1.9)	(24)	(30)	0.7	21	13

Year-to-Date
Net sales	$98.5	$97.4	$1.1	1%	(5)%	$6.4	17%	18%
Segment profit	7.2	11.2	(4.0)	(36)	(42)	1.3	14	12

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

Second quarter local currency sales were up slightly over last year. The results reflected strong improvement in Japan and Australia as well as the emerging markets offset by declines in two of the Company’s large markets within the segment – Korea and the Philippines – which continued to struggle. Japan, the segment’s largest market, had a favorable mix and increased volume due to successful promotions late in the quarter. The increase in Australia was due to increased volume from a more productive sales force. Korea improved its sales force size due to a compensation plan implemented in the first quarter of 2003 to overcome the dramatic loss of highly productive managers that resulted from the change required by government regulatory changes aimed at the direct selling

Asia Pacific (continued)

industry. The compensation plan is driving recruiting, however, this increase has not resulted in the sales force activity and productivity to generate sales growth. In the Philippines the total sales force is still well below last year, but is showing signs of stabilization; and the sales force at the end of the second quarter showed modest improvement over that at the end of the first quarter. There was a modest decrease in year-to-date local currency sales for the segment. Japan’s year-to-date increase due to the second quarter activity was not enough to offset the significant year-to-date declines in Korea and the Philippines which were primarily volume driven. There was also a sharp increase in the year-to-date sales for China, however, this was offset by the drop in sales in Taiwan due to a significantly less productive sales force. Malaysia and Singapore rebounded from a declining first quarter to flat in the second quarter and are recovering well from the SARS threat earlier in the year.

Segment profit for both the second quarter and year-to-date periods was down significantly. In spite of the increased sales in Japan, the segment profit was down compared with prior year due to promotional pricing to liquidate excess inventory. The largest declines for the second quarter and year-to-date periods compared with prior year were in Korea due to the lower sales. Partially offsetting these declines, Australia had a substantial increase in profit due to the sales growth and improved margins resulting from an improved mix of products. Also, Taiwan had a sharp increase in profitability for the quarter and year-to-date due to an improved cost structure following the sale of the business there to an independent importer in the third quarter of last year.

Based upon current trends, sequential improvement in sales and profit is expected for the second half of the year.

During the quarter, the Company had approximately 653 and 400 retail access points open in Asia Pacific markets in 2003 and 2002, respectively. In addition to malls, the sites were in professional offices, independent store fronts, schools and other locations mainly due to differences in local customs and retail infrastructure in different markets. Additionally, over half of the segment’s access points were in China where regulations require the Company to operate through independent storefronts.

The foreign exchange impact on results for the second quarter and year-to-date was due primarily to a strengthening of the Australian dollar and to a lesser degree a strengthening Japanese yen and Indonesian rupiah. Year-to-date was also impacted by a stronger Korean won.

Latin America

			Decrease		Restated*	Negative foreign exchange	Percent of total
	2003	2002	Dollar	Percent	decrease	impact	2003	2002
Second Qtr
Net sales	$30.2	$39.1	$(8.9)	(23)%	(15)%	$(3.4)	10%	14%
Segment profit	2.1	4.9	(2.8)	(58)	(54)	(0.4)	7	8

Year-to-Date
Net sales	$50.7	$73.6	$(22.9)	(31)%	(21)%	$(9.8)	9%	14%
Segment profit	0.1	7.6	(7.5)	(99)	(99)	(1.2)	—	8

* Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

Although Latin America has shown sequential improvement since the fourth quarter of 2002, for both the quarter and year-to-date periods, sales declines in local currency were reported in all markets within the segment except for Venezuela which had a more productive sales force in the second quarter. The overall sales decline for Latin America was primarily driven by Mexico. While the Mexican mix was favorable compared with prior year, the market continued to be hampered by significantly reduced volume due to a significantly smaller active sales force, which nonetheless improved during the quarter. The roll-out of beauty items to all Mexican distributors has been well-received by the sales force, and those who sold other beauty products are being converted to BeautiControl. Beauty accounted for seven percent of second quarter sales in Mexico.

The declines in segment profit for both the quarter and year-to-date periods were primarily due to Mexico for both periods. The declines were primarily volume driven and were partially offset by reduced promotional spending and lower distribution costs compared with the second quarter and year-to-date periods of 2002.

The foreign exchange impact on sales for the quarter and year-to-date periods were primarily due to the weakening Mexican peso, as well as the weakening Venezuelan bolivar and Brazilian real. The foreign exchange impact on segment profit for the quarter and year-to-date periods was essentially due to the weakening Mexican peso.

North America

			Decrease		Restated* decrease	Positive foreign exchange impact	Percent of total
	2003	2002	Dollar	Percent			2003	2002
Second Qtr
Net sales	$61.6	$72.7	$(11.1)	(15)%	(16)%	$0.5	20%	25%
Segment (loss) profit	(4.8)	10.4	(15.2)	(-)	(-)	—	nm	17

Year-to-Date
Net sales	$117.3	$130.9	$(13.6)	(10)%	(11)%	$0.7	20%	24%
Segment (loss) profit	(12.5)	14.0	(26.5)	(-)	(-)	—	nm	16

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
(-)	Decrease of more than 100 percent
nm	Not meaningful

The sales decreases for both the quarter and the year-to-date were driven by significant decreases in the United States. As discussed earlier, North American sales were impacted by the continued roll-out of the new business model, which results in a higher sales price that is offset by higher operating expenses with no significant profit impact. Under the new business model, sales in North America increased $11.0 million and $23.0 million for the second quarter and year-to-date periods of 2003, respectively, and $4.8 million and $7.2 million for the comparable prior year periods. Currently, almost 90 percent of the U.S. distributors are on the new model compared with 40 percent at the end of the second quarter of 2002. The transition is expected to be substantially completed by the end of 2003. Excluding foreign currency and implementation of the new business model, North American sales declined 26 percent and 24 percent for the second quarter and year-to-date periods, respectively.

The sales decrease in the United States reflected a smaller and less active and productive sales force, which was partially due to the impact of the Target relationship on the core party business. In the fourth quarter of 2002, the Company significantly expanded its relationship with Target Corporation and began selling in over 1,100 Target stores in the United States. Although the sales to Target exceeded the expectations of both the Company and Target, it did not integrate with the sales force’s ability to drive Tupperware parties and recruiting. If this is compromised the direct selling business is impacted. The IDA strategy is to drive the Company’s most productive source of sales, which is the core party plan business. As a result, the Company announced on June 17, 2003, that it would no longer sell its product in Target stores effective September 1, 2003. The decision to terminate the Target relationship has been positively received by the sales force.

Tupperware products will continue to be offered at parties, in mall showcases, on the Internet, through television shopping and through business-to-business relationships. Additionally, the Company has made changes to update the party experience to revitalize and put renewed focus on the party. Early results from the new format have been favorable with a 15 percent increase in average sales per party under the new format versus the traditional format. It is, however, expected that it will take several quarters to rebuild momentum in the United States.

North America (continued)

There were approximately 200 and 300 mall showcases in the second quarter of 2003 and 2002, respectively, and approximately 500 are expected in the fourth quarter, although many of those will be seasonal. There were no business-to-business sales in the second quarter of 2003 or 2002 and $0.4 million and $1.6 million in the year-to-date periods of 2003 and 2002, respectively.

The substantial decrease in segment profit for both the quarter and year-to-date was due to the decreased sales volume and an unfavorable mix as well as increased promotion expenses partially offset by lower distribution expenses. The increase in promotion expense in the quarter was mainly due to the increased promotional spending to drive sales force activity and recruiting.

BeautiControl North America

	2003	2002	Increase (Decrease)		Restated* increase (decrease)	Foreign exchange impact	Percent of total
			Dollar	Percent			2003	2002
Second Qtr
Net sales	$23.3	$18.6	$4.7	24%	24%	$—	7%	6%
Segment profit	0.2	1.9	(1.7)	(89)	(89)	—	1	3

Year-to-Date
Net sales	$44.3	$36.6	$7.7	21%	21%	$—	8%	7%
Segment profit	1.6	3.5	(1.9)	(53)	(53)	—	3	4

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

BeautiControl North America sales increased significantly for both the quarter and year-to-date periods as the leadership development and merchandising programs continued to produce strong recruiting and sales performance. Compared with the second quarter of the prior year, the total sales force grew 24 percent and the average active sales force grew 19 percent.

Segment profit for the second quarter and year-to-date periods declined substantially due to investment in sales support items to drive recruiting programs which resulted in the highest recruiting levels in BeautiControl history. This resulted in an unfavorable mix of products with lower margins to support recruiting. The positive impact from the increase in sales was offset by the above investment and strong promotional programs to support the large increase in recruits. The promotional investments currently being made to drive sales growth are expected to decline in the second half of 2003 and lead to improved profitability.

Financial Condition

Liquidity and Capital Resources.    Working capital increased to $105.1 million as of June 28, 2003, compared with $77.1 million as of the end of 2002. This increase reflected the payment of a $15.0 million note which matured in the second quarter of 2003 and was classified as current as of December 28, 2002. Also contributing to the working capital increase was a decline in accounts payable due to the timing of payments and an increase in inventory mainly due to the impact of a weaker U.S. dollar particularly as compared to the euro. Additionally, prepaid and other assets increased largely due to net gains on forward contracts, an increase in recoverable foreign value added taxes remitted and certain domestic insurance premiums paid in advance. Partially offsetting the items which increased working capital was an increase in accrued liabilities as the impacts of the weaker U.S. dollar and increased accruals for promotional meetings and awards, particularly due to a high number of qualifiers in Europe, were partially offset by lower current taxes payable.

As of June 28, 2003, the Company had $239.0 million available under its unsecured revolving line of credit. This line of credit agreement totals $250 million, of which $100 million expires on April 27, 2004, and the remaining $150 million expires on April 29, 2005. This agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that could restrict the Company’s ability to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the second quarter of 2003, the requirement was $116.5 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the second quarter was $156.9 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid.

In addition to the revolving line of credit, the Company had more than $100 million available under other uncommitted lines of credit as of June 28, 2003.

On June 6, 2003, Standard & Poor’s, one of the Company’s debt rating agencies, downgraded the Company’s long-term corporate credit and senior unsecured debt ratings from BBB to BBB- and its short-term corporate credit and commercial paper ratings from A2 to A3. On June 23, 2003, Moody’s, the Company’s other debt rating agency, revised its outlook on the Company from stable to negative. At the same time, the Company’s debt ratings, including its P2 short-term corporate credit and commercial paper rating, were affirmed. Although the Company had received indications that a downgrade would effectively eliminate its ability to sell commercial paper, that has not been the case. The Company’s current credit rating for commercial paper of A3/P2 does, however, put the Company in a more limited market for the sale of commercial paper that is less active and less liquid, and therefore requires higher interest rates than those markets corresponding to higher credit ratings. It is estimated that the Company will need to pay approximately $0.4 million of additional interest expense and fees on an annualized basis given the current interest rates as a result of the downgrade. In addition, the Company is unable to sell commercial paper under the terms of the euro program and it has elected not to pursue other euro programs. The Company sells commercial paper under domestic programs to satisfy most of its short-term financing needs. These programs are backed by the Company’s revolving line of credit. Additionally, the Company is able to continue

Financial Condition (continued)

to meet its liquidity needs by drawing on the committed revolving line of credit and possibly the uncommitted lines of credit. These borrowing facilities and cash generated by operating activities as well as proceeds from the Company’s program to sell land for development as discussed below are expected to be adequate to finance working capital needs and capital expenditures.

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

Operating Activities.    Net cash provided by operating activities for the first six months of 2003 was $41.8 million compared with $23.5 million in the comparable 2002 period. The difference between the periods was primarily due to a lower increase in inventories as well as an increase in accounts payable and accrued liabilities compared to a decrease in the prior year. In addition, there was approximately $13.6 million net cash received in 2003 upon the settlement of various fair value hedges utilized to hedge the impact of exchange rate fluctuations on non functional currency obligations of its subsidiaries, primarily intercompany balances mainly due to stronger euro and Swiss franc exchange rates. The euro also impacted the cash flow hedges, however, as $7.6 million was paid out in the first six months of 2003 on Company’s program to hedge its foreign income as described later under the Market Risk section. The improvements were also offset by an increase in net deferred income taxes compared with a decrease in the prior year.

Investing Activities.    During the six-month periods of 2003 and 2002, the Company spent $17.4 million and $18.4 million for capital expenditures. Capital expenditures in both years were principally for new molds and as well as information technology investments in connection with the re-engineering program. Full year 2003 capital expenditures are expected to be approximately $45 million. Offsetting this spending in 2003 and 2002 was approximately $3.0 million and $38.8 million, respectively, of proceeds related to the sale of certain property, plant and equipment. In 2003, assets disposed of include parcels of land sold in continuation of the Company’s program to sell property held for development near its headquarters site. In 2002, assets disposed of include the Company’s former manufacturing facility in Spain and the Company’s convention center property on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the Company’s re-engineering actions. Also included was compensation received for land to be used for a road adjacent to the Company’s headquarters site as well as a parcel of property near the Company’s headquarters site that was sold for development. As this program continues, the Company expects to generate total proceeds of $80 to $90 million, including approximately $16 million received to date, to be completed over the next two to four years.

Financing Activities.    Dividends paid to shareholders were $25.7 million and $25.6 million for the first six months of 2003 and 2002, respectively.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and interest rate swaps. On July 1, 2003, the Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The agreements allow counterparties a one time right to cancel the swaps on September 25, 2003. The Company has received premiums totaling approximately $0.8 million for both agreements. The swap agreements would total a notional amount of $150 million and expire in 2011. The Company would receive semi-annual interest payments at 7.91 percent and make floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percent. Currently, there are no active fixed-rate to floating-rate swaps; however, under its present policy, the Company has set a target of having approximately half of its borrowings with floating interest rates. If short-term interest rates were 10 percent higher, the Company’s interest expense for the year-to-date period would have increased about $0.1 million and the change for the second quarter would have been insignificant. If short-term interest rates were 10 percent lower, the change in the Company’s interest expense would have been insignificant for both the second quarter and year to date periods.

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

Market Risk (continued)

Beginning in the second quarter of 2002, the Company began a program to hedge its foreign income related to the euro, Japanese yen, Korean won and Mexican peso. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of significant declines in Mexican income and the higher relative cost of Mexican peso forward contracts. The purpose of the program is to largely mitigate the foreign exchange impact on the net income comparison between the current year and the prior year. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities which are recorded as cash equivalents. As of June 28, 2003, there were no U.S. dollar-denominated securities outstanding. Approximately $3.6 million and $7.8 million related to these hedges was recorded in foreign exchange loss as a component of other expense in the second quarter and year-to-date periods, respectively, of 2003. As of June 28, 2003, the balance in other comprehensive loss was $3.7 million loss net of tax, which will be adjusted as exchange rates fluctuate and recorded as a component of income when the related hedged securities mature throughout the remainder of 2003. Additionally, as the cost of the program increased, the Company determined that the cost of the program exceeded the benefits and no new contracts for the euro, Japanese yen, and Korean won will be entered during 2003.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II

OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The 2003 annual meeting of shareholders of the Registrant occurred on May 14, 2003. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Kriss Cloninger III, Joe R. Lee, Bob Marbut, and David R. Parker; and the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant.

Matter Voted	Votes For	Votes Against/ Withheld*	Abstained
Election of Kriss Cloninger III	48,352,461	3,254,186	—

Election of Joe R. Lee	50,500,273	1,106,374	—

Election of Bob Marbut	50,436,181	1,170,466	—

Election of David R. Parker	48,344,839	3,261,808	—

Approval of PricewaterhouseCoopers LLP	47,476,984	3,810,036	319,627

*  Numbers shown for Director elections are votes withheld. For approval of PricewaterhouseCoopers LLP, numbers shown are votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Rita Bornstein, E.V. Goings, Clifford J. Grum, Angel Martinez, Joyce M. Roché and M. Anne Szostak.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits
(10.1)	Agreement between the Registrant and Richard W. Heath dated June 5, 2003
(10.2)	Form of Chief Executive Officer Severance Agreement dated June 1, 2003 between the Registrant and E.V. Goings
(10.3)	Tupperware Corporation Supplemental Executive Retirement Plan dated June 1, 2003
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer
(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

(b)	Reports on Form 8-K

Report dated July 23, 2003, reporting Item 9. “Regulation FD Disclosure” and Item 12. “Results of Operations and Financial Condition”. The Registrant issued an earnings release announcing its financial results for the second quarter and year-to-date period ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ PRADEEP MATHUR
Senior Vice President and Chief Financial Officer

By:	/s/ JUDY B. CURRY
Vice President and Controller

Orlando, Florida

August 11, 2003