Form 10-Q
period 2003-09-27
TUPPERWARE CORP
filed 2003-11-12
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 27, 2003

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

As of November 7, 2003, 58,436,652 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

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

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
	September 27, 2003	September 28, 2002
	(In millions, except per share amounts)
Net sales	$249.2	$244.3
Cost of products sold	88.5	82.8

Gross margin	160.7	161.5

Delivery, sales and administrative expense	156.4	148.6
Gains on disposal of assets	—	3.6

Operating income	4.3	16.5

Interest income	0.4	0.6
Interest expense	4.1	6.1
Other expense	1.7	1.0

(Loss)/income before income taxes	(1.1)	10.0
(Benefit from)/provision for income taxes	(1.1)	2.0

Net income	$—	$8.0

Net income per common share:

Basic	$—	$0.14

Diluted	$—	$0.14

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	39 Weeks Ended
	September 27, 2003	September 28, 2002
	(In millions, except per share amounts)
Net sales	$830.7	$782.3
Cost of products sold	286.4	257.3

Gross margin	544.3	525.0

Delivery, sales and administrative expense	500.6	451.0
Re-engineering and impairment charge	—	17.7
Gains on disposal of assets	1.2	31.3

Operating income	44.9	87.6

Interest income	1.4	1.7
Other income	0.6	—
Interest expense	11.6	17.6
Other expense	10.0	1.7

Income before income taxes	25.3	70.0
Provision for income taxes	4.8	14.4

Net income	$20.5	$55.6

Net income per common share:

Basic	$0.35	$0.96

Diluted	$0.35	$0.95

Dividends per common share	$0.66	$0.66

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 27, 2003	December 28, 2002
	(In millions)
Cash and cash equivalents	$15.0	$32.6

Accounts receivable	130.3	139.8
Less allowances for doubtful accounts	(26.7)	(36.6)

	103.6	103.2

Inventories	170.0	148.2
Deferred income tax benefits, net	51.4	44.1
Prepaid expenses and other assets	43.4	32.0

Total current assets	383.4	360.1

Deferred income tax benefits, net	134.5	124.8

Property, plant and equipment	1,036.4	981.1
Less accumulated depreciation	(816.9)	(752.2)

	219.5	228.9

Long-term receivables, net of allowances of $24.9 million at September 27, 2003 and $12.4 million at December 28, 2002	43.2	39.6
Goodwill, net of accumulated amortization of $1.6 million at September 27, 2003 and December 28, 2002	56.2	56.2
Other assets, net	20.8	21.0

Total assets	$857.6	$830.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	September 27, 2003	December 28, 2002
	(Dollars in millions except per share amounts)
Accounts payable	$67.7	$89.3
Short-term borrowings and current portion of long-term debt	38.8	21.2
Accrued liabilities	189.9	172.5

Total current liabilities	296.4	283.0

Long-term debt	265.5	265.1
Accrued post-retirement benefit cost	36.9	35.7
Other liabilities	75.1	69.3

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	22.9	22.8
Subscriptions receivable	(21.2)	(21.2)
Retained earnings	516.0	535.3
Treasury stock, 3,930,637 shares at September 27, 2003, and 4,006,381 shares at December 28, 2002, at cost	(108.1)	(110.2)
Unearned portion of restricted stock issued for future service	(0.1)	(0.1)
Accumulated other comprehensive loss	(226.4)	(249.7)

Total shareholders’ equity	183.7	177.5

Total liabilities and shareholders’ equity	$857.6	$830.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	September 27, 2003	September 28, 2002
	(In millions)
Operating Activities:
Net income	$20.5	$55.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.7	35.6
Net gain on sale of assets	(0.6)	(31.1)
Non-cash impact of re-engineering and impairment charge	—	1.3
Changes in assets and liabilities:
Decrease in accounts receivable	5.0	3.4
Increase in inventories	(13.6)	(14.6)
Decrease in accounts payable and accrued liabilities	(3.7)	(25.6)
Decrease in income taxes payable	(7.7)	(6.9)
(Increase) decrease in net deferred income taxes	(17.2)	4.3
Net cash impact from fair value hedge activity	8.7	(0.8)
Other, net	(8.2)	1.5

Net cash provided by operating activities	22.9	22.7

Investing Activities:
Capital expenditures	(26.9)	(31.7)
Proceeds from disposal of property, plant and equipment	4.3	39.2

Net cash (used in) provided by investing activities	(22.6)	7.5

Financing Activities:
Dividend payments to shareholders	(38.5)	(38.4)
Proceeds from exercise of stock options	0.9	4.2
Net increase in short-term debt	33.3	1.4
Payment of long-term debt	(15.0)	—

Net cash used in financing activities	(19.3)	(32.8)

Effect of exchange rate changes on cash and cash equivalents	1.4	1.7

Net decrease in cash and cash equivalents	(17.6)	(0.9)

Cash and cash equivalents at beginning of year	32.6	18.4

Cash and cash equivalents at end of period	$15.0	$17.5

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring items, necessary for a fair presentation of financial position, results of operations and cash flows. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	September 27, 2003	December 28, 2002
Finished goods	$93.1	$81.3
Work in process	23.7	20.2
Raw materials and supplies	53.2	46.7

Total inventories	$170.0	$148.2

Note 3: Accounting for Stock-Based Compensation

Through December 28, 2002, the Company accounted for stock options utilizing the intrinsic method under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This method results in no stock-based compensation cost when options granted have an exercise price equal to market value at the date of grant. Stock-based compensation cost recognized in 2002 net income was immaterial. Effective for fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123”. Awards under the Company’s plans vest over periods up to seven years. Therefore, the cost related to the stock-based employee compensation that will be included in the determination of net income for 2003 will be less than that which would be recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Stock options for 37,000 shares were granted during the year to date period ended September 27, 2003, and approximately $0.1 million was expensed under the fair-value-based method. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Note 3: Accounting for Stock-Based Compensation (continued)

	13 Weeks Ended		39 Weeks Ended
(In millions, except per share amounts)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$—	$8.0	$20.5	$55.6
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	0.1	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1.5)	(1.8)	(4.7)	(5.3)

Pro forma net (loss) income	$(1.5)	$6.2	$15.9	$50.4

Earnings (loss) per share:
Basic – as reported	$0.00	$0.14	$0.35	$0.96

Basic – pro forma	$(0.03)	$0.11	$0.27	$0.86

Diluted – as reported	$0.00	$0.14	$0.35	$0.95

Diluted – pro forma	$(0.03)	$0.11	$0.27	$0.86

Note 4: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options and restricted stock. The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Weighted average number of shares used in the basic earnings per share computation	58.4	58.3	58.4	58.2

Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.1	0.2	—	0.6

Potential common stock excluded in diluted earnings per share because inclusion would have been anti-dilutive	8.6	8.1	9.8	4.6

Note 5: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net income	$—	$8.0	$20.5	$55.6

Foreign currency translation adjustments	(6.2)	(5.7)	27.3	7.2
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $1.3 and $0.6 million for the third quarter 2003 and 2002, respectively, and $0.4 and $(2.8) million for the comparable year-to-date periods	2.1	1.0	0.6	(4.4)
Net equity hedge (loss) gain, net of tax (benefit) provision of $(1.8) and $0.2 million for the third quarter 2003 and 2002, respectively, and $(2.9) and $(1.3) million for the comparable year-to-date periods	(2.8)	0.4	(4.6)	(2.0)

Comprehensive (loss) income	$(6.9)	$3.7	$43.8	$56.4

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 8, “Accounting for Derivative Instruments and Hedging Activities”.

Note 6: Re-engineering Program

In 1999, the Company announced a re-engineering program designed to improve segment profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Through the end of 2002, $64 million of costs were incurred since the inception of the program mainly for severance, information technology expenditures and plant closure costs, net of gains on sale of facilities closed as part of the program. There have been no further costs in connection with this program and none are anticipated. The Company continues to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Expected 2003 impacts of these efforts are discussed below. Costs incurred in the third quarter and year-to-date periods of 2002, by line item were as follows (in millions):

	13 Weeks Ended September 28, 2002	39 Weeks Ended September 28, 2002
Re-engineering and impairment charge	$—	$17.7
Cost of products sold	—	0.2
Delivery, sales and administrative expense	—	1.4
Gains on disposal of assets	—	(26.3)

Total pretax re-engineering (income) costs	$—	$(7.0)

The re-engineering and impairment charge line item primarily included severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional areas. Also included were severance and impairment costs related to the downsizing of Japanese marketing and manufacturing operations. The cost of a smaller downsizing of operations in Mexico was also included in this line. Total impairment write downs recorded were $1.2 million in the year-to-date period of 2002 and were based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and estimated discounted cash flows. Severance charges, totaling $13.7 million for the nine month period of 2002, related to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 re-engineering and impairment charge related primarily to other costs related to the downsizing of Japanese manufacturing operations and consolidation of BeautiControl distribution. The cost of products sold amount represented an inventory write-down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory was primarily related to items that were no longer saleable following restructure due to changes in product line focus and distributor realignment. Delivery, sales and administrative expense included an increase in the allowance for doubtful accounts in connection with the United Kingdom restructure as well as the sale of the Company’s Taiwan operation to an independent importer in 2002, primarily relating to amounts due from closed distributors. The gains on disposal of assets related to the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program.

Note 6: Re-engineering Program (continued)

Activity related to the Company’s accruable re-engineering program costs for the nine months ended September 27, 2003 and the year ended December 28, 2002 was as follows (in millions):

	September 27, 2003	December 28, 2002
Beginning of year balance	$8.8	$6.9
Provision	—	20.8
Cash expenditures:
Severance	(4.7)	(14.0)
Other	(1.0)	(2.8)
Non-cash write downs	—	(1.3)
Translation impact	1.0	(0.8)

End of period balance	$4.1	$8.8

The remaining accrual relates primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be largely paid out by the end of 2003.

Effective fiscal 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities”, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3, “Accounting for Restructuring Charges”. SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002.

As a result of continued business analysis, in October 2003, the Company decided to close its Argentinean entity where the Company now operates under an importing distributor model. As a result of this decision, the Company expects to record a fourth quarter non-cash charge of approximately $1.5 to $2.0 million, largely due to the impairment of the Company’s net investment there, as well as charges of approximately $0.5 million relating to write off of inventory that will no longer be marketed and allowances for receivables related to markets served that will be exited. Additionally, the fourth quarter also is expected to include an approximate $3 million charge for cost restructurings in the United States Tupperware business as well as Brazil and to a lesser extent, the Company’s Corporate Headquarters. The North American portion of the charge will primarily relate to severance associated with the elimination of approximately 80 positions in administration and manufacturing. A portion of the charge is also expected to relate to right-sizing the Company’s Brazilian operations for employee severance and asset impairment costs. A small portion of the charge will relate to the elimination of positions in the Company’s corporate headquarters.

Note 7: Segment Information

The Company manufactures and distributes products primarily through independent sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International

Note 7: Segment Information (continued)

BeautiControl operations are reported in the applicable geographic segment. The unallocated expenses in the third quarter and year-to-date periods of 2003 include a foreign exchange loss from the Company’s program to hedge foreign profit of $1.9 million and $9.7 million, respectively, compared with $0.7 million and $1.8 million foreign exchange loss in the third quarter and year-to-date periods, respectively, of 2002. This program is discussed more fully in Note 8.

	13 Weeks Ended		39 Weeks Ended
(In millions)	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
Net sales:
Europe	$102.2	$84.0	$372.9	$283.5
Asia Pacific	53.7	49.4	152.2	146.8
Latin America	26.4	35.8	77.1	109.4
North America (a)	44.5	56.8	161.8	187.7
BeautiControl North America	22.4	18.3	66.7	54.9

Total net sales	$249.2	$244.3	$830.7	$782.3

Segment profit (loss):
Europe (b)	$11.1	$1.8	$65.9	$55.4
Asia Pacific	3.2	5.6	10.4	16.8
Latin America	1.0	3.5	1.1	11.1
North America	(6.5)	3.2	(19.0)	17.2
BeautiControl North America	0.4	1.4	2.0	4.9

Total segment profit	9.2	15.5	60.4	105.4

Unallocated expenses	(6.6)	(3.6)	(26.7)	(11.2)
Other income (c)	—	3.6	1.8	9.4
Re-engineering and impairment charge	—	—	—	(17.7)
Interest expense, net	(3.7)	(5.5)	(10.2)	(15.9)

(Loss) income before income taxes	$(1.1)	$10.0	$25.3	$70.0

(a)	A new business model that started in 2001 results in a higher company sales price since it includes the margin that was previously realized by distributors who are now compensated with a commission. The conversion to the new business model was substantially completed by the end of the third quarter of 2003. For 2003, the model change resulted in an increase in selling prices of $11.1 million and $34.1 million in the third quarter and year-to-date periods, respectively. For 2002, the model change resulted in an increase in selling prices of $6.4 million and $13.6 million in the comparable periods.

(b)	Europe’s segment profit for the year-to-date period in 2002 included a $21.9 million gain on the sale of the Company’s former Spanish manufacturing facility and $0.8 million of costs related to reserves for accounts receivable and write-downs of inventory arising from the decision to restructure the business model of the Company’s United Kingdom operations.

(c)	Other income for 2003 of $1.8 million year-to-date included a gain of $1.2 million in the continuation of the Company’s program to sell land held for development near the Company’s Orlando, Florida headquarters site (“land sales’) and a $0.6 million gain for premiums on options for the right to put the Company into two interest rate swap agreements, which expired unexercised. The Company had other income of approximately $3.6 million in the third quarter of 2002 from land sales. Other income in 2002 of $9.4 million in the year-to-date period also included gains of $4.4 million on the sale of the Company’s convention center and $0.7 million from land sales as well as $0.7 million received as compensation for land to be used for a road adjacent to the headquarters site.

Note 8: Accounting for Derivative Instruments and Hedging Activities

The Company markets its products in over 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and manages the foreign exchange impact on its financial statements. At its inception, a derivative financial instrument is designated as either a fair value, cash flow or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts or interest rate swap agreements with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swaps to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of interest expense.

On July 1, 2003, the Company entered into two swap agreements effective September 29, 2003 as a hedge of the fair value of its $150 million 7.91 percent debt due July 2011. Each swap agreement converts a portion of the borrowing from fixed to floating rate interest. The Company received premiums of approximately $0.8 million for both agreements. A reduction in fair value during the period resulted in an immaterial impact on net income. Future changes in the fair value of the swaps resulting from changes in market interest rates will be recorded as a component of net income along with the offsetting changes in the fair value of the debt instrument to the extent that the hedge is effective. Any ineffectiveness is expected to be insignificant. The swap agreements both mature on July 15, 2011 and each has a notional amount of $75 million. Under the terms of the swaps, the Company will receive semi-annual interest payments coinciding with the interest payments on the underlying debt of 7.91% and will pay a variable rate based on the 6 month LIBOR rate plus a spread of about 3.7 percentage points. The Company entered two similar agreements during the second quarter of 2003 which the counterparties cancelled prior to becoming effective, and the $0.6 million premiums received by the Company were deemed to be ineffective and were recognized as other income in that quarter.

Effective July 30, 2002, the Company terminated two interest rate swap agreements having notional amounts of $50 million and $75 million and generating gains of approximately $1.7 million and $3.3 million, respectively. These gains are being recognized as a reduction of net interest expense over the remaining lives of the related debt, approximately 3 years and 8 years, respectively, as of the third quarter of 2003. Additionally, in the fourth quarter of 2001, the Company terminated a swap agreement having a notional amount of $75 million and generating a net gain of $5.4 million. This gain is being recognized as a reduction of net interest expense over the remaining life of the debt of approximately 8 years as of the third quarter of 2003.

Note 8: Accounting for Derivative Instruments and Hedging Activities (continued)

The fair value hedging relationships the Company has entered into have been highly effective. Any ineffective net gains recognized in other expense for both the third quarter and year-to-date periods ended September 27, 2003 and September 28, 2002 were immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement that matures on January 24, 2007, with a notional amount of 6.7 billion Japanese yen. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate which is calculated in arrears. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of September 27, 2003, the cumulative loss was about $0.2 million. A net gain of $0.7 million in the quarter and $0.8 million in the year-to-date periods ended September 27, 2003, was recorded in interest expense. In 2002, a small loss in the quarter and a net loss of $0.7 million in the year-to-date period were recorded in interest expense.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. The foreign exchange loss recorded as a component of other expense was approximately $1.9 million and $0.7 million in the third quarter of 2003 and 2002, respectively, and approximately $9.7 million and $1.8 million for the year-to-date periods ended September 27, 2003 and September 28, 2002, respectively. As of September 27, 2003, the balance in other comprehensive loss was a $2.5 million loss net of tax. Based on exchange rates at the end of the third quarter of 2003, this balance would become a component of net income in the remainder of 2003. The change in the balance in other comprehensive loss was a net $2.1 million gain and $0.6 million gain during the quarter and year-to-date periods ended September 27, 2003, respectively. The ineffective portion of the gain or loss on the hedging instruments in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the third quarter of 2003 and the year-to-date period ended September 27, 2003, the Company recorded net losses associated with these hedges of $2.8 million and $4.6 million net of applicable tax benefit, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 9: Revolving Line of Credit

The Company has a $250 million revolving line of credit of which $100 million expires on April 27, 2004 and the remaining $150 million expires on April 29, 2005. This agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that could restrict the Company’s ability to pay dividends if consolidated net worth is insufficient to meet the requirements of this test. At September 27, 2003, the requirement was $116.5 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the third quarter was $145.2 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings to total borrowings ratio which could restrict the Company’s access to additional debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges and are based on a four quarter rolling total. At the end of the third quarter of 2003, the Company had borrowings of $304.3 million compared with maximum borrowings permitted under the covenants of $373.5 million.

Note 10: Investments

In the second quarter of 2002, the Company began a program to hedge, for the following twelve months, its foreign income generated in euro, Japanese yen, Korean won, and Mexican pesos. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities. The securities purchased are classified as available-for-sale with gains or losses recorded as a component of other comprehensive loss until maturity or sale, at which time any accumulated gains or losses are recorded as a component of net income. The forward contracts are considered cash flow hedges as discussed in Note 8 and gains or losses are recorded as a component of other comprehensive loss until the securities are sold. These investment securities have maturities of less than three months and are recorded as a cash equivalent. At September 27, 2003, the Company had no such investments outstanding. During the third quarter and year-to-date periods of 2003, the Company sold available-for-sale securities and generated $13.7 million and $60.2 million, respectively, of proceeds and recorded in other expense realized losses of $1.9 million and $9.7 million, respectively, based upon specific identification. In the third quarter and year-to-date periods of 2002, the Company recorded losses of $0.7 million and $1.8 million, respectively, based upon specific identification.

The purpose of the program was largely to mitigate the foreign exchange impact on the net income comparison between the current year and the prior year. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of significant declines in Mexican income and the higher relative cost of Mexican peso forward contracts. Additionally, as the cost of the program increased, the Company determined that the cost of the program exceeded the benefits. Consequently, no new contracts for the other currencies have been entered which would mature after 2003.

Note 11: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks and 39 weeks ended September 27, 2003 compared with the same periods ended September 28, 2002, and changes in financial condition during the 39 weeks ended September 27, 2003.

The Company’s primary means of distributing its product is through independent sales consultants. The majority of the Company’s products are in turn sold to end customers who are not members of the sales forces. The Company relies upon its independent sales organizations to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows.

Net Sales

Net sales for the third quarter ended September 27, 2003 were $249.2 million, an increase of $4.9 million from $244.3 million in 2002. Excluding a $13.3 million positive impact of foreign exchange, net sales decreased 3 percent from the third quarter of 2002. Significant improvement in Europe as well as BeautiControl North America, in addition to a good increase in Asia Pacific, was offset by significant declines in the North American Tupperware business and Latin America. North American Tupperware sales were positively impacted by the continued roll out of a new business model to its United States sales force. As of the end of the third quarter 2003, almost 300 United States distributors were on the new business model compared with approximately 170 at the end of the third quarter of 2002. Under the new business model, sales are made directly to the sales force with the distributor being compensated by a commission on the sale. This results in a higher sales price that is offset by higher operating expenses with no significant impact on segment profit. The impact of this change was to increase third quarter North American sales by $11.1 million in 2003 and $6.4 million in 2002. Excluding this impact from both years along with the foreign exchange impact, net sales for the Company were down 5 percent compared with the third quarter of 2002. For the year-to-date periods, net sales increased 6 percent to $830.7 million from $782.3 million. Excluding the $54.1 million favorable impact of foreign exchange, year-to-date sales decreased one percent from last year. Again, substantial improvement in Europe and BeautiControl North America and a modest increase in Asia Pacific were offset by a strong decline in North America and a significant decline in Latin America. The impact of the change to the new business model in the United States was to increase North American sales by $34.1 million and $13.6 million in the year-to-date periods of 2003 and 2002, respectively. Excluding this impact from both years along with the foreign exchange impact, net sales for the Company were down 3 percent compared with the year-to-date period of 2002.

Re-engineering Costs

In 1999, the Company announced a re-engineering program designed to improve segment profit return on sales through improved organizational alignment, a higher gross margin percentage and reduced operating expenses. Through the end of 2002, $64 million of costs were incurred since the inception of the program mainly for severance, information technology expenditures and plant closure costs, net of gains on sale of facilities closed as part of the program. There have been no further costs in connection with this program and none are anticipated. The Company continues to review its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Expected 2003 impacts of these efforts are discussed below. Total costs incurred by line item in the third quarter and year-to-date periods ended September 28, 2002 were as follows (in millons):

	13 Weeks Ended September 28, 2002	39 Weeks Ended September 28, 2002
Re-engineering and impairment charge	$—	$17.7
Cost of products sold	—	0.2
Delivery, sales and administrative expense	—	1.4
Gains on disposal of assets	—	(26.3)

Total pretax re-engineering income	$—	$(7.0)

Total after-tax re-engineering income	$—	$(5.0)

The re-engineering and impairment charge line item primarily included severance associated with the consolidation of European operations related to finance, marketing and information technology and the establishment of regional areas. Also included were severance and impairment costs related to the downsizing of Japanese marketing and manufacturing operations. The cost of a smaller downsizing of operations in Mexico was also included in this line. Total impairment write downs recorded were $1.2 million in the year-to-date period of 2002 and were based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and estimated discounted cash flows. Severance charges in the prior year were related to approximately 115 employees in Europe, 110 in Japan and 45 in Mexico. The balance of the 2002 re-engineering and impairment charge related primarily to other costs related to Japanese manufacturing operations and consolidation of BeautiControl distribution. The cost of products sold amount represented an inventory write-down in connection with a decision to restructure the Company’s United Kingdom operations. This inventory was primarily related to items that were no longer saleable following restructure due to a change in product line focus and distributor realignment. Delivery, sales and administrative expense included an increase in the allowance for doubtful accounts in connection with the United Kingdom restructure as well as the sale of the Company’s Taiwan operation to an independent importer in 2002, primarily relating to amounts due from closed distributors. The gains on disposal of assets related to the disposal of the Company’s Spanish manufacturing facility and convention center located on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the re-engineering program.

Re-engineering Costs (continued)

Effective fiscal 2003, the Company adopted SFAS No. 146, “Accounting for Exit or Disposal Activities”, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3, “Accounting for Restructuring Charges”. SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002.

As a result of continued business analysis, in October 2003, the Company decided to close its Argentinean entity where the Company now operates under an importing distributor model. As a result of this decision, the Company expects to record a fourth quarter non-cash charge of approximately $1.5 to $2.0 million, largely due to the impairment of the Company’s net investment there, as well as charges of approximately $0.5 million relating to write off of inventory that will no longer be marketed and allowances for receivables related to markets served that will be exited. Additionally, the fourth quarter also is expected to include an approximate $3 million charge for cost restructurings in the United States Tupperware business as well as Brazil and to a lesser extent, the Company’s Corporate Headquarters. The North American portion of the charge will primarily relate to severance associated with the elimination of approximately 80 positions in administration and manufacturing. A portion of the charge is also expected to relate to right-sizing the Company’s Brazilian operations and to employee severance and impairment costs. A small portion of the charge will relate to the elimination of positions in the Company’s corporate headquarters. Benefits from the North American cost reductions are expected to be approximately $10 million and be fully realized in 2004. The primary sources of the benefits, in addition to the headcount reduction, have been identified as elimination of contractor services, maintenance of sales force websites internally and outsourcing of some administrative services to lower cost locations. The Company is still quantifying the specifics of savings expected as a result of the Brazilian and Argentine actions.

Gross Margin

Gross margin as a percentage of sales was 64.5 percent and 66.1 percent for the third quarter of 2003 and 2002, respectively. All segments had a reduced gross margin percentage for the quarter, except for Europe which improved and BeautiControl North America which was about flat. The North American gross margin percentage decrease was reduced by the impact of the new business model which, as described earlier, increases sales prices with the offsetting increase in selling expenses. Excluding this impact, there was a significant decrease in gross margin percentage compared with the prior year in North America due mainly to unfavorable product mix and lower capacity utilization as a result of lower sales volume. The decrease in Asia Pacific and Latin America was also due to an unfavorable mix of products in addition to higher mold costs in Asia Pacific and lower capacity utilization in Latin America. Conversely, Europe benefited from higher production volume to support higher sales and lower overhead spending. For the year-to-date period, the gross margin percentage decreased to 65.5 percent in 2003 from 67.1 percent in 2002. All segments had a decreased gross margin percentage for the year-to-date period, except for North America which was about flat. Again, this was due to the impact of the new business model. The same items impacted the year-to-date periods, however, Europe had a lower gross margin percentage due to an offset by a small provision for finished goods inventory obsolescence in the second quarter of 2003 and a

Gross Margin (continued)

settlement of an insurance claim for damaged inventory related to a minor equipment failure of about $2.2 million in the first half of 2002 offsetting the improvements noted for the quarter. Current year discounts in the Nordics also had a negative impact on the European margin. The decrease in the gross margin percentage for BeautiControl was mainly due to an unfavorable mix of products for the year-to-date period.

Costs and Expenses

Delivery, sales and administrative expense increased as a percentage of sales to 62.7 percent for the third quarter of 2003, compared with 60.8 percent in 2002. For the first nine months of the year, the percentage of delivery, sales and administrative expense increased to 60.3 percent from 57.7 percent. Excluding the impact of foreign exchange, the dollar comparison between the third quarter of 2003 and 2002 was about flat. Decreases in the quarter were largely in Latin America for reduced promotion expense and lower distribution costs mainly in Mexico as a result of the lower sales and in Europe mainly for lower promotion and warranty expenses. These were mostly offset by an increase in BeautiControl North America for higher commission expense on increased sales and a one-time benefit in 2002 for the favorable resolution of a $2.3 million contingency related to the BeautiControl acquisition and an increase in Asia Pacific for higher promotion expense. The increase in the year-to-date period came primarily from Tupperware North America, mainly from the continued roll out of the new business model described earlier. In addition to the items already mentioned for the third quarter comparison, BeautiControl North America also had increased promotional costs from successful recruiting programs to build the sales force earlier in the year. Also contributing, although to a lesser degree, was an increase in corporate unallocated costs due to executive retirement costs. The dollar comparison to prior year was also negatively impacted by the impact of a weaker U.S. dollar primarily versus the euro of approximately $8 million in the third quarter and $30 million in the year-to-date period.

The increase in other expense was largely due to a $1.9 million and $9.7 million foreign exchange loss in the third quarter and year-to-date periods of 2003 compared with $0.7 million and $1.8 million in the third quarter and year-to-date periods of 2002 as a result of the Company’s program to hedge foreign profit as discussed more fully in the Market Risk section. These losses were included in the unallocated expenses for segment reporting.

Net Interest Expense

In the third quarter and first nine months of 2003, the Company incurred net interest expense of $3.7 million and $10.2 million, respectively. For the comparable 2002 periods, the Company incurred net interest expense of $5.5 million and $15.9 million, respectively. The decrease in the third quarter and year-to-date periods of 2003 was due to lower debt levels, the decision to discontinue the Company’s program to hedge certain foreign income, as later described in the Market Risk section, and a net gain on a Japanese yen interest rate swap recorded directly into net interest expense because it does not qualify for hedge accounting treatment, also described later in the Market Risk section. In addition to these items, the year-to-date comparison was also impacted by an adjustment related to prior hedging activity. For the fourth quarter of 2003, the Company expects net interest expense to be approximately $4 to $5 million.

Tax Rate

In the third quarter of 2003, an adjustment was made to bring the year-to-date tax rate in line with full year expectations due to the significant reduction in North American pretax income from operations of the United States Tupperware business and the delayed land sales and the related shift in the mix of income to lower tax foreign jurisdictions. The Company expects a further decline in its tax rate in the fourth quarter as a result of expected benefits related to its decision to close its Argentinean entity. A full-year effective tax rate of 15 percent to 17 percent is expected. The effective tax rate was 19.0 percent and 20.6 percent for the year-to-date periods of 2003 and 2002, respectively. The decrease from the prior year to the current year-to-date effective tax rate was due to a lower international rate reflecting a favorable mix of earnings in the current year as a result of the North American financial results. The effective tax rates for both years were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

Net income for the quarter was break even, compared with $8.0 million, or $0.14 per share, in 2002. A significant segment loss in North America compared to profit in 2002, as well as significant profit declines in Asia Pacific, Latin American, and BeautiControl segments were only partially offset by a sharp increase in Europe. The third quarter comparison was also impacted by the recognition in 2002 of a pretax gain of approximately $3.6 million on land development near the Company’s Orlando, Florida headquarters site as well as the impact of the favorable resolution of a $2.3 million contingency in the BeautiControl segment. Foreign exchange did not have a significant impact on the net income comparison as the translation hedging program, as discussed more fully in the Market Risk section, largely offset the net impact of the change in the currency exchange rates. Net income for the nine-month period decreased to $20.5 million, or $0.35 per share, compared with $55.6 million, or $0.95 per share, in 2002, primarily due to the same factors as described for the quarter as well as an additional $27 million of pretax gains recognized on asset sales in the first half of 2002, primarily related to the sale of the Company’s former Spanish manufacturing facility, convention center, and land for development near the Orlando, Florida headquarters and is included in the gains on disposal of assets line. The manufacturing facility and convention center were closed as part of the Company’s re-engineering program discussed earlier. Current year to date gains on disposal of assets included a $1.2 million pretax gain recognized on the sale of land for development near the Company’s Orlando, Florida headquarters site. Although more land sales will be transacted over the next four years, no additional gain on sales is expected to be recognized in the fourth quarter of 2003. Partially offsetting this impact were 2002 pretax re-engineering and impairment charges totaling $19.3 million, whereas no such costs were incurred in 2003.

In the third quarter of 2003 and 2002, international operations generated 74 percent and 70 percent of sales, respectively, and 100 percent and 68 percent of segment profit, respectively. For the year-to-date periods in 2003 and 2002, international operations generated 74 percent and 70 percent of sales, respectively, and 100 percent and 79 percent of the segment profit, respectively.

Segment Results (dollars in millions)

Europe

			Increase		Restated*	Positive foreign exchange	Percent of total
	2003	2002	Dollar	Percent	increase	impact	2003	2002
Third Qtr
Net sales	$102.2	$84.0	$18.2	22%	6%	$12.3	41%	34%
Segment profit	11.1	1.8	9.3	+	+	0.8	+	12

Year-to-Date
Net sales	$372.9	$283.5	$89.4	32%	10%	$55.8	45%	36%
Segment profit	65.9	55.4	10.5	19	3	8.5	+	52

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total

The modest third quarter sales increase in local currency was primarily due to a strong increase in the segment’s largest market, Germany, where strong recruiting at the end of the second quarter led to a larger and more productive sales force, a successful hostess gift promotion in July, and heavy ordering in September in preparation for a key October promotional period more than offset the difference from lower business-to-business sales. As discussed below, business-to-business activity in one period does not reflect a trend. Also contributing to the higher sales was a significant increase in Russia as this market also capitalized on good recruiting in connection with the appointment of new distributors over the last year, as well as a higher number of recruits by existing distributors, to achieve a substantial sales force size advantage. This combined with strong summer promotions resulted in a significant increase in sales force activity. Overall, the European increase was primarily volume driven and reflected an overall 8 percent increase in total sales force that was successfully converted to a 7 percent increase in average active sales force. For the year-to-date period, the segment had a strong increase in local currency sales. As with the quarter, the German market was largely responsible for the increase in the segment due to a larger sales force. In addition, Austria and Russia had substantial increases with the Nordics contributing a strong increase and France contributing a modest increase to the segment’s overall improvement. For the segment, there was a modest increase in the number of active sellers for the year-to-date period, driven by a larger total sales force. This led to the volume increase which was partially offset by an unfavorable mix.

Business-to-business arrangements also impacted the segment’s net sales. In local currency, business-to-business sales were approximately $2 million lower in the third quarter and $4.6 million higher in the year-to-date periods of 2003 than the comparable 2002 periods. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

Europe (continued)

Segment profit increased sharply in local currency for the third quarter compared with a small segment profit in the prior year period. The increase was due to higher sales volume, lower manufacturing overhead spending and higher capacity utilization and reduced promotional expenses. Local currency year-to-date segment profit increased slightly even with the inclusion in 2002 of a $21.9 million pretax gain on the sale of the Company’s former Spanish manufacturing facility offset by $0.8 million of costs related to restructuring the business model of the Company’s United Kingdom operations in 2002. The manufacturing facility was closed in 1999 as part of the re-engineering program. Excluding this gain, costs of the re-engineering program and impact of exchange rates, European segment profit increased 54 percent year-to-date. The increase in segment profit was due mainly to the increased sales volume as well as reduced promotional expenses and cost reductions from the re-engineering program and other initiatives.

The integrated direct access (IDA) program, which is a convergence of the core party plan business with retail access points, Internet sales and television shopping, continued in Europe. The program is based on the successful growth model of these channels in the United States, including the benefit of party and recruiting leads for the core direct selling business. The expansion in Europe of the IDA program is at a less aggressive pace than the United States to allow time for sufficient training of the sales force in managing the new channels of access, and includes only a low level of television shopping activity and no Internet sales at this time. The Company had an average of 201 retail access points open in Europe during the third quarter of 2003 compared with 103 in the same period of 2002.

As a result of its sales force size advantage and positive trends, Europe is expected to maintain its momentum in the remainder of 2003, albeit at a more modest rate than shown in the year-to-date, as it encounters more difficult comparisons at the end of the year. Additionally, the fourth quarter sales comparison will be negatively impacted by less shipments under business-to-business transactions and lack of UK sales.

Asia Pacific

			Increase (decrease)		Restated* increase	Positive foreign exchange	Percent of total
	2003	2002	Dollar	Percent	(decrease)	impact	2003	2002

Third Qtr
Net sales	$53.7	$49.4	$4.3	9%	3%	$2.9	21%	20%
Segment profit	3.2	5.6	(2.4)	(42)	(50)	0.9	35	36

Year-to-Date
Net sales	$152.2	$146.8	$5.4	4%	(2)%	$9.3	18%	19%
Segment profit	10.4	16.8	(6.4)	(38)	(45)	2.1	17	16

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

Third quarter local currency sales were up slightly over last year. The results reflected strong improvement in Australia, Malaysia and the emerging markets of China, India and Indonesia partially offset by a significant decline in Korea and a slight decrease in Japan.

Asia Pacific (continued)

The increases in Australia and Malaysia were due to increased volume from larger, more active and more productive sales forces. Malaysia also benefited from business-to-business activity in the third quarter. The emerging markets’ growth resulted from increased volume as these businesses continued to expand. Japan, the segment’s largest market, had an unfavorable product mix that was only partially offset by increased volume. Korea continued to refine a new compensation plan implemented in the first quarter of 2003 to overcome the dramatic loss of highly productive managers that resulted from the change required by government regulatory changes aimed at the direct selling industry. Although recruiting has been successful, it has not resulted in the sales force activity and productivity necessary to generate sales growth. There was a slight decrease in year-to-date local currency sales for the segment. Again, there was strong improvement in Australia and the emerging markets due to increased volume. In Japan an increase in volume was mostly offset by an unfavorable mix largely due to third quarter activity, resulting in a modest year-to-date increase over prior year. These increases, however, were not enough to offset the significant year-to-date declines in Korea and the Philippines which were primarily volume driven.

Segment profit for both the third quarter and year-to-date periods was down significantly mainly due to declines in Japan, Korea, and Indonesia that were only partially offset by significant, sales-driven increases in Australia and Malaysia. The Malaysian improvement in the third quarter was sufficient to bring segment profit flat with last year on a year to date basis. This was a significant improvement from a down first quarter and flat second quarter largely due to the SARS threat earlier in the year. In Japan, segment profit was down compared with prior year due to lower margins from unfavorable product mix changes and increased promotion expense. The decline compared with prior year in Korea was primarily due to the lower sales. The decline in Indonesia, largely in the first half, was due to investments to support an increase in the scale of the business. There has been improvement in the Philippines, however, as that market continues to show sequential improvement in both sales and segment profit and is expected to have positive comparisons with the prior year in the fourth quarter.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of a delay in anticipated government business regulations, the Company is presently unable to renew its license under its current ownership structure and as a result, is currently operating without a license. The Company has been in contact with the appropriate Indonesian government officials as well as other members of the direct selling industry similarly impacted in an attempt to resolve the situation. However, until any resolution is final, it is possible that the government could order the Company to cease operations in Indonesia which could materially impact the segment’s sales and segment profit. In such an event, the Company would seek a solution allowing operations to continue during a transition period. If that action proved unsuccessful, the Company would expect to be able to reorganize its operations in a slightly less favorable structure and begin operations again in a period of four to six months.

Overall, Asia Pacific is expected to show improvement in operating results in the second half over the first half of 2003.

During the quarter, the Company had approximately 830 and 370 retail access points open in Asia Pacific markets in 2003 and 2002, respectively. In addition to malls, the sites were in professional offices, independent store fronts, schools and other locations mainly due to differences in local customs and retail infrastructure in different markets. Additionally, over half of the segment’s access points were in China where regulations require the Company to operate through independent storefronts.

The foreign exchange impact on results for the third quarter and year-to-date was due primarily to a strengthening of the Australian dollar and to a lesser degree a strengthening Japanese yen. Year-to-date was also impacted by a stronger Korean won and Indonesian rupiah.

Latin America

			Decrease		Restated* decrease	Negative foreign exchange impact	Percent of total
	2003	2002	Dollar	Percent			2003	2002
Third Qtr
Net sales	$26.4	$35.8	$(9.4)	(26)%	(21)%	$(2.3)	11%	15%
Segment profit	1.0	3.5	(2.5)	(72)	(66)	(0.6)	11	23

Year-to-Date
Net sales	$77.1	$109.4	$(32.3)	(30)%	(21)%	$(12.1)	9%	14%
Segment profit	1.1	11.1	(10.0)	(90)	(88)	(1.8)	2	11

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

In Latin America for both the third quarter and year-to-date periods, sales declines in local currency were reported in all markets within the segment except for Venezuela. The overall sales decline for Latin America was driven by Mexico which is by far the segment’s largest market. While the Mexican mix was favorable compared with the prior year, the market continued to be hampered by significantly reduced volume due to a significantly smaller and less productive active sales force. In addition, about half of the sales territories in Mexico were negatively impacted by heavy flooding in September of the current year. The roll-out of beauty items to all Mexican distributors has been well-received by the sales force, and those who sold other beauty products are being converted to BeautiControl. Beauty accounted for eight percent of third quarter sales in Mexico.

The declines in segment profit for both the quarter and year-to-date periods were primarily due to Mexico, although the third quarter did show sequential improvement from the second quarter of 2003 in Latin America’s comparisons with prior year. The declines were primarily volume driven including reduced capacity utilization and were partially offset by cost reductions compared with the third quarter and year-to-date periods of 2002. As discussed in the re-engineering costs section, the Company is expected to incur some charges in the fourth quarter related to the closing of the Argentinean entity and the right-sizing of operations in Brazil.

The foreign exchange impact for the quarter and year-to-date periods was primarily due to the weakening Mexican peso.

North America

			Decrease		Restated* decrease	Positive foreign exchange impact	Percent of total
	2003	2002	Dollar	Percent			2003	2002
Third Qtr
Net sales	$44.5	$56.8	$(12.3)	(22)%	(22)%	$0.4	18%	23%
Segment (loss) profit	(6.5)	3.2	(9.7)	(-)	(-)	—	nm	20

Year-to-Date
Net sales	$161.8	$187.7	$(25.9)	(14)%	(14)%	$1.1	20%	24%
Segment (loss) profit	(19.0)	17.2	(36.2)	(-)	(-)	0.1	nm	16

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
(-)	Decrease of more than 100 percent
nm	Not meaningful

The sales decreases for both the quarter and the year-to-date were driven by significant declines in the United States. As discussed earlier, North American sales were impacted by the roll-out of the new business model, which resulted in a higher sales price that is offset by higher operating expenses with no significant profit impact. Excluding foreign currency and implementation of the new business model, North American sales declined 34 percent and 28 percent for the third quarter and year-to-date periods, respectively.

The sales decrease in the United States reflected a smaller and less active and productive sales force, which was partially due to the impact of the Target relationship on the core party business. In the fourth quarter of 2002, the Company significantly expanded its relationship with Target Corporation and began selling in over 1,100 Target stores in the United States. Although the sales to Target exceeded expectations, it did not integrate with the sales force’s ability to drive Tupperware parties and recruiting. If this is compromised the direct selling business is impacted. The IDA strategy is to drive the Company’s most productive source of sales, which is the core party plan business. As a result, the Company announced on June 17, 2003, that it would no longer sell its product in Target stores effective September 1, 2003. Focus has been placed on recruiting programs to regain the sales force size, and while some early signs of improvement in recruiting trends have been noted, it is expected to take until at least mid 2004 to generate favorable comparisons.

Tupperware products continue to be offered at parties, in mall showcases, on the Internet, through television shopping and through business-to-business relationships. Additionally, the Company has made changes to update the party experience to revitalize and put renewed focus on the party. Only a small percentage of the sales force has utilized the new interactive party format and they have experienced higher average sales per party than under the traditional format. Although the response has been positive, it is expected to take some time before the new format is accepted and utilized by a larger percentage of the sales force.

The IDA program continues to be an important initiative in the North American business with most of the growth coming from Internet and television shopping. A majority of the Internet sales come from the sales force direct websites which helps build their business opportunity, and the television shopping venue has provided additional opportunity to educate consumers about the new

North America (continued)

party format. There was continued focus on the mall showcases of which there were approximately 210 and 240 locations in the third quarter of 2003 and 2002, respectively, and approximately 500 are expected in the fourth quarter, although many of those will be seasonal.

The substantial decrease in segment profit for both the quarter and year-to-date was primarily due to the decreased sales volume, discounting, unfavorable capacity utilization due to the reduced sales and higher post-employment costs as a result of an updated actuarial valuation partially offset by lower distribution expense. In addition, year-to-date segment profit reflected increased promotion expenses mainly to drive sales force activity and recruiting. While third quarter promotion expense was down slightly due to fewer qualifications for incentives as a result of the decreased sales force activity, it is expected that the next several quarters will have increased promotional investment to rebuild the sales force and regain momentum. As discussed in the re-engineering costs section earlier, the fourth quarter will include a charge for cost restructurings in the United States Tupperware business including approximately $1 million for actions already taken in October 2003. In addition, planned actions are expected to result in additional charges as implemented. These restructurings are expected to result in about $10 million in savings to be realized in 2004. Another area of improvement expected next year is approximately $5 million in gross margin as aggressive discounting of inventory necessary in 2003 is not anticipated for next year since 2004 sales expectations are more conservative.

BeautiControl North America

			Increase (decrease)		Restated* increase	Foreign exchange	Percent of total
	2003	2002	Dollar	Percent	(decrease)	impact	2003	2002
Third Qtr
Net sales	$22.4	$18.3	$4.1	23%	23%	$—	9%	8%
Segment profit	0.4	1.4	(1.0)	(75)	(75)	—	4	9

Year-to-Date
Net sales	$66.7	$54.9	$11.8	22%	22%	$—	8%	7%
Segment profit	2.0	4.9	(2.9)	(59)	(59)	—	3	5

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

BeautiControl North America sales increased significantly for both the quarter and year-to-date periods as the leadership development and merchandising programs continued to produce strong recruiting and sales performance. Compared with the third quarter of the prior year, the total sales force grew 22 percent and the average active sales force grew 27 percent.

BeautiControl North America (continued)

Segment profit for the third quarter and year-to-date periods declined substantially due mainly to a one-time benefit recorded in the third quarter of 2002 from the favorable resolution of a pre-acquisition contingency of $2.3 million. Excluding this benefit, the third quarter 2003 segment profit increased $1.3 million due to the positive impact of the increased sales. The year-to-date segment profit decline also reflected the prior year contingency resolution, as well as increased promotional spending earlier in the year to support the large increase in recruits. Sales momentum for BeautiControl North America is expected to continue and the promotional investments made in the first half of the year to drive sales growth have started to decline in the second half of 2003 and are expected to lead to improved profitability.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $87.0 million as of September 27, 2003, compared with $77.1 million as of the end of 2002. Contributing to the working capital increase was a decline in accounts payable due to the timing of payments and an increase in inventory mainly due to the impact of a weaker U.S. dollar particularly as compared with the euro, and a build up in North America for fourth quarter promotions. Additionally, prepaid and other assets increased largely due to an increase in recoverable foreign customs and value added tax deposits, a rebate to be received for European auto fleet activity and certain domestic insurance premiums paid in advance. Partially offsetting the items which increased working capital were a higher level of short term borrowings and a lower cash balance typical in the third quarter to cover working capital needs for the smallest quarter of business and an increase in accrued liabilities as the impacts of the weaker U.S. dollar, increased accruals for promotional meetings and awards, particularly due to a high number of qualifiers in Europe, and an increase in the net liability position of outstanding hedge contracts were partially offset by lower current taxes payable.

As of September 27, 2003, the Company had $210.2 million available under its unsecured revolving line of credit. This line of credit agreement totals $250 million, of which $100 million expires on April 27, 2004, and the remaining $150 million expires on April 29, 2005. Closer to the date of maturity, the Company will evaluate its liquidity needs to determine if the size of the expiring $100 million facility should be adjusted. This agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that could restrict the Company’s ability to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the third quarter of 2003, the requirement was $116.5 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the third quarter was $145.2 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings to total borrowings ratio which could restrict the Company’s access to additional debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges and are based on a four quarter rolling total. At the end of the third quarter of 2003, the Company had borrowings of $304.3 million compared with maximum borrowings permitted under the covenants of $373.5 million. Management estimates that the year-end maximum borrowings permitted will be about $380 million with borrowings not expected to exceed $275 million.

Financial Condition (continued)

In addition to the revolving line of credit, the Company had more than $100 million available under other uncommitted lines of credit as of September 27, 2003.

On June 6, 2003, Standard & Poor’s, one of the Company’s debt rating agencies, downgraded the Company’s long-term corporate credit and senior unsecured debt ratings from BBB to BBB- and its short-term corporate credit and commercial paper ratings from A2 to A3. On June 23, 2003, Moody’s, the Company’s other debt rating agency, revised its outlook on the Company from stable to negative. At the same time, the Company’s debt ratings, including its P2 short-term corporate credit and commercial paper rating, were affirmed. On September 25, 2003, Standard & Poor’s placed the Company on CreditWatch with negative implications and on October 1, 2003, Moody’s placed the Company under review for possible downgrade. Company management met with representatives of both agencies in the last week of October to review plans for improving its operating performance, particularly in the United States business. The Company has received no indication if either agency intends to take further action. Although the Company had received indications that the June downgrade would effectively eliminate its ability to sell commercial paper, that has not been the case. The Company’s current credit rating for commercial paper of A3/P2 does, however, put the Company in a more limited market for the sale of commercial paper that is less active and less liquid, and therefore requires higher interest rates than those markets corresponding to higher credit ratings. It is estimated that the Company will need to pay approximately $0.4 million of additional interest expense and fees on an annualized basis given the current interest rates as a result of the June downgrade if it were to rely only on the revolving line of credit. If there is another downgrade by Standard & Poor’s, this would place the Company’s debt below investment grade and significantly limit, if not eliminate, the Company’s ability to sell commercial paper. This would also impact terms and pricing should the Company seek to obtain another revolving line of credit agreement once the existing agreement expires. The Company sells commercial paper under domestic programs and draws on the revolving line of credit to satisfy most of its short-term financing needs. The commercial paper programs are backed by the Company’s revolving line of credit. Additionally, the Company may be able to draw on the uncommitted lines of credit. These borrowing facilities and cash generated by operating activities as well as proceeds from the Company’s program to sell land for development in 2004, as discussed below, are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are France, Germany, Japan, Mexico and the United States. A significant downturn in the economies of these markets would adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

Operating Activities. Net cash provided by operating activities for the first nine months of 2003 was $22.9 million compared with $22.7 million in the comparable 2002 period. The largest differences between the periods were a lower decrease in accounts payable and accrued liabilities, which was offset by an increase in net deferred income taxes compared with a decrease in the prior year. The

Financial Condition (continued)

increase in the net deferred tax assets compared with 2002 year end was primarily a result of the benefits associated with carryforward of available credits related to reduced domestic income due to the North American segment loss as well as increased temporary working capital differences related to certain tax planning activities.

Investing Activities. During the nine-month periods of 2003 and 2002, the Company spent $26.9 million and $31.7 million for capital expenditures. Capital expenditures in both years were principally for new molds and as well as information technology investments. Full year 2003 capital expenditures are expected to be approximately $45 million. Offsetting this spending in 2003 and 2002 was approximately $4.3 million and $39.2 million, respectively, of proceeds related to the sale of certain property, plant and equipment. In 2003, assets disposed of include parcels of land sold in continuation of the Company’s program to sell property held for development near its headquarters site. In 2002, assets disposed of include the Company’s former manufacturing facility in Spain and the Company’s convention center property on its Orlando, Florida headquarters site. Both of these facilities were closed as part of the Company’s re-engineering actions. Also included in 2002 was compensation received for land to be used for a road adjacent to the Company’s headquarters site as well as a parcel of property near the Company’s headquarters site that was sold for development. As this program continues, the Company expects to generate total proceeds of $80 to $90 million, including approximately $16 million received to date, to be mostly completed over the next four years.

Financing Activities. Dividends paid to shareholders were $38.5 million and $38.4 million for the first nine months of 2003 and 2002, respectively.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings and interest rate swaps. On July 1, 2003, the Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The Company received premiums totaling approximately $0.8 million for both agreements. The swap agreements total a notional amount of $150 million and expire in 2011. The Company will receive semi-annual interest payments at 7.91 percent and make floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points.

During the first quarter of 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate and is calculated in arrears. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, because the terms of the interest rate swap do match the terms of the underlying floating Japanese yen interest obligations. Accordingly, changes in the market value of the swap are recorded as a component of net

Market Risk (continued)

interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of September 27, 2003, the cumulative loss was about $0.2 million. A net gain of $0.7 million and $0.8 million was recorded in the quarter and year-to-date periods, respectively, ended September 27, 2003 and a small loss in the quarter and a net loss of $0.7 million in the year-to-date period were recorded in 2002 in net interest expense.

The Company has approximately fifty percent of its borrowings with floating interest rates including the Japanese yen interest rate swap with a notional amount of approximately $60 million discussed earlier in this section. If short-term interest rates were 10 percent higher, the Company’s interest expense for the year-to-date period would have increased about $0.1 million and the change for the third quarter would have been insignificant. If short-term interest rates were 10 percent lower, the Company’s interest expense would have decreased about $0.1 million for both the third quarter and year-to-date periods.

A significant portion of the Company’s sales and currently all of its profits come from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner to the U.S. dollar and the large number of currencies involved, although the Company’s most significant exposure is to the euro. Although this currency risk is partially mitigated by the natural hedge arising from the Company locating most of its manufacturing operations in local markets, a strengthening U.S. dollar generally has a negative impact on the Company’s financial results. In response to this fact, the Company uses financial instruments, such as forward contracts to hedge its exposure to certain foreign currency risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with these and other instruments certain other exposures to various currencies arising from non-permanent intercompany loans and forecasted purchase commitments.

Beginning in the second quarter of 2002, the Company began a program to hedge its foreign income related to the euro, Japanese yen, Korean won and Mexican peso. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of significant declines in Mexican income and the higher relative cost of Mexican peso forward contracts. The purpose of the program is to largely mitigate the foreign exchange impact on the net income comparison between the current and prior year. In this program, the Company utilizes forward contracts coupled with high-grade U.S. dollar denominated securities which are recorded as cash equivalents. As of September 27, 2003, there were no U.S. dollar-denominated securities outstanding. Approximately $1.9 million and $9.7 million related to these hedges was recorded in foreign exchange loss as a component of

Market Risk (continued)

other expense in the third quarter and year-to-date periods, respectively, of 2003. As of September 27, 2003, the balance in other comprehensive loss was $2.0 million loss net of tax, which will be adjusted as exchange rates fluctuate and recorded as a component of income when the related hedged securities mature throughout the remainder of 2003. Additionally, as the cost of the program increased, the Company determined that the cost of the program exceeded the benefits and no new contracts for the euro, Japanese yen, and Korean won will be entered with maturity dates after 2003.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company’s independent sales force; success of new products and promotional programs; the ability to obtain all government approvals on and generate profit from land development; the success of buyers in attracting tenants for commercial development; economic and political conditions generally and foreign exchange risk in particular; disruptions with the integrated direct access strategies; integration of cosmetics and other non-traditional product lines into Company operations; and other risks detailed in the Company’s report on Form 8-K dated April 10, 2001, as filed with the Securities and Exchange Commission.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective at a level of reasonable assurance, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Report dated October 22, 2003, reporting Item 12. “Results of Operations and Financial Condition”. The Registrant issued an earnings release announcing its financial results for the third quarter and year-to-date period ended September 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Michael S. Poteshman

Senior Vice President and Chief Financial Officer

By:	/s/ Judy B. Curry

Vice President and Controller

Orlando, Florida

November 10, 2003