Form 10-K
period 2003-12-27
TUPPERWARE CORP
filed 2004-03-10
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($14.27) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter: $815,032,362.

As of March 4, 2004, 58,536,044 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Annual Report to Shareholders for the year ended December 27, 2003 are incorporated by reference into Parts I, II and IV of this Report.

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 2004 are incorporated by reference into Part III of this Report.

PART I

Item 1.    Business

(a)  General Development of Business

Tupperware Corporation (“Registrant” or “Tupperware”), a $1.2 billion multinational company, is one of the world’s leading direct sellers, supplying premium food storage, preparation and serving items to consumers in more than 100 countries through its Tupperware* brand, and premium beauty and skin care products through its BeautiControl* brand in North America, Latin America and Asia Pacific. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”).

BUSINESS OF TUPPERWARE CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products and BeautiControl cosmetics and personal care products. Each business manufactures and markets a broad line of high quality products. The financial information about the Registrant’s markets as set forth in Note 13: “Segment Information” on pages 63 through 65 of the Annual Report to Shareholders for the year ended December 27, 2003 is incorporated by reference into this Report. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, through the Registrant’s website free of charge as soon as reasonably practicable after reports are filed with the SEC by going to www.tupperware.com and searching under Company/Investor Relations/Shareholder Information. Such information is available in print to any shareholder who requests it in writing from the Corporate Secretary’s Department, Tupperware Corporation, P.O. Box 2353, Orlando, Florida 32802-2353. The chief executive officer of the Registrant has certified to the New York Stock Exchange (“NYSE”) that he is not aware of any violation by the Registrant of NYSE corporate governance listing standards.

I.    PRINCIPAL PRODUCTS

Tupperware.    The core of Tupperware’s product line consists of food storage, serving and preparation products. Tupperware also has an established line of kitchen gadgets, children’s educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates* containers, Fridge Stackables* containers, One Touch* canisters, the Rock ‘N Serve* microwave line, the Ultraplus* and OvenWorks* microwave and oven lines, silicon baking forms, the Expressions serving line, the Legacy Serving line, FridgeSmart* containers, the E-Series* and Chef Series* knives, stovetop cookware, Stuffables* and CheeseSmart* storage containers, and many specialized containers, food storage and serving and other products.

Tupperware continues to introduce new designs, colors and decoration in its product lines, to vary its product offerings by season and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2003 included a wide range of products in all four of Tupperware’s geographic areas, covering both core business areas and new categories. Some of the new products and categories are spices and seasonings and its new Stuffables* and CheeseSmart* containers. New product development and introduction will continue to be an important part of Tupperware’s strategy. Tupperware’s licensing business continues with existing partners such as The Walt Disney Company, Mattel, Warner Bros. and the National Football League.

BeautiControl.    BeautiControl manufactures and distributes skin care products, cosmetics, bath and body care, toiletries, fragrances, and related products. BeautiControl also has a health and nutritional supplements line. New products introduced in 2003 included Microderm* Abrasion Facial Buffing Crème and Body Buffing Crème that provide affordable at-home, do-it-yourself spa treatments and Regeneration Reprogram* Skin Serum that provides protection for the skin. BeautiControl sells its products through independent sales persons called directors and consultants, who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Outside the United States and Canada, BeautiControl products are sold within the Tupperware organization structure.

II.    MARKETS

Tupperware.    Tupperware’s business is operated on the basis of four geographic markets: Europe (Europe, Africa and the Middle East), Asia Pacific, Latin America and North America. Tupperware has operations in more than 80 countries and its products are sold in more than 100 foreign countries and in the United States. For the past five fiscal years, sales in foreign countries represented, on average, approximately 80 percent of total revenues from the sale of Tupperware products.

Market penetration varies throughout the world. Several “developing” areas that have low penetration, such as Latin America, Asia and Eastern and Central Europe, provide significant growth potential for Tupperware. Tupperware’s strategy continues to include expansion and greater penetration into new markets throughout the world.

BeautiControl.    BeautiControl’s products and image services are provided to clients via an independent sales force in North America, Latin America and Asia Pacific.

III.    DISTRIBUTION OF PRODUCTS

Tupperware. Tupperware’s products are distributed worldwide primarily through the “direct selling” method of distribution, in which products are sold to consumers outside traditional retail store channels. The distributorship system facilitates the timely distribution of products to consumers, and establishes uniform practices regarding the use of Tupperware trademarks and administrative arrangements with Tupperware, such as order entering, delivering and paying along with recruiting and training dealers.

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

In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware’s strategy is expanding its business by increasing the number of dealers, managers and distributors. Under the Tupperware system, distributors recruit, train, and motivate a large sales force to cover the distributor’s geographic area. Managers are developed and promoted by distributors to assist the distributors in recruiting, training and motivating dealers, while continuing to hold their own parties. Over the past several years in Tupperware’s United States business, the majority of its distributors have transitioned to operate under a new business model, in which many administrative tasks are performed by Tupperware since sales force orders and payments are made directly to the Company. This allows the distributor to concentrate on recruiting, training and motivating sales forces.

As of December 27, 2003, the Tupperware distribution system had approximately 1,900 distributors, 59,800 managers, and 910,000 dealers worldwide.

Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as “Tupperware parties,” are held in homes, offices, social clubs and other locations. Approximately 11.7 million demonstrations were held in 2003 worldwide. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which helps increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

In 2003, Tupperware continued the implementation around the world of its integrated direct access strategies to allow consumers to obtain Tupperware products other than by attending a Tupperware party and to enhance its core party plan business. These strategies include retail access points, Internet selling, (which includes the option of personal websites for the North America sales force), and television shopping. In addition, Tupperware enters into business-to-business transactions, in which Tupperware sells products to a partner company, whose products are combined with Tupperware products and sold through the partner’s distribution channel, with a link back to Tupperware’s party plan business to generate additional Tupperware parties.

The distribution of products to consumers is primarily the responsibility of distributors, who often maintain their own inventory of Tupperware products, the necessary warehouse facilities, and delivery systems; however, in some situations, Tupperware performs warehousing and selling functions and pays the distributor a commission for sales activity. In certain markets, Tupperware offers distributors the use of a delivery system of direct product shipment to consumers or dealers, which can further reduce distributors’ costs and leaves them more time to recruit, train and motivate their sales forces.

BeautiControl.    BeautiControl’s skin care, cosmetics and related products are sold through consultants and directors who are independent contractors, not employees of BeautiControl. As of December 27, 2003, the total sales force count was approximately 65,800.

The BeautiControl sales force reaches customers in group settings and through home demonstrations called Spa ESCAPEs or Image Parties. Introduced in 2003, Spa ESCAPEs provide the rejuvenating and relaxing benefits of a day spa while the customers learn the benefits of BeautiControl products and learn how to duplicate the spa experience in their homes, affordably. Additionally, the sales force is encouraged to market the products through personal consultations, product brochures and, in the United States, company-developed and -sponsored personal internet web pages called BeautiPage* in order to utilize multiple selling opportunities.

In order to provide immediate product delivery, the sales force maintains a small inventory of products.

In the United States, BeautiControl maintains BeautiControl.com through which consumers can order products, and BeautiNet* through which the sales force can place orders and recruit.

IV.    COMPETITION

Tupperware.    There are two primary competitive factors which affect the Registrant’s business: (i) competition with other “direct sales” companies for sales personnel and demonstration dates; and (ii) competition in the markets for food storage, serving and preparation containers, toys and gifts in general. Also, Tupperware has differentiated itself from its competitors through price, quality of products (lifetime warranty on most Tupperware products) and new products. Tupperware believes it holds a significant market share in each of these markets in many countries.

BeautiControl.    There are many competitors in the cosmetics business and the principal bases of competition generally are marketing, price, quality and newness of products. BeautiControl has differentiated itself and its products from the industry in general through the use of a number of value-added services and by being technologically at the forefront of the industry.

V.    EMPLOYEES

The Registrant employs approximately 6,200 people, of whom approximately 1,600 are based in the United States.

VI.    RESEARCH AND DEVELOPMENT

The Registrant incurred expenses of approximately $13.6 million, $12.0 million and $13.2 million for fiscal years ended 2003, 2002 and 2001, respectively, on research and development activities for new products.

VII.    RAW MATERIALS

Tupperware.    Products manufactured by Tupperware require plastic resins meeting its specifications. These resins are purchased through various arrangements with a number of large chemical companies located throughout Tupperware’s markets. As a result, Tupperware has not experienced difficulties in obtaining adequate supplies and generally has been successful in obtaining favorable resin prices. Research and development relating to resins used in Tupperware products is performed by both Tupperware and its suppliers.

BeautiControl.    Materials used in BeautiControl’s skin care, cosmetic and bath and body care products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by BeautiControl are available from a number of sources. To date, BeautiControl has been able to secure an adequate supply of raw materials and components for its manufacturing and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

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

BeautiControl.    BeautiControl has registered its trademarks and servicemarks in the United States and has registered or is in the process of registering its principal trademarks and servicemarks in many other countries. The Company has a patent on the formulae for its “REGENERATION”* and “REGENERATION2”* alpha-hydroxy acid-based products.

(Words followed by * are registered and unregistered Trademarks of the Registrant.)

IX.    ENVIRONMENTAL LAWS

Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Registrant’s capital expenditures, liquidity, earnings or competitive position.

X.    OTHER

Tupperware.    Sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by Tupperware’s dealers and their customers, as well as Tupperware’s reduced promotional activities during such quarter. Sales generally increase in the fourth quarter as it includes traditional gift-giving occasions in many of Tupperware’s markets and as children return to school and households refocus on activities that include the use of Tupperware’s products along with increased promotional activities supporting these opportunities.

BeautiControl.    BeautiControl is not subject to seasonality to any significant extent.

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

XI.    EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 12, 2004).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience

Judy B. Curry, age 41	Vice President and Controller since August 2000. Prior thereto, she served as Vice President and Chief Financial Officer of Tupperware Products S.A. in Fribourg, Switzerland since June 1999 after serving as the Registrant’s Assistant Controller since April 1998.

R. Glenn Drake, age 51	Group President, North America, Europe, Africa and the Middle East since January 2002, after serving as President, Tupperware North America since January 2000. Prior thereto, he served as Managing Director, Tupperware Canada from September 1998.

Lillian D. Garcia, age 47	Senior Vice President, Human Resources since December 1999. Prior thereto, she was Vice President Human Resources since April 1999 after serving as Vice President, Human Resources, Tupperware Latin America since October 1998.

V. Jane Garrard, age 41	Vice President, Investor and Media Relations since April 2002. Prior thereto, she was Vice President-Controller of Tupperware’s BeautiControl subsidiary since May 2000. Prior thereto from August 1998 to May 2000, she served as Director of Financial Planning and Treasury for Kitty Hawk, Inc.

E.V. Goings, age 58	Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a Director of Circuit City Stores, Inc., R. J. Reynolds Tobacco Holdings, Inc. and SunTrust Bank of Central Florida, N.A.

Name and Age	Office and Experience

Josef Hajek, age 46	Vice President, Tax since September 2001, after serving as Staff Vice President, Tax from January 1998.

David T. Halversen, age 59	Group President, Latin America and BeautiControl since March 2003. Prior thereto, he served as Senior Vice President, Business Development and Planning since May 2002 and as Senior Vice President, Business Development and Communications since November 1996.

C. Morgan Hare, age 56	Senior Vice President, Global Marketing since May 2003. Prior thereto she served as Vice President and Senior Global Marketing Officer since October 2001, after serving in senior marketing positions with Home Shopping Network since March 1997.

Christa Hart, age 44	Vice President, Strategy and Business Development since July 2003. Prior to such date she served as a consultant from October 2002 to July 2003 with International Business Machines Corporation, after serving as a consultant with PricewaterhouseCoopers LLP.

Anne E. Naylor, age 54	Vice President, Internal Audit since October 1999. Prior thereto, she served as Executive Director, Business Analysis and Audit, Cummins Engine Company from May 1995.

Gaylin L. Olson, age 58	Group President, Asia Pacific and Emerging Markets since September 2002, after serving as Group President, Latin America and Asia Pacific since January 2002, and President, Tupperware Latin America since September 1998.

Michael S. Poteshman, age 40	Senior Vice President and Chief Financial Officer since November 2003, after serving as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since May 2002. Prior thereto he served as Vice President, Finance and Investor Relations from May 2001 to May 2002, as Vice President, Investor Relations and Treasurer from August 2000 to May 2001, and prior thereto as Vice President and Controller.

Thomas M. Roehlk, age 53	Senior Vice President, General Counsel and Secretary since December 1995.

Christian E. Skroeder, age 55	Senior Vice President, Worldwide Market Development since April 2001, responsible for emerging markets in Asia Pacific, after serving as Group President, Tupperware Europe, Africa and the Middle East since April 1998.

José R. Timmerman, age 55	Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 43	Vice President and Chief Technology Officer since August 2002. Prior thereto, he was Vice President of Information Technology, Worldwide from June 2001. From 1996 to 2001 he was Director, Information Technology for Tupperware North America.

Item 2.    Properties

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains Tupperware manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, the Philippines, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in China, India, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

In addition to the above-described improved properties, the Registrant owns approximately 500 acres of unimproved real estate surrounding its corporate headquarters in Orlando, Florida, which have been prepared for a variety of development purposes. The Registrant began selling this property in 2002, and this project is expected to continue through 2006 or 2007.

Item 3.    Legal Proceedings

A number of ordinary-course legal and administrative proceedings against the Registrant are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Registrant establishes reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be determined with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon the Registrant.

As part of the 1986 reorganization involving the formation of Premark International, Inc., Premark was spun-off by Dart & Kraft, Inc., and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Registrant, including matters alleging product and environmental liability. The assumption of liabilities by Kraft Foods, Inc. remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The stock price information set forth in Note 15: “Quarterly Financial Summary (Unaudited)” appearing on page 66 of the Annual Report to Shareholders for the year ended December 27, 2003, is incorporated by reference into this Report. The information set forth in Note 16: “Rights Agreement” on page 67 of the Annual Report to Shareholders for the year ended December 27, 2003 is incorporated by reference into this Report. As of February 15, 2004, the Registrant had 52,681 shareholders of record and beneficial holders.

Item 6.    Selected Financial Data

The information set forth under the caption “Selected Financial Data” on pages 14 through 17 of the Annual Report to Shareholders for the year ended December 27, 2003, is incorporated by reference into this Report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth on pages 18 through 39 of the Annual Report to Shareholders for the year ended December 27, 2003, is incorporated by reference into this Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information set forth under the caption “Market Risk” on pages 36 and 37 of the Annual Report to Shareholders for the year ended December 27, 2003, is incorporated by reference into this Report.

Item 8.    Financial Statements and Supplementary Data

(a)  The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 40 through 67, and on page 68, respectively, of the Annual Report to Shareholders for the year ended December 27, 2003 are incorporated by reference into this Report:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 27, 2003, December 28, 2002 and December 29, 2001;

Consolidated Balance Sheets—December 27, 2003 and December 28, 2002;

Notes to the Consolidated Financial Statements; and

Report of Independent Certified Public Accountants.

(b)  The supplementary data regarding quarterly results of operations contained in Note 15: “Quarterly Financial Summary (Unaudited)” of the Notes to the Consolidated Financial Statements of Tupperware Corporation on page 66 of the Annual Report to Shareholders for the year ended December 27, 2003, is incorporated by reference into this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective at a level of reasonable assurance to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

The information as to the Directors of the Registrant set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” on pages 1 through 4 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2004, as well as the information under the caption “Corporate Governance” on page 4 of such proxy statement, and the information set forth under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” on page 6 of such proxy statement, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.	Executive Compensation

The information set forth under the caption “Compensation of Directors” on page 16 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2004, and the information on pages 12 through 17 of such Proxy Statement relating to executive officers’ compensation is incorporated by reference into this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners” on page 6, “Security Ownership of Management” on page 5 and “Equity Compensation Plan Information” on page 13 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2004, is incorporated by reference into this Report.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Indebtedness of Management” on pages 6 and 7 of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2004, is incorporated by reference into this Report.

Item 14.	Principal Accounting Fees and Services

The information set fourth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Audit Services” on pages 17 and 18 of the Proxy Statement related to the Annual Meeting of Shareholders to be held on May 12, 2004, is incorporated by reference into this report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports On Form 8-K

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Certified Public Accountants set forth on pages 40 through 67 and on page 68, respectively, of the Annual Report to Shareholders for the year ended December 27, 2003, are incorporated by reference into this Report by Item 8 hereof:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 27, 2003, December 28, 2002 and December 29, 2001;

Consolidated Balance Sheets—December 27, 2003 and December 28, 2002;

Notes to the Consolidated Financial Statements; and

Report of Independent Certified Public Accountants.

(a) (2) List of Financial Statement Schedules

The following consolidated financial statement schedules (numbered in accordance with Regulation S-X) of Tupperware Corporation are included in this Report:

Report of Independent Certified Public Accountants on Financial Statement Schedule Report; and

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 27, 2003.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*1	Underwriting Agreement (Attached to Form S-3 (No. 333-12125) Registration Statement as Exhibit 1 filed with the Commission on September 16, 1996, and incorporated herein by reference).

*2	Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and Dart Industries Inc. (Attached as Exhibit 2 to Tupperware Corporation’s Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.1	Amended and Restated Certificate of Incorporation of Tupperware Corporation (Attached as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.2	Amended and Restated By-laws of Tupperware Corporation as amended May 11, 1999 (Attached as Exhibit 3.2 to Form 10-Q for the second quarter of 1999 filed with the Commission on August 9, 1999, and incorporated herein by reference).

*4.1	Rights Agreement, by and between Tupperware Corporation and the rights agent named therein (Attached as Exhibit 4 to the Registrant’s Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

Exhibit Number	Description
*4.2	Indenture dated as of October 1, 1996, among Tupperware Corporation and The First National Bank of Chicago, as Trustee, (Attached as Exhibit 4(a) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.3	Form of Debt Securities (Attached as Exhibit 4(b) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.4	Form of Warrant Agreement, including form of Warrant Certificate (Attached as Exhibit 4(a) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125) filed with the Commission on September 25, 1996, and incorporated herein by reference).

*10.1	Tupperware Corporation 1996 Incentive Plan as amended through August 10, 2000 (Attached as Exhibit 10.1 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.2	Tupperware Corporation Directors’ Stock Plan as amended November 12, 1998 (Attached as Exhibit 10.2 to Form 10-K filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.3	Form of Change of Control Agreement (Attached as Exhibit 10.2 to Form 10-Q for the third quarter of 1999 filed with the Commission on November 8, 1999, and incorporated herein by reference).

*10.4	Tax Sharing Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10, filed with the Commission on May 22, 1996, and incorporated herein by reference).

*10.5	Employee Benefits and Compensation Allocation Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

*10.6	Credit Agreements dated April 30, 2002, as amended April 28, 2003 (Attached as Exhibits 10.1 to Form 10-Q, filed with the Commission on May 14, 2002 and May 13, 2003 and incorporated herein by reference).

*10.7	Form of Franchise Agreement between a subsidiary of the Registrant and distributors of Tupperware products in the United States (Attached as Exhibit 10.7 to Form 10-K filed with the Commission on March 26, 2002, and incorporated herein by reference.)

*10.8	[Reserved]

*10.9	Loan Agreement, Promissory Note, and Stock Pledge Agreement dated November 13, 1998, between a subsidiary of Tupperware and E.V. Goings (Attached as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 1998 filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.10	Management Stock Purchase Plan (Attached to Form S-8 (No. 333-48650) as Exhibit 4.3 filed with the Commission on October 26, 2000 and incorporated herein by reference).

*10.11	Form of Promissory Note between Tupperware and various executives (Attached as Exhibit 10.11 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.12	Form of Stock Pledge Agreement between Tupperware and various executives (Attached as Exhibit 10.12 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.13	Tupperware Corporation 2000 Incentive Plan as amended through August 10, 2000 (Filed on Form S-8 (No. 333-50012) on November 15, 2000, and incorporated herein by reference.)

Exhibit Number	Description
*10.14	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings dated June 1, 2003. (Attached as Exhibit 10.2 to Form 10-Q filed with the Commission on August 12, 2003, and incorporated herein by reference).

*10.15	Tupperware Corporation Supplemental Executive Retirement Plan dated June 1, 2003 (Attached as Exhibit 10.3 to Form 10-Q filed with the Commission on August 12, 2003, and incorporated herein by reference).

*10.16	Form of Note Purchase Agreement between a subsidiary of the Registrant and participants in a private placement debt offering of $150 million Senior Notes due July 2011 (attached as Exhibit 10.1 to Form 10-Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

*10.17	The Registrant’s guaranty agreement with its subsidiary regarding $150 million Senior Notes due July 2011 (Attached as Exhibit 10.2 to Form 10-Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

*10.18	Tupperware Corporation 2002 Incentive Plan (Attached as Exhibit 10.17 to Form 10-K filed with the Commission on March 27, 2003, and incorporated herein by reference).

13	Pages 14 through 69 of the Annual Report to Shareholders of the Registrant for the year ended December 27, 2003.

21	Subsidiaries of Tupperware Corporation as of March 4, 2004.

23	Consent of Independent Accountants

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

(b)  Reports on Form 8-K

During the quarter ended December 27, 2003, the Registrant filed a report on Form 8-K dated October 22, 2003 furnishing under Item 12 its earnings release announcing its financial results for the third quarter and year-to-date period ended September 27, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and

Shareholders of Tupperware Corporation

Our audits of the consolidated financial statements referred to in our report dated February 12, 2004 appearing in the 2003 Annual Report to Shareholders of Tupperware Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Orlando, Florida

February 12, 2004

TUPPERWARE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 27, 2003

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E.
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for doubtful accounts, current and long term:
Year ended December 27, 2003	$50.5	$7.6	$—	$ (8.8) / F1 4.3 / F2	$53.6
Year ended December 28, 2002	46.7	10.2	—	(4.2) / F1 (2.2) / F2	50.5
Year ended December 29, 2001	59.7	13.4	—	(22.3) / F1 (4.1) / F2	46.7

Valuation allowance for deferred tax assets:
Year ended December 27, 2003	$31.8	$1.5	$—	$ (3.3) / F1 2.4 / F2	$32.4
Year ended December 28, 2002	40.1	0.1	—	(8.4) / F2	31.8

Year ended December 29, 2001	31.8	8.3	—	—	40.1

Allowance for Inventory Obsolescence:
Year ended December 27, 2003	$16.1	$6.7	$—	$ 0.8 / F2 (2.7) / F3	$20.9
Year ended December 28, 2002	20.8	5.1	—	(1.0) / F2 (8.8) / F3	16.1
Year ended December 29, 2001	24.6	3.5	—	(6.4) / F3 (0.9) / F2	20.8

F1	Represents write-offs less recoveries.

F2	Foreign currency translation adjustment.

F3	Represents write-offs less inventory sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE CORPORATION (Registrant)

By:	/s/ E.V. GOINGS

E.V. Goings Chairman and Chief Executive Officer

March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS E.V. Goings	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL S. POTESHMAN Michael S. Poteshman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JUDY B. CURRY Judy B. Curry	Vice President and Controller (Principal Accounting Officer)

* Rita Bornstein, Ph.D.	Director

* Kriss Cloninger III	Director

* Clifford J. Grum	Director

* Joe R. Lee	Director

* Bob Marbut	Director

* Angel R. Martinez	Director

* Robert J. Murray	Director

* David R. Parker	Director

* Joyce M. Roché	Director

* M. Anne Szostak	Director

By: /s/ THOMAS M. ROEHLK Thomas M. Roehlk Attorney-in-fact

March 9, 2004