Form 10-Q
period 2004-03-27
TUPPERWARE CORP
filed 2004-05-05
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended March 27, 2004

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

As of May 3, 2004, 58,547,988 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 27, 2003.

The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
	March 27, 2004	March 29, 2003
	(In millions, except per share amounts)
Net sales	$296.4	$271.5
Cost of products sold	100.1	89.3

Gross margin	196.3	182.2

Delivery, sales and administrative expense	176.8	164.8
Gains on disposal of assets	1.4	—

Operating income	20.9	17.4

Interest income	0.5	0.6
Other income	0.3	—
Interest expense	3.2	5.0
Other expense	—	4.8

Income before income taxes	18.5	8.2
Provision for income taxes	4.0	1.8

Net income	$14.5	$6.4

Net income per common share:

Basic	$0.25	$0.11

Diluted	$0.25	$0.11

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	March 27, 2004	December 27, 2003
	(In millions)
Cash and cash equivalents	$39.5	$45.0

Accounts receivable	116.7	127.3
Less allowances for doubtful accounts	(23.6)	(25.2)

	93.1	102.1

Inventories	168.1	160.5
Deferred income tax benefits, net	59.9	59.2
Non-trade amounts receivable	34.5	27.1
Prepaid expenses	19.6	17.5

Total current assets	414.7	411.4

Deferred income tax benefits, net	144.6	136.8

Property, plant and equipment	1,066.2	1,059.3
Less accumulated depreciation	(851.7)	(837.9)

	214.5	221.4

Long-term receivables, net of allowances of $28.3 million at March 27, 2004 and $26.8 million at December 27, 2003	43.2	45.4
Goodwill, net of accumulated amortization of $1.6 million at March 27, 2004 and December 27, 2003	56.2	56.2
Other assets, net	23.2	18.7

Total assets	$896.4	$889.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	March 27, 2004	December 27, 2003
	(Dollars in millions except per share amounts)
Accounts payable	$78.2	$86.0
Short-term borrowings and current portion of long-term debt	3.7	5.6
Accrued liabilities	191.7	182.6

Total current liabilities	273.6	274.2

Long-term debt	262.3	263.5
Accrued postretirement benefit cost	36.6	36.4
Other liabilities	91.0	87.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	24.0	23.1
Subscriptions receivable	(20.2)	(20.6)
Retained earnings	530.1	529.0
Treasury stock, 3,828,142 shares at March 27, 2004, and 3,850,343 shares at December 27, 2003, at cost	(104.7)	(105.5)
Unearned portion of restricted stock issued for future service	(1.4)	(1.6)
Accumulated other comprehensive loss	(195.5)	(196.8)

Total shareholders’ equity	232.9	228.2

Total liabilities and shareholders’ equity	$896.4	$889.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
	March 27, 2004	March 29, 2003
	(In millions)
Operating Activities:
Net income	$14.5	$6.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12.7	13.5
(Gain) loss on sale of assets	(1.1)	0.2
Changes in assets and liabilities:
Decrease in accounts receivable	11.4	0.2
Increase in inventories	(7.9)	(5.8)
Decrease in accounts payable and accrued liabilities	(5.6)	(13.9)
Decrease in income taxes payable	(2.9)	(8.8)
(Increase) decrease in net deferred income taxes	(7.4)	0.5
Net cash impact from fair value hedge activity	(0.2)	0.2
Other, net	2.6	(5.2)

Net cash provided by (used in) operating activities	16.1	(12.7)

Investing Activities:
Capital expenditures	(9.6)	(7.4)
Proceeds from disposal of property, plant and equipment	2.2	0.2

Net cash used in investing activities	(7.4)	(7.2)

Financing Activities:
Dividend payments to shareholders	(12.9)	(12.8)
Proceeds from exercise of stock options	0.7	—
Net (decrease) increase in short-term debt	(2.0)	20.7

Net cash (used in) provided by financing activities	(14.2)	7.9

Effect of exchange rate changes on cash and cash equivalents	—	(0.7)

Net decrease in cash and cash equivalents	(5.5)	(12.7)

Cash and cash equivalents at beginning of year	45.0	32.6

Cash and cash equivalents at end of period	$39.5	$19.9

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

Certain prior year amounts have been reclassified on the consolidated financial statements to conform with current year classifications.

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	March 27, 2004	December 27, 2003
Finished goods	$101.1	$102.8
Work in process	23.9	20.0
Raw materials and supplies	43.1	37.7

Total inventories	$168.1	$160.5

Note 3: Accounting for Stock-Based Compensation

Through December 28, 2002, the Company accounted for stock options utilizing the intrinsic method under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This method results in no stock-based compensation cost when options granted have an exercise price equal to market value at the date of grant. Effective for fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123”. Awards under the Company’s plans vest over periods up to seven years. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would be recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Note 3: Accounting for Stock-Based Compensation (continued)

	13 Weeks Ended
(In millions, except per share amounts)	March 27, 2004	March 29, 2003
Net income	$14.5	$6.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.2	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1.1)	(1.5)

Pro forma net income	$13.6	$6.2

Earnings per share:
Basic – as reported	$0.25	$0.11

Basic – pro forma	$0.23	$0.08

Diluted – as reported	$0.25	$0.11

Diluted – pro forma	$0.23	$0.08

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

	13 Weeks Ended
	March 27, 2004	March 29, 2003
Weighted average number of shares used in the basic earnings per share computation	58.4	58.3

Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.4	0.1

Potential common stock excluded in diluted earnings per share because inclusion would have been anti-dilutive	6.0	10.5

Note 5: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the first quarter, were as follows (in millions):

	13 Weeks Ended
	March 27, 2004	March 29, 2003
Net income	$14.5	$6.4
Foreign currency translation adjustments	1.3	(0.5)
Deferred gain on cash flow hedges, net of tax provision of $0.3 million and $1.0 million for the first quarter 2004 and 2003, respectively	0.4	1.6
Net equity hedge (loss) gain, net of tax (benefit) provision of $(0.3) and $0.2 million for the first quarter 2004 and 2003, respectively	(0.4)	0.3

Comprehensive income	$15.8	$7.8

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 9, “Accounting for Derivative Instruments and Hedging Activities”.

Note 6: Re-engineering Costs

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance.

Note 6: Re-engineering Costs (continued)

The liability balance, included in accrued liabilities, related to re-engineering activity for the three months ended March 27, 2004 and the year ended December 27, 2003 was as follows (in millions):

	March 27, 2004	December 27, 2003
Beginning of year balance	$4.4	$8.8
Provision	—	8.9
Accrual adjustments	—	(2.1)
Cash expenditures:
Severance	(1.4)	(6.0)
Other	(0.2)	(1.6)
Non-cash impairments	—	(4.8)
Translation impact	—	1.2

End of period balance	$2.8	$4.4

The remaining accrual relates primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be paid out by the third quarter of 2004.

As a result of continued business analysis, the Company anticipates incurring charges for re-engineering activities over the course of the current year in the United States and Asia Pacific. While actions and related costs are still being finalized, it is expected that total costs will be approximately $5 million in the second quarter and relate primarily to rationalizing manufacturing capacity.

Note 7: Noncash Investing and Financing Activities

During the first quarter of 2004, the Company sold land and received $11.6 million in notes receivable as part of the settlement.

Also during the first quarter of 2004, an executive retired from the Company and settled a $0.6 million loan to the Company with common stock that had been purchased under the Management Stock Purchase Plan.

Note 8: Segment Information

The Company manufactures and distributes products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Unallocated expenses in the first quarter of 2003 included a $4.2 million foreign exchange loss from the Company’s previous program to hedge certain cash flows generated in foreign currency. Cash flow hedges are discussed more fully in Note 9.

Note 8: Segment Information (continued)

	13 Weeks Ended
(In millions)	March 27, 2004	March 29, 2003
Net sales:
Europe	$161.5	$135.3
Asia Pacific	42.0	39.0
Latin America	22.9	20.5
North America (a)	45.4	55.7
BeautiControl North America	24.6	21.0

Total net sales	$296.4	$271.5

Segment profit (loss):
Europe	$36.1	$29.5
Asia Pacific	0.6	1.1
Latin America	0.7	(2.0)
North America	(12.5)	(7.7)
BeautiControl North America	(0.5)	1.4

Total segment profit	24.4	22.3

Unallocated expenses	(4.6)	(9.7)
Other income (b)	1.4	—
Interest expense, net	(2.7)	(4.4)

Income before income taxes	$18.5	$8.2

(a)	A new business model that began to be implemented in 2001 results in a higher company sales price since it includes the margin that was previously realized by distributors who are now compensated with a commission. The conversion to the new business model was about 70 percent complete at the end of the first quarter of 2003. For 2004, the model change resulted in an increase in selling prices of $0.9 million compared with first quarter 2003.
(b)	Other income for 2004 represents a gain of $1.4 million in the continuation of the Company’s program to sell land held for development near the Company’s Orlando, Florida headquarters site (“land sales”).

Note 9: Accounting for Derivative Instruments and Hedging Activities

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

Note 9: Accounting for Derivative Instruments and Hedging Activities (continued)

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swap agreements to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of net income. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in other expense for the first quarters ended March 27, 2004 and March 29, 2003 were immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement that matures on January 24, 2007, with a notional amount of 6.7 billion Japanese yen. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of March 27, 2004, the cumulative loss was about $0.6 million. The change in the cumulative loss for the quarters ended March 27, 2004 and March 29, 2003 was insignificant.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in non-trade amounts receivable or accrued liabilities as applicable. The foreign exchange loss recorded as a component of other expense was approximately $4.2 million in the first quarter of 2003. As of March 27, 2004, the balance in other comprehensive loss was a $0.4 million loss, net of tax. The change in the balance in other comprehensive loss was a net $0.4 million gain and $1.6 million gain during the quarters ended March 27, 2004 and March 29, 2003, respectively. The ineffective portion of the gain or loss on the hedging instruments in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the first quarter of 2004, the Company recorded net losses associated with these hedges of $0.4 million net of applicable tax benefit in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

Note 9: Accounting for Derivative Instruments and Hedging Activities (continued)

In order to hedge against the impact of a strengthening U.S. dollar in 2004, on January 19, 2004, the Company entered into ten option agreements to hedge a portion of its net equity investments denominated in euros. The options each have a strike price of approximately 1.18 U.S. dollars to the euro as compared with a market rate of 1.24 U.S. dollars to the euro when the options were contracted. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2004 euro-denominated cash flows with a floor of 1.18 U.S. dollars to the euro by giving the Company the ability to sell euros at that value. The options had a combined notional value of approximately $118 million and expiration dates at various points during 2004. Should the rate stay above the strike price during the course of the year, the Company will allow the options to expire unexercised. At the end of each quarter, the Company will revalue the open options and record any change in fair value as a component of other comprehensive income. The Company paid approximately $1.7 million for these options, which will be recorded in other expense during 2004 as part of the revaluation process. During the first quarter, two of the options with notional amounts of approximately $13.9 million were allowed to expire unexercised based on market rates. The impact on other income and other comprehensive income as a result of the option expirations and revaluations were both immaterial during the first quarter.

Note 10: Revolving Line of Credit

As of March 27, 2004, the Company had revolving lines of credit totaling $250 million of which $100 million expired on April 27, 2004. Based upon current liquidity projections and capital needs, the Company did not renew the facility that expired in 2004. The remaining $150 million expires on April 29, 2005. The Company expects to begin renewal negotiations for the current revolver in the third quarter. The revolving credit agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the first quarter of 2004, the requirement was $128.0 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter was $167.1 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings-to-total-borrowings ratio which could restrict the Company’s access to debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges, as defined by the agreement, and are based on a four quarter rolling total. At the end of the first quarter of 2004, the Company had borrowings of $266.0 million compared with maximum borrowings permitted under the covenants of $382.8 million.

Note 11: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter were as follows (in millions):

	Pension benefits			Postretirement benefits
	2004		2003	2004	2003
Service cost and expenses	$		$1.1	$0.3	$0.2
Interest cost		1.4	1.2	0.9	1.0
Expected return on plan assets		(0.9)	(0.5)	—	0.2
Net amortization and (deferral)		0.1	(0.4)	0.2	—

Net periodic benefit cost	$		$1.4	$1.4	$1.4

Note 12: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 13: New Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” and later issued a revised version, FIN 46R, in December 2003. The revised standard was applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 27, 2004 compared with the same period ended March 29, 2003, and changes in financial condition during the 13 weeks ended March 27, 2004.

The Company’s primary means of distributing its product is through independent sales consultants. The majority of the Company’s products are in turn sold to end customers who are not members of the sales forces. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Overview

During the first quarter of 2004, net income more than doubled. The Company’s performance reflected continuing strength of Europe, led by the segment’s largest market, Germany, and continues to yield strong sales force statistics that should provide a base for continued growth. In addition, Latin America and BeautiControl North America showed improved operating results, although the BeautiControl North America profitability was negatively impacted by accruals for executive retirement costs and pending legal matters that totaled a combined $2.5 million. In Asia Pacific, results were mixed. While the segment’s largest market, Japan, had unfavorable comparisons with the same period last year, several markets, including Australia, Malaysia, China and India all had a positive quarterly comparison. The North American Tupperware business continued to struggle to rebuild its sales force following the disruptions in 2003 related primarily to the Company’s initiative to market its products in a major retailer, which was halted in the third quarter of 2003. This situation resulted in sales and profit both being down significantly for the quarter. In addition, the average active sales force did not show sequential improvement for the quarter and as a result, the Company remains cautious about the timing of positive sales force comparisons and now believes that these likely will not occur until into 2005. This situation is expected to result in a significant 2004 loss. In other areas, there was growth in the Company’s emerging markets and higher international beauty sales. First quarter profitability also benefited from favorable foreign exchange rates and the absence of more than $4 million pretax loss related to a hedging program that was terminated at the end of 2003, as well as reduced net interest and net corporate expenses. There was also a gain of $1.4 million on the sale of land held for development.

The Company was able to continue its strong balance sheet management during the quarter, which was achieved through significant improvement in cash from operating activities compared with the first quarter of last year. The net debt-to-total capital ratio was slightly better than year end 2003, and at 49 percent was 13 percentage points better than at March 29, 2003. For this ratio, net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity.

Net Sales

Net sales for the first quarter ended March 27, 2004 increased nearly $25 million or 9 percent from the same period in 2003. However, excluding a $25.7 million positive impact of foreign exchange, primarily due to a stronger euro, net sales were about flat with the first quarter of 2003. Significant improvement in Europe as well as BeautiControl North America, in addition to strong increases in Latin America and Asia Pacific, were partially offset by a significant decline in the North American Tupperware business. North American Tupperware sales were negatively impacted by approximately $6 million due to the cessation of its agreement to distribute its products in over 1,100 stores of a major retailer. This agreement was terminated by the Company effective September 1, 2003 as discussed more fully in the segment results. A discussion of the sales results for the Company’s other reporting segments is included in the segment results section.

Re-engineering Costs

Refer to footnote 6 for a discussion of re-engineering activities and related accruals. The Company anticipates incurring charges for re-engineering activities, primarily in the second quarter, in the United States and Asia Pacific. While actions and related costs are still being finalized, it is expected that total costs will be approximately $5 million and relate primarily to rationalizing manufacturing capacity.

Gross Margin

Gross margin as a percentage of sales was 66.2 percent and 67.1 percent for the first quarter of 2004 and 2003, respectively. The 2004 reduction reflected a slight decline in Europe as lower volume, largely due to a reduction in business-to-business sales, was nearly offset by a better mix of products and improved manufacturing capacity utilization. Additionally, the North American Tupperware business, Latin America and BeautiControl North America all experienced lower margin rates. The decline in North America reflected lower volume and an increase in inventory obsolescence. Latin America and BeautiControl North America declines were primarily mix related. Partially offsetting these declines was an increase in Asia Pacific which was due to a better mix of products as well as generally lower discounting. Reduced product costs due to better foreign exchange, primarily in Australia, also contributed.

Costs and Expenses

Delivery, sales and administrative expense declined as a percentage of sales to 59.6 percent for the first quarter of 2004, compared with 60.7 percent in 2003. Excluding the impact of foreign exchange, the dollar comparison between the first quarter of 2004 and 2003 was about flat. Overall, promotional spending was slightly improved, primarily due to more efficient programs in Europe. Also contributing was improvement in administrative expenses as all segments continued to pursue cost-saving initiatives. Largely offsetting this improvement were accruals, totaling approximately $2.5 million combined, in BeautiControl North America related to an executive retirement as well as pending legal matters. Specific segment impacts are discussed in the segment results section.

The decline in other expense was largely due to the absence of $4.2 million of 2003 foreign exchange losses resulting from the Company’s program to hedge certain cash flows denominated in euros, Japanese yen and Korean won. The program also had the effect of largely mitigating the foreign exchange impact on net income comparisons to prior periods. As the cost of the program increased, the Company determined that its cost exceeded the benefit and ceased the program at the end of 2003. These losses were included in unallocated expenses for segment reporting.

Net Interest Expense

Net interest expense declined significantly in the first quarter of 2004 as compared with the first quarter of 2003. The $1.7 million decline to $2.7 million of net expense in 2004 was a result of the Company’s entering two interest rate swap agreements, discussed in the market risk section, which were effective September 29, 2003 which have resulted in lower interest rates and a reduction of net interest expense of approximately $1.2 million for the quarter. Also contributing was the Company’s entering a $27 million forward contract to buy Mexican pesos to hedge the fair value of an intercompany obligation. The favorable impact of forward points on this contract reduced net interest expense by approximately $0.6 million. Based on expectations of rising interest rate trends, the Company expects full year net expense to be $15 to $16 million.

Tax Rate

The effective tax rate in the first quarter of 2004 was 21.5 percent, representing a modest decline from 22.5 percent in the first quarter of 2003. The rate decrease was due to a slightly more favorable mix of income related to foreign operations as well as the deferred benefit recognized on the United States loss related to the expected future utilization of foreign tax credits. The effective tax rates for both years were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates. A full year effective tax rate of 21 to 22 percent is currently projected.

Net Income

Net income for the quarter more than doubled to $14.5 million or $0.25 per share, as compared with $6.4 million, or $0.11 per share in the first quarter of 2003. The increase was largely due to the favorable impact of a weaker U.S. dollar, particularly versus the euro, and elimination of the Company’s hedge program noted earlier. Also contributing to the increase was the lower net interest expense previously discussed, lower corporate expenses and a $1.4 million pretax gain on the sale of land for development near the Company’s Orlando, Florida headquarters. This gain was included in gains on disposal of assets on the Company’s income statement. The Company currently anticipates recording an additional pretax gain of approximately $10 million related to land development activity during the remainder of 2004 which is currently deferred as the Company is recognizing the gain on this transaction under the installment method. This gain will be recognized upon the satisfaction of an $8.0 million note receivable that the Company is carrying from one of the parties in this transaction. The Company also accepted a $3.6 million mortgage note to satisfy the balance of the purchase price of this transaction. Lower corporate expenses reflected elimination of certain costs related to the Company’s former Halls, Tennessee manufacturing facility, as well as costs related to an executive retirement. The decline was also partially due to a timing shift of some expenses that will be incurred later in the year. Partially offsetting these benefits were increased compensation costs due to the Company’s adoption of the fair-value method of accounting for stock options, accruals for incentive awards and increased professional service fees related to compliance with provisions of the Sarbanes-Oxley Act. Full year corporate expenses are projected at $27 to $28 million.

Within the segments, Europe increased significantly and Latin America had a profit for the quarter compared with a loss in the prior year. North American Tupperware operations finished the quarter with a significantly higher loss and Asia Pacific also had a decline in profitability for the quarter. BeautiControl North America had a $0.5 million loss for the quarter due to the $2.5 million accruals noted in the Costs and Expenses section compared with a $1.4 million profit in the first quarter of 2003. Specific segment profitability is discussed in the segment results section.

International operations generated 78 percent and 73 percent of sales, respectively, in the first quarter of 2004 and 2003 and all of the segment profit in both periods.

Segment Results (dollars in millions)

Europe

	2004	2003	Increase		Restated* increase	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2004	2003
First Qtr
Net sales	$161.5	$135.3	$26.2	19%	3%	$21.4	55%	50%
Segment profit	36.1	29.5	6.6	22	6	4.5	+	+

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total

The substantial first quarter sales increase was due primarily to the stronger euro as well as total and average active sales force size advantages of 15 percent over the first quarter of 2003. The slight increase in local currency was primarily due to strong growth in Germany, the segment’s largest market, as well as continued sharp improvement in Russia. Also, the Netherlands, South Africa and Turkey all showed significant sales increases for the quarter. The contribution to the growth in sales in the segment from the emerging markets was less than those markets’ impact on the increase in active sellers due to lower party averages as a result of lower Gross Domestic Products. The German increase was due to increased sales volume as a result of a substantial increase in the total sales force size, which more than offset a decline in productivity. The productivity decline reflected strong recruiting and resulting increase in less experienced sales force members. German sales for the quarter also benefited from late period distributor orders in advance of an announced price increase. The Russian increase was also due to the volume increase that came from a substantial increase in the total sales force as the market continued its solid growth. A larger and more active sales force, along with a business-to-business transaction, produced the increase in the Netherlands while South Africa’s increase was primarily due to a significant sales force increase. Turkey also had a significant increase in sales force size as well as significant growth in productivity. These improvements were partially offset by significant declines in France and Austria. While the French sales force level was about flat with the end of last year’s first quarter, lower activity and productivity led to the decline noted. The decline in Austria was due to the absence of a large business-to-business transaction in the first quarter of last year as party plan sales improved. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. For the segment as a whole, business-to-business sales, excluding the impact of foreign currency exchange rate fluctuations, declined in the quarter from $5.8 million in 2003 to $1.4 million in 2004 and are expected to continue to be lower than last year.

Segment profit also increased significantly for the quarter, also mainly due to the impact of the stronger euro. The modest increase in local currency largely mirrored the sales increase noted above. A modest decline in volume was more than compensated for by an improved product mix and less discounting.

The Company continues to pursue its Integrated Direct Access (IDA) strategy in Europe and increased the number of locations 30 percent from the first quarter a year ago. This channel remains a small part of the overall business and the primary reason for pursuing the IDA strategy is to build the party plan business by driving recruiting and party scheduling.

The expectation for 2004 remains positive as the sales force and average active sales force size advantage, along with effective promotional and operating cost management, should lead to an increase in sales and profit.

Asia Pacific

	2004	2003	Increase (decrease)		Restated* decrease		Positive foreign exchange impact	Percent of total
			Dollar	Percent				2004	2003
First Qtr
Net sales	$42.0	$39.0	$3.0	8%	(2	) %	$3.9	14%	14%
Segment profit	0.6	1.1	(0.5)	(43)	(54)		0.3	2	5

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

First quarter local currency sales were down slightly from last year while the good overall increase reflected the impact of a weaker U.S. dollar, primarily as compared with the Australian dollar and the Japanese yen. In local currency terms, Malaysia recorded a significant increase in sales and Australia showed modest improvement. In addition, the Philippines, which has been struggling, had a significant sales increase for the quarter on the strength of a larger, more active and more productive sales force which led to a substantial increase in sales volume. Within the emerging markets, India had a strong increase and China was up sharply. For the quarter, Malaysia had a larger, more active and more productive sales force and reflected the continued expansion of the BeautiControl line of products in this market. Australia also benefited from a larger sales force size that was more productive. The growth in China reflected the continued expansion of the business in this emerging market where the number of retail storefronts increased to almost 1,000 compared with approximately 900 at the end of 2003 and 100 as of the end of the first quarter of 2003. India’s improvement came largely from a significant gain in activity as a result of a targeted focus on sales force unit activity. These gains were offset by a significant decline in Japan, the segment’s largest market, as well as a decline in Indonesia. The Japanese and Indonesian declines were due to smaller sales forces which led to the lower sales volume for the quarter. Strong efforts are being made to build active sellers in these markets including improved incentives for party hosts.

The decline in first quarter segment profit was a reflection of the local currency sales decline discussed above. It further reflects a modest increase in operating expenses, largely due to continuing to build the infrastructure to support the sharp growth in the Chinese business. However, the Company also saw profitability improvement in both the Philippines and Korea. The Philippine improvement reflected the sales growth and brought the market to a small profit. The improvement in Korea was largely due to cost containment efforts. The favorable foreign exchange impact on profit was primarily due to the stronger Australian dollar.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of a delay in anticipated government business regulations, the Company is presently unable to renew its license under its current ownership structure and as a result, is currently operating without a license. The Company has been in contact with the appropriate Indonesian government officials as well as other members of the direct selling industry similarly impacted in an attempt to resolve the situation. The Company is currently working on a model to work in the current legal environment and is finalizing the detailed preparation of a new legal structure. However, until any resolution is final, it is possible that the government could order the Company to cease operations in Indonesia which could materially impact the segment’s sales and segment profit. In such an event, the Company would seek a solution allowing operations to continue during a transition period. If that action proved unsuccessful, the Company expects it would be able to operate under the structure it is currently developing in approximately six months.

For the full year, Asia Pacific is expected to contribute sales and profit improvements versus 2003.

Latin America

	2004	2003	Increase		Restated* increase	Negative foreign exchange impact	Percent of total
			Dollar	Percent			2004	2003
First Qtr
Net sales	$22.9	$20.5	$2.4	12%	12%	$—	8%	8%
Segment profit (loss)	0.7	(2.0)	2.7	nm	nm	(0.2)	3	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful

Latin America had a strong sales increase in both reported and local currency terms. The improvement was led by Venezuela and Mexico. Venezuela reported a more than three-fold increase in sales for the quarter on increased volume, which reflected the significant economic difficulties in this country last year and a significant increase in average active sales force size since that time. Mexico had a modest sales increase as the market stabilized. Sales force productivity improved and the sales contribution from beauty products continued to increase and represented approximately nine percent of sales for the quarter. Overall, Mexico’s sales increase was a result of improved volume.

The improvement in profitability was a reflection of the sales increase discussed above. In addition, prior cost alignment actions have resulted in improved value chains in both Brazil and Mexico.

The trend improvements in Brazil, Venezuela and Mexico lead to an expectation that for the full year, there will be an improvement versus 2003 in sales and profit with the profit improvement continuing to outpace that in sales due to the cost reductions.

North America

	2004	2003	Decrease		Restated* decrease	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2004	2003
First Qtr
Net sales	$45.4	$55.7	$(10.3)	(19)%	(19)%	$0.4	15%	20%
Segment loss	(12.5)	(7.7)	(4.8)	(62)	(61)	—	nm	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful

The sales decrease for the quarter was due to a significant decline in the United States. This decline was a result of a 24 percent decrease in the average active sales force. The reduction was further impacted by the absence of sales to a major retailer. The Company ended its relationship with the retailer and stopped selling its products in approximately 1,100 stores in the third quarter of 2003. The Company began this relationship in 2002 and expanded it to all the retailer’s locations in the United States in October 2002. Although the sales in this channel exceeded expectations, the scale and positioning of the expanded presence did not mesh well with the party plan business as it did not enhance the sales force’s ability to drive Tupperware parties and recruiting. The decline in sales, which also resulted in unfavorable capacity utilization and increased promotional investments, led to a higher segment loss.

North America is expected to have a significant loss in 2004. Although the cost savings initiatives announced in 2003 are being realized and further opportunities are being identified, continuing declines in sales and additional investments to refresh the party and opportunity and grow the sales force will negatively impact profitability in the near term. In addition, the average active sales force did not show sequential improvement for the quarter and as a result, the Company remains cautious about the timing of positive sales force comparisons and now believes that these likely will not occur until into 2005.

The IDA strategy continues to be an important component in the North American business and utilizes showcases, the Internet and television shopping to obtain access to more consumers. IDA sales for the quarter represented 8 percent of total segment sales as compared to 5 percent last year, excluding sales to a major retailer.

BeautiControl North America

	2004	2003	Increase (decrease)		Restated* increase	Foreign exchange impact	Percent of total
			Dollar	Percent			2004	2003
First Qtr
Net sales	$24.6	$21.0	$3.6	18%	17%	$—	8%	8%
Segment (loss) profit	(0.5)	1.4	(1.9)	nm	nm	—	nm	6

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful

BeautiControl North America sales increased significantly for the quarter due to total sales force and average active sales force growth of 23 percent as strong recruiting continued under an ongoing leadership development program. This growth resulted in improved sales volume that was partially offset by a slightly less favorable product mix. The less favorable mix was due to an increase in sales of support items for new recruits that entered the sales force during the quarter.

The sales increase did not result in a corresponding increase in profitability due to the impact of approximately $2.5 million of combined costs associated with an executive retirement and an accrual for pending legal matters.

The current sales force size advantage is expected to lead to continued sales growth and improved profitability for the year.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $141.1 million as of March 27, 2004, compared with $137.2 million as of the end of 2003. The increase in working capital was primarily from an increase in non-trade amounts receivable for an $8.0 million note receivable, due September 2004, in connection with the Company’s first quarter sale of land. Also contributing was an increase in inventories, which was caused by higher cost items on hand in Asia Pacific as well as timing of promotional programs. A reduction in accounts payable was also part of the working capital increase and was primarily in Europe as a result of settling year end payables related to purchases for the first quarter promotional period noted above. Partially offsetting these items was a decline in net trade receivables and an increase in accrued liabilities. The decline in net trade receivables was due to improved collections as well as the lower level of business-to-business sales in Europe. Business-to-business sales generally have longer payment terms than traditional distributor sales to allow for the longer lead time in getting the product to market. The increase in accrued liabilities reflected the BeautiControl North America accruals for legal matters and executive retirement noted earlier as well as the gain deferral related to the land sale.

The increase in other assets was largely due to a $3.6 million mortgage note receivable due in September 2005 related to the Company’s sale of land. This note is secured by the property sold and carries a variable interest rate based on the one-month LIBOR rate plus a spread of two percentage points.

As of March 27, 2004, the Company had $242.6 million available under its unsecured revolving lines of credit. These line of credit agreements totaled $250 million, of which $100 million expired on April 27, 2004, and the remaining $150 million expires on April 29, 2005. Based upon current liquidity projections and capital needs, the Company did not renew the recently expired facility. The Company expects to begin renewal negotiations for the portion expiring in 2005 in the third quarter. The continuing agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the first quarter of 2004, the requirement was $128.0 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter was $167.1 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings-to-total-borrowings ratio which could restrict the Company’s access to debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges and are based on a four-quarter rolling total. At the end of the first quarter of 2004, the Company had borrowings of $266.0 million compared with maximum borrowings permitted under the covenants of $382.8 million. The Company does not anticipate that these covenants will restrict its ability to finance its operations.

In addition to the revolving lines of credit, the Company had about $145 million available under other uncommitted lines of credit as of March 27, 2004. These borrowing facilities and cash generated by operating activities as well as proceeds from the Company’s program to sell land for development, as discussed below, are expected to be adequate to finance working capital needs and capital expenditures.

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

The net debt-to-total capital ratio at the end of the first quarter was 49.3 percent as compared with 62.4 percent at the end of the first quarter of 2003 and 49.5 percent at 2003 year end. Net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity. The decrease from the same period a year ago reflected the settlement of a majority of the Company’s outstanding debt that may currently be economically paid as well as a higher cash balance generated primarily by cash flows from operating activities and lower accumulated other comprehensive loss due to a weaker U.S. dollar, primarily as compared with the euro. It is currently the Company’s intention to maintain its current debt-equity mix and that it will seek to refinance, in 2006, all or a portion of the $100 million notes that are then due.

Operating Activities. Net cash provided by operating activities for the first three months of 2004 was $16.1 million compared with usage of $12.7 million in the comparable 2003 period. The largest differences between the periods were a higher reduction in net trade receivables, as discussed above, as well as an increase in other operating cash flow. The improvement in other operating cash flows was due to the payment of a Japanese consumption tax receivable during the first quarter of 2003 as well as timing differences on value added ????? payments mainly in Europe. These improvements were partially offset by an increase in net deferred taxes, which largely resulted from the deferred benefit on U.S. losses.

Investing Activities. During the first quarters of 2004 and 2003, the Company spent $9.6 million and $7.4 million, respectively, for capital expenditures. Capital expenditures in both years were principally for new molds as well as information technology investments. The increase in capital spending for the first quarter was primarily due to the timing of mold spending in Europe. Full year 2004 capital expenditures are expected to be between $48 and $53 million. Partially offsetting the capital spending in 2004 was $2.2 million of proceeds related to the sale of certain property, plant and equipment. These proceeds were primarily related to $1.5 million of proceeds received on a transaction for the sale of land for development near the Company’s Orlando, Florida headquarters. As discussed earlier, this transaction also involved the Company’s acceptance of an $8.0 million note receivable due in September 2004 and a $3.6 million note due in September 2005. As the Company continues its program to sell land for development, it expects to generate total proceeds of $80 to $90 million, including approximately $20 million received to date, and should be completed in 2007. Most of the remaining balance of proceeds related to the sale of a facility closed as part of prior re-engineering activities in Argentina at the asset’s book value.

Financing Activities. Dividends paid to shareholders were $12.9 million and $12.8 million for the first quarters of 2004 and 2003, respectively.

New Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” and later issued a revised version, FIN 46R, in December 2003. The revised standard was applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without impact.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps and the currencies in which it borrows. The Company has entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The swap agreements total a notional amount of $150 million and expire in 2011. The Company receives semi-annual interest payments at 7.91 percent and makes floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points. These swaps convert the Company’s $150 million of notes payable due in 2011 from fixed to floating rates and serve as a hedge of the fair value of this debt. The ineffectiveness of these swaps was immaterial in the first quarter.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate and is calculated in arrears. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, because the terms of the interest rate swap do not match the terms of the underlying floating Japanese yen interest obligations. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of March 27, 2004, the cumulative loss was about $0.6 million. The change in the cumulative loss in the first quarter of 2004 and 2003 was insignificant. These items are included as a component of interest expense.

The Company has approximately 65 percent of its borrowings with floating interest rates based upon the terms and the utilization of swap agreements. If short-term interest rates varied by 10 percent the Company’s first quarter interest expense would not have been materially impacted.

A significant portion of the Company’s sales and currently all of its profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

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

In order to hedge against the impact of a strengthening U.S. dollar in 2004, on January 19, 2004, the Company entered into ten option agreements to hedge a portion of its net equity investments denominated in euros. The options each have a strike price of approximately 1.18 U.S. dollars to the euro as compared with a market rate of 1.24 U.S. dollars to the euro when the options were contracted. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2004 euro-denominated cash flows with a floor of 1.18 U.S. dollars to the euro by giving the Company the ability to sell euros at that value. The options had a combined notional value of approximately $118 million and expiration dates at various points during 2004. Should the rate stay above the strike price during the course of the year, the Company will allow the options to expire unexercised. At the end of each quarter, the Company will revalue the open options and record any change in fair value as a component of other comprehensive income. The Company paid approximately $1.7 million for these options, which will be recorded in other expense during 2004 as part of the revaluation process. During the first quarter, two of the options with notional amounts of approximately $13.9 million were allowed to expire unexercised based on market rates. The impact on other income and other comprehensive income as a result of the option expirations and revaluations were both immaterial during the first quarter.

While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. The Company’s most significant hedge position is with the euro and as of March 27, 2004, it had commitments to buy approximately $240 million worth of that currency. In the event, the U.S. dollar were to weaken below a rate of 1.18 U.S. dollars to the euro, the option contracts, previously discussed would be exercised and serve to partially offset the cash outflow that would occur under these fair value hedges. At the end of March 2004, the notional amount of these option contracts was $95 million, which amount will decrease each month to $0 at the end of 2004. Based on its March 27, 2004 position, the Company will be required to make cash payments at settlement if the U.S. dollar strengthens versus the euro relative to its contracted position, which averaged 12X.X U.S. dollars to the euro. The Company’s most significant open positions to sell foreign currencies at March 27, 2004 were $45 million for the Swiss franc and $61 million for the Japanese yen. In this situation, a stronger dollar versus the opposing currency would generate a cash receipt to the Company at settlement. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments and general economic conditions, such as interest rate increases.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Report dated January 28, 2004, reporting Item 12. “Results of Operations and Financial Condition”. The Registrant issued an earnings release announcing its financial results for the fourth quarter and year ended December 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Michael S. Poteshman
Senior Vice President
and Chief Financial Officer
By:	/s/ Judy B. Curry
Vice President and Controller

Orlando, Florida

May 5, 2004