Form 10-Q/A
period 2004-03-27
TUPPERWARE CORP
filed 2004-05-05
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment #1

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

EXPLANATORY NOTE

In accordance with Exchange Act Rule 12b-15, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Tupperware Corporation (the “Registrant”) for the quarterly period ended March 27, 2004 filed with the Securities and Exchange Commission on May 5, 2004, and presents the complete text of the Quarterly Report. The original filing was an incomplete draft that was filed without authorization by the Company’s filing agent. This Form 10-Q/A does not reflect events occurring after the filing of the original form 10-Q or modify or update those disclosures affected by subsequent events.

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

Note 11: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter were as follows (in millions):

	Pension benefits		Postretirement benefits
	2004	2003	2004	2003
Service cost and expenses	$1.7	$1.1	$0.3	$0.2
Interest cost	1.4	1.2	0.9	1.0
Expected return on plan assets	(0.9)	(0.5)	—	0.2
Net amortization and (deferral)	0.1	(0.4)	0.2	—

Net periodic benefit cost	$2.3	$1.4	$1.4	$1.4

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

First quarter local currency sales were down slightly from last year while the good overall increase reflected the impact of a weaker U.S. dollar, primarily as compared with the Australian dollar and the Japanese yen. In local currency terms, Malaysia recorded a significant increase in sales and Australia showed modest improvement. In addition, the Philippines, which has been struggling, had a significant sales increase for the quarter on the strength of a larger, more active and more productive sales force which led to a substantial increase in sales volume. Within the emerging markets, India had a strong increase and China was up sharply. For the quarter, Malaysia had a larger, more active and more productive sales force and reflected the continued expansion of the BeautiControl line of products in this market. Australia also benefited from a larger sales force size that was more productive. The growth in China reflected the continued expansion of the business in this emerging market where the number of retail storefronts increased to almost 1,000 compared with approximately 900 at the end of 2003 and 350 as of the end of the first quarter of 2003. India’s improvement came largely from a significant gain in activity as a result of a targeted focus on sales force unit activity. These gains were offset by a significant decline in Japan, the segment’s largest market, as well as a decline in Indonesia. The Japanese and Indonesian declines were due to smaller sales forces which led to the lower sales volume for the quarter. Strong efforts are being made to build active sellers in these markets including improved incentives for party hosts.

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

Operating Activities. Net cash provided by operating activities for the first three months of 2004 was $16.1 million compared with usage of $12.7 million in the comparable 2003 period. The largest differences between the periods were a higher reduction in net trade receivables, as discussed above, as well as an increase in other operating cash flow. The improvement in other operating cash flows was due to the payment of a Japanese consumption tax receivable during the first quarter of 2003 as well as timing differences on value added tax payments, mainly in Europe. These improvements were partially offset by an increase in net deferred taxes, which largely resulted from the deferred benefit on U.S. losses.

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

While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. The Company’s most significant hedge position is with the euro and as of March 27, 2004, it had commitments to buy approximately $235 million worth of that currency. In the event, the U.S. dollar were to weaken below a rate of 1.18 U.S. dollars to the euro, the option contracts, previously discussed would be exercised and serve to partially offset the cash outflow that would occur under these fair value hedges. At the end of March 2004, the notional amount of these option contracts was $104.0 million, which amount will decrease each month to $0 at the end of 2004. Based on its March 27, 2004 position, the Company will be required to make cash payments at settlement if the U.S. dollar strengthens versus the euro relative to its contracted position, which averaged 1.2392 U.S. dollars to the euro. The Company’s most significant open positions to sell foreign currencies at March 27, 2004 were $46 million for the Swiss franc and $61 million for the Japanese yen. In this situation, a stronger dollar versus the opposing currency would generate a cash receipt to the Company at settlement. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

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

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased under the Plans or Programs
12/28/03 – 1/31/04	29,559	$18.80	n/a	n/a
2/1/04 – 2/28/04	—	—	n/a	n/a
2/29/04 – 3/27/04	—	—	n/a	n/a

	29,559		n/a

(a)	Represents common stock surrendered to the Company as part of settlement of a $0.6 million loan owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer
(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

(b)	Reports on Form 8-K

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