Form 10-Q
period 2004-06-26
TUPPERWARE CORP
filed 2004-08-05
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended June 26, 2004

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

As of August 2, 2004, 58,552,278 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

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

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
	June 26, 2004	June 28, 2003
	(In millions, except per share amounts)
Net sales	$302.1	$310.0
Cost of products sold	99.7	108.6

Gross margin	202.4	201.4

Delivery, sales and administrative expense	169.1	179.4
Re-engineering and impairment charges	0.7	—
Gains on disposal of assets	0.1	1.2

Operating income	32.7	23.2

Interest income	0.5	0.4
Other income	0.3	0.6
Interest expense	3.7	2.5
Other expense	1.0	3.5

Income before income taxes	28.8	18.2
Provision for income taxes	5.1	4.1

Net income	$23.7	$14.1

Net income per common share:
Basic	$0.40	$0.24

Diluted	$0.40	$0.24

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	26 Weeks Ended
	June 26, 2004	June 28, 2003
	(In millions, except per share amounts)
Net sales	$598.5	$581.5
Cost of products sold	199.8	197.9

Gross margin	398.7	383.6

Delivery, sales and administrative expense	345.9	344.2
Re-engineering and impairment charges	0.7	—
Gains on disposal of assets	1.5	1.2

Operating income	53.6	40.6

Interest income	1.0	1.0
Other income	0.6	0.6
Interest expense	6.9	7.5
Other expense	1.0	8.3

Income before income taxes	47.3	26.4
Provision for income taxes	9.1	5.9

Net income	$38.2	$20.5

Net income per common share:
Basic	$0.65	$0.35

Diluted	$0.65	$0.35

Dividends per common share	$0.44	$0.44

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 26, 2004	December 27, 2003
	(In millions)
Cash and cash equivalents	$23.5	$45.0

Accounts receivable	115.5	127.3
Less allowances for doubtful accounts	(22.8)	(25.2)

	92.7	102.1

Inventories	169.6	160.5
Deferred income tax benefits, net	59.1	59.2
Non-trade amounts receivable	37.5	28.6
Prepaid expenses	19.1	16.0

Total current assets	401.5	411.4

Deferred income tax benefits, net	146.8	136.8

Property, plant and equipment	1,053.1	1,059.3
Less accumulated depreciation	(842.2)	(837.9)

	210.9	221.4

Long-term receivables, net of allowances of $28.3 million at June 26, 2004 and $26.8 million at December 27, 2003	42.8	45.4
Goodwill, net of accumulated amortization of $1.6 million at June 26, 2004 and December 27, 2003	56.2	56.2
Other assets, net	20.9	18.7

Total assets	$879.1	$889.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	June 26, 2004	December 27, 2003
	(Dollars in millions except per share amounts)
Accounts payable	$64.8	$86.0
Short-term borrowings and current portion of long-term debt	3.5	5.6
Accrued liabilities	193.0	182.6

Total current liabilities	261.3	274.2

Long-term debt	257.2	263.5
Accrued postretirement benefit cost	37.3	36.4
Other liabilities	91.1	87.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	24.6	23.1
Subscriptions receivable	(18.6)	(20.6)
Retained earnings	540.6	529.0
Treasury stock, 3,815,011 shares at June 26, 2004, and 3,850,343 shares at December 27, 2003, at cost	(104.2)	(105.5)
Unearned portion of restricted stock issued for future service	(1.3)	(1.6)
Accumulated other comprehensive loss	(209.5)	(196.8)

Total shareholders’ equity	232.2	228.2

Total liabilities and shareholders’ equity	$879.1	$889.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
	June 26, 2004	June 28, 2003
	(In millions)
Operating Activities:
Net income	$38.2	$20.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.0	26.4
Net gain on sale of assets	(1.0)	(0.6)
Non-cash impact of re-engineering and impairment charges	0.3	—
Changes in assets and liabilities:
Decrease in accounts receivable	10.4	5.0
Increase in inventories	(9.8)	(0.5)
(Decrease) increase in accounts payable and accrued liabilities	(12.8)	2.2
Decrease in income taxes payable	(2.8)	(10.3)
Increase in net deferred income taxes	(11.6)	(5.0)
Net cash impact from fair value hedge activity	(8.0)	11.6
Other, net	(6.6)	(7.5)

Net cash provided by operating activities	21.3	41.8

Investing Activities:
Capital expenditures	(20.2)	(17.4)
Proceeds from disposal of property, plant and equipment	2.8	3.0

Net cash used in investing activities	(17.4)	(14.4)

Financing Activities:
Dividend payments to shareholders	(25.8)	(25.7)
Proceeds from exercise of stock options	1.0	0.9
Payments received on subscriptions receivable	1.5	—
Net (decrease) increase in short-term debt	(1.5)	1.2
Payment of long-term debt	—	(15.0)

Net cash used in financing activities	(24.8)	(38.6)

Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.5

Net decrease in cash and cash equivalents	(21.5)	(10.7)

Cash and cash equivalents at beginning of year	45.0	32.6

Cash and cash equivalents at end of period	$23.5	$21.9

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

Certain prior year amounts have been reclassified on the consolidated financial statements to conform to current year classifications.

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	June 26, 2004	December 27, 2003
Finished goods	$105.5	$102.8
Work in process	21.9	20.0
Raw materials and supplies	42.2	37.7

Total inventories	$169.6	$160.5

Note 3: Accounting for Stock-Based Compensation

Through December 28, 2002, the Company accounted for stock options utilizing the intrinsic method under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This method results in no stock-based compensation cost when options granted have an exercise price equal to market value at the date of grant. Effective for fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123”. Awards under the Company’s plans vest over periods up to seven years. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Note 3: Accounting for Stock-Based Compensation (continued)

	13 Weeks Ended		26 Weeks Ended
(In millions, except per share amounts)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$23.7	$14.1	$38.2	$20.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	0.1	0.8	0.1
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1.1)	(1.6)	(2.2)	(3.1)

Pro forma net income	$23.2	$12.6	$36.8	$17.5

Earnings per share:
Basic – as reported	$0.40	$0.24	$0.65	$0.35

Basic – pro forma	$0.40	$0.22	$0.63	$0.30

Diluted – as reported	$0.40	$0.24	$0.65	$0.35

Diluted – pro forma	$0.39	$0.22	$0.62	$0.30

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

	13 Weeks Ended		26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Weighted average number of shares used in the basic earnings per share computation	58.4	58.4	58.4	58.4
Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.5	—	0.5	—
Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	5.4	10.3	5.7	10.4

Note 5: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the second quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$23.7	$14.1	$38.2	$20.5
Foreign currency translation adjustments	(12.9)	34.0	(11.6)	33.5
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $0.1 and $(1.9) million for the second quarter 2004 and 2003, respectively, and $0.4 and $(0.9) million for the comparable year-to-date periods	0.2	(3.1)	0.6	(1.5)
Net equity hedge loss, net of tax benefit of $0.8 and $1.3 million for the second quarter 2004 and 2003, respectively, and $1.1 million for each of the comparable year-to-date periods	(1.3)	(2.1)	(1.7)	(1.8)

Comprehensive income	$9.7	$42.9	$25.5	$50.7

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

Note 6: Re-engineering Costs (continued)

The liability balance, included in accrued liabilities, related to re-engineering activity for the six months ended June 26, 2004 and the year ended December 27, 2003 was as follows (in millions):

	June 26, 2004	December 27, 2003
Beginning of year balance	$4.4	$8.8
Provision	0.9	8.9
Accrual adjustments	(0.2)	(2.1)
Cash expenditures:
Severance	(2.3)	(6.0)
Other	(0.4)	(1.6)
Non-cash impairments	(0.5)	(4.8)
Translation impact	—	1.2

End of period balance	$1.9	$4.4

The remaining accrual relates primarily to costs of eliminating positions which are expected to be paid out during the third quarter of 2004.

In the second quarter, the Company recorded net re-engineering and impairment charges of $0.7 million primarily related to manufacturing rationalization. There were headcount reductions at the Company’s manufacturing facility in South Carolina as well as its customer care center in Orlando of approximately 70 employees. The Company anticipates incurring $3 to $4 million of additional charges primarily related to severance costs, largely in the third quarter, for re-engineering activities in the United States and Asia Pacific including actions originally projected to be taken in the second quarter.

Note 7: Noncash Investing and Financing Activities

During the first half of 2004, the Company sold land and received $11.6 million in notes receivable as part of the settlement with $8.0 million due in September 2004 and $3.6 million due in September 2005. In July 2004, the borrower elected to repay both notes in full as permitted under the agreements. The Company will reflect this cash receipt, and the associated pretax gain of approximately $10 million, in the third quarter.

Also during the first half of 2004, an executive retired from the Company and as permitted by the Management Stock Purchase Plan (MSPP) settled a $0.6 million loan to the Company with common stock that had been purchased under the MSPP.

Note 8: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Unallocated expenses in the second quarter and year-to-date of 2004 included a loss of $0.9 million due to the expiration and revaluation of option agreements to hedge a portion of the Company’s net equity investments denominated in euros. This compares with the unallocated expenses in the second quarter and year-to-date of 2003, which included foreign exchange losses from the Company’s previous program to hedge certain cash flows generated in foreign currency of $3.6 million and $7.8 million, respectively. The option agreements and cash flow hedges are discussed more fully in Note 9.

	13 Weeks Ended		26 Weeks Ended
(In millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales:
Europe	$137.0	$135.4	$298.5	$270.7
Asia Pacific	54.9	59.5	96.9	98.5
Latin America	27.9	30.2	50.8	50.7
North America	52.5	61.6	97.9	117.3
BeautiControl North America	29.8	23.3	54.4	44.3

Total net sales	$302.1	$310.0	$598.5	$581.5

Segment profit (loss):
Europe	$30.8	$25.3	$66.9	$54.8
Asia Pacific	7.5	6.1	8.1	7.2
Latin America	4.2	2.1	4.9	0.1
North America	(5.1)	(4.8)	(17.6)	(12.5)
BeautiControl North America	3.0	0.2	2.5	1.6

Total segment profit	40.4	28.9	64.8	51.2

Unallocated expenses	(7.8)	(10.4)	(12.4)	(20.1)
Other income (a)	0.1	1.8	1.5	1.8
Re-engineering and impairment charges	(0.7)	—	(0.7)	—
Interest expense, net	(3.2)	(2.1)	(5.9)	(6.5)

Income before income taxes	$28.8	$18.2	$47.3	$26.4

(a)	Other income for 2004 represented a second quarter gain of $0.1 million and year-to-date gain of $1.5 million under the Company’s continuing program to sell land held for development near its Orlando, Florida headquarters site (“land sales”). Other income for 2003 of $1.8 million in the second quarter and year-to-date included a gain of $1.2 million from land sales and a $0.6 million gain for premiums on options for the right to put the Company into two interest rate swap agreements, which expired unexercised.

Note 9: Accounting for Derivative Instruments and Hedging Activities

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swap agreements to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of net income. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in other expense for the second quarter and year-to-date periods ended June 26, 2004 and June 28, 2003 were immaterial.

The Company has an interest rate swap agreement that matures on January 24, 2007, with a notional amount of 6.7 billion Japanese yen. The Company pays a fixed annual rate payment of 0.63 percent with semi-annual settlements and receives a Japanese yen floating rate based on the LIBOR rate. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of June 26, 2004, the cumulative loss was about $0.4 million. The changes in the cumulative loss in the second quarters of 2004 and 2003 and year-to-date periods then ended were insignificant.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in non-trade amounts receivable or accrued liabilities as applicable. The foreign exchange loss recorded as a component of other expense was approximately $3.6 million and $7.8 million in the second quarter and year-to-date periods of 2003, respectively. The ineffective portion of the gain or loss on the hedging instruments in other expense was immaterial. As of June 26, 2004, the balance in other comprehensive loss was a $0.2 million loss, net of tax. The change in the balance in other comprehensive income was a net $0.2 million gain and $3.1 million loss during the second quarters of 2004 and 2003, respectively, and a net $0.6 million gain and $1.5 million loss for the comparable year-to-date periods.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the second quarter of 2004 and the year-to-date period ended June 26, 2004, the Company recorded net losses associated with these hedges of $1.3 million and $1.7 million net of applicable tax benefit in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

In order to hedge against the impact of a strengthening U.S. dollar in 2004, on January 19, 2004, the Company entered into ten option agreements to hedge a portion of its net equity investments denominated in euros. The options each have a strike price of approximately 1.18 U.S. dollars to the euro as compared with a market rate of 1.24 U.S. dollars to the euro when the options were contracted. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2004 euro-denominated cash flows with a floor of 1.18 U.S. dollars to the euro by giving the Company the ability to sell euros at that value. The options had a combined notional value of approximately $118 million and expiration dates at various points during 2004. At each option expiration date, if the euro exchange rate is above the strike price, the Company allows the option to expire unexercised. At the end of each quarter, the Company revalues the active options and records any change in fair value as a component of other expense. If the market spot rate moves below 1.18, such that it is likely that the Company will exercise the options, the portion of the increased fair value resulting from the change in the market spot rate will be a component of other comprehensive income. The Company paid approximately $1.7 million for these options, which is being recorded in other expense during 2004 as part of the revaluation process. During the first half of the year, five of the options with notional amounts of approximately $49.8 million were allowed to expire unexercised based on market rates. The impact in other expense as a result of the option expirations and revaluations for both the second quarter and year-to-date periods of 2004 was $0.9 million.

While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity. The Company’s most significant net open hedge positions with U.S. dollars as of June 26, 2004 were to buy euros, $50 million, Mexican pesos, $33 million, and Japanese yen, $57 million, and to sell Swiss Francs, $56 million. In the event the U.S. dollar were to weaken below a rate of 1.18 U.S. dollars to the euro, to the extent the option contracts previously discussed have not yet expired, they will be exercised and serve to offset the cash outflow that would occur under the euro fair value hedges. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

Note 10: Revolving Line of Credit

As of June 26, 2004, the Company had a revolving line of credit totaling $150 million that expires on April 29, 2005. At June 26, 2004, there were no amounts outstanding on the line of credit. Based upon liquidity projections and capital needs, the Company chose not to renew an additional $100 million facility that expired in April 2004. The Company expects to begin renewal negotiations for the current revolver in the third quarter. The revolving credit agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the second quarter of 2004, the requirement was $134.5 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the second quarter was $180.6 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings-to-total-borrowings ratio which could restrict the Company’s access to debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges, as defined by the agreement, and are based on a four quarter rolling total. At the end of the second quarter of 2004, the Company had total borrowings of $260.7 million compared with maximum borrowings permitted under the covenants of $423.4 million.

Note 11: Retirement Benefit Plans

Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 26, 2004 and June 28, 2003 were as follows (in millions):

	13 Weeks Ended				26 Weeks Ended
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost and expenses	$1.3	$1.1	$0.3	$0.2	$3.0	$2.2	$0.6	$0.4
Interest cost	1.4	1.2	0.9	1.0	2.8	2.4	1.8	2.0
Expected return on plan assets	(0.9)	(0.5)	—	0.2	(1.8)	(1.0)	—	0.4
Net amortization and (deferral)	0.1	(0.4)	0.2	—	0.2	(0.8)	0.4	—

Net periodic benefit cost	$1.9	$1.4	$1.4	$1.4	$4.2	$2.8	$2.8	$2.8

Note 12: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 13: New Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” and later issued a revised version, FIN 46R, in December 2003. The revised standard was applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without impact.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP supersedes an earlier FSP of the same title, FSP FAS 106-1. The FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and is effective for the third quarter of 2004. Regulations regarding the determination of actuarial equivalence have not yet been finalized although the Company, in consultation with its actuaries, believes that its plan will qualify and expects a benefit upon adoption. However, the Company has not yet quantified the impact and as such, has yet to determine if adoption will necessitate an interim remeasurement of the plan obligation. If a remeasurement is appropriate, the Company will then make an election as to prospective or retroactive adoption.

Note 14: Income Taxes

The effective tax rate in the second quarter of 2004 was 17.6 percent, which was lower than in the first quarter of 2004, primarily due to the favorable resolution of an outstanding domestic tax contingency. This impact was partially offset by a reduction in the amount of foreign tax credits expected to be generated in 2004. A full year effective tax rate of 21 to 22 percent is currently projected. The Company’s effective tax rate is below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 26 weeks ended June 26, 2004 compared with the same periods ended June 28, 2003, and changes in financial condition during the 26 weeks ended June 26, 2004.

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

Overview

Net income increased substantially for both the second quarter and first half of 2004 led by profit increases in four of the Company’s five segments. Cost control and a two-point improvement in gross margin percentage resulted in the increases, despite lower sales in both periods after eliminating the impact of a generally weaker U.S. dollar. Second quarter profitability also benefited from favorable foreign exchange rates and a net reduction of $2.7 million of costs related to hedging, as well as the favorable resolution of an outstanding tax contingency.

European sales reflected lower sales force productivity due to weak consumer spending within the segment and planned lower business-to-business sales in the current year. However, continuing double-digit total and active sales force size advantages are expected to provide the base for top line growth. Both Latin America and BeautiControl North America continued to show improved operating results with BeautiControl North America reaching double digits in segment profit as a percent of sales in the second quarter for the first time since its acquisition in October 2000. Latin American profitability increased dramatically for both the quarter and year to date on the strength of an improved sales mix in Mexico, including the continued growth in sales of the BeautiControl line of products, and the benefits of value chain restructurings in the Brazilian and Venezuelan businesses. In Asia Pacific, results were mixed. While the segment’s largest market, Japan, continued to have unfavorable comparisons with the same period last year and Indonesia struggled with a smaller sales force, several markets had a positive quarterly comparison, particularly Malaysia and the Philippines. In addition, the explosive growth in China continued and the Korean business recorded substantial improvement in profitability for both the quarter and year to date as a result of rescaling the operations in line with the current reduced sales base. The North American Tupperware business continued to struggle to rebuild its sales force following the disruptions in 2003 related primarily to the Company’s initiative to market its products in a major retailer, which was halted in the third quarter of 2003. This situation resulted in sales being down significantly for the quarter and year to date. While the loss for the quarter again exceeded that of the prior year period, there was sequential improvement in the second quarter. Over time, the continued expansion of an interactive party format as well as the planned introduction of a new sales force compensation structure scheduled to begin in the third quarter are expected to increase the average active sales force by making the Company more competitive for recruits. In the meantime, the average active sales force did not show sequential improvement for the quarter and as a result, the Company remains cautious about the timing of positive sales force comparisons and now believes that these likely will not occur until the second half 2005. This situation is expected to result in a significant 2004 loss in North America in an amount approximating that of full year 2003.

The Company’s balance sheet remains strong and its net debt-to-capital ratio held steady at around 50 percent as of the end of the second quarter. For this ratio, net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity. Cash flow from operating activities for the first half of 2004 was down about $20 million from the same period last year largely due to the cash impact of settling fair value hedges in each period. In the second quarter, the Company has taken steps that significantly reduce its exposure to this type of fluctuation. Favorable results in receivables management have continued although inventories in Asia Pacific and North America have risen, largely due to sales shortfalls in Japan and the United States, and a higher level of raw materials in an effort to mitigate the impact of rising resin prices.

Net Sales

Net sales for the second quarter ended June 26, 2004 decreased nearly $8 million or three percent from the same period in 2003. Excluding a $6.7 million positive impact of foreign exchange, primarily due to a stronger euro, net sales were down modestly from the second quarter of 2003. The decline was precipitated by a slight decline in Europe, due to a planned decrement in business-to-business sales, as well as large declines in Asia Pacific and the North American Tupperware business. Partially offsetting these declines was a significant increase in BeautiControl North America and a slight increase in local currency in Latin America. North American Tupperware sales were negatively impacted by the cessation of its agreement to distribute its products in over 1,100 stores of a major retailer as well as a lower average active sales force size. This agreement was terminated by the Company effective September 1, 2003 as discussed more fully in the segment results section.

For the year-to-date period, net sales increased $17 million or three percent. This increase was buoyed by a favorable foreign exchange impact of approximately $32 million. Absent the foreign exchange impact, year-to-date net sales were down slightly compared with last year. The year-to-date fluctuations largely followed the same pattern as those of the quarter with BeautiControl North America showing a significant increase and Latin America finishing the period up modestly. In Europe, net sales were flat with last year with planned lower business-to-business sales offsetting an increase in core party sales. A large decline in Asia Pacific and a significant decline in North America, including the elimination of its sales to a major retailer, resulted in the net decline for the period.

A full discussion of the sales results for the Company’s reporting segments is included in the segment results section.

Re-engineering Costs

In the second quarter, the Company recorded net re-engineering and impairment charges of $0.7 million primarily related to manufacturing rationalization and headcount reductions in the United States. The Company anticipates incurring $3 to $4 million of additional charges primarily related to severance costs, largely in the third quarter, for re-engineering activities in the United States and Asia Pacific including actions originally projected to be taken in the second quarter. Refer to Note 6 for additional discussion of re-engineering activities including related accruals.

Gross Margin

Gross margin as a percentage of sales was 67 percent and 65 percent for the second quarter of 2004 and 2003, respectively. The 2004 increase reflected improved margins in all reporting segments except North America due to an unfavorable mix of products that included more promotional offers and higher manufacturing costs. The most significant factors in the overall improvement were in Europe due to better inventory management and Asia Pacific due to the normalization of Korean margins resulting from the stabilization of the business, a better sales mix in Australia and improved capacity utilization. Although resulting in less overall impact, both Latin America and BeautiControl North America posted solid increases in the quarter due to improved product mixes as well as less discounting in BeautiControl North America. On an overall basis for the quarter, the improvement reflected a better sales mix and lower manufacturing costs that was partially offset by lower sales volume, primarily in North America.

For the six months ended June 26, 2004, the gross margin rate was 66.6 percent compared with 66.0 percent in the same period last year. The year-to-date improvement was largely a result of the items noted above for the second quarter which overcame a lower first quarter rate. Europe, BeautiControl North America and Asia Pacific achieved increased margin rates while Latin America was about flat and North America was down.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 56.0 percent for the second quarter of 2004, compared with 57.9 percent in 2003. Overall, promotional spending was slightly improved, primarily due to more efficient programs. Also contributing were reduced provisions for uncollectible accounts in Europe and improvement in administrative expenses as all segments continued to pursue cost-saving initiatives.

For the year-to-date period, the DS&A percentage decreased from 59.2 percent in 2003 to 57.8 percent in the current year. The relationships discussed above were also the primary drivers of the improvement, with the offsetting impact of $2.5 million of first quarter 2004 accruals in the BeautiControl North America segment related to an executive retirement as well as pending legal matters. The pending legal matters in BeautiControl North America have been resolved in principle with minimal incremental impact in the second quarter. Specific segment impacts are discussed in the segment results section.

The Company still intends to make investments in the second half of the year in support of continued international growth of its beauty line of products, its new compensation plan in the United States and the experience party initiative in the United States, Germany and France. These costs, which are expected to total less than the $10 million previously forseen, will be reflected in the applicable business segment as incurred.

The decline in other expense for the quarter and year-to-date period was largely due to the absence of 2003 foreign exchange losses resulting from the Company’s program to hedge certain cash flows, denominated in euros, Japanese yen and Korean won, totaling $3.6 million and $7.8 million for the quarter and year to date, respectively. The program also had the effect of largely mitigating the foreign exchange impact on net income comparisons with prior periods. As the cost of the program increased, the Company determined that its cost exceeded its benefit and ceased the program at the end of 2003. Partially offsetting these reductions was a $0.9 million loss in the second quarter of 2004 as a result of the fair-value measurement of the Company’s euro foreign exchange options that are discussed in the market risk section. These losses were all included in unallocated expenses for segment reporting.

Net Interest Expense

Net interest expense increased significantly in the second quarter of 2004 as compared with the second quarter of 2003 reflecting an adjustment related to prior hedging activity recorded in the second quarter of 2003. For the year-to-date period, net interest expense had a strong decline due to lower debt levels as well as the impact of lower interest rates due to the Company’s entering two interest rate swap agreements, discussed in the market risk section, in the fourth quarter of 2003. Based on expectations of rising interest rate trends, the Company expects full year net expense to be $15 to $16 million.

Tax Rate

The effective tax rate in the second quarter of 2004 was 17.6 percent, representing a substantial decline from 22.2 percent in the second quarter of 2003. The rate decrease was primarily due to the favorable resolution of an outstanding domestic tax contingency. This impact was partially offset by a reduction in the amount of foreign tax credits expected to be generated in 2004. The effective tax rates for both years were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates. A full year effective tax rate of 21 to 22 percent is currently projected reflecting the above change as well as an expectation of a slightly unfavorable change in the Company’s mix of income resulting from sales of land for development near the Company’s Orlando, Florida headquarters. The Company’s ongoing program to market this property is discussed in the financial condition section.

Net Income

Net income for the quarter increased significantly to $23.7 million or $0.40 per share, as compared with $14.1 million or $0.24 per share in the second quarter of 2003. The increase was largely due to profitability improvements in four out of five of the Company’s reporting segments. While the North American loss for the quarter increased from the same period last year, this increase was significantly less than that seen in the first quarter. Also contributing to the net income increase was the elimination of the Company’s hedge program and the reduced effective tax rate. Partially offsetting these impacts were the higher net interest expense and the re-engineering and impairment charges. Also partially offsetting was a reduction in net gains on disposal of assets reflecting a $1.2 million gain on the sale of land for development in last year’s second quarter. Corporate expenses were down significantly from last year as a result of the elimination of the Company’s hedge program. Absent this impact, corporate expenses were about flat with last year, but reflected offsetting items. Professional service fees related to compliance with provisions of the Sarbanes-Oxley Act were significant and compensation costs related to the Company’s decision to adopt the fair-value method of accounting for stock options and incentive programs increased significantly. These impacts were offset by the absence of costs for an executive retirement in 2003, cost reductions and the timing of expenses.

For the year-to-date period, net income also increased significantly to $38.2 million or $0.65 per share in 2004 from $20.5 million or $0.35 per share in 2003. Similar to the quarter, the increase reflected improved profitability in all segments except North America. The net gains on disposal of assets were about flat for the year-to-date periods primarily reflecting the second quarter 2003 gain noted above, as well as a similar $1.4 million gain in the first quarter of this year. In the third quarter of 2004, the Company will record an additional pretax gain of approximately $10 million related to a sales contract for land development closed in the first quarter of 2004, which was deferred as of the end of the second quarter. The Company recognized the gain on this transaction under the installment method, which results in a significant portion of the gain being recognized upon substantial satisfaction of notes taken in consideration of the sale. Based upon the early settlement, in July 2004, of the balance of related outstanding notes receivable, the $10 million gain deferred will be included in third quarter 2004 results. Approximately $8 million of these notes were originally due in September of 2004 with the balance due in September 2005. Year-to-date corporate expenses were also down significantly reflecting the impact of the items noted for the quarter with an additional benefit from the elimination of certain costs related to the Company’s former Halls, Tennessee manufacturing facility. Full year corporate expenses are projected at $27 to $28 million.

Specific segment profitability is discussed in the segment results section.

International operations generated 74 percent of sales and all of net segment profit in the second quarter of both 2004 and 2003. For the year-to-date periods, international operations generated 76 percent of the sales in 2004 and 74 percent in 2003, and all of net segment profit in both periods.

Segment Results (dollars in millions)

Europe

			Increase		Restated* (decrease) increase	Positive foreign exchange impact	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Second Qtr
Net sales	$137.0	$135.4	$1.6	1%	(3)%	$6.0	45%	44%
Segment profit	30.8	25.3	5.5	22	17	1.0	76	88

Year-to-Date
Net sales	$298.5	$270.7	$27.8	10%	—%	$27.4	50%	46%
Segment profit	66.9	54.8	12.1	22	11	5.7	+	+

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total

The slight second quarter sales increase was due to the continuation of the segment’s total and active sales force advantages, both 12 percent for the quarter, and a stronger euro. The sales did not track the sales force advantages due largely to the planned lower business-to-business sales compared with last year’s second quarter, as well as the substantial growth in the segment’s emerging markets in Eastern Europe where party averages are lower as a result of lower Gross Domestic Products. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. For the segment as a whole, business-to-business sales, excluding the impact of foreign currency exchange rate fluctuations, declined in the quarter from $5.4 million in 2003 to $0.7 million in 2004. Business-to-business sales are planned for the remainder of 2004, but for the full year are expected to be lower than last year. In addition, sales force productivity has declined due to the combination of a mix of sales more toward the developing markets, particularly Russia and Turkey, which have lower per capita spending, and thus lower sales per active seller, and difficult economic conditions in Western Europe that are compressing consumer spending. In local currency, the segment had a slight decline for the quarter. Germany, the segment’s largest market, had a modest sales decline for the quarter due to less business-to-business sales and lower sales force productivity. France had a large decline due to an unfavorable product mix and some sales discounting to spur consumer purchasing. Additionally, Austria had a significant decline primarily due to the absence of a significant business-to-business program last year and Italy struggled with a decline in sales force productivity resulting in a slight decline in sales. Partially offsetting these declines were another sharp increase in Russia and a substantial increase in Turkey, both on the strength of continued sales force size growth. Also, Spain and South Africa both posted substantial sales increases for the quarter due to larger total and active sales forces. The larger sales force in South Africa resulted in favorable sales volume while the improvement in Spain was primarily due to a more favorable mix of products.

Segment profit increased significantly for the quarter both including and excluding a $1 million favorable impact of a stronger euro. A primary driver of the increase was lower allowances for uncollectible receivables. Also contributing was improved inventory management resulting in a solid increase in the segment’s gross margin and generally better cost structures throughout the segment as a result of cost management actions previously taken and continuously reviewed. Overall, a decline in sales volume was more than offset by an improved product mix and the lower costs detailed above.

The Company continues to pursue its Integrated Direct Access (IDA) strategy in Europe and for the quarter had a slight increase in the average number of sites open and in their sales per day, compared with the same quarter a year ago. This channel remains a small part of the overall business and the primary reason for pursuing the IDA strategy is to build the party plan business by reaching new consumers to drive recruiting and party scheduling.

There was a strong increase in net sales for the year-to-date period due to the stronger euro, primarily in the first quarter. Excluding the $27.4 million favorable foreign exchange impact net sales for the year to date were flat with last year. The variances for the year to date were largely in line with those of the quarter except in Germany, where the market had a slight sales increase on the strength of the first quarter 2004 results. Also, a planned reduction in business-to-business sales of more than $9 million offset gains in the party plan business resulting from the larger total and active sales forces mentioned above.

The positive profitability for the year to date was largely reflective of the favorable second quarter results.

While some incremental promotional spending may be required to stimulate consumer spending, the expectation for 2004 remains positive as the sales force and average active sales force size advantage should lead to an increase in sales and profit with a long-term return on sales target of around 20 percent.

Asia Pacific

			(Decrease) increase		Restated* (decrease) increase	Positive foreign exchange impact	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Second Qtr
Net sales	$54.9	$59.5	$(4.6)	(8)%	(12)%	$3.2	18%	19%
Segment profit	7.5	6.1	1.4	23	13	0.6	19	21

Year-to-Date
Net sales	$96.9	$98.5	$(1.6)	(2)%	(8)%	$7.1	16%	17%
Segment profit	8.1	7.2	0.9	13	1	0.9	13	14

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

There was a large decline in second quarter sales both including and excluding the $3.2 million favorable impact of stronger local currencies, primarily the Japanese yen and Australian dollar. In local currency, the decline was due to significantly lower volume in Japan due to substantial declines in both the total and active sales forces along with reduced productivity. Structural changes are being made in Japan to provide a foundation for long-term growth to put more focus on the business opportunity for the sales force and growing the number of sellers through the party plan. As this transition is made, declines are expected to continue in this market for the rest of the year with flattening trends in 2005. Positive year over year comparisons are not expected until 2006. Also, Indonesia’s net sales for the quarter were down substantially due to a smaller sales force and lower productivity and consequently lower sales volume. China continued its dramatic growth with a sharp increase in second quarter sales and both Malaysia and the Philippines had significant increases. The Company now has 1,100 retail storefronts in China and is targeting 1,500 by year end. Malaysia was led by a much more active sales force and improved productivity. A continued increase in the sales of beauty products in this market also contributed incremental growth as total beauty sales increased from seven percent last year to 13 percent in the second quarter of 2004. The Philippines is recovering and while the total sales force was up slightly, the active sales force was up substantially.

The increase in local currency second quarter segment profit was a reflection of the lower operating costs in most markets of the segment, as well as improved capacity utilization, the impact of which was partially offset by the local currency sales decline discussed above . Although China’s costs increased as it continued to build an infrastructure commensurate with its sharp growth, Japan and Korea, in particular, were able to bring costs down. While the Japanese decline partially reflected the lower business base it also included the impact of cost reduction activities. The improvement in Korea was largely due to cost containment efforts. In addition, Australia had a substantial improvement in segment profit as a result of an improving product mix on reduced volume. The market also benefited from lower product costs resulting from favorable currency exchange rates. Approximately half of Australia’s forecasted overseas purchases for the year are covered with cash flow hedge agreements. The favorable foreign exchange impact on profit was primarily due to the stronger Japanese yen and Australian dollar.

The year-to-date sales and profit variances largely mirror those of the second quarter.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of a continued delay in anticipated government business regulations, the Company is presently unable to renew its license under its current ownership structure and as a result, is operating without a license. The Company has been in contact with the appropriate Indonesian government officials as well as other members of the direct selling industry similarly impacted in an attempt to resolve the situation. The Company is currently implementing a new legal structure that will permit it to obtain a license and expects it will receive a license by the fourth quarter of this year. However, until any resolution is final, it is possible that the government could order the Company to cease operations in Indonesia which could materially impact the segment’s sales and segment profit. In such an event, the Company would seek a solution allowing operations to continue during a transition period. This situation is not related to the Indonesian declines discussed above.

Due primarily to the declines noted above in Japan and to a lesser extent Indonesia, the segment is expected to incur full year decreases in sales and segment profit versus 2003.

Latin America

			(Decrease) increase		Restated* increase	Negative foreign exchange impact	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Second Qtr
Net sales	$27.9	$30.2	$(2.3)	(7)%	1%	$(2.6)	9%	10%
Segment profit	4.2	2.1	2.1	+	+	(0.2)	10	7

Year-to-Date
Net sales	$50.8	$50.7	$0.1	—%	6%	$(2.6)	9%	9%
Segment profit	4.9	0.1	4.8	+	+	(0.5)	8	—

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	Increase of more than 100 percent

Latin America had a large sales decline for the quarter due primarily to a stronger U.S. dollar as compared with the Mexican peso. In local currency, the segment reported slightly higher sales due to increases in Venezuela and Brazil, which were partially offset by lower Mexican sales. The decline in Mexico was primarily due to lower promotional sales for the quarter. The promotional sales are generally made with no or minimal margin to allow for distributors to provide incentive gifts to the sales force, party attendees and party hosts. However total sales to consumers in Mexico had a strong increase, including an increase in the sales of beauty products which represented 11 percent of the market’s sales in the second quarter of 2004, compared with six percent in the same period last year and helped generate productivity improvements in the sales force. The integration of beauty products into the core business continued as approximately 70 percent of orders in Mexico in the quarter contained BeautiControl products. In Venezuela, a larger and more productive sales force led to higher volume. Both Brazil and Venezuela also benefited from improvements in their pricing structures. To further stimulate growth, the Company is developing plans to introduce its beauty products line in Brazil and Venezuela although there is no definitive entry date at this time.

The improvement in profitability was a reflection of the local currency sales increase discussed above. In addition, prior cost alignment actions have resulted in improved value chains in Mexico, Brazil and Venezuela. All of these markets had substantial improvements in segment profit for the quarter.

The year-to-date increase in local currency sales and profits was generally in line with that discussed above for the quarter. For the first half versus 2003, there was an even larger increase in segment profit than in the second quarter since the profitability comparatives become more difficult as the year progresses.

The improvements in Brazil, Venezuela and Mexico lead to an expectation that for the full year, there will be an improvement versus 2003 in sales and profit with the profit improvement continuing to outpace that of sales due to the cost reductions.

North America

			Decrease		Restated* decrease	Positive foreign exchange impact	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Second Qtr
Net sales	$52.5	$61.6	$(9.1)	(15)%	(15)%	$0.1	18%	20%
Segment loss	(5.1)	(4.8)	(0.3)	(7)	(7)	—	nm	nm

Year-to-Date
Net sales	$97.9	$117.3	$(19.4)	(17)%	(17)%	$0.5	16%	20%
Segment loss	(17.6)	(12.5)	(5.1)	(41)	(40)	—	nm	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful

The sales decreases for both the quarter and year to date were due to significant declines in the United States resulting from substantial decrements in both the total and average active sales forces only slightly offset by an increase in productivity. The reductions were further impacted by the absence of 2003 sales to a major retailer. The Company ended its relationship with the retailer and stopped selling its products in approximately 1,100 stores in the third quarter of 2003. The Company began this relationship in 2002 and expanded it to all the retailer’s locations in the United States in October 2002. Although the sales in this channel exceeded expectations, the scale and positioning of the expanded presence did not mesh well with the party plan business as it did not enhance the sales force’s ability to drive Tupperware parties and recruiting. The decline in sales, which also resulted in unfavorable capacity utilization and increased promotional investments, led to a higher segment loss.

The segment loss for the quarter, while larger than last year, represented sequential improvement from that in the first quarter of this year. This improvement is primarily a result of cost restructuring activities as the cost savings initiatives announced in 2003 are being realized and further opportunities are being identified and implemented.

While sales force trends have shown some signs of stabilization, no improvement in the active sales force has been achieved to this point and year-over-year improvement is not expected until the second half of 2005. As a result of this situation and the related sales declines, the segment is expected to incur a significant loss for the full year in an amount approximating that of 2003.

The Company continues to pursue its interactive party experience, the “Taste of Tupperware”, and continues to see higher party averages and increased datings from these parties compared with traditional parties. In the second quarter, approximately one-third of the United States sales force utilized this interactive party format. In addition, a new compensation plan is being prepared for introduction in the third quarter to about 20 percent of distributors in the United States, representing two separate geographic regions. The distributors will be allowed to move to the new plan or remain with the current one. The new plan will be similar to that used in the BeautiControl North America business which the

Company believes has been instrumental in its sales growth there. Its distinguishing characteristics are that it moves from temporary payouts to lifetime payouts for one’s recruits, breaks down geographic barriers for the sales force, and is a self-promote proposition. Both of these initiatives will take time to reach their full potential and may involve some incremental costs prior to fully realizing the benefits.

The IDA strategy continues to be an important component in the North American business and utilizes showcases, the Internet and television shopping to obtain access to more consumers. IDA sales for the quarter represented 6 percent of total segment sales as compared with 5 percent last year, excluding the sales to a major retailer.

BeautiControl North America

			Increase		Restated*	Foreign exchange	Percent of total
	2004	2003	Dollar	Percent	increase	impact	2004	2003
Second Qtr
Net sales	$29.8	$23.3	$6.5	28%	28%	$—	10%	7%
Segment profit	3.0	0.2	2.8	+	+	—	8	1

Year-to-Date
Net sales	$54.4	$44.3	$10.1	23%	23%	$—	9%	8%
Segment profit	2.5	1.6	0.9	54	54	—	4	3

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	Increase of more than 100 percent

BeautiControl North America sales volume increased significantly for both the quarter and year to date due to substantial total sales force and average active sales force growth as strong recruiting continued under an ongoing leadership development program. The segment’s “Spa Escapes” interactive party has also been a significant factor in sales force growth and development.

For the second quarter, the profit increase was a direct result of the sales improvement noted above. In addition, action plans were put in place in the second quarter to reverse the unfavorable mix that was incurred in the first quarter of 2004 due to an increase in sales of support items for recruits that entered the sales force during the quarter. Even with continued strong recruiting in the second quarter, that unfavorable mix trend was reversed. For the year-to-date period, the increase was tempered by the impact of approximately $2.5 million of combined costs associated with an executive retirement and an accrual for pending legal matters recorded in the first quarter of 2004. The pending legal matters have been resolved in principle in the second quarter with minimal incremental impact to profitability.

The current sales force size advantage is expected to lead to continued sales growth and improved profitability for the year compared with 2003.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $140.2 million as of June 26, 2004, compared with $137.2 million as of the end of 2003. The increase in working capital was primarily from an increase in non-trade amounts receivable for an $8 million note receivable, originally scheduled to be repaid in September 2004, in connection with the Company’s first quarter sale of land. The note was repaid in full in July 2004. Also contributing was an increase in inventories, which was caused by higher cost items on hand in Asia Pacific, particularly Japan, as well as lower sales in the market, the reduced sales in the United States and a higher level of raw materials on hand, largely in an attempt to mitigate price increases for resin. A reduction in accounts payable was also part of the working capital increase and was primarily in Europe as a result of settling year end payables related to purchases for the first quarter promotional period as well as lower purchases at the end of the second quarter in anticipation of the slower summer period. Partially offsetting these items was a decline in cash on hand and net trade receivables as well as an increase in accrued liabilities. The decline in cash on hand reflects the traditionally higher cash from operations generated in the fourth quarter as well as the cash utilized to settle fair-value hedges during the first half of 2004. The decline in net trade receivables was due to improved collections as well as the lower level of business-to-business sales in Europe. Business-to-business sales generally have longer payment terms than traditional distributor sales to allow for the longer lead time in getting the product to market. The European decline also reflects higher December sales, principally in Germany, going into the January promotional period as compared with entering the summer season which traditionally is less active. Additionally, there was a slight decline in the United States due to higher December sales for mall showcases during the holiday period. The increase in accrued liabilities reflected the BeautiControl North America accrual for legal matters and executive retirement noted earlier, as well as the gain deferral related to the land sale.

The increase in long-term deferred income tax benefits was largely due to the benefit recognized on the United States’ loss related to the expected future utilization of foreign tax credits.

The increase in other assets was largely due to a $3.6 million mortgage note receivable originally due in September 2005 related to the Company’s sale of land. This note was secured by the property sold and carried a variable interest rate based on the one-month LIBOR rate plus a spread of two percentage points. The note was repaid in full by the borrower in July 2004.

As of June 26, 2004, the Company had $142.6 million available under its unsecured revolving line of credit. This line of credit agreement, totaling $150 million, expires on April 29, 2005. Based upon liquidity projections and capital needs, the Company chose not to renew an additional facility that totaled $100 million and expired in April 2004. The Company expects to begin renewal negotiations for the remaining revolving credit facility in the third quarter. The current agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the second quarter of 2004, the requirement was $134.5 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the second quarter was $180.6 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings-to-total-borrowings ratio which could restrict the Company’s access to debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges and are based on a four-quarter rolling total. At the end of the second quarter of 2004, the Company had borrowings of $260.7 million compared with maximum borrowings permitted under the covenants of $423.4 million. The Company does not anticipate that these covenants will restrict its ability to finance its operations.

In addition to the revolving lines of credit, the Company had about $150 million available under other uncommitted lines of credit as of June 26, 2004. These borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are France, Germany, Japan, Mexico and the United States. A significant downturn in the economies of these markets could adversely impact the Company’s ability to generate operating cash flows. While the current downturns in Japan and the United States noted in the segment results section have limited the ability of these markets to contribute operating cash flows to the Company they have not resulted in a significant negative impact to the Company as a whole and both markets’ cash flows from operations for the first six months of 2004 improved as compared with the same period last year. Additionally, the combined favorable results of smaller markets, particularly within Asia Pacific and Latin America, as well as improvement in Mexico, were sufficient to offset the negative impact of the North American and Japanese operating results on cash flows from operating activities. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The net debt-to-total capital ratio at the end of the first quarter was 50.5 percent as compared with 55.1 percent at the end of the second quarter of 2003 and 49.5 percent at 2003 year end. Net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity. The decrease from the same period a year ago reflected the settlement of a majority of the Company’s outstanding debt that may currently be economically paid as well as a slightly higher cash balance generated primarily by cash flows from operating activities and lower accumulated other comprehensive loss due to a weaker U.S. dollar, primarily as compared with the euro. It is currently the Company’s intention to maintain its current debt-equity mix and that it will seek to refinance, in 2006, all or a portion of the $100 million notes then due.

Operating Activities. Net cash provided by operating activities for the first six months of 2004 was $21.3 million compared with $41.8 million in the comparable 2003 period. The largest difference between the periods was an $8.0 million cash outflow to settle fair-value hedges versus an $11.6 million inflow last year primarily as a result of a stronger euro versus the U.S. dollar. The Company’s hedging positions are more fully discussed in the market risk section. The negative cash flow impact in payables and accruals compared with last year was due to sales and use tax payments, the timing of promotional program payouts and higher European incentive award payouts in 2004. Also contributing to the lower 2004 cash flow from operating activities was the higher inventory balance as discussed above. Partially offsetting these items were the improved net income and a higher reduction in net trade receivables, as discussed above.

Investing Activities. During the first six months of 2004 and 2003, the Company spent $20.2 million and $17.4 million, respectively, for capital expenditures. Capital expenditures in both years were principally for new molds, manufacturing and distribution equipment and information technology investments. The increase in capital spending for the first half was primarily due to an increase in mold spending in Europe. Full year 2004 capital expenditures are expected to be between $48 and $53 million. Partially offsetting the capital spending in 2004 was $2.8 million of proceeds related to the sale of certain property, plant and equipment. These proceeds were primarily related to $1.5 million of proceeds received on a transaction for the sale of land for development near the Company’s Orlando, Florida headquarters. As discussed earlier, this transaction also involved the Company’s acceptance of an $8.0 million note receivable due in September 2004 and a $3.6 million note due in September 2005 both of which were paid by the borrower in July 2004. As the Company continues its program to sell land for development, it expects to generate total proceeds of $80 to $90 million, including approximately $20 million received through the end of the second quarter. This program is expected to be completed in 2007. Most of the remaining balance of proceeds related to the sale of a facility closed as part of prior re-engineering activities in Argentina at the asset’s book value.

Financing Activities. Dividends paid to shareholders were $25.8 million and $25.7 million for the first half of 2004 and 2003, respectively.

New Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” and later issued a revised version, FIN 46R, in December 2003. The revised standard was applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without impact.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP supersedes an earlier FSP of the same title, FSP FAS 106-1. The FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and is effective for the third quarter of 2004. Regulations regarding the determination of actuarial equivalence have not yet been finalized although the Company, in consultation with its actuaries, believes that its plan will qualify and expects a benefit upon adoption. However, the Company has not yet quantified the impact and as such, has yet to determine if adoption will necessitate an interim remeasurement of the plan obligation. If a remeasurement is appropriate, the Company will then make an election as to prospective or retroactive adoption.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps and the currencies in which it borrows. The Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The swap agreements total a notional amount of $150 million and expire in 2011. The Company receives semi-annual interest payments at 7.91 percent and makes floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points. These swaps convert the Company’s $150 million of notes payable due in 2011 from fixed to floating rates and serve as a hedge of the fair value of this debt. The ineffectiveness of these swaps was immaterial in the second quarter and year-to-date periods of 2004.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed annual rate payment of 0.63 percent with semi-annual settlements and receives a Japanese yen floating rate payment based on the LIBOR rate and is calculated in arrears. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, because the terms of the interest rate swap do not match the terms of the underlying floating Japanese yen interest obligations. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of June 26, 2004, the cumulative loss was about $0.4 million. The changes in the cumulative loss in the second quarters of 2004 and 2003 and year-to-date periods then ended were insignificant.

The Company has approximately 36 percent of its borrowings with floating interest rates based upon the terms and the utilization of swap agreements. If short-term interest rates varied by 10 percent the Company’s second quarter interest expense would not have been materially impacted.

A significant portion of the Company’s sales and profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

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

In order to hedge against the impact of a strengthening U.S. dollar in 2004, on January 19, 2004, the Company entered into ten option agreements to hedge a portion of its net equity investments denominated in euros. The options each have a strike price of approximately 1.18 U.S. dollars to the euro as compared with a market rate of 1.24 U.S. dollars to the euro when the options were contracted. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2004 euro-denominated cash flows with a floor of 1.18 U.S. dollars to the euro by giving the Company the ability to sell euros at that value. The options had a combined notional value of approximately $118 million and expiration dates at various points during 2004. At each option expiration date, if the euro exchange rate is above the strike price, the Company allows the option to expire unexercised. At the end of each quarter, the Company revalues the active options and records any change in fair value as a component of other expense. If the market spot rate moves below 1.18, such that it is likely that the Company will exercise the options, the portion of the increased fair value resulting from the change in the market spot rate will be a component of other comprehensive income. The Company paid approximately $1.7 million for these options, which is being recorded in other expense during 2004 as part of the revaluation process. During the second quarter of 2004, this revaluation resulted in a charge of approximately $0.9 million that was included in other expense. During the second quarter, three of the options with notional amounts of approximately $36 million were allowed to expire unexercised based upon market rates. As of June 26, 2004, five of the options with notional amounts totaling approximately $68 million remained and expire at various times during the balance of 2004.

While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity. The Company’s most significant net open hedge positions with U.S. dollars as of June 26, 2004 were to buy euros, $50 million, Mexican pesos, $33 million, and Japanese yen, $57 million, and to sell Swiss Francs, $56 million. In the event, the U.S. dollar were to weaken below a rate of 1.18 U.S. dollars to the euro, to the extent the option contracts previously discussed have not expired, they will be exercised and serve to offset the cash outflow that would occur under the euro fair value hedges. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware products, and in total, makes up about one-fifth of the Company’s total cost of sales. A 10 percent fluctuation in the cost of resin could impact the Company’s annual cost of sales in the high single-digit million dollar range as compared with the prior year. The Company manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, it should not be assumed that the Company agrees with any statement or report issued by any analyst irrespective of the content of the confirming financial forecasts or projections contained therein.

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

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
3/28/04 – 5/1/04	—	—	n/a	n/a
5/2/04 – 5/29/04	—	—	n/a	n/a
5/30/04 – 6/26/04	—	—	n/a	n/a

Total	—		n/a

(a)	There is no publicly announced plan or program to repurchase Company shares. The Company has accepted stock in settlement of amounts owed to it under loans made for purchase of the stock as contemplated under its Management Stock Purchase Plan.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 annual meeting of shareholders of the Registrant occurred on May 12, 2004. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Rita Bornstein, E.V. Goings, Robert J. Murray, Joyce M. Roché and M. Anne Szostak; and the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant.

Matter Voted	Votes For	Votes Against/ Withheld*	Abstained
Election of Rita Bornstein	52,371,593	1,570,760	—
Election of E.V. Goings	52,157,531	1,784,822	—
Election of Robert J. Murray	52,312,361	1,629,992	—
Election of Joyce M. Roché	52,357,180	1,585,173	—
Election of M. Anne Szostak	52,651,754	1,290,599
Approval of PricewaterhouseCoopers LLP	52,991,673	586,520	364,160

*	Numbers shown for Director elections are votes withheld. For approval of PricewaterhouseCoopers LLP, the number shown is votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Kriss Cloninger III, Clifford J. Grum, Joe R. Lee, Bob Marbut, Angel R. Martinez and David R. Parker.

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

Report dated April 6, 2004, reporting Item 12 “Results of Operations and Financial Condition”. The Registrant issued a press release announcing first quarter 2004 earnings will be ahead of expectations.

Report dated April 20, 2004, reporting Item 12. “Results of Operations and Financial Condition”. The Registrant issued an earnings release announcing its financial results for the first quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Michael S. Poteshman
Senior Vice President and Chief Financial Officer

By:	/s/ Judy B. Curry
Vice President and Controller

Orlando, Florida

August 3, 2004