Form 10-Q
period 2004-09-25
TUPPERWARE CORP
filed 2004-11-03
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 25, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 1, 2004, 58,562,660 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

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

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
	September 25, 2004	September 27, 2003
	(In millions, except per share amounts)
Net sales	$255.0	$249.2
Cost of products sold	87.5	88.5

Gross margin	167.5	160.7

Delivery, sales and administrative expense	157.4	156.4
Re-engineering and impairment charges	1.8	—
Gains on disposal of assets	10.1	—

Operating income	18.4	4.3

Interest income	0.4	0.4
Other income	(0.3)	—
Interest expense	3.7	4.1
Other expense	0.8	1.7

Income (loss) before income taxes	14.0	(1.1)
Provision for (benefit from) income taxes	1.1	(1.1)

Net income	$12.9	$—

Net income per common share:

Basic	$0.23	$—

Diluted	$0.22	$—

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	39 Weeks Ended
	September 25, 2004	September 27, 2003
	(In millions, except per share amounts)
Net sales	$853.5	$830.7
Cost of products sold	287.3	286.4

Gross margin	566.2	544.3

Delivery, sales and administrative expense	503.3	500.6
Re-engineering and impairment charges	2.5	—
Gains on disposal of assets	11.6	1.2

Operating income	72.0	44.9

Interest income	1.4	1.4
Other income	0.3	0.6
Interest expense	10.6	11.6
Other expense	1.8	10.0

Income before income taxes	61.3	25.3
Provision for income taxes	10.2	4.8

Net income	$51.1	$20.5

Net income per common share:

Basic	$0.88	$0.35

Diluted	$0.87	$0.35

Dividends per common share	$0.66	$0.66

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 25, 2004	December 27, 2003
	(In millions)
Cash and cash equivalents	$23.9	$45.0

Accounts receivable	112.1	127.3
Less allowances for doubtful accounts	(15.1)	(25.2)

	97.0	102.1

Inventories	184.9	160.5
Deferred income tax benefits, net	62.3	59.2
Non-trade amounts receivable	28.4	28.6
Prepaid expenses	17.8	16.0

Total current assets	414.3	411.4

Deferred income tax benefits, net	152.4	136.8

Property, plant and equipment	1,062.6	1,059.3
Less accumulated depreciation	(853.6)	(837.9)

	209.0	221.4

Long-term receivables, net of allowances of $25.2 million at September 25, 2004 and $26.8 million at December 27, 2003	41.0	45.4
Goodwill, net of accumulated amortization of $1.6 million at September 25, 2004 and December 27, 2003	56.2	56.2
Other assets, net	17.8	18.7

Total assets	$890.7	$889.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	September 25, 2004	December 27, 2003
	(Dollars in millions except per share amounts)
Accounts payable	$65.5	$86.0
Short-term borrowings and current portion of long-term debt	21.2	5.6
Accrued liabilities	179.0	182.6

Total current liabilities	265.7	274.2

Long-term debt	251.0	263.5
Accrued postretirement benefit cost	36.7	36.4
Other liabilities	98.8	87.6

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	25.0	23.1
Subscriptions receivable	(18.7)	(20.6)
Retained earnings	540.6	529.0
Treasury stock, 3,804,629 shares at September 25, 2004, and 3,850,343 shares at December 27, 2003, at cost	(103.9)	(105.5)
Unearned portion of restricted stock issued for future service	(1.3)	(1.6)
Accumulated other comprehensive loss	(203.8)	(196.8)

Total shareholders’ equity	238.5	228.2

Total liabilities and shareholders’ equity	$890.7	$889.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
	September 25, 2004	September 27, 2003
	(In millions)
Operating Activities:
Net income	$51.1	$20.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.3	39.7
Net gain on sale of assets	(11.5)	(0.6)
Non-cash impact of re-engineering and impairment charges	0.5	—
Changes in assets and liabilities:
Decrease in accounts receivable	7.8	5.0
Increase in inventories	(26.0)	(13.6)
Decrease in accounts payable and accrued liabilities	(13.2)	(3.7)
Decrease in income taxes payable	(6.0)	(7.7)
Increase in net deferred income taxes	(16.2)	(17.2)
Net cash impact from hedge activity	(9.8)	8.7
Other, net	2.4	(8.2)

Net cash provided by operating activities	16.4	22.9

Investing Activities:
Capital expenditures	(31.8)	(26.9)
Proceeds from disposal of property, plant and equipment	15.0	4.3

Net cash used in investing activities	(16.8)	(22.6)

Financing Activities:
Dividend payments to shareholders	(38.6)	(38.5)
Proceeds from exercise of stock options	1.0	0.9
Payments received on subscriptions receivable	1.5	—
Net increase in short-term debt	15.9	33.3
Payment of long-term debt	—	(15.0)

Net cash used in financing activities	(20.2)	(19.3)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.4

Net decrease in cash and cash equivalents	(21.1)	(17.6)

Cash and cash equivalents at beginning of year	45.0	32.6

Cash and cash equivalents at end of period	$23.9	$15.0

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

Note 2: Allowance for Doubtful Accounts

Bad debt expense totaled $1.9 million in the third quarter and $5.0 million in the September year-to-date period of 2004 and $1.6 million and $6.0 million in the comparable 2003 periods, respectively.

Note 3: Inventories

Inventories, by component, are summarized as follows (in millions):

	September 25, 2004	December 27, 2003
Finished goods	$116.9	$102.8
Work in process	23.5	20.0
Raw materials and supplies	44.5	37.7

Total inventories	$184.9	$160.5

Note 4: Accounting for Stock-Based Compensation

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

Note 4: Accounting for Stock-Based Compensation (continued)

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

(In millions, except per share amounts)	13 Weeks Ended		39 Weeks Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income	$12.9	$—	$51.1	$20.5

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.3	—	1.1	0.1
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(1.0)	(1.5)	(3.2)	(4.7)

Pro forma net income (loss)	$12.2	$(1.5)	$49.0	$15.9

Earnings (loss) per share:
Basic – as reported	$0.23	$0.00	$0.88	$0.35

Basic – pro forma	$0.21	$(0.03)	$0.84	$0.27

Diluted – as reported	$0.22	$0.00	$0.87	$0.35

Diluted – pro forma	$0.21	$(0.03)	$0.83	$0.27

Note 5: Net Income Per Common Share

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

	13 Weeks Ended		39 Weeks Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Weighted average number of shares used in the basic earnings per share computation	58.4	58.4	58.4	58.4

Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.3	0.1	0.4	—

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	6.9	8.6	6.1	9.8

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income	$12.9	$—	$51.1	$20.5
Foreign currency translation adjustments	5.4	(6.2)	(6.2)	27.3
Deferred gain on cash flow hedges, net of tax provision of $0.1 and $1.3 million for the third quarter 2004 and 2003, respectively, and $0.5 and $0.4 million for the comparable year-to-date periods	0.1	2.1	0.7	0.6
Net equity hedge gain (loss), net of tax provision (benefit) of $0.1 and $(1.8) million for the third quarter 2004 and 2003, respectively, and $(1.0) and $(2.9) million for the comparable year-to-date periods	0.2	(2.8)	(1.5)	(4.6)

Comprehensive income (loss)	$18.6	$(6.9)	$44.1	$43.8

Note 6: Comprehensive Income (continued)

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 10, “Accounting for Derivative Instruments and Hedging Activities”.

Note 7: Re-engineering Costs

The liability balance, included in accrued liabilities, related to re-engineering activity for the nine months ended September 25, 2004 and the year ended December 27, 2003 was as follows (in millions):

	September 25, 2004	December 27, 2003
Beginning of year balance	$4.4	$8.8
Provision	2.7	8.9
Accrual adjustments	(0.2)	(2.1)
Cash expenditures:
Severance	(3.3)	(6.0)
Other	(0.5)	(1.6)
Non-cash impairments	(0.8)	(4.8)
Translation impact	—	1.2

End of period balance	$2.3	$4.4

The remaining accrual relates primarily to costs of eliminating positions which are expected to be paid out during the fourth quarter of 2004.

In the third quarter, the Company recorded re-engineering and impairment charges of $1.8 million primarily related to manufacturing rationalization and headcount reductions of approximately 100 employees in the Philippines, Japan and Korea. Combined, these actions are expected to result in annualized savings of approximately $2.1 million. The Company has recently announced a headcount reduction in the United States and expects to incur approximately $1 million of fourth quarter 2004 costs, primarily related to severance benefits, related to this action. The action is expected to result in annualized savings of approximately $2.7 million.

The year-to-date period reflected the above items as well as second quarter net charges of $0.7 million primarily related to manufacturing rationalization and a reduction of approximately 70 positions at the Company’s manufacturing facility in South Carolina as well as its customer care center in Orlando.

Note 8: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Worldwide sales of BeautiControl brand products totaled $30.6 million and $90.5 million in the third quarter and year-to-date period of 2004 and $24.5 million and $72.2 million in the comparable time periods of 2003. Unallocated expenses in the third quarter and year-to-date of 2004 included a loss of $0.8 million and $1.7 million, respectively, due to the expiration and revaluation of option agreements to hedge a portion of the Company’s net equity investments denominated in euros. This compares with unallocated expenses in the third quarter and year-to-date of 2003, which included foreign exchange losses from the Company’s previous program to hedge certain cash flows generated in foreign currency of $1.9 million and $9.7 million, respectively. The option agreements and cash flow hedges are discussed more fully in Note 10.

(In millions)	13 Weeks Ended		39 Weeks Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net sales:
Europe	$111.2	$102.2	$409.7	$372.9
Asia Pacific	49.6	53.7	146.5	152.2
Latin America	26.9	26.4	77.7	77.1
North America	38.8	44.5	136.7	161.8
BeautiControl North America	28.5	22.4	82.9	66.7

Total net sales	$255.0	$249.2	$853.5	$830.7

Segment profit (loss):
Europe	$16.1	$11.1	$83.0	$65.9
Asia Pacific	4.0	3.2	12.1	10.4
Latin America	2.3	1.0	7.2	1.1
North America	(7.6)	(6.5)	(25.2)	(19.0)
BeautiControl North America	1.7	0.4	4.2	2.0

Total segment profit	16.5	9.2	81.3	60.4

Unallocated expenses	(7.5)	(6.6)	(19.9)	(26.7)
Other income (a)	10.1	—	11.6	1.8
Re-engineering and impairment charges	(1.8)	—	(2.5)	—
Interest expense, net	(3.3)	(3.7)	(9.2)	(10.2)

Income (loss) before income taxes	$14.0	$(1.1)	$61.3	$25.3

(a)	Other income for 2004 represented a third quarter gain of $10.1 million and year-to-date gain of $11.6 million under the Company’s continuing program to sell land held for development near its Orlando, Florida headquarters site (“land sales”). Other income for 2003 of $1.8 million in the year-to-date included a gain of $1.2 million from land sales and a $0.6 million gain for premiums received on options for the right to put the Company into two interest rate swap agreements, which expired unexercised.

Note 9: Noncash Investing and Financing Activities

In 2004, an executive retired from the Company and as permitted by the Management Stock Purchase Plan (MSPP) settled a $0.6 million loan to the Company with common stock, valued at current market value, that had been purchased under the MSPP.

Note 10: Accounting for Derivative Instruments and Hedging Activities

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swap agreements to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of net income. The hedging relationships the Company has entered into have been highly effective, and the ineffective net gains recognized in other income or expense for the third quarter and year-to-date periods ended September 25, 2004 and September 27, 2003 were immaterial.

The Company has an interest rate swap agreement that matures on January 24, 2007, with a notional amount of 6.7 billion Japanese yen. The Company pays a fixed annual rate payment of 0.63 percent with semi-annual settlements and receives a Japanese yen floating rate based on the LIBOR rate. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of September 25, 2004, the cumulative loss was about $0.6 million. The changes in the cumulative loss in the third quarter of 2004 and year-to-date period then ended were insignificant. In the third quarter and year-to-date period of 2003, net gains of $0.7 million and $0.8 million, respectively, were recorded in interest expense.

Note 10: Accounting for Derivative Instruments and Hedging Activities (continued)

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in non-trade amounts receivable or accrued liabilities as applicable. The foreign exchange loss recorded as a component of other expense was approximately $1.9 million and $9.7 million in the third quarter and year-to-date periods of 2003, respectively. The ineffective portion of the gain or loss on the hedging instruments was immaterial. As of September 25, 2004, the balance in other comprehensive loss was a $0.1 million loss, net of tax. The change in the balance in other comprehensive income were net gains of $0.1 million and $2.1 million during the third quarters of 2004 and 2003, respectively, and net gains of $0.7 million and $0.6 million for the comparable year-to-date periods.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. A net gain of $0.2 million for the third quarter of 2004 and a net loss of $1.5 million for the year-to-date period ended September 25, 2004, net of applicable tax, was recorded in other comprehensive income for these hedges. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

In order to hedge against the impact of a strengthening U.S. dollar in 2004, on January 19, 2004, the Company entered into ten option agreements to hedge a portion of its net equity investments denominated in euros. The options each have a strike price of approximately 1.18 U.S. dollars to the euro as compared with a market rate of 1.24 U.S. dollars to the euro when the options were contracted. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2004 euro-denominated cash flows with a floor of 1.18 U.S. dollars to the euro by giving the Company the ability to sell euros at that value. The options had a combined notional value of approximately $118 million and expiration dates at various points during 2004. At each option expiration date, if the euro exchange rate is above the strike price, the Company allows the option to expire unexercised. At the end of each quarter, the Company revalues the active options and records any change in fair value as a component of other expense. If the market spot rate moves below 1.18, such that it is likely that the Company will exercise the options, the portion of the increased fair value resulting from the change in the market spot rate will be a component of other comprehensive income. The Company paid approximately $1.7 million for these options, which is being recorded in other expense during 2004 as part of the revaluation process. Through the first three quarters of the year, seven of the options with notional amounts of approximately $69.1 million were allowed to expire unexercised based on market rates. The impact in other expense as a result of the option expirations and revaluations for the third quarter and year-to-date periods of 2004 was $0.8 million and $1.7 million, respectively.

Note 10: Accounting for Derivative Instruments and Hedging Activities (continued)

While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity. The Company’s most significant net open hedge positions with U.S. dollars as of September 25, 2004 were to buy euros, $12 million, Australian dollars, $18 million, and Mexican pesos, $36 million, and to sell Japanese yen, $58 million, and Swiss francs, $29 million. In the event the U.S. dollar were to weaken below a rate of 1.18 U.S. dollars to the euro, to the extent the option contracts previously discussed have not yet expired, they will be exercised and serve to offset the cash outflow that would occur under the euro fair value hedges. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

Note 11: Revolving Line of Credit

As of September 25, 2004, the Company had a revolving line of credit totaling $150 million that expires on April 29, 2005. At September 25, 2004, there was $13 million outstanding on the line of credit. Based upon liquidity projections and capital needs, the Company chose not to renew an additional $100 million facility that expired in April 2004. The Company is in the process of negotiating a new five year $200 million revolver that is expected to close in early November at which point the above-referenced $150 million line will terminate. The Company expects that the covenants and restrictions in the new agreement will allow it similar borrowing and dividend paying flexibility as under its existing facility.

The financial covenants and restrictions of the existing revolving credit agreement subject the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the third quarter of 2004, the requirement was $137.7 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the third quarter was $181.2 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings-to-total-borrowings ratio which could restrict the Company’s access to debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges, as defined by the agreement, and are based on a four quarter rolling total. At the end of the third quarter of 2004, the Company had total borrowings of $272.2 million compared with maximum borrowings permitted under the covenants of $440.8 million.

Note 12: Retirement Benefit Plans

Effective for the third quarter 2004, the Company has adopted the guidance in Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Although regulations regarding the determination of actuarial equivalence have not yet been finalized, the Company, in consultation with its actuaries and based upon available guidance, believes that its plan will qualify for the subsidy. The Company has elected prospective adoption of the FSP guidance and has remeasured the accumulated benefit obligation of its United States postretirement benefit plan as of July 1, 2004. As part of the remeasurement, the assumptions were reviewed and the discount rate was changed from 6.0% to 6.25% in calculating the obligation. The impact of the subsidy has reduced the accumulated postretirement benefit obligation by $7.7 million to $57.2 million. The effect of the subsidy on the net periodic postretirement benefit cost for the third quarter of 2004 was to reduce the interest cost by about $0.1 million and the amortization of the actuarial loss by about $0.1 million.

Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 25, 2004 and September 27, 2003 were as follows (in millions):

	Third Quarter				Third Quarter Year to Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost and expenses	$1.5	$1.1	$0.1	$0.2	$4.5	$3.3	$0.7	$0.6
Interest cost	1.4	1.2	0.9	1.0	4.2	3.6	2.7	3.0
Expected return on plan assets	(0.9)	(0.5)	—	—	(2.7)	(1.5)	—	—
Net amortization and (deferral)	0.2	(0.4)	0.2	0.2	0.4	(1.2)	0.6	0.6

Net periodic benefit cost	$2.2	$1.4	$1.2	$1.4	$6.4	$4.2	$4.1	$4.2

Note 13: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 14: New Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” and later issued a revised version, FIN 46R, in December 2003. The revised standard was applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without impact.

Note 14: New Pronouncements (continued)

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP supersedes an earlier FSP of the same title, FSP FAS 106-1. The FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and was effective for the third quarter of 2004. Although regulations regarding the determination of actuarial equivalence have not yet been finalized, the Company, in consultation with its actuaries and based upon available guidance, has determined that its plan will qualify. The Company has elected the prospective transition guidance for recognizing the impact of the expected subsidy benefits and has included the necessary disclosures in Note 12.

On September 30, 2004, the FASB issued FSP 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 – 20 of Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-than-temporary Impairment and its Application to Certain Investments.” Disclosures required by paragraphs 21 and 22 of 03-1 are not deferred. The EITF is applicable for debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115 (FAS 115), “Accounting for Certain Investments in Debt and Equity Securities” and FAS 124 “Accounting for Certain Investments Held by Not-for-profit Organizations.” It is also applicable to equity securities that are not accounted for under FAS 115 and not accounted for under the equity method. The EITF provides a methodology for evaluating whether an impairment is other than temporary and would therefore require a write down of the investment to clarify existing guidance. The Company does not maintain any investments to which either the EITF or the FSP apply and as such neither has any immediate impact. Should the Company acquire such securities at a future date; the guidance would be applicable and be considered in making impairment determinations.

Note 15: Income Taxes

The effective tax rate in the third quarter of 2004 was 7.8 percent and reflected the favorable partial resolution of outstanding domestic tax contingencies. Partially offsetting these impacts were charges for foreign contingencies resulting from the examination of previously filed tax returns. Also offsetting the impact of the domestic contingencies was the tax impact of the gain on land for development which is based upon the United States federal and state statutory rate of 37.5 percent. The third quarter of 2003 included an adjustment to the year-to-date tax rate to bring it in line with full year 2003 expectations due to the significant reduction in North American pretax income from operations in the United States Tupperware business and the related shift in the mix of income to lower foreign tax jurisdictions.

Note 15: Income Taxes (continued)

For year to date, the 2004 effective tax rate was 16.5 percent compared with 19 percent in 2003. The reduction reflected the above noted items as well as the favorable resolution of an additional domestic tax contingency in the second quarter of 2004. The effective tax rates for both years in the third quarter and year-to-date periods were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates. A full year effective tax rate of 18 to 19 percent is currently projected reflecting the recognition of the partial resolution of contingencies as well as the tax impact of land sales in the year-to-date period.

Note 16: Subsequent Event

In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted which, among other attributes, provides for a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Act also provides for a one-time incentive for U.S. multinational corporations to repatriate accumulated earnings abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The impact of the Act will begin to be accounted for in the fourth quarter of 2004 as applicable. Certain provisions of the Act appear beneficial to the Company; however, the Internal Revenue Service has not issued the applicable regulations related to the implementation of the Act’s provisions, and guidance to account for the impact of the Act is still expected to be issued by the FASB. As such, the Company is presently unable to quantify its impact.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 39 weeks ended September 25, 2004 compared with the same periods ended September 27, 2003, and changes in financial condition during the 39 weeks ended September 25, 2004.

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

Overview

Net income increased substantially for both the third quarter and first nine months of 2004 led by profit increases in four of the Company’s five segments. Cost control and a one plus point improvement in the gross margin percentage resulted in the increases, despite lower sales in both periods after eliminating the impact of a generally weaker U.S. dollar. Third quarter profitability also benefited from the recognition of an over $10 million pretax gain on the sale of land for development near its Orlando, Florida headquarters (land sale) and the net favorable partial resolution of outstanding income tax contingencies.

European sales increased, primarily reflecting the weaker U.S. dollar. In local currency, the majority of the markets had higher sales, but this was mostly offset by a sales decline in Germany, the Company’s largest market. Notwithstanding the small improvement in local currency sales, there was significant improvement in profitability due to a stronger gross margin and lower operating expenses.

A record total sales force as a result of strong recruiting propelled BeautiControl North America to significant revenue growth. Improvement in the segment’s profit as a percent of sales also continued as a result of more efficient promotional spending and general cost control activities.

Solid sales improvement throughout the segment led to a modest increase in Latin American sales. In addition, profitability increased dramatically on the strength of an improved sales mix in Mexico, including the continued growth in sales of the BeautiControl line of products, and the benefits of value chain restructurings in the Brazilian and Venezuelan businesses.

In Asia Pacific, the segment’s largest market, Japan, continued to have unfavorable comparisons with the same period last year and Indonesia and Malaysia/Singapore struggled with smaller sales forces. Explosive growth in China continued and the Philippines business showed significant improvement. In spite of the sales results, profitability improved due to lower manufacturing costs as well as better cost structures throughout the segment.

The North American Tupperware business continued to struggle to rebuild its sales force. This situation resulted in sales being down significantly for the quarter and year to date. Over time, the continued expansion of an interactive party format as well as the introduction of a new sales force compensation structure that began in the third quarter are expected to increase the average active sales force by making the Company more competitive for recruits. In the meantime, while the percentage decline in average active sales force did show sequential improvement for the quarter, the Company does not expect positive sales force comparisons until the second half 2005. This situation is expected to result in a significant 2004 loss in North America in an amount exceeding that of 2003.

The Company’s balance sheet remains strong and its net debt-to-capital ratio held steady at around 50 percent as of the end of the third quarter. For this ratio, net debt is defined as total debt less cash on hand and capital is defined as net debt plus shareholders’ equity. Cash flow from operating activities for the first nine months of 2004 was down $6.5 million from the same period last year largely due to the change in the cash impact of settling hedges. In the second quarter, the Company took steps that significantly reduced its exposure to this type of fluctuation and saw less impact since the change was implemented. Favorable results in receivables management have continued although inventories have risen throughout the Company due to lower than forecast sales levels in Europe, Asia Pacific and North America as well as in support of the growth in BeautiControl North America.

Net Sales

Net sales for the third quarter of 2004 increased nearly $6 million or two percent from the same period in 2003. Excluding a $7.9 million positive impact of foreign exchange, primarily due to a stronger euro, net sales were down slightly from the third quarter of 2003. The decrease was due to large declines in both Asia Pacific and the North American Tupperware business. In Asia Pacific, the decline was primarily due to a significant decline in Japan while the Philippines showed improvement as the market continued to recover from earlier challenges. North America continued to struggle with smaller total and active sales forces, although there was sequential improvement in the third quarter percentage decline in active sales force. Partially offsetting these declines was a substantial increase in BeautiControl North America precipitated by significant increases in this segment’s total and active sales forces. In addition, European local currency sales increased slightly and Latin America had a strong increase due to improvement throughout the segment. In Europe, favorable results in the majority of the markets offset a decline in Germany.

For the year-to-date period, net sales increased just under $23 million or three percent. This increase was buoyed by a favorable foreign exchange impact of approximately $40 million. Absent the foreign exchange impact, year-to-date net sales were down slightly compared with last year. The year-to-date fluctuations largely followed the same pattern as those of the quarter with BeautiControl North America showing a significant increase and Latin America finishing the period up modestly. In Europe, net local currency sales were flat with last year with planned lower business-to-business sales of nearly $8 million offsetting an increase in core party sales. A large decline in Asia Pacific and a significant decline in North America, including the elimination of its sales to a major retailer due to the Company’s cessation of the relationship in the third quarter of 2003, resulted in the net reduction for the period.

A full discussion of the sales results for the Company’s reporting segments is included in the segment results section.

Re-engineering Costs

In the third quarter, the Company recorded re-engineering and impairment charges of $1.8 million primarily related to manufacturing rationalization and headcount reductions in the Philippines, Japan and Korea. Combined, these actions are expected to result in annualized savings of $2.1 million. The Company has recently announced a headcount reduction in the United States and expects to incur approximately $1 million of fourth quarter costs related to this action. The costs are primarily for severance and are expected to result in annualized savings of approximately $2.7 million. The U.S. action, in addition to other smaller re-engineering activities in Latin America and Asia Pacific scheduled for the fourth quarter of 2004, are expected to result in charges totaling $2 to $3 million, related primarily to head count reductions. Activity planned for the fourth quarter includes actions originally anticipated to take place in the third quarter. However, the Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance and additional actions are possible.

The year-to-date period reflected the above items as well as second quarter net charges for $0.7 million primarily related to manufacturing rationalization and headcount reductions in the United States.

Refer to Note 7 for additional discussion of re-engineering activities including related accruals.

Gross Margin

Gross margin as a percentage of sales was 65.7 percent and 64.5 percent for the third quarter of 2004 and 2003, respectively. The 2004 increase reflected improved margins in all reporting segments except North America where there was a decline due to an unfavorable mix of products, higher manufacturing costs and increased inventory charges. The most significant factor in the overall improvement was in Europe due to lower manufacturing expenses as well as an improved mix of products sold. These factors were partially offset by an increase in product discounting. Improvement in BeautiControl North America as a result of an improved product mix, particularly related to the contents of the initial kit purchased by new consultants as well as improved pricing related to sales force support items. Asia Pacific also contributed to the margin improvement, particularly in Korea as a result of increased focus on the mix of product offerings and pricing as the market stabilizes. Manufacturing expenses in Asia Pacific were also improved for the quarter. Partially offsetting these improvements was a decline in Japan due primarily to an inventory obsolescence charge. Latin America’s gross margin also increased for the quarter, largely as a result of improvement in Mexico due to higher volume as well as better pricing and mix. On an overall basis for the quarter, the improvement reflected a better sales mix and lower manufacturing costs that was partially offset by lower sales volume, primarily in North America.

For the nine months ended September 25, 2004, the gross margin rate was 66.3 percent compared with 65.5 percent in the same period last year. The year-to-date improvement was largely a result of the items noted above for the third quarter. As with the quarter, all segments except North America achieved improved margins for the year-to-date period, led by Europe and Asia Pacific.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 61.7 percent for the third quarter of 2004, compared with 62.7 percent in 2003. The $1 million increase in the DS&A reflected the impact of a weaker U.S. dollar, particularly versus the euro, which had a negative impact of nearly $5 million on the comparison. The improvement reflected lower administrative costs, particularly in Europe related to employee compensation, as well as continuing cost containment efforts throughout the Company. Partially offsetting this improvement was an increase in the commission expense in BeautiControl North America, reflecting the increase sales, as well as an increase in the commission rate due to improved sales and recruiting performance of the sales force. Also partially offsetting the improvement were significantly increased professional service fees related to compliance with the provisions of the Sarbanes-Oxley Act, as well as increased costs for equity compensation from the Company’s decision to adopt the fair-value-method of accounting for stock options in 2004.

For the year-to-date period, the DS&A percentage decreased from 60.3 percent in 2003 to 59.0 percent in the current year. The relationships discussed above were also the primary drivers of the improvement, with the offsetting impact of $2.5 million of first quarter 2004 accruals in the BeautiControl North America segment related to an executive retirement as well as legal matters. Specific segment impacts are discussed in the segment results section.

The decline in other expense for the quarter and year-to-date period was largely due to the absence of 2003 foreign exchange losses resulting from the Company’s program to hedge certain cash flows, denominated in euros, Japanese yen and Korean won, totaling $1.9 million and $9.7 million for the quarter and year to date, respectively. The program also had the effect of largely mitigating the foreign exchange impact on net income comparisons with prior periods. As the cost of the program increased, the Company determined that its cost exceeded its benefit and ceased the program at the end of 2003. Partially offsetting these reductions were losses of $0.8 million and $1.7 million third quarter and year-to-date period of 2004, respectively, as a result of the fair-value measurement of the Company’s euro foreign exchange options that are discussed in the market risk section. These losses were all included in unallocated expenses for segment reporting.

Net Interest Expense

Net interest expense decreased by $0.4 million in the third quarter of 2004 as compared with the third quarter of 2003 reflecting lower debt levels as well as the impact of lower interest rates due to the Company’s entering two interest swap agreements, discussed in the market risk section, in the fourth quarter of 2003. The year-to-date period reflected similar improvement due to the factors noted above offset by the impact of a second quarter 2003 adjustment that reduced interest expense related to prior hedging activity. The Company expects full year net expense to be $13 to $14 million.

Tax Rate

The effective tax rate in the third quarter of 2004 was 7.8 percent and reflected the favorable partial resolution of outstanding domestic tax contingencies. Partially offsetting these impacts were charges for foreign contingencies resulting from the examination of previously filed tax returns. Also offsetting the favorable impact of the domestic contingencies was the tax impact of the gain on land sales, discussed in the net income section, which is determined at the United States and state statutory rate of 37.5 percent. The third quarter of 2003 included an adjustment to the year-to-date tax rate to bring it in line with full year 2003 expectations primarily due to the significant reduction in North American pretax income from operations in the United States Tupperware business and the related shift in the mix of income to lower foreign tax jurisdictions.

For year to date, the 2004 effective tax rate was 16.5 percent compared with 19 percent in 2003. The reduction reflected the above noted items as well as the favorable resolution of an additional domestic tax contingency in the second quarter of 2004. The effective tax rates for both years were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates. A full year effective tax rate of 18 to 19 percent is currently projected reflecting the recognition of the partial resolution of contingencies as well as the tax impact of land sales in the year-to-date period. No additional land sales are expected for the remainder of 2004. The Company’s ongoing program to market property near its Orlando, Florida headquarters is discussed in the financial condition section.

In October 2004, the American Jobs Creation Act of 2004 (the Act) was enacted which, among other attributes, provides for a deduction from taxable income equal to a stipulated percentage of qualified income from domestic production activities. The Act also provides for a one-time incentive for U.S. multinational corporations to repatriate accumulated earnings abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The impact of the Act will begin to be accounted for in the fourth quarter of 2004 as applicable. Certain provisions of the Act appear beneficial to the Company; however, the Internal Revenue Service has not issued the applicable regulations related to the implementation of the Act’s provisions, and guidance to account for the impact of the Act is still expected to be issued by the Financial Accounting Standards Board (FASB). As such, the Company is presently unable to quantify its impact.

Net Income

Net income for the quarter increased sharply to $12.9 million or $0.22 per diluted share, as compared with breakeven in 2003. The increase was largely due to profitability improvements in four out of five of the Company’s reporting segments as well as a gain recognized on land sales. In the third quarter of 2004, the Company received the remaining amount due on a sale transaction closed in the first quarter of 2004 which resulted in recognition of the gain that had previously been deferred. Also contributing to the net income increase was the net favorable impact of tax contingencies discussed above. Partially offsetting these impacts were the re-engineering and impairment charges and an increase in corporate expenses due to increased professional service fees partially offset by the elimination of the Company’s hedge program as discussed in the costs and expenses section. Also providing a partial offset was the absence of costs for an executive retirement in 2003.

For the year-to-date period, net income also increased significantly to $51.1 million or $0.87 per diluted share in 2004 from $20.5 million or $0.35 per share in 2003. Similar to the quarter, the increase reflected improved profitability in all segments except North America. The net gains on disposal of assets were up significantly due primarily to the third quarter land sale gain discussed above. First half land sale gains were about the same in 2004 and 2003. Year-to-date corporate expenses were also down significantly reflecting the impact of the items noted for the quarter with an additional benefit from the elimination of certain costs related to the Company’s former Halls, Tennessee manufacturing facility. Partially offsetting these items were the re-engineering and impairment charges discussed earlier. Full year corporate expenses are projected at $25 to $26 million.

In the fourth quarter, the Company expects to record an insurance recovery related to hurricane damage sustained at its Orlando, Florida headquarters. As a result, a gain in the low to mid single digit millions of dollars is anticipated.

Specific segment profitability is discussed in the segment results section.

International operations generated 75 percent and 74 percent of sales in the third quarters of 2004 and 2003, respectively, and all of net segment profit in both periods. For the year-to-date periods, international operations generated 76 percent of the sales in 2004 and 74 percent in 2003, and all of net segment profit in both periods.

Segment Results (dollars in millions)

Europe

			Increase		Restated* increase	Positive foreign exchange impact	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Third Qtr
Net sales	$111.2	$102.2	$9.0	9%	1%	$7.8	44%	41%
Segment profit	16.1	11.1	5.0	44	38	0.4	98	+

Year-to-Date
Net sales	$409.7	$372.9	$36.8	10%	—%	$35.2	48%	45%
Segment profit	83.0	65.9	17.1	26	15	6.1	+	+

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total

The third quarter sales increase was primarily due to the impact of a stronger euro. Excluding this $7.8 million favorable impact of exchange rates, net sales for the quarter were up slightly. The local currency sales increase was a result of the continuing advantage in the total and active sales forces, up 13 and nine percent, respectively. The local currency sales growth did not track the sales force advantage primarily due to substantial growth in the segment’s lower per capita Gross Domestic Products markets where party averages are lower, as well as a reduction in productivity in some of the Western European markets, particularly the largest market, Germany. Partially compensating for these impacts were increased business-to-business sales during the quarter which, excluding the impact of foreign currency exchange rate fluctuations, were up approximately $1.5 million as compared with the last year’s third quarter. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. Business-to-business sales are planned for the fourth quarter but are not expected to be significant, and for the full year are expected to be lower than last year.

Within the segment, the Nordics, Russia, South Africa and France all posted significant sales increases during the quarter but were nearly offset by a decline in Germany. The increase in the Nordics was primarily due to sales under a business-to-business agreement. Russia, South Africa and France all benefited from substantial increases in their active sales forces during the quarter. While the German market maintained a slight advantage in total sales force, there was a large decline in the active sales force as well as weakness in productivity. This situation was partially due to the difficult economic conditions and the resulting compression of consumer spending, which make it more difficult to schedule parties, as well as recruiting and activating the sales force. Overall in Europe, sales volume was about flat for the quarter while pricing and the mix of products was favorable.

Segment profit increased significantly for the quarter both including and excluding a $0.4 million favorable impact of a stronger euro. The profit increases in the markets generally mirrored the sales increases. The increase in the overall profit margin was due to lower manufacturing expenses as well as improved inventory management resulting in a solid increase in the segment’s gross margin. Also contributing was generally better cost structures throughout the segment as a result of cost management actions previously taken. Overall, the flat sales volume was more than overcome by an improved product mix and the lower costs noted above.

The Company continues to pursue its Integrated Direct Access (IDA) strategy in Europe and for the quarter had a slight decrease in the average number of sites open and in their sales per day, compared with the same quarter a year ago. This channel remains a small part of the overall business and the primary reason for pursuing the IDA strategy is to build the party plan business by reaching new consumers to drive recruiting and party scheduling.

The net sales increase in the year-to-date period was primarily due to the stronger euro, primarily in the first quarter. Excluding the $35.2 million favorable foreign exchange impact net sales for the year to date were flat with last year. The variances for the year to date were largely in line with those of the quarter except in Germany, where the market was down just slightly on the strength of first quarter 2004 results. Also, a planned reduction in business-to-business sales, which totaled nearly $8 million, offset gains in the party plan business resulting from the larger total and active sales forces mentioned above.

The positive profitability for the year to date was largely reflective of the favorable third quarter results.

Some incremental promotional spending is planned for the fourth quarter in Germany to spur recruiting and activity. While as a result of the current trends full year local currency sales are expected to be flat, the cost and inventory management noted above are expected to compensate for the planned promotional spending and result in a full year return on sales exceeding 20 percent.

Asia Pacific

			(Decrease) increase		Restated* (decrease) increase	Positive foreign exchange impact	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Third Qtr
Net sales	$49.6	$53.7	$(4.1)	(8)%	(10)%	$1.5	19%	21%
Segment profit	4.0	3.2	0.8	24	22	0.1	24	35

Year-to-Date
Net sales	$146.5	$152.2	$(5.7)	(4)%	(9)%	$8.6	17%	18%
Segment profit	12.1	10.4	1.7	17	7	1.0	15	17

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

There was a large decline in third quarter sales both including and excluding the $1.5 million favorable impact of stronger local currencies, primarily the Japanese yen and Australian dollar. In local currency, the decline was due to significantly lower volume in Japan reflecting substantial reductions in both the total and active sales forces along with lower productivity. Structural changes are being made in Japan to provide a foundation for long-term growth to put more focus on the business opportunity for the sales force and growing the number of sellers through the party plan. As this transition is made, declines are expected to continue in this market in the fourth quarter with flattening trends in the second half of 2005. Positive year over year comparisons are not expected until 2006. Indonesia’s net sales for the quarter were down due to a smaller sales force and lower productivity and consequently lower sales volume. Malaysia/Singapore also recorded a decline in sales for the quarter about half of which was due to the absence of a business-to-business transaction in 2003 with the balance resulting from lower recruiting and a smaller active sales force. Despite these factors, the Company’s introduction of beauty products continues to proceed well in this market. For the quarter, beauty sales were up approximately 35 percent compared with last year and represented more than 12 percent of sales in the market. China continued its dramatic growth with a sharp increase in third quarter sales and the Philippines had a significant increase. The Company now has over 1,200 retail storefronts in China and is expected to have approximately 1,400 by year end. The Philippines is recovering and while the total sales force was up only slightly, the active sales force was up substantially. The Company also anticipates launching beauty products in this market.

The significant increase in third quarter segment profit, both including and excluding foreign exchange impacts on the comparison, was a reflection of the lower operating costs in most markets of the segment, as well as improved capacity utilization, the impact of which was partially offset by the local currency sales decline discussed above. Although China’s costs increased as it continued to build an infrastructure commensurate with its sharp growth, this increase was far outpaced by the positive profitability impact of its sales growth resulting in a more than two-fold increase in profit for the quarter. Additionally, Japan and Korea were able to bring costs down. While the Japanese decline partially reflected the lower business base, it also included the impact of cost reduction activities. These reductions were partially offset by a charge for excess and obsolete inventory as a result of the lower sales levels. The improvement in Korea was largely due to cost containment efforts. In addition, Australia had a substantial improvement in segment profit as a result of an improving product mix on reduced volume. The small favorable foreign exchange impact on profit was primarily due to the stronger Australian dollar.

The year-to-date sales and profit variances largely mirror those of the third quarter with the exception of Malaysia/Singapore which maintained good increases in sales and profit for the year to date on the strength of first half improvement.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of a continued delay in anticipated government business regulations, the Company has been unable to renew its license under its ownership structure and as a result, is operating without a license. The Company has been in contact with the appropriate Indonesian government officials as well as other members of the direct selling industry similarly impacted in an attempt to resolve the situation. The Company has now formed a new legal structure and is in the process of applying for a license. It expects to be granted a license before year end and begin selling under it for the beginning of 2005. However, until any resolution is final, it is possible that the government could order the Company to cease operations in Indonesia which could materially impact the segment’s sales and segment profit. However, the availability of the new structure mitigates the risk of a material negative impact. This situation is not related to the Indonesian declines discussed above.

Due primarily to the declines noted above in Japan and to a lesser extent Indonesia, the segment is expected to incur a modest sales decline for the year and a slight increase in segment profit resulting from the cost structure improvement noted above.

Latin America

			Increase		Restated* Increase	Negative foreign exchange impact	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Third Qtr
Net sales	$26.9	$26.4	$0.5	2%	8%	$(1.5)	11%	11%
Segment profit	2.3	1.0	1.3	+	+	(0.2)	14	11

Year-to-Date
Net sales	$77.7	$77.1	$0.6	1%	6%	$(4.2)	9%	9%
Segment profit	7.2	1.1	6.1	+	+	(0.6)	9	2

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	Increase of more than 100 percent

Latin America had a slight increase in sales for the quarter due to strength in all major markets that was partially offset by the negative impact of foreign currency fluctuations most notably a stronger U.S. dollar as compared with the Mexican peso. In local currency, the segment reported a strong increase for the quarter. The local currency increase was led by Mexico, the segment’s largest market, which had a modest increase during the quarter on the strength of its first quarter over quarter increase in active sales force and sales force productivity during the year which led to increased sales volume. The continued growth of its beauty line of products, which was up 11 percent, also played a role in the increase. Brazil and Venezuela also reported significant sales increases in the third quarter as compared with the same period a year ago. The improvement in Brazil was largely due to a more favorable pricing structure as well as increased sales force productivity and a favorable product mix. Venezuela received the benefit of a larger and more active sales force leading to slightly higher sales volume as well as favorable pricing. To further stimulate growth, the Company is developing plans to introduce its beauty products line in Venezuela and later Brazil.

The improvement in profitability was a reflection of the local currency sales increase discussed above. In addition, prior cost alignment actions have resulted in improved value chains in Mexico, Brazil and Venezuela. All of these markets had substantial improvements in segment profit for the quarter.

The year-to-date increase in local currency sales and profits was generally in line with that discussed above for the quarter. For the first nine months of 2004, there was an even larger increase in segment profit than in the quarter since the profitability comparatives become more difficult as the year progresses.

The improvements in Brazil, Venezuela and Mexico lead to an expectation that for the full year, there will be an improvement versus 2003 in sales and profit with the profit improvement continuing to outpace that of sales due to the cost reductions, improved sales mix in Mexico and better pricing in Venezuela and Brazil.

North America

			Decrease		Restated* decrease	Positive foreign exchange	Percent of total
	2004	2003	Dollar	Percent			2004	2003
Third Qtr
Net sales	$38.8	$44.5	$(5.7)	(13)%	(13)%	$0.1	15%	18%
Segment loss	(7.6)	(6.5)	(1.1)	(17)	(16)	—	nm	nm

Year-to-Date
Net sales	$136.7	$161.8	$(25.1)	(16)%	(16)%	$0.7	16%	20%
Segment loss	(25.2)	(19.0)	(6.2)	(32)	(32)	—	nm	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful

The sales decreases for both the quarter and year to date were due to significant declines in the United States resulting from substantial shortfalls in both the total and average active sales forces only slightly offset by an increase in productivity. The reductions were further impacted by the absence of 2003 sales to a major retailer. The Company ended its relationship with the retailer and stopped selling its products in approximately 1,100 stores in the third quarter of 2003. The Company began this relationship in 2002 and expanded it to all the retailer’s locations in the United States in October 2002. Although the sales in this channel exceeded expectations, the scale and positioning of the expanded presence did not mesh well with the party plan business as it did not enhance the sales force’s ability to drive Tupperware parties and recruiting. The decline in sales, which also resulted in unfavorable capacity utilization and increased promotional investments, led to a higher segment loss.

To mitigate the negative profit impact of the low sales level, the cost savings initiatives announced in 2003 are being realized and further opportunities are being identified and implemented. Early in the fourth quarter, the Company announced an additional headcount reduction totaling 35 positions, 28 of which were filled at the time. This action will result in a fourth quarter charge of approximately $1 million and is expected to yield annual savings of about $2.7 million.

While sales force trends have shown some signs of stabilization with sequential improvement in the active sales force decrement this quarter, year-over-year improvement is not expected until the second half of 2005. As a result of this situation and the related sales declines, the segment is expected to incur a loss for the full year in excess of that incurred in 2003.

The Company continues to pursue the growth of its interactive party experience, the “Taste of Tupperware”, as a means to improve sales force productivity at the party as well as future datings and recruiting. In addition, a new compensation plan was introduced in the third quarter to about 20 percent of distributors in the United States, representing two separate geographic regions. A full roll out of the new plan is expected to be completed during 2005. While the distributors were allowed to move to the new plan or remain with the current one, strong acceptance of the new plan has been encouraging. The new plan includes multi-tiered compensation to the sales force similar to that used in the BeautiControl North America business, which the Company believes has been instrumental in its sales growth there. Its distinguishing characteristics are that it moves from temporary payouts to lifetime payouts for one’s recruits, breaks down geographic barriers for the sales force, and is a self-promote proposition. Both of these initiatives will take time to reach their full potential and may involve some incremental costs prior to fully realizing the benefits.

The IDA strategy continues to be an important component in the North American business and utilizes showcases, the Internet and television shopping to obtain access to more consumers. IDA sales for the quarter represented approximately 10 percent of segment sales which was about flat as a percentage of sales for the same period in 2003, excluding the sales to a major retailer.

BeautiControl North America

			Increase		Restated* increase	Foreign exchange impact	Percent Of total
	2004	2003	Dollar	Percent			2004	2003
Third Qtr
Net sales	$28.5	$22.4	$6.1	26%	26%	$—	11%	9%
Segment profit	1.7	0.4	1.3	+	+	—	10	4

Year-to-Date
Net sales	$82.9	$66.7	$16.2	24%	24%	$—	10%	8%
Segment profit	4.2	2.0	2.2	+	+	—	5	3

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	Increase of more than 100 percent

BeautiControl North America sales volume increased significantly for both the quarter and year to date due to substantial total sales force and average active sales force growth as strong recruiting continued under an ongoing leadership development program. The segment’s “Spa Escapes” interactive party has also been a significant factor in sales force growth and development.

For the third quarter, the profit increase was a direct result of the sales improvement noted above. In addition, action plans were put in place in the second quarter to reverse an unfavorable mix that was incurred in the first quarter of 2004 due to an increase in sales of support items for recruits that entered the sales force during the quarter. Even with continued strong recruiting, that unfavorable mix trend was reversed and a favorable mix continues to benefit the gross margin in the third quarter. The two consecutive quarters of margin improvement overcame the first quarter decrement and resulted in year-to-date improvement of approximately one percentage point. For the year-to-date period, the overall profit increase was tempered by the impact of approximately $2.5 million of combined costs associated with an executive retirement and an accrual for a legal matter recorded in the first quarter of 2004.

The current sales force size advantage is expected to lead to continued significant sales and profit growth for the year compared with 2003.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $148.6 million as of September 25, 2004, compared with $137.2 million at the end of 2003. The increase in working capital was primarily from an increase in inventory and a decrease in accounts payable, the impacts of which were partially offset by increased short-term debt and a lower cash balance. The inventory increase was largely due to lower than forecast sales in Europe and Asia Pacific, as well as stock builds in preparation for October promotions. There was also some impact from higher inventories to support higher sales, particularly in BeautiControl North America and South Africa. The reduction in accounts payable was primarily in Europe as a result of settling year end payables related to purchases for the first quarter promotional period as well as lower purchases at the end of the third quarter in an effort to reduce inventory levels.

The decline in cash on hand as well as the increase in short-term debt reflect the traditionally higher cash from operations generated in the fourth quarter as well as the cash utilized to settle hedges during the first nine months of 2004. The third quarter is the Company’s smallest period during the year and generally results in the Company financing a part of its operations with short-term debt financing.

While net trade receivables were down just slightly, there were large declines in both the gross balance and the allowance for doubtful accounts. These reductions were largely as a result of account write offs, primarily in Brazil, as collection efforts for some previously reserved receivables were exhausted. This action had no impact on earnings. Overall, approximately $1.9 million was recorded for provisions for uncollectible accounts during the quarter as compared with approximately $1.6 million in the same quarter a year ago. For the year to date periods, the comparable amounts were approximately $5 million and $6 million in 2004 and 2003 respectively. The decline in net trade receivables was due to improved collections as well as the lower level of end of period sales versus the end of last year. In Europe in particular, December sales increase as a result of distributors preparing for the significant January promotional period. September sales also see some of this impact as October represents another large promotional period but the effect was less significant. Additionally, there was a slight decline in the United States due to higher December sales for mall showcases during the holiday period.

The increase in long-term deferred income tax benefits was largely due to the benefit recognized on the United States’ loss related to the expected future utilization of foreign tax credits.

The decrease in long-term debt and the increase in other liabilities were both due to the offsetting impacts of fair-value adjustments made to two interest rate swap agreements that serve as fair value hedges for $150 million of the long-term debt. The Company’s hedging activities are discussed in the market risk section.

As of September 25, 2004, the Company had $129.5 million available under its unsecured revolving line of credit. This line of credit agreement, totaling $150 million, expires on April 29, 2005. Based upon liquidity projections and capital needs, the Company chose not to renew an additional facility that totaled $100 million and expired in April 2004. The current agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the third quarter of 2004, the requirement was $137.7 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the third quarter was $181.2 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. The covenants also subject the Company to an adjusted earnings-to-total-borrowings ratio which could restrict the Company’s access to debt financing. Earnings are adjusted to exclude interest, taxes, depreciation and amortization, and any extraordinary, unusual or non-recurring gains and non-cash charges and are based on a four-quarter rolling total. At the end of the third quarter of 2004, the Company had borrowings of $272.2 million compared with maximum borrowings permitted under the covenants of $440.8 million. The Company does not anticipate that these covenants will restrict its ability to finance its operations.

On August 26, 2004, Standard and Poor’s Ratings Services, one of the Company’s debt rating agencies, announced that it had revised its outlook on the Company from negative to stable. At the same time, it affirmed the Company’s BB+ corporate credit and senior unsecured debt rating. This action is not expected to have any material impact on the Company at the present time.

During the third quarter, the Company began negotiations for a new five-year $200 million revolving credit facility to replace the one discussed above that expires in April 2005. The Company expects that the covenants and restrictions in the new agreement will allow it similar borrowing and dividend paying flexibility as under its existing facility. The new agreement is expected to become effective in early November, and at that point, the current agreement will no longer remain active.

In addition to the revolving line of credit, the Company had about $140 million available under other uncommitted lines of credit as of September 25, 2004. These borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are France, Germany, Japan, Mexico and the United States. A significant downturn in the economies of these markets could adversely impact the Company’s ability to generate operating cash flows. While the current downturns in Japan and the United States noted in the segment results section have limited the ability of these markets to contribute operating cash flows to the Company they have not resulted in a significant negative impact to the Company as a whole and both markets’ cash flows from operations for the first nine months of 2004 improved as compared with the same period last year. Additionally, the combined favorable results of the other major markets as well as improvement in many smaller markets, particularly within Europe and Latin America, were sufficient to overcome the negative impact of the North American and Japanese operating results on cash flows from operating activities. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The net debt-to-total capital ratio at the end of the third quarter was 51 percent as compared with 61 percent at the end of the third quarter of 2003 and 50 percent at 2003 year end. Net debt is defined as total debt less cash on hand and capital is defined as net debt plus shareholders’ equity. The decrease from the same period a year ago reflected more cash on hand and lower short-term borrowings since cash flow from operating activities, net of investment activities, exceeded cash outflow from financing activities over the last 12 months. In addition, long-term debt decreased due to the mark to market described above, and shareholders’ equity was higher due to earnings in excess of dividends over the period. Further, there was a lower accumulated other comprehensive loss due to a weaker U.S. dollar, primarily as compared with the euro. It is currently the Company’s intention to maintain its current debt-equity mix and that it will seek to refinance, in 2006, all or a portion of the $100 million notes then due.

Operating Activities. Net cash provided by operating activities for the first nine months of 2004 was $16.4 million compared with $22.9 million in the comparable 2003 period. Among the larger differences between the periods was a $9.8 million cash outflow to settle hedges versus an $8.7 million inflow last year primarily as a result of a stronger euro versus the U.S. dollar. The Company’s hedging positions are more fully discussed in the market risk section. In addition, the build up in inventory, as discussed in the financial condition section, provided a negative influence on the comparison. The negative cash flow impact in payables and accruals compared with last year was due to sales and use tax payments, the timing of promotional program payouts and higher European incentive award payouts in 2004. The improved operating results, reflected in the increased net income net of the gain on sale of assets, was an offset to the hedging impact. An additional offsetting item was the improvement in the other operating line which was mainly due to the negative prior year impact primarily related to the timing of recoveries for value added taxes and customs deposits.

Investing Activities. During the first nine months of 2004 and 2003, the Company spent $31.8 million and $26.9 million, respectively, for capital expenditures. Capital expenditures in both years were principally for new molds, manufacturing and distribution equipment and information technology investments. The increase in capital spending for the first nine months was primarily due to an increase in mold spending in Europe. Full year 2004 capital expenditures are expected to be between $48 and $53 million. Partially offsetting the capital spending in 2004 was $15 million of proceeds related to the sale of certain property, plant and equipment. These proceeds were primarily related to approximately $13 million of proceeds received on land sales. A small portion of these funds were received in the first quarter with the balance received in the third quarter. As the Company continues its program to sell land for development, it expects to generate total proceeds of $80 to $90 million, including approximately $32 million received through the end of the third quarter. This program is expected to be completed in 2007. Most of the remaining balance of proceeds related to the sale of a facility closed as part of prior re-engineering activities in Argentina at the asset’s book value.

Financing Activities. Dividends paid to shareholders were $38.6 million and $38.5 million for the first nine months of 2004 and 2003, respectively.

New Pronouncements

In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” and later issued a revised version, FIN 46R, in December 2003. The revised standard was applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It was applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without impact.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP supersedes an earlier FSP of the same title, FSP FAS 106-1. The FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and is effective for the third quarter of 2004. While regulations regarding the determination of actuarial equivalence have not yet been finalized, the Company, in consultation with its actuaries and based upon available guidance, has determined that its plan will qualify. The Company elected prospective adoption and implemented the standard in the third quarter as part of a remeasurement of the plan’s accumulated post-retirement benefit obligation (APBO) without material impact to the quarter. A full year annualized impact of a reduction in the Company’s net periodic benefit cost of approximately $0.8 million is expected. In addition, the remeasurement resulted in a reduction of the plan’s APBO to approximately $57 million from approximately $65 million.

On September 30, 2004, the FASB issued FSP 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 – 20 of Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-than-temporary Impairment and its Application to Certain Investments.” Disclosures required by paragraphs 21 and 22 of 03-1 are not deferred. The EITF is applicable for debt and equity securities that are within the scope of Statement of Financial Accounting Standards No. 115 (FAS 115), “Accounting for Certain Investments in Debt and Equity Securities” and FAS 124 “Accounting for Certain Investments Held by Not-for-profit Organizations.” It is also applicable to equity securities that are not accounted for under FAS 115 and not accounted for under the equity method. The EITF provides a methodology for evaluating whether an impairment is other than temporary and would therefore require a write down of the investment to clarify existing guidance. The Company does not maintain any investments to which either the EITF or the FSP apply and as such neither has any immediate impact. Should the Company acquire such securities at a future date; the guidance would applicable and be considered in making impairment determinations.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps and the currencies in which it borrows. The Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The swap agreements total a notional amount of $150 million and expire in 2011. The Company receives semi-annual interest payments at 7.91 percent and makes floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points. These swaps convert the Company’s $150 million of notes payable due in 2011 from fixed to floating rates and serve as a hedge of the fair value of this debt. The ineffectiveness of these swaps was immaterial in the third quarter and year-to-date periods of 2004.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed annual rate payment of 0.63 percent with semi-annual settlements and receives a Japanese yen floating rate payment based on the LIBOR rate and is calculated in arrears. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, because the terms of the interest rate swap do not match the terms of the underlying floating Japanese yen interest obligations. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of September 25, 2004, the cumulative loss was $0.6 million. The change in the cumulative loss in the third quarter of 2004 and year-to-date period then ended was insignificant. In the third quarter of 2003, a net gain of $0.7 million was recorded as a reduction of interest expense while a net gain of $0.8 million was recorded in the year-to-date period then ended.

The Company has approximately 48 percent of its borrowings with floating interest rates based upon the terms and the utilization of swap agreements. If short-term interest rates varied by 10 percent, the Company’s third quarter interest expense would not have been materially impacted.

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

In order to hedge against the impact of a strengthening U.S. dollar in 2004, on January 19, 2004, the Company entered into ten option agreements to hedge a portion of its net equity investments denominated in euros. The options each have a strike price of approximately 1.18 U.S. dollars to the euro as compared with a market rate of 1.24 U.S. dollars to the euro when the options were contracted. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2004 euro-denominated cash flows with a floor of 1.18 U.S. dollars to the euro by giving the Company the ability to sell euros at that value. The options had a combined notional value of approximately $118 million and expiration dates at various points during 2004. At each option expiration date, if the euro exchange rate is above the strike price, the Company allows the option to expire unexercised. At the end of each quarter, the Company revalues the active options and records any change in fair value as a component of other expense. If the market spot rate moves below 1.18, such that it is likely that the Company will exercise the options, the portion of the increased fair value resulting from the change in the market spot rate will be a component of other comprehensive income. The Company paid approximately $1.7 million for these options, which is being recorded in other expense during 2004 as part of the revaluation process. During the third quarter and September year-to-date period of 2004, this revaluation resulted in charges of approximately $0.8 million and $1.7 million, respectively, which were included in other expense. During the third quarter, two of the options with notional amounts of approximately $19 million were allowed to expire unexercised based upon market rates. As of September 25, 2004, the final three options with notional amounts totaling approximately $49 million remained and expire at various times during the fourth quarter. The further valuation of these options will not have a material impact.

While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity. The Company’s most significant net open hedge positions with U.S. dollars as of September 25, 2004 were to buy euros, $12 million, Australian dollars, $18 million, and Mexican pesos, $36 million, and to sell Japanese yen, $58 million, and Swiss francs, $29 million. In the event the U.S. dollar were to weaken below a rate of 1.18 U.S. dollars to the euro, to the extent the option contracts previously discussed have not expired, they will be exercised and serve to offset the cash outflow that would occur under the euro fair value hedges. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

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

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
6/27/04 – 7/31/04	—	—	n/a	n/a
8/1/04 – 8/28/04	—	—	n/a	n/a
8/29/04 – 9/25/04	—	—	n/a	n/a

Total	—		n/a

(a)	There is no publicly announced plan or program to repurchase Company shares. The Company has in the past accepted and in the future may accept stock in settlement of amounts owed to it under loans made for purchase of the stock as contemplated under its Management Stock Purchase Plan.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

Report dated July 21, 2004, reporting Item 12. “Results of Operations and Financial Condition”. The Registrant issued an earnings release announcing its financial results for the second quarter ended June 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President
and Chief Financial Officer

By:	/s/ Judy B. Curry
Vice President and Controller

Orlando, Florida

November 2, 2004