Form 10-K
period 2004-12-25
TUPPERWARE CORP
filed 2005-03-10
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($19.00) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 25, 2004, the last business day of the registrant’s most recently completed second fiscal quarter: $1,087,019,925.

As of March 7, 2005, 59,374,517 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 2005 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

(a) General Development of Business

Tupperware Corporation (“Registrant” or “Tupperware”), a $1.2 billion multinational company, is one of the world’s leading direct sellers, supplying premium food storage, preparation and serving items to consumers in almost 100 countries through its Tupperware* brand, and premium beauty and skin care products through its BeautiControl* brand in North America, Latin America and Asia Pacific. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, the businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the outstanding shares of common stock of the Registrant. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”).

(b) New York Stock Exchange – Required Disclosures

General. The address of the Registrant’s principal office is 14901 S. Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant’s directors are Catherine A. Bertini, Rita Bornstein, Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Angel R. Martinez, Bob Marbut, Robert J. Murray, David R. Parker, Joyce M. Roché and M. Anne Szostak. Members of the Audit and Corporate Responsibility Committee of the Board of Directors are Dr. Bornstein and Messrs. Cloninger, Grum (Chair), Martinez and Murray. The members of the Compensation and Governance Committee of the Board of Directors are Ms. Bertini, Ms. Roché, Ms. Szostak (Chair), and Messrs. Lee, Marbut and Parker. The members of the Executive Committee of the Board of Directors are Ms. Szostak and Messrs. Goings (Chair), Grum and Lee. The Registrant’s officers and the number of its employees are set forth below in Part I of this Annual Report on Form 10-K. The name and address of the Registrant’s transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant’s shareholders is set forth below in Part II, Item 5 of this Annual Report on Form 10-K. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the SEC in lieu of a separate annual report.

Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and the Registrant’s transfer agent and registrar through the Registrant’s website free of charge (as soon as reasonably practicable after reports are filed with the Securities and Exchange Commission (“SEC”) in the case of periodic reports) by going to www.tupperware.com and searching under Company/Investor Relations/Shareholder Information. Such information, which is provided for convenience but is not incorporated by reference into this filed document, is available in print to any shareholder who requests it in writing from the Corporate Secretary’s Department, Tupperware Corporation, P.O. Box 2353, Orlando, Florida 32802-2353. The chief executive officer of the Registrant has certified to the NYSE that he is not aware of any violation by the Registrant of NYSE corporate governance listing standards. The Registrant’s Chief Executive Officer and Chief Financial Officer have filed with the Securities and Exchange Commission their respective certifications in Exhibits 31.1 and 31.2 of the Annual Report on Form 10-K in response to Section 302 of the Sarbanes-Oxley Act of 2002.

BUSINESS OF TUPPERWARE CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products and BeautiControl cosmetics and personal care products. Each business manufactures and markets a broad line of high quality products.

I. PRINCIPAL PRODUCTS

Tupperware. The core of Tupperware’s product line consists of food storage, serving and preparation products. Tupperware also has an established line of kitchen gadgets, children’s educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates*, FridgeSmart* One Touch* canisters, the Rock ‘N Serve* microwave line, OvenWorks* and silicon baking forms for microwave or oven use, Open House and Elegant serving lines, the Chef Series* knives and cookware, Stuffables* and CheeseSmart* storage containers, plus many specialized products for kitchen and home.

(Words followed by * are registered and unregistered Trademarks of the Registrant.)

Tupperware continues to introduce new designs, colors and decoration in its product lines, to vary its product offerings by season and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2004 included a wide range of products in all four of Tupperware’s geographic areas, covering both core business areas and new categories. Some of the new products and categories are spices and seasonings and its new Flatout*, Heat and Serve and CheeseSmart* containers. New product development and introduction will continue to be an important part of Tupperware’s strategy. Tupperware’s licensing business continues with existing partners such as The Walt Disney Company, Mattel, Warner Bros. and the National Football League.

BeautiControl. BeautiControl manufactures and distributes skin care products, cosmetics, bath and body care, toiletries, fragrances, and related products. New products introduced in 2004 included reformulated and repackaged Skinlogics* basic skin care line and Therma del Sol,* a line of in-home spa quality body treatments. BeautiControl sells its products through independent sales persons called directors and consultants, who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Outside the United States and Canada, BeautiControl products are sold within the Tupperware organization structure.

II. MARKETS

Tupperware. Tupperware’s business is operated on the basis of four geographic markets: Europe (Europe, Africa and the Middle East), Asia Pacific, Latin America and North America. Tupperware products are sold in almost 100 foreign countries and in the United States and it has operations in the majority of such countries. For the past five fiscal years, sales in foreign countries represented, on average, approximately 80 percent of total revenues from the sale of Tupperware products.

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

Tupperware products distributed under the direct selling method are primarily sold directly to distributors or dealers throughout the world. Distributors are granted the right to market Tupperware products using parties and other non-traditional retail methods and to utilize the Tupperware trademark. The vast majority of Tupperware’s distribution system is composed of distributors, managers and dealers (known in North America as consultants) who are independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence. During 2004, Tupperware began the introduction of a new multi-tiered compensation plan in the United States for the benefit of its independent sales force members.

In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware’s strategy is expanding its business by increasing the number of dealers, managers and distributors. Under the Tupperware system, distributors recruit, train, and motivate a large sales force. Managers are developed and promoted by distributors to assist the distributors in recruiting, training and motivating dealers, while continuing to hold their own parties. Over the past several years in Tupperware’s United States business, its distributors have transitioned to operate under a new business model, in which many administrative tasks are performed by Tupperware since sales force orders and payments are made directly to the Company. This allows the distributor to concentrate on recruiting, training and motivating sales forces.

As of December 25, 2004, the Tupperware distribution system had approximately 1,900 distributors, 58,600 managers, and 886,000 dealers worldwide.

Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as “Tupperware parties,” are held in homes, offices, social clubs and other locations. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the independent sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which help increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

In 2004, Tupperware continued the implementation around the world of its integrated direct access strategies to allow consumers to obtain Tupperware products other than by attending a Tupperware party and to enhance its core party plan business. These strategies include retail access points, Internet selling, (which includes the option of personal websites for the North America sales force), and television shopping. In addition, Tupperware enters into business-to-business transactions, in which Tupperware sells products to a partner company, whose products are combined with Tupperware products and sold through the partner’s distribution channel, with a link back to Tupperware’s party plan business to generate additional Tupperware parties.

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

BeautiControl. BeautiControl’s skin care, cosmetics and related products are sold through consultants and directors who are independent contractors, not employees of BeautiControl. As of December 25, 2004, the total sales force count was approximately 85,800.

The BeautiControl sales force reaches customers in group settings and through home demonstrations called Spa ESCAPEs or Image Parties. Introduced in 2003, Spa ESCAPEs provide the rejuvenating and relaxing benefits of a day spa while the customers learn the benefits of BeautiControl products and learn how to affordably duplicate the spa experience in their homes. Additionally, the sales force is encouraged to market the products through personal consultations, product brochures and, in the United States, company-developed and -sponsored personal internet web pages called BeautiPage* in order to utilize multiple selling opportunities.

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

V. EMPLOYEES

The Registrant employs approximately 5,900 people, of whom approximately 1,200 are based in the United States.

VI. RESEARCH AND DEVELOPMENT

The Registrant incurred expenses of approximately $13.0 million, $13.6million and $12.0 million for fiscal years ended 2004, 2003 and 2002, respectively, on research and development activities for new products.

VII. RAW MATERIALS

Tupperware. Products manufactured by Tupperware require plastic resins meeting its specifications. These resins are purchased through various arrangements with a number of large chemical companies located throughout Tupperware’s markets. As a result, Tupperware has not experienced difficulties in obtaining adequate supplies and generally has been successful in obtaining favorable resin prices on a relative basis. Research and development relating to resins used in Tupperware products are performed by both Tupperware and its suppliers.

BeautiControl. Materials used in BeautiControl’s skin care, cosmetic and bath and body care products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by BeautiControl are available from a number of sources. To date, BeautiControl has been able to secure an adequate supply of raw materials and components for its manufacturing, and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

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

BeautiControl. BeautiControl has registered its trademarks and servicemarks in the United States and has registered or is in the process of registering its principal trademarks and servicemarks in many other countries. The Company has a patent on the formulae for its “REGENERATION”* and “REGENERATION”* alpha-hydroxy acid-based products.

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

XI. EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 11, 2005).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience
Edward R. Davis III, age 42	Vice President and Treasurer since May 2004, after serving as Treasurer since May 2002. Prior thereto, he served as Director International Finance since May 1998.

R. Glenn Drake, age 52	Group President, North America, Europe, Africa and the Middle East since January 2002, after serving as President, Tupperware North America since January 2000.

Lillian D. Garcia, age 48	Senior Vice President, Human Resources since December 1999.

V. Jane Garrard, age 42	Vice President, Investor and Media Relations since April 2002. Prior thereto, she was Vice President-Controller of Tupperware’s BeautiControl subsidiary since May 2000. Prior thereto from August 1998 to May 2000, she served as Director of Financial Planning and Treasury for Kitty Hawk, Inc.

E.V. Goings, age 59	Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a Director of Circuit City Stores, Inc., Reynolds American, Inc. and SunTrust Bank of Central Florida, N.A.

Name and Age	Office and Experience
Josef Hajek, age 47	Vice President, Tax since September 2001, after serving as Staff Vice President, Tax from January 1998.

David T. Halversen, age 60	Group President, Latin America , Asia Pacific and BeautiControl since January 2005, after serving as Group President, Latin America and BeautiControl since March 2003. Prior thereto, he served as Senior Vice President, Business Development and Planning since May 2002 and as Senior Vice President, Business Development and Communications since November 1996.

C. Morgan Hare, age 57	Senior Vice President, Global Marketing since May 2003. Prior thereto she served as Vice President and Senior Global Marketing Officer since October 2001, after serving in senior marketing positions with Home Shopping Network since March 1997.

Christa Hart, age 45	Senior Vice President, Strategy and Business Development since August 2004 and Vice President, Strategy and Business Development since July 2003. Prior to such date she served as a consultant from October 2002 to July 2003 with International Business Machines Corporation, after serving as a consultant with PricewaterhouseCoopers LLP.

Timothy A. Kulhanek, age 40	Vice President and Controller since January 2005 after serving as Assistant Controller since 1999.

Anne E. Naylor, age 55	Vice President, Internal Audit since October 1999.

Michael S. Poteshman, age 41	Executive Vice President and Chief Financial Officer since August 2004 and Senior Vice President and Chief Financial Officer since November 2003, after serving as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since May 2002. Prior thereto he served as Vice President, Finance and Investor Relations from May 2001 to May 2002, as Vice President, Investor Relations and Treasurer from August 2000 to May 2001, and prior thereto as Vice President and Controller.

Thomas M. Roehlk, age 54	Senior Vice President, General Counsel and Secretary since December 1995.

Christian E. Skroeder, age 56	Senior Vice President, Worldwide Market Development since April 2001, responsible for emerging markets in Asia Pacific, after serving as Group President, Tupperware Europe, Africa and the Middle East since April 1998.

José R. Timmerman, age 56	Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 44	Vice President and Chief Technology Officer since August 2002. Prior thereto, he was Vice President of Information Technology, Worldwide from June 2001. From 1996 to 2001 he was Director, Information Technology for Tupperware North America.

Item 2. Properties

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains Tupperware manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, the Philippines, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in China, India, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

In addition to the above-described improved properties, the Registrant owns approximately 450 acres of unimproved real estate surrounding its corporate headquarters in Orlando, Florida, which have been prepared for a variety of development purposes. The Registrant began selling this property in 2002, and this project is expected to continue through 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant has not sold any securities in 2002 through 2004 which were not registered under the Securities Act of 1933. As of March 1, 2005, the Registrant had 61,933 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 15 to the consolidated financial statements, entitled “Quarterly Financial Summary (Unaudited),” and the rights agreements information set forth in Note 16 to the consolidated financial statements, entitled “Rights Agreement” is included in Item 8 of Part II of this Report.

The following information relates to the repurchase of the Registrant’s equity securities by the Registrant during any month within the fourth quarter of the Registrant’s fiscal year covered by this Report:

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plan or Programs (a)
9/26/04-10/30/04	0	n/a	n/a	n/a
10/31/04-11/27/04	0	n/a	n/a	n/a
11/28/04-12/25/04	0	n/a	n/a	n/a

Total	0	n/a	n/a	n/a

(a)	There is no publicly announced plan or program to repurchase Company shares. The Company has in the past accepted and in the future may accept stock in settlement of amounts owed to it under loans made for purchase of the stock as contemplated under its Management Stock Purchase Plan or in satisfaction of Federal tax withholding upon the lapse of restrictions on restricted stock awards.

Item 6. Selected Financial Data

The following table contains the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company’s audited consolidated financial statements which, for data presented for fiscal years 2004, 2003 and 2002, are included as Item 8 of this Report. This data should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this Report.

(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000
Operating results
Net sales (a):
Europe	$597.0	$546.0	$426.7	$406.0	$430.0
Asia Pacific	208.6	222.5	211.8	215.7	244.7
Latin America (b)	105.5	102.6	130.9	182.6	176.2
North America (b), (c)	195.0	230.2	277.9	264.7	228.5
BeautiControl North America (b), (d)	118.2	92.7	75.4	65.3	12.5

Total net sales	$1,224.3	$1,194.0	$1,122.7	$1,134.3	$1,091.9

Segment profit (loss):
Europe (e)	$133.4	$110.0	$88.3	$74.8	$94.1
Asia Pacific (e)	20.8	17.6	35.7	28.5	44.8
Latin America (b), (e)	10.4	3.1	6.2	15.4	7.0
North America (b)	(31.0)	(22.4)	30.4	32.9	16.6
BeautiControl North America (b), (d)	8.0	5.1	5.9	0.5	0.1

Total segment profit	141.6	113.4	166.5	152.1	162.6

Unallocated expenses (e), (f)	(32.7)	(40.5)	(20.9)	(23.4)	(27.9)
Other income (e), (f), (g)	13.1	4.3	14.4	—	—
Re-engineering and impairment charges (e)	(7.0)	(6.8)	(20.8)	(24.8)	(12.5)
Interest expense, net	(13.0)	(13.8)	(21.8)	(21.7)	(21.1)

Income before income taxes	102.0	56.6	117.4	82.2	101.1
Provision for income taxes	15.1	8.7	27.3	20.7	26.2

Net income	$86.9	$47.9	$90.1	$61.5	$74.9

Earnings per common share
Basic	$1.49	$0.82	$1.55	$1.06	$1.30

Diluted	$1.48	$0.82	$1.54	$1.04	$1.29

(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000
Profitability ratios
Segment profit as a percent of sales: (a)
Europe (e)	22.3%	20.1%	20.7%	18.4%	21.9%
Asia Pacific (e)	10.0	7.9	16.9	13.2	18.3
Latin America (b), (e)	9.9	3.1	4.7	8.4	4.0
North America (b), (c)	nm	nm	10.9	12.4	7.3
BeautiControl North America (b), (d)	6.7	5.5	7.8	0.8	0.8

Return on average equity (h)	34.6	24.1	61.0	50.2	52.6
Return on average invested capital (h)	17.3	10.9	19.4	14.1	17.8

Financial Condition
Cash and cash equivalents	$90.9	$45.0	$32.6	$18.4	$32.6
Working capital (a)	173.9	121.0	77.1	13.8	96.6
Property, plant and equipment, net	216.0	221.4	228.9	228.5	233.1
Total assets (a)	983.2	915.9	838.7	852.6	856.5
Short-term borrowings and current portion of long-term debt	2.6	5.6	21.2	91.6	26.9
Long-term debt	246.5	263.5	265.1	276.1	358.1
Shareholders’ equity	290.9	228.2	177.5	126.6	123.9
Current ratio	1.60	1.42	1.27	1.04	1.35
Long-term debt-to-equity	84.7%	115.5%	149.4%	218.1%	289.0%
Total debt-to-capital (i)	46.1%	54.1%	61.7%	74.4%	75.6%
Net debt-to-capital (j)	35.2%	49.5%	58.8%	73.4%	74.0%

Other Data
Net cash provided by operating activities	$121.4	$105.6	$128.2	$108.8	$86.1
Net cash (used in) provided by investing activities	(27.0)	(30.6)	14.4	(54.8)	(102.6)
Net cash (used in) provided by financing activities	(50.1)	(64.7)	(132.1)	(66.9)	26.4
Capital expenditures	43.6	40.0	46.9	54.8	46.3
Depreciation and amortization	50.8	52.6	48.8	49.9	52.1

Common Stock Data
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88
Dividend payout ratio (k)	59.5%	107.3%	57.1%	84.6%	68.2%
Average common shares outstanding (thousands):
Basic	58,432	58,382	58,242	57,957	57,692
Diluted	58,848	58,440	58,716	58,884	57,974

Year-end book value per share (l)	$4.96	$3.90	$3.04	$2.18	$2.14
Year-end price/earnings ratio (m)	13.7	20.6	9.8	18.7	15.8
Year-end market/book ratio (n)	4.1	4.3	4.9	8.9	9.5
Year-end shareholders (thousands)	8.9	9.4	10.1	11.7	12.7

a.	Certain prior year amounts have been reclassified to conform with current year presentation.
b.	As a result of a change in management reporting structures, effective with the beginning of the 2002 fiscal year, the Company has reported the United States and Canada as the Tupperware North America business segment and BeautiControl operations outside North America have been included in their respective geographic segments. Prior period amounts have been restated to reflect this change.
c.	Beginning in 2001 and concluding in 2003, the United States Tupperware business transitioned to a new business model. Under this model, sales are made directly to the sales force with distributors compensated through commission payments. This model results in a higher company sales price that includes the margin previously realized by the distributors and has no material impact on profit. The impact of this change on the comparison with prior year sales was approximately $27.0 million, $16.2 million, and $4.5 million in 2003, 2002 and 2001, respectively. There was no material impact on the 2004 comparison.
d.	In October 2000, the Company purchased all of the outstanding shares of BeautiControl, Inc. (BeautiControl), and its results of operations have been included since the date of acquisition. In 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill. Goodwill amortization in the BeautiControl segment was $1.4 million and $0.2 million in 2001 and 2000, respectively.
e.	The re-engineering and impairment charges line provides for severance and other exit costs. In addition, unallocated expenses included $0.1 million, $3.2 million and $7.9 million for internal and external consulting costs incurred in connection with the program in 2002, 2001 and 2000, respectively. In 2002, $1.6 million was recorded as a reduction of Europe segment profit related to the write-down of inventory and reserves for receivables as a result of restructuring the business model of the Company’s United Kingdom operations. Also, 2002 Asia Pacific segment profit was reduced by $2.7 million primarily related to costs associated with the closure of one of the Company’s Japanese manufacturing/distribution facilities. In addition, in 2002, $0.1 million was recorded as a reduction of Latin America segment profit primarily as a result of reserves for receivables as a result of a restructure of BeautiControl operations in Mexico. As part of re-engineering actions, in 2002, the Company sold its former Spanish manufacturing facility, its Convention Center complex in Orlando, Florida and one of its Japanese manufacturing/distribution facilities generating pretax gains of $21.9 million, $4.4 million and $13.1 million, respectively. The Spanish and Japanese gains were included in the Europe and Asia Pacific segments, respectively, and the Convention Center gain was recorded in other income in the table above. In 2001, $7.7 million was recorded as a reduction to Latin America segment profit primarily related to the write-down of inventory and reserves for receivables as a result of the restructuring of Brazilian sales and manufacturing operations. In 2000, $6.3 million was recorded as a reduction to Latin America segment profit related to the write-down of inventory and reserves for receivables related to changes in distributor operations. Total after-tax impact of these costs (gains) was $4.3 million, $3.1 million, $(8.5) million, $32.5 million and $24.2 million in 2004, 2003, 2002, 2001 and 2000, respectively. See Note 2 to the consolidated financial statements.

f.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2004, 2003 and 2002, pretax gains from these sales were $11.6 million, $3.7 million and $10.0 (which exclude the convention center gain noted above), respectively, and were recorded in other income in the table above. Certain members of management, including executive officers, received incentive compensation totaling $0.3 million, $0.2 million and $1.3 million in 2004, 2003 and 2002, respectively, based upon completion of performance goals related to real estate development. These costs were recorded in unallocated expenses.
g.	During 2004, the Company recorded a pretax gain of $1.5 million as a result of an insurance recovery from hurricane damage suffered at its headquarters location in Orlando, Florida. This gain is included in other income in the table above.
h.	Returns on average equity and invested capital are calculated by dividing net income by the average monthly balance of shareholders’ equity and invested capital, respectively. Invested capital equals shareholders’ equity plus debt.
i.	Capital is defined as total debt plus shareholders’ equity.
j.	Capital is defined as total debt less cash and cash equivalents on hand plus shareholders’ equity.
k.	The dividend payout ratio is dividends declared per share divided by diluted earnings per share.
l.	Year-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.
m.	Year-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by the full year diluted earnings per share.
n.	Year-end market/book ratio is calculated as the year-end market price of the Company’s common stock divided by the year-end book value per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for 2004 compared with 2003 and 2003 compared with 2002, and changes in financial condition during 2004. The Company’s fiscal year ends on the last Saturday of December and will include 53 weeks during 2005. This information should be read in conjunction with the consolidated financial information included as Item 8 of this Report.

The Company’s primary means of distributing its product is through independent sales organizations and individuals, which are also its customers. The majority of the Company’s products are in turn sold to end customers who are not members of the Company’s sales forces. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Overview

Overall, the Company had a good year in 2004 with net income and cash flow up significantly. Reported sales in U.S. dollars were up slightly but down slightly in local currencies. The year was really a mix of the positive and the negative on the sales front. Significant declines in both the United States and Japan as well as flat sales in Germany were balanced by continued strength in the Company’s emerging markets as well as improvement in many of the Company’s smaller established markets. In particular, both Russia and China continued to grow quickly. In addition, BeautiControl North America had an outstanding year showing significant sales growth on the strength of a substantially larger total and active sales force. With the nearly flat sales in Germany, combined with a planned reduction in business-to-business sales of nearly $10 million, Europe did well to maintain a flat sales level. The segment continued to battle a challenging consumer spending environment in most of the established markets. Asia Pacific struggled with continued difficulties in Japan and to a lesser extent, Indonesia, during the year. Indonesia has been addressing reductions in its sales force and their activity and now must contend with the aftereffects of the tsunami at the end of 2004. The Company continues to gather data to determine the impact of this tragedy on its business not only in Indonesia but throughout the region. While the impact is difficult to foresee, the Company does not currently believe that it will have material impact on the Asia Pacific segment. Japan is in the midst of a business transformation from what had become a wholesale buyers club for high priced third party sourced product to a party plan business promoting an earnings opportunity and core Tupperware product line. These challenges overshadowed the success showed in most of the other major markets with the Philippines making good progress and Korea continuing to move forward. Beauty sales continue to be a developing opportunity with continued progress in Malaysia/Singapore and beauty products will be launched in the Philippines in the latter part of 2005. Latin America also had a nice year with strong local currency sales growth as Mexico rebounded from early difficulties to show a slight sales increase and both Venezuela and Brazil made significant progress in improving pricing and cost structures. The sale of beauty products continued in Mexico and is being launched in Venezuela. Product registration is in process in Brazil in anticipation of launch there as well, although the timing is not yet determinable. The faster expansion of beauty in Latin America is a major focus for the Company and it is prepared to make strategic investments, in the form of higher operating costs, as necessary to further this objective. North America reflected weakness in the United States business which is still battling unfavorable sales force statistics. The market has been involved in a transformation involving refreshing its party format and the roll out of a new multi-tiered compensation plan that will provide everyone within the sales force the opportunity to reach the top level of the organization without significant monetary investment. Similar models have been used successfully within the Company and the United States direct selling industry. While the changes are progressing on schedule, the full benefit is not expected in 2005 and North American sales are not expected to grow during the year.

For the year, net income was up significantly on the strength of local currency improvement in four of the Company’s five segments as well as a generally weaker U.S. dollar. There was also a significant reduction in foreign exchange losses due to the Company’s 2003 decision to halt a program to hedge certain cash flows and higher gains on property dispositions primarily related to an ongoing program to market land for development near the Company’s headquarters offices in Orlando, Florida. Additionally, the net favorable resolution of domestic and international income tax contingencies/settlements resulted in a favorable effective tax rate during 2004 which was slightly lower than that of 2003. A more normalized rate of approximately 22 percent is foreseen for 2005. Cost rationalization activities continued in 2004 and resulted in a charge for re-engineering and impairment costs of $7 million for severance and write offs related to closed or restructured facilities. In addition, a significant restructure of the Company’s Hemingway, South Carolina manufacturing facility was announced in January 2005. Other manufacturing and cost rationalization efforts will continue under the Company’s strategy of reducing its dependence on internally produced product and relying more on outsourced product. The Company also expects to make strategic investments to increase focus on the sales force earnings opportunity, to accelerate its expansion of beauty in Latin America and Asia Pacific and in public relations to highlight its improved product line, party format and business opportunity.

A focus on balance sheet management continued during 2004 and resulted in solid cash flow. This result, combined with the strong net income, led to a net debt-to-capital ratio of 35 percent at the end of 2004 as compared with about 50 percent at the end of 2003. The Company remains confident in its ability to continue to finance ongoing operations, including making strategic investments in operating costs necessary to secure the long-term success of the Company, an expected increase in capital spending and its dividend program, through available financing sources.

Consolidated Results of Operations

Net Sales and Net Income. Net sales increased slightly in 2004 due to a weaker U.S. dollar, primarily versus the euro. Excluding this $56.4 million favorable impact, net sales declined slightly. In local currency, Europe was about flat with 2003 while Latin America posted a strong increase and BeautiControl North America was up substantially. Offsetting these improvements were large declines in both North America and Asia Pacific. Partially responsible for the decline in Asia Pacific was the impact of a recall related to third-party sourced product during 2004 that resulted in a $6.2 million reduction of net sales. There was no negative impact to profitability as the vendor has agreed to reimburse the Company for lost profits and related costs. Specific commentary regarding the segments is included in the regional results section of MD&A.

Net sales in 2003 increased modestly including an $87.1 million favorable impact resulting from the weaker U.S. dollar, primarily versus the euro. Excluding this impact, net sales for the year were down slightly. In local currency, Europe had a strong increase and BeautiControl North America showed significant growth. Offsetting these improvements, Asia Pacific was down slightly while Latin America had a larger decline and North America declined significantly. Also impacting 2003’s sales levels was the completion of the implementation of a modification in the distributor model in the United States. Under this model, sales are made directly to the sales force with distributors compensated through commission payments. This model results in a higher company sales price that includes the margin previously realized by the distributors. This change had no significant impact on profit but also benefited the Company as it includes payment with order in most cases and results in reduced receivables. At the end of 2002, approximately 70 percent of United States distributors had been converted. Excluding the approximately $27 million impact of this new model and the impact of foreign currency, total company net sales for 2003 declined 4 percent from 2002.

In 2004, net income increased significantly. The higher net income was as a result of significant improvement in all of the Company’s reporting segments with the exception of North America which incurred a larger loss than in 2003. A portion of the improvement in the segments was due to a weaker U.S. dollar, primarily versus the euro. In local currency, BeautiControl North America had a significant increase and Latin America was up sharply. Europe and Asia Pacific both had strong increases in local currency profit. Also contributing to the improved net income were lower total unallocated costs as well as higher gains resulting from the disposition of property. A lower effective tax rate, discussed in the tax rate section, further contributed to the improved net income. Included in these net improvements was the offsetting impact of higher expenses for stock-based compensation. As discussed in the new pronouncements section, the Company prospectively adopted the fair-value-method of accounting for stock options in 2003. While this change had a minimal impact on 2003 results due to the timing of grants which were largely awarded late in the year, it resulted in a pretax expense of approximately $3 million in 2004 that was recorded in the applicable segment or unallocated as it related to corporate participants. As also discussed in the new pronouncements section, the Company will adopt SFAS 123(R) in the third quarter of 2005 which will require the Company to record compensation expense for all unvested options that were issued prior to the Company’s adoption of fair-value accounting. These options were not previously considered under the Company’s decision to adopt fair-value accounting prospectively. This change is expected to result in an incremental cost of approximately $0.8 million in 2005 and $1 million in each of 2006 and 2007 if the options vest over the longest possible time frame, or the same total amount more quickly if they vest sooner based on stock price appreciation as provided in the awards.

The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures and are not adjusted. The unallocated expenses declined during 2004 as compared with 2003 due to the absence of significant foreign exchange losses incurred in 2003 related to a program to hedge certain foreign cash flows during the year as discussed below. This decline was partially offset by increases in professional service fees related to the Company’s compliance with the Sarbanes-Oxley Act and increased incentive accruals from the Company’s improved performance.

In 2002, the Company began a program to hedge, for the following twelve months, certain foreign cash flows related to the euro, Japanese yen, Korean won and Mexican peso. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of a significant decline in Mexican income and the higher relative cost of the Mexican peso portion forward contracts. As a result, it recognized a $1.2 million pretax gain that had been deferred pending the completion of the related transactions. Additionally, as the cost of the program increased, the Company determined that those costs exceeded the benefits and no new contracts for the other currencies were entered with maturities subsequent to December 27, 2003. In this program, the Company utilized forward contracts coupled with high-grade U.S. dollar denominated securities. The program hedged foreign cash flows but also had the effect of largely mitigating the foreign exchange impact on the net income comparison between 2003 and 2002. During 2003, the Company incurred net foreign exchange losses of $15.8 million compared with net losses of $5.0 million in 2002 which were included in unallocated expenses in both periods.

During 2004, the Company continued its program to sell land for development near its Orlando, Florida headquarters which began in 2002. Pretax gains totaling $11.6 million ($7.1 million after tax) were recognized as a result of transactions completed during 2004. This amount compared with pretax gains of $3.7 million ($2.2 million after tax) during 2003. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in other periods. In 2004, the Company also recognized a $1.5 million gain related to the partial settlement of an insurance claim related to hurricane damage incurred at the Company’s headquarters. Based upon transactions currently in various stages of negotiation and closure, gains on sales of property for development of approximately $8 million are expected during 2005. Included in 2004 net income were pretax charges of $7.0 million for re-engineering and impairment compared with $6.8 million in 2003 ($4.3 million and $3.1 million after tax, respectively). These charges are discussed in the re-engineering costs (gains) section following.

In 2003, net income declined significantly. This decline came from lower results in all segments except Europe as well as a significant increase in unallocated expenses and a significant reduction in gains on disposal of assets. These items were partially offset by significant declines in re-engineering and impairment charges and net interest expense. Business segment results are discussed in the regional results section. The increase in unallocated expenses from $20.9 million in 2002 to $40.5 million in 2003 was due to a significant increase in foreign exchange losses from the Company’s program to hedge certain foreign cash flows. Unallocated expenses also increased in 2003 due to an increase in costs related to worldwide research and product development costs previously included in the reporting segments, executive retirement compensation and a discretionary annual incentive award. Gains on disposal of assets declined primarily due to the absence of gains recognized in 2002 on the sales of facilities closed as part of re-engineering activities. Refer to re-engineering costs (gains) section for further details.

Included in 2003 results were $3.7 million of pretax gains ($2.2 million after tax) on sales of property held for development near the Company’s Orlando, Florida headquarters. Also included in 2003 results were re-engineering and impairments charges totaling $6.8 million pretax ($3.1 million after tax) related to re-engineering actions taken primarily in the United States, Brazil and Argentina. Specifics of these costs as well as the $20.8 million pretax costs incurred in 2002 are discussed in the re-engineering section following. In comparison, the 2002 results included $14.1 million ($8.5 million after tax) of net gains from re-engineering actions made up of gains recognized on the sale of facilities closed as part of prior actions less costs incurred to design and implement the actions. Also included in 2002 results were pretax gains of $10.0 million for sales of Orlando property held for development. These gains exclude a $4.4 million gain on the sale of the Company’s Convention Center complex and $1.3 million of internal costs for management incentives directly related to the sales program (net after-tax gains of $5.4 million).

International operations accounted for 76, 74 and 70 percent of the Company’s sales in 2004, 2003 and 2002, respectively. They also accounted for all of the Company’s net segment profit in 2004 and 2003 and 79 percent of its segment profit in 2002.

Gross Margin. Gross margin as a percentage of sales increased to 65.3 percent in 2004 compared with 64.6 percent in 2003. The 2003 margin percent was down from 66.3 percent in 2002. The impact of the change in the U.S. business model discussed above increased gross margin by about 1.6 percentage points in 2003 and 0.6 percentage points in 2002. The higher gross margin percentage in 2004 was due to improvements in Europe, Asia Pacific and BeautiControl. Latin America was about flat and North America had a modest decline. On an overall basis in 2004, the increase was largely the result of better pricing and mix as well as reduced manufacturing costs which offset the impact of lower volume in North America. The impact of the recall noted above also had a nominal impact on the margin rate as it reduced net sales without impacting the total gross margin dollar amount. Specific segment commentary is included in the regional results section of MD&A.

The decline in 2003 compared with 2002 was due to slight reductions in Europe, Asia Pacific and Latin America; a large decline after considering the impact of the new business model in North America; and a large reduction in Latin America. Refer to the regional results section for discussion of the individual segments’ margin performance. On an overall basis, the reduction was largely related to unfavorable volume and its impact on manufacturing capacity utilization, inventory usage and product discounting requirements. The discounting impact was predominantly in the United States.

Costs and Expenses. Delivery, sales and administrative expense as a percentage of sales was 56.3, 57.1 and 56.0 percent, in 2004, 2003 and 2002, respectively. In 2004, the decline was due to lower distribution expenses as a result of cost reduction efforts, more effective promotional programs and a reduced provision for uncollectible accounts. These impacts were partially offset by the increase in unallocated expenses, excluding the foreign exchange charges which are included in other expense, as discussed above. In 2003, the increase was primarily due to higher commission expense of about $20 million related to the business model change in the United States and increased sales in BeautiControl North America. Also contributing to the increase were higher domestic pension and retiree medical expenses and the favorable resolution of a pre-acquisition contingency in BeautiControl North America in 2002. Partially offsetting these increases was reduced promotional spending in 2003, as 2002 included promotional investments made in Europe, Japan, Korea and Mexico in an effort to maintain sales force activity. While the European investments largely stabilized in 2002, the others continued into 2003, although at a reduced level.

Re-engineering Costs (Gains). As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible cost structure, it periodically implements various actions designed to reduce costs and to improve operating efficiency. These actions may result in re-engineering costs related to facility downsizing and closure as well as related asset write downs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains upon disposal of closed facilities. Over the past three years, the Company has incurred such costs (gains) as detailed below that were included in the following income statement captions (in millions):

	2004	2003	2002
Re-engineering and impairment charges	$7.0	$6.8	$20.8
Cost of products sold	—	—	1.1
Delivery, sales and administrative expense	—	0.1	3.4
Gains on disposal of assets	—	—	(39.4)

Total pretax re-engineering costs (gains)	$7.0	$6.9	$(14.1)

Total after-tax re-engineering costs (gains)	$4.3	$3.1	$(8.5)

In 2004, the re-engineering and impairment charges included severance costs of approximately $3.3 million primarily related to headcount reductions in the United States, Japan and the Philippines. The Philippines action also resulted in an asset impairment charge of approximately $0.7 million. Also included in 2004 charges was a pretax $3.2 million write off of currency translation adjustments related to the Company’s decision to liquidate a foreign subsidiary during the year which was previously classified in other comprehensive income. In December 2004, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. The Company determined that the best way to balance the requirements of cost effectiveness and utilization of worldwide manufacturing capacity was for the Hemingway facility to be a center of excellence for high tech production and distribution. This decision resulted in an asset impairment charge of approximately $0.4 million in the fourth quarter of 2004. Partially offsetting these charges was the reversal of approximately $0.8 million of prior accruals primarily due to lower than estimated severance costs in Europe as all activities were concluded. In January 2005, the Company announced its plans related to the Hemingway facility which will result in the elimination of approximately 250 positions and pretax severance and outplacement costs of approximately $6.8 million that are expected to be recorded in the first quarter of 2005. In addition to these costs, the Company expects to incur approximately $2.4 million of pretax costs to relocate equipment to other facilities. Finally, the Company expects to realize a reduction of its reserve for United States produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory is sold. In 2005, this reduction is expected to be in the high single digit millions of dollars and begin being realized in the second quarter of 2005.

In 2003, the re-engineering and impairment charges included net severance costs of approximately $2.0 million primarily related to downsizing North American and Brazilian operations and to a lesser degree, the Mexican and Corporate Headquarters staffs. In addition, it incurred impairment charges of approximately $4.8 million primarily related to a write-down of the Company’s former Halls, Tennessee manufacturing facility as well a write-down of its net investment in Argentina as a result of a decision to liquidate its legal entity and operate under a strictly importer model. The delivery, sales and administrative expense related to a charge for bad debts related to an adjustment to the Brazilian business model in connection with the downsizing.

Included in 2002 costs were re-engineering and impairment charges of $20.8 million that provided for severance and other exit costs related to the decision to consolidate European operations related to finance, marketing and information technology and the establishment of regional areas. Also included were severance and impairment charges related to the downsizing of European, Latin American and Japanese manufacturing operations as well as the downsizing of marketing operations in Mexico, Japan, the United Kingdom and BeautiControl. Included in operating expenses was $0.1 million incurred for internal and external consulting costs to design and execute the re-engineering actions as well as $3.4 million other operating expenses related to the write-down of inventory and reserves for receivables as a result of marketing office restructuring. As part of the program, the Company sold its Spanish manufacturing facility, its Convention Center complex in Orlando, Florida and one of its manufacturing/distribution facilities in Japan and recognized pretax gains totaling $39.4 million.

For further details of the re-engineering actions, refer to Note 2 to the consolidated financial statements.

Tax Rate. The effective tax rates for 2004, 2003 and 2002, were 14.8, 15.3 and 23.3 percent, respectively. The rates reflected the impact of re-engineering actions and gains on property dispositions including the hurricane gain discussed earlier as well as the net favorable resolution of domestic and international tax audit contingencies in 2004. In addition, the 2003 rate reflected a significant tax benefit related to the liquidation of the Company’s Argentine legal entity. Excluding the impact of re-engineering and impairment costs, portions of which did not result in a tax benefit, and gains on property disposition which reflected a tax expense at a higher domestic tax rate, the effective tax rates were 13.1, 18.5 and 19.5 percent in 2004, 2003 and 2002, respectively. The decrease in 2004 from 2003, excluding the impact of re-engineering and impairment charges and gains on property disposition, was primarily due to the favorable contingency resolution mentioned above. Also contributing to the decline was a more favorable mix of income toward lower tax jurisdictions as well as the establishment of deferred tax assets related to the expected future utilization of foreign income tax credits in the United States. The Company has recognized these deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them and has concluded that it is more likely than not that the benefits would ultimately be realized and as such, no valuation allowance was necessary. This assessment was based upon expectations of improving domestic operating results as well as anticipated gains related to the Company’s sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. Refer to the critical accounting policies section for additional discussion of the Company’s methodology for evaluating deferred tax assets. The decrease from 2002 to 2003, excluding the impact of re-engineering and impairment charges and gains on property disposition was largely due to the impact of a more favorable mix of income as discussed above. A tax rate of approximately 22 percent is expected for 2005 based upon anticipated improvement in domestic operating results and the absence of the benefit from tax contingency resolution.

Net Interest. The Company incurred $13.0 million of net interest expense in 2004 compared with $13.8 million in 2003 and $21.8 million in 2002. The decline in 2004 reflects the Company’s entrance into two interest rate swap agreements discussed below and the lower resulting interest rates during 2004. Also contributing to the decline were lower debt levels during the year. Offsetting the impacts of these items was the absence of a 2003 adjustment related to prior hedging activity. The decline in 2003 was due to lower debt levels, the decision to discontinue the Company’s foreign income hedging program as discussed in the net income section and net gains on a Japanese yen interest rate swap. Also contributing to the decline was the 2003 adjustment related to prior hedging activity and the benefit of lower short-term interest rates. As of the end of 2004, the Company carried about 46 percent of its debt in floating interest rates based upon the terms and the utilization of swap agreements.

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

Reflecting current interest rates and projected borrowings, the Company anticipates that 2005 net interest expense will be approximately $13 to $14 million.

Regional Results 2004 vs. 2003

			Increase (decrease)		(a) Restated increase (decrease)	Positive (negative) foreign exchange impact	Percent of total
(Dollars in millions)	2004	2003	Dollar	Percent			2004	2003
Sales (b)
Europe	$597.0	$546.0	$51.0	9%	—%	$49.0	49%	46%
Asia Pacific	208.6	222.5	(13.9)	(6)	(11)	10.9	17	18
Latin America	105.5	102.6	2.9	3	8	(4.5)	8	9
North America	195.0	230.2	(35.2)	(15)	(16)	1.0	16	19
BeautiControl N.A.	118.2	92.7	25.5	27	27	—	10	8

	$1,224.3	$1,194.0	$30.3	3%	(2)%	$56.4	100%	100%

Segment profit (loss)
Europe	$133.4	$110.0	$23.4	21%	12%	$9.6	94%	97%
Asia Pacific	20.8	17.6	3.2	19	11	1.2	15	16
Latin America (c)	10.4	3.1	7.3	+	+	(0.7)	7	3
North America	(31.0)	(22.4)	(8.6)	(39)	(39)	—	nm	nm
BeautiControl N.A.	8.0	5.1	2.9	55	56	—	6	5

	$141.6	$113.4	$28.2	25%	14%	$10.1	nm	nm

a.	2004 actual compared with 2003 translated at 2004 exchange rates.
b.	Certain prior year amounts have been reclassified to conform with current year presentation.
c.	Includes $0.1 million in 2003 of costs primarily for the write-down of inventory and reserves for receivables related to changes in distribution models in certain countries.
+	Increase greater than 100 percent.
nm	Not meaningful.

Europe

The strong increase in European sales was due to the stronger euro during 2004. Excluding this impact, sales were about flat with 2003. This result reflected the impact of several markets doing very well whose impact was offset by others that did not perform as well. The best result of the year was in Russia, the segment’s leading emerging market, which had a significant sales increase on the heels of the continued growth of the sales force as the market continued to expand. In addition, another emerging market, Turkey, had a substantial increase in sales during the year. Both markets benefited from larger total and active sales forces. Also, Russia experienced a nearly 50 percent growth in its distributor count. Poland, the segment’s other key emerging market showed a modest sales increase for the year. Combined, the emerging markets grew nearly 60 percent during the year. Also contributing sales increases were South Africa, which was up significantly, and the Nordics which had a strong increase for the year. South Africa benefited from significantly larger total and active sales forces and the Nordics had a strong increase in its total sales force which resulted in a slightly higher active sales force. The Nordics also benefited from a significant business-to-business transaction. Overall, however, business-to-business sales were down nearly $10 million during the year, at consistent exchange rates, as the volume of transactions was intentionally reduced during 2004. The Company only pursues business-to-business relationships that benefit its core party plan business. Additionally, the timing of these transactions is based upon reaching agreements with business partners and their product needs. Consequently, activity in one period may not be indicative of future periods. The segment’s largest market, Germany, finished the year about flat with 2003. While it struggled at times, particularly in the middle part of the year, the market was able to counter continuing difficult economic conditions and low consumer spending as the year closed. For 2004, total sales in this market were $252.6 million as compared with $255.0 million in 2003, translated at 2004 exchange rates. Offsetting the favorable results noted above, Austria had a large decline for the year, due primarily to the absence of a significant business-to-business transaction that occurred in 2003. France recorded a modest decline due to lower sales force productivity. Overall for the segment, better pricing and an improved product mix offset the impact of lower sales volume. The segment was able to maintain a strong advantage in total and active sales force to carry into 2005.

Despite the flat local currency sales, the segment had a good increase in profit even after excluding the benefit of the stronger euro. This improvement was led by sales related increases in South Africa, Russia and the Nordics. It further benefited from lower manufacturing costs and lower provisions for uncollectible receivables. Additionally, continuing cost control activities benefited most of the markets and helped Germany post a slight increase in profit. As is the case for sales, the German market accounts for a substantial portion of the segment’s profit. The segment’s gross margin was up slightly during the year on the strength of the improved performance in manufacturing noted above.

The Company continued to expand its integrated direct access (IDA) channel activity that began in 2001. The IDA channels are a convergence of the core party plan business with retail access points, Internet sales and television shopping. These channels benefit the core party direct selling business through the generation of party and recruiting leads as well as allowing the Company to attract consumers who may not be reached through the traditional party plan. Although the number of European retail access point locations was down in the fourth quarter from 350 last year, the average number of sites open during the year was about flat with 2003. There is no Internet selling by the Company in this segment and television shopping has been limited to tests.

For 2005, overall sales growth is expected although Germany is expected to again operate near flat. Some incremental promotional and strategic investment costs are foreseen for Europe in 2005, but even with the increase in operating costs, a return on sales in excess of 20 percent is expected.

Asia Pacific

Net sales for the year declined modestly as the combination of a significant increase in the Philippines along with continued sharp growth in China were insufficient to counter the impact of substantial declines in Japan and Indonesia. After excluding the favorable impact of stronger currencies versus the U.S. dollar, particularly the Australian dollar and Japanese yen, 2004 sales had a large decline compared with 2003. In addition to the Philippines and China, Malaysia/Singapore increased modestly and Australia had a slight sales increase. Strong recruiting propelled the Philippines and resulted in a good increase in the total sales force size and a substantial increase in the active sales force. China continued to expand its number of outlets and increased focus on outlet productivity has also been successful. In China, direct selling is prohibited by law, so the Company reaches consumers through independent store fronts. There were over 1,400 storefronts at the end of 2004. The improvement in Malaysia/Singapore was largely the result of increases in the first half of the year as the absence of a business-to-business transaction that was completed in 2003 as well as lower recruiting hurt results in the second half of the year. Countering these impacts in Malaysia/Singapore was the continued growth of beauty sales during 2004 which doubled its contribution as compared with 2003. Australia finished 2004 with a flat total sales force and a modest decline in the active sales force but was able to end the year on a high note with a strong sales increase and a slightly improved active sales force in the fourth quarter. Even before the devastating tsunami that hit Indonesia, the market had experienced some sales force and related sales declines. The Company is not currently able to fully evaluate the longer term implications of the tsunami on Indonesia and the rest of the segment but they are not currently expected to be material. While remaining the largest market in the segment, Japan is undergoing a significant transformation. The Company has made a decision to transition that market from a wholesale buyer’s method offering a large proportion of high-price, third-party-sourced products back to a party plan business promoting an earnings opportunity with a core Tupperware product line. As a result, the market experienced a significant sales decline for the year. This decline was compounded by the negative $6.2 million impact of the product recall discussed earlier in the net sales section. This market transition is expected to take time but ultimately result in a more productive business.

Despite the sales decline, the segment had a substantial increase in profit. Though partially buoyed by a stronger Australian dollar, even in local currency terms, the segment finished the year with a strong increase in profitability. The increase was led by China’s sales growth as well as cost containment efforts, particularly in the Philippines, Korea and Australia. Improved cost performance in manufacturing, primarily from lower mold costs, also contributed to the increase. The product recall in Japan mentioned earlier had no negative impact on profitability as the vendor has agreed to reimburse the Company for lost profit and related costs of the recall. Overall, the segment had a modest increase in its gross margin rate after considering the impact of the product recall which had the effect of increasing the margin rate slightly as it reduced sales but did not impact the gross margin dollar amount. This improvement was due to higher volume that offset the impact of unfavorable pricing, largely due to the transition of the Japanese market noted above which results in the sale of a lower priced product line as well as lower sales force statistics during the transition.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of continued delays in anticipated government business regulations, the Company has been unable to renew its license under its ownership structure and has been operating without a license. The Company has been in contact with the appropriate Indonesian government officials as well as other members of the direct selling industry similarly impacted to attempt to resolve the situation. The Company has now formed a new legal structure and is in the process of applying for a license. It expects to be granted a license shortly and begin selling under it. However, until any resolution is final, it is possible that the government could order the Company to cease operations in Indonesia which could materially impact the segment’s sales and segment profit. However, the availability of the new structure largely mitigates the risk of material negative impact. This situation is not related to the Indonesian declines discussed above.

A slight decline in the return on sales is expected for Asia Pacific in 2005, mainly as a result of planned operating cost investments to build infrastructure to enable faster growth of the beauty business in the region.

Latin America

Latin America had a slight increase in sales for the year that was hampered by a stronger U.S. dollar, primarily as it compared with the Mexican peso and the Venezuelan bolivar. Excluding this impact, sales for the year had a strong increase versus 2003. There was improvement in all of the segment’s major markets of Mexico, the largest, Venezuela and Brazil. While the segment generally posted lower sales force statistics over the year, these declines were largely the result of tighter standards being put in place that the Company believes will ultimately result in a more active and productive sales force. This result provides a solid base for the continued growth of beauty sales, which are planned to become increasingly important in this segment. Beauty sales continue to progress in Mexico and grew over 50 percent in 2004 to reach nine percent of total Mexican sales versus approximately seven percent last year. In order to accelerate the growth of beauty in Mexico, the Company is planning to make additional operating cost investments in the market during 2005. Beauty sales just began in Venezuela in the fourth quarter of 2004 and in Brazil, beauty products are currently in the process of being registered. In addition to the expansion of beauty, Mexico was able to stabilize its business during 2004 to register a slight sales increase during the year. Improved pricing in Venezuela and Brazil, as well as improved volume in Venezuela, provided the impetus for substantial sales increases in both markets.

These sales increases, as well as continued improvement in the cost structures in all markets, particularly Venezuela and Brazil, led to a sharp increase in local currency profit for the segment after considering the negative foreign exchange impact of weaker currencies in Mexico, Venezuela and Brazil. The gross margin rate for the segment was about flat with last year as good improvement in Brazil was offset by slight decrements in both Venezuela and Mexico. The decline in Mexico was largely due to an increase in discounts on the core Tupperware line of products as it worked to stabilize the business. This impact was partially offset by a strong increase in volume as well as a lower proportion of support items sold during the year compared with 2003. The improvement in Brazil was largely pricing related which offset a slight decrease in volume.

On the heels of the expected continued growth of beauty, sales are expected to increase during 2005; however, the above mentioned investments in the expansion of beauty will pressure the margin in 2005.

North America

North America finished 2004 with a substantial decline in local currency sales after considering a small benefit from a stronger Canadian dollar. This decline was due almost exclusively to the performance in the United States which continued to struggle as it seeks to transform itself into a more vibrant market with focus on an interactive party and a significant opportunity for the sales force. These changes have clearly been neither easy nor rapid with the active sales force being down 21 percent during 2004. The U.S. market is one in which the Company is working to fully roll out its interactive party format. In this market it is called the

“Taste of Tupperware”, and it is designed to make the experience more entertaining for the hostess and her guests and easier for the sales force consultant to learn and execute. The Company believes that these attributes make it simpler to schedule future parties from among the party guests and to recruit hostesses and others who see the simplicity of the format. Additionally, the Company implemented its new, multi-tier sales force compensation plan in two of its ten regions in 2004, and expects to roll out the new plan in the rest of the regions in the market in 2005. This method of compensation makes the Company’s business opportunity offering competitive in the market by going from temporary to life-time commissions on the sales of people within a consultant’s “downline” organization, removing geographic boundaries for recruiting within the nation and providing everyone within the sales force the opportunity to reach the top level of the organization without significant monetary investment. The Company believes the new compensation plan brings a better balance between the product and business opportunity offerings in the U.S. market.

The significant increase in the segment loss for the year was also from United States results. This was largely due to a decrease in sales volume which led to higher manufacturing costs per unit as well as increased charges for excess inventory. As noted earlier in the re-engineering section, the Company has already taken steps to restructure its manufacturing operations in Hemingway, South Carolina and will source the majority of its products from the Company’s other manufacturing facilities throughout the world. Upon completion of this action, annualized benefits are expected to be approximately $6 million, which will be fully realized beginning in 2006. In addition to this benefit, in 2005, the Company expects to realize a benefit from reduced LIFO reserve needs as United States produced inventory is sold. The negative impacts in 2004 overwhelmed the benefits derived from cost control measures previously put in place. Going into 2005, the United States will continue to focus on improving its value chain including its cost base.

The Company will continue to focus on its IDA initiatives utilizing retail access points, TV shopping and the Internet to obtain access to more consumer groups but will continue to limit access to those activities where the sales force can have maximum involvement and interaction with the consumer to remind them of the benefits of the party. Another impact of the lower sales during the year was reduced distributor profitability which negatively impacted the number of retail access points open this year compared with last year as fewer distributors were able to make the financial commitment. The Company is evaluating other, less expensive venues to allow for more affordable retail access point opportunities and has introduced the “Showcase on the Run” concept during the year. This is an easily transportable sales venue that may be quickly set up and taken down and allows selling from a more “cart-like” structure. During the year, IDA accounted for about 8 percent of segment sales compared with 11 percent last year.

As 2005 will continue to be a year of transition for the United States, segment net sales are not expected to grow and a continuing segment loss is expected, although at a lower level than that incurred in 2004. North America will also benefit in 2005 from reduced cost allocations related to occupancy costs and the corporate allocation. This impact, approximately $4 million in total, will bring its general corporate allocation in line with the expected reduced sales level. Additionally, some occupancy costs currently borne by the United States are being reallocated to other segments in recognition of the utilization of the headquarters location as a worldwide focus for the sales force. Trips to the headquarters are often used as an incentive award for the sales forces around the world. The reallocation of costs will not materially impact the other segments.

BeautiControl North America

BeautiControl North America had an outstanding year with substantial increases in both sales and segment profit. This performance was a result of substantial increases in both the total and active sales forces during the year and the business closed 2004 with a 30 percent advantage in the total sales force. This advantage provides a solid base for the continued growth of the market as 2004 represented the highest sales year ever for the business which has doubled in size since its acquisition in the fourth quarter of 2000. The sales force growth was fueled by both a strong earnings opportunity and an easy, replicable interactive party experience, the Spa ESCAPEs. Both of these drivers permit a natural flow to recruiting as party attendees are drawn by the experience to inquire as to the earnings opportunity which is also a very powerful motivator. These factors, when combined with continued leadership development, all provide the impetus for continued growth.

The sales growth was the primary reason for the profit improvement despite a $2.5 million charge in the first quarter of 2004 related to an accrual for legal matters and an executive retirement. The litigation was settled later in the year with minimal incremental impact on profit. The segment also improved its gross margin percentage during the year primarily through changing the format of its kit of products for new consultants. Moving into 2005, the Company anticipates continued improvement in the segment’s return on sales and expects it to reach double digits.

Regional Results 2003 vs. 2002

			Increase (decrease)		(a) Restated increase (decrease)	Positive (negative) foreign exchange impact	Percent of total
(Dollars in millions)	2003	2002	Dollar	Percent			2003	2002
Sales (b)
Europe	$546.0	$426.7	$119.3	28%	7%	$82.4	46%	38%
Asia Pacific	222.5	211.8	10.7	5	(2)	16.2	18	19
Latin America	102.6	130.9	(28.3)	(22)	(13)	(13.6)	9	12
North America	230.2	277.9	(47.7)	(17)	(18)	2.1	19	24
BeautiControl N.A.	92.7	75.4	17.3	23	23	—	8	7

	$1,194.0	$1,122.7	$71.3	6%	(1)%	$87.1	100%	100%

Segment profit (loss)
Europe (c)	$110.0	$88.3	$21.7	25%	6%	$15.8	97%	53%
Asia Pacific (d)	17.6	35.7	(18.1)	(51)	(55)	3.5	16	21
Latin America (e)	3.1	6.2	(3.1)	(50)	(30)	(1.8)	3	4
North America	(22.4)	30.4	(52.8)	nm	nm	0.3	nm	18
BeautiControl N.A.	5.1	5.9	(0.8)	(14)	(14)	—	5	4

	$113.4	$166.5	$(53.1)	(32)%	(38)%	$17.8	nm	100%

a.	2003 actual compared with 2002 translated at 2003 exchange rates.
b.	Certain prior year amounts have been reclassified to conform with current year presentation.
c.	2002 includes $1.6 million of costs, primarily for the write-down of inventory and reserves for receivables related to restructuring the business model of the Company’s United Kingdom operations and a $21.9 million gain from the sale of the Company’s former Spanish manufacturing facility.
d.	2002 includes a $13.1 million gain from the sale of one of the Company’s Japanese manufacturing/distribution facilities as well as $2.7 million of costs related to the closure and disposal of this facility.
e.	Includes $0.1 million in both 2003 and 2002, of costs primarily for the write-down of inventory and reserves for receivables related to changes in distribution models in certain countries.
nm	Not meaningful.

Europe

The significant increase in sales was due to the strengthening of the euro during the year. The increase in sales beyond the favorable impact of foreign exchange was due to significant increases in Austria, Russia and Germany. In 2003, German sales totaled $233.7 million compared with $213.2 million in 2002 translated at 2003 exchange rates. This increase was due to strong growth in total sales force over last year and the market ended the year with a double digit percentage sales force size advantage over 2002 which led to an increase in average active sales force over the course of the year. The increase also reflected improved sales force productivity. In Austria, most of the increase was due to a business-to-business transaction with a local grocery chain under which consumers could purchase a limited selection of Tupperware products at a discount if they purchased a prescribed amount of the chain’s products. During 2003, the segment had $13.8 million of such sales compared with approximately $11.6 million in 2002, translated at 2003 exchange rates. The Russian sales force size increased substantially during the year and the market was also able to generate strong improvement in sales force activity resulting in a nearly 90 percent increase in average active sales force. This improvement was largely due to the addition of new distributors, strong promotional offerings and training initiatives oriented toward improving activity and productivity. The segment’s other major markets also increased sales to a lesser degree. Partially offsetting these increases were declines in Spain and the Central Mediterranean Countries as well as the impact of the Company’s decision at the end of 2002 to suspend its party plan business in the United Kingdom. Overall, the segment generated a significant sales force size advantage at the end of 2003 as compared with 2002 and a good increase in average active sales force in the fourth quarter. In general, this improvement showed the benefits of the Company’s promotional investments in the first half of 2002 which served to keep the sales force engaged during difficult business conditions and provided a point of strength going into 2003 and growth in many of the segment’s emerging markets.

The Company continued to expand IDA channel activity. The Company had about 350 retail access points open in Europe at the end of 2003 compared with about 200 at the end of 2002. These efforts, which permit additional contact with consumers, contributed to the significant sales force size advantage noted above.

The significant increase in segment profit was driven by two primary factors: the stronger euro during the year and the significant sales gains discussed above. Partially offsetting these items and resulting in the modest local currency increase in 2003 was the 2002 recognition of a $21.9 million pretax gain on the sale of the Company’s former Spanish manufacturing facility. In addition, gross margin percentage improved during the year as production volume was up and overhead spending was down. These benefits were partially offset, however, by the sale of a relatively higher proportion of discounted product and the inability to offset through price increase the higher local currency cost of products in non-euro markets. Promotional spending as a percentage of sales was also down for the year as investments made in the first half of 2002 were not repeated.

Asia Pacific

Asia Pacific’s sales increased modestly due to the weaker U.S. dollar, primarily as it relates to the Australian dollar and the Japanese yen. Excluding the favorable currency impact, sales for the year were down slightly. The decline was primarily due to significant declines in Korea, the Philippines and Taiwan and a modest decline in Japan. Offsetting these items were substantial increases in Australia and India, a sharp increase in China and a strong increase in Malaysia/Singapore. The Taiwan decline was due to the Company’s decision last year to convert the market to an importer. While sales declined, profitability has improved as a result of this change. Korea showed sequential improvement in the fourth quarter and continued to refine a new compensation plan implemented in the first quarter of 2003 to better attract recruits into the business and make the manager level more attractive to overcome the dramatic loss of highly productive managers that originally resulted from a change required by government regulatory actions aimed against the direct selling industry. Although recruiting was successful, showing a substantial increase in the latter part of 2003, the market continued to face a challenge as a result of the significant reduction in sales force size. The Philippines also showed improvement in the fourth quarter and closed the year with a strong sales force size advantage. In Japan, an unfavorable mix of products as well as discounting some high-priced items were largely responsible for the decline. Australia’s increase was a result of increased volume generated by a more productive and slightly larger sales force. The emerging markets of India and China continue to progress as business expansion produced increased volume in both markets, particularly in China which had a substantial increase in the number of outlets open. The Malaysia/Sinpapore increase was due to a strong second half that included a business-to-business transaction. First half weakness was largely due to the SARS threat. The market finished the year with a modest increase in sales force size. This advantage, coupled with similar improvement in productivity yielded the volume increase that drove the full-year sales improvement.

While the weaker U.S. dollar versus the Australian dollar and Japanese yen improved the comparison slightly, segment profit for 2003 was down substantially primarily as a result of a $13.1 million gain recognized in 2002 as a result of the sale of one of the Company’s Japanese manufacturing/distribution facilities partially offset by $2.7 million of related closure costs. Excluding the impact of these items, Japanese profitability was down significantly due largely to an unfavorable mix of products that negatively impacted the gross margin realized. Also, Indonesia had a significant decline in profit for the year; also due to an unfavorable product mix as well as increased administrative expenses. The segment’s margin was further negatively impacted by increased inventory obsolescence charges, primarily in Korea, and increased mold costs. Offsetting these declines were sharp improvements in China and India as small losses in 2002 compared with 2003 profit as the markets continued to grow and develop the economies of scale necessary for sustained profitability. Australia and Malaysia/Singapore were also up substantially during the year due to the improved sales noted above. In addition, Australia achieved an improved gross margin through the sale of a more favorable mix of products and lower discounting.

Latin America

Sales were down significantly in 2003, largely due a decline in Mexico, by far the segment’s largest market, that was due to a stronger U.S. dollar versus the Mexican peso and reduced volume. The volume reduction was largely due to a substantial decline in average active sellers during the year. Partially compensating for these impacts was better pricing as the heavy discounting of 2002 was not repeated in 2003 to the same level. However, for the first time since the second quarter of 2002, the market had a favorable sales comparison to the prior year in the fourth quarter of 2003. Also contributing was a substantial decline in Brazil due to reduced volume with a sales force that was about half the size it was at the end of 2002. Providing a partial offset was a significant increase in Venezuela as a substantial increase in active sellers led to improved volume.

Segment profit in 2003 was half what it was in the prior year, which was also driven by Mexican performance. The stronger U.S. dollar compared with the Mexican peso was partially responsible for the decline as well as an unfavorable product mix in Mexico and significantly reduced capacity utilization, as a result of reduced sales volume noted above. Partially offsetting these negative impacts were substantial improvements in Brazil and Venezuela profitability. Despite the reduced sales in Brazil, the market reduced its loss with an improved gross margin due to a better mix of products. The market underwent a headcount reduction in the fourth quarter of 2003 in an effort to better align costs with current sales levels. The improved sales in Venezuela noted above resulted in a significant improvement in profitability and the market achieved a profit in 2003 as compared with a loss in 2002.

North America

North America had a significant sales decline attributable to both the United States and Canada. The United States sales, as noted earlier, were impacted by the conversion to a new business model which resulted in higher company selling prices offset by increased commission payments. This conversion added approximately $27 million to the 2003 sales level as compared with 2002 and excluding this impact, sales would have been down 30 percent for the year. This decline was due to a significant decline in the total sales force as well as reduced activity and productivity during the year. The declines in these sales force statistics were partially due to the impact of the Company’s relationship with Target and its effect on the core party business. In the fourth quarter of 2002, the Company significantly expanded its relationship with Target Corporation and began selling in over 1,100 Target stores in the United States. Although the sales in this channel exceeded expectations, the relationship was designed to provide party scheduling and recruiting opportunities for the Company’s sales force and the scale and positioning of the expanded presence did not mesh well with the party plan business as it did not ultimately achieve those objectives. As a consequence, the Company ended its relationship with Target effective September 1, 2003. The Company introduced “Taste of Tupperware” parties in 2003, which are intended to enhance the party experience by making it more fun and interactive.

During the year, IDA sales represented 11 percent of sales compared with 9 percent in 2002, excluding Target.

The North American segment loss resulted from the sales decline noted above as well as a significant reduction in gross margin percentage due to aggressive product discounting during 2003 and lower capacity utilization.

BeautiControl North America

BeautiControl had a significant sales increase in 2003 and registered its highest sales year ever as a strong increase in total sales force as well as improved productivity helped generate increased sales volume. The Company emphasized group selling with its Spa ESCAPEs experience party format as well as multiple ordering opportunities in more one-on-one selling situations to generate increased sales volume. Further, through continuation of its sales force leadership development program, the Company improved recruiting by highlighting and incenting the available business opportunity for the sales force.

The decrease in segment profit during the year was due to 2002’s inclusion of a $2.3 million benefit from the favorable resolution of a pre-acquisition contingency. This impact coupled with a lower margin offset the benefit of the increased sales volume. The lower margin was due to a less favorable mix of products due to increased sales of items to support the Spa ESCAPEs format and more entry kits to support the sales force increase. These items carried a lower margin than traditional product line sales items. The Company took actions to improve the margin realized on these types of sales and saw improvement in the latter half of 2003 and in 2004. Excluding the impact of the $2.3 million benefit noted above, the segment had an improved return on sales during 2003.

Financial Condition

Liquidity and Capital Resources. Working capital continued to increase, reaching $173.9 million as of December 25, 2004 compared with $121.0 million as of December 27, 2003 and $77.1 million as of December 28, 2002. The current ratio was 1.6 to 1 at the end of 2004 compared with 1.4 to 1 at the end of 2003 and 1.3 to 1 at the end of 2002. The 2004 working capital increase was primarily due to a more than doubling of cash on hand to $91 million at the end of 2004. The increase was due to cash generated by operations, proceeds from asset dispositions, largely related to the Company’s sale of land for development in Orlando, Florida, as well as lower debt payments as a majority of the Company’s long-term debt does not begin to mature until 2006. Also contributing to the working capital increase was an increase in non-trade amounts receivable largely related to value added tax receivables in Greece, which has undergone a legal structure change that has delayed collection. Further contributing to the increase in working capital was the weaker U.S. dollar compared with currencies in a majority of the Company’s overseas operations. This impact was responsible for approximately $5.3 million of the net increase. During 2004, the Company wrote off approximately $11 million of current accounts receivable against previously established allowances, primarily in Latin America with no impact on income. Working capital is expected to increase modestly in 2005.

The 2003 working capital increase was due to increases in cash, inventories, current deferred taxes and other current assets. The buildup of cash was from the cash generated by operations as well as proceeds from asset disposals, largely related to the Company’s sale of land for development in Orlando, Florida, and lower debt payments. The increase in inventories was largely due to the impact of a weaker U.S. dollar, especially against the euro. Also contributing were increases in the United States, Mexico and BeautiControl. The U.S. and Mexican increases were due to sales falling short of production forecasts while the BeautiControl increase was due to stocking for January 2004 promotional programs. The increase in current deferred taxes reflected an increase in temporary differences generated by the recognition of domestic income for tax purposes. Non-trade amounts receivable increased primarily due to an increase in recoverable value added taxes in Europe due to the change in legal structure in Greece and the timing of receipts in other jurisdictions. Also contributing to the increase was higher vendor receivables related to sourcing agreements. The working capital increase was further influenced by declines in accounts payable and short-term debt. The slight decline in accounts payable reflected the offsetting impacts of the weaker U.S. dollar and local currency declines in Japan and the United States due to lower year end purchases. The reduction in short-term debt reflected the payment of a $15 million medium term note that was due in mid-2003. Partially offsetting these increases was an increase in other accrued liabilities reflecting an increase in current income taxes payable as a result of higher payments due in several foreign jurisdictions from increased income levels, primarily related to Europe, and the timing of estimated tax payments.

On November 5, 2004, the Company closed on a new committed revolving line of credit that permits borrowings up to $200 million and expires on November 4, 2009. The agreement includes an accordion feature whereby the Company may opt, with the lenders assent, to increase available credit to $250 million. Borrowings under the agreement are due no later than the expiration of the agreement or in the event of non-compliance with covenants, may become immediately due and payable. There are no restrictions on prepayments. With the closing of this agreement, the Company’s previously existing $150 million line of credit that was originally scheduled to expire in April 2005 was terminated. Based upon the Company’s current debt ratings, the agreement includes an annual facility fee of 0.2 percent of the total committed balance that is due and payable quarterly. Borrowings are subject to a variable interest rate of LIBOR plus 0.8 percentage points. Both the facility fee and borrowing rate increase or decrease in an inverse relationship to changes in the Company’s debt rating. The minimum facility fee and interest rate is 0.15 percent and LIBOR plus 0.6 percentage points, respectively; the maximums are 0.375 percent and LIBOR plus 1.625 percentage points. The agreement contains reasonable and customary covenant restrictions. Specifically, the Company is required to meet the following financial covenants:

•	Maintain an interest coverage ratio of greater than 4.0. The ratio is defined as EBITDA divided by gross interest expense. EBITDA represents earnings before income taxes, depreciation and amortization. EBITDA is further adjusted to exclude unusual, non-recurring gains as well as non-cash charges. The year-end ratio was approximately 10.8.

•	Maintain a leverage ratio of less than 3.0. The ratio is defined as total debt divided by EBITDA. The year-end ratio was 1.5.

•	Maintain a minimum adjusted net worth. As of year end, the minimum requirement was $159.8 million and the Company’s adjusted net worth was $258.2 million. The minimum is increased by 25 percent of the Company’s consolidated net income each quarter with no adjustment for losses. Adjusted net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid.

•	In order to pay dividends or acquire its own stock, the Company must maintain a fixed charge to coverage ratio of greater than 1.5 after considering the impact of the contemplated transaction. The fixed charge coverage ratio is defined as EBITDA divided by the sum of gross interest expense plus dividends paid. It is a rolling, twelve month calculation. As of year end, the Company’s fixed charge coverage ratio was 2.4.

At the end of 2004, the Company had borrowings of $249 million compared with maximum borrowings permitted under the covenants of more than $450 million. The Company does not anticipate its covenants to restrict its ability to finance its operations or ability to pay dividends.

As of December 25, 2004, the Company had $192 million available under the line of credit, which does not include any amount related to the accordion feature noted above. The Company uses this credit line to finance the majority of its operations and also had $85 million of foreign uncommitted lines of credit. The line of credit, the foreign uncommitted lines of credit, cash generated by operating activities as well as proceeds from the Company’s program to sell land for development as discussed below are expected to be adequate to finance working capital needs and capital expenditures.

On August 26, 2004, Standard and Poor’s Rating Services, one of the Company’s debt rating agencies, announced that it had revised its outlook on the Company from negative to stable. At the same time, it affirmed the Company’s BB+ corporate credit and unsecured debt rating. This action had no material impact on the Company.

The Company’s major markets for its products are France, Germany, Mexico, Japan and the United States. A significant downturn in the Company’s businesses in these markets would adversely impact the Company’s ability to generate operating cash flows. While the current downturns in Japan and the United States noted earlier have limited the ability of these markets to contribute operating cash flows to the Company, they have not resulted in a material negative impact to the Company as a whole. The combined operating cash flows for 2004 of these two markets were improved over last year. Additionally, the combined favorable results in the other major markets as well as improvement in many smaller markets were sufficient to overcome the negative impact of the United States and Japanese operating results on cash flows from operating activities. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force and a lack of success of new products and promotional programs.

The total debt-to-capital ratio at the end of 2004 was 46.1 percent compared with 54.1 percent at the end of 2003 and its net debt-to-capital ratio was 35.2 percent at the end of 2004 compared with 49.5 percent at the end of 2003. The decreases reflect a lower debt balance due primarily to the revaluation of debt associated with the interest rates swaps discussed earlier, as well as increased equity from the positive operating results and lower accumulated other comprehensive loss from a generally weaker U.S. dollar. Based on debt maturity schedules, the Company does not expect any meaningful debt reductions until at least 2006 and expects to have a higher cash balance at the end of 2005. As a result, it believes that the net debt-to-capital ratio presented above represents a more meaningful comparative measure of the Company’s cash flow management than total debt-to-capital and, as such, presents both measures. It is currently the Company’s expectation that it will largely maintain its long-term borrowing level and that it will seek to refinance the $100 million notes that are due in 2006. As discussed in the market risk section following, in 2005, the Company elected to lock in a fixed base interest rate for this refinancing.

Operating Activities. Cash provided by operating activities was $121.4 million in 2004 compared with $105.6 million in 2003 and $128.2 million in 2002. The 2004 increase was due to a significant increase in net income during the year as well as improvement in accounts payable and accrued liabilities and other cash flows. The improvement in accounts payable and accrued liabilities was due largely to higher accruals for amounts due related to costs to comply with Sarbanes Oxley and higher management incentive accruals due to improved results. The improvement in inventories reflected increased focus on inventory levels throughout the Company. The better other cash flow was largely a result of reduced prepayments, primarily in Europe. Offsetting these impacts were significant increases in the income tax balance sheet lines resulting from the creation of deferred tax assets from the United States loss. These assets are primarily related to domestic credit carryforward amounts. Additionally, there was a decrease in taxes payable in several overseas markets. Also offsetting the favorable net cash flow was a significant negative impact on in cash flows from the hedging of intercompany loans. In response to the volatility manifested in 2003 related to the cash impact of the Company’s hedging activities, in mid-2004, the Company decided to enter into additional net equity hedges as discussed more fully in the market risk section of MD&A to mitigate this risk and expects less cash exposure going forward.

The 2003 decrease was a result of a lower decrease in accounts receivable following the significant improvement during 2002, a significant increase in net deferred income taxes as a result of temporary differences created by the recognition of domestic income for tax purposes as well as domestic credit carryforward amounts generated by the negative operating results in the United States. Also part of the decrease was a lowering of net value added taxes recoverable at the end of 2002 compared with an increase in 2003 as well as the inclusion in 2002 of amounts received upon closing interest rate swap agreements (refer to Note 6 to the consolidated financial statements for a discussion of the swap agreement terminations). Partially offsetting these items was a significant increase in the net settlement of hedge contracts primarily due to the appreciation of the euro relative to the U.S. dollar.

Cash flow reflected the payment of $5.0 million, $7.8 million and $20.3 million of re-engineering costs in 2004, 2003 and 2002, respectively.

Investing Activities. For 2004, 2003 and 2002, respectively, capital expenditures totaled $43.6 million, $40.0 million and $46.9 million. The most significant individual component of capital spending was new molds. The increase in 2004 capital spending was due largely to an increase in mold spending in Europe. The decline in 2003 capital spending was due to a generally more conservative spending approach, as well as benefits of centralizing product development oversight at the corporate level and its favorable impact on mold spending. Capital expenditures are expected to be between $55 million and $60 million in 2005. The projected increase versus 2004 spending levels reflects some shift to 2005 from 2004 when spending was below the Company’s expectations, stronger foreign currencies and spending related to land development of approximately $5 million.

During 2002, as a result of re-engineering actions, the Company sold its former Spanish manufacturing facility, its Convention Center complex in Orlando, Florida and one of its Japanese manufacturing/distribution facilities. All of these facilities were closed as a result of re-engineering actions and generated combined proceeds of approximately $45 million. Also in 2002, the Company began to sell land held for development near its Orlando, Florida headquarters totaling approximately 500 acres. Sales during 2002 generated proceeds of approximately $13 million and an additional $5 million during 2003. During 2004, the Company continued to market this property and generated proceeds of approximately $13 million. Proceeds from this program are expected to be between $80 and $90 million by the end of 2007. Much of the balance of proceeds from asset disposals relates to the rotation of fleet automobiles in markets where the Company finds it more economical to purchase rather than lease as well as an insurance recovery for hurricane damaged property on the Company’s Orlando, Florida headquarters site.

Dividends. During 2004, 2003 and 2002, the Company declared dividends of $0.88 per share of common stock totaling $51.6 million, $51.4 million and $51.3 million, respectively. At the time of its emergence as a publicly held corporation with its spin off from Premark International, Inc. in May 1996, the Company established a target of paying 35 percent of trailing four quarter income as a dividend. At that time, such a policy equated to a dividend level of approximately $0.88 per share annually. Despite decreases in income, the Company has maintained sufficient cash flows from operations and dispositions of property to fund its historical requirement for cash over the period since the spin off, including working capital and capital needs, its share repurchase program in

1998, its acquisition of BeautiControl in 2000, debt service and its dividend. While the payment of a dividend on common shares is a discretionary decision made on a quarterly basis, in the absence of a significant event requiring cash, the Company has no current expectation of altering the current dividend level as projected cash flows from operations as well as additional property sales are expected to be more than sufficient to maintain the dividend without restricting the Company’s ability to finance its operations or make necessary investments in the future growth of the business of the nature included in its 2005 earnings outlook. If there is an event requiring the use of cash, such as a share repurchase program or a strategic acquisition, the Company would need to reevaluate whether to maintain its current dividend payout.

Stock Option Exercises. During 2004, 2003 and 2002, the Company received proceeds at $4.1 million, $0.9 million and $4.6 million, respectively, related to the issuance of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.

Subscriptions Receivable. In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provides for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, in 2000, the subsidiary issued full recourse loans for $13.6 million to 33 senior executives to purchase 847,000 shares. There were no new participants during 2004, 2003 or 2002. During 2004, 2003 and 2002, respectively, two, one and three participants left the Company and sold, 37,000, 30,100 and 78,000 shares to the Company, at the current market price, to satisfy loans totaling $0.7 million, $0.6 million and $1.3 million. An additional participant left the Company during 2004 and made a cash payment of $0.7 million to satisfy the loan obligation. Also during 2004, a participant elected to make a voluntary advance loan payment totaling $0.6 million. The participant who left the Company in 2003 also paid approximately $0.1 million to satisfy the remainder of his loan. Based upon the provisions of the Sarbanes-Oxley Act of 2002, no further loans under this plan will be permitted. During the first quarter of 2005, two additional participants left the Company and sold, at the current market price, 39,000 shares to satisfy loans totaling $0.8 million. Based upon the loan payment schedule, the Company expects to receive $2.5 million of payments during 2005.

In 1998, the Company made a non-recourse, non-interest bearing loan of $7.7 million (the loan) to its chairman and chief executive officer (chairman), the proceeds of which were used by the chairman to buy in the open market 400,000 shares of the Company’s common stock (the shares). The shares are pledged to secure the repayment of the loan. The loan has been recorded as a subscription receivable and is due November 12, 2006, with voluntary prepayments permitted commencing on November 12, 2002. Ten percent of any annual cash bonus awards are being applied against the balance of the loan. As the loan is reduced by voluntary payments after November 12, 2002, the lien against the shares will be reduced. The subscription receivable is being reduced as payments are received. As of December 25, 2004 and December 27, 2003, the loan balance was $7.4 million and $7.5 million, respectively.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 25, 2004, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Over 5 Years
Other borrowings	$0.2	$0.2	$—	$—	$—
Long-term debt (a)	248.9	2.4	104.0	3.2	139.3
Interest payments on term notes (b)	27.6	9.3	10.1	4.1	4.1
Pension funding	11.0	11.0	—	—	—
Postemployment medical benefits	48.5	4.7	9.0	9.5	25.3
Non-cancelable operating lease obligations	42.6	19.2	15.7	6.0	1.7

Total contractual cash obligations	$378.8	$46.8	$138.8	$22.8	$170.4

(a)	This line includes a negative $15.2 million adjustment in the over 5 year column to record the Company’s $150 million notes due in 2011 at their fair value in accordance with SFAS No. 133. Refer to Note 6 to the consolidated financial statements for a discussion of the Company’s debt and related interest rate swap.
(b)	This line represents interest payments due on the Company’s term notes due in 2006 and 2011. It also reflects the impact of interest rate swap agreements in place at current interest rates. It does not include any amounts related to the expected refinancing of the 2006 notes.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the

United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported and disclosed amounts. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Allowance for Doubtful Accounts. The Company maintains current and long-term receivable amounts with most of its independent distributors and sales force in certain markets. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is done market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Inventory valuation. The Company writes down its inventory for estimated obsolescence or unmarketable items equal to the difference between the cost of the inventory and the estimated market value based upon expected future demand. The demand is estimated based upon historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory quantity exceeds projected demand, the excess inventory is written down. However, if actual demand is less than projected by management, additional inventory write-downs may be required.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. At the end of 2004, the Company had net domestic deferred tax assets of approximately $147 million for which no valuation allowance has been provided. Of this total, approximately $56 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is expected to be realized within the next 15 years based upon an increase in domestic income from BeautiControl North America as well as expected improvement in the United States Tupperware business. Also, expected gains related to the Company’s previously discussed Orlando land sales activities will result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.

Promotional and Other Accruals. The Company frequently makes promotional offers to its independent sales force to encourage them to meet specific goals or targets for sales levels, party attendance, recruiting or other business critical activities. The awards offered are in the form of cash, product awards, special prizes or trips. The cost of these awards is recorded during the period over which the sales force qualifies for the award. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. The Company makes these estimates on a market by market and program by program basis. It considers the historical success of similar programs, current market trends and perceived enthusiasm of the sales force when the program is launched. During the promotion qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Like the promotional accruals, other accruals are recorded at a time when the liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes in the facts and circumstances that generated the accrual occur.

Valuation of Goodwill. The Company conducts an annual impairment test of its recorded goodwill in the second quarter of each year. Additionally, in the event of a change in circumstances that would lead the Company to believe that an impairment may have occurred, a test would be done at that time as well. The Company’s recorded goodwill almost exclusively relates to that generated by its acquisition of BeautiControl in October 2000. As such, the valuation of its goodwill is dependent upon the estimated fair market value of its BeautiControl operations both in North America and overseas. The Company estimates the fair value of its BeautiControl operations using discounted future cash flow estimates. Such a valuation requires the Company to make significant estimates regarding the future operations of BeautiControl and its ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates in allocating the goodwill to the different segments that include BeautiControl operations, BeautiControl North America, Latin America and Asia Pacific. Lastly, it requires estimates as to the appropriate discounting rates to be used. The results of the reviews conducted to date indicated fair values in excess of the carrying values of the respective business operations. The most sensitive estimate in this evaluation is the projection of operating cash flows as these provide the basis for the fair market valuation. If operating cash flows were to be 5 percent worse than projected, the Company would still have no goodwill impairment in any segment. If operating cash flows were to be 10 percent worse than projected, the Company would need to calculate a potential impairment as it relates to BeautiControl operations in Latin America. In both North America and Asia Pacific, a reduction of operating cash flows of more than 70 percent would be required to necessitate calculating a potential impairment. A significant impairment would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants.

Retirement Obligations. The Company’s employee pension and other post-employment benefits (health care) costs and obligations are dependent on its assumptions used by actuaries in calculating such amounts. These assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. The health care cost trend assumptions are based upon historical results, near-term outlook and an assessment of long-term trends. The salary growth assumptions reflect the Company’s historical experience and outlook. The long-term return on plan assets are based upon historical results of the plan and investment market overall as well as the Company’s belief as to the future returns to be earned over the life of the plans. The discount rate is based upon current yields of AA rated corporate long-term bond yields. These assumptions can have a material impact on the Company’s financial results. For example, a 1 percentage point increase in the Company’s health care cost trend rate would have resulted in a $0.5 million decrease in the Company’s pretax earnings for the year and a $5.5 million increase in its obligation. For each percentage point change in the domestic pension long-term rate of return assumption, pretax earnings would change by approximately $0.3 million. The Company’s key assumptions and funding expectations are indicated in Note 11 to the consolidated financial statements.

For 2005, the Company has increased its health care cost trend rate to 10 percent for all participants grading down to 5 percent in 2010. This change represents an increase of one percentage point for post-65 participants and three percentage points for pre-65 participants. As a result, 2005 pretax expense related to the Company’s post-employment health care plan is expected to increase approximately $0.6 million. Additionally, it has reduced the discount rate to 5.75 percent related to all domestic post-employment plans which is expected to result in an additional approximately $0.4 million of expense combined for all such plans. However, these impacts are expected to be partially offset by a full year of benefit related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Refer to new pronouncements section for specific discussion. Unrecognized losses on post-employment plans as shown in Note 11 to the consolidated financial statements are not expected to result in a material increase of pretax expense as compared with that of 2004.

Impact of Inflation

Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, the currencies in which it borrows and the interest rate lock described below. If short-term interest rates varied by 10 percent, the Company’s interest expense for 2004 would have been impacted by approximately $0.5 million. The above calculations are based upon the Company’s 2004 debt mix. The Company has set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. To move back toward this target after closing previously entered swap agreements to take advantage of market conditions then existing, in mid-2003 the Company entered into the interest rate swap agreements discussed previously in the net interest section.

As noted earlier in the liquidity and capital resources section, the Company intends to refinance its $100 million notes that are due in 2006. To protect itself from the risk of higher interest rates, in March 2005, the Company entered into an agreement to lock in a fixed 10-year treasury rate of approximately 4.70 percent, as compared with a current market rate of approximately 4.35 percent, that will provide the base interest for the debt to be issued in the refinancing. This fixed interest rate will be increased by the Company’s market credit spread that exists at the time the debit is issued to result in the new debt’s effective interest rate. This derivative has been designated as a cash flow hedge and will be recorded at its fair value on a quarterly basis. Pending the issuance of the new debt, any gains or losses, to the extent they represent an effective hedge, will be recorded as a component of other comprehensive income. Any gain or loss existing in other comprehensive income at the time the new debt is issued will be recorded as component of interest expense over the life of the new debt.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate which is determined two days before each interest payment date. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge, it does not qualify for hedge accounting treatment under the terms of SFAS No.

133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, gains or losses resulting from this agreement are recorded as a component of net interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of the end of 2004, the cumulative loss was $0.8 million.

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

Another economic risk of the Company, which is associated with its operating internationally, is exposure to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company’s most significant exposure is to the euro.

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of the cash flows from those operations. The Company also hedges with these instruments certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecast purchases. Further, beginning in the first quarter of 2002, the Company initiated a strategy to hedge the annual translation impact of foreign exchange fluctuations between the U.S. dollar and the euro, Japanese yen, Korean won and Mexican peso. This hedging program did not eliminate the impact of changes in exchange rates on the year-over-year comparison of net income, but made the impact more predictable. In the fourth quarter of 2002, the Company discontinued this program related to the Mexican peso as declines in the Company’s Mexican operations and increased relative interest costs resulted in the benefit of the predictability offered by the program no longer outweighing the economic costs. The cessation resulted in immediately recognizing $1.2 million of gains previously deferred in other comprehensive income as hedged transactions were no longer going to occur. Also in consideration of an increased cost, the Company discontinued this program with respect to the other currencies upon the maturity of all existing contracts at the end of 2003.

In order to hedge against the impact of a strengthening U.S. dollar in 2005, in January 2005, the Company entered into eight option agreements to hedge a portion of its net equity investments denominated in euros. The options each have an average strike price of 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were contracted. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2005 euro-denominated cash flows with a floor of approximately 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The options have a combined notional value of approximately 49.4 million euro and expire at various points during 2004. Should the rate stay above the strike price during the course of the year, the Company will allow the options to expire unexercised. At the end of each quarter, the Company will revalue the open options and record any change in the fair value as a component of other comprehensive income. The Company entered two additional options with a combined notional amount of 20.5 million euro under the same terms that have been classified as speculative since while they provide what the Company considers a valuable economic hedge, they do not qualify for hedge accounting under SFAS No. 133. These options expire in September and October 2005. The Company paid a total $1.1 million for all ten of the options which will be recorded in other expenses during 2005 as part of the revaluation to market. The options classified as speculative subject the Company to increased volatility in earnings as a result of fair value measurements required. However, it should be noted that in no event can the Company’s total cost of this activity exceed the $1.1 million paid for the options over the course of the year.

While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity. The Company’s most significant net open hedge positions with U.S. dollars as of December 25, 2004 are detailed in note 6 to the consolidated financial statements. In the event the U.S. dollar were to weaken below a rate of 1.256 U.S. dollars to the euro, on average, to the extent the option contracts previously discussed have not expired, they will be exercised and serve to offset the cash outflow that would occur under the euro fair value hedges. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware products, and in total, makes up about one-fifth of the Company’s total cost of sales. A 10 percent fluctuation in the cost of resin could impact the Company’s annual cost of sales in the high single-digit million dollar range as compared with the prior year. The Company manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments and general economic conditions such as interest rate increases in the Orlando real estate market.

New Pronouncements

The Financial Accounting Standards Board (FASB, the Board) issued, in August 2001, Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This statement, which was effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets, to be held and used or disposed of. The Company adopted this pronouncement in the first quarter of 2002 with no material impact.

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

In July 2002, the Board issued SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3, Accounting for Restructuring Charges. SFAS 146 was effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this standard relative to 2003 activities discussed in the re-engineering section earlier with minimal impact.

In November 2002, the Board issued FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosure provisions of FIN 45 are effective for interim or annual periods that end after December 15, 2002. Provisions for initial recognition and measurement of a liability are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has adopted the disclosure and initial recognition and measurement provisions with no material impact.

In December 2002, the Board issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123, which amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement was effective for fiscal years ending after December 15, 2002 and was adopted by the Company in fiscal year 2002. The Company adopted the fair-value-based method of accounting for stock options under the provisions of SFAS No. 123, effective with fiscal year 2003. This change, which has been treated prospectively as permitted under SFAS No. 148, had a minimal impact on 2003 income and had a pretax impact of approximately $3 million in 2004. In December 2004, the FASB issued SFAS No. 123(R) which is a revision of SFAS No. 123. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement requires companies to expense the fair value of employee stock options and similar awards and is effective for interim or annual periods beginning after June 15, 2005. As noted above, beginning with its 2003 fiscal year, the Company adopted the fair-value-based method of accounting for stock options prospectively thereby recording compensation expense for the fair value of all new and modified grants beginning in 2003. Transition options under SFAS No. 123(R) do not include the prospective method and require either a modified prospective method which requires compensation expense to be recorded for all unvested options as of the effective date of the statement or a modified retrospective method which permits the restatement of prior financial statements beginning after December 15, 1994. A provision of the modified prospective method also permits the restatement of prior quarters in the year of adoption. The Company will adopt the standard in the third quarter of 2005 and will record incremental compensation expense related to unvested options granted prior to its adoption of fair-value accounting for stock options. These options primarily relate to the MSPP program discussed earlier which have longer vesting terms than the Company’s recurring annual grants and are expected to result in additional pretax expense of approximately $0.8 million in 2005 and approximately $1 million in each of 2006 and 2007 if the options vest over the longest possible time frame; however, the MSPP program provides for accelerated vesting in the event of certain conditions being met related to stock price appreciation and should those conditions be met the recognition of compensation expense would be similarly accelerated.

In January 2003, the Board issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 was issued to provide guidance in determining if consolidation is required under existing standards or whether the variable interest model under FIN 46 should be used to account for existing and new entities. A revised version, FIN 46R, was issued in December 2003. The revised standard is applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It is applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted this standard without material impact.

In May 2003, the Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. It was effective for all financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of SFAS No. 150 without impact.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of SAB 104 without impact.

In December 2003, the Board released a revised SFAS No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits. The revised standard provides required disclosure for pensions and other postretirement benefit plans and is designed to improve disclosure transparency in financial statements. It also requires new interim disclosure regarding certain aspects of a company’s plans. The standard is effective for domestic plans for fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. It was effective for foreign plans for fiscal years ending after June 15, 2004 and interim periods beginning after December 15, 2003. The Company has adopted the standard and has included the required disclosures in Note 11 to the consolidated financial statements.

In January 2004, the Board released FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1). SFAS No. 106, Employers’ Accounting for Postretirement Benefits other than Pensions, required a company to consider current changes in applicable laws when measuring its postretirement benefit costs and accumulated postretirement benefit obligation. However, because uncertainties may exist for plan sponsors surrounding the effect of provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) and certain accounting issues raised by the Act are not addressed by SFAS No. 106, FSP 106-1 allowed plan sponsors to elect a one-time deferral of the accounting for the Act. The Company elected the deferral option related to its 2003 financial statements. In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP supersedes FSP 106-1 discussed above and provides guidance on accounting for the effects of Act by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and was effective for the third quarter of 2004. While regulations regarding the determination of actuarial equivalence have not yet been finalized, the Company, in consultation with its actuaries and based upon available guidance, has determined that its plan will qualify. The Company elected prospective adoption and implemented the standard in the third quarter of 2004 as part of a remeasurement of the plan’s accumulated post-retirement benefit obligation (APBO) without material impact to the quarter. A full year annualized impact of a reduction in the Company’s net periodic benefit cost of approximately $0.8 million is expected. In addition, the remeasurement resulted in a reduction of the plan’s APBO to approximately $57 million from approximately $65 million.

In September 2004, the FASB issued FSP 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 – 20 of Emerging Issues Task Force (EITF) Issue 03-1, The Meaning of Other-than-temporary Impairment and its Application to Certain Investments. Disclosures required by paragraphs 21 and 22 of 03-1 are not deferred. The EITF is applicable for debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and SFAS No. 124 Accounting for Certain Investments Held by Not-for-profit Organizations. It is also applicable to equity securities that are not accounted for under SFAS No. 115 and not accounted for under the equity method. To clarify existing guidance, the EITF provides a methodology for evaluating whether an impairment is other than temporary and would therefore require a write down of the investment. The Company does not maintain any investments to which either the EITF or the FSP apply and as such neither has any immediate impact. Should the Company acquire such securities at a future date; the guidance would be applicable and be considered in making impairment determinations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB no. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2004 and is not expected to have a material impact on the Company.

In December 2004, the FASB issued FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The FSP states that the impact of this deduction should be accounted for as a special deduction rather than a rate reduction. It was effective immediately and has no impact on the Company’s 2004 consolidated financial statements. The Company is currently reviewing its options related to the deduction and is currently unable to determine whether it may have a material impact in the future.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This FSP grants a waiver to the FAS 109 requirement to account for the impacts of new legislation in the period of enactment. It was effective immediately and had no impact on the Company’s 2004 results of operations. Required disclosure as well as the company’s current planning status is incorporated into Note 10 to the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The amendments eliminate the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company’s independent sales force; disruptions caused by the introduction of new distributor operating models or sales force compensation systems; success of new products and promotional programs; the ability to obtain all government approvals on and generate profit from land development; the success of buyers in attracting tenants for commercial development; economic and political conditions generally and foreign exchange risk in particular; increases in plastic resin prices; the introduction of beauty product lines outside the United States; disruptions with the integrated direct access strategies; integration of non-traditional product lines into Company operations; and other risks detailed in the Company’s report on Form 8-K dated April 10, 2001, as filed with the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of doing business, the Company is exposed to the risks associated with foreign currency exchange rates, changes in interest rates, changes in commodity prices for raw materials among other factors. The Company employs established policies and procedures governing the use of financial instruments to manage such risks. For a discussion of such policies and procedures and the related risks, see “Market Risk” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is incorporated by reference into this item 7A.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 25, 2004	December 27, 2003	December 28, 2002
Net sales	$ 1,224.3	$1,194.0	$1,122.7
Cost of products sold	425.4	422.7	377.9

Gross margin	798.9	771.3	744.8

Delivery, sales and administrative expense	688.8	681.9	629.1
Re-engineering and impairment charges	7.0	6.8	20.8
Gains on disposal of assets	13.1	3.7	49.4

Operating income	116.2	86.3	144.3

Interest income	1.9	1.8	2.2
Other income	1.0	0.6	—
Interest expense	14.9	15.6	24.0
Other expense	2.2	16.5	5.1

Income before income taxes	102.0	56.6	117.4
Provision for income taxes	15.1	8.7	27.3

Net income	$86.9	$47.9	$90.1

Net income per common share:
Basic	$1.49	$0.82	$1.55

Diluted	$1.48	$0.82	$1.54

See Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

(Dollars in millions, except per share amounts)	December 25, 2004	December 27, 2003
ASSETS
Cash and cash equivalents	$90.9	$45.0
Accounts receivable, less allowances of $15.0 million in 2004 and $25.2 million in 2003	104.0	102.1
Inventories	163.0	160.5
Deferred income tax benefits, net	59.4	59.2
Non-trade amounts receivable	35.8	28.6
Prepaid expenses	12.9	16.0

Total current assets	466.0	411.4

Deferred income tax benefits, net	160.5	136.8
Property, plant and equipment, net	216.0	221.4
Long-term receivables, net of allowances of $25.7 million in 2004 and $26.8 million in 2003	42.6	45.4
Goodwill	56.2	56.2
Other assets, net	41.9	44.7

Total assets	$983.2	$915.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$91.0	$86.0
Short-term borrowings and current portion of long-term debt	2.6	5.6
Accrued liabilities	198.5	198.8

Total current liabilities	292.1	290.4

Long-term debt	246.5	263.5
Accrued postretirement benefit cost	35.3	36.4
Other liabilities	118.4	97.4

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	25.6	23.1
Subscriptions receivable	(18.7)	(20.6)
Retained earnings	560.9	529.0
Treasury stock 3,542,135 and 3,850,343 shares in 2004 and 2003, respectively, at cost	(96.8)	(105.5)
Unearned portion of restricted stock issued for future service	(2.9)	(1.6)
Accumulated other comprehensive loss	(177.8)	(196.8)

Total shareholders’ equity	290.9	228.2

Total liabilities and shareholders’ equity	$983.2	$915.9

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In millions, except per share amounts)	Common Stock		Treasury Stock		Paid-in Capital	Subscriptions Receivable	Retained Earnings	Unearned Portion of restricted stock issued for future service	Accumulated Other Comprehensive loss	Total Share- holders’ equity	Comprehensive income
	Shares	Dollars	Shares	Dollars
December 29, 2001	62.4	$0.6	4.2	$(117.1)	$22.0	$(22.5)	$501.0	$(0.2)	$(257.2)	$126.6

Net income							90.1			90.1	$90.1
Other comprehensive income:
Foreign currency translation adjustments									17.4	17.4	17.4
Minimum pension liability, net of tax benefit of $2.2 million									(3.4)	(3.4)	(3.4)
Net equity hedge loss, net of tax benefit of $1.0 million									(1.6)	(1.6)	(1.6)
Deferred loss on cash flow hedges									(4.9)	(4.9)	(4.9)

Comprehensive income											$97.6

Cash dividends declared ($0.88 per share)							(51.3)			(51.3)
Payments of subscriptions receivable						1.3				1.3
Earned restricted stock, net								0.1		0.1
Stock issued for incentive plans and related tax benefits			(0.2)	6.9	0.8		(4.5)			3.2

December 28, 2002	62.4	$0.6	4.0	(110.2)	22.8	(21.2)	535.3	(0.1)	(249.7)	177.5

Net income							47.9			47.9	$47.9
Other comprehensive income:
Foreign currency translation adjustments									55.9	55.9	55.9
Minimum pension liability, net of tax benefit of $0.3 million									(0.4)	(0.4)	(0.4)
Net equity hedge loss, net of tax benefit of $4.3 million									(6.8)	(6.8)	(6.8)
Net settlement of deferred losses on cash flow hedges									4.2	4.2	4.2

Comprehensive income											$100.8

Cash dividends declared ($0.88 per share)							(51.4)			(51.4)
Payments of subscriptions receivable						0.6				0.6
Issued restricted stock, net								(1.5)		(1.5)
Stock issued for incentive plans and related tax benefits			(0.1)	4.7	0.3		(2.8)			2.2

December 27, 2003	62.4	$0.6	3.9	$(105.5)	$23.1	$(20.6)	$529.0	$(1.6)	$(196.8)	$228.2

Net income							86.9			86.9	$86.9
Other comprehensive income:
Foreign currency translation adjustments									35.7	35.7	35.7
Minimum pension liability, net of tax benefit of $1.0 million									(1.8)	(1.8)	(1.8)
Net equity hedge loss, net of tax benefit of $8.5 million									(15.1)	(15.1)	(15.1)
Net settlement of deferred losses on cash flow hedges									0.2	0.2	0.2

Comprehensive income											$105.9

Cash dividends declared ($0.88 per share)							(51.6)			(51.6)
Net settlements of subscriptions receivable						1.9				1.9
Issued restricted stock, net								(1.3)		(1.3)
Stock and options issued for incentive plans and related tax benefits			(0.4)	8.7	2.5		(3.4)			7.8

December 25, 2004	62.4	$0.6	3.5	$(96.8)	$25.6	$(18.7)	$560.9	$(2.9)	$(177.8)	$290.9

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 25, 2004	December 27, 2003	December 28, 2002
Operating activities:
Net income	$86.9	$47.9	$90.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	52.6	48.8
Gain on disposal of assets	(12.8)	(3.7)	(46.9)
Provision for bad debts	5.5	7.6	10.2
Losses on writedowns of inventories and impact of change in LIFO reserve	9.9	6.7	5.1
Non-cash impact of re-engineering and impairment costs	2.8	1.4	1.6
Changes in assets and liabilities:
Decrease in accounts and notes receivable	3.8	5.7	23.8
Increase in inventories	(3.1)	(3.2)	(11.7)
Increase (decrease) in accounts payable and accrued liabilities	13.9	(0.6)	(7.7)
Decrease in income taxes payable	(11.3)	(5.1)	(3.8)
(Increase) decrease in net deferred income taxes	(21.8)	(22.4)	7.3
Other, net	7.8	(6.5)	10.9
Net cash impact from hedge activity	(11.0)	25.2	0.5

Net cash provided by operating activities	121.4	105.6	128.2

Investing activities:
Capital expenditures	(43.6)	(40.0)	(46.9)
Proceeds from disposal of property, plant and equipment	16.6	9.4	61.3

Net cash (used in) provided by investing activities	(27.0)	(30.6)	14.4

Financing activities:
Dividend payments to shareholders	(51.5)	(51.4)	(51.2)
Proceeds from exercise of stock options	4.1	0.9	4.6
Proceeds from payments of subscriptions receivable	1.5	0.6	1.3
Net (decrease) increase in short-term debt	(4.2)	0.2	(86.8)
Payment of long-term debt	—	(15.0)	—

Net cash used in financing activities	(50.1)	(64.7)	(132.1)

Effect of exchange rate changes on cash and cash equivalents	1.6	2.1	3.7

Net increase in cash and cash equivalents	45.9	12.4	14.2
Cash and cash equivalents at beginning of year	45.0	32.6	18.4

Cash and cash equivalents at end of year	$90.9	$45.0	$32.6

Supplemental disclosure:
Loans settled with common stock (Note 8)	$0.7	$0.6	$1.3

See Notes to the Consolidated Financial Statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Tupperware Corporation and all of its subsidiaries (Tupperware, the Company). All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last Saturday of December.

In January 2003, the Financial Accounting Standards Board (FASB, the Board) issued FASB interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 was issued to provide guidance in determining if consolidation is required under existing standards or whether the variable interest model under FIN 46 should be used to account for existing and new entities. A revised version, FIN 46R, was issued in December 2003. The revised standard is applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It is applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without impact.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 25, 2004 and December 27, 2003, $32.0 million and $22.1 million, respectively, of the cash and cash equivalents included on the consolidated balance sheets were held in the form of time deposits, certificates of deposit, high grade commercial paper or similar instruments.

Allowance for Doubtful Account. The Company maintains current and long-term receivable amounts with most of its independent distributors and sales force in certain markets. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts for this risk. This analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Inventories. Inventories are valued at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Domestically produced Tupperware inventories, approximately 14 percent and 16 percent of consolidated inventories at December 25, 2004 and December 27, 2003, respectively, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $14.0 million and $11.5 million higher at the end of 2004 and 2003, respectively. The Company writes down its inventory for obsolescence or unmarketable items equal to the difference between the cost of the inventory and estimated market value based upon expected future demand. The demand is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory on hand exceeds projected demand, the excess inventory is written down to its net realizable value. However, if actual demand is less than projected by management, additional write-downs may be required.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB no. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2004 and is not expected to have a material impact on the Company.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years beginning when the software is placed in service. These costs are included in property, plant and equipment. Net unamortized costs included in property, plant and equipment were $15.4 million and $19.4 million at December 25, 2004 and December 27, 2003, respectively. Amortization cost related to internal use software development costs totaled $4.7 million, $4.2 million and $2.8 million in 2004, 2003 and 2002, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets. Generally, the estimated useful lives are 10 to 40 years for buildings and improvements and 3 to 20 years for machinery and equipment. Depreciation expense was $46.1 million, $48.4 million and $46.0 million in 2004, 2003 and 2002, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments are discussed further in Note 2 to the consolidated financial statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to expense.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The amendments eliminate the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company.

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired.

The Company’s recorded goodwill was predominantly generated by its acquisition of BeautiControl in October 2000. The Company uses discounted future cash flow estimates to determine the fair market value of its BeautiControl operations both in North America and overseas. The annual impairment review was completed in the second quarter of 2004, 2003 and 2002 and no impairment charge was necessary. The goodwill recorded on the Company’s balance sheet at December 25, 2004 was largely included in the BeautiControl North America segment, approximately $39 million, with smaller amounts included in the Latin America and Asia Pacific segments.

Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips. The costs of these awards are recorded in delivery, sales and administrative expense during the period over which the sales force qualifies for the award. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known.

Like promotional accruals, other accruals are recorded at the time when the liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes in the facts and circumstances that generated the accrual occur. Tupperware® brand products are guaranteed by Tupperware against chipping, cracking, breaking or peeling under normal non-commercial use for the lifetime of the product. The cost of replacing defective products is not material.

Revenue Recognition. Revenue is recognized when goods are shipped to customers and the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables which was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of SAB 104 without impact.

Shipping and Handling Costs. Fees billed to customers associated with shipping and handling are classified as revenue, and related costs are classified as delivery, sales and administrative expenses. Costs associated with shipping and handling activities, comprised of outbound freight and associated labor costs, were $60.8 million, $65.9 million and $70.7 million in 2004, 2003 and 2002, respectively.

Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $7.5 million, $5.5 million and $5.3 million in 2004, 2003 and 2002, respectively. Research and development costs totaled $13.0 million, $13.6 million and $12.0 million, in 2004, 2003 and 2002, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs.

Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 12 to the consolidated financial statements. Through 2002, the Company accounted for those plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective for fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123. Awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Compensation expense associated with restricted stock grants was not significant. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to stock-based compensation since its effective date.

	2004	2003	2002
Net Income, as reported	$86.9	$47.9	$90.1

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1.5	0.2	—
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(4.4)	(6.3)	(7.0)

Pro forma net income	$84.0	$41.8	$83.1

Earnings per share:
Basic – as reported	$1.49	$0.82	$1.55
Basic – pro forma	$1.44	$0.72	$1.43
Diluted – as reported	$1.48	$0.82	$1.54
Diluted – pro forma	$1.43	$0.72	$1.42

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 5.1 percent for 2004, 5.9 percent for 2003 and 3.5 percent for 2002 grants; expected volatility of 40 percent for 2004 and 2003, and 27.5 percent for 2002; risk-free interest rates of 3.9 percent for 2004, 3.8 percent for 2003, and 3.5 percent for 2002; and expected lives of 8 years for 2004, 2003 and 2002.

On December 15, 2004, the FASB issued a revision of the standard entitled SFAS No. 123(R), Share Based Payment. The revised standard will be effective for the Company beginning in the third quarter of 2005. Under the revised standard the Company will be required to recognize compensation expense on any unvested portion of grants not previously accounted for under the fair-value-based method. Upon adoption of the final standard, the Company expects to incur approximately $0.8 million in 2005 and $1.0 million in each of 2006 and 2007 of incremental expense, which will be accelerated if the options vest under a formula in the plan based on share price appreciation.

Accounting for Exit or Disposal Activities. In fiscal 2003, the Company adopted SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal costs under EITF 94-3, Accounting for Restructuring Charges. This standard impacts the timing of recognition of any re-engineering or similar types of cost related to actions begun after adoption of this standard.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market. This assessment is made on an ongoing basis, and consequently, future material changes in the valuation allowance are possible.

Net Income Per Common Share. The financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income available to common shareholders and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options and restricted stock. The common stock elements of the earnings per share computations are as follows:

	2004	2003	2002
Weighted average number of shares used in the basic earnings per share computation	58.4	58.4	58.2
Differences in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.4	—	0.5

Potential common stock excluded in diluted earnings per share because inclusion would have been anti-dilutive	5.9	9.8	5.4

Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in fair value is reported either in earnings or in other comprehensive income. Gains or losses that are reported in other comprehensive income eventually are recognized in earnings; with the timing of this recognition governed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 149 was adopted without impact in 2003.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, forecasted purchase commitments and certain intercompany loan transactions. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders’ equity, as foreign currency translation adjustments. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction. Contracts hedging non-permanent intercompany transactions and identifiable foreign currency firm commitments are held to maturity. The Company also utilizes interest rate swap agreements to convert a portion of its fixed-rate U.S. dollar long-term debt to floating rate U.S. dollar debt. Changes in the fair value of the swaps resulting from changes in market interest rates are recorded as a component of net income which offset the changes in the related long-term debt. See Note 6 to the consolidated financial statements.

Foreign Currency Translation. Results of operations of foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries, other than those of operations in highly inflationary countries, are translated into U.S. dollars using exchange rates at the balance sheet date. The related translation adjustments are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses, as well as remeasurement of financial statements of subsidiaries in highly inflationary countries, are included in income.

Reclassifications. Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation.

Note 2: Re-engineering Costs (Gains)

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows (in millions):

	2004	2003	2002
Net severance	$2.5	$2.0	$16.6
Asset impairment	4.5	4.8	1.3
Other	—	—	2.9

Total re-engineering and impairment charges	$7.0	$6.8	$20.8

Severance costs related to approximately 220, 170, and 340 employees whose positions were eliminated in 2004, 2003, and 2002, respectively. Actions taken to eliminate these positions resulted mainly from the following decisions: to reduce the sales and marketing function in the U.S. business due to a change in the Company’s U.S. sales force compensation plan and to streamline the organization to its current sales level in 2004; to reduce the headcount in Asia Pacific, mainly in the Philippines, as part of the manufacturing rationalization there in 2004 and also in Japan; to downsize North American and Brazilian operations and to a lesser degree, the Mexican and Corporate Headquarters staffs in 2003; to consolidate certain European finance, marketing and information technology functions and the establishment of regional areas in 2002; to downsize European, Latin American, and Japanese manufacturing operations in 2002; and to downsize marketing operations in Mexico, Japan, the United Kingdom and BeautiControl North America in 2002.

The asset impairments were the result of a write-down of certain machines in the U.S. and Philippines manufacturing facilities, as well as a liquidation of its net investment in a foreign finance subsidiary, comprised primarily of historical translation adjustments, in 2004; a write-down of the Company’s former Halls, Tennessee manufacturing facility, as well as a write-down of its net investment in Argentina operations, comprised primarily of historical translation adjustments, to liquidate its legal entity and operate on an importer model in 2003; and downsizing Japanese marketing and manufacturing operations in 2002. Total impairment write-downs are based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows. Expenses included in the other category were primarily for non-asset impairment costs of exiting facilities and professional fees associated with accomplishing the re-engineering actions.

Pretax costs incurred (net gains realized) in connection with the re-engineering program included above and in other income statement captions by category were as follows:

(In millions)	2004	2003	2002
Re-engineering and impairment charge	$7.0	$6.8	$20.8
Cost of products sold	—	—	1.1
Delivery, sales and administrative expense	—	0.1	3.4
Gains on disposal of assets	—	—	(39.4)

Total pretax re-engineering costs (gains)	$7.0	$6.9	$(14.1)

Amounts included in cost of products sold, $1.1 million in 2002, related to inventory write-downs in the United Kingdom as a result of restructuring the Company’s marketing operations in 2002 and in Japan as a result of the manufacturing/distribution facilities closed in 2002.

These actions also resulted in increases in accounts receivable allowances for uncollectible accounts included in delivery, sales and administrative expense in the United Kingdom in 2002. There was also a write-down of accounts receivable related to the sale of the Company’s Taiwan operation to an independent importer in 2002. In total, bad debt expense related to re-engineering of $0.1 million in 2003 and $1.6 million in 2002 were recorded in delivery, sales and administrative expense. Also included in this caption were $1.5 million of other expenses related to the closing of the Japanese manufacturing/distribution facilities in 2002 and costs totaling $0.1 million in 2002 relating to internal and external consulting costs associated with designing and executing re-engineering projects and other cost savings initiatives.

Additionally, gains on disposal of assets of $39.4 million in 2002 were recognized on the sale of the Company’s Spanish manufacturing facility, its convention center located on its Orlando, Florida headquarters site, and one of its Japanese manufacturing/distribution facilities.

The liability balance, included in accrued liabilities, related to re-engineering and impairment charges as of December 25, 2004 and December 27, 2003 was as follows:

(In millions)	2004	2003
Beginning balance	$4.4	$8.8
Provision	7.8	8.9
Accrual adjustments	(0.8)	(2.1)
Cash expenditures:
Severance	(4.2)	(6.0)
Other	(0.8)	(1.6)
Non-cash asset impairments	(4.5)	(4.8)
Translation impact	—	1.2

Ending Balance	$1.9	$4.4

The 2004 accrual adjustment shown above relates primarily to lower than estimated severance costs in Europe as all activities were concluded. During 2003, the Company’s estimate of total severance charges of $16.6 million to be incurred in the 2002 charge was reduced by $2.1 million as a result of an adjustment in the specific personnel to be impacted by the actions and adjustments to the costs estimated to be ultimately incurred in relation to others. The accrual as of December 25, 2004, relates primarily to costs of eliminating positions and is expected to be paid out by the second quarter of 2005.

In January 2005, the Company announced its plans related to its Hemingway, South Carolina facility which will result in the elimination of approximately 250 positions and pretax severance and outplacement costs of approximately $6.8 million that are expected to be recorded in the first quarter of 2005. In addition to these costs, the Company expects to incur approximately $2.4 million of costs in 2005 to relocate machinery to other plants and to realize a reduction of its reserve for United States produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory is sold.

Note 3: Inventories

(In millions)	2004	2003
Finished goods	$103.1	$102.8
Work in process	18.9	20.0
Raw materials and supplies	41.0	37.7

Total inventories	$163.0	$160.5

Note 4: Property, Plant and Equipment

(In millions)	2004	2003
Land	$20.7	$20.9
Buildings and improvements	163.5	160.1
Machinery and equipment	901.3	839.5
Capitalized software	35.9	32.1
Construction in progress	9.8	6.7

Total property, plant and equipment	1131.2	1,059.3
Less accumulated depreciation	(915.2)	(837.9)

Property, plant and equipment, net	$216.0	$221.4

Note 5: Accrued Liabilities

(In millions)	2004	2003
Compensation and employee benefits	$45.2	$45.2
Annual incentive plans	17.1	8.8
Advertising and promotion	27.2	27.7
Taxes other than income taxes	21.0	20.6
Other	88.0	96.5

Total accrued liabilities	$198.5	$198.8

Note 6: Financing Arrangements

Debt

Debt consisted of the following:

(In millions)	2004	2003
7.25% Notes due 2006	$100.0	$100.0
8.33% Mortgage Note due 2009	5.1	5.3
7.91% Notes due 2011	150.0	150.0
Short-term borrowings	0.2	4.7
Deferred gains on swap terminations	6.9	8.2
Fair value adjustment	(15.2)	(0.8)
Other	2.1	1.7

	249.1	269.1
Less current portion	(2.6)	(5.6)

Long-term debt	$246.5	$263.5

(Dollars in millions)	2004	2003
Total short-term borrowings at year-end	$0.2	$4.7
Weighted average interest rate at year-end	3.0%	1.4%
Average short-term borrowings during the year	$41.2	$53.5
Weighted average interest rate for the year	2.5%	1.8%
Maximum short-term borrowings during the year	$91.8	$119.8

The average borrowings and weighted average interest rates were determined using month-end borrowings and the interest rates applicable to them.

The mortgage note is a 10-year note amortized over a 22-year period with monthly payments of principal and interest of $47,988. The note is collaterized by certain real estate having a carrying value of $5.9 million at December 25, 2004, and a balloon payment of $4.4 million is due to be paid June 1, 2009. The unsecured notes due in 2006 and 2011 require semiannual payments of interest only with the principal due upon maturity.

The Company has a $200 million revolving line of credit which includes an accordion feature allowing the Company, which the lenders assent, to increase the credit limit to $250 million. The agreement expires on November 4, 2009. The Company’s previously existing revolving line of credit was terminated upon the closing of the agreement currently in place. As of December 25, 2004, the Company had $276.6 million of unused lines of credit, including $192 million under the Company’s $200 million revolving line of credit and $84.6 million available under the $84.8 million foreign uncommitted lines of credit. The Company satisfies most of its short term financing needs utilizing its revolving line of credit. Interest paid on total debt in 2004, 2003 and 2002, was $15.0 million, $15.8 million and $23.5 million, respectively.

The Company’s debt agreements require it to meet certain financial covenants and subject it to a net worth test that could restrict the Company’s ability to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At December 25, 2004, the requirement was $159.8 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth balance at the end of 2004 was $258.2 million. The adjusted consolidated net worth balance is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. Additionally, in order to pay dividends or acquire its own stock, the Company must maintain a fixed charge to coverage ratio of greater than 1.5 after considering the contemplated transaction. The fixed charge coverage ratio is defined as EBITDA divided by the sum of gross interest expense plus dividends. EBITDA represents earning before income taxes, depreciation and amortization. EBITDA is further defined to exclude unusual, non-recurring gains as well as non-cash charges. The fixed charge coverage ratio is a rolling twelve month calculation and as of year end, the Company’s ratio was 2.4.

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 25, 2004 and December 27, 2003. The approximate fair value of the Company’s $100 million of 7.25 percent notes due in 2006, determined through reference to market yields, was $104.7 million and $108.4 million as of December 25, 2004 and December 27, 2003, respectively. The fair value of the Company’s $150 million of 7.91% notes due in 2011, determined through reference to market yields, was $171.0 million and $169.7 million as of December 25, 2004 and December 27, 2003, respectively. Included in other debt is a $15.2 million and $0.8 million fair value adjustment for changes in the fair value of the $150 million notes subsequent to the effective date of the interest rate swap agreements described below. The fair value of the remaining long-term debt approximated its book value at the end of 2004 and 2003.

Derivative Financial Instruments

Following is a listing of the Company’s outstanding derivative financial instruments as of December 25, 2004 and December 27, 2003:

Forward Contracts	2004			2003
(Dollars in millions)	Buy	Sell	Weighted average contract rate of exchange	Buy	Sell	Weighted average contract rate of exchange
Euros with U.S. dollars	$265.0		1.3304	$213.2		1.2396
Mexican pesos with U.S. dollars	62.2		11.5230	51.5		11.3902
Japanese yen with U.S. dollars	31.0		105.1689	23.2		107.4769
Australian dollars with U.S. dollars	23.0		0.7534	21.8		0.7363
Canadian dollars with U.S. dollars	22.0		1.2335	25.0		1.3462
South Korean won with U.S. dollars	16.2		1143.9248	13.8		1207.3320
Danish krona with U.S. dollars	13.7		5.5937	12.0		6.0139
Swiss francs with U.S. dollars	10.3		1.1450	29.8		1.2509
Singapore dollars with U.S. dollars	8.5		1.6420	7.8		1.7060
Czech koruna with U.S. dollars	1.3		25.0650	1.1		26.1750
Philippine pesos with U.S. dollars	—		—	2.9		57.6392
Euros for U.S. dollars		$239.7	1.3233		$41.2	1.1953
Japanese yen for U.S. dollars		69.0	105.1221		71.9	110.3645
Canadian dollars for U.S. dollars		29.8	1.2332		26.2	1.3458
Mexican pesos for U.S. dollars		26.9	11.4227		18.5	11.3840
Swiss francs for U.S. dollars		25.8	1.1418		47.5	1.2558
Philippine pesos for U.S. dollars		12.9	57.3401		—	—
South Korean won for U.S. dollars		7.1	1058.6073		—	—
Croatian kuna for U.S. dollars		1.9	5.7150		—	—
Indian rupee for U.S. dollars		1.0	46.3000		1.1	46.0378
Russian ruble for U.S. dollars		1.0	29.1920		1.4	29.2860
South African rand for U.S. dollars		—	—		2.1	6.5442
Australian dollars for U.S. dollars		—	—		1.5	0.6817
Swedish krona for U.S. dollars		—	—		1.2	7.3160
Norwegian krone for U.S. dollars		—	—		1.1	6.7365
Other currencies	16.8	19.4	Various	8.6	8.3	Various

	$470.0	$434.5		$410.7	$222.0

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument used for hedging is designated as either a fair value, cash flow or net equity hedge.

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

On July 1, 2003, the Company entered into two swap agreements effective September 29, 2003 as a hedge of the fair value of its $150 million 7.91 percent debt due July 2011. Each swap agreement converts a portion of the borrowing from fixed to floating rate interest. The Company received premiums of approximately $0.8 million for both agreements. Changes in the fair value of the swaps resulting from changes in market interest rates are recorded as a component of net income along with the offsetting changes in the fair value of the related debt instrument to the extent that the hedge is effective. Ineffectiveness was insignificant in 2004 and 2003 and is expected to remain so. The swap agreements both mature on July 15, 2011 and each has a notional amount of $75 million. Under the terms of the swaps, the Company receives semi-annual interest payments coinciding with the interest payments on the underlying debt of 7.91% and pays a variable rate based on the 6 month LIBOR rate plus a spread of about 3.7 percentage points. The Company entered two similar agreements during the second quarter of 2003 which the counterparties cancelled prior to becoming effective, and the $0.6 million premiums received by the Company were deemed to be ineffective and were recognized as other income in that quarter.

Effective July 30, 2002, the Company terminated two interest rate swap agreements having notional amounts of $50 million and $75 million and generating gains of approximately $1.7 million and $3.3 million, respectively. These gains were capitalized as a component of debt and are being recognized as a reduction of net interest expense over the remaining lives of the related debt, approximately 2 years and 7 years, respectively, as of the end of 2004. Additionally, in the fourth quarter of 2001, the Company terminated a swap agreement having a notional amount of $75 million and generating a net gain of $5.4 million. This gain was capitalized as a component of debt and is being recognized as a reduction of net interest expense over the remaining life of the debt of approximately 7 years as of the end of 2004.

The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the years 2004, 2003 and 2002 was immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of December 25, 2004, the cumulative loss was approximately $0.8 million. A net (loss) gain of $(0.1) million, $0.3 million and $(1.0) million was recorded in net interest expense for the years ended December 25, 2004, December 27, 2003 and December 28 2002, respectively.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the year in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. Most of the balance at the end of 2003 was recorded as a component of cost of sales in 2004. Approximately $15.8 million and $5.0 million was recorded in foreign exchange loss as a component of other expense in 2003 and 2002, respectively. As of December 25, 2004, December 27, 2003 and December 28, 2002, the balance in other comprehensive loss was a $0.5 million, $0.7 million and $4.9 million loss net of tax, respectively. The change in the balance in other comprehensive loss was a net gain (loss) of $0.2 million, $4.2 million and $(4.9) million during the years ended December 25, 2004, December 27, 2003 and December 28, 2002, respectively. The ineffective portion in other expense was immaterial.

The Company intends to refinance its $100 million notes that are due in 2006. To protect itself from the risk of higher interest rates, in 2005, the Company entered into an agreement to lock in a fixed 10-year treasury rate of approximately 4.70 percent, as compared with a current market rate of approximately 4.35 percent, that will provide the base interest for the debt to be issued in the refinancing. This fixed interest rate will be increased by the Company’s market credit spread that exists at the time the debit is issued to result in the new debt’s effective interest rate. This derivative has been designated as a cash flow hedge and will be recorded at its fair value on a quarterly basis. Pending the issuance of the new debt, any gains or losses, to the extent they represent an effective hedge, will be recorded as a component of other comprehensive income. Any gain or loss existing in other comprehensive income at the time the new debt is issued will be recorded as component of interest expense over the life of the new debt.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts and put options to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the years 2004, 2003 and 2002, the Company recorded pretax net losses associated with these hedges of $23.6 million, $11.0 million and $2.6 million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

The Company’s derivative financial instruments at December 25, 2004 and December 27, 2003 consisted solely of the financial instruments summarized above. All of the contracts, with the exception of the interest rate swaps, mature within 12 months. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature as well as cross currency external payables and receivables, or forecast purchase commitments.

The Company’s theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and that such losses, if any, would not be material. The Company also is exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be substantially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued loss was $0.6 million, $4.4 million and $4.2 million, at December 25, 2004, December 27, 2003 and December 28, 2002, respectively, and was recorded either in accrued liabilities or non-trade amounts receivable depending upon the net position of the individual contracts. While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity. The notional amounts listed in the table above change based upon the Company’s outstanding exposure to fair value fluctuations.

In order to hedge against the impact of a strengthening U.S. dollar in 2005, in January 2005, the Company entered into ten option agreements, eight of which hedge a portion of its net equity investments denominated in euros and two of which are deemed speculative because they do not meet the requirements for hedge accounting. The options each have a strike price of approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options is to protect the value of the Company’s euro net equity and cash flows with a floor of approximately 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options have a combined notional value of 49.4 million euro and expire at various points during 2005 and the speculative options have a combined notional value of 20.5 million euro and expire in September and October of 2005. Should the exchange rate stay above the strike prices of the options immediately prior to their expiration, the Company will allow them to expire unexercised. At the end of each quarter, the Company will revalue the open options and record any change in the fair value as a component of other comprehensive income for the eight equity hedge options or as a component of other income for the two speculative options. The Company paid $1.1 million for these options which will be recorded in other expense during 2005 as part of the revaluation to market. These arrangements are similar to ten option agreements the Company entered into in the beginning of 2004, all of which hedged net equity. During the year the exchange rate immediately prior to each of the options’ expiration date was above the strike price of approximately 1.1781 U.S. dollars to the euro so all agreements were allowed to expire unexercised. The $1.7 million that the Company paid for those options was recorded in other expense during 2004.

Note 7: Investments

In 2002, the Company began a program to hedge, for the following twelve months, certain foreign cash flows generated in euro, Japanese yen, Korean won and Mexican peso. In this program, the Company utilized forward contracts coupled with high-grade U.S. dollar denominated securities. The securities purchased were classified as available-for-sale with gains or losses on these securities recorded as a component of other comprehensive loss until maturity or sale, at which time any accumulated gains or losses were recorded as a component of net income. The forward contracts were considered cash flow hedges as discussed in Note 6 to the consolidated financial statements and gains or losses were recorded as a component of other comprehensive income until the securities were sold. These investment securities had maturities of less than three months and were recorded as a cash equivalent. At December 25, 2004, December 27, 2003 and December 28, 2002, the Company had no investments outstanding. During 2003 and 2002, the Company sold available-for-sale securities and generated $105.5 million and $106.7 million, respectively, of proceeds and recorded in other expense realized losses of $16.1 million and $6.2 million, respectively, based upon specific identification. No such amounts were incurred in 2004.

The program hedged foreign cash flows but also had the effect of largely mitigating the foreign exchange impact on the net income comparison, for the currencies in the program, between 2003 and 2002 and between 2002 and 2001. In the fourth quarter of 2002, the Company elected to terminate the Mexican peso portion of this program as a result of significant declines in Mexican operations and the higher relative cost of Mexican peso forward contracts and immediately recognized a $1.2 million gain in other expense which had been previously deferred. Additionally, as the cost of the program increased, the Company determined that the cost of the program exceeded the benefit and no new contracts for the other currencies were entered with maturities subsequent to December 27, 2003.

On September 30, 2004, the FASB issued FSP 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 - 20 of Emerging Issues Task Force (EITF) Issue 03-1, Meaning of Other-than-temporary Impairment and its Application to Certain Investments. Disclosures required by paragraphs 21 and 22 of 03-1 are not deferred. The EITF is applicable for debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124 Accounting for Certain Investments Held by Not-for-profit Organizations. It is also applicable to equity securities that are not accounted for under FAS 115 and not accounted for under the equity method. The EITF provides a methodology for evaluating whether an impairment is other than temporary and would therefore require a write down of the investment to clarify existing guidance. The Company does not maintain any investments to which either the EITF or the FSP apply and as such neither has any immediate impact. Should the Company acquire such securities at a future date; the guidance would be applicable and be considered in making impairment determinations.

Note 8: Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provides for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned approximately $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. The loans have annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans are outstanding, will be applied toward interest due. During 2004, two participants left the Company and sold, at the current market price, 36,882 shares to the Company to satisfy loans totaling $0.7 million. Also during 2004, a participant left the Company and made a $0.7 million cash payment to satisfy the loan obligation and another participant elected to make a voluntary advance loan payment of $0.6 million. During 2003, one participant left the Company and sold, at current market price, 30,100 shares to the Company to satisfy loans totaling $0.6 million with the balance of approximately $0.1 million satisfied with a cash payment from the participant. During 2002, three participants left the Company and sold, at the current market price, 78,000 shares to the Company to satisfy loans totaling $1.3 million. Under the terms of the MSPP, if the Company’s stock price per share is below the market issue price at the scheduled principal repayment dates, the Company will make cash bonus payments equal to the amount the value of the stock is below its purchase price, up to 25 percent of the outstanding principal on the loan then due. For each share purchased, an option on two shares was granted under the 2000 Incentive Plan. See Note 12 to the consolidated financial statements. The loans have been recorded as subscriptions receivable and are secured by the shares purchased. Principal amounts are due as follows: $2.5 million in 2005; $2.7 million in 2006; $0.2 million in 2007; $5.0 million in 2008 and $0.4 million in 2009. No further loans or sales of stock are being made under this Plan.

On November 30, 1998, the Company made a non-recourse, non-interest bearing loan of $7.7 million (the loan) to its chairman and chief executive officer (chairman), the proceeds of which were used by the chairman to buy in the open market 400,000 shares of the Company’s common stock (the shares) at an average price of $19.12 per share. The shares are pledged to secure the repayment of the loan. The loan has been recorded as a subscription receivable and is due November 12, 2006, with voluntary prepayments permitted commencing November 12, 2002. Ten percent of any annual incentive plan cash bonus award to the chairman is being applied against the balance of the loan. As the loan is reduced by voluntary payments after November 12, 2002, the lien against the shares will be reduced. The subscription receivable is reduced as payments are received. In late 2000, the loan and related agreements were assigned to a subsidiary of the Company. The outstanding loan balance was $7.4 million and $7.5 million at December 25, 2004 and December 27, 2003, respectively.

Note 9: Accumulated Other Comprehensive Loss

(In millions)	2004	2003
Foreign currency translation adjustments	$(169.2)	$(204.9)
Net equity hedge (loss) gain	(2.5)	12.6
Minimum pension liability	(5.6)	(3.8)
Deferred loss on cash flow hedges	(0.5)	(0.7)

Total	$(177.8)	$(196.8)

In 2004, a $3.2 million foreign currency translation adjustment was reclassified as a loss to net income as a result of the Company’s liquidation of a foreign finance subsidiary. See Note 7 to the consolidated financial statements for reclassifications to net income related to cash flow hedges.

Note 10: Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2004	2003	2002
Domestic	$2.3	$(29.0)	$61.7
Foreign	99.7	85.6	55.7

Total	$102.0	$56.6	$117.4

The provision (benefit) for income taxes was as follows:

(In millions)	2004	2003	2002
Current:
Federal	$8.4	$(4.0)	$—
Foreign	19.1	37.6	17.3
State	1.5	0.6	0.6

	29.0	34.2	17.9

Deferred:
Federal	(20.9)	(10.6)	5.0
Foreign	8.7	(13.7)	3.8
State	(1.7)	(1.2)	0.6

	(13.9)	(25.5)	9.4

Total	$15.1	$8.7	$27.3

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2004	2003	2002
Amount computed using statutory rate	$35.7	$19.8	$41.1
(Reduction) increase in taxes resulting from:
Net benefit from repatriating foreign earnings	(1.4)	(6.4)	(11.3)
Foreign income taxes	(12.7)	(7.5)	1.6
Change in valuation allowance for deferred tax assets	(1.8)	1.5	0.1
Foreign and domestic tax audit adjustments	(2.1)	—	—
Other	(2.6)	1.3	(4.2)

Total	$15.1	$8.7	$27.3

In 2004, 2003 and 2002, the Company recognized $0.2 million, less than $0.1 million, and $0.8 million, respectively, of benefits for deductions associated with the exercise of employee stock options. These benefits were added directly to paid-in capital, and are not reflected in the provision for income taxes.

Deferred tax (liabilities) assets are composed of the following:

(In millions)	2004	2003
Depreciation	$(0.7)	$(3.3)
Other	(3.3)	(0.8)

Gross deferred tax liabilities	(4.0)	(4.1)

Credit and net operating loss carry forwards	105.5	67.8
Fixed assets basis differences	32.6	47.2
Employee benefits accruals	16.0	15.9
Postretirement benefits	15.5	15.6
Inventory	18.8	22.0
Accounts receivable	9.7	8.3
Other accruals	39.1	46.4

Gross deferred tax assets	237.2	223.2

Valuation allowances	(23.1)	(32.4)

Net deferred tax assets	$210.1	$186.7

At December 25, 2004, the Company had domestic federal and state net operating loss carry forwards of $27.5 million, separate state net operating loss carry forwards of $39.4 million, and foreign net operating loss carry forwards of $148.7 million. Of the total foreign and domestic net operating loss carry forwards, $132.1 million expire at various dates from 2005 to 2024, while the remainder have unlimited lives. During 2004, the Company realized net benefits of $3.0 million related to foreign net operating loss carry forwards. At December 25, 2004, the Company had estimated foreign tax credit carry forwards of $25.7 million, most of which expire in 2013 if not utilized. At December 25, 2004 and December 27, 2003, the Company had valuation allowances against certain deferred tax assets totaling $23.1 million and $32.4 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management’s best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The Company paid income taxes, net, in 2004, 2003 and 2002 of $45.8 million, $35.7 million and $20.6 million, respectively. The Company has a foreign subsidiary which receives a tax holiday which will expire in 2007 if not renewed or extended. There are various factors which may impact the amount of the annual benefit derived from the tax holiday. The net benefit of this tax holiday in 2004 was approximately $2 million.

On December 21, 2004, the FASB issued two FSPs which address issues related to recently enacted tax legislation. FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004, clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act should be accounted for as a special deduction as opposed to a rate reduction. Any benefit to the Company will be treated as a credit in the year in which the qualifying income is earned, limited by a percentage of wages paid. The Company does not expect any significant benefit from this provision.

FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides accounting and disclosure guidance for the special one-time dividends received deduction allowed by the act on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company has $234.6 million of undistributed earnings of international subsidiaries. The Company has not provided for U.S. deferred income taxes on these undistributed earnings because of its intention to permanently reinvest these earnings. The deduction is subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions of the American Jobs Creation Act. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. Based on the Company’s analysis, it is possible that the Company may repatriate some amount between $0 and $200 million, with the respective tax liability ranging from $0 to $12 million. The Company expects to be in a position to finalize this analysis in 2005.

Note 11: Retirement Benefit Plans

Pension Plans. The Company has various defined benefit pension plans covering substantially all domestic employees, except those employed by BeautiControl, and certain employees in other countries. In addition to providing pension benefits, the Company provides certain postretirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Most employees and retirees outside the United States are covered by government healthcare programs. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company and satisfy certain years of service requirements. The medical plans are contributory for post-1994 retirees, with retiree contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides new prescription drug benefits under Medicare as well as providing for a federal subsidy to be paid to plans that are at least actuarially equivalent to Medicare in their prescription drug plans. In accordance with the provisions of FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, the Company elected to defer including the impact of the act in its accumulated benefit obligation or net periodic postretirement benefit cost during 2003. In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and was effective for the third quarter of 2004. Although regulations regarding the determination of actuarial equivalence have not yet been finalized, the Company, in consultation with its actuaries and based upon available guidance, has determined that the plan will qualify. As this determination is based on preliminary guidance, it is possible that the following information could change once all guidance related to this matter has been issued. The Company has elected prospective adoption of the FSP guidance and has remeasured the accumulated benefit obligation of its United States postretirement benefit plan as of July 1, 2004. As part of the remeasurement, the assumptions were reviewed and the discount rate was changed from 6.0% to 6.25% in calculating the obligation. The impact of the subsidy reduced the accumulated postretirement benefit obligation by $7.7 million to $57.2 million at the remeasurement date. The effect of the subsidy on the net periodic postretirement benefit cost for 2004 was to reduce the interest cost by $0.2 million and the amortization of the actuarial loss by $0.2 million.

On December 23, 2003, the Board released a revised SFAS No. 132, Employer’s Disclosure about Pensions and Other Postretirement Benefits. The additional disclosure required by the revised standard is included below. Disclosure related to estimated future benefit payments and disclosure of information about foreign plans was effective for fiscal years ending after June 15, 2004 and has also been included below.

The Company has the right to modify or terminate these plans. The Company uses a December measurement date for the majority of its plans. The funded status of the plans was as follows:

	U.S. plans				Foreign plans Pension benefits
	Pension benefits		Postretirement benefits
(In millions)	2004	2003	2004	2003	2004	2003
Change in benefit obligations:
Beginning balance	$40.3	$35.9	$64.5	$51.5	$61.0	$52.3
Service cost	2.3	1.6	0.8	0.8	2.7	2.2
Interest cost	2.5	2.4	3.6	3.9	2.9	2.5
Actuarial (gain) loss	6.7	3.3	0.1	13.1	9.0	1.8
Benefits paid	(3.3)	(2.9)	(4.5)	(4.8)	(4.8)	(5.4)
Impact of exchange rates	—	—	—	—	4.0	8.9

Ending balance	$48.5	$40.3	$64.5	$64.5	$74.8	$62.3

Change in plan assets at fair value:
Beginning balance	$25.3	$20.4	$—	$—	$23.4	$18.4
Actual return on plan assets	2.6	4.7	—	—	3.3	1.4
Company contributions	0.6	3.4	5.3	4.8	5.0	5.4
Plan participant contributions	—	—	—	—	0.2	0.2
Benefits and expenses paid	(3.6)	(3.2)	(5.3)	(4.8)	(4.8)	(5.4)
Impact of exchange rates	—	—	—	—	1.5	3.4

Ending balance	$24.9	$25.3	$—	$—	$28.6	$23.4

Funded status of the plan	$(23.6)	$(14.9)	$(64.5)	$(64.5)	$(46.2)	$(38.9)
Unrecognized actuarial loss (gain)	12.6	8.9	25.1	24.6	1.6	(0.4)
Unrecognized net prior service cost (benefit)	1.5	(0.1)	(0.9)	(1.0)	—	—
Unrecognized net transaction (asset) liability	—	—	—	—	0.1	0.2
Impact of exchange rates	—	—	—	—	—	(0.1)

Accrued benefit cost	$(9.5)	$(6.1)	$(40.3)	$(40.9)	$(44.5)	$(39.2)

Weighted average assumptions:
Discount rate	5.8%	6.0%	5.8%	6.0%	4.5%	4.1%
Return on plan assets	8.5	8.5	n/a	n/a	5.1	4.8
Salary growth rate	4.8	4.5	n/a	n/a	2.9	2.7

The accumulated benefit obligation for all defined benefit pension plans at December 25, 2004 and December 27, 2003 was $106.7 million and $88.3 million, respectively. At December 25, 2004 and December 27, 2003, the accumulated benefit obligations of certain pension plans exceeded those plans’ assets. For those plans, the accumulated benefit obligations were $93.0 million and $79.6 million, and the fair value of those plans’ assets were $38.2 million and $37.2 million as of December 25, 2004 and December 27, 2003, respectively. The accrued benefit cost for the pension plans is reported in other liabilities.

The costs associated with the plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost and expenses	$5.0	$4.3	$3.7	$0.8	$0.8	$0.5
Interest cost	5.5	4.9	4.6	3.6	3.9	3.4
Expected return on plan assets	(2.6)	(1.9)	(4.5)	1.0	0.9	0.3
Net amortization and (deferral)	(1.1)	(1.5)	1.0	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$6.8	$5.8	$4.8	$5.3	$5.5	$4.1

Weighted average assumptions:
U.S. plans
Discount rate	6.0%	6.8%	7.3%	6.0%	6.8%	7.3%
Return on plan assets	8.5	8.5	9.0	n/a	n/a	n/a
Salary growth rate	4.8	4.5	4.5	n/a	n/a	n/a
Foreign plans
Discount rate	4.5%	4.5%	4.6%	n/a	n/a	n/a
Return on plan assets	5.1	5.0	5.1	n/a	n/a	n/a
Salary growth rate	2.9	2.8	2.8	n/a	n/a	n/a

The overall long-term rate-of-return-on-assets for the U.S. pension plans was chosen from the range of likely results of compound average annual returns over a 20-year time horizon. The range was calculated by modeling a probable rate-of-return based on historical data for the period 1926-2002 for stocks, bonds and cash and was applied to the Company’s current target asset mix for the plan. The long-term rate-of-return for foreign pension plans was also selected from probable returns based on historical data as well as industry trends.

The assumed healthcare cost trend rate was 10.0 percent for both post-65 participants and pre-65 participants, decreasing to 5.0 percent in 2010. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

(In millions)	One percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$0.5	$(0.4)
Effect on post-retirement benefit obligation	5.5	(4.9)

The Company’s weighted-average asset allocations at December by asset category were as follows:

Asset Category	2004		2003
	U.S. plans	Foreign plans	U.S. plans
Equity securities	63%	62%	63%
Debt securities	37	20	37
Cash and money market investments	—	18	—

Total	100%	100%	100%

The Company’s specific return objective on its U.S. pension plan is to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60% in equity securities and 40% in fixed income securities. The Company has adopted the following asset class allocations for its U.S. pension plan: 62% in equity securities (32% large U.S. stocks, 20% small U.S. stocks, and 10% international stocks) and 38% fixed income securities (37% bonds and 1% U.S. cash equivalents). At each quarter end, the asset classes may be rebalanced to obtain the target asset mix if the percentages fall outside of acceptable range variances. The investment policy is reviewed from time to time to ensure consistency with the long-term objective of funding at least 90 percent of the plan’s current liability. Options, derivatives, forwards, futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. Transactions that would jeopardize the tax-exempt status of the plan are not allowed. Lending of securities may be permitted in cases in which an appropriate gain can be realized. The Company does not invest in any of its own stock, however, this restriction does not prevent investment in insurance company accounts, other commingled or mutual funds, or any index funds which may hold securities of the Company. Additional guidelines for investment managers selected by the Company to manage equity securities prohibit the securities of one company or affiliated group, other than U.S. government securities, to exceed 10 percent of the portfolio and that no more than 20 percent of a separately managed portfolio be invested in any one industry, unless that industry represents greater than 20 percent of the benchmark market index. International equity investments shall be diversified by country and by industry and primarily includes securities listed on significant exchanges. Equity portfolios may include a small portion of convertible bonds and preferred stock but these securities do not substitute as bonds within the portfolios. Investment managers selected by the Company to manage the fixed income investments are also prohibited from holding more than 10 percent in any one company or affiliated group of companies, other than U.S. government securities, and from holding more than 20 percent of investments in any one industry. In addition, no more than 20 percent of the fixed income portfolio may be invested in foreign securities and no more than 20 percent of the portfolio may be invested in below investment grade securities.

The Company’s return objective for its foreign plans is to achieve approximately 6.3% to 6.5% return. To achieve this return, the larger foreign plans’ weighted average target allocations for its investments are 60% equity securities, 22% fixed income securities and 18% cash and money market investments.

The Company expects to contribute $11.0 million to its U.S. and foreign pension plans and $4.7 million to its other U.S. postretirement benefit plan in 2005.

The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are based upon various levels of employee participation. The total cost of these plans was $2.3 million in 2004, $4.6 million in 2003, and $4.7 million in 2002.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company’s foreign and U.S. plans:

	Pension benefits	Postretirement benefits
2005	$4.5	$4.7
2006	5.3	4.4
2007	5.3	4.6
2008	7.1	4.7
2009	7.8	4.8
Years 2010-2014	46.9	25.3

Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 discussed above, the Company expects subsidy receipts of $6.0 million from 2005 through 2014 related to these prescription drug benefits.

Note 12: Incentive Compensation Plans

Incentive Plans. Certain officers and other key employees of the Company participate in the Tupperware Corporation 2002, 2000 and 1996 Incentive Plans (the Incentive Plans). Annual performance awards and awards of options to purchase Tupperware shares and of restricted stock are made under the Incentive Plans. For the 2002 Incentive Plan, the total number of shares available for grant was 2,850,000 of which 200,000 shares may be used for restricted stock awards. For the 2000 Incentive Plan, the total number of shares available for grant was 4,000,000 of which 200,000 shares may be used for restricted stock awards. For the 1996 Incentive Plan, the total number of shares available for grant was 7,600,000 of which 300,000 shares may be used for restricted stock awards. As of December 25, 2004, shares available for award under the Incentive Plans totaled 2,090,341, of which 234,844 could be granted in the form of restricted stock.

Other than the 157,118 options exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding options granted in 2004 and 2003 vest in one-third increments on the anniversary of the grant date in each of the following three years. Other than options on 25,000 shares which vest three years from the date of grant, outstanding options granted in 2002 vest in one-third increments over the next three years from the date of grant. Options granted under the MSPP vest seven years after the date of grant; however, vesting may be accelerated beginning three years after the grant date if certain stock appreciation goals are attained. See Note 8 to the consolidated financial statements. Outstanding restricted shares have initial vesting periods ranging from 1 to 4 years. All outstanding options have exercise periods that are 10 years from the date of grant.

Director Plan. Under the Tupperware Corporation Director Stock Plan (Director Plan), non-employee directors are obligated to receive one-half of the amount of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or stock options. Options granted to directors become exercisable on the last day of the fiscal year in which they are granted, have a term of 10 years and have an exercise price that compensates for the foregone cash retainer. In addition, beginning in fiscal 2002 each non-employee director on the date of the Company’s annual meeting of shareholders receives an automatic annual grant of a stock option. This option entitles the director to purchase four thousand shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date of the grant in order to compensate the directors at a competitive level with directors of comparable companies. This option may be exercised immediately and for a ten-year period from the date of grant. The number of shares initially available for grant under the Director Plan and the number of shares available as of December 25, 2004, were 300,000 and 46,532, respectively.

Beginning in 2003, stock options granted under the plans noted above have been expensed under the fair-value-based method. See Note 1 to the consolidated financial statements.

Earned cash performance awards of $12.2 million, $7.6 million and $4.4 million were included in the consolidated statement of income for 2004, 2003 and 2002, respectively.

Stock option and restricted stock activity and information about stock options for the Incentive Plans and the Director Plan are summarized in the following tables.

Stock options	Shares subject to option	Weighted average option price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 29, 2001	10,502,658	$20.92	3,133,308	$25.70
Granted	1,296,830	16.43
Expired	(207,833)	24.91
Forfeited	(530,050)	23.51
Exercised	(342,245)	14.75

Balance at December 28, 2002	10,719,360	20.32	4,324,480	23.72
Granted	682,300	14.61
Expired	(457,595)	22.22
Forfeited	(336,160)	19.05
Exercised	(66,528)	13.31

Balance at December 27, 2003	10,541,377	19.87	6,087,914	21.70
Granted	588,100	18.16
Expired	(295,217)	26.53
Forfeited	(88,178)	16.18
Exercised	(252,092)	16.43

Balance at December 25, 2004	10,493,990	19.61	7,572,413	20.78

Restricted stock	Shares outstanding	Shares available for issuance
Balance at December 29, 2001	24,000	84,726
Increase in shares available due to adoption of 2002 Incentive Plan		200,000
Shares transferred from stock option pool		114,618
Shares transferred to stock option pool		(25,000)
Awarded	5,000	(5,000)
Canceled	(1,000)	1,000
Vested	(9,000)	—

Balance at December 28, 2002	19,000	370,344
Shares transferred from stock option pool		84,500
Awarded	108,000	(108,000)
Vested	(5,000)	—

Balance at December 27, 2003	122,000	346,844
Awarded	112,000	(112,000)
Vested	(9,000)	—

Balance at December 25, 2004	225,000	234,844

Stock Options Outstanding As of December 25, 2004	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life	Average exercise price	Shares	Average exercise price
$ 8.40 - $12.08	59,850	5.2	$9.78	59,850	$9.78
$13.31 - $16.23	3,312,899	6.4	15.79	1,105,722	15.82
$17.53 - $25.29	6,426,300	5.0	19.61	5,711,900	19.67
$25.55 - $34.28	259,716	0.8	32.88	259,716	32.88
$39.88 - $42.25	435,225	1.4	42.24	435,225	42.24

	10,493,990	5.2	19.61	7,572,413	20.78

Through 2002, the Company used the intrinsic value method of accounting for stock-based compensation. Beginning in 2003, the Company has used the fair-value-based method of accounting for stock-based compensation. The Company has estimated the fair value of its option grants. The weighted average fair value of 2004 grants was $4.79 per share under option. See Note 1 to the consolidated financial statements for pro forma presentation had fair value estimates been used to record compensation expense in the consolidated statements of income for the earlier years’ grants. Compensation expense associated with restricted stock grants is equal to the fair market value of the shares on the date of grant and is recognized ratably over the required holding period. Compensation expense associated with restricted stock grants was about $0.6 million in 2004.

Note 13: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Worldwide sales of BeautiControl brand products totaled $128.9 million, $99.9 million and $73.9 million in 2004, 2003 and 2002, respectively.

As a result of a change in management reporting structures, effective with the beginning of the Company’s 2002 fiscal year, the Company is reporting the United States and Canada as a Tupperware North America business segment and BeautiControl operations outside North America have been included in their respective geographic segments.

(In millions)	2004	2003	2002
Net sales[a]:
Europe	$597.0	$546.0	$426.7
Asia Pacific	208.6	222.5	211.8
Latin America	105.5	102.6	130.9
North America	195.0	230.2	277.9
BeautiControl North America	118.2	92.7	75.4

Total net sales	$1,224.3	$1,194.0	$1,122.7

Segment profit (loss):
Europe	$133.4	$110.0	$88.3	[b]
Asia Pacific	20.8	17.6	35.7	[b]
Latin America	10.4	3.1 [b]	6.2	[b]
North America	(31.0)	(22.4)	30.4
BeautiControl North America	8.0	5.1	5.9

Total segment profit	141.6	113.4	166.5
Unallocated expenses	(32.7)[c]	(40.5)[c]	(20.9)[b,c]
Other income	13.1 [c,d]	4.3 [c]	14.4[c]
Re-engineering and impairment charges	(7.0)[b]	(6.8)[b]	(20.8)[b]
Interest expense, net	(13.0)	(13.8)	(21.8)

Income before income taxes	$102.0	$56.6	$117.4

Depreciation and amortization:
Europe	$21.4	$21.0	$16.8
Asia Pacific	7.7	7.4	7.6
Latin America	5.8	7.6	8.2
North America	12.5	11.6	12.5
BeautiControl North America	1.3	1.3	1.4
Corporate	2.1	3.7	2.3

Total depreciation and amortization	$50.8	$52.6	$48.8

Capital expenditures:
Europe	$19.6	$18.2	$16.6
Asia Pacific	7.9	5.9	9.2
Latin America	3.1	2.9	4.4
North America	7.1	9.0	12.3
BeautiControl North America	1.9	1.2	1.5
Corporate	4.0	2.8	2.9

Total capital expenditures	$43.6	$40.0	$46.9

Identifiable assets[a]:
Europe	$293.4	$282.8	$242.0
Asia Pacific	133.9	125.5	121.5
Latin America	95.2	102.3	112.7
North America	137.9	150.0	159.3
BeautiControl North America	67.1	66.5	64.4
Corporate	255.7	188.8	138.8

Total identifiable assets	$983.2	$915.9	$838.7

a.	Certain prior year amounts have been reclassified to conform with current year presentation.
b.	The re-engineering and impairment charges line provides for severance and other exit costs. In addition, unallocated expenses include $0.1 million for internal and external consulting costs incurred in connection with re-engineering in 2002. In 2002, $1.6 million was recorded as a reduction of Europe segment profit related to the write down of inventory and reserves for receivables as a result of exiting the direct sales business of the Company’s United Kingdom operations. Also, 2002 Asia Pacific segment profit was reduced by $2.7 million related to costs associated with the closure of one of the Company’s Japanese manufacturing/distribution facilities. In addition, $0.1 million was recorded as a reduction of Latin America segment profit primarily as a result of reserves for receivables as a result of a restructure of BeautiControl operations in Mexico. As part of re-engineering actions, in 2002, the Company sold its former Spanish manufacturing facility, its Convention Center complex in Orlando, Florida and one of its Japanese manufacturing/distribution facilities generating pretax gains of $21.9 million, $4.4 million and $13.1 million, respectively. The Spanish and Japanese gains were included in the Europe and Asia Pacific segments, respectively, and the Convention Center gain was recorded in other income. Total after-tax impact of these costs (gains) was $4.3 million, $3.1 million, and $(8.5) million in 2004, 2003 and 2002, respectively. See Note 2 to the consolidated financial statements.
c.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2004, 2003 and 2002, pretax gains from these sales were $11.6 million, $3.7 million and $10.0 million (which exclude the convention center gain noted above), respectively, and were recorded in other income in the table above. Internal costs for management incentives directly related to these sales were $0.3 million, $0.2 million and $1.4 million in 2004, 2003 and 2002, respectively, and were recorded in unallocated expenses.
d.	During 2004, the Company recorded a pretax gain of $1.5 million as a result of an insurance recovery from hurricane damage suffered at the Company’s headquarters location in Orlando, Florida. This gain is included in other income in the table above.

Sales and segment profit in the preceding table are from transactions with customers. Inter-segment transfers of inventory are accounted for at cost. Sales generated by product line with the exception of BeautiControl products shown below are not captured in the financial statements and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Export sales were insignificant. Sales to customers in Germany were $252.6 million, $233.7 million, and $177.1 million in 2004, 2003 and 2002, respectively. There was no other foreign country in which sales were material to the Company’s total sales. Sales of Tupperware and BeautiControl products to customers in the United States were $296.6 million, $306.7 million, and $336.5 million in 2004, 2003 and 2002, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash, buildings and assets maintained for general corporate purposes. The United States was the only country with long-lived assets greater than 10 percent of the Company’s total assets at December 25, 2004. As of the end of 2004, 2003 and 2002, respectively, long-lived assets in the United States were $98.1 million, $106.8 million, and $110.5 million.

As of December 25, 2004 and December 27, 2003, the Company’s net investment in international operations was $83.5 million and $23.3 million, respectively. The Company is subject to the usual economic risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Note 14: Commitments and Contingencies

The Company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues. The Company believes that it is remote that the Company’s contingencies will have a material adverse effect on its financial position, results of operations or cash flow.

Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company’s former parent, and Tupperware, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents.

Operating leases. Rental expense for operating leases totaled $28.9 million in 2004, $32.1 million in 2003, and $35.4 million in 2002. Approximate minimum rental commitments under noncancelable operating leases in effect at December 25, 2004, were: 2005 – $19.2 million; 2006 – $10.4 million; 2007 – $5.3 million; 2008 – $3.8 million; and after 2008 – $3.9 million.

Note 15: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 25, 2004 and December 27, 2003.

(In millions, except per share amounts)	First quarter	Second quarter		Third quarter		Fourth quarter
Year ended December 25, 2004:
Net sales [a]	$300.9	$306.4		$259.3		$357.7
Gross margin [a]	197.2	203.7		168.4		229.6
Net income	14.5	23.7	[b]	12.9	[b]	35.8	[b]
Net income per share:
Basic	0.25	0.40	[b]	0.23	[b]	0.61	[b]
Diluted	0.25	0.40	[b]	0.22	[b]	0.61	[b]
Dividends declared per share	0.22	0.22		0.22		0.22
Composite stock price range:
High	19.55	19.52		19.43		20.27
Low	16.24	17.31		16.06		16.51
Close	17.02	19.20		16.67		20.24

Year ended December 27, 2003:
Net sales [a]	$276.0	$314.6		$253.4		$350.0
Gross margin [a]	183.2	202.4		161.7		224.0
Net income	6.4	14.1		—		27.4	[c]
Net income per share:
Basic	0.11	0.24		—		0.47	[c]
Diluted	0.11	0.24		—		0.47	[c]
Dividends declared per share	0.22	0.22		0.22		0.22
Composite stock price range:
High	15.95	16.18		16.78		17.03
Low	12.18	13.70		13.40		13.23
Close	14.00	14.27		13.40		16.92

a.	Certain prior year, as well as the first three quarters of 2004, amounts have been reclassified to conform with current year presentation
b.	Includes pretax re-engineering and impairment costs of $0.7 million ($0.4 million after-tax), $1.8 million ($1.1 million after-tax), and $4.5 million ($2.8 million after-tax) in the second, third, and fourth quarters, respectively. See Note 2 to the consolidated financial statements.
c.	Includes pretax re-engineering and impairment costs of $6.9 million ($3.1 million after-tax). See Note 2 to the consolidated financial statements.

Note 16: Rights Agreement

In 1996, the Company adopted a shareholders’ rights plan with a duration of 10 years, under which shareholders received a right to purchase one one-hundredth of a share of preferred stock for each right owned. The preferred shares are cumulative and are superior to common shares with regard to dividends. Each share is entitled to 100 votes on all matters submitted to the shareholders for a vote. The rights are exercisable if 15 percent of the Company’s common stock is acquired or threatened to be acquired, and the rights are redeemable by the Company if exercisability has not been triggered. Under certain circumstances, if 50 percent or more of the Company’s consolidated assets or earning power are sold, a right entitles the holder to buy shares of the Company equal in value to twice the exercise price of each right. Upon acquisition of the Company by a third party, a holder could receive the right to purchase stock in the acquirer. The foregoing percentage thresholds may be reduced to not less than 10 percent. To date, there have been no preferred shares issued in connection with this plan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tupperware Corporation:

We have completed an integrated audit of Tupperware Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Tupperware Corporation and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 25, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Orlando, Florida

March 9, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) ) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were effective as of the end of the period covered by this report. The Company’s assessment of the internal control over financial reporting as of December 25, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s fourth quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information as to the Directors of the Registrant set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2005, as well as the information under the caption “Corporate Governance” in such proxy statement, and the information set forth under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in such proxy statement, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information set forth under the caption “Compensation of Directors” of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2005, and the information in such Proxy Statement relating to executive officers’ compensation is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2005, is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Indebtedness of Management” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 2005, is incorporated by reference into this Report.

Item 14. Principal Accounting Fees and Services

The information set fourth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Audit Services” in the Proxy Statement related to the Annual Meeting of Shareholders to be held on May 11, 2005, is incorporated by reference into this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 25, 2004, December 27, 2003 and December 28, 2002;

Consolidated Balance Sheets—December 25, 2004 and December 27, 2003;

Notes to the Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedules

The following consolidated financial statement schedules (numbered in accordance with Regulation S-X) of Tupperware Corporation are included in this Report:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule; and

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 25, 2004.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*1	Underwriting Agreement (Attached to Form S-3 (No. 333-12125) Registration Statement as Exhibit 1 filed with the Commission on September 16, 1996, and incorporated herein by reference).

*2	Distribution Agreement by and among Premark International, Inc., Tupperware Corporation and Dart Industries Inc. (Attached as Exhibit 2 to Tupperware Corporation’s Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.1	Amended and Restated Certificate of Incorporation of Tupperware Corporation (Attached as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Commission on March 4, 1996, and incorporated herein by reference).

*3.2	Amended and Restated By-laws of Tupperware Corporation as amended May 11, 1999 (Attached as Exhibit 3.2 to Form 10-Q for the second quarter of 1999 filed with the Commission on August 9, 1999, and incorporated herein by reference).

*4.1	Rights Agreement, by and between Tupperware Corporation and the rights agent named therein (Attached as Exhibit 4 to the Registrant’s Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

*4.2	Indenture dated as of October 1, 1996, among Tupperware Corporation and The First National Bank of Chicago, as Trustee, (Attached as Exhibit 4(a) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.3	Form of Debt Securities (Attached as Exhibit 4(b) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125), filed with the Commission on September 25, 1996, and incorporated herein by reference).

*4.4	Form of Warrant Agreement, including form of Warrant Certificate (Attached as Exhibit 4(a) to Tupperware Corporation’s Registration Statement on Form S-3 (No. 333-12125) filed with the Commission on September 25, 1996, and incorporated herein by reference).

*10.1	Tupperware Corporation 1996 Incentive Plan as amended through August 10, 2000 (Attached as Exhibit 10.1 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.2	Tupperware Corporation Directors’ Stock Plan as amended November 12, 1998 (Attached as Exhibit 10.2 to Form 10-K filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.3	Form of Change of Control Agreement (Attached as Exhibit 10.2 to Form 10-Q for the third quarter of 1999 filed with the Commission on November 8, 1999, and incorporated herein by reference).

*10.4	Tax Sharing Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10, filed with the Commission on May 22, 1996, and incorporated herein by reference).

*10.5	Employee Benefits and Compensation Allocation Agreement between Tupperware Corporation and Premark International, Inc. (Attached as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10, filed with the Commission on March 4, 1996, and incorporated herein by reference).

*10.6	Credit Agreement dated November 5, 2004, (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on November 8, 2004 and incorporated herein by reference).

*10.7	Form of Franchise Agreement between a subsidiary of the Registrant and distributors of Tupperware products in the United States (Attached as Exhibit 10.7 to Form 10-K filed with the Commission on March 26, 2002, and incorporated herein by reference).

*10.8	Forms of stock option and restricted stock agreements utilized with the Registrant’s officers and directors under certain stock-based incentive plans (Attached as Exhibit 10.1 to Form 8-K filed with the Commission on December 7, 2004 and incorporated herein by reference).

*10.9	Loan Agreement, Promissory Note, and Stock Pledge Agreement dated November 13, 1998, between a subsidiary of Tupperware and E.V. Goings (Attached as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 1998 filed with the Commission on March 24, 1999, and incorporated herein by reference).

*10.10	Management Stock Purchase Plan (Attached to Form S-8 (No. 333-48650) as Exhibit 4.3 filed with the Commission on October 26, 2000 and incorporated herein by reference).

Exhibit Number	Description
*10.11	Form of Promissory Note between Tupperware and various executives (Attached as Exhibit 10.11 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.12	Form of Stock Pledge Agreement between Tupperware and various executives (Attached as Exhibit 10.12 to Form 10-K filed with the Commission on March 20, 2001, and incorporated herein by reference).

*10.13	Tupperware Corporation 2000 Incentive Plan as amended through August 10, 2000 (Filed on Form S-8 (No. 333-50012) on November 15, 2000, and incorporated herein by reference).

*10.14	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings dated June 1, 2003. (Attached as Exhibit 10.2 to Form 10-Q filed with the Commission on August 12, 2003, and incorporated herein by reference).

*10.15	Tupperware Corporation Supplemental Executive Retirement Plan dated June 1, 2003 (Attached as Exhibit 10.3 to Form 10-Q filed with the Commission on August 12, 2003, and incorporated herein by reference).

*10.16	Form of Note Purchase Agreement between a subsidiary of the Registrant and participants in a private placement debt offering of $150 million Senior Notes due July 2011 (Attached as Exhibit 10.1 to Form 10-Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

*10.17	The Registrant’s guaranty agreement with its subsidiary regarding $150 million Senior Notes due July 2011 (Attached as Exhibit 10.2 to Form 10-Q filed with the Commission on August 13, 2001, and incorporated herein by reference).

*10.18	Tupperware Corporation 2002 Incentive Plan (Attached as Exhibit 10.17 to Form 10-K filed with the Commission on March 27, 2003, and incorporated herein by reference).

21	Subsidiaries of Tupperware Corporation as of March 1, 2005.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

*	Document has heretofore been filed with the Commission and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the Commission, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and

Shareholders of Tupperware Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 9, 2005 appearing in the 2004 Annual Report to Shareholders of Tupperware Corporation which is included in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Orlando, Florida

March 9, 2005

TUPPERWARE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 25, 2004

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E.
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 25, 2004	$53.6	$5.5	$—	$(19.1) / F1 2.4 / F2	$42.4
Year ended December 27, 2003	50.5	7.6	—	(8.8) / F1 4.3 / F2	53.6
Year ended December 28, 2002	46.7	10.2	—	(4.2) / F1 (2.2) / F2	50.5

Valuation allowance for deferred tax assets:
Year ended December 25, 2004	$32.4	$(1.8)	$—	$(8.1) / F1 0.6 / F2	$23.1
Year ended December 27, 2003	31.8	1.5	—	(3.3) / F1 2.4 / F2	32.4
Year ended December 28, 2002	40.1	0.1	—	(8.4) / F2	31.8

Allowance for Inventory Obsolescence:
Year ended December 25, 2004	$20.9	$9.9	$—	$1.0 / F2 (5.5) / F3	$26.3
Year ended December 27, 2003	16.1	6.7	—	0.8 / F2 (2.7) / F3	20.9
Year ended December 28, 2002	20.8	5.1	—	(1.0) / F2 (8.8) / F3	16.1

F1	Represents write-offs less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs less inventory sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE CORPORATION (Registrant)

By:	/s/ E.V. Goings
E.V. Goings Chairman and Chief Executive Officer

March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title
/s/ E.V. Goings	Chairman and Chief Executive Officer and Director (Principal Executive Officer)
E.V. Goings

/s/ Michael S. Poteshman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael S. Poteshman

/s/ Timothy A. Kulhanek	Vice President and Controller (Principal Accounting Officer)
Timothy A. Kulhanek

*	Director
Catherine A. Bertini

*	Director
Rita Bornstein, Ph.D.

*	Director
Kriss Cloninger III

*	Director
Clifford J. Grum

*	Director
Joe R. Lee

*	Director
Bob Marbut

*	Director
Angel R. Martinez

* Robert J. Murray	Director

* David R. Parker	Director

* Joyce M. Roché	Director

* M. Anne Szostak	Director

By: /s/ Thomas M. Roehlk Thomas M. Roehlk Attorney-in-fact

March 9, 2005