Form 10-Q
period 2005-04-02
TUPPERWARE CORP
filed 2005-05-10
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 14 weeks ended April 2, 2005

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

As of May 9, 2005, 59,514,042 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

The financial statements of the Registrant included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K of the Registrant for its fiscal year ended December 25, 2004.

The consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring items, which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods presented.

The results for interim periods are not necessarily indicative of trends or results to be expected for a full year.

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	14 Weeks Ended April 2, 2005	13 Weeks Ended March 27, 2004
	(In millions, except per share amounts)
Net sales	$326.4	$300.9
Cost of products sold	114.5	103.7

Gross margin	211.9	197.2

Delivery, sales and administrative expense	175.6	177.7
Re-engineering and impairment charges	6.0	—
Gains on disposal of assets	3.4	1.4

Operating income	33.7	20.9

Interest income	0.6	0.5
Other income	0.1	0.3
Interest expense	4.3	3.2
Other expense	0.3	—

Income before income taxes	29.8	18.5
Provision for income taxes	5.9	4.0

Net income	$23.9	$14.5

Net income per common share:
Basic	$0.41	$0.25

Diluted	$0.40	$0.25

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	April 2, 2005	December 25, 2004
	(In millions)
Cash and cash equivalents	$94.7	$90.9

Accounts receivable	113.0	119.0
Less allowances for doubtful accounts	(16.0)	(15.0)

	97.0	104.0

Inventories	166.4	163.0
Deferred income tax benefits, net	60.0	59.4
Non-trade amounts receivable	28.8	35.8
Prepaid expenses	14.2	12.9

Total current assets	461.1	466.0

Deferred income tax benefits, net	159.6	160.5

Property, plant and equipment	1,123.0	1,131.2
Less accumulated depreciation	(914.7)	(915.2)

	208.3	216.0

Long-term receivables, net of allowances of $24.9 million at April 2, 2005 and $25.7 million at December 25, 2004	42.5	42.6
Goodwill	56.2	56.2
Other assets, net	41.4	41.9

Total assets	$969.1	$983.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	April 2, 2005	December 25, 2004
	(Dollars in millions except per share amounts)
Accounts payable	$67.4	$91.0
Short-term borrowings and current portion of long-term debt	5.1	2.6
Accrued liabilities	190.6	198.5

Total current liabilities	263.1	292.1

Long-term debt	237.8	246.5
Accrued postretirement benefit cost	35.3	35.3
Other liabilities	125.9	118.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	26.1	25.6
Subscriptions receivable	(17.7)	(18.7)
Retained earnings	566.2	560.9
Treasury stock, 2,980,877 shares at April 2, 2005, and 3,542,135 shares at December 25, 2004, at cost	(81.0)	(96.8)
Unearned portion of restricted stock issued for future service	(2.6)	(2.9)
Accumulated other comprehensive loss	(184.6)	(177.8)

Total shareholders’ equity	307.0	290.9

Total liabilities and shareholders’ equity	$969.1	$983.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	14 Weeks Ended April 2, 2005	13 Weeks Ended March 27, 2004
	(In millions)
Operating Activities:
Net income	$23.9	$14.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.0	12.7
Net gains on disposal of assets	(3.3)	(1.1)
Provision for bad debts	1.4	0.9
Net impact of writedown of inventories and change in LIFO reserve	(1.3)	2.2
Changes in assets and liabilities:
Decrease in accounts receivable	2.3	10.5
Increase in inventories	(6.1)	(10.1)
Decrease in accounts payable and accrued liabilities	(30.9)	(5.6)
Increase (decrease) in income taxes payable	2.2	(2.9)
Increase in net deferred income taxes	(0.3)	(7.4)
Other, net	2.2	(0.2)
Net cash impact from hedge activity	4.2	2.6

Net cash provided by operating activities	7.3	16.1

Investing Activities:
Capital expenditures	(9.4)	(9.6)
Proceeds from disposal of property, plant and equipment	6.6	2.2

Net cash used in investing activities	(2.8)	(7.4)

Financing Activities:
Dividend payments to shareholders	(12.9)	(12.9)
Proceeds from exercise of stock options	10.9	0.7
Proceeds from payments of subscriptions receivable	0.2	—
Net increase (decrease) in short-term debt	2.2	(2.0)

Net cash provided by (used in) financing activities	0.4	(14.2)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	—

Net increase (decrease) in cash and cash equivalents	3.8	(5.5)

Cash and cash equivalents at beginning of year	90.9	45.0

Cash and cash equivalents at end of period	$94.7	$39.5

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

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation. The Company’s fiscal year ends on the last Saturday of December, and as a result, the 2005 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2004. In addition, the first quarter of 2005 contained 14 weeks as compared with 13 weeks in the first quarter of 2004.

Note 2: Inventories

Inventories, by component, are summarized as follows (in millions):

	April 2, 2005	December 25, 2004
Finished goods	$102.0	$103.1
Work in process	21.0	18.9
Raw materials and supplies	43.4	41.0

Total inventories	$166.4	$163.0

During the first quarter of 2005 there was a $1.6 million benefit from the reduction of last-in-first-out (LIFO) inventory reserves due to lower LIFO inventories achieved through the sale of products in advance of the capacity shift to be made under the Company’s re-engineering initiative discussed in note 6 to the consolidated financial statements.

Note 3: Accounting for Stock-Based Compensation

Through 2002, the Company accounted for stock options utilizing the intrinsic method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This method results in no stock-based compensation cost when options granted have an exercise price equal to market value at the date of grant. Effective for fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FAS 123”. Awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123.

Note 3: Accounting for Stock-Based Compensation (continued)

The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

(In millions, except per share amounts)

	14 Weeks Ended April 2, 2005	13 Weeks Ended March 27, 2004
Net income	$23.9	$14.5
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.2
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(0.8)	(1.1)

Pro forma net income	$23.6	$13.6

Earnings per share:
Basic – as reported	$0.41	$0.25

Basic – pro forma	$0.40	$0.23

Diluted – as reported	$0.40	$0.25

Diluted – pro forma	$0.40	$0.23

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued a revision of the standard entitled SFAS No. 123(R), “Share Based Payment”. Under the revised standard the Company will be required to recognize compensation expense on any unvested portion of grants not previously accounted for under the fair-value-based method. On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment”. SAB 107 was issued to provide guidance on SFAS 123(R) and its interaction with certain SEC rules and regulations and to provide the SEC Staff views regarding valuation of share-based payment arrangements. On April 14, 2005, the SEC adopted a new rule through release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment”, to amend the effective date of SFAS 123(R) for registrants to fiscal years beginning after December 15, 2005. As such, the standard will be effective for the Company beginning in fiscal 2006. Upon adoption of the final standard, the Company expects to incur approximately $1.0 million in each of 2006 and 2007 of incremental expense if all options vest based on the passage of time. However, certain of the outstanding options contain a provision that accelerates vesting upon achievement of stock price appreciation targets. Achievement of these targets impact the timing and amount of incremental expense to be recognized.

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

Note 4: Net Income Per Common Share (continued)

	14 Weeks Ended April 2, 2005	13 Weeks Ended March 27, 2004
Weighted average number of shares used in the basic earnings per share computation	58.9	58.4
Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	0.9	0.4
Potential common stock excluded in diluted earnings per share because inclusion would have been anti-dilutive	2.5	6.0

Note 5: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the first quarter, were as follows (in millions):

	14 Weeks Ended April 2, 2005	13 Weeks Ended March 27, 2004
Net income	$23.9	$14.5
Foreign currency translation adjustments	(11.6)	1.3
Deferred gain on cash flow hedges, net of tax provision of $0.2 million and $0.3 million for the first quarter 2005 and 2004, respectively	0.4	0.4
Net equity hedge gain (loss), net of tax provision (benefit) of $2.5 million and $(0.3) million for the first quarter 2005 and 2004, respectively	4.4	(0.4)

Comprehensive income	$17.1	$15.8

Accumulated other comprehensive loss is composed of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 9, “Accounting for Derivative Instruments and Hedging Activities”.

Note 6: Re-engineering Costs

The liability balances, included in accrued liabilities, related to re-engineering activity for the three months ended April 2, 2005 and the year ended December 25, 2004 were as follows (in millions):

	April 2, 2005	December 25, 2004
Beginning of year balance	$1.9	$4.4
Provision	6.4	7.8
Accrual adjustments	(0.4)	(0.8)
Cash expenditures:
Severance	(3.5)	(4.2)
Other	(0.2)	(0.8)
Non-cash impairments	(0.1)	(4.5)
Translation impact	—	—

End of period balance	$4.1	$1.9

The accrual adjustment in 2005 relates to the resolution of a litigation claim. The remaining accrual at April 2, 2005 relates primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be largely paid out by the fourth quarter of 2005.

In the first quarter, the Company recorded re-engineering and impairment charges of $6.4 million primarily related to headcount reductions of approximately 250 employees in the Company’s Hemingway, South Carolina manufacturing facility as well as 7 employees in a warehousing facility in Canada. The Company anticipates incurring approximately $1.8 million in additional costs for transferring manufacturing equipment as a result of the re-engineering activities announced in the first quarter of 2005. Also, a benefit in the mid to high single digit millions of dollars is expected from a reduction of the reserve requirements for inventory accounted for under the LIFO method of inventory valuation. This reduction stems from a decrease in United States produced Tupperware inventories as a result of the planned transfer of manufacturing capacity to the Company’s international facilities.

Note 7: Noncash Investing and Financing Activities

During the first quarter of 2005 and 2004, loans from the Company for $0.8 million and $0.6 million, respectively, were settled with common stock that had been purchased under the Management Stock Purchase Plan.

During the first quarter of 2004, the Company sold land and received $11.6 million in notes receivable as part of the sale, which were collected later during 2004.

Note 8: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Worldwide sales of BeautiControl brand products totaled $37.7 million and $27.5 million in the first quarter of 2005 and 2004, respectively.

(In millions)

	14 Weeks Ended April 2, 2005	13 Weeks Ended March 27, 2004
Net sales (a):
Europe	$179.3	$163.4
Asia Pacific	45.6	42.4
Latin America	27.7	22.9
North America	39.2	47.0
BeautiControl North America	34.6	25.2

Total net sales	$326.4	$300.9

Segment profit (loss):
Europe	$38.5	$36.1
Asia Pacific	1.3	0.6
Latin America	1.8	0.7
North America	(3.8)	(12.5)
BeautiControl North America	2.8	(0.5)

Total segment profit	40.6	24.4

Unallocated expenses	(4.5)	(4.6)
Other income (b)	3.4	1.4
Re-engineering and impairment charges	(6.0)	—
Interest expense, net	(3.7)	(2.7)

Income before income taxes	$29.8	$18.5

(a)	Certain prior year amounts have been reclassified to conform with current year presentation.
(b)	Other income for 2005 and 2004 represents gains of $3.4 million and $1.4 million, respectively, in the continuation of the Company’s program to sell land held for development near its Orlando, Florida headquarters site (“land sales”).

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swap agreements to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of net income. The hedging relationships the Company has entered into have been highly effective, and the ineffectiveness recorded as a component of net income for the first quarters ended April 2, 2005 and March 27, 2004 was immaterial.

The Company has an interest rate swap agreement that matures on January 24, 2007, with a notional amount of 6.7 billion Japanese yen. The Company pays a fixed rate payment of 0.63 percent with semi-annual settlements and receives a Japanese yen floating rate based on the LIBOR rate. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced with a large reduction occurring in the second quarter of 2005. The Company, however, currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. As of April 2, 2005, the cumulative loss was $0.6 million. The changes in the cumulative loss for the quarters ended April 2, 2005 and March 27, 2004 were net gains of $0.2 million and $0.1 million, respectively, and were recorded in net interest expense.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in non-trade amounts receivable or accrued liabilities as applicable. As of April 2, 2005, the balance in other comprehensive income was a $0.1 million loss, net of tax. The change in the balance in other comprehensive income was a net $0.4 million gain during each of the quarters ended April 2, 2005 and March 27, 2004. The ineffectiveness recorded as a component of net income was immaterial.

Note 9: Accounting for Derivative Instruments and Hedging Activities (continued)

The Company intends to refinance its $100 million notes that are due in 2006. To protect itself from the risk of higher interest rates, the Company entered into an agreement during the first quarter of 2005 to lock in a fixed 10-year treasury rate of approximately 4.70 percent that will provide the base interest for the debt to be issued in the refinancing. This fixed interest rate will be increased by the Company’s market credit spread that exists at the time the debt is issued to result in the new debt’s effective interest rate. This derivative has been designated as a cash flow hedge and is recorded at its fair value on a quarterly basis. Pending the issuance of the new debt, any gains or losses, to the extent they represent an effective hedge, will be recorded as a component of other comprehensive income. As of April 2, 2005, the balance in other comprehensive income was insignificant. Upon settlement of the hedge, scheduled to coincide with the issuance of the new debt, any gain or loss existing in other comprehensive income will be paid or received in cash and recorded as a component of interest expense over the life of the new debt.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts and put options to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the first quarters of 2005 and 2004, the Company recorded net gains (losses) associated with these hedges of $4.4 million and $(0.4) million, respectively, net of applicable tax in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

In order to hedge against the impact of a strengthening U.S. dollar in 2005, in January 2005, the Company entered into ten option agreements, eight of which hedge a portion of its net equity investments denominated in euros, and two of which were deemed speculative because they do not meet the requirements for hedge accounting. The options each have a strike price of approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options is to protect the value of the Company’s euro net equity and cash flows with a floor of 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expiration dates at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro and expire in September and October of 2005. Should the exchange rate stay above the strike prices of the options immediately prior to their expiration, the Company will allow the options to expire unexercised. At the end of each quarter, the Company revalues the open options and records any change in fair value as a component of other comprehensive income for the eight equity hedge options or as a component of other income or expense for the two speculative options. The Company paid approximately $1.1 million for these options, which will be recorded in other expense during 2005 as part of the revaluation process. During the first quarter of 2005 two of the options with notional amounts of 8.2 million euro were allowed to expire unexercised based on market rates. The impact on other expense as a result of the option expirations and revaluations was immaterial during the first quarter for both years. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. The cost of these options was $1.7 million.

Note 9: Accounting for Derivative Instruments and Hedging Activities (continued)

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions which were primarily with U.S. dollars as of April 2, 2005 were to buy Australian dollars, $22 million, euro, $29 million, and Mexican pesos, $31 million and to sell Swiss francs, $19 million, and Japanese yen, $38 million. In the event the U.S. dollar were to weaken below a rate of 1.256 U.S. dollars to the euro, to the extent the option contracts previously discussed have not yet expired, they will be exercised. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations. On April 8, 2005, the Company reduced its yen hedges, which were mainly of net equity, by the U.S. dollar equivalent of approximately $19 million down to a balance of about $19 million.

Note 10: Revolving Line of Credit

As of April 2, 2005, the Company had a revolving line of credit totaling $200 million which includes an accordion feature allowing the Company, with the lenders’ assent, to increase the credit limit to $250 million. The agreement expires on November 4, 2009. The revolving credit agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the first quarter of 2005, the requirement was $165.6 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter was $267.0 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. Additionally, in order to pay dividends or acquire its own stock, the Company must maintain a fixed charge to coverage ratio of greater than 1.5 after considering the contemplated transaction. The fixed charge coverage ratio is defined as EBITDA divided by the sum of gross interest expense plus dividends. EBITDA represents earnings before income taxes, depreciation and amortization. EBITDA is further defined to exclude unusual, non-recurring gains as well as non-cash charges. The fixed charge coverage ratio is a rolling twelve month calculation and as of April 2, 2005, the Company’s ratio was 2.5.

Note 11: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter were as follows (in millions):

	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Service cost and expenses	$1.3	$1.7	$0.2	$0.3
Interest cost	1.5	1.4	0.9	0.9
Expected return on plan assets	(0.9)	(0.9)	—	—
Net amortization	0.2	0.1	0.3	0.2

Net periodic benefit cost	$2.1	$2.3	$1.4	$1.4

Note 12: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 13: New Pronouncements

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Asset Retirement Obligations”. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations”, to refer to a legal obligation to perform an asset retirement activity for which the timing or method of settlement may be conditional on a future event. FIN 47 requires an entity to record a liability for the fair value of the retirement obligation if it can be reasonably estimated with the offsetting amount being capitalized as part of the asset in accordance with the provisions of SFAS 143. The interpretation does acknowledge that estimating the fair value of the liability may not be possible if there is not enough information, however, it does go on to state the premise is that no asset, except for land, has an indefinite life. FIN 47 is effective for the fourth quarter of 2005. At the time of adoption of this interpretation, the entity is to recognize the cumulative effect as a change in accounting principle. Current information, assumptions, and interest rates as of the date of adoption of FIN 47 are to be used in recognizing the fair value of the obligation and related asset increase. Cumulative accretion of the obligation due to the passage of time and accumulated depreciation are to be recorded for the time period from the date the liability would have been recognized had the provisions of this interpretation been in place at the date of construction or the date the law for certain disposal requirements was enacted, whichever is later. The net impact of recording the cumulative accretion and accumulated depreciation will be reported as a cumulative effect of a change in accounting principle on the income statement. Pro forma disclosure is to be made in a footnote of the amount of the liability for all years presented in the financial statements. Retrospective application of interim financial information is permitted, but not required. Efforts are currently underway to evaluate the impact of this interpretation on the Company.

On December 21, 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for the special one-time dividends received deduction allowed by the act on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company is evaluating its options under the guidance and expects to finalize its analysis in the second half of 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 14 weeks ended April 2, 2005 compared with the 13 weeks ended March 27, 2004, and changes in financial condition during the 14 weeks ended April 2, 2004. The Company’s fiscal year ends on the last Saturday of December and as a result the 2005 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2004. In addition, the first quarter of 2005 contained 14 weeks as compared with 13 weeks in the first quarter of 2004.

The Company’s primary means of distributing its product is through independent sales organizations and individuals, which are also its customers. The majority of the Company’s products are in turn sold to end consumers who are not members of the sales forces. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Overview

Net income in the first quarter of 2005 increased significantly. This was due in part to an increase in sales in all segments except North America. The impact of the extra week in the 2005 quarter was partially offset by a negative impact, particularly in Europe, from the Easter holiday occurring in the first quarter this year versus the second quarter of 2004. These calendar items accounted for about half of the local currency sales increase. Other important factors in the sales increase were increased business-to-business transactions in Europe, more productive sellers in Mexico, increasing contributions from emerging markets and strong growth in sales force in BeautiControl North America.

Although Tupperware North America’s sales were down, there was a substantial reduction in the segment’s loss as a result of cost savings and a reduction in LIFO inventory reserve requirements. The net reengineering and impairment charges of $6.0 million for the quarter were mainly related to headcount reductions resulting from a shift in manufacturing capacity from the Company’s South Carolina facility to other facilities. The other segments also had profit improvements over last year, as would be expected from the increased sales noted above.

First quarter profitability also benefited from a gain on the sale of land held for development which was $2.0 million higher than the same period last year. The impact of favorable foreign exchange rates was offset by higher net interest expense.

The Company was able to continue its strong balance sheet management during the quarter. Cash from operating activities was lower mainly due to a higher payout of year-end payables and interest costs as a result of the fiscal fourth quarter of 2004 ending before the end of December compared with the first quarter of 2005 ending after the end of March. The net debt-to-total capital ratio was slightly better than year end 2004, and at 33 percent was 16 percentage points better than at March 27, 2004. For this ratio, net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity.

Net Sales

Net sales for the first quarter ended April 2, 2005 increased $25.5 million or 8 percent from the same period in 2004. Excluding a $6.8 million positive impact of foreign exchange, primarily due to a stronger euro, net sales increased $18.7 million or 6 percent from the first quarter of 2004. In addition to the impact of the extra week and the timing of Easter in the 2005 quarter discussed above, there was significant improvement in Latin America as well as BeautiControl North America, and modest increases in Europe and Asia Pacific, which were partially offset by a significant decline in the North American Tupperware business. North American Tupperware sales were negatively impacted by a decline in average active sales force. Continued progress in the Company’s emerging markets, particularly Russia and China, also contributed to the sales growth in the first quarter. Overall, emerging market sales increased more than 30 percent to represent seven percent of sales compared with five percent last year. A discussion of the sales results for the Company’s reporting segments is included in the segment results section.

Re-engineering Costs

Refer to note 6 to the consolidated financial statements for a discussion of re-engineering activities and related accruals. The Company anticipates incurring approximately $1.8 million in additional costs in 2005 primarily for transferring manufacturing equipment as a result of re-engineering initiatives launched in the first quarter. Also, a benefit in the mid to high single digit millions of dollars is expected from reduction of the reserve for inventory accounted for under the LIFO method of inventory valuation due to a decrease in U.S. produced inventories as a result of a shift in manufacturing capacity to international facilities. Most of the equipment transfer costs will occur in the second quarter with the LIFO reserve reductions occurring over the remainder of 2005. Both of these items will be reported in cost of products sold. Total re-engineering charges and related costs for all projects currently being evaluated and those already initiated in the first quarter are estimated to be approximately $10 million for the current year before the favorable impact of reduced LIFO reserve requirements.

Gross Margin

Gross margin as a percentage of sales was 64.9 percent and 65.6 percent for the first quarters of 2005 and 2004, respectively. The 2005 reduction reflected a decline in Latin America due to higher proportion of low-margin promotional sales in Mexico and a decline in Europe which was also impacted by higher promotional sales in Italy and Germany. There was a slight decline in Asia Pacific mainly due to product mix in Japan as well as Australia which had higher costs and a higher ratio of support items in sales. Partially offsetting these declines was an increase in BeautiControl North America which was due to a shift in sales mix to a higher percentage of products for consumers and a lower percentage of low margin initial product kits for the sales force. The gross margin rate was up only slightly in North America as the benefit from the reduction of the LIFO reserve in 2005 was offset by increases in per unit manufacturing costs mainly from reduced volume. The first quarter LIFO reserve reduction reflected lower LIFO inventories achieved through the sale of products in advance of the capacity shift to be made under the Company’s re-engineering initiative. Resin costs for the Company have increased but the impact has been mitigated by pricing and a shift in mix resulting in a higher sales contribution from beauty and other non-resin-based products.

Costs and Expenses

Delivery, sales and administrative expense declined as a percentage of sales to 53.8 percent for the first quarter of 2005, compared with 59.1 percent in 2004. Excluding the impact of foreign exchange, the dollar comparison between the first quarter of 2005 and 2004 was lower by about $5 million. The decrease was primarily driven by North America largely due to reduced promotional costs and the impact of prior headcount reductions. Also contributing to the improvement was the fact that the 2004 quarter included approximately $2.5 million of expense in BeautiControl North America related to an executive retirement and legal matters. Specific segment impacts are discussed further in the segment results section.

Net Interest Expense

Net interest expense increased significantly in the first quarter of 2005 as compared with the first quarter of 2004. The $1.0 million increase to $3.7 million of net expense in 2005 was mainly due to higher short term interest rates in the United States as the average outstanding debt was slightly lower. The Company expects full year net expense to be $14 to $15 million.

Tax Rate

The effective tax rate in the first quarter of 2005 was 19.8 percent, representing a decline from 21.5 percent in the first quarter of 2004. The rate decrease was due to a more favorable mix of income related to foreign operations. The effective tax rates for both years were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates. A full year effective tax rate of 22 percent is currently projected.

Net Income

Net income for the quarter increased significantly to $23.9 million or $0.40 per share, as compared with $14.5 million, or $0.25 per share in the first quarter of 2004. The favorable impact of a weaker U.S. dollar, particularly versus the euro, was offset by the higher net interest expense previously discussed. Corporate expenses were in line with prior year as the first quarter of 2005 included an insurance recovery related to an environmental issue of approximately $1.3 million, which was largely offset by increased incentive accruals. Full year corporate expenses are projected at $25 to $27 million and will not include an estimated $0.8 million of stock-based compensation expense as originally anticipated due to the revised compliance date for SFAS 123(R) discussed in note 3 to the consolidated financial statements. There was a $3.4 million pretax gain on the sale of land for development near the Company’s Orlando, Florida headquarters compared with a gain of $1.4 million in the prior year. These amounts were included in gains on disposal of assets in the Company’s income statement. The Company currently anticipates recording an additional pretax gain of approximately $4 million related to land development activity during the remainder of 2005.

Within the segments, Europe had a good increase and Latin America and Asia Pacific increased sharply compared with a small quarterly profit in the prior year. North American Tupperware operations finished the quarter with a significantly lower loss. BeautiControl North America had a $2.8 million profit in the first quarter of 2005 compared with a $0.5 million loss for the 2004 quarter due to the $2.5 million of unusual 2004 expenses noted above. Specific segment profitability is discussed in the segment results section.

International operations generated 79 percent and 77 percent of sales, respectively, in the first quarter of 2005 and 2004 and all of the net segment profit in both periods.

Segment Results (dollars in millions)

Europe

	2005	2004	Increase		Restated* increase	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
First Qtr
Net sales	$179.3	$163.4	$15.9	10%	6%	$6.2	55%	54%
Segment profit	38.5	36.1	2.4	7	3	1.3	95	+

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total

The first quarter sales increase was due primarily to the stronger euro as well as higher business-to-business transactions which resulted in $3.7 million of additional sales versus the first quarter of 2004. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. The Easter holiday fell in the first quarter this year versus the second quarter of 2004, which had a negative impact on sales force activity, which was greatest in the European segment, and offset much of the benefit of the additional week in the quarter. The net of these calendar differences is estimated to have positively impacted the quarterly comparison by a couple of million dollars. Volume increases spurred by larger and more productive average active sales forces in France, Russia, South Africa and the Nordics as well as less discounting in France contributed to the modest increase in local currency sales. This was partially offset by declines in Austria, due to discounting to spur activity, and in Germany, the segment’s largest market, due to volume decreases resulting from lower active sales force. The smaller active sales force in Germany was partially offset by greater productivity and the timing of shipments to distributors. In the second quarter, the Company is investing in promotional programs in an effort to increase the number of sales force recruits and new sales force managers in Germany.

The segment profit increase for the quarter was also mainly due to the impact of the stronger euro. The slight increase in local currency reflected an increase in volume that was partially offset by a less favorable sales mix as well as increased investment in promotional spending.

The expectation for 2005 is for increased sales and profit due to a stronger euro as the Company expects flat sales and a small decrease in local currency profit due to promotional and strategic investments. Nevertheless, the full year segment profit return on sales is expected to remain above 20 percent.

Asia Pacific

	2005	2004	Increase		Restated* increase	Positive (negative) foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
First Qtr
Net sales	$45.6	$42.4	$3.2	8%	6%	$0.8	14%	14%
Segment profit	1.3	0.6	0.7	+	+	(0.1)	3	2

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent increase

First quarter local currency sales were up modestly from last year while the good overall increase reflected the impact of a weaker U.S. dollar, primarily as compared with the Korean won and the Japanese yen. In local currency terms, Australia and China each recorded significant increases in sales. Australia benefited from a larger sales force size that was more productive. The growth in China reflected continued expansion of the business in this emerging market where the number of retail storefronts increased to slightly more than 1,500 compared with approximately 1,000 as of the end of the first quarter of 2004. These increases were offset by a significant decline in Japan, the segment’s largest market. The Japanese decline was due to smaller sales forces which led to the lower sales volume for the quarter. The Company is transitioning this market back to a stronger focus on party plan selling, and away from a focus on selling at a discount to a sales force primarily composed of customer representatives, and from high ticket third party sourced items that do not support the party plan sales method. This is being done through improved communication, training and incentives to potential party hostesses and sellers. As a result of this transition, in this market sales declines are anticipated through at least the remainder of 2005.

The increase in first quarter segment profit was a reflection of the local currency sales increase along with an improved return on sales in China and stabilization in Indonesia. In China, significantly higher sales led to economies of scale. For Asia Pacific in total, this was partially offset by a slight increase in operating expenses, largely due to investments for the expansion of beauty in the Philippines and Malaysia.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of continued delays in anticipated government business regulations, the Company had been unable to renew its license until the first quarter of 2005 when it implemented a new ownership structure. It is expected to take up to six months to transition the Indonesian business to the new structure.

For the full year, Asia Pacific is expected to contribute sales and profit improvements versus 2004, as progress in many of the markets there will offset the impact of lower sales and worse profitability in Japan during the transition discussed above.

Latin America

	2005	2004	Increase		Restated* increase	Negative foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
First Qtr
Net sales	$27.7	$22.9	$4.8	21%	24%	$(0.5)	8%	8%
Segment profit	1.8	0.7	1.1	+	+	(0.1)	4	3

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent increase

Latin America had a significant sales increase in both reported and local currency terms. The improvement was from all markets in the segment with the largest contribution coming from Mexico. Mexico had a modest increase for the quarter in average active sales force over prior year. Sales force productivity also improved due to a focus on promoting sales force managers and setting stricter standards for the sales force. The sales contribution from beauty products continued, growing 26 percent compared with the first quarter of 2004 and representing more than nine percent of sales for the quarter. Overall, Mexico’s sales increase was a result of improved volume and product mix.

The improvement in profitability was a reflection of the sales increase discussed above.

The expectation for the full year in Latin America is that there will be an improvement versus 2004 in sales even as the comparatives become more difficult as the year progresses. Profit improvement is also expected although at a lower percentage than sales reflecting anticipated strategic investment costs to expand beauty more rapidly in Mexico.

North America

	2005	2004	(Decrease) increase		Restated* (decrease) increase	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
First Qtr
Net sales	$39.2	$47.0	$(7.8)	(17)%	(17)%	$0.3	12%	16%
Segment loss	(3.8)	(12.5)	8.7	71	71	—	nm	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful

The North American sales decrease for the quarter was due to a significant decline in the United States’ sales volume as a result of a 36 percent decrease in the average active sales force. Part of the decrease in the number of active sellers was due to sales model changes involving moving the business from a weekly to a monthly cycle and curtailing partial party orders which reduces the number of orders submitted. The decrease in active sellers on a more comparable basis is estimated to be in the 10 to 15 percent range. The Company began implementing a multi-tier sales force compensation model in September 2004 and completed the roll out as of April 1, 2005. The new program presents a much greater incentive for recruiting and, along with the Company’s refreshed party format, is expected to translate into sales force and sales growth for the Company. The model change may have a negative impact on the sales for the second quarter as the sales force adjusts to the new plan and the Company does not anticipate positive year-over-year comparisons in the active sales force until at least the end of 2005.

Despite the decline in sales for the quarter, the segment loss was significantly lower than in 2004 due to value chain improvements. These improvements came primarily from headcount reductions, lower and more efficient promotional spending, lower corporate expenses as a result of a reallocation to the other segments and lower cost associated with the Internet channel. Additionally, there was a $1.6 million benefit for a reduction in the LIFO reserves as outlined above.

The Integrated Direct Access (IDA) strategy continues to be an important component in the North American business and utilizes showcases, business-to-business sales, the Internet and television shopping to obtain access to more consumers.

Tupperware North America is expected to have a decline in sales for the full year. A segment loss is still expected, but at a significantly lower level than in 2004. Although the rate of improvement in the comparisons with last year for the balance of 2005 is not expected to be at the level seen in the first quarter, a full year loss significantly lower than that in 2004 is expected. The segment is expected to reach breakeven in 2006.

BeautiControl North America

	2005	2004	Increase		Restated* increase	Foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
First Qtr
Net sales	$34.6	$25.2	$9.4	37%	37%	$—	11%	8%
Segment profit (loss)	2.8	(0.5)	3.3	nm	nm	—	7	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful

BeautiControl North America sales increased significantly for the quarter due to average active sales force growth of 24 percent as strong recruiting continued under an ongoing leadership development program. The success of the Spa ESCAPEs interactive party format has also contributed to the increase in recruits. This growth resulted in improved sales volume as well as a more favorable product mix due to a shift in sales mix toward sales for consumers, as opposed to the sales force.

The improvement in profitability was from the sales increase and the absence of $2.5 million of expenses incurred in 2004 for an executive retirement and legal matters.

Given the sales force trends in this market, BeautiControl North America is expected to continue to have significant full year sales and profit growth in 2005.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $198.0 million as of April 2, 2005, compared with $173.9 million as of the end of 2004. The increase in working capital was primarily from a reduction in accounts payable mainly due to timing of promotional programs and the fiscal fourth quarter of 2004 ending before the end of December compared with the fiscal first quarter of 2005 ending after the end of March, as well as lower Tupperware United States business volume in the current year.

As of April 2, 2005, the Company had $192.0 million available under its unsecured revolving line of credit. This line of credit totaled $200 million and includes an accordion feature allowing the Company, with the lenders’ assent, to increase the limit to $250 million. The agreement expires on November 4, 2009. The revolving credit agreement requires the Company to meet certain financial covenants and subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and to pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the first quarter of 2005, the requirement was $165.6 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter was $267.0 million. The adjusted consolidated net worth is adjusted for results of operations, primarily with increases for net income and decreases for dividends paid. Additionally, in order to pay dividends or acquire its own stock, the Company must maintain a fixed charge to coverage ratio of greater than 1.5 after considering the contemplated transaction. The fixed charge coverage ratio is defined as EBITDA divided by the sum of gross interest expense plus dividends. EBITDA represents earnings before income taxes, depreciation and amortization. EBITDA is further defined to exclude unusual, non-recurring gains as well as non-cash charges. The fixed charge coverage ratio is a rolling twelve month calculation and as of April 2, 2005, the Company’s ratio was 2.5. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay dividends.

In addition to the revolving line of credit, the Company had $105 million available under other uncommitted lines of credit as of April 2, 2005. These borrowing facilities and cash generated by operating activities, as well as proceeds from the Company’s program to sell land for development, as discussed below, are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. While the current downturns in Japan and the United States noted earlier have limited the ability of these markets to contribute operating cash flows to the Company, and the slow down in Germany could have such an impact in the future, they have not resulted in a material negative impact to the Company as a whole. The combined favorable results in the other major markets as well as improvement in many smaller markets were sufficient to overcome the negative impact of the United States and Japanese operating results on cash flows from operating activities. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The net debt-to-total capital ratio at the end of the first quarter was 32.6 percent as compared with 49.3 percent at the end of the first quarter of 2004 and 35.2 percent at 2004 year end. Net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity. The decrease from the same period a year ago reflected the lower debt balance due to the revaluation of debt associated with the interest rate swaps, as well as increased equity from the positive operating results and stock option exercises. It is currently the Company’s expectation that it will largely maintain its long-term borrowing level and it will seek to refinance the $100 million notes that are due in 2006. As discussed in the market risk section following, the Company elected in the first quarter of 2005, to lock in a fixed base interest rate for this refinancing.

Operating Activities. Net cash provided by operating activities for the first three months of 2005 was $7.3 million compared with $16.1 million in the comparable 2004 period. The largest differences between the periods were a greater payout of accounts payable and accrued liabilities in the current year due to the timing of the fiscal versus calendar month ends in December 2003 and 2004 and March 2004 and 2005, along with higher 2005 payouts for management incentive accruals.

Investing Activities. During the first quarters of 2005 and 2004, the Company spent $9.4 million and $9.6 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. Full year 2004 capital expenditures are expected to be between $55 and $60 million. Partially offsetting the capital spending in the first quarter was $6.6 million in 2005 and $2.2 million in 2004, of proceeds related to the sale of certain property, plant and equipment in addition to insurance proceeds received in 2005 for property damaged by a hurricane during the third quarter of 2004. The proceeds from the sales were primarily related to land for development near the Company’s Orlando, Florida headquarters. The transaction in 2004 also involved the Company’s acceptance of $11.6 million notes receivable which was collected in the third quarter of 2004. Cumulative proceeds from the Company’s program to sell land for development which began in 2002, are expected to be between $80 to $90 million by the end of 2007, including the $35 million received through the first quarter of 2005. Proceeds for the remainder of 2005 are expected to be about $6 million.

Financing Activities. Dividends paid to shareholders were $12.9 million for the first quarters of both 2005 and 2004. Proceeds received from the exercise of stock options were $10.9 million and $0.7 million for the first quarters of 2005 and 2004, respectively. The corresponding shares were issued out of the Company’s balance held in treasury.

Possible options for the use of cash flow expected to be generated in the current year are dividends, debt repayment, share purchases, and strategic investments either through operating expenses or acquisitions consistent with the Company’s existing strategies.

New Pronouncements

Refer to notes 3 and 14 to the consolidated financial statements for a discussion of new pronouncements.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, the currencies in which it borrows and the interest rate lock described below. The Company has set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. To move back to this target after closing previously entered swap agreements to take advantage of market conditions then existing, the Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The swap agreements total a notional amount of $150 million and expire in 2011. The Company receives semi-annual interest payments at 7.91 percent and makes floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points. These swaps convert the Company’s $150 million of notes payable due in 2011 from fixed to floating rates and serve as a hedge of the fair value of this debt. The ineffectiveness of these swaps was immaterial in the first quarter.

As noted earlier in the liquidity and capital resources section, the Company intends to refinance its $100 million notes that are due in 2006. To protect itself from the risk of higher interest rates, in March 2005, the Company entered into an agreement to lock in a fixed 10-year treasury rate of approximately 4.70 percent that will provide the base interest for the debt to be issued in the refinancing. This fixed interest rate will be increased by the Company’s market credit spread that exists at the time the debt is issued to result in the new debt’s effective interest rate. This derivative has been designated as a cash flow hedge and is recorded at its fair value on a quarterly basis. Pending the issuance of the new debt, any gains or losses, to the extent they represent an effective hedge, will be recorded as a component of other comprehensive income. As of April 2, 2005, the balance in other comprehensive income was insignificant. At the time the new debt is issued any gain or loss existing in other comprehensive income will be paid or received in cash upon settlement of the hedge and recorded as a component of interest expense over the life of the new debt.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced with a large reduction occurring in the second quarter of 2005. The Company, however, currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. As of April 2, 2005, the cumulative loss was $0.6 million. The changes in the cumulative loss in the first quarter of 2005 and 2004 were net gains of $0.2 million and $0.1 million, respectively, and were recorded in net interest expense.

The Company has approximately 35 percent of its borrowings with floating interest rates based upon the terms and the utilization of swap agreements at the end of the quarter. If short-term interest rates varied by 10 percent the Company’s first quarter interest expense would not have been materially impacted.

A significant portion of the Company’s sales and currently all of its net profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

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

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with these instruments certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecasted purchases.

In order to hedge against the impact of a strengthening U.S. dollar in the current year, in January 2005, the Company entered into ten option agreements, eight of which hedge a portion of its net equity investments denominated in euros, and two of which were deemed speculative because they do not meet the requirements for hedge accounting. The options each have a strike price of approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2005 euro-denominated cash flows with a floor of approximately 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expire at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro and expire in September and October of 2005. Should the exchange rate stay above the strike prices of the options immediately prior to their expiration, the Company will allow the options to expire unexercised. At the end of each quarter, the Company revalues the open options and records any change in fair value as a component of other comprehensive income for the eight equity hedge options or as a component of other income or expense for the two speculative options. The Company paid approximately $1.1 million for these options, which will be recorded in other expense during 2005 as part of the revaluation process. During the first quarter of 2005, two of the options with notional amounts of 8.2 million euro were allowed to expire unexercised based on market rates. The impact on other expense as a result of the option expirations and revaluations was immaterial during the first quarter for both years. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. The cost of these options was $1.7 million.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions which were primarily with U.S. dollars as of April 2, 2005 were to buy Australian dollars, $22 million, euro, $29 million, and Mexican pesos, $31 million and to sell Swiss francs, $19 million, and Japanese yen, $38 million. In the event, the U.S. dollar were to weaken below a rate of 1.256 U.S. dollars to the euro, on average, to the extent the option contracts previously discussed have not expired, they will be exercised. At the end of the first quarter of 2005, the notional amount of these option contracts was 61.7 million euro, which amount will decrease each month to $0 at the end of 2005. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations. On April 8, 2005, the Company reduced its yen hedges, which were mainly of net equity, by the U.S. dollar equivalent of approximately $19 million down to a balance of about $19 million.

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

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments and general economic conditions, such as interest rate increases in the Orlando real estate market.

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

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s first quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased under the Plans or Programs
12/26/04 – 1/29/05	38,802	$19.85	n/a	n/a
1/30/05 – 2/26/05	—	—	n/a	n/a
2/27/05 – 4/2/05	—	—	n/a	n/a

Total	38,802		n/a

(a)	Represents common stock surrendered to the Company as part of settlement of $0.8 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

(b)	Reports on Form 8-K

Report dated December 30, 2004, reporting Item 5.02(b), “Departure of Principal Officer”, and Item 5.02(c), “Appointment of Principal Officer”. The Registrant reported the resignation of Vice President Controller and Principal Accounting Officer, Judy B. Curry, and the appointment of Timothy A. Kulhanek to the position.

Report dated January 7, 2005, reporting Item 2.05, “Costs associated with Exit or Disposal Activities”. The Registrant announced a restructuring plan in the Tupperware North America manufacturing operations in Hemingway, South Carolina.

Report dated January 24, 2005, reporting Item 2.02, “Results of Operations and Financial Condition”. The Registrant issued an earnings release announcing its financial results for the fourth quarter and year ended December 25, 2004.

Report dated February 18, 2005, reporting Item 5.02(d), “Election of Directors”. The Registrant elected Catherine A. Bertini to its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida

May 10, 2005