Form 10-Q
period 2005-07-02
TUPPERWARE CORP
filed 2005-08-08
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended July 2, 2005

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

As of August 4, 2005, 59,882,734 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

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

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
	July 2, 2005	June 26, 2004
	(In millions, except per share amounts)
Net sales	$320.4	$306.4
Cost of products sold	109.7	102.7

Gross margin	210.7	203.7

Delivery, sales and administrative expense	174.9	170.4
Re-engineering and impairment charges	1.2	0.7
Gains on disposal of assets	—	0.1

Operating income	34.6	32.7

Interest income	0.9	0.5
Other income	0.2	0.3
Interest expense	4.3	3.7
Other expense	(0.3)	1.0

Income before income taxes	31.7	28.8
Provision for income taxes	4.0	5.1

Net income	$27.7	$23.7

Net income per common share:

Basic	$0.46	$0.40

Diluted	$0.46	$0.40

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	27 Weeks Ended July 2, 2005	26 Weeks Ended June 26, 2004
	(In millions, except per share amounts)
Net sales	$646.8	$607.3
Cost of products sold	224.2	206.4

Gross margin	422.6	400.9

Delivery, sales and administrative expense	350.5	348.1
Re-engineering and impairment charges	7.2	0.7
Gains on disposal of assets	3.4	1.5

Operating income	68.3	53.6

Interest income	1.5	1.0
Other income	0.3	0.6
Interest expense	8.6	6.9
Other expense	—	1.0

Income before income taxes	61.5	47.3
Provision for income taxes	9.9	9.1

Net income	$51.6	$38.2

Net income per common share:

Basic	$0.87	$0.65

Diluted	$0.86	$0.65

Dividends per common share	$0.44	$0.44

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	July 2, 2005	December 25, 2004
	(In millions)
Cash and cash equivalents	$113.7	$90.9

Accounts receivable	110.0	119.0
Less allowances for doubtful accounts	(16.0)	(15.0)

	94.0	104.0

Inventories	167.4	163.0
Deferred income tax benefits, net	60.3	59.4
Non-trade amounts receivable	29.0	35.8
Prepaid expenses	17.4	12.9

Total current assets	481.8	466.0

Deferred income tax benefits, net	162.4	160.5

Property, plant and equipment	1,102.0	1,131.2
Less accumulated depreciation	(899.0)	(915.2)

	203.0	216.0

Long-term receivables, net of allowances of $17.6 million at July 2, 2005 and $25.7 million at December 25, 2004	39.4	42.6
Goodwill	56.2	56.2
Other assets, net	41.4	41.9

Total assets	$984.2	$983.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	July 2, 2005	December 25, 2004
	(Dollars in millions except per share amounts)
Accounts payable	$67.8	$91.0
Short-term borrowings and current portion of long-term debt	2.4	2.6
Accrued liabilities	194.1	198.5

Total current liabilities	264.3	292.1

Long-term debt	241.8	246.5
Accrued postretirement benefit cost	35.0	35.3
Other liabilities	127.2	118.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	26.9	25.6
Subscriptions receivable	(15.8)	(18.7)
Retained earnings	576.4	560.9
Treasury stock, 2,533,721 shares at July 2, 2005, and 3,542,135 shares at December 25, 2004, at cost	(68.4)	(96.8)
Unearned portion of restricted stock issued for future service	(2.3)	(2.9)
Accumulated other comprehensive loss	(201.5)	(177.8)

Total shareholders’ equity	315.9	290.9

Total liabilities and shareholders’ equity	$984.2	$983.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	27 Weeks Ended July 2, 2005	26 Weeks Ended June 26, 2004
	(In millions)
Operating Activities:
Net income	$51.6	$38.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.4	25.0
Amortization of deferred gains, restricted stock compensation and other	—	(0.4)
Net gains on disposal of assets	(3.2)	(1.0)
Provision for bad debts	2.2	3.2
Net impact of writedown of inventories and change in LIFO reserve	(4.2)	2.5
Non-cash impact of re-engineering and impairment costs	—	0.3
Stock option expense	1.4	1.5
Changes in assets and liabilities:
Decrease in accounts receivable	2.6	7.2
Increase in inventories	(8.7)	(12.3)
Decrease (increase) in non-trade amounts receivable	2.0	(2.0)
Increase in prepaid expenses	(7.4)	(2.5)
(Increase) decrease in other assets, net	(1.3)	1.3
Decrease in accounts payable and accrued liabilities	(27.4)	(12.8)
Increase (decrease) in income taxes payable	9.1	(2.8)
Increase in net deferred income taxes	(0.6)	(11.6)
Increase (decrease) in other liabilities	1.0	(4.7)
Net cash impact from fair value hedge activity	1.9	(8.0)
Other	0.1	0.2

Net cash provided by operating activities	43.5	21.3

Investing Activities:
Capital expenditures	(18.3)	(20.2)
Proceeds from disposal of property, plant and equipment	7.1	2.8

Net cash used in investing activities	(11.2)	(17.4)

Financing Activities:
Dividend payments to shareholders	(26.0)	(25.8)
Proceeds from exercise of stock options	21.0	1.0
Proceeds from payments of subscriptions receivable	0.4	1.5
Net decrease in short-term debt	(0.5)	(1.5)

Net cash used in financing activities	(5.1)	(24.8)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	(0.6)

Net increase (decrease) in cash and cash equivalents	22.8	(21.5)

Cash and cash equivalents at beginning of year	90.9	45.0

Cash and cash equivalents at end of period	$113.7	$23.5

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring items, necessary for a fair statement of financial position, results of operations and cash flows. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation. The Company’s fiscal year ends on the last Saturday of December, and as a result, the 2005 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2004. In addition, the year to date period ended July 2, 2005 contained 27 weeks as compared with 26 weeks in the year to date period ended June 26, 2004.

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.

A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded in that meeting one level may result in receiving a piece of jewelry with higher achievement resulting in more valuable prizes such as televisions and trips. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded and they would take on additional responsibilities for

Note 3: Promotional Accruals (continued)

recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers such as the scheduling of new direct selling demonstrations, increasing the number of sales force members holding parties or increasing the end consumer attendance at parties may also be the focus of a program.

The Company also offers cash awards for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force and her downline members. The downline consists of those sales force members that have been recruited directly by a given sales force member, as well as those recruited by her recruits. In this manner, a sales force member can build quite an extensive organization over time if she is committed to recruiting and developing her unit. In addition to the bonus, the positive performance of a unit may also entitle its leader to the use of a company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize program noted earlier, car programs generally offer varying levels of vehicles that are dependent upon performance.

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

Note 4: Operating Leases

It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. Most of the Company’s operating lease agreements relate to automobiles. There were no material lease agreements containing purchase or renewal options.

Note 5: Inventories

Inventories, by component, are summarized as follows (in millions):

	Jul. 2, 2005	Dec. 25, 2004
Finished goods	$106.6	$103.1
Work in process	18.3	18.9
Raw materials and supplies	42.5	41.0

Total inventories	$167.4	$163.0

During the first quarter of 2005 there was a $1.6 million benefit from the reduction of last-in-first-out (LIFO) inventory reserves due to lower LIFO inventories achieved through the sale of products in advance of the capacity shift made under the Company’s re-engineering initiative. As discussed in Note 9 to the consolidated financial statements, there was an additional $3.7 million benefit from the reduction of LIFO inventory reserves during the second quarter of 2005 resulting from this capacity shift and initiatives to lower inventory levels.

Note 6: Accounting for Stock-Based Compensation

Through 2002, the Company accounted for stock options utilizing the intrinsic method under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This method results in no stock-based compensation cost when options granted have an exercise price equal to market value at the date of grant. Effective for fiscal 2003, the Company adopted the fair-value-based method of accounting for stock options under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, “Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FAS 123”. Awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the effect on net income and earnings per share if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123.

(In millions, except per share amounts)	13 Weeks Ended July 2, 2005	13 Weeks Ended June 26, 2004	27 Weeks Ended July 2, 2005	26 Weeks Ended June 26, 2004
Net income	$27.7	$23.7	$51.6	$38.2
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.7	0.6	1.2	0.8
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(0.9)	(1.1)	(1.7)	(2.2)

Pro forma net income	$27.5	$23.2	$51.1	$36.8

Earnings per share:
Basic – as reported	$0.46	$0.40	$0.87	$0.65

Basic – pro forma	$0.46	$0.40	$0.86	$0.63

Diluted – as reported	$0.46	$0.40	$0.86	$0.65

Diluted – pro forma	$0.45	$0.39	$0.85	$0.62

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued a revision of the standard entitled SFAS No. 123(R), “Share Based Payment”. Under the revised standard the Company will be required to recognize compensation expense on any unvested portion of grants not previously accounted for under the fair-value-based method. On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment”. SAB 107 was issued to provide guidance on SFAS 123(R) and its interaction with certain SEC rules and regulations

Note 6: Accounting for Stock-Based Compensation (continued)

and to provide the SEC staff views regarding valuation of share-based payment arrangements. On April 14, 2005, the SEC adopted a new rule through release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment”, to amend the effective date of SFAS 123(R) for registrants to fiscal years beginning after December 15, 2005. As such, the standard will be effective for the Company beginning in fiscal 2006. Upon adoption of the final standard, the Company expects to incur approximately $1.0 million of incremental expense in each of 2006 and 2007 if all options vest based on the passage of time. However, certain of the outstanding options contain a provision that accelerates vesting upon achievement of stock price appreciation targets. Achievement of these targets impact the timing and amount of incremental expense to be recognized.

Note 7: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options and restricted stock. Restricted stock is excluded from the basic per share calculation and is included in the diluted per share calculation when doing so would not be anti-dilutive. The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended July 2, 2005	13 Weeks Ended June 26, 2004	27 Weeks Ended July 2, 2005	26 Weeks Ended June 26, 2004
Weighted average number of shares used in the basic earnings per share computation	59.4	58.4	59.1	58.4

Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	1.1	0.5	1.0	0.5

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	1.2	5.4	1.8	5.7

Note 8: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the second quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended July 2, 2005	13 Weeks Ended June 26, 2004	27 Weeks Ended July 2, 2005	26 Weeks Ended June 26, 2004
Net income	$27.7	$23.7	$51.6	$38.2
Foreign currency translation adjustments	(19.4)	(12.9)	(31.0)	(11.6)
Deferred (loss) gain on cash flow hedges, net of tax (benefit) provision of $(2.2) and $0.1 million for the second quarter 2005 and 2004, respectively, and $(2.0) and $0.4 million for the comparable year-to-date periods	(3.9)	0.2	(3.5)	0.6
Net equity hedge gain (loss), net of tax provision (benefit) of $5.3 and $(0.8) million for the second quarter 2005 and 2004, respectively, and $7.8 and $(1.1) million for the comparable year-to-date periods	9.5	(1.3)	13.9	(1.7)
Minimum pension liability, net of tax benefit of $1.7 million for the second quarter and year-to-date 2005 periods	(3.1)	—	(3.1)	—

Comprehensive income	$10.8	$9.7	$27.9	$25.5

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 12, “Accounting for Derivative Instruments and Hedging Activities”.

Note 9: Re-engineering Costs

The liability balance, included in accrued liabilities, related to re-engineering activity for the six months ended July 2, 2005 and the year ended December 25, 2004 were as follows (in millions):

	July 2, 2005	December 25, 2004
Beginning of year balance	$1.9	$4.4
Provision	7.6	7.8
Accrual adjustments	(0.4)	(0.8)
Cash expenditures:
Severance	(6.2)	(4.2)
Other	(0.3)	(0.8)
Non-cash impairments	(0.1)	(4.5)
Translation impact	—	—

End of period balance	$2.5	$1.9

The accrual adjustment in 2005 relates to the resolution of a litigation claim. The remaining accrual at July 2, 2005 relates primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be largely paid out by the fourth quarter of 2005.

Note 9: Re-engineering Costs (continued)

In the second quarter of 2005, the Company recorded net re-engineering and impairment charges of $1.2 million primarily related to additional headcount reductions in the Company’s Hemingway, South Carolina manufacturing facility as well as adjustments to the originally estimated costs. The second quarter also included the elimination of 24 positions by Tupperware United States due to the transfer of customer care services to another location. The year-to-date period of 2005 also included a charge related to 7 positions eliminated in Canada as a result of closing down a redundant warehouse location.

The Company incurred $1.0 million in additional costs during the second quarter and $1.2 million for the year-to-date period for transferring manufacturing equipment as a result of the re-engineering activities announced in the first quarter of 2005. Additionally, a benefit of $3.7 million was recognized during the second quarter of 2005 from a reduction in the reserve requirements for inventory accounted for under the LIFO method of inventory valuation. This reduction stems from a decrease in United States produced Tupperware inventories as a result of the planned shift of manufacturing capacity to the Company’s international facilities and initiatives to lower inventory levels. The Company expects a full year benefit in the mid to high single digit millions of dollars.

The re-engineering and impairment charges of $0.7 million in the second quarter of 2004 primarily related to manufacturing rationalization. There were headcount reductions at the Company’s manufacturing facility in South Carolina as well as its Tupperware United States customer care center of approximately 70 employees.

Note 10: Noncash Investing and Financing Activities

During the first half of 2005 and 2004, loans from the Company for $2.7 million and $0.6 million, respectively, were settled with common stock that had been purchased under the Management Stock Purchase Plan.

During the first half of 2004, the Company sold land and received $11.6 million in notes receivable as part of the sale, which were collected later during 2004.

Note 11: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Worldwide sales of BeautiControl brand products totaled $45.5 million and $33.4 million in the second quarter of 2005 and 2004, respectively, and $83.2 million and $60.8 million in the year-to-date periods ended July 2, 2005 and June 26, 2004, respectively.

Note 11: Segment Information (continued)

(In millions)	13 Weeks Ended July 2, 2005	13 Weeks Ended June 26, 2004	27 Weeks Ended July 2, 2005	26 Weeks Ended June 26, 2004
Net sales (a):
Europe	$145.4	$138.4	$324.7	$301.9
Asia Pacific	52.9	55.6	98.5	98.0
Latin America	33.7	28.0	61.4	50.8
North America	47.3	54.3	86.5	101.2
BeautiControl North America	41.1	30.1	75.7	55.4

Total net sales	$320.4	$306.4	$646.8	$607.3

Segment profit (loss):
Europe	$30.4	$30.8	$68.9	$66.9
Asia Pacific	4.6	7.5	5.9	8.1
Latin America	4.6	4.2	6.4	4.9
North America	0.6	(5.1)	(3.2)	(17.6)
BeautiControl North America	3.6	3.0	6.4	2.5

Total segment profit	43.8	40.4	84.4	64.8

Unallocated expenses	(7.5)	(7.8)	(12.0)	(12.4)
Other income (b)	—	0.1	3.4	1.5
Re-engineering and impairment charges	(1.2)	(0.7)	(7.2)	(0.7)
Interest expense, net	(3.4)	(3.2)	(7.1)	(5.9)

Income before income taxes	$31.7	$28.8	$61.5	$47.3

(a)	Certain prior year amounts have been reclassified to conform with current year presentation.
(b)	Other income for 2005 represented a year-to-date gain of $3.4 million under the Company’s continuing program to sell land held for development near its Orlando, Florida headquarters site (“land sales”). Other income for 2004 of $0.1 million and $1.5 million in the second quarter and year-to-date, respectively, represented gains from land sales.

Note 12: Accounting for Derivative Instruments and Hedging Activities

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. The Company has also entered into interest rate swap agreements to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt and the impact is recorded as a component of net income. The hedging relationships the Company has entered into have been highly effective, and the ineffectiveness recorded as a component of net income for the second quarter and year-to-date periods ended July 2, 2005 and June 26, 2004 were immaterial.

Note 12: Accounting for Derivative Instruments and Hedging Activities (continued)

The Company has an interest rate swap agreement that matures on January 24, 2007, with a notional amount of 6.7 billion Japanese yen. The Company pays a fixed rate payment of 0.63 percent with semi-annual settlements and receives a Japanese yen floating rate based on the LIBOR rate. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced with a large reduction occurring in the second quarter of 2005. The Company, however, currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. As of July 2, 2005, the cumulative loss was about $0.6 million. The changes in the cumulative loss in the second quarters of 2005 and 2004 and year-to-date periods then ended were insignificant.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. The associated asset or liability on the open hedge is recorded in non-trade amounts receivable or accrued liabilities as applicable. The ineffectiveness recorded as a component of net income was immaterial.

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

As of July 2, 2005, the balance in other comprehensive income related to the cash flow hedges discussed above was a $4.0 million loss, net of tax. The change in the balances in other comprehensive income was a net loss of $3.9 million and a net gain of $0.2 million during the second quarters of 2005 and 2004, respectively, and a net loss of $3.5 million and a net gain of $0.6 million for each of the comparable year-to-date periods.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations,

Note 12: Accounting for Derivative Instruments and Hedging Activities (continued)

and classifies these as net equity hedges. The Company recorded after tax net gains (losses) associated with these hedges in other comprehensive income of $9.5 million and $(1.3) million for the second quarters of 2005 and 2004, respectively, and $13.9 million and $(1.7) million for the year-to-date periods then ended. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

In order to hedge against the impact of a strengthening U.S. dollar in 2005, in January 2005, the Company entered into ten euro option agreements, eight of which hedge a portion of its net equity investments denominated in euros, and two of which were deemed speculative because they do not meet the requirements for hedge accounting. The options each have a strike price of approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options is to protect the value of the Company’s euro net equity and cash flows with a floor of 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expiration dates at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro and expire in September and October of 2005. Should the exchange rate stay above the strike prices of the options immediately prior to their expiration, the Company will allow the options to expire unexercised. At the end of each quarter, the Company revalues the open options and records any change in fair value as a component of other comprehensive income for the eight equity hedge options or as a component of other income or expense for the two speculative options. The Company paid approximately $1.1 million for these options, which is recorded in other expense as part of the revaluation process. During the first half of 2005 four of the options with notional amounts of 24.4 million euro were allowed to expire unexercised based on market rates. The impact on net income as a result of the option expirations and revaluations during the second quarter and year-to-date period of 2005 were pretax gains of $0.9 million and $0.7 million, respectively. When the U.S. dollar is at a rate below 1.256 U.S. dollars to the euro immediately prior to the expiration of the option contracts previously discussed, they will be exercised. During the second quarter, the Company exercised an option with a notional value of 5.2 million euro and recorded a resulting gain of $0.2 million in other comprehensive income. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. The impact on other expense as a result of the option expirations and revaluations during both the second quarter and year-to-date period of 2004 was a $0.9 million loss. The cost of these options was $1.7 million.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions, which were primarily with U.S. dollars as of July 2, 2005, were to buy Australian dollars, $20 million; euro, $36 million; and Mexican pesos, $34 million and to sell Swiss francs, $29 million and Japanese yen, $23 million. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

Note 13: Revolving Line of Credit

As of July 2, 2005, the Company had a revolving line of credit totaling $200 million which includes an accordion feature allowing the Company, with the lenders’ assent, to increase the credit limit to $250 million. The agreement expires on November 4, 2009. The agreement contains reasonable and customary covenant restrictions. The covenant restrictions include an adjusted covenant earnings financial measure which is non-GAAP. The non-GAAP measure may not be comparable to similarly titled measures used by other entities and excludes unusual, non-recurring gains as well as non-cash charges. Discussion of this measure is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met and caution should be used when comparing this information with that of other companies.

The revolving credit agreement subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the second quarter of 2005, the requirement was $172.6 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the second quarter was $307.9 million as shown below.

These covenants are based upon 12 month rolling amounts. As such, amounts for the second quarter include the sum of amounts from the third and fourth quarters of 2004 plus the first and second quarters of 2005.

12 Months Ended July 2, 2005
Adjusted net worth
Minimum adjusted net worth required
Base net worth per financial covenant	$145.0
Plus 25% of net income after June 26, 2004	25.1
Plus increases from equity issuances	2.5

Adjusted net worth required	$172.6

Company’s adjusted net worth
Total shareholders’ equity as of July 2, 2005	$315.9
Less changes in accumulated other comprehensive loss after June 26, 2004	8.0

Adjusted net worth	$307.9

Note 13: Revolving Line of Credit (continued)

Additionally, in order to pay dividends or acquire its own stock, the Company must maintain a fixed charge to coverage ratio of greater than 1.5 after considering the contemplated transaction. The fixed charge coverage ratio is defined as adjusted covenant earnings divided by the sum of gross interest expense plus dividends. Adjusted covenant earnings represent earnings before income taxes, depreciation and amortization and further excludes unusual, non-recurring gains as well as non-cash charges. The fixed charge coverage ratio is a rolling twelve month calculation and as of July 2, 2005, the Company’s ratio was 2.4 as shown below.

12 Months Ended July 2, 2005
Adjusted covenant earnings
Net income	$100.3
Add:
Depreciation and amortization	50.2
Gross interest expense	16.6
Provision for income taxes	15.9
Pretax non-cash re-engineering and impairment charges	4.1

Deduct:
Gain on Orlando land sales	13.6
Reduction of LIFO inventory reserves from capacity shift	3.7
Gain from hurricane insurance recovery	1.5
Gain from environmental insurance recovery	1.3

Adjusted covenant earnings	$167.0

Fixed charge to coverage ratio
Adjusted covenant earnings	$167.0

Divided by sum of:
Gross interest expense	16.6
Plus dividends paid	51.6

68.2

Fixed charge to coverage ratio	2.4

Note 14: Retirement Benefit Plans

Components of net periodic benefit cost for the second quarter and year-to-date periods ended July 2, 2005 and June 26, 2004 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost and expenses	$1.3	$1.3	$0.3	$0.3	$2.6	$3.0	$0.5	$0.6
Interest cost	1.4	1.4	0.9	0.9	2.9	2.8	1.8	1.8
Expected return on plan assets	(0.9)	(0.9)	—	—	(1.8)	(1.8)	—	—
Net amortization and (deferral)	(0.3)	0.1	0.3	0.2	(0.1)	0.2	0.6	0.4

Net periodic benefit cost	$1.5	$1.9	$1.5	$1.4	$3.6	$4.2	$2.9	$2.8

Effective June 30, 2005, the Company froze the benefits to participants under its domestic defined benefit plans. This action necessitated a remeasurement of its accumulated benefit obligation under the plans and resulted in a pretax increase of $4.8 million ($3.1 million after tax). As part of its remeasurement, the Company decreased its discount rate assumptions from 5.75 percent to 5 percent. Other assumptions remained consistent with those previously disclosed. The Company also recorded an immaterial curtailment loss in the second quarter related to this action.

In conjunction with the benefit freeze, the Company increased its basic contribution related to one of its domestic defined contribution plans from 3 percent of eligible employee compensation up to the Social Security Wage Base to 5 percent.

Note 15: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 16: New Pronouncements

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Asset Retirement Obligations”. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations”, to refer to a legal obligation to perform an asset retirement activity for which the timing or method of settlement may be conditional on a future event. FIN 47 requires an entity to record a liability for the fair value of the retirement obligation if it can be reasonably estimated with the offsetting amount being capitalized as part of the asset in accordance with the provisions of SFAS 143. The interpretation does acknowledge that estimating the fair value of the liability may not be possible if there is not enough information, however, it does go on to state the premise is that no asset, except for land, has an indefinite life. FIN 47 is effective for the fourth quarter of 2005. At the time of adoption of this interpretation, the entity is to recognize the cumulative effect as a change in accounting principle. Current information, assumptions,

Note 16: New Pronouncements (continued)

and interest rates as of the date of adoption of FIN 47 are to be used in recognizing the fair value of the obligation and related asset increase. Cumulative accretion of the obligation due to the passage of time and accumulated depreciation are to be recorded for the time period from the date the liability would have been recognized had the provisions of this interpretation been in place at the date of construction or the date the law for certain disposal requirements was enacted, whichever is later. The net impact of recording the cumulative accretion and accumulated depreciation will be reported as a cumulative effect of a change in accounting principle on the income statement. Pro forma disclosure is to be made in a footnote of the amount of the liability for all years presented in the financial statements. Retrospective application of interim financial information is permitted, but not required. Efforts are currently underway to evaluate the impact of this interpretation on the Company.

On December 21, 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for the special one-time dividends received deduction allowed by the act on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company could distribute up to $300 million of foreign earnings at a cost of about $18 to $20 million under the act. The Company is evaluating its options under the guidance and expects to finalize its analysis in the second half of 2005.

On June 29, 2005, the FASB issued FSP FAS 150-5, “Issuer’s Accounting under FAS 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable.” The FSP discusses the classification of freestanding warrants and other similar instruments on shares that are puttable or mandatorily redeemable. This FSP does not impact the Company as the Company does not have these types of instruments.

On July 12, 2005, the FASB issued FSP APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” The standard requires that an investor’s proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) be offset against the carrying value of the investment at the time significant influence is lost. If the proportionate share of OCI is greater than the carrying value of the investment, the investment should be reduced to zero and the remaining balance recorded in income. The guidance is effective beginning in the third quarter and will have no impact to the Company.

On May 31, 2005, the FASB issued FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation”. FAS 123(R) indicates that a freestanding financial instrument issued to an employee (such as a stock option) ceases being subject to FAS 123(R) and becomes subject to other applicable accounting standards when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The FSP clarifies that freestanding financial instruments originally issued as employee compensation that can be settled only by delivering registered shares should not be assumed to require cash settlement (which would require liability accounting) when applying the provisions of Issue 00-19.

Note 16: New Pronouncements (continued)

On June 28, 2005, the FASB issued proposed FSP 123(R)-a, “Classification and Measurement of Freestanding Financial Instruments Originally Issued as Employee Compensation.” The proposed guidance would defer indefinitely the requirements of FAS 123(R) noted above. If adopted, a freestanding financial instrument originally issued as employee compensation would be subject to the recognition and measurement provisions of FAS 123(R) throughout the life of the instrument, unless its terms are modified after the time the rights conveyed by the instrument are no longer dependent on the holder being an employee. This deferral was proposed as a result of another project by the FASB which may significantly change other applicable GAAP regarding the distinction between liabilities and equity. This deferral, if adopted, would eliminate the need for the guidance in FSP EITF 00-19-1 until the time the deferral is lifted. Both FSPs would be effective in conjunction with FAS 123(R) which is the first quarter of 2006. The Company does not expect a material impact upon implementation of the guidance in FSP EITF 00-19-1.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It was effective for fiscal years beginning after June 15, 2004, and has been adopted by the Company with no material impact.

Note 17: Income Taxes

The effective tax rate in the second quarter of 2005 of 12.6 percent was lower than the 17.6 percent in the first quarter of 2004 primarily due to the net impacts of foreign and domestic tax audits and an adjustment required by domestic and foreign transfer pricing regulations in the current year. A full year effective tax rate of 19 to 20 percent is currently projected. The Company’s effective tax rates for both years are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 27 weeks ended July 2, 2005 compared with the 13 and 26 weeks ended June 26, 2004, and changes in financial condition during the 27 weeks ended July 2, 2005. The Company’s fiscal year ends on the last Saturday of December and as a result the 2005 fiscal year will contain 53 weeks as compared with 52 weeks for the fiscal 2004. In addition, the first half of 2005 contained 27 weeks as compared with 26 weeks in the first half of 2004.

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

Overview

Net income increased substantially for both the second quarter and first half of 2005. The second quarter had a slight improvement in local currency sales as significant increases in BeautiControl North America and Latin America were offset by sales declines in North America and Asia Pacific while Europe was up slightly. In spite of the North American sales decline, the main driver of the increased second quarter profitability came from value chain improvements in the North American business as well as a net $3.1 million positive impact from a LIFO reserve reduction and re-engineering costs. Second quarter net income also benefited from favorable foreign exchange rates for the 2005 translation as well as the favorable net impacts on income taxes of various tax audits and an adjustment required under transfer pricing regulations.

The year-to-date local currency sales increased modestly compared with the prior year and generally followed the second quarter pattern. The year-to-date period sales also benefited from the extra week of activity in 2005. The significant increase in net income for the first half of 2005 was primarily due to the cost improvements and reduction of LIFO inventory reserve requirements in North America. This was partially offset by an increase in net re-engineering and impairment charges, mainly related to the current year headcount reductions resulting from a shift in manufacturing capacity from the Company’s South Carolina facility to other facilities. Year-to-date profitability also benefited from a gain on the sale of land held for development which was about $2 million higher than the same period last year. The impact of favorable foreign exchange rates was partially offset by higher net interest expense.

The Company’s balance sheet remains strong. Cash flow from operating activities for the first half of 2005 was up more than $20 million from the same period last year largely due to the negative cash impact to the first half of 2004 of settling fair value hedges and a reduction in the Company’s net balance sheet position related to last year’s income taxes in part due to the large 2004 Tupperware North America loss. During the second quarter of 2004, the Company took steps that significantly reduced its exposure to cash flow fluctuations caused by fair value hedges. The impact of the 2004 cash flow items on the current year comparison was partially offset by the higher payout in 2005 of year-end payables and interest costs as a result of the fiscal fourth quarter of 2004 ending before the end of December compared with the second quarter of 2005 ending after the end of June. The net debt-to-capital ratio at 29 percent was six percentage points better than year end 2004 and 21 percentage points better than at June 26, 2004. For this ratio, net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity.

Net Sales

Net sales in the second quarter ended July 2, 2005 increased nearly $14 million or five percent from the same period in 2004. Excluding a $9.3 million positive impact of foreign exchange, primarily due to a stronger euro, net sales were up slightly from the second quarter of 2004. BeautiControl North America achieved a 36 percent increase in sales, which was driven by a significant increase in the average active sales force. In addition, the Latin America segment had a significant local currency increase mainly due to increased sales force productivity in Mexico. Europe had a slight increase in local currency sales as a higher level of business-to-business transactions and better performance by the region’s emerging and developing markets were partially offset by a decline in the German business. Significant declines in North America and Asia Pacific local currency sales reflected declines in average active sales forces primarily in Tupperware United States and Japan. There has been continued progress in the Company’s emerging markets, particularly Russia and China. Overall, emerging market sales increased 23 percent to represent seven percent of sales compared with five percent last year. The Company’s key emerging markets are Russia, Turkey and Poland in Europe and China, Indonesia and India in Asia Pacific.

For the year-to-date period, net sales increased $39 million or six percent. This increase was buoyed by a favorable foreign exchange impact of approximately $16 million. Absent the foreign exchange impact, year-to-date net sales were up modestly compared with last year. The year-to-date fluctuations largely followed the same pattern as those of the quarter with BeautiControl North America and Latin America showing a significant increase. In Europe, net sales were up slightly due to the items noted for the second quarter. A slight decline in Asia Pacific and a significant decline in North America partially offset increases in the other segments. The extra week in 2005 also favorably impacted the year-to-date comparison by approximately $18 to $20 million.

A full discussion of the sales results for the Company’s reporting segments is included in the segment results section.

Re-engineering Costs

Refer to Note 9 to the consolidated financial statements for a discussion of re-engineering activities and related accruals. The Company incurred $1.0 million of costs in the second quarter primarily for transferring manufacturing equipment as a result of re-engineering initiatives launched in the first quarter. Also in the second quarter, a benefit of $3.7 million was realized from reduction of the reserve for inventory accounted for under the LIFO method of inventory valuation. The reduction occurred due to a decrease in U.S. produced inventories as a result of a shift in manufacturing capacity to international facilities and initiatives to reduce the inventory level. Both of these items are reported in cost of products sold. In the third quarter of 2005, the Company expects to incur approximately $1.8 million of costs to transfer additional manufacturing equipment, and it expects to realize about $2 to $3 million additional pretax income from LIFO reserve reductions in the second half, primarily in the fourth quarter. Total re-engineering charges and related costs for all projects currently being evaluated and those already initiated in the first half of 2005 are estimated to be approximately $11 million for the current year before the favorable impact of reduced LIFO reserve requirements.

Gross Margin

Gross margin as a percentage of sales was 65.8 percent and 66.5 percent for the second quarters of 2005 and 2004, respectively. The most significant factors in the overall decline were a generally unfavorable product mix and some increased discounting in Europe and Tupperware North America to generate sales force excitement partially offset by the favorable LIFO reserve adjustment in the United States. Additionally, the impact of increased raw material costs unfavorably impacted the 2005 margin.

For the six months ended July 2, 2005, the gross margin rate was 65.3 percent compared with 66.0 percent in the same period last year. The year-to-date decline was largely a result of the items noted above for the second quarter.

As discussed in Note 2 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 54.6 percent for the second quarter of 2005, compared with 55.6 percent in 2004. The decline in DS&A as a percent of sales was due to a continued focus on operating expense levels throughout the Company, particularly in North America despite the lower sales volume. This was partially offset by increases in BeautiControl North America due to higher distribution and promotion costs driven by the recent record growth.

For the year-to-date period, the DS&A percentage decreased from 57.3 percent in 2004 to 54.2 percent in the current year. The relationships discussed above were also the primary drivers of the improvement. Also contributing to the improvement was the fact that the 2004 year-to-date period included approximately $2.5 million of expense in BeautiControl North America related to an executive retirement and legal matters. Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense increased $0.2 million in the second quarter of 2005 compared with the second quarter of 2004 as the impact of higher short-term interest rates was largely offset by interest earned on an increased cash balance and a lower average outstanding debt balance. The $1.2 million increase in the 2005 year-to-date period, primarily generated in the first quarter, was mainly due to higher short-term interest rates as the average outstanding debt was slightly lower. The Company expects full year net expense to be $14 to $15 million.

Tax Rate

The effective tax rate in the second quarter of 2005 of 12.6 percent was lower than the 17.6 percent in the first quarter of 2004 primarily due to the net impacts of foreign and domestic tax audits and an adjustment required by domestic and foreign transfer pricing regulations in the current year. A full year effective tax rate of 19 to 20 percent is currently projected. The Company’s effective tax rates for both years are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Net Income

Net income for the quarter increased significantly to $27.7 million, or $0.46 per share, compared with $23.7 million, or $0.40 per share in the second quarter of 2004. The increase was largely due to modest net profitability improvements in the Company’s reporting segments, the lower tax expense noted above and a favorable impact on the 2005 translation from foreign exchange. The segment improvement was driven by the small Tupperware North America profit compared with a loss of approximately $5 million for the second quarter of 2004 due to cost cutting measures and the LIFO reserve benefit. This was partially offset by a significant decline in Asia Pacific due to Japan. Corporate expenses were in line with last year, but reflected offsetting items. Improvement in the current year due to reduced professional service fees as 2004 reflected the initial year of compliance with provisions of the Sarbanes-Oxley Act and a gain on the valuation of the euro options compared to a loss in the prior year as discussed in Note 12 to the consolidated financial statements were partially offset by increased strategic investment spending and higher long-term incentive accruals.

For the year-to-date period, net income also increased significantly to $51.6 million, or $0.86 per diluted share, in 2005 from $38.2 million, or $0.65 per share, in 2004. Similar to the quarter, the significantly improved profitability in the segments was driven by North America. There were also substantial increases by BeautiControl North America and Latin America, which were partially offset by a significant decrease in Asia Pacific and a slight local currency decline in Europe. The benefit of the extra week in 2005 on the year-to-date comparison was approximately $2 to $3 million. The favorable impact of a weaker U.S. dollar, particularly versus the euro, was partially offset by the higher net interest expense previously discussed. Corporate expenses for the first half of the year were in line with the prior year. In addition to the offsetting items noted for the quarter, there was also an insurance recovery of approximately $1.3 million in the current year related to an environmental issue, which was partially offset by increased annual incentive accruals. Full year corporate expenses are projected at $25 to $27 million and will not include an estimated $0.8 million of stock-based compensation expense as originally anticipated due to the revised compliance date for SFAS 123(R) discussed in Note 6 to the consolidated financial statements. There was a $3.4 million pretax gain on the sale of land for development near the Company’s Orlando, Florida headquarters compared with a gain of $1.5 million in the prior year. These amounts were included in gains on disposal of assets in the Company’s income statement. The Company currently anticipates recording an additional pretax gain of approximately $4 million related to land development activity during the remainder of 2005. Specific segment profitability is discussed in the segment results section.

International operations in the second quarter generated 74 percent of sales in both 2005 and 2004 and 90 percent of segment profit in 2005 and all of net segment profit in 2004. For the year-to-date periods, international operations generated 76 percent of the sales in both 2005 and 2004 and 96 percent of net segment profit in 2005 and all of net segment profit in 2004.

Segment Results (dollars in millions)

Europe

	2005	2004	Increase (decrease)		Restated* increase (decrease)	Positive foreign exchange Impact	Percent of total
			Dollar	Percent			2005	2004
Second Qtr
Net sales (a)	$145.4	$138.4	$7.0	5%	1%	$6.1	45%	45%
Segment profit	30.4	30.8	(0.4)	(2)	(5)	1.2	70	76

Year-to-Date
Net sales (a)	$324.7	$301.9	$22.8	8%	3%	$12.3	50%	50%
Segment profit	68.9	66.9	2.0	3	(1)	2.5	82	+

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

The modest second quarter sales increase was due primarily to the stronger euro as well as higher business-to-business transactions, partially offset by a sales decline in Germany, the segment’s largest market. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. For the segment as a whole, business-to-business sales, excluding the impact of foreign currency exchange rate fluctuations, increased $7.9 million in the quarter compared with 2004. The emerging and developing markets in the segment continued to do well, particularly Russia, which had a significant increase in sales volume. Strong recruiting helped generate significant increases in the South African total and active sales forces, furthering the European increase. The decline in Germany was mainly due to reduced volume as a result of a five percent smaller average active sales force than prior year, as well as increased discounting in the current quarter to spur consumer purchasing.

Segment profit decreased slightly for the quarter. Excluding a $1.2 million favorable impact of a stronger euro, segment profit was down 5 percent reflecting a lower gross margin primarily from promotional discounting and higher raw materials cost. The return on sales for the segment, however, remained solid at over 20 percent.

There was a strong increase in net sales for the year-to-date period. The variances for the year to date were largely in line with those of the quarter and included increased business-to-business activity of $11.6 million over the prior year. There was a large sales volume decline in Germany in the first half of 2005 as well, but this was mainly offset by a good first quarter increase in France from its larger, more productive sales force and significant year-to-date increases in Russia and South Africa.

The positive profitability for the year to date was largely reflective of the stronger euro. Excluding the favorable foreign exchange impact, segment profit declined slightly.

The expectation for 2005 is for increased sales and profit due to a stronger euro, as the Company expects flat sales and a decrease in local currency profit due to promotional and strategic investments as well as higher product costs. The full year segment profit return on sales is expected to remain above 20 percent.

Asia Pacific

	2005	2004	(Decrease) increase		Restated* decrease	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Second Qtr
Net sales (a)	$52.9	$55.6	$(2.7)	(5)%	(8)%	$1.8	16%	18%
Segment profit	4.6	7.5	(2.9)	(38)	(41)	0.4	11	19

Year-to-Date
Net sales (a)	$98.5	$98.0	$0.5	—%	(2)%	$2.6	15%	16%
Segment profit	5.9	8.1	(2.2)	(27)	(29)	0.3	7	13

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

The positive foreign exchange impact was due mainly to a stronger Australian dollar as well as Korean won and Japanese yen compared to the U.S. dollar. In local currency terms, Australia and China each recorded significant sales increases. Australia benefited from a larger sales force size that was more productive. The growth in China reflected continued expansion of the business in this emerging market where the number of retail storefronts increased to about 1,660 compared with approximately 1,100 as of the end of the second quarter of 2004. These increases were offset by a significant decline in Japan, the segment’s largest market. The Japanese decline was due to a smaller sales force which led to the lower sales volume for the quarter. The Company continues to work on a business transformation to balance the contribution of wholesale buyers with those who are proactive sellers focused on the earnings opportunity and the party plan. Additional emphasis is being placed on the merchandising strategy for the second half to energize both types of individuals. As a result of this transition, which takes time to complete, Japanese sales declines are anticipated through at least the remainder of 2005.

The decrease in second quarter segment profit was a reflection of the lower Japanese sales activity for the quarter; a one-time promotional accrual adjustment of $1.4 million in Japan; and increased strategic investments, mainly for the expansion of beauty in Malaysia and the Philippines. These items were partially offset by strong sales and improved gross margins in China and Australia. The favorable foreign exchange impact on profit was primarily due to the stronger Australian dollar, Korean won and Japanese yen.

The year-to-date sales and profit variances largely mirrored those of the second quarter.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of continued delays in anticipated government business regulations, the Company had been unable to renew its license until the first quarter of 2005 when it implemented a new ownership structure.

Due primarily to the declines noted above in Japan, the segment is expected to incur full year decreases in sales and segment profit versus 2004.

Latin America

	2005	2004	Increase		Restated* increase	Positive (negative) foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Second Qtr
Net sales (a)	$33.7	$28.0	$5.7	21%	17%	$1.0	11%	9%
Segment profit	4.6	4.2	0.4	10	10	—	10	10

Year-to-Date
Net sales (a)	$61.4	$50.8	$10.6	21%	20%	$0.5	10%	8%
Segment profit	6.4	4.9	1.5	32	34	(0.1)	8	8

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

Latin America had a significant sales increase for the quarter. The positive foreign exchange impact was due mainly to a stronger Mexican peso as compared with the U.S. dollar. In local currency, the segment reported higher sales in Mexico driven by increased productivity of the sales force as a result of promotional programs as well as improved mix. While the average active sales force size in Mexico was lower than prior year, stricter sales force standards led to more qualified recruits and a higher number of productive managers. Venezuela and Brazil also contributed to the increase for the quarter as a result of improved pricing and an average active sales force size advantage over prior year. The sales contribution in Mexico from beauty products continued to increase. Beauty sales grew 17 percent compared with the second quarter of 2004 and represented 11 percent of Mexico’s sales for the quarter.

The improvement in profitability was a reflection of the local currency sales increase discussed above. The gross margin percentage for the quarter in the segment was negatively impacted by an increase in Mexico sales coming from promotional items, which tend to have a lower margin, as well as expenses related to the transfer of machinery and equipment from the Hemingway, South Carolina manufacturing facility as discussed previously in the re-engineering costs section.

The year-to-date increase in local currency sales and profits was generally in line with that discussed above for the quarter.

Due to the better sales force productivity the segment has been experiencing, the expectation for the full year in Latin America is that there will be improvement versus 2004 in sales even as the comparatives become more difficult as the year progresses. Profit improvement is also expected although at a lower percentage than sales reflecting anticipated strategic investment costs to expand beauty more rapidly in Mexico and re-engineering costs.

North America

	2005	2004	(Decrease) increase		Restated* (decrease) increase	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Second Qtr
Net sales (a)	$47.3	$54.3	$(7.0)	(13)%	(13)%	$0.4	15%	18%
Segment profit(loss)	0.6	(5.1)	5.7	nm	nm	—	1	nm

Year-to-Date
Net sales (a)	$86.5	$101.2	$(14.7)	(15)%	(15)%	$0.7	13%	17%
Segment loss	(3.2)	(17.6)	14.4	82	82	—	nm	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

The sales decreases for both the quarter and year to date were due to significant declines in the United States’ sales volume resulting from substantial decrements in both the total and average active sales forces only partially offset by an increase in productivity. The Company implemented in September 2004 and completed the roll out of a multi-tier sales force compensation model in April 2005. The new program presents a much greater incentive for recruiting and, along with the Company’s refreshed party format, is expected to ultimately translate into sales force and sales growth for the Company. In the interim, however, the model change had an impact on the sales for the second quarter as the sales force adjusted to the new plan. While there have been some early signs of success, including an increasing number of directors-in-qualification and directors, the highest leadership position in the independent sales force, the Company does not anticipate positive year-over-year comparisons in the active sales force until 2006.

Despite the decreases in North American sales, the segment had a small profit for the quarter compared with a $5.1 million loss in the second quarter of 2004. As noted earlier, this was due to the positive net impact of the LIFO reserve reduction and re-engineering costs of $3.1 million and the value chain improvements primarily from headcount reductions, as well as lower and more efficient promotional spending. The segment also benefited from a $1 million reduction in corporate overhead charges which were reallocated to the other reporting segments. The year-to-date profit was a reflection of the same items impacting the quarter activity.

The IDA strategy continues to be an important component in the North American business and utilizes showcases, business-to-business sales, the Internet and television shopping to obtain access to more consumers.

Tupperware North America is expected to have a decline in sales for the full year. Although the rate of improvement in comparisons with last year for the balance of 2005 is not expected to be at the level seen in the first quarter, a full year loss significantly lower than that in 2004 is expected. The segment is expected to reach breakeven in 2006.

BeautiControl North America

	2005	2004	Increase		Restated* increase	Foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Second Qtr
Net sales (a)	$41.1	$30.1	$11.0	36%	36%	$—	13%	10%
Segment profit	3.6	3.0	0.6	17	17	—	8	8

Year-to-Date
Net sales (a)	$75.7	$55.4	$20.3	37%	37%	$—	12%	9%
Segment profit	6.4	2.5	3.9	+	+	—	8	4

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	Increase of more than 100 percent
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

BeautiControl North America sales volume increased significantly in both the quarter and year to date due to substantial total sales force and average active sales force growth as strong recruiting continued. The segment’s “Spa Escapes” interactive party has been a significant factor in sales force growth, along with an ongoing leadership development program.

For the second quarter, the profit increase was a direct result of the sales improvement noted above. In addition, there was improvement in the segment’s gross margin due to a shift in mix to higher margin products. However, this was offset by higher marketing and distribution costs associated with the recent record sales and sales force growth. Progress is being made towards mitigating these costs, which is expected to lead to an improved return on sales later this year.

Year-to-date sales and profit was in line with the discussion related to the second quarter. In addition, the current year included a favorable impact from the absence of approximately $2.5 million of expenses incurred in 2004 for an executive retirement and legal matters.

Given the sales force trends in this market, BeautiControl North America is expected to have significant full year sales and profit growth in 2005.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $217.5 million as of July 2, 2005, compared with $173.9 million as of the end of 2004. The increase in working capital was primarily from an increase in cash on hand and a reduction in accounts payable mainly due to timing of promotional programs and the fiscal fourth quarter of 2004 ending before the end of December compared with the fiscal second quarter of 2005 ending after the end of June, as well as lower Tupperware United States business volume in the current year.

As of July 2, 2005, the Company had $192.1 million available under its unsecured revolving line of credit. This line of credit totaled $200 million and includes an accordion feature allowing the Company, with the lenders’ assent, to increase the limit to $250 million. The agreement expires on November 4, 2009. The agreement contains reasonable and customary covenant restrictions which are outlined in Note 13 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay dividends.

In addition to the revolving lines of credit, the Company had about $105 million available under other uncommitted lines of credit as of July 2, 2005. These borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. While the current downturns in Japan and the United States noted earlier have limited the ability of these markets to contribute operating cash flows to the Company, and the slow down in Germany could have such an impact in the future, they have not resulted in a material negative impact to the Company as a whole. The combined favorable results in the other major markets as well as improvement in many smaller markets were sufficient to overcome the negative impact of the German, United States and Japanese operating results on cash flows from operating activities. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The net debt-to-total capital ratio at the end of the second quarter was 29.2 percent compared with 50.5 percent at the end of the second quarter of 2004 and 35.2 percent at 2004 year end. Net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity. The decrease from the same period a year ago reflected a lower debt balance due to revaluation of debt associated with interest rate swaps, as well as increased equity from the positive operating results and stock option exercises. It is currently the Company’s expectation that it will largely maintain its long-term borrowing level and it will seek to refinance the $100 million notes that are due in 2006. As discussed in the market risk section following, the Company elected in the first quarter of 2005, to lock in a fixed base interest rate for this refinancing.

Operating Activities. Net cash provided by operating activities for the first six months of 2005 was $43.5 million compared with $21.3 million in the comparable 2004 period. The largest difference between the periods was a $1.9 million cash inflow to settle fair-value hedges versus an $8.0 million cash outflow last year primarily as a result of a stronger euro versus the U.S. dollar. The Company’s hedging positions are more fully discussed in the market risk section. In addition, the large loss by Tupperware North America in 2004 generated an income statement benefit but not a cash tax benefit. This did not recur to the same degree in 2005. The Company’s net cash provided by operating activities was also favorably impacted by lower foreign current and advance income tax payments in 2005 as well as the refund of excess payments previously made in certain foreign jurisdictions. These increases were partially offset by a greater payout of accounts payable and accrued liabilities in the current year due to the timing of the fiscal versus the calendar month ends in December 2003 and 2004 and the second quarter of 2004 and 2005.

Investing Activities. During the second quarters of 2005 and 2004, the Company spent $18.3 million and $20.2 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. Full year 2005 capital expenditures are expected to be between $55 and $60 million. Partially offsetting the capital spending in the first half of the year was $7.1 million in 2005 and $2.8 million in 2004, of proceeds related to the sale of certain property, plant and equipment in addition to insurance proceeds received in 2005 for property damaged by a hurricane during the third quarter of 2004. The proceeds from the sales were primarily related to land for development near the Company’s Orlando, Florida headquarters. The transaction in 2004 also involved the Company’s acceptance of $11.6 million notes receivable which was collected in the third quarter of 2004. Cumulative proceeds from the Company’s program to sell land for development which began in 2002, are expected to be between $80 to $90 million by the end of 2007, including the $35 million received through the second quarter of 2005. Proceeds for the remainder of 2005 are expected to be about $6 million.

Financing Activities. Dividends paid to shareholders were $26.0 million and $25.8 million in the first half of 2005 and 2004, respectively. Proceeds received from the exercise of stock options were $21.0 million and $1.0 million for the first half of 2005 and 2004, respectively. The corresponding shares were issued out of the Company’s balance held in treasury.

New Pronouncements

Refer to Notes 6 and 16 to the consolidated financial statements for a discussion of new pronouncements.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, the currencies in which it borrows and the interest rate lock described below. The Company has set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. To move back to this target after closing previously entered swap agreements to take advantage of market conditions then existing, the Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The swap agreements total a notional amount of $150 million and expire in 2011. The Company receives semi-annual interest payments at 7.91 percent and makes floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points. These swaps convert the Company’s $150 million of notes payable due in 2011 from fixed to floating rates and serve as a hedge of the fair value of this debt. The ineffectiveness of these swaps was immaterial in the second quarter and year-to-date periods of 2005.

As noted earlier in the liquidity and capital resources section, the Company intends to refinance its $100 million notes that are due in 2006. To protect itself from the risk of higher interest rates, in March 2005, the Company entered into an agreement to lock in a fixed 10-year treasury rate of approximately 4.70 percent that will provide the base interest for the debt to be issued in the refinancing. This fixed interest rate will be increased by the Company’s market credit spread that exists at the time the debt is issued to result in the new debt’s effective interest rate. This derivative has been designated as a cash flow hedge and is recorded at its fair value on a quarterly basis. Pending the issuance of the new debt, any gains or losses, to the extent they represent an effective hedge, are recorded as a component of other comprehensive income. As of July 2, 2005, the balance in other comprehensive income related to this instrument was a $4.2 million loss, net of tax. At the time the new debt is issued any gain or loss existing in other comprehensive income will be paid or received in cash upon settlement of the hedge and recorded as a component of interest expense over the life of the new debt.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced with a large reduction occurring in the second quarter of 2005. The Company, however, currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. As of July 2, 2005, the cumulative loss was $0.6 million. The changes in the cumulative loss in the second quarters of 2005 and 2004 and the year-to-date periods then ended were insignificant.

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

In order to hedge against the impact of a strengthening U.S. dollar in the current year, in January 2005, the Company entered into ten option agreements, eight of which hedge a portion of its net equity investments denominated in euros, and two of which were deemed speculative because they do not meet the requirements for hedge accounting. The options each have a strike price of approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2005 euro-denominated cash flows with a floor of approximately 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expire at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro and expire in September and October of 2005. Should the exchange rate stay above the strike prices of the options immediately prior to their expiration, the Company will allow the options to expire unexercised. At the end of each quarter, the Company revalues the open options and records any change in fair value as a component of other comprehensive income for the eight equity hedge options or as a component of other income or expense for the two speculative options. The Company paid approximately $1.1 million for these options, which is recorded in other expense during 2005 as part of the revaluation process. During the first half of 2005, four of the options with notional amounts of 24.4 million euro were allowed to expire unexercised based on market rates. The impact on net income as a result of the option expirations and revaluations during the second quarter and year-to-date period of 2005 were pretax gains of $0.9 million and $0.7 million, respectively. When the U.S. dollar is at a rate below 1.256 U.S. dollars to the euro, immediately prior to the expiration of the option contracts previously discussed, they will be exercised. During the second quarter, the Company exercised an option with a notional value of 5.2 million euro and recorded a resulting gain of $0.2 million in other comprehensive income. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. The impact on other expense as a result of the option expirations and revaluations during both the second quarter and year-to-date periods of 2004 was a $0.9 million loss. The cost of these options was $1.7 million.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions which were primarily with U.S. dollars as of July 2, 2005 were to buy Australian dollars, $20 million; euro, $36 million; and Mexican pesos, $34 million and to sell Swiss francs, $29 million and Japanese yen, $23 million. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s second quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
4/3/05 – 5/7/05	—	—	n/a	n/a
5/8/05 – 6/4/05	38,187	$22.27	n/a	n/a
6/5/05 – 7/2/05	47,373	$22.67	n/a	n/a

Total	85,560		n/a

(a)	Represents common stock surrendered to the Company as part settlement of $1.9 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 annual meeting of shareholders of the Registrant occurred on May 11, 2005. The following matters were voted upon at the meeting: the election as a director of the Registrant of each of Catherine A. Bertini, Clifford J. Grum, Angel R. Martinez and Robert J. Murray; the ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of the Registrant; and an amendment of the Tupperware Corporation Director Stock Plan to extend its duration, to add shares to the plan and to eliminate the further effectiveness of a certain stock option in lieu of cash retainer feature.

Matter Voted	Votes For	Votes Against/ Withheld*	Abstained
Election of Catherine A. Bertini	52,038,653	1,062,630	—
Election of Clifford J. Grum	52,101,659	999,624	—
Election of Angel R. Martinez	52,142,935	958,348	—
Election of Robert J. Murray	52,121,156	980,127	—
Approval of PricewaterhouseCoopers LLP	52,543,670	477,785	79,828
Approval of Director Stock Plan amendment	37,813,008	5,041,571	296,712

*	Numbers shown for Director elections are votes withheld. For approval of PricewaterhouseCoopers LLP and Director Stock Plan amendment, the number shown is votes against.

In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting are: Rita Bornstein, Kriss Cloninger III, E.V. Goings, Joe R. Lee, Bob Marbut, David R. Parker, Joyce M. Roché and M. Anne Szostak. On July 6, 2005, the Registrant elected J. Patrick Spainhour to its board of directors, as well.

Item 5. Other Matters

As indicated in Item 4 above, at the 2005 annual meeting of shareholders of the Registrant that was held on May 11, 2005, certain amendments to the Director Stock Plan (the Plan) were approved. The amendments were to sections 4, 5 and 9 of the plan which is filed as exhibit 10.1 and are summarized below.

•	The maximum number of shares of Common Stock available for use under the Plan was increased from 300,000 to 600,000.

•	The duration of the Plan was extended from 10 years to 20 years from the date approved by shareholders.

•	The option for directors to receive a portion of their compensation in reduced price stock options was removed.

Item 6. Exhibits

(a)	Exhibits

(10.1)	Tupperware Corporation Director Stock Plan (as amended November 12, 1998, November 13, 2001 and May 11, 2005)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida

August 8, 2005