Form 10-Q
period 2005-10-01
TUPPERWARE CORP
filed 2005-11-10
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended October 1, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐ .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of November 7, 2005, 60,016,177 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

PART I. FINANCIAL INFORMATION

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

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
	October 1, 2005	September 25, 2004
	(In millions, except per share amounts)
Net sales	$270.7	$259.3
Cost of products sold	100.5	90.9

Gross margin	170.2	168.4

Delivery, sales and administrative expense	161.1	158.3
Re-engineering and impairment charges, net	0.6	1.8
Gains on disposal of assets	—	10.1

Operating income	8.5	18.4

Interest income	0.7	0.4
Other income	0.2	(0.3)
Interest expense	7.3	3.7
Other expense	(0.5)	0.8

Income before income taxes	1.6	14.0
(Benefit from) provision for income taxes	(1.0)	1.1

Net income	$2.6	$12.9

Net income per common share:

Basic	$0.04	$0.23

Diluted	$0.04	$0.22

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	40 Weeks Ended October 1, 2005	39 Weeks Ended September 25, 2004
	(In millions, except per share amounts)
Net sales	$917.5	$866.6
Cost of products sold	324.7	297.3

Gross margin	592.8	569.3

Delivery, sales and administrative expense	511.6	506.4
Re-engineering and impairment charges, net	7.8	2.5
Gains on disposal of assets	3.4	11.6

Operating income	76.8	72.0

Interest income	2.2	1.4
Other income	0.5	0.3
Interest expense	15.9	10.6
Other expense	0.5	1.8

Income before income taxes	63.1	61.3
Provision for income taxes	8.9	10.2

Net income	$54.2	$51.1

Net income per common share:
Basic	$0.91	$0.88

Diluted	$0.90	$0.87

Dividends per common share	$0.66	$0.66

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	October 1, 2005	December 25, 2004
	(In millions)
Cash and cash equivalents	$73.2	$90.9

Accounts receivable	124.6	119.0
Less allowances for doubtful accounts	(16.9)	(15.0)

	107.7	104.0

Inventories	176.7	163.0
Deferred income tax benefits, net	58.6	59.4
Non-trade amounts receivable	28.6	35.8
Prepaid expenses	16.2	12.9

Total current assets	461.0	466.0

Deferred income tax benefits, net	160.1	160.5

Property, plant and equipment	1,106.9	1,131.2
Less accumulated depreciation	(904.9)	(915.2)

	202.0	216.0
Long-term receivables, net of allowances of $18.2 million at October 1, 2005 and $25.7 million at December 25, 2004	38.0	42.6
Goodwill	56.2	56.2
Other assets, net	42.1	41.9

Total assets	$959.4	$983.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	October 1, 2005	December 25, 2004
	(Dollars in millions except per share amounts)
Accounts payable	$64.3	$91.0
Short-term borrowings and current portion of long-term debt	3.0	2.6
Accrued liabilities	188.0	198.5

Total current liabilities	255.3	292.1

Long-term debt	257.8	246.5
Accrued postretirement benefit cost	35.1	35.3
Other liabilities	100.1	118.4

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	27.5	25.6
Subscriptions receivable	(13.3)	(18.7)
Retained earnings	563.7	560.9
Treasury stock, 2,372,067 shares at October 1, 2005, and 3,542,135 shares at December 25, 2004, at cost	(63.5)	(96.8)
Unearned portion of restricted stock issued for future service	(4.1)	(2.9)
Accumulated other comprehensive loss	(199.8)	(177.8)

Total shareholders’ equity	311.1	290.9

Total liabilities and shareholders’ equity	$959.4	$983.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	40 Weeks Ended Oct 1, 2005	39 Weeks Ended Sept 25, 2004
	(In millions)
Operating Activities:
Net income	$54.2	$51.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.8	37.3
Amortization of deferred gains, restricted stock compensation and other	—	(0.7)
Net gains on disposal of assets	(2.8)	(11.5)
Provision for bad debts	4.1	5.0
Net impact of writedown of inventories and change in LIFO reserve	(4.6)	4.3
Non-cash impact of re-engineering and impairment costs	—	0.5
Decrease (increase) in net deferred income taxes	3.6	(16.2)
Stock option expense	1.9	1.8
Termination of interest rate hedge	3.1	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(11.8)	2.8
Increase in inventories	(18.1)	(30.3)
(Increase) decrease in non-trade amounts receivable	(0.8)	4.0
Increase in prepaid expenses	(6.4)	(2.5)
(Increase) decrease in other assets	(1.7)	3.0
Decrease in accounts payable and accrued liabilities	(29.3)	(13.2)
Increase (decrease) in income taxes payable	1.7	(6.0)
Decrease in other liabilities	(2.8)	(3.8)
Net cash impact from hedge activity	3.8	(9.8)
Termination of interest rate swaps	(3.1)	—
Other	0.1	0.6

Net cash provided by operating activities	26.9	16.4

Investing Activities:
Capital expenditures	(31.0)	(31.8)
Proceeds from disposal of property, plant and equipment	7.5	15.0
Payment to terminate interest rate hedge	(3.1)	—

Net cash used in investing activities	(26.6)	(16.8)

Financing Activities:
Dividend payments to shareholders	(39.1)	(38.6)
Proceeds from exercise of stock options	24.2	1.0
Proceeds from payments of subscriptions receivable	0.5	1.5
Net increase in short-term debt	0.8	15.9

Net cash used in financing activities	(13.6)	(20.2)

Effect of exchange rate changes on cash and cash equivalents	(4.4)	(0.5)

Net decrease in cash and cash equivalents	(17.7)	(21.1)
Cash and cash equivalents at beginning of year	90.9	45.0

Cash and cash equivalents at end of period	$73.2	$23.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all notes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring items, necessary for a fair statement of financial position, results of operations and cash flows. The results of operations of any interim period are not necessarily indicative of the results that may be expected for a full fiscal year.

Certain prior year amounts have been reclassified in the consolidated financial statements to conform with current year presentation. The Company’s fiscal year ends on the last Saturday of December, and as a result, the 2005 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2004. In addition, the year to date period ended October 1, 2005 contained 40 weeks as compared with 39 weeks in the year to date period ended September 25, 2004.

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the third quarter of 2005 and 2004 were $13.0 million and $11.9 million, respectively, and was $40.3 million and $39.0 million for each of the corresponding year-to-date periods.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.

A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded in that meeting one level may result in receiving a piece of jewelry with higher achievement resulting in more valuable prizes such as televisions and trips. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded and they would take on additional responsibilities for

Note 3: Promotional Accruals (continued)

recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers such as the scheduling of new direct selling demonstrations, increasing the number of sales force members holding parties or increasing end consumer attendance at parties may also be the focus of a program.

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

The costs of these awards are recorded in delivery, sales and administrative expense during the period over which the sales force qualifies for the award. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Total promotional expenses included in delivery, sales and administrative expense for the third quarter of 2005 and 2004 were $42.1 million and $45.9 million, respectively, and were $138.3 million and $149.8 million for the corresponding year-to-date periods.

Note 4: Operating Leases

It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. Most of the Company’s operating lease agreements relate to automobiles. The Company has a lease agreement on a warehouse located in Europe which offers a purchase option of about $3.5 million, which is expected to approximate fair market value, at the end of the lease term in 2010. There were no material lease agreements containing renewal options.

Note 5: Inventories

Inventories, by component, are summarized as follows (in millions):

	Oct. 1, 2005	Dec. 25, 2004
Finished goods	$110.8	$103.1
Work in process	20.3	18.9
Raw materials and supplies	45.6	41.0

Total inventories	$176.7	$163.0

During the first quarter of 2005 there was a $1.6 million benefit from the reduction of last-in-first-out (LIFO) inventory reserves due to lower LIFO inventories achieved through initiatives to lower inventory levels

Note 5: Inventories (continued)

in advance of the capacity shift made under the Company’s re-engineering initiative discussed in Note 9 to the consolidated financial statements. The total benefit from the reduction of LIFO inventory reserves during the third quarter and year-to-date periods of 2005 resulting from this capacity shift and initiatives to lower inventory levels was $1.4 million and $6.8 million, respectively.

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

(In millions, except per share amounts)	13 Weeks Ended Oct 1, 2005	13 Weeks Ended Sep 25, 2004	40 Weeks Ended Oct 1, 2005	39 Weeks Ended Sep 25, 2004
Net income	$2.6	$12.9	$54.2	$51.1
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.5	0.3	1.7	1.1
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(0.8)	(1.0)	(2.5)	(3.2)

Pro forma net income	$2.3	$12.2	$53.4	$49.0

Earnings per share:
Basic – as reported	$0.04	$0.23	$0.91	$0.88

Basic – pro forma	$0.04	$0.21	$0.90	$0.84

Diluted – as reported	$0.04	$0.22	$0.90	$0.87

Diluted – pro forma	$0.04	$0.21	$0.88	$0.83

Note 6: Accounting for Stock-Based Compensation (continued)

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123 entitled SFAS No. 123(R), “Share Based Payment”. Under the revised standard the Company will be required to recognize compensation expense on any unvested portion of grants not previously accounted for under the fair-value-based method. On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment”. SAB 107 was issued to provide guidance on SFAS 123(R) and its interaction with certain SEC rules and regulations and to provide the SEC staff views regarding valuation of share-based payment arrangements. On April 14, 2005, the SEC adopted a new rule through release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment”, to amend the effective date of SFAS 123(R) for registrants to fiscal years beginning after December 15, 2005. As such, the standard will be effective for the Company beginning in fiscal 2006. Upon adoption of the final standard, the Company expects to incur approximately $1.0 million of incremental expense in each of 2006 and 2007 if all options vest based on the passage of time. However, certain of the outstanding options contain a provision that accelerates vesting upon achievement of stock price appreciation targets. Achievement of these targets impact the timing and amount of incremental expense to be recognized.

Earlier in the year, the SEC Staff offered its views on how certain companies should address non-substantive vesting conditions, such as retirement eligibility provisions, of share-based payment awards under FAS 123, “Accounting for Stock-Based Compensation,” and APB 25, “Accounting for Stock Issue to Employees”. Under FAS 123 and APB 25, it specifies that awards are vested when the employee’s retention of the award is no longer contingent on providing subsequent service. That would be the case for awards issued to employees who are or become retirement eligible during the vesting period. Most companies, including Tupperware Corporation, were not following this vesting approach, but were recognizing the compensation cost over the nominal vesting period (the vesting terms of the award). Companies that have been using this method are to continue doing so until adopting the provisions under FAS 123(R) when they become effective in 2006. Upon adoption of 123(R), any new grants going forward are to be recognized as compensation vesting immediately if issued to individuals who are already retirement eligible, or vest over the period of time the individuals will become retirement eligible if it is prior to the nominal vesting period of the grant. The Company estimates the impact of using this vesting approach for its 2006 grants will be to accelerate recognition of approximately $1.5 million compensation expense in the initial year of adoption.

On August 31, 2005, the FASB issued FSP 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” The guidance defers the requirements of FAS 123(R) that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to the recognition and measurement requirements of other applicable accounting standards when the rights conveyed by the instrument to the holder are no longer dependent upon the holder being an employee of the Company. A freestanding financial instrument originally issued as employee compensation would be subject to the recognition and measurement provisions of FAS 123(R) throughout the life of the instrument, unless its terms are modified after the time the rights conveyed by the instrument are no longer dependent on

Note 6: Accounting for Stock-Based Compensation (continued)

the holder being an employee. This deferral was proposed as a result of another project by the FASB which may significantly change other applicable GAAP regarding the distinction between liabilities and equity. This FSP supersedes guidance in FSP EITF 00-19-1, “Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation” which was issued on May 31, 2005. The FSPs is effective in conjunction with FAS 123(R) which is the first quarter of 2006. There will be no impact to the Company upon implementation of the guidance in FSP 123(R)-1.

On October 18, 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”. In practice, most companies use the date a share-based payment award has been approved by its board of directors, or other appropriate governing body of the company, as the grant date. Under FAS 123(R), there is also a requirement that a mutual understanding of the key terms and conditions of a share-based payment award has been communicated before a grant can be deemed to have been made. This FSP clarifies that a mutual understanding of the key terms and conditions of the award can be presumed on the date the award is approved if (1) the award is a unilateral grant and so the recipient does not have the ability to negotiate key terms and conditions of the award and (2) if the key terms and conditions are communicated to the individual recipients within a relatively short time period from the date of approval. The Company has put procedures in place to facilitate an immediate communication of terms to intended recipients and does not expect any impact upon implementation of the guidance under FAS 123(R) when it becomes effective in 2006.

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

	13 Weeks Ended Oct 1, 2005	13 Weeks Ended Sep 25, 2004	40 Weeks Ended Oct 1, 2005	39 Weeks Ended Sep 25, 2004
Weighted average number of shares used in the basic earnings per share computation	59.6	58.4	59.3	58.4
Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	1.3	0.3	1.1	0.4
Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	1.2	6.9	1.6	6.1

Note 8: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the third quarter and year-to-date periods, were as follows (in millions):

	13 Weeks Ended Oct 1, 2005	13 Weeks Ended Sep 25, 2004	40 Weeks Ended Oct 1, 2005	39 Weeks Ended Sep 25, 2004
Net income	$2.6	$12.9	$54.2	$51.1
Foreign currency translation adjustments	(2.8)	5.4	(33.8)	(6.2)

Deferred gain on cash flow hedges, net of tax provision of $2.3 and $0.1 million for the third quarter 2005 and 2004, respectively, and $0.3 and $0.5 million for the comparable year-to-date periods	4.1	0.1	0.6	0.7
Net equity hedge gain (loss), net of tax provision (benefit) of $0.2 and $0.1 million for the third quarter 2005 and 2004, respectively, and $8.0 and $(1.0) million for the comparable year-to-date periods	0.4	0.2	14.3	(1.5)
Minimum pension liability, net of tax benefit of $1.7 million for the year-to-date 2005 period	—	—	(3.1)	—

Comprehensive income	$4.3	$18.6	$32.2	$44.1

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 13, “Accounting for Derivative Instruments and Hedging Activities”.

Note 9: Re-engineering Costs

The liability balance, included in accrued liabilities, related to re-engineering activity for the nine months ended October 1, 2005 and the year ended December 25, 2004 were as follows (in millions):

	October 1, 2005	December 25, 2004
Beginning of year balance	$1.9	$4.4
Provision	8.2	7.8
Accrual adjustments	(0.4)	(0.8)
Cash expenditures:
Severance	(8.0)	(4.2)
Other	(0.5)	(0.8)
Non-cash impairments	(0.1)	(4.5)
Translation impact	—	—

End of period balance	$1.1	$1.9

Note 9: Re-engineering Costs (continued)

The accrual adjustment in 2005 relates to the resolution of a litigation claim. The remaining accrual at October 1, 2005 relates primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be largely paid out by the fourth quarter of 2005.

The Company recorded $0.6 million in net re-engineering and impairment charges during the third quarter of 2005 primarily as a result of the elimination and shifting of 6 positions in the Japanese manufacturing and distribution facility and an adjustment to previously recorded severance amounts for the U.S. manufacturing facility. For the year-to-date period of 2005, the Company recorded net re-engineering and impairment charges of $7.8 million primarily related to headcount reductions of approximately 250 positions in the Company’s Hemingway, South Carolina manufacturing facility. The year-to-date period also included the elimination of 24 positions by Tupperware United States due to the transfer of customer care services to another location and a charge related to 7 positions eliminated in Canada as a result of closing a redundant warehouse location.

The Company included $1.1 million in cost of products sold during the third quarter and $2.2 million for the year-to-date period for transferring manufacturing equipment as a result of the re-engineering activities announced in the first quarter of 2005. Additionally, a benefit of $1.4 million and $6.8 million was recognized in cost of products sold during the 2005 third quarter and year-to-date periods, respectively, from a reduction in the reserve requirements for inventory accounted for under the LIFO method of inventory valuation. This reduction stems from a decrease in United States produced Tupperware inventories as a result of the shift of manufacturing capacity to the Company’s international facilities and initiatives to lower inventory levels.

The re-engineering and impairment charges of $1.8 million in the third quarter of 2004 primarily related to manufacturing rationalization and headcount reductions of approximately 100 employees in the Philippines, Japan and Korea. Included in the 2004 year-to-date period were $2.5 million of severance costs for approximately 70 employees at the Company’s manufacturing facility in South Carolina and its Tupperware United States customer care center.

Note 10: Noncash Investing and Financing Activities

During the first nine months of 2005 and 2004, loans from the Company to its executives of $5.1 million and $0.6 million, respectively, were settled through the surrender of common stock that had been purchased under the Management Stock Purchase Plan.

Note 11: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, and (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of

Note 11: Segment Information (continued)

customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Worldwide sales of BeautiControl brand products totaled $38.4 million and $31.0 million in the third quarter of 2005 and 2004, respectively, and $121.7 million and $91.9 million in the year-to-date periods ended October 1, 2005 and September 25, 2004, respectively.

(In millions)	13 Weeks Ended Oct 1, 2005	13 Weeks Ended Sep 25, 2004	40 Weeks Ended Oct 1, 2005	39 Weeks Ended Sep 25, 2004
Net sales (a):
Europe	$115.6	$113.3	$440.3	$415.2
Asia Pacific	53.0	50.1	151.5	148.1
Latin America	30.0	26.9	91.4	77.7
North America	36.9	40.2	123.4	141.4
BeautiControl North America	35.2	28.8	110.9	84.2

Total net sales	$270.7	$259.3	$917.5	$866.6

Segment profit (loss):
Europe	$9.9	$16.1	$78.8	$83.0
Asia Pacific	4.4	4.0	10.3	12.1
Latin America	2.4	2.3	8.8	7.2
North America (b)	(3.4)	(7.6)	(6.6)	(25.2)
BeautiControl North America	1.6	1.7	8.0	4.2

Total segment profit	14.9	16.5	99.3	81.3

Unallocated expenses	(6.1)	(7.5)	(18.1)	(19.9)
Other income (c)	—	10.1	3.4	11.6
Re-engineering and impairment charges	(0.6)	(1.8)	(7.8)	(2.5)
Interest expense, net (d)	(6.6)	(3.3)	(13.7)	(9.2)

Income before income taxes	$1.6	$14.0	$63.1	$61.3

(a)	Certain prior year amounts have been reclassified to conform with current year presentation.
(b)	North America segment loss includes a benefit of $1.4 million in the third quarter and $5.2 million in the year-to-date period due to the reduction of LIFO inventory reserve requirements from a shift of capacity from Hemingway, South Carolina to other manufacturing facilities and initiatives to reduce inventory. Offsetting these amounts are costs of $0.4 million in the third quarter and $1.2 million in the year-to-date related to the transfer of machinery and equipment to the other manufacturing facilities.
(c)	Other income was for gains under the Company’s continuing program to sell land held for development near its Orlando, Florida headquarters site.
(d)	Interest expense for the third quarter and year-to-date periods of 2005 includes $3.1 million due to the early termination of an interest rate hedge agreement which was no longer an effective hedge due to a refinancing of the Company’s debt that will be necessary upon closing the Company’s Sara Lee acquisition discussed in Note 12 to the consolidated financial statements.

Note 12: Business Acquisition

On August 10, 2005, the Company entered into an agreement with Sara Lee Corporation to acquire its direct selling beauty business for $557 million in cash, subject to adjustment in certain circumstances. The Sara Lee businesses primarily sell beauty and personal care products, mainly in Latin America and Asia, through an independent sales force of approximately 900,000 consultants. For their fiscal year ended July 2, 2005, the acquired businesses had

Note 12: Business Acquisition (continued)

net revenues of approximately $470 million and historically have had a return on sales percentage in the mid-teens from on-going operations on a standalone basis. The acquisition is expected to close before the end of 2005.

The Company has obtained commitments for financing in the form of a term loan and new revolving line of credit in order to fund the acquisition, discharge its currently outstanding $100 million notes due in 2006, call its $150 million notes due in 2011 and replace the current revolving line of credit. As a result of the call of its $150 million notes, the Company will be required to pay make-whole payments to the note holders of approximately $20 million. This will be recorded as a component of interest expense upon closing. As discussed in Note 13 to the consolidated financial statements, the Company has exited its various interest rate hedges, which were no longer effective under the planned refinancing.

Note 13: Accounting for Derivative Instruments and Hedging Activities

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. Previously, the Company has also entered into interest rate swap agreements to convert fixed-rate U.S. dollar long-term debt to floating-rate U.S. dollar debt with the impact recorded as a component of net income. In anticipation of the acquisition of the Sara Lee direct selling beauty business, the Company closed its fixed to variable interest rate swaps during the third quarter of 2005. Closing the swaps resulted in a loss of approximately $3.1 million that was deferred at the end of the third quarter and will be recorded as a component of income, along with the remaining deferred gains generated upon terminating other interest rate swap agreements in previous years, when the Company’s $150 million notes are settled as part of the refinancing to occur with the acquisition. Prior to closing the swap, the hedging relationships the Company had entered into were highly effective, and the ineffectiveness recorded as a component of net income for the third quarter and year-to-date periods ended October 1, 2005 and September 25, 2004 were immaterial.

The Company has an interest rate swap agreement that matures on January 24, 2007, with a notional amount of 6.7 billion Japanese yen. The Company pays a fixed rate payment of 0.63 percent with semi-annual settlements and receives a Japanese yen floating rate based on the LIBOR rate. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced with a large reduction occurring in the second

Note 13: Accounting for Derivative Instruments and Hedging Activities (continued)

quarter of 2005. The Company, however, currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. As of October 1, 2005, the cumulative loss was about $0.4 million. The changes in the cumulative loss in the third quarter and year-to-date period of 2005 were net gains of $0.2 million and $0.4 million, respectively. The changes in the prior year third quarter and year-to-date period was a net loss of $0.1 million and a net gain of $0.1 million, respectively.

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

Prior to the planned acquisition discussed in Note 12, the Company intended to refinance its $100 million notes when they came due in 2006. To protect itself from the risk of higher interest rates, the Company entered into an agreement during the first quarter of 2005 to lock in a fixed 10-year treasury rate of approximately 4.70 percent base interest. The expectation was that this base rate, increased by the Company’s market credit spread at the time the debt was issued would be the new debt’s effective interest rate. This derivative was designated as a cash flow hedge and was reflected at its fair value on a quarterly basis. In light of the upcoming acquisition and the resulting changes in the plans for financing the Company’s operations, the Company exited the interest rate lock agreement during the third quarter of 2005. The $3.1 million cost to exit the agreement was recorded as a component of interest expense.

As of October 1, 2005, the balance in other comprehensive income related to the cash flow hedges discussed above was a $0.1 million gain, net of tax. The change in the balances in other comprehensive income were net gains of $4.1 million and $0.1 million during the third quarters of 2005 and 2004, respectively, and net gains of $0.6 million and $0.7 million for each of the comparable year-to-date periods, respectively (see Note 8 to the consolidated financial statements).

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. The Company recorded after tax net gains (losses) associated with these hedges in other comprehensive income of $0.4 million and $0.2 million for the third quarters of 2005 and 2004, respectively, and $14.3 million and $(1.5) million for the year-to-date periods then ended. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next twelve months.

In order to hedge against the impact of a strengthening U.S. dollar in 2005, in January 2005, the Company entered into ten euro option agreements. Eight of the options were to hedge a

Note 13: Accounting for Derivative Instruments and Hedging Activities (continued)

portion of its net equity investments denominated in euros, and the other two were deemed speculative because they did not meet the requirements for hedge accounting. The options strike prices were approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options is to protect the value of the Company’s euro net equity and 2005 cash flows with a floor of 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expiration dates at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro, with one of the options with a notional value of 6.3 million euro expiring in September and the other with a notional value of 14.2 million euro expiring in October. When the exchange rate is above the strike price of the option immediately prior to their expiration, the Company allows the option to expire unexercised. At the end of each quarter, the Company revalues the open options and records any change in fair value as a component of other comprehensive income for equity hedge options and as a component of other income or expense for the speculative options. The Company paid approximately $1.1 million for these options, which is recorded in other expense as part of the revaluation process. During the first nine months of 2005, four of the options with notional amounts of 24.4 million euro were allowed to expire unexercised based on market rates. The impact on net income as a result of the option expirations and revaluations during the third quarter and year-to-date period of 2005 was a pretax loss of $0.2 million and a pretax gain of $0.5 million, respectively. When the U.S. dollar is at a rate below 1.256 U.S. dollars to the euro immediately prior to the expiration of the option contracts, they are exercised. The Company exercised two options with a notional value of 11.4 million euro during the third quarter and recorded resulting gains of $0.2 million in other comprehensive income and $0.3 million in other income and three options with a notional value of 16.6 million euro during the year-to-date period and recorded resulting gains of $0.4 million in other comprehensive income and $0.3 million in other income. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. The impact on other expense as a result of the option expirations and revaluations during both the third quarter and year-to-date period of 2004 were losses of $0.7 million and $0.9 million, respectively. The cost of these options was $1.7 million.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions, which were primarily with U.S. dollars as of October 1, 2005, were to buy Australian dollars, $25 million; euro, $65 million; and Mexican pesos, $37 million and to sell Swiss francs, $41 million and Japanese yen, $22 million. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

Note 14: Revolving Line of Credit

As of October 1, 2005, the Company had a revolving line of credit totaling $200 million which includes an accordion feature allowing the Company, with the lenders’ assent, to increase the credit limit to $250 million. The agreement expires on November 4, 2009, however, the Company plans on replacing the current line with a new line in the same amount as part of the acquisition of the Sara Lee direct selling beauty business (see Note 12 to the consolidated financial statements). The current agreement contains reasonable and customary covenant restrictions. The covenant restrictions include an adjusted covenant earnings financial measure which is non-GAAP. The non-GAAP measure may not be comparable to similarly titled measures used by other entities and excludes unusual, non-recurring gains as well as non-cash charges. Discussion of this measure is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met and caution should be used when comparing this information with that of other companies.

The revolving credit agreement subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the third quarter of 2005, the requirement was $173.2 million. The requirement is increased quarterly by 25 percent of the Company’s consolidated net income for the quarter. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the third quarter was $301.4 million as shown below.

These covenants are based upon 12 month rolling amounts. As such, amounts for the third quarter include the sum of amounts from the fourth quarter of 2004 plus the first, second and third quarters of 2005.

12 Months Ended Oct 1, 2005
Adjusted net worth

Minimum adjusted net worth required
Base net worth per financial covenant	$145.0
Plus 25% of net income after June 26, 2004	25.7
Plus increases from equity issuances	2.5

Adjusted net worth required	$173.2

Company’s adjusted net worth
Total shareholders’ equity as of October 1, 2005	$311.1
Less changes in accumulated other comprehensive loss after June 26, 2004	9.7

Adjusted net worth	$301.4

Note 14: Revolving Line of Credit (continued)

Additionally, in order to pay dividends or acquire its own stock, the Company must maintain a fixed charge to coverage ratio of greater than 1.5 after considering the contemplated transaction. The fixed charge coverage ratio is defined as adjusted covenant earnings divided by the sum of gross interest expense plus dividends. Adjusted covenant earnings represent earnings before income taxes, depreciation and amortization and further excludes unusual, non-recurring gains as well as non-cash charges. The fixed charge coverage ratio is a rolling twelve month calculation and as of October 1, 2005, the Company’s ratio was 2.3 as shown below.

12 Months Ended Oct 1, 2005
Adjusted covenant earnings

Net income	$90.0
Add:
Depreciation and amortization	49.3
Gross interest expense	20.2
Provision for income taxes	13.8
Pretax non-cash re-engineering and impairment charges	3.9
Deduct:
Gain on Orlando land sales	3.4
Reduction of LIFO inventory reserves from capacity shift	5.2
Gain from hurricane insurance recovery	1.5
Gain from environmental insurance recovery	1.3

Adjusted covenant earnings	$165.8

Fixed charge to coverage ratio
Adjusted covenant earnings	$165.8

Divided by sum of:
Gross interest expense	20.2
Plus dividends paid	51.7

71.9
Fixed charge to coverage ratio	2.3

Note 15: Retirement Benefit Plans

Components of net periodic benefit cost for the third quarter and year-to-date periods ended October 1, 2005 and September 25, 2004 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Service cost and expenses	$0.8	$1.5	$0.3	$0.1	$3.4	$4.5	$0.8	$0.7
Interest cost	1.3	1.4	0.9	0.9	4.2	4.2	2.7	2.7
Expected return on plan assets	(1.0)	(0.9)	—	—	(2.8)	(2.7)	—	—
Net amortization	0.2	0.2	0.2	0.2	0.1	0.4	0.8	0.7

Net periodic benefit cost	$1.3	$2.2	$1.4	$1.2	$4.9	$6.4	$4.3	$4.1

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

Note 16: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 17: New Pronouncements

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Asset Retirement Obligations”. This interpretation clarifies the term “conditional asset retirement obligation” as used in SFAS 143, “Accounting for Asset Retirement Obligations”, to refer to a legal obligation to perform an asset retirement activity for which the timing or method of settlement may be conditional on a future event. FIN 47 requires an entity to record a liability for the fair value of the retirement obligation if it can be reasonably estimated with the offsetting amount being capitalized as part of the asset in accordance with the provisions of SFAS 143. The interpretation does acknowledge that estimating the fair value of the liability may not be possible if there is not enough information, however, it does go on to state the premise is that no asset, except for land, has an indefinite life. FIN 47 is effective for the fourth quarter of 2005. At the time of adoption of this interpretation, the entity is to recognize the cumulative effect as a change in accounting principle. Current information, assumptions, and interest rates as of the date of adoption of FIN 47 are to be used in recognizing the fair value of the obligation and related asset increase. Cumulative accretion of the obligation due to the passage of time and accumulated depreciation are to be recorded for the time period

Note 17: New Pronouncements (continued)

from the date the liability would have been recognized had the provisions of this interpretation been in place at the date of construction or the date the law for certain disposal requirements was enacted, whichever is later. The net impact of recording the cumulative accretion and accumulated depreciation will be reported as a cumulative effect of a change in accounting principle on the income statement. Pro forma disclosure is to be made in a footnote of the amount of the liability for all years presented in the financial statements. Retrospective application of interim financial information is permitted, but not required. Efforts are currently underway to evaluate the impact of this interpretation on the Company. The gross amount of the cost to remediate, which is primarily for the Orlando facility, is approximately $6 million if this were to be done presently. However, the actual liability that would be recorded would be based upon a discounted amount after considering the timing of when costs would actually be incurred. The Company is still finalizing its analysis to determine the amount of the liability, if any, it will need to record upon adoption in the fourth quarter of this year.

On December 21, 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides accounting and disclosure guidance for the special one-time dividends received deduction allowed by the act on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company could distribute up to $300 million of foreign earnings at a cost of about $18 to $20 million under the act. The Company has evaluated its options under the guidance and has elected not to repatriate the foreign earnings.

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

On July 12, 2005, the FASB issued FSP APB 18-1, “Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.” The standard requires that an investor’s proportionate share of an investee’s equity adjustments for other comprehensive income (OCI) be offset against the carrying value of the investment at the time significant influence is lost. If the proportionate share of OCI is greater than the carrying value of the investment, the investment should be reduced to zero and the remaining balance recorded in income. The guidance is effective beginning in the fourth quarter and will have no impact to the Company.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2005, with early application permitted, and has been adopted by the Company effective January 2005 with no material impact.

Note 17: New Pronouncements (continued)

On October 6, 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”. In some lease arrangements, a lessee may take possession or control of the leased property before it commences operations or makes rental payments under the terms of the lease. This may happen in instances where the lessee would need access to the leased property for construction purposes, such as leasehold improvements. FASB Technical Bulletin No. 88-1 requires the lessee to allocate the total rental costs on a straight line basis over the entire lease term. For the rental costs allocated to the period of time of construction, the guidance would treat this as expense in the current period and would not allow for these costs to be capitalized. The guidance is effective for the first quarter of 2006. The possible impact to the Company, if any, is currently being evaluated based upon the structure of planned construction projects.

See Note 6 to the consolidated financial statements for discussion of recently issued guidance related to stock-based compensation.

Note 18: Income Taxes

The Company had a $1.0 million net tax benefit in the third quarter of 2005, compared with an effective tax rate of 7.8 percent in the prior year due to the favorable impact of closing a domestic tax audit as well as a more favorable mix of income. In addition, the year-to-date effective tax rate comparison of 14.1 percent versus 16.5 percent in 2005 and 2004, respectively, was impacted by the resolution of issues associated with both foreign and domestic tax audits, as well as, an adjustment required by domestic and foreign transfer pricing regulations in the current year. The Company’s effective tax rates for both years are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates. A full year 2005 effective tax rate of 12 to 13 percent is currently projected which is lower than the current full year effective tax rate of 18 percent mainly due to the tax benefit associated with acquisition-related financing costs at the domestic tax rate (see Note 12 to the consolidated financial statements).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 40 weeks ended October 1, 2005 compared with the 13 and 39 weeks ended September 25, 2004, and changes in financial condition during the 40 weeks ended October 1, 2005. The Company’s fiscal year ends on the last Saturday of December and as a result the 2005 fiscal year will contain 53 weeks as compared with 52 weeks for the fiscal 2004. In addition, the first nine months of 2005 contained 40 weeks as compared with 39 weeks in the first nine months of 2004.

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

Overview

Net income decreased substantially in the third quarter of 2005 primarily due to a pretax gain in 2004 of over $10 million from land sales. The land sold is near the Company’s Orlando, Florida headquarters. Within the segments there was a slight improvement in sales during the quarter with contributions from all areas except Tupperware North America. Profitability from the segments, however, decreased due to a significant decline in Europe primarily as a result of promotional investments and manufacturing-related costs. There was a partial offset from Tupperware North America where there was a lower loss, even though sales were lower, as a result of value chain improvements as well as a net $1.4 million benefit from a LIFO reserve reduction. Included in interest expense was $3.1 million due to the termination of an agreement to lock in interest rates on a portion of its long-term debt previously expected to be refinanced. Net income included an income tax benefit from a favorable domestic tax audit outcome.

Year-to-date local currency sales increased modestly compared with the prior year and generally followed the third quarter pattern. The year-to-date period sales also benefited from the extra week of activity in 2005. The significant increase in net income for the first nine months of 2005 was primarily due to the cost improvements and reduction of LIFO inventory reserve requirements in North America. This was partially offset by an increase in net re-engineering and impairment charges, mainly related to the current year headcount reductions resulting from a shift in manufacturing capacity from the Company’s South Carolina facility to other facilities, higher interest expense from the termination of the interest rate hedge mentioned above, and higher 2004 year-to-date land sale gains of $8 million. The impact to both sales and profit of foreign exchange rates on the nine month year-over-year comparison was favorable.

The Company’s balance sheet remains strong. Cash flow from operating activities for the first nine months of 2005 was up $10 million from the same period last year. The net debt-to-capital ratio at 38 percent was three percentage points higher than year end 2004 and 13 percentage points lower than at September 25, 2004. For this ratio, net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity.

On August 10, 2005, the Company entered into an agreement with Sara Lee Corporation to acquire its direct selling businesses for $557 million in cash, subject to adjustment in certain circumstances. The Sara Lee businesses primarily sell beauty and personal care products, mainly in Latin America and Asia, through an independent sales force of approximately 900,000 consultants. For the fiscal year ended July 2, 2005, the acquired businesses had net revenues of approximately $470 million and historically have had a return on sales percentage in the mid-teens from on-going operations on a standalone basis. The acquisition is expected to close before the end of 2005. The planned financing of the acquisition and refinancing of the Company’s debt is mentioned in Note 12 to the consolidated financial statements and discussed further in the liquidity and capital resources discussion.

Net Sales

Net sales in the third quarter ended October 1, 2005 increased $11 million or four percent from the same period in 2004. Excluding a $3.1 million positive impact of foreign exchange, primarily due to a stronger Mexican peso and Australian dollar, net sales were up three percent from the third quarter of 2004. BeautiControl North America achieved a 22 percent increase in sales, which was in line with average active sales force growth. In addition, the Latin America segment had a modest local currency increase mainly due to increased sales force size advantage and increased average active sales force. In Asia Pacific, Japan continued to be a drag on the sales comparison, however, other markets including Australia and China contributed strongly during the quarter leading to a modest sales improvement for the segment over the prior year. Europe had a slight increase in local currency sales as lower business-to-business transactions were more than offset by better performance by the region’s emerging and developing markets and an improvement in the German business, which had a slightly higher average active sales force for the quarter versus a five percent shortfall in the second quarter of 2005 versus 2004. A large decline in Tupperware North America reflected a lower average active sales force.

For the year-to-date period, net sales increased $51 million or six percent. This increase was buoyed by a favorable foreign exchange impact of approximately $19 million mainly due to a stronger euro. Absent the foreign exchange impact, year-to-date net sales were up modestly compared with last year. The year-to-date fluctuations largely followed the same pattern as those of the quarter with BeautiControl North America and Latin America showing significant increases. In Europe, net sales were up slightly due mainly to higher levels of business-to-business transactions in the current year and substantial sales growth in the emerging markets which more than offset the sales decline in Germany in the first half of the year. Asia Pacific local currency sales for the year-to-date period were flat with last year. A large decline in North America partially offset increases in the other segments. The extra week in 2005 also favorably impacted the year-to-date comparison by approximately $25 million.

A full discussion of the sales results for the Company’s reporting segments is included in the segment results section.

As discussed in Note 3 to the consolidated financial statements, the Company includes promotional costs in delivery, sales and administrative expense. As a result, the Company’s net sales may not be comparable with other companies that treat these costs as a reduction of revenue.

Re-engineering Costs

Refer to Note 9 to the consolidated financial statements for a discussion of re-engineering activities and related accruals.

The Company incurred $1.1 million of costs in the third quarter and $2.2 million of costs in the year-to-date period primarily for transferring manufacturing equipment as a result of re-engineering initiatives launched in the first quarter. Also in the third quarter and year-to-date periods, benefits of $1.4 million and $5.2 million, respectively, were realized from reduction of the reserve for inventory accounted for under the LIFO method of inventory valuation. The reductions occurred due to a decrease in U.S. produced inventories as a result of a shift in manufacturing capacity to international facilities and initiatives to reduce the inventory level. Both of these items were reported in cost of products sold.

In the fourth quarter of 2005, the Company expects to incur approximately $0.8 million of costs to transfer additional manufacturing equipment, and it expects to realize about $0.5 million additional pretax income from LIFO reserve reductions. The Company also expects to incur an additional $7 million in re-engineering costs, mostly non-cash, for the remainder of the year primarily related to Tupperware U.S. warehousing.

Gross Margin

Gross margin as a percentage of sales was 62.9 percent and 65.0 percent for the third quarters of 2005 and 2004, respectively. The most significant factors in the overall decline were lower production volume and some increased discounting in Europe, the timing of variance amortization and higher raw material costs. Also contributing was an increase in low margin catalog sales.

For the nine months ended October 1, 2005, the gross margin rate was 64.6 percent compared with 65.7 percent in the same period last year. The year-to-date decline was largely a result of the items noted above for the third quarter. These items were partially offset by the favorable U.S. LIFO reserve reduction less machine transfer costs.

As discussed in Note 2 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 59.5 percent for the third quarter of 2005, compared with 61.0 percent in 2004. The decline in DS&A as a percent of sales was due to a continued focus on operating expense reductions throughout the Company, particularly in North America despite the lower sales volume. This was partially offset by an increase in operating expense investments to stimulate sales and recruiting as well as higher promotion and distribution costs in BeautiControl North America related to sales growth and capacity constraints.

For the year-to-date period, the DS&A percentage decreased to 55.8 percent in 2005 from 58.5 percent last year. The relationships discussed above were also the primary drivers of the improvement. Also contributing to the improvement was the fact that the 2004 year-to-date period included approximately $2.5 million of expense in BeautiControl North America related to an executive retirement and legal matters and the smaller scale of the third quarter. Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense increased $3.3 million in the third quarter of 2005 compared with the third quarter of 2004 primarily due to $3.1 million from the termination of an interest rate hedge in light of the Company’s plans to acquire the Sara Lee direct selling beauty business which is discussed in more detail later in the Financial Condition section. Excluding the impact of the hedge termination, the remaining increase in net interest expense reflected the impact of higher short-term interest rates largely offset by interest earned on an increased cash balance and a lower average outstanding debt balance. The $4.5 million increase in the 2005 year-to-date period was due to the same factors noted above for the quarter except that the first quarter did not have the benefit of the interest earned on a higher cash balance. The Company expects full year net expense to be $39 to $40 million, including the expense related to the interest rate hedge termination and $20 million net expense in the fourth quarter related to the expected settlement of the Company’s $150 million 2011 notes upon closing the Sara Lee acquisition.

Tax Rate

The lower current year effective tax rates for the third quarter and year-to-date periods are discussed in Note 18 to the consolidated financial statements. A full year effective tax rate of 12 to 13 percent is currently projected which is lower than the current full year effective tax rate of 18 percent mainly due to the tax benefit associated with acquisition-related financing costs at the domestic tax rate.

Net Income

Net income for the quarter decreased significantly to $2.6 million, or $0.04 per share, compared with $12.9 million, or $0.22 per share in the third quarter of 2004. The decrease was largely due to a $10.1 million gain on land sale in the 2004 third quarter, the $3.1 million charge to interest expense for the termination of the interest rate hedge and modest net profitability declines in the Company’s reporting segments which were partially offset by the lower tax expense noted above. Corporate expenses were down significantly compared with last year. Improvement in the current year was mainly due to reduced professional service fees as 2004 reflected the initial year of compliance with provisions of the Sarbanes-Oxley Act.

For the year-to-date period, net income increased modestly to $54.2 million, or $0.90 per diluted share, in 2005 from $51.1 million, or $0.87 per share, in 2004. The positive comparison was largely due to the significantly improved profitability in the segments, which was driven by Tupperware North America. There were also substantial increases by

BeautiControl North America and Latin America, which were partially offset by a significant decrease in Asia Pacific and a slight local currency decline in Europe. The benefit of the extra week in 2005 on the year-to-date comparison was approximately $3 million, however, the full year impact will be minimal as the extra week for the full year occurs during the traditionally slow period between Christmas and New Years. Partially offsetting the impact of the segments on the year-to-date comparisons were higher net re-engineering and impairment costs in the current year and less gains on land sales. There was a $3.4 million pretax gain on the sale of land for development near the Company’s Orlando, Florida headquarters compared with a gain of $11.6 million in the prior year. These amounts were included in gains on disposal of assets in the Company’s income statement. The favorable impact of a weaker U.S. dollar, particularly versus the euro, was offset by the higher net interest expense previously discussed. Corporate expenses for the nine months of the year were down moderately compared with the prior year. In addition to the items noted for the quarter, there was also an insurance recovery of approximately $1.3 million in the current year related to an environmental issue. Full year corporate expenses are projected at $25 to $27 million and will not include an estimated $0.8 million of stock-based compensation expense as originally anticipated due to the revised compliance date for SFAS 123(R) discussed in Note 6 to the consolidated financial statements. Specific segment profitability is discussed in the segment results section.

International operations in the third quarter generated 75 percent of sales in both 2005 and 2004 and all of net segment profit in both 2005 and 2004. For the year-to-date periods, international operations generated 76 percent of the sales in 2005 and 75 percent of sales in 2004 and 97 percent of net segment profit in 2005 and all of net segment profit in 2004.

Segment Results (dollars in millions)

Europe

	2005	2004	Increase (decrease)		Restated* increase (decrease)	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Third Qtr
Net sales (a)	$115.6	$113.3	$2.3	2%	2%	$0.2	43%	44%
Segment profit	9.9	16.1	(6.2)	(38)	(38)	0.1	66	98

Year-to-Date
Net sales (a)	$440.3	$415.2	$25.1	6%	3%	$12.5	48%	48%
Segment profit	78.8	83.0	(4.2)	(5)	(8)	2.7	79	+

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

The slight third quarter sales increase was due primarily to the continued growth of the segment’s emerging markets as well as a sales improvement in Germany, the segment’s largest market. Much of Germany’s higher sales were promotional and support items, but sales of the core product line were up as well due to the higher average active sales force and improved productivity in this market. The market utilized some increased discounting to stimulate the sales force and consumer activity. The emerging and developing markets in the segment all had higher sales, particularly Russia, which had a significant increase in sales volume, part of which was due to shipments during the quarter to remote locations for upcoming sales promotions. This was partially offset by a sales decline in the Nordics due mainly to lower business-to-business sales as well as a decrease in sales volume as a result of a smaller sales force. While the Company actively pursues business-to-business sales, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. For the segment as a whole, business-to-business sales, excluding the impact of foreign currency exchange rate fluctuations, decreased $1.6 million in the quarter compared with 2004.

Segment profit decreased significantly for the quarter. Segment profit was down 38 percent reflecting a lower gross margin primarily from promotional discounting particularly to get Germany back on track, the timing of manufacturing variance amortization and higher raw materials cost.

There was a slight increase in net local currency sales for the year-to-date period. The variances for the year to date were also bolstered by the emerging and developing markets as Russia and Turkey had significant year-to-date increases. South African sales increased significantly on the strength of a significantly larger and more active sales force. France also had a good sales increase mainly due to improvements in the first quarter from its larger, more productive sales force. In addition, the current year included increased business-to-business activity of $10.0 million over the prior year. Offsetting this was a large sales volume decline in Germany in the first half of 2005 due to the smaller sales force earlier in the year. The German sales force improved sequentially versus last year and subsequent to the end of the quarter showed an increase over last year.

The decreased profitability for the year to date was largely reflective of the items noted for the quarter. The favorable foreign exchange in both sales and segment profit was due to the stronger euro.

The expectation for 2005 is for increased sales and profit due to a stronger euro, as the Company expects a slight increase in local currency sales and a decrease in local currency profit due to promotional and strategic investments as well as higher product costs. The full year segment profit return on sales is expected to remain above 20 percent.

Asia Pacific

	2005	2004	Increase (decrease)		Restated* increase (decrease)	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Third Qtr
Net sales (a)	$53.0	$50.1	$2.9	6%	4%	$1.0	20%	19%
Segment profit	4.4	4.0	0.4	9	2	0.3	29	24

Year-to-Date
Net sales (a)	$151.5	$148.1	$3.4	2%	—%	$3.6	17%	17%
Segment profit	10.3	12.1	(1.8)	(15)	(18)	0.5	10	15

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

The positive foreign exchange impact was due mainly to a stronger Australian dollar as well as Korean won and Japanese yen compared with the U.S. dollar. In local currency terms, Korea, Australia and China each recorded significant sales increases. The increase in Korea was mainly due to higher business-to-business transactions in the current year. Australia benefited from a larger total and average active sales force size that was more productive. The growth in China reflected continued expansion of the business in this emerging market where the number of retail storefronts open increased to about 1,650 compared with approximately 1,100 as of the end of the third quarter of 2004. Outlet productivity also increased compared with the third quarter of 2004. These increases were offset by a significant decline in Japan, the segment’s largest market. The Japanese decline was due to a smaller sales force which led to the lower sales volume for the quarter. The Company continues to work on a business transformation to balance the contribution of wholesale buyers with those who are proactive sellers focused on the earnings opportunity and the party plan. Additional emphasis is being placed on the merchandising strategy in the fourth quarter to energize both types of individuals. As a result of this transition, which takes time to complete, Japanese sales declines are anticipated through at least the remainder of 2005.

The slight increase in third quarter segment profit was a reflection of the sales activity noted above. These items were partially offset by increased strategic investments, mainly for the expansion of beauty in Malaysia/Singapore and the Philippines. The favorable foreign exchange impact on profit was primarily due to the stronger Australian dollar.

The year-to-date sales and profit variances largely mirrored those of the third quarter. In addition, there was a one-time promotional accrual adjustment of $1.4 million in Japan during the current year.

In the third quarter of 2003, the Company’s direct selling license to operate in Indonesia expired. As a result of continued delays in anticipated government business regulations, the Company had been unable to renew its license until the first quarter of 2005 when it implemented a new ownership structure.

Due primarily to the rebuilding of the business in Japan, full-year local currency sales for the segment are expected to be flat with 2004 and a profit decline is expected. It should be noted that there was a $6.2 million reduction in sales for a product recall in the fourth quarter of 2004, which will have a favorable impact on the 2005 comparison.

Latin America

	2005	2004	Increase		Restated* increase	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Third Qtr
Net sales (a)	$30.0	$26.9	$3.1	11%	5%	$1.6	11%	10%
Segment profit	2.4	2.3	0.1	2	—	—	16	14

Year-to-Date
Net sales (a)	$91.4	$77.7	$13.7	18%	14%	$2.1	10%	9%
Segment profit	8.8	7.2	1.6	22	23	—	9	9

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

Latin America had a strong sales increase for the quarter. The positive foreign exchange impact was due mainly to a stronger Mexican peso as compared with the U.S. dollar. In local currency, the segment reported higher sales in Mexico driven by less discounting which led to a higher average selling price in the current year. The average active sales force size in Mexico was slightly higher than prior year and stricter sales force standards led to more qualified recruits and a higher number of productive managers. In early October of the current year, Mexico was hit by a hurricane which impacts the part of the market’s sales force and may affect near-term activity. Venezuela and Brazil also contributed to the increase for the quarter. In Brazil, the sales force was smaller but more productive than the prior year as there was an increase in volume as well as improved pricing. Venezuela’s sales force advantage led to the current year increase which was mostly driven by higher volume and, to a lesser extent, improved pricing. The introduction of the BeautiControl line in Venezuela also contributed. While the direct sales impact is minor at this early stage, the product launch helps to excite and motivate the sales force there. The sales contribution in Mexico from beauty products continued to increase. Beauty sales grew 29 percent compared with the third quarter of 2004 and represented 9 percent of Mexico’s sales for the quarter.

Profitability for the quarter was flat with prior year. This was a reflection of the local currency sales increase discussed above partially offset by expenses related to the transfer of machinery and equipment from the Hemingway, South Carolina manufacturing facility as discussed previously in the re-engineering costs section and increased strategic investment costs to expand beauty.

The year-to-date increase in local currency sales and profits was generally in line with that discussed above for the quarter in addition to a greater impact from improved pricing.

The expectation for the full year in Latin America is that there will be significant improvement versus 2004 in sales and profit as all countries have made progress in growing the sales force and average active sales force size. Profit improvement is expected at a lower percentage than sales reflecting strategic investment costs to continue expanding beauty in the segment.

North America

	2005	2004	(Decrease) increase~		Restated* (decrease) increase	Positive foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Third Qtr
Net sales (a)	$36.9	$40.2	$(3.3)	(8)%	(9)%	$0.3	13%	16%
Segment loss	(3.4)	(7.6)	4.2	nm	nm	—	nm	nm

Year-to-Date
Net sales (a)	$123.4	$141.4	$(18.0)	(13)%	(13)%	$0.9	13%	16%
Segment loss	(6.6)	(25.2)	18.6	74	74	—	nm	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful
~	For segment loss, this refers to an increase or (decrease) in profitability
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

The sales declines for both the quarter and year to date were due to significant reductions in the United States’ sales volume resulting from substantial decrements in both the total and average active sales forces only partially offset by an increase in productivity and a $3 million benefit due to a shift in the promotional calendar that moved sales forward into the third quarter. The Company implemented in September 2004 through April 2005 the roll out of a multi-tier sales force compensation model. The new program presents a much greater incentive for recruiting and is expected to ultimately translate into sales force and sales growth for the Company. It is still too soon to see sales benefit from the new compensation plan; however, there have been some positive signs as recruiting has stabilized after a period of decline and consultant retention has improved. Notwithstanding these early signs of success, including an increasing number of directors-in-qualification and directors, the highest leadership position in the independent sales force, the Company does not anticipate positive year-over-year comparisons in the active sales force until late 2006.

The segment had a significantly reduced loss compared with the third quarter of 2004. This was due to the positive net impact of the LIFO reserve reduction and equipment transfer costs of $1 million and value chain improvements, as well as lower and more efficient promotional spending. The segment also benefited from a $1 million reduction in corporate overhead charges which were reallocated to the other reporting segments. The year-to-date profit was a reflection of the same items impacting the quarter activity with a $3 million reallocation of corporate overhead charges.

The IDA strategy continues to be an important component in the North American business and utilizes showcases, business-to-business sales, the Internet and television shopping to obtain access to more consumers.

Tupperware North America is expected to have a decline in sales for the full year and a full year loss significantly lower than that in 2004 is expected. The magnitude in loss reduction will continue to decrease over time as the market faces more difficult comparisons. The segment is expected to move toward breakeven in 2006.

BeautiControl North America

	2005	2004	Increase (decrease)		Restated* increase (decrease)	Foreign exchange impact	Percent of total
			Dollar	Percent			2005	2004
Third Qtr
Net sales (a)	$35.2	$28.8	$6.4	22%	22%	$—	13%	11%
Segment profit	1.6	1.7	(0.1)	(7)	(7)	—	11	10

Year-to-Date
Net sales (a)	$110.9	$84.2	$26.7	32%	32%	$—	12%	10%
Segment profit	8.0	4.2	3.8	89	88	—	8	5

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	Increase of more than 100 percent
(a)	Certain prior year amounts have been reclassified to conform with current year presentation

BeautiControl North America sales volume increased significantly in both the quarter and year to date due to substantial total sales force and average active sales force growth as strong recruiting continued. The segment’s “Spa Escapes” interactive party has been a significant factor in sales force growth, along with an ongoing leadership development program. Late in the quarter however, approximately 10 percent of the sales force was in areas impacted by hurricanes which will slow the near-term growth rate.

For the third quarter, the profit decrease was a result of the rapid growth in the segment reflecting costs associated with distribution and fulfillment issues, along with a shift in sales mix.

Year-to-date sales were in line with the discussion related to the third quarter. Year-to-date profit was up significantly mainly due to the favorable current year impact from the absence of approximately $2.5 million of expenses incurred in 2004 for an executive retirement and legal matters. In addition, the gross margin rate for the segment was up slightly due to an improved mix toward higher margin products earlier in the year.

Given year-to-date results and the sales force trends in this market, BeautiControl North America is expected to have significant full year sales and profit growth in 2005.

Financial Condition

Liquidity and Capital Resources. Working capital increased to $205.7 million as of October 1, 2005, compared with $173.9 million as of the end of 2004. The increase in working capital was primarily from a reduction in accounts payable mainly due to timing of promotional programs and the fiscal fourth quarter of 2004 ending before the end of December compared with the fiscal third quarter of 2005 ending after the end of September, as well as lower Tupperware United States business volume in the current year.

The acquisition of the Sara Lee direct selling businesses will be financed using a seven-year $775 million term loan that is expected to bear an annual interest rate of 150 basis points over the LIBOR rate. The Company will also replace its current $200 million revolving line of credit with a new 5-year line in the same amount. The Company will use cash on hand, the term loan borrowings and borrowings under its new revolving line to fund the acquisition price, discharge its currently outstanding $100 million notes due in 2006, and refinance its $150 million notes due in 2011. The refinancing of the 2011 notes requires make whole payments to the note holders of approximately $20 million. The exact amount will be determined at settlement. In anticipation of this transaction closing, as discussed in the market risk section, in the third quarter of 2005, the Company closed fixed to variable interest rate swaps with combined notional amounts totaling $150 million that were scheduled to expire in 2011 with the notes. These swaps were entered to convert the Company’s $150 million notes from fixed to variable interest rates. Closing these swaps resulted in a loss of approximately $3.1 million that was deferred at the end of the third quarter and will be recorded as a component of income when the notes are settled. As also discussed in the market risk section, the Company exited an agreement to lock in a fixed 10-year treasury rate that was to provide the base interest for an anticipated refinancing of its $100 million 2006 notes. The $3.1 million cost to exit this was recorded as a component of interest expense in the third quarter of 2005. In addition to the amounts discussed above, upon closure of the transaction, the Company will also expense debt issuance costs totaling approximately $0.8 million currently capitalized as well as net gains deferred related to previously terminated hedging arrangements associated with the debt to be settled. These gains were approximately $3.4 million as of the end of the third quarter. Unamortized debt issuance costs of approximately $600,000 related to the Company’s existing revolving credit agreement will be rolled in to the costs related to the new revolver and amortized over the 5-year term of the new debt. The debt will be secured by substantially all of the domestic assets and capital stock of the Company and its subsidiaries plus a 65 percent stock pledge of some foreign subsidiaries. Principal payments on the term loan are 1 percent of the original amount per year in years 1 to 6 and most of year 7 in quarterly installments. The balance will be due in a balloon payment at the end of the seven-year term. The agreement also requires additional principal payments consisting of 100 percent of cash generated from certain asset sales and new debt issuances as well as up to 50 percent of excess cash flows. Excess cash flows are substantively defined as net cash provided by operating activities less capital expenditures, required debt principal payments, and dividends paid up to $60 million annually. The debt will also contain covenants of a similar nature to those currently in place. While the new covenants will be more restrictive than the current covenants and could inhibit the Company’s ability to pay dividends or buy back stock, the Company currently believes it will be able to continue paying its current $0.22 per share quarterly dividend under the covenant requirements.

The Company’s two debt rating agencies, Standard and Poor’s and Moody’s, have both rated the debt to be issued. Standard and Poor’s will lower its corporate credit rating of the Company from BB+ to BB and assign a stable outlook. Moody’s will lower its corporate family rating of the Company to Ba2.

As of October 1, 2005, the Company had $167 million available under its current unsecured revolving line of credit. This line of credit totaled $200 million and includes an accordion feature allowing the Company, with the lenders’ assent, to increase the limit to $250 million. The agreement expires on November 4, 2009, but as noted above, is expected to be replaced at the time the Sara Lee direct selling acquisition is closed. The agreement contains reasonable and customary covenant restrictions which are outlined in Note 14 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay dividends prior to the refinancing.

In addition to the revolving lines of credit, the Company had about $130 million available under other uncommitted lines of credit as of October 1, 2005. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. While the current downturns in Japan and the United States noted earlier have limited the ability of these markets to contribute operating cash flows to the Company, they have not resulted in a material negative impact to the Company as a whole. The combined favorable results in the other major markets as well as improvement in many smaller markets were sufficient to overcome the negative impact of the Tupperware United States and Japanese operating results on cash flows from operating activities. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The net debt-to-total capital ratio at the end of the third quarter was 38 percent compared with 51 percent at the end of the third quarter of 2004 and 35 percent at 2004 year end. Net debt is defined as total debt less cash on hand and capital is defined as total debt less cash on hand plus shareholders’ equity. The decrease from the same period a year ago reflected increased equity from the positive operating results and stock option exercises. The slight increase from the year end 2004 ratio was mainly due to the interest rate swap agreements, as noted above, which were terminated in the third quarter resulting in a higher debt balance compared with the 2004 year end due to revaluation of debt associated with the swaps partially offset the increase in equity due to stock option exercises.

Operating Activities. Net cash provided by operating activities for the first nine months of 2005 was $26.9 million compared with $16.4 million in the comparable 2004 period. The largest difference between the periods was a $3.8 million cash inflow to settle hedging contracts versus a $9.8 million cash outflow last year primarily as a result of a stronger euro versus the U.S. dollar. The Company’s hedging positions are more fully discussed in the market risk section. In addition, the current year had higher income after taking into account the reconciling non-cash items. The Company’s net cash provided by operating activities was also favorably impacted by lower foreign current and advance income tax payments in 2005 as well as the refund of excess payments previously made in certain foreign jurisdictions. These increases were partially offset by a greater payout of accounts payable and accrued liabilities in the current year due to the timing of the fiscal versus the calendar month ends in December 2003 and 2004 and the third quarter of 2004 and 2005. The impact of the increase in accounts receivable in the current year was offset by the smaller increase in inventories compared with the same period of 2004.

Investing Activities. During the third quarters of 2005 and 2004, the Company spent $31.0 million and $31.8 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. Full year 2005 capital expenditures are expected to be between $45 and $50 million.

Partially offsetting the capital spending in the first nine months of the year was $7.5 million in 2005 and $15.0 million in 2004, of proceeds related to the sale of certain property, plant and equipment in addition to insurance proceeds received in 2005 for property damaged by a hurricane during the third quarter of 2004. The proceeds from the sales were primarily related to land for development near the Company’s Orlando, Florida headquarters. Cumulative proceeds from the Company’s program to sell land for development which began in 2002, are expected to be between $80 to $90 million by the end of 2007, including the $36 million received through the third quarter of 2005. Expected proceeds of about $6 million that had been forseen in the fourth quarter of 2005 are now expected to be received in 2006. The shift is due to delays in obtaining governmental approvals.

Financing Activities. Dividends paid to shareholders were $39.1 million and $38.6 million in the first nine months of 2005 and 2004, respectively. Proceeds received from the exercise of stock options were $24.2 million and $1.0 million for the first nine months of 2005 and 2004, respectively. The corresponding shares were issued out of the Company’s balance held in treasury.

New Pronouncements

Refer to Notes 6 and 17 to the consolidated financial statements for a discussion of new pronouncements.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, the currencies in which it borrows and the interest rate lock described below. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believed that this target gave it the best balance of cost certainty and the ability to take advantage of market conditions. To move back to this target after closing previously entered swap agreements to take advantage of market conditions then existing, the Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The swap agreements totaled a notional amount of $150 million and were scheduled to expire in 2011. The Company received semi-annual interest payments at 7.91 percent and made floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points. These swaps converted the Company’s $150 million of notes payable due in 2011 from fixed to floating rates and served as a hedge of the fair value of this debt. As noted above, due to the planned acquisition of the Sara Lee direct selling business, the Company closed the swap agreements and deferred the resulting $3.1 million loss which will be amortized as a component of net income over the life of the notes and written off upon settlement of the notes. As discussed earlier, the Company’s post-acquisition term debt will carry a variable interest rate. It is the Company’s intention to enter swap or other agreements such that it will fix the interest rate on at least 40 percent of its debt for at least three years.

The Company had intended to refinance its $100 million notes when they came due in 2006. To protect itself from the risk of higher interest rates, in March 2005, the Company entered into an agreement to lock in a fixed 10-year treasury rate of approximately 4.70 percent that would provide the base interest for the debt to be issued in the refinancing. This derivative was designated as a cash flow hedge and was recorded at its fair value on a quarterly basis. In light of the refinancing necessary for the Sara Lee direct selling acquisition, the agreement was terminated since it was no longer an effective hedge. This action resulted in a charge of $3.1 million in interest expense during the third quarter.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced with a large reduction occurring in the second quarter of 2005. The Company, however, currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. As of October 1, 2005, the cumulative loss was about $0.4 million. The changes in the cumulative loss in the third quarter and year-to-date period of 2005 were net gains of $0.2 million and $0.4 million, respectively, and in the third quarter and year-to-date period of 2004 were net loss of $0.1 million and net gain of $0.1 million, respectively.

The Company has approximately one percent of its borrowings with floating interest rates based upon the terms at the end of the quarter since the Company exited the interest rate swap agreements on a portion of its long-term debt during the quarter. If short-term interest rates varied by 10 percent the Company’s third quarter interest expense would not have been materially impacted.

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

In order to hedge against the impact of a strengthening U.S. dollar in the current year, in January 2005, the Company entered into ten option agreements. Eight of the options were to hedge a portion of its net equity investments denominated in euros, and the other two were deemed speculative because they did not meet the requirements for hedge accounting. The options strike prices were approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options is to protect the value of the Company’s euro net equity and the majority of its expected 2005 euro-denominated cash flows with a floor of approximately 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expiration dates at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro, with one of the options with a notional value of 6.3 million euro expiring in September and the other with a notional value of 14.2 million euro expiring in October of 2005. When the exchange rate is above the strike prices of the options immediately prior to their expiration, the Company will allow the options to expire unexercised. At the end of each quarter, the Company revalues the open options and records any change in fair value as a component of other comprehensive income for equity hedge options and as a component of other income or expense for the speculative options. The Company paid approximately $1.1 million for these options, which is recorded in other expense during 2005 as part of the revaluation process. During the first nine months of 2005, four of the options with notional amounts of 24.4 million euro were allowed to expire unexercised based on market rates. The impact on net income as a result of the option expirations and revaluations during the third quarter and year-to-date period of 2005 was a pretax loss of $0.2 million and a pretax gain of $0.5 million, respectively. When the U.S. dollar is at a rate below 1.256 U.S. dollars to the euro, immediately prior to the expiration of the option contracts, they are exercised. The Company exercised two options with a notional value of 11.4 million euro during the third quarter and recorded resulting gains of $0.2 million in other comprehensive income and $0.3 million in other income and three options with a notional value of 16.6 million euro during the year-to-date period and recorded resulting gains of $0.4 million in other comprehensive income and $0.3 million in other income. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. The impact on other expense as a result of the option expirations and revaluations during both the third quarter and year-to-date periods of 2004 were losses of $0.7 million and $0.9 million, respectively. The cost of these options was $1.7 million.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions, which were primarily with U.S. dollars as of October 1, 2005, were to buy Australian dollars, $25 million; euro, $65 million; and Mexican pesos, $37 million and to sell Swiss francs, $41 million and Japanese yen, $22 million. In agreements to buy foreign currencies with U.S. dollars, a stronger dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon the Company’s outstanding exposure to fair value fluctuations.

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

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company’s independent sales force; disruptions caused by the introduction of new distributor operating models or sales force compensation systems; success of new products and promotional programs; the ability to obtain all government approvals on and generate profit from land development; the success of buyers in attracting tenants for commercial development; economic and political conditions generally and foreign exchange risk in particular; increases in plastic resin prices; the introduction of beauty product lines outside the United States; the costs and covenant restrictions associated with financing the acquisition of new businesses and the disruption caused by taking focus from on-going lines of business to integrate acquired businesses into the organization; disruptions with the integrated direct access strategies; integration of non-traditional product lines into Company operations; and other risks detailed in the Company’s report on Form 8-K dated April 10, 2001, as filed with the Securities and Exchange Commission.

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

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s third quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

PART II

OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
7/3/05 – 8/6/05	—	—	n/a	n/a
8/7/05 – 9/3/05	65,983	$22.09	n/a	n/a
9/4/05 – 10/1/05	39,220	$23.02	n/a	n/a

Total	105,203		n/a

(a)	Represents common stock surrendered to the Company as settlement of $2.4 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE CORPORATION

By:	/s/ Michael S. Poteshman
Michael S. Poteshman
Executive Vice President
and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida

November 10, 2005