Form 10-K
period 2005-12-31
TUPPERWARE BRANDS CORP
filed 2006-03-16
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-11657

TUPPERWARE BRANDS CORPORATION

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

Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒                        Accelerated filer    ☐                        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($23.38) of such common equity on the New York Stock Exchange-Composite Transaction Listing on July 1, 2005, the last business day of the registrant’s most recently completed second fiscal quarter: $1,368,673,429.76.

As of March 8, 2006, 60,593,279 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 17, 2006 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

(a) General Development of Business

Tupperware Brands Corporation (“Registrant”, “Tupperware” or the “Company”), is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of approximately 1.9 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware brand and beauty and personal care products through its Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics, Nuvo and Swissgarde brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant’s name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”) and on December 5, 2005, the Registrant acquired the direct selling businesses of Sara Lee Corporation (“International Beauty group”).

(b) New York Stock Exchange—Required Disclosures

General. The address of the Registrant’s principal office is 14901 S. Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant’s directors are Catherine A. Bertini, Rita Bornstein, Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Angel R. Martinez, Bob Marbut, Robert J. Murray, David R. Parker, Joyce M. Roché, J. Patrick Spainhour and M. Anne Szostak. Members of the Audit and Corporate Responsibility Committee of the Board of Directors are Dr. Bornstein and Messrs. Cloninger, Grum (Chair), Martinez, Murray and Spainhour. The members of the Compensation and Governance Committee of the Board of Directors are Ms. Bertini, Ms. Roché, Ms. Szostak (Chair), and Messrs. Lee, Marbut and Parker. The members of the Executive Committee of the Board of Directors are Ms. Szostak and Messrs. Goings (Chair), Grum and Lee. The Registrant’s officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant’s transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant’s shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the SEC in lieu of a separate annual report.

Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and the Registrant’s transfer agent and registrar through the Registrant’s website free of charge (as soon as reasonably practicable after reports are filed with the Securities and Exchange Commission (“SEC”) in the case of periodic reports) by going to www.tupperware.com and searching under Company/Investor Relations/Shareholder Information. Such information, which is provided for convenience but is not incorporated by reference into this Report, is available in print to any shareholder who requests it in writing from the Corporate Secretary’s Department, Tupperware Brands Corporation, P.O. Box 2353, Orlando, Florida 32802-2353. The chief executive officer of the Registrant has certified to the NYSE that he is not aware of any violation by the Registrant of NYSE corporate governance listing standards. The Registrant’s Chief Executive Officer and Chief Financial Officer have filed with the SEC their respective certifications in Exhibits 31.1 and 31.2 of this Report in response to Section 302 of the Sarbanes-Oxley Act of 2002.

BUSINESS OF TUPPERWARE BRANDS CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware products and cosmetics and personal care products under a variety of trade names, including

BeautiControl, Fuller*, Nutrimetics*, NatureCare*, Avroy Shlain*, Swissgarde* and Nuvo* Cosmetics. Each business manufactures and/or markets a broad line of high quality products.

I. PRINCIPAL PRODUCTS

Tupperware. The core of Tupperware’s product line consists of food storage, serving and preparation products. Tupperware also has an established line of kitchen gadgets, children’s educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates*, FridgeSmart* One Touch* canisters, the Rock ‘N Serve* microwave line, OvenWorks* and silicon baking forms for microwave or oven use, Open House and Elegant serving lines, the Chef Series* knives and cookware, Flat Out*, Stuffables* and CheeseSmart* storage containers, plus many specialized products for kitchen and home.

Tupperware continues to introduce new designs, colors and decoration in its product lines, to vary its product offerings by season and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2005 included a wide range of products in all four of Tupperware’s geographic areas, covering both core business areas and new categories. New product development and introduction will continue to be an important part of Tupperware’s strategy.

BeautiControl. BeautiControl manufactures and distributes skin care products, cosmetics, bath and body care, toiletries, fragrances and related products. New products introduced in 2005 included reformulated Regeneration Gold* skin care products, reformulated and repackaged Skin Strategies* men’s skin care line and the new Beauti* color line. BeautiControl sells its products through independent sales persons called directors and consultants, who purchase the products from BeautiControl and then sell them directly to consumers in the home or workplace. Outside the United States and Canada, BeautiControl products are sold within the Tupperware organization structure.

International Beauty. The International Beauty group manufactures and/or distributes skin care products, cosmetics, bath and body care products, toiletries, fragrances, household products, nutritional products and apparel. Sales of products are made through independent sales persons called directors and consultants, who purchase products from the International Beauty group and then sell them directly to consumers in the home or workplace.

(Words followed by * are registered or unregistered Trademarks of the Registrant.)

II. MARKETS

Tupperware. Tupperware’s business is operated on the basis of four geographic markets: Europe (Europe, Africa and the Middle East), Asia Pacific, Latin America and North America. Tupperware products are sold in almost 100 foreign countries and in the United States and it has operations in many of such countries. For the past five fiscal years, sales in foreign countries represented, on average, approximately 81 percent of total revenues from the sale of Tupperware products.

Market penetration varies throughout the world. Several “developing” areas that have low penetration, such as Latin America, Asia and Eastern and Central Europe, provide significant growth potential for Tupperware. Tupperware’s strategy continues to include expansion and greater penetration into new markets throughout the world.

Beauty. Beauty products and image services are provided to clients via an independent sales force in 22 markets throughout the world with particularly high shares of the direct selling and/or beauty market in Mexico, South Africa, the Philippines and Australia.

III. DISTRIBUTION OF PRODUCTS

Tupperware. Tupperware’s products are distributed worldwide primarily through “direct selling” under which products are sold to consumers outside traditional retail store channels. The system facilitates the timely distribution of products to consumers, without having to work through intermediaries, and establishes uniform practices regarding the use of Tupperware trademarks and administrative arrangements with Tupperware, such as order entering, delivering and paying along with recruiting and training dealers.

Tupperware products are primarily sold directly to distributors, directors, managers and dealers (“Sales Force”) throughout the world. Where distributorships are granted, they have the right to market Tupperware products using parties and other non-traditional retail methods and to utilize the Tupperware trademark. The vast majority of the sales force is independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence. During 2005, Tupperware completed the implementation of a new multi-tiered compensation plan in the United States for the benefit of its independent sales force members.

In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware’s strategy is expanding its business by increasing the size of its Sales Force. Under the system, distributors and directors recruit, train, and motivate a large number of dealers. Managers are developed from among the dealer group and promoted by distributors and directors to assist in recruiting, training and motivating dealers, while continuing to hold their own parties.

As of December 31, 2005, the Tupperware distribution system had approximately 1,600 distributors, 52,000 managers, and 908,000 dealers worldwide. During the year approximately 11.9 million Tupperware demonstrations took place worldwide.

Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Demonstrations, which are sometimes referred to as “Tupperware parties,” are held in homes, offices, social clubs and other locations. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which help increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

In 2005, Tupperware continued the implementation around the world of its integrated direct access strategies to allow consumers to obtain Tupperware products other than by attending a Tupperware party and to enhance its core party plan business. These strategies include retail access points, Internet selling (which includes the option of personal websites for the United States sales force), and television shopping. In addition, Tupperware enters into business-to-business transactions, in which Tupperware sells products to a partner company, whose products are combined with Tupperware products and sold through the partner’s distribution channel, with a link back to Tupperware’s party plan business to generate additional Tupperware parties.

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

BeautiControl. BeautiControl’s skin care, cosmetics and related products are sold through consultants and directors who are independent contractors, not employees of BeautiControl. As of December 31, 2005 BeautiControl’s total sales force was approximately 103,000.

The BeautiControl sales force reaches customers in group settings and through home demonstrations called Spa ESCAPEs. Introduced in 2003, Spa ESCAPEs provide the rejuvenating and relaxing benefits of a day spa while the customers learn the benefits of BeautiControl products and learn how to affordably duplicate the spa experience in their homes. Additionally, the sales force is encouraged to market the products through personal consultations, product brochures and, in the United States, company-developed and -sponsored personal internet web pages called BeautiPage* in order to utilize multiple selling opportunities.

In order to provide immediate product delivery, the sales force may maintain a small inventory of products.

In the United States, BeautiControl maintains BeautiControl.com through which consumers can order products, and in the United States and Canada, it maintains BeautiNet* through which the sales force can place orders and recruit.

International Beauty. The International Beauty group’s products are sold through consultants and directors who are independent contractors, not employees, except in certain markets. As of December 31, 2005, the International Beauty group’s total independent contractor sales force was approximately 884,000.

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

Beauty. There are many competitors in the cosmetics business and the principal bases of competition generally are marketing, price, quality and innovation of products, as well as competition with other “direct sales” companies for sales personnel and demonstration dates. The beauty businesses work to differentiate themselves and their products from the industry in general through the use of value-added services, technological sophistication, brand development, new product introductions and sales force training, motivation and compensation arrangements.

V. EMPLOYEES

The Registrant employs approximately 11,700 people, of whom approximately 900 are based in the United States.

VI. RESEARCH AND DEVELOPMENT

The Registrant incurred expenses of approximately $13.9 million, $13.0 million and $13.6 million for fiscal years ended 2005, 2004 and 2003, respectively, on research and development activities for new products.

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

Beauty. Materials used in the beauty businesses’ skin care, cosmetic and bath and body care products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the beauty businesses and through outsource arrangements are available from a number of sources. To date, the beauty businesses have been able to secure an adequate supply of raw materials for its products, and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.

VIII. TRADEMARKS AND PATENTS

Tupperware considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware*, Fuller* and BeautiControl* trademarks, Tupperware is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware*, Fuller* and BeautiControl* trademarks are registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware’s business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments. The licensed characters from the licensors referenced under the caption “Principal Products” have become an important part of Tupperware’s business and those licenses have various durations.

(Words followed by * are registered or unregistered Trademarks of the Registrant.)

The Company has a patent on the formulae for its “REGENERATION”* and “REGENERATION2”* alpha-hydroxy acid-based products.

IX. ENVIRONMENTAL LAWS

Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Registrant’s capital expenditures, liquidity, earnings or competitive position.

X. OTHER

Sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by dealers and their customers, as well as reduced promotional activities during such quarter. Sales generally increase in the fourth quarter as it includes traditional gift-giving occasions in many markets and as children return to school and households refocus on activities that include the use of Tupperware’s products along with increased promotional activities supporting these opportunities.

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

XI. EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 17, 2006).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience
Carl Benkovich, age 49	Vice President, Internal Audit since October 2005, after serving as Chief Financial Officer of Tupperware North America since August 2000.

Edward R. Davis III, age 43	Vice President and Treasurer since May 2004, after serving as Treasurer since May 2002. Prior thereto, he served as Director International Finance since May 1998.

R. Glenn Drake, age 53	Group President, North America, Europe, Africa and the Middle East since January 2002, after serving as President, Tupperware North America since January 2000.

Lillian D. Garcia, age 50	Executive Vice President and Chief Human Resources Officer since August 2005, after serving as Senior Vice President, Human Resources since December 1999.

V. Jane Garrard, age 43	Vice President, Investor Relations since April 2002. Prior thereto, she was Vice President-Controller of Tupperware’s BeautiControl subsidiary since May 2000.

E.V. Goings, age 60	Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a Director of Reynolds American, Inc. and SunTrust Bank of Central Florida, N.A.

Josef Hajek, age 48

Senior Vice President, Tax and Governmental Affairs since February 2006, after serving as Vice President, Tax since September 2001. Prior thereto, he served as Staff Vice President, Tax from January 1998.

David T. Halversen, age 61

Group President, Latin America, Asia Pacific and BeautiControl since January 2005, after serving as Group President, Latin America and BeautiControl since March 2003. Prior thereto, he served as Senior Vice President, Business Development and Planning since May 2002 and as Senior Vice President, Business Development and Communications since November 1996.

Simon C. Hemus, age 56	Group President, International Beauty since December 2005, after serving as Group President and CEO of the direct selling division of Sara Lee Corporation since 1993.

C. Morgan Hare, age 58

Executive Vice President and Chief Marketing Officer since August 2005, after serving as Senior Vice President and Senior Global Marketing Officer October 2001. Prior thereto she served in senior marketing positions with Home Shopping Network since March 1997.

Christa M. Hart, age 46

Executive Vice President, Strategy and Business Development since February 2006, after serving as Senior Vice President, Strategy and Business Development since August 2004, and after serving as Vice President, Strategy and Business Development since July 2003. Prior to such date she served as a consultant from October 2002 to July 2003 with International Business Machines Corporation, after serving as a consultant with PricewaterhouseCoopers LLC.

Timothy A. Kulhanek, age 41	Vice President and Controller since January 2005 after serving as Assistant Controller since June 1999.

Name and Age	Office and Experience
Michael S. Poteshman, age 42

Executive Vice President and Chief Financial Officer since August 2004 after serving as Senior Vice President and Chief Financial Officer since November 2003. Prior thereto, he served as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since May 2002. He served as Vice President, Finance and Investor Relations from May 2001 to May 2002, and as Vice President, Investor Relations and Treasurer from August 2000 to May 2001.

Thomas M. Roehlk, age 55	Executive Vice President, Chief Legal Officer & Secretary since August 2005 after serving as Senior Vice President, General Counsel and Secretary since December 1995.

Christian E. Skroeder, age 57

Senior Vice President, Worldwide Market Development since April 2001, responsible for emerging markets in Asia Pacific, after serving as Group President, Tupperware Europe, Africa and the Middle East since April 1998.

José R. Timmerman, age 57	Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 45

Vice President and Chief Technology Officer since August 2002. Prior thereto, he was Vice President of Information Technology, Worldwide from June 2001 after serving as Director, Information Technology for Tupperware North America since 1996.

Item 1A. Risk Factors.

Reference is made to the information set forth under the caption “Forward-Looking Information” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Report for a discussion of the Company’s risk factors.

Item 1B. Unresolved Staff Comment.

None.

Item 2. Properties

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, New Zealand, the Philippines, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in China, India, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan, Mexico, New Zealand and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant except for the Registrant’s United States properties. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

In addition to the above-described improved properties, the Registrant owns approximately 350 acres of unimproved real estate surrounding its corporate headquarters in Orlando, Florida, which have been prepared for a variety of development purposes. The Registrant began selling portions of this property in 2002, and this project is expected to continue through 2009.

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

As part of the 1986 reorganization involving the formation of Premark, Premark was spun-off by Dart & Kraft, Inc., and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Registrant, including matters alleging product and environmental liability. The assumption of liabilities by Kraft Foods, Inc. remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders in 1996. As part of the acquisition of the International Beauty group, Sara Lee Corporation indemnified the Registrant for any liabilities arising out of any existing litigation at the time of the acquisition and for certain legal matters arising out of circumstances which might relate to periods before or after the date of the acquisition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant has not sold any securities in 2003 through 2005 which were not registered under the Securities Act of 1933. As of March 8, 2006, the Registrant had 39,619 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 16 to the consolidated financial statements, entitled “Quarterly Financial Summary (Unaudited),” and the rights agreements information set forth in Note 17 to the consolidated financial statements, entitled “Rights Agreement” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

The following information relates to the repurchased of the Registrant’s equity securities by the Registrant during any month within the fourth quarter of the Registrant’s fiscal year covered by this report:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs (a)
10/2/05 - 11/5/05	10,711	21.56	n/a	n/a
11/6/05 - 12/3/05	15,146	23.95	n/a	n/a
12/4/05 - 12/31/05	—	—	n/a	n/a

	25,857		n/a	n/a

(a)	Represents common stock surrendered to the Company as settlement of $0.6 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 6. Selected Financial Data

The following table contains the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company’s audited consolidated financial statements which, for data presented for fiscal years 2005, 2004 and 2003, are included as Item 8 of this Report. This data should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this Report.

(Dollars in millions, except per share amounts)	2005	2004	2003	2002	2001
Operating results
Net sales:
Europe	$600.3	$597.0	$546.0	$426.7	$406.0
Asia Pacific	214.5	208.6	222.5	211.8	215.7
Latin America (a)	121.3	105.5	102.6	130.9	182.6
North America (a), (b), (d)	158.6	195.0	230.2	277.9	264.7
BeautiControl North America (a)	146.7	118.2	92.7	75.4	65.3
International Beauty (c)	37.9	—	—	—	—

Total net sales	$1,279.3	$1,224.3	$1,194.0	$1,122.7	$1,134.3

Segment profit (loss):
Europe (d)	$116.4	$133.4	$110.0	$88.3	$74.8
Asia Pacific (d)	20.0	20.8	17.6	35.7	28.5
Latin America (a), (d)	10.9	10.4	3.1	6.2	15.4
North America (a), (b), (d)	(10.4)	(31.0)	(22.4)	30.4	32.9
BeautiControl North America (a)	14.0	8.0	5.1	5.9	0.5
International Beauty (c)	0.9	—	—	—	—

Unallocated expenses (d), (e)	(28.3)	(32.7)	(40.5)	(20.9)	(23.4)
Other income (d), (e), (f)	4.0	13.1	4.3	14.4	—
Re-engineering and impairment charges (d)	(16.7)	(7.0)	(6.8)	(20.8)	(24.8)
Interest expense, net (g)	(45.1)	(13.0)	(13.8)	(21.8)	(21.7)

Income before income taxes	65.7	102.0	56.6	117.4	82.2
Provision for income taxes	(20.5)	15.1	8.7	27.3	20.7

Net income before accounting change	$86.2	$86.9	$47.9	$90.1	$61.5
Cumulative effect of accounting change, net of tax	0.8	—	—	—	—

Net Income	$85.4	$86.9	$47.9	$90.1	$61.5

Basic earnings per common share before accounting change	$1.45	$1.49	$0.82	$1.55	$1.06
Cumulative effect of accounting change	(0.01)	—	—	—	—

	$1.44	$1.49	$0.82	$1.55	$1.06

Diluted earnings per common share before accounting change	$1.42	$1.48	$0.82	$1.54	$1.04
Cumulative effect of accounting change	(0.01)	—	—	—	—

	$1.41	$1.48	$0.82	$1.54	$1.04

Selected Financial Data (continued)

(Dollars in millions, except per share amounts)	2005	2004	2003	2002	2001
Profitability ratios
Segment profit as a percent of sales:
Europe (d)	19.4%	22.3%	20.1%	20.7%	18.4%
Asia Pacific (d)	9.3	10.0	7.9	16.9	13.2
Latin America (a), (d)	8.9	9.9	3.1	4.7	8.4
North America (a), (b), (d)	nm	nm	nm	10.9	12.4
BeautiControl North America (a)	9.5	6.7	5.5	7.8	0.8
International Beauty (c)	2.4	—	—	—	—
Return on average equity (h)	26.3	34.6	24.1	61.0	50.2
Return on average invested capital (h)	18.2	17.3	10.9	19.4	14.1

Financial Condition
Cash and cash equivalents	$181.5	$90.9	$45.0	$32.6	$18.4
Working capital	218.0	173.9	121.0	77.1	13.8
Property, plant and equipment, net	254.5	216.0	221.4	228.9	228.5
Total assets	1,740.2	983.2	915.9	838.7	852.6
Short-term borrowings and current portion of long-term debt	1.1	2.6	5.6	21.2	91.6
Long-term obligations	750.5	246.5	263.5	265.1	276.1
Shareholders’ equity	335.5	290.9	228.2	177.5	126.6
Current ratio	1.48	1.60	1.42	1.27	1.04
Long-term debt-to-equity	223.7%	84.7%	115.5%	149.4%	218.1%
Total debt-to-capital (i)	69.1%	46.1%	54.1%	61.7%	74.4%

Other Data
Net cash provided by operating activities	$167.6	$121.4	$105.6	$128.2	$108.8
Net cash (used in) provided by investing activities	(511.4)	(27.0)	(30.6)	14.4	(54.8)
Net cash provided by (used in) financing activities	432.1	(50.1)	(64.7)	(132.1)	(66.9)
Capital expenditures	52.0	43.6	40.0	46.9	54.8
Depreciation and amortization	50.8	50.8	52.6	48.8	49.9

Common Stock Data
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88
Dividend payout ratio (j)	62.4%	59.5%	107.3%	57.1%	84.6%
Average common shares outstanding (thousands):
Basic	59,424	58,432	58,382	58,242	57,957
Diluted	60,617	58,848	58,440	58,716	58,884

Year-end book value per share (k)	$5.53	$4.96	$3.90	$3.04	$2.18
Year-end price/earnings ratio (l)	13.7	13.7	20.6	9.8	18.7
Year-end market/book ratio (m)	3.5	4.1	4.3	4.9	8.9
Year-end shareholders (thousands)	8.3	8.9	9.4	10.1	11.7

a.	As a result of a change in management reporting structures, effective with the beginning of the 2002 fiscal year, the Company has reported the United States and Canada as the Tupperware North America business segment and BeautiControl operations outside North America have been included in their respective geographic segments. Prior period amounts have been reclassified to reflect this change.
b.	Beginning in 2001 and concluding in 2003, the United States Tupperware business transitioned to a new business model. Under this model, sales are made directly to the sales force with distributors compensated through commission payments. This model results in a higher company sales price that includes the margin previously realized by the distributors and has no material impact on profit. The impact of this change on the comparison with prior year sales was approximately $27.0 million, $16.2 million, and $4.5 million in 2003, 2002 and 2001, respectively. There was no material impact on the 2005 and 2004 comparisons.

c.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses, and its results of operations have been included since the date of acquisition.
d.	The re-engineering and impairment charges line provides for severance and other exit costs. In addition to these costs, the Company has incurred various costs associated with it re-engineering activities that are not defined as exit costs under SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. These costs are included in the results of the applicable segment in which they were incurred or as part of unallocated expenses. In January 2005, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. As a result, in 2005, $0.9 million, $0.5 million and $0.6 million was recorded in Europe, Asia Pacific and Latin America, respectively, for pretax costs incurred to relocate equipment from Hemingway to production facilities in these regions. As a result of the capacity shift, the Company also recorded a $5.6 million reduction of its reserve for United States produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold and $1.2 million in the United States for equipment relocation. Both of these items are included in the North America results for 2005 shown above.
In 2002, $1.6 million was recorded as a reduction of Europe segment profit related to the write-down of inventory and reserves for receivables as a result of restructuring the business model of the Company’s United Kingdom operations. Also, 2002 Asia Pacific segment profit was reduced by $2.7 million primarily related to costs associated with the closure of one of the Company’s Japanese manufacturing/distribution facilities. In addition, in 2002, $0.1 million was recorded as a reduction of Latin America segment profit primarily as a result of reserves for receivables as a result of a restructure of BeautiControl operations in Mexico. As part of re-engineering actions, in 2002, the Company sold its former Spanish manufacturing facility, its Convention Center complex in Orlando, Florida and one of its Japanese manufacturing/distribution facilities generating pretax gains of $21.9 million, $4.4 million and $13.1 million, respectively. The Spanish and Japanese gains were included in the Europe and Asia Pacific segments, respectively, and the Convention Center gain was recorded in other income in the table above. In 2001, $7.7 million was recorded as a reduction to Latin America segment profit primarily related to the write-down of inventory and reserves for receivables as a result of the restructuring of Brazilian sales and manufacturing operations. In addition, unallocated expenses included $0.1 million and $3.2 million for internal and external consulting costs incurred in connection with the implementing restructuring actions in 2002 and 2001. Total after-tax impact of these (gains) costs was $(1.6) million, $4.3 million, $3.1 million, $(8.5) million, and $32.5 million in 2005, 2004, 2003, 2002, and 2001, respectively. See Note 2 to the consolidated financial statements.
e.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2005, 2004, and 2003, pretax gains from these sales were $4.0 million, $11.6 million and $3.7 million, respectively, and were recorded in other income in the table above. Certain members of management, including executive officers, received incentive compensation totaling $0.01 million, $0.3 million, $0.2 million and $1.3 million in 2005, 2004, 2003 and 2002, respectively, based upon completion of performance goals related to real estate development. These costs were recorded in unallocated expenses.
f.	During 2004, the Company recorded a pretax gain of $1.5 million as a result of an insurance recovery from hurricane damage suffered at its headquarters location in Orlando, Florida. This gain is included in other income in the table above.
g.	In 2005, interest expense includes approximately $29 million in net expense related to settling the Company’s $100 million 2006 notes and $150 million 2011 notes as part of its refinancing in conjunction with its December 2005 acquisition of Sara Lee Corporation’s direct selling business.
h.	Returns on average equity and invested capital are calculated by dividing net income by the average monthly balance of shareholders’ equity and invested capital, respectively. Invested capital equals shareholders’ equity plus debt.
i.	Capital is defined as total debt plus shareholders’ equity.
j.	The dividend payout ratio is dividends declared per share divided by diluted earnings per share.
k.	Year-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.
l.	Year-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by the full year diluted earnings per share.
m.	Year-end market/book ratio is calculated as the year-end market price of the Company’s common stock divided by the year-end book value per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for 2005 compared with 2004 and 2004 compared with 2003, and changes in financial condition during 2005. The Company’s fiscal year ends on the last Saturday of December and included 53 weeks during 2005 as compared with 52 weeks in both 2004 and 2003. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.

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

Estimates included herein are those of the Company’s management and are subject to the disclosure in the Forward Looking Statements section at the end of this Item 7.

Overview

Overall, the Company finished the year with sales up four percent with minimal net impact from foreign currencies. All segments were up in reported and local currency sales except North America. BeautiControl North America led sales growth this year as a result of recruiting and activating a larger sales force. Latin America followed with strong growth as well, coming from all areas, particularly Mexico. Both Asia Pacific and Europe had slight sales growth. North America declined significantly due to a decrease in the size of the total and active sales force.

On December 5, 2005, the Company closed an acquisition of Sara Lee Corporation’s direct selling businesses, now called International Beauty (see discussion in Liquidity and Capital Resources and Note 2 to the consolidated financial statements). This segment contributed $37.9 million in sales and $0.9 million in profit in the fourth quarter of 2005. This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products.

For the year, net income was down two percent primarily as a result of financing costs incurred associated with the acquisition of International Beauty. Profit from the segments was up due to the sales increases discussed above and a significant reduction in the North America loss as a result of value chain improvements. Other items impacting net income were fewer gains from the Company’s land sales program based on the timing of closing deals in 2005, along with higher re-engineering and impairment charges. These items resulted in a net decline in income before taxes and accounting change of $36.3 million. During the fourth quarter of 2005, the Company received a significant tax benefit associated with settling its pre-June 1996 income taxes with its former parent company. This benefit, along with the impact of other tax audit resolutions during the year and year-end tax planning transactions, resulted in a negative full year provision for income taxes of $20.5 million. Also, during the fourth quarter of 2005, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement obligations, an Interpretation of FASB Statement No. 143. As a result, it recognized a $0.8 million (net of income tax benefit) charge for the cumulative effect of an accounting change to account for conditional environmental liabilities at facilities in the United States and Belgium.

In 2005, the Company generated cash flow from operating activities of $168 million, which included the fourth quarter collection of $46 million in connection with the tax settlement with the Company’s former parent company. Of this amount, approximately $16 million was previously carried as a receivable on the Company’s balance sheet. The year-end debt to total capital ratio was 69 percent compared with 46 percent last year due to the additional debt issued to acquire International Beauty (see additional discussion in Note 12 to the consolidated financial statements and in the liquidity and capital resources section).

Consolidated Results of Operations

Net Sales and Net Income: 2005

Net sales increased four percent in 2005, both as reported and in local currency including a $5.2 million positive impact from foreign exchange. Strong sales contributions were made by BeautiControl North America and Latin America along with slight sales improvements from last year in Europe and Asia Pacific. The improvement in Asia Pacific came from the impact of a recall related to third-party sourced product during 2004 that resulted in a $6.2 million reduction in sales ($5.5 million at 2005 exchange rates). There was no negative impact on profitability as the vendor reimbursed the Company for lost profit and related costs. The sales increases were partially offset by North America where sales declined significantly.

Net income was down two percent in spite of improvements from last year in both sales and profit from the segments. This was primarily due to higher interest expense and re-engineering and impairment charges, along with lower land sales. The Company had a negative provision for income taxes due to a settlement related to pre-June 1996 taxes as well as various audit settlements and planning transactions.

The Company will adopt SFAS 123(R), Share Based Payment in 2006, which requires the Company to record compensation expense for all unvested options that were issued prior to the Company’s adoption of fair-value accounting. These options were not previously considered under the Company’s decision to adopt fair-value accounting prospectively. This change will result in approximately $1 million of incremental expense in each of 2006 and 2007 if the options vest over the longest possible time frame, or the same total amount more quickly if they vest sooner based on stock price appreciation as provided in the awards. Additionally, 2006 will include an incremental $1.5 million of compensation expense related to clarification from the Securities and Exchange Commission regarding accounting for stock options granted to retiree-eligible participants (see Note 1 to the consolidated financial statements for further discussion). This change does not impact the total compensation cost to be recognized but does accelerate it.

Net Sales and Net Income: 2004

Net sales increased three percent in 2004 due to a weaker U.S. dollar, primarily versus the euro. Excluding this $56.4 million favorable impact, net sales declined two percent. In local currency, Europe was about flat with 2003 while Latin America posted a strong increase and BeautiControl North America was up substantially. Offsetting these improvements were large declines in both North America and Asia Pacific. Partially responsible for the decline in Asia Pacific was the impact of the product recall noted above. Specific commentary regarding the segments is included in the regional results section of this MD&A.

In 2004, net income increased significantly. The higher net income was as a result of significant improvement in all of the Company’s reporting segments with the exception of North America, which incurred a larger loss than in 2003. A portion of the improvement in the segments was due to a weaker U.S. dollar, primarily versus the euro. In local currency, BeautiControl North America had a significant increase and Latin America was up sharply. Europe and Asia Pacific both had strong increases in local currency profit. Also contributing to the improved net income were lower total unallocated costs as well as higher gains resulting from the disposition of property. A lower effective tax rate, discussed in the tax rate section, further contributed to the improved net income. Included in these net improvements was the offsetting impact of higher expenses for stock-based compensation.

The Company prospectively adopted the fair-value-method of accounting for stock options in 2003. While this change had a minimal impact on 2003 results due to the timing of grants, which were largely awarded late in the year, it resulted in a pretax expense of approximately $3 million in 2004 that was recorded in the applicable segment or unallocated as it related to corporate participants.

Unallocated Expenses: The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures and are not adjusted. The unallocated expenses declined during 2005 as compared with 2004 primarily due to decreases in professional service fees related to the Company’s compliance with the Sarbanes-Oxley Act partially offset by increased centralized global marketing costs.

During 2005, the Company continued its program to sell land for development near its Orlando, Florida headquarters which began in 2002. Pretax gains totaling $4.0 million ($2.4 million after tax) were recognized as a result of transactions completed during 2005. This amount compared with pretax gains of $11.6 million ($7.1 million after tax) during 2004. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in other periods. In 2004, the Company also recognized a $1.5 million gain related to the partial settlement of an insurance claim related to hurricane damage incurred at the Company’s headquarters. Based upon transactions currently in various stages of negotiation and closure, management expects gains on sales of property for development of approximately $15 million during 2006.

Included in 2005 net income were pretax charges of $16.7 million for re-engineering and impairment compared with $7.0 million in 2004 ($11.2 million and $3.1 million after tax, respectively). These charges are discussed in the re-engineering costs section following.

International operations accounted for 76, 75 and 74 percent of the Company’s sales in 2005, 2004 and 2003, respectively. They also accounted for 97 percent of the Company’s net segment profit in 2005 and all of the Company’s net segment profit in 2004 and 2003. The inclusion of a full year of International Beauty results of operations in 2006 is expected to increase the percent contribution from international operations.

Gross Margin: Gross margin as a percentage of sales decreased to 64.3 percent in 2005 compared with 65.3 percent in 2004, which was up from 64.6 percent in 2003. The lower gross margin percentage in 2005 was primarily due to higher raw material costs, particularly resin, and higher promotional sales in Europe in an effort to stimulate sales force recruiting, customer demand and party attendance. Management currently estimates that raw material price increases in 2006 will result in an approximate $9 million increase to cost of products sold.

On an overall basis in 2004, the increase was largely the result of better pricing and mix as well as reduced manufacturing costs which offset the impact of lower volume in North America. Specific segment commentary is included in the regional results section of this MD&A.

Costs and Expenses: Delivery, sales and administrative expense (DS&A) as a percentage of sales was 54.6, 56.3, and 57.1 percent, in 2005, 2004, and 2003, respectively. In 2005, the decline in DS&A as a percent of sales was due to a continued focus on operating expense reductions throughout the Company, particularly in North America despite the lower sales volume.

In 2004, the decline was due to lower distribution expenses as a result of cost reduction efforts, more effective promotional programs and a reduced provision for uncollectible accounts. These impacts were partially offset by an increase in unallocated expenses, excluding foreign exchange charges, which are included in other expense.

As discussed in Note 1 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.

Re-engineering Costs. As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible cost structure, it periodically implements actions designed to reduce costs and improve operating efficiency. These actions may result in re-engineering costs related to facility downsizing and closure as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains upon disposal of closed facilities. Over the past three years, the Company has incurred such costs (gains) as detailed below that were included in the following income statement captions (in millions):

	2005	2004	2003
Re-engineering and impairment charges	$16.7	$7.0	$6.8
Cost of products sold	(2.4)	—	—
Delivery, sales and administrative expense	—	—	0.1

Total pretax re-engineering costs	$14.3	$7.0	$6.9

Total after-tax re-engineering costs	$9.6	$4.3	$3.1

In 2005, re-engineering and impairment charges of $16.7 million included $10.2 million primarily related to severance costs incurred to reduce headcount in the Company’s South Carolina, Orlando, Australian mold making, Belgium, France and Portugal operations. In December 2004, the Company reached a decision to restructure its manufacturing facility, in Hemingway, South Carolina. In 2005, the Company implemented its plans related to the Hemingway facility, which resulted in the elimination of 269 positions and pretax severance and outplacement costs of approximately $7.2 million. An additional $0.9 million of severance was recorded for the elimination of 43 positions in the Company’s United States sales operation. The balance of the $16.7 million charge was largely related to impairment charges recorded to write down the value of certain of the Company’s United States warehousing and distribution capacity and related equipment, as well as a former manufacturing facility in Halls, Tennessee. In addition to headcount reductions, an additional $3.2 million of pretax costs were incurred to relocate equipment to other facilities. As a result of the capacity shift, the Company also realized a $5.6 million net reduction of its reserve for United States produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold. Both of these items were recorded in cost of goods sold.

In 2004, the re-engineering and impairment charges included severance costs of approximately $3.3 million primarily related to headcount reductions in the United States, Japan and the Philippines. The Philippines action also resulted in an asset impairment charge of approximately $0.7 million. Also included in 2004 charges was a $3.2 million write off of currency translation adjustments related to the Company’s decision to liquidate a foreign subsidiary during the year, which was previously classified in other comprehensive income. The decision in December of 2004 to restructure the manufacturing facility in Hemingway, South Carolina in early 2005 resulted in an asset impairment charge of approximately $0.4 million in the fourth quarter of 2004. Partially offsetting these charges was the reversal of approximately $0.8 million of prior accruals primarily due to lower than estimated severance costs in Europe as all activities were concluded.

In 2003, the re-engineering and impairment charges included net severance costs of approximately $2.0 million primarily related to downsizing North American and Brazilian operations and to a lesser degree, the Mexican and Corporate Headquarters staffs. In addition, there were impairment charges of approximately $4.8 million primarily related to a write-down of the Company’s former Halls, Tennessee manufacturing facility as well a write-down of its net investment in Argentina as a result of a decision to liquidate its legal entity and operate strictly under an importer model. The delivery, sales and administrative expense related to a charge for bad debts related to an adjustment to the Brazilian business model in connection with the downsizing.

For further details of the re-engineering actions, refer to Note 3 to the consolidated financial statements.

Tax Rate. The effective tax rates for 2005, 2004, and 2003 were (31.2), 14.8, and 15.3 percent, respectively. In 2005, the Company reached a settlement with its former parent company resulting in a cash receipt of approximately $46 million including interest related to pre-June 1996 tax liabilities. This generated a net tax benefit of approximately $25 million after considering amounts previously recorded as a receivable on the

Company’s balance sheet and a provision for taxes related to the interest portion of the settlement. This transaction, together with various audit settlements and year-end tax planning transactions, resulted in the negative provision for income taxes for 2005. In 2004, the rate reflected the impact of re-engineering actions and gains on property dispositions, including the hurricane related insurance gain discussed earlier, as well as the net favorable resolution of domestic and international tax audit contingencies. In addition, the 2003 rate reflected a significant tax benefit related to the liquidation of the Company’s Argentine legal entity.

The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them and where it has concluded that it is more likely than not that the benefits would ultimately be realized and as such, no valuation allowance was necessary. This assessment was based upon expectations of improving domestic operating results as well as anticipated gains related to the Company’s sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. Refer to the critical accounting policies section for additional discussion of the Company’s methodology for evaluating deferred tax assets.

Management expects a tax rate of approximately 24 percent for 2006 based upon anticipated improvement in domestic operating results, the inclusion of International Beauty operations for the full year and the absence of the 2005 benefit for resolution of tax contingencies as outlined above.

Net Interest. The Company incurred $45.1 million of net interest expense compared with $13.0 million of net interest expense in 2004 and $13.8 million in 2003. The sharp increase in 2005 was due to slightly higher interest rates in 2005 along with the requirement to pay a make-whole payment of $21.9 million for the call of the Company’s $150 million notes in connection with entering into new financing arrangements for the acquisition of International Beauty and $6.0 million for the discharge of obligations related to $100 million of bonds due in 2006. Issuance costs of approximately $0.8 million related to retired debt were also written off as part of interest expense. A credit of $3.2 million to recognize net deferred gains on an interest rate swaps related to these debt agreements that were previously closed offset some of this expense. Interest expense also included a $3.1 million payment to close an interest rate hedge the Company previously entered to lock in the base interest rate on the previously expected refinancing of its 2006 notes. As the Company’s progress in its acquisition of International Beauty made it no longer probable in the third quarter of 2005 that the debt would be refinanced, this agreement was no longer an effective hedge. See additional discussion in Liquidity and Capital Resources.

The decline in 2004 reflected the Company’s entering into two interest rate swap agreements discussed below and the lower resulting interest rates during 2004. Also contributing to the decline was lower debt levels during the year. Offsetting the impacts of these items was the absence of a 2003 adjustment related to prior hedging activity.

On July 1, 2003, the Company entered into two interest rate swap agreements on a portion of its long-term debt effective September 29, 2003. The Company received premiums totaling approximately $0.8 million for both agreements. The swap agreements totaled a notional amount of $150 million and were to expire in 2011. The Company received semi-annual interest payments at 7.91 percent and made floating rate interest payments based on the six-month LIBOR rate plus a spread of about 3.7 percentage points. These interest rate swap agreements were terminated in conjunction with the acquisition financing for International Beauty as discussed above.

Reflecting current interest rates, projected borrowings and their effective term structure, and additional debt outstanding due to the International Beauty acquisition, management anticipates that 2006 net interest expense will be approximately $45 million.

Regional Results 2005 vs. 2004

			Increase (decrease)		(a) Restated increase (decrease)	Positive (negative) foreign exchange impact	Percent of total
(Dollars in millions)	2005	2004	Dollar	Percent			2005	2004
Sales
Europe	$600.3	$597.0	$3.3	1%	1%	$(1.3)	47%	49%
Asia Pacific	214.5	208.6	5.9	3	2	1.6	17	17
Latin America	121.3	105.5	15.8	15	11	3.6	10	8
North America	158.6	195.0	(36.4)	(19)	(19)	1.2	12	16
BeautiControl N.A.	146.7	118.2	28.5	24	24	.1	12	10
International Beauty (b)	37.9	na	37.9	na	na	na	3	na

Total net sales	$1,279.3	$1,224.3	$55.0	4	4	$5.2	100%	100%

Segment profit (loss)
Europe (c)	$116.4	$133.4	$(17.0)	(13)%	(12)%	$(1.1)	94%	94%
Asia Pacific (c)	20.0	20.8	(0.8)	(4)	(5)	0.3	15	15
Latin America (c)	10.9	10.4	0.5	5	4	—	7	7
North America (d)	(10.4)	(31.0)	20.6	66	66	—	nm	nm
BeautiControl N.A.	14.0	8.0	6.0	76	76	—	6	6
International Beauty (b),(e)	0.9	—	0.9	na	na	—	1	na

a.	2005 actual compared with 2004 translated at 2005 exchange rates.
b.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses and its results of operations have been included since the date of acquisition.
c.	Includes machinery relocation costs incurred in 2005 in connection with a shift of capacity from Hemingway, South Carolina to other manufacturing facilities. Amounts included are $0.9 million in Europe, $0.5 million in Asia Pacific and $0.6 million in Latin America.
d.	Includes machinery relocation costs of $1.2 million in 2005. Also includes a credit of $5.6 million due to a reduction in LIFO reserve requirements as a result of the shift of capacity to facilities that cost inventory on a FIFO basis.
e.	Includes 2005 amortization of $1.8 million for identified intangibles valued as part of the acquisition accounting.
+	Increase greater than 100 percent.
nm	Not meaningful.
na	Not applicable

Europe

The slight increase in European sales was primarily due to higher business-to-business sales of $11.5 million at exchange rates consistent with 2004. The Company only pursues business-to-business relationships that benefit its core party plan business; consequently, activity in one period may not be indicative of future periods. The emerging markets of Russia, Turkey and Poland had strong increases in 2005 with growth of 41 percent from last year. The largest sales growth contribution came from Russia, which was up over 50 percent and contributed the largest dollar increase from last year of all markets in the segment. South Africa and France also contributed nicely to sales growth from 2004 due to larger total and active sales forces. These positive results were partially offset by large sales declines in the Nordics, Netherlands, Austria and Germany.

The segment’s largest market, Germany, was down eight percent from last year. While it ended the year with a larger sales force size, for most of the year it operated at a sales force size disadvantage. Additionally, a sales force size advantage for most of the fourth quarter did not offset lower sales force productivity due to a difficult consumer environment. Sales in 2005 in Germany totaled $231.0 million, as compared with $251.1 million in 2004, translated at 2005 exchange rates. The German market also accounts for a substantial portion of the segment’s profit.

The segment overall ended the year with a 13 percent sales force size advantage and achieved a six percent average active sales force size advantage in the fourth quarter of 2005 versus 2004.

Overall, the segment’s sales decline absent the business-to-business impact noted above was due to lower sales volume, partially offset by a slight increase in overall pricing. The average pricing increase was negatively impacted by the mix of products sold. There was also a negative impact from the mix of markets generating sales. The emerging markets tend to sell products with lower average price points than those of Western Europe.

Although local currency sales increased slightly, profit was down 13 percent as reported and 12 percent in local currency primarily due to a lower gross margin and higher operating expenses. The lower gross margin was a result of higher resin costs, which were not totally offset by price increases, and a less favorable sales mix. The increased operating expenses were primarily for higher promotional expenses in Germany to increase the size of the sales force.

Management expects 2006 European sales to be about even with 2005 in local currency. Continued growth in emerging and developing markets will be offset by a difficult comparison from high business-to-business sales in 2005. The return on sales is expected to remain at about 20 percent.

Asia Pacific

Net sales for the year increased slightly both as reported and in local currency. This comparison benefited from the inclusion in 2004 of a product recall in Japan of $5.5 million, at the 2005 foreign exchange rate. Excluding this benefit, local currency sales would have been flat. Significant sales increases in China and Korea combined with a strong increase in Australia were partially offset by significant sales declines in Japan and the Philippines.

In China, direct selling has been limited by law, and the Company reaches consumers through independent store fronts. China sales grew over 70 percent and contributed the largest dollar increase in the Asia Pacific segment during 2005 with almost 2,000 storefronts operating at the end of 2005, which was up over 50 percent from last year. Storefront sales productivity was up as well.

Korea benefited from higher business-to-business transactions and core sales during the year, while Australia grew sales through a higher active and more productive sales force.

Although sales declined in Japan, strategic progress was made through focus on the product and the party. More specifically, in 2005, the product mix was rebalanced to obtain more sales from full-price products versus discounted items, which resulted in a better gross margin. Promotional programs encouraged the sales force to sell product benefits rather than sell at a discount. Additionally, the selling process was improved along with the catalogues and brochures to appeal more to the end consumer. These actions all support moving toward a direct selling sales force rather than a wholesale buyers club. In the second half of the year in Japan, the year-over-year average active sales force size declines stabilized and sales force productivity turned positive.

The Philippines had a large decline in active sales force size, which resulted in a significant sales decline partially due to the poor economic and political climate in this market.

Asia Pacific had a small decline in overall sales volume for the year, but was able to offset that with a more favorable mix of products sold as well as lower overall sales discounting as noted above in the Japan commentary.

In spite of a slight sales increase, both reported and local currency profit declined moderately reflecting results in Japan and the Philippines, including increased promotional spending in the Philippines in an attempt to stimulate sales force growth and sales in 2005 while competing in a difficult economic environment. The product recall in Japan mentioned earlier had no impact on the profitability comparison as the vendor reimbursed the Company for lost profit and costs related to the recall.

Effective January 1, 2006, the Company will change its reporting segments to incorporate the management structure put in place following the International Beauty acquisition. Asia Pacific will be reported along with Mexico, and the Philippines will be included in the International Beauty segment.

Management expects local currency sales and profit for Asia Pacific and Mexico to be up by low-single digit percentages in 2006, reflecting continued growth in Australia, Mexico and China and weakness in Japan.

Latin America

Latin America had a strong increase in sales for the year that included a slight benefit from a weaker U.S. dollar. Local currency sales increased 11 percent driven by improvements in all areas, particularly Mexico. The sales increase in Mexico was driven by an increase in the total and active sales force count along with continued growth in the sale of BeautiControl products. Beauty sales grew 20 percent compared with 2004 and accounted for 10 percent of Mexican sales. Venezuela and Brazil also contributed to the increase for the year. In Brazil, the sales force was smaller but more productive than the prior year, as there was an increase in volume as well as improved pricing. Venezuela’s sales force advantage led to the current year increase, which was mostly driven by higher volume and, to a lesser extent, improved pricing. This segment had sequential improvement every quarter in the average active sales force size and finished the year with a fourth quarter advantage of nine percent.

The overall sales increase was driven largely by lower product discounting that led to higher average price points. As expected, the reduced discounting did lead to some erosion of sales volume.

Segment profit improved slightly due to sales growth in this segment. However, profit growth was less than sales growth due to strategic investments made to expand BeautiControl’s sales contribution in Mexico. Additionally, an unfavorable sales mix impacted profit.

Effective January 1, 2006, all Tupperware markets in Latin America, except Mexico, will be reported in the International Beauty segment reflecting a new management structure designed to capitalize on the catalog merchandising programs that work well in South America, as well as to gain back-end synergies. The 2006 outlook for the Latin American markets is included within the segment they will be reported under going forward.

North America

North America had a substantial decline in sales in 2005 as sales volume declined and was only partially offset by an improved product mix that included fewer sales force support items. This was due almost exclusively to the performance in the United States, which continued to struggle and had a 28 percent decline in the number of average active sellers in 2005 versus 2004. The Company is seeking to improve its U.S. business through a refreshed, interactive party format, continuing to introduce innovative and fashion forward products, public relations activities to ensure a broad understanding of the Company’s current product categories, innovations and fashionability and a better balance between its emphasis on products and its sales force earnings opportunity. In April 2005, the Company completed its implementation of a multi-tier compensation system for its sales force. The new system is more competitive in the U.S. market than the previous format and emphasizes building one’s business through recruiting. The Company is currently training its independent sales force to operate successfully under this new model. The new model offers life-time rather than temporary commissions on the sales of people within a consultant’s “downline” organization, removes geographic boundaries for recruiting within the nation and provides everyone within the sales force the opportunity to reach the top level of the organization without significant monetary investment.

There was a significant decrease in the segment loss for the year in spite of the substantial sales decline, also from the United States results. This was largely due to value chain improvements implemented during 2004 and 2005 including a restructure of its manufacturing operations in Hemingway, South Carolina to source the majority of its products from the Company’s other manufacturing facilities. The Company also realized a net benefit of $7.2 million from reduced LIFO reserve needs as United States-produced inventory was sold. Additionally, the United States benefited from an approximate $4 million reallocation of corporate overhead charges.

During the fourth quarter of 2005, there was $5.6 million of restructuring costs recorded for the U.S. market primarily related to warehousing and distribution. Going into 2006, the focus will continue to be on improving the value chain, including the cost base, in expectation of a lower loss in 2006, although management expects sales to be down by a single-digit percentage.

BeautiControl North America

BeautiControl North America had substantial increases in both sales and segment profit again in 2005 which were largely volume related. A higher proportion of sales of low priced items to support increased recruiting resulted in a slightly lower average selling price. The improved performance was a result of substantial increases in both the total and active sales forces during the year with the business closing 2005 with a 20 percent advantage in the total sales force. BeautiControl has now had 17 consecutive quarters of sales increases.

The sales force growth was fueled by both a strong earnings opportunity and an easy, replicable interactive party experience, the “Spa ESCAPE”. Both of these drivers permit a natural flow to recruiting as party attendees are drawn by the experience to inquire as to the earnings opportunity, which is also a very powerful motivator. These factors, when combined with continued sales force leadership development, all provide the impetus for continued growth.

The sales growth was the primary reason for the profit improvement along with the absence of an approximate $2.5 million charge in the first quarter of 2004 related to an accrual for legal matters and an executive retirement.

Management expects sales in 2006 to increase by a double-digit percentage and to generate an improved return on sales.

International Beauty

International Beauty sales and profit were included in the Company’s results beginning on December 5, 2005 with the closing of the acquisition of Sara Lee Corporation’s direct selling businesses. The sales and profit were $37.9 million and $0.9 million, respectively, including $1.8 million of purchase accounting amortization.

Sales and profit were strong in Mexico and South Africa, partially offset by some weakness in Australia and the Philippines. After considering incremental interest expense related to the acquisition, this segment had little net impact on 2005 earnings.

Going forward, this segment will include the acquired businesses along with Tupperware Central and South America and the Philippines. In 2006, management expects local currency sales to increase organically by 3 to 5 percent, with greater growth in profit from continuing good results in Mexico and a lower investment in South America.

Regional Results 2004 vs. 2003

			Increase (decrease)		(a) Restated increase (decrease)	Positive (negative) foreign exchange impact	Percent of total
(Dollars in millions)	2004	2003	Dollar	Percent			2004	2003
Sales (b)
Europe	$597.0	$546.0	$51.0	9%	—%	$49.0	49%	46%
Asia Pacific	208.6	222.5	(13.9)	(6)	(11)	10.9	17	18
Latin America	105.5	102.6	2.9	3	8	(4.5)	8	9
North America	195.0	230.2	(35.2)	(15)	(16)	1.0	16	19
BeautiControl N.A.	118.2	92.7	25.5	27	27	—	10	8

Total Sales	$1,224.3	$1,194.0	$30.3	3%	(10)%	$56.4	100%	100%

Segment profit (loss)
Europe	$133.4	$110.0	$23.4	21%	12%	$9.6	94%	97%
Asia Pacific	20.8	17.6	3.2	19	11	1.2	15	16
Latin America (c)	10.4	3.1	7.3	+	+	(0.7)	7	3
North America	(31.0)	(22.4)	(8.6)	(39)	(39)	—	nm	nm
BeautiControl N.A.	8.0	5.1	2.9	55	56	—	6	5

a.	2004 actual compared with 2003 translated at 2004 exchange rates.
b.	Certain prior year amounts have been reclassified to be consistent with current year presentation.
c.	Includes $0.1 million in 2003 of costs primarily for the write-down of inventory and reserves for receivables related to changes in distribution models in certain countries.
+	Increase greater than 100 percent.
nm	Not meaningful.

Europe

The strong increase in European sales was due to the stronger euro during 2004. Excluding this impact, sales were about flat with 2003. This result reflected the impact of several markets doing very well whose impact was offset by others that did not perform as well. The best result of the year was in Russia, the segment’s leading emerging market, which had a significant sales increase on the heels of the continued growth of the sales force as the market continues to expand. In addition, another emerging market, Turkey, had a substantial increase in sales during the year. Both markets benefited from larger total and active sales forces. Also, Russia experienced a nearly 50 percent growth in its distributor count. Poland, the segment’s other key emerging market showed a modest sales increase for the year. Combined, the emerging markets grew nearly 60 percent during the year. Also contributing sales increases were South Africa, which was up significantly, and the Nordics which had a strong increase for the year. South Africa benefited from significantly larger total and active sales forces and the Nordics had a strong increase in its total active sales force which resulted in a slightly higher active sales force. The Nordics also benefited from a significant business-to-business transaction. Overall, however, business-to-business sales were down nearly $10 million, at consistent exchange rates.

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

China continued to expand its number of outlets and increased focus on outlet productivity has also been successful. In China, there were over 1,200 storefronts open at the end of 2004.

The improvement in Malaysia/Singapore was largely the result of increases in the first half of the year as the absence of a business-to-business transaction that was completed in 2003 as well as lower recruiting hurt results in the second half of the year. Countering these impacts in Malaysia/Singapore was the continued growth of beauty sales during 2004 whose contribution doubled as compared with 2003.

Australia finished 2004 with a flat total sales force and a modest decline in the active sales force but was able to end the year on a high note with a strong sales increase and a slightly improved active sales force in the fourth quarter. Even before the devastating tsunami that hit Indonesia, the market had experienced some sales force and related sales declines.

In Japan, the Company began its transition from a wholesale buyer’s method offering a large proportion of high-priced, third-party-sourced products back to a party plan business promoting an earnings opportunity with a core Tupperware product line. As a result, the market experienced a significant sales decline for the year. This decline was compounded by the negative impact of the product recall discussed earlier in the net sales section.

Despite the sales decline, the segment had a substantial increase in profit. Though partially buoyed by a stronger Australian dollar, even in local currency terms, the segment finished the year with a strong increase in profitability. The increase was led by China’s sales growth as well as cost containment efforts, particularly in the Philippines, Korea and Australia. Improved cost performance in manufacturing, primarily from lower mold costs, also contributed to the increase. The product recall in Japan mentioned earlier had no impact on profitability as the vendor agreed to reimburse the Company for lost profit and costs related to the recall. Overall, the segment had a modest increase in its gross margin rate after considering the impact of the product recall which had the effect of increasing the margin rate slightly as it reduced sales but did not impact the gross margin dollar amount. This improvement was due to higher volume that offset the impact of unfavorable pricing, largely due to the transition of the Japanese market noted above which results in the sale of a lower priced product line as well as lower sales force statistics during the transition.

Latin America

Latin America had a slight increase in sales for the year that was hampered by a stronger U.S. dollar, primarily as it compared with the Mexican peso and the Venezuelan bolivar. Excluding this impact, sales for the year had a strong increase versus 2003. There was improvement in all of the segment’s major markets of Mexico, the largest, Venezuela and Brazil. While the segment generally posted lower sales force statistics over the year, these declines were largely the result of tighter standards being put in place that the Company believes will ultimately result in a more active and productive sales force. Beauty sales grew over 50 percent in Mexico in 2004 to reach nine percent of total Mexican sales versus approximately seven percent in 2003. In addition to the expansion of beauty, Mexico was able to stabilize its business during 2004 to register a slight sales increase during the year. Improved pricing in Venezuela and Brazil, as well as improved volume in Venezuela, provided the impetus for substantial sales increases in both markets.

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

North America

North America had a substantial decline in local currency sales after considering a small benefit from a stronger Canadian dollar. This decline was due almost exclusively to the performance in the United States which continued to struggle with the transformation outlined in the discussion of results in 2005 versus 2004. The active sales force was down 21 percent during 2004.

The significant increase in the segment loss for the year was also from the United States results. This was largely due to a decrease in sales volume which led to higher manufacturing costs per unit as well as increased charges related to excess inventory. The negative impacts in 2004 overwhelmed the benefits derived from cost control measures previously put in place.

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

Financial Condition

Liquidity and Capital Resources. Working capital increased, reaching $218.0 million as of December 31, 2005 compared with $173.9 million as of December 25, 2004 and $121.0 million as of December 27, 2003. The current ratio was 1.5 to 1 at the end of 2005 compared with 1.6 to 1 at the end of 2004 and 1.4 to 1 at the end of 2003. The $44.1 million overall working capital increase in relation to the acquisition of International Beauty is summarized as follows:

(In millions)	2005 vs 2004
International Beauty	$94.1
Tax accruals related to International Beauty acquisition	(93.7)
Pre-acquisition existing business	43.7

Total working capital increase	$44.1

The 2005 working capital increase, exclusive of the impact from International Beauty, was due to an increase in cash primarily from cash generated from operations, including the settlement of pre-June 1996 income taxes with the Company’s former parent, along with proceeds received upon the exercise of stock options, partially offset by the pay down of debt. Another impact was a decrease in accounts payable in the existing businesses primarily due to the timing of year end. The December 31 year end for 2005 resulted in more of the Company’s trade payables coming due before the end of the year. Of the Company’s year end cash balance of $181.5 million, approximately $100 million, including the tax accruals shown above, are expected to be paid out in connection with the acquisition. The tax accruals related to International Beauty are for approximately $80 million of taxes withheld for the benefit of a subsidiary of Sara Lee Corporation related to the sale of the Mexican operations and other income tax items related to the acquisition.

The 2004 working capital increase was primarily due to a more than doubling of cash on hand to $91 million. The increase was due to cash generated by operations, proceeds from asset disposition, largely related to the Company’s sale of land for development in Orlando, Florida, as well as lower debt payments as a majority of the Company’s long-term debt does not begin to mature until 2006. Also contributing to the working capital increase was an increase in non-trade amounts receivable largely related to value added tax receivables in Greece, which had a legal structure change that delayed collection. Further contributing to the increase in working capital was the weaker U.S. dollar compared with currencies in a majority of the Company’s overseas operations. This impact was responsible for approximately $5.3 million of the net increase. During 2004, the Company wrote off approximately $11 million of current accounts receivable against previously established allowances, primarily in Latin America with no impact on income.

In conjunction with closing the International Beauty acquisition on December 5, 2005, the Company entered into a new credit agreement that included a seven-year $775 million term loan bearing an annual interest rate of 150 basis points over the LIBOR rate and a $200 million revolving credit facility. This agreement replaced its previously existing $200 million revolving line of credit. The Company used cash on hand and the term loan borrowings to fund the amount due to Sara Lee Corporation, to discharge its then outstanding $100 million notes due in 2006 and to repay its $150 million notes due in 2011. The settlement of the 2011 notes required make-whole payments to the note holders of approximately $22 million. In anticipation of this transaction, the Company closed fixed to variable interest rate swaps with combined notional amounts totaling $150 million that were scheduled to expire in 2011 with the notes. These swaps were entered to convert the Company’s $150 million notes from fixed to variable interest rates. Closing these swaps resulted in a loss of approximately $3.1 million that was recorded as a component of income when the notes were settled. As also discussed in the market risk section, the Company exited an agreement to lock in a fixed 10-year treasury rate that was to provide the base interest for an anticipated refinancing of its $100 million 2006 notes. The $3.1 million cost to exit this arrangement was recorded as a component of interest expense in the third quarter of 2005. In addition to the amounts discussed above, upon closure of the transaction, the Company expensed unamortized debt issuance costs relating to the settled debt totaling approximately $0.8 million as well as net gains deferred related to previously terminated hedging arrangements associated with the settled debt. These net gains were approximately $3.2 million. Unamortized debt issuance costs of approximately $0.6 million related to the Company’s existing revolving credit agreement were added to the costs related to the new revolver and are being amortized over its 5-year term. Borrowings under the credit agreement are secured by substantially all of the Company’s domestic assets and 65 percent of its stock in its significant foreign subsidiaries. Principal payments on the term loan are 1 percent of the original amount per year in years 1 to 6 and the first 3 quarters of year 7 in quarterly installments. The balance will be due in a balloon payment at the end of the seven-year term. The agreement also requires additional principal payments consisting of 100 percent of cash generated from certain asset sales and new debt issuances as well as up to 50 percent of excess cash flows. Excess cash flows are substantively defined as net cash provided by operating activities less capital expenditures, required debt payments and dividends paid up to $60 million annually. The new debt agreement contains covenants of a similar nature to those under the previous agreement. While the new covenants are more restrictive than the previous covenants and could inhibit the Company’s ability to pay dividends or buy back stock, the Company currently believes it will be able to continue paying its current $0.22 per share quarterly dividend under the covenant requirements. The Company will provide detailed covenant calculations in its first quarter 2006 10-Q when the initial calculation is required under its credit agreement. See further information in Note 7 to the consolidated financial statements.

The Company’s two debt rating agencies, Standard and Poor’s and Moody’s, have both rated the new debt. Standard and Poor’s lowered its corporate credit rating of the Company from BB+ to BB and assigned a stable outlook. Moody’s lowered its corporate family rating of the Company to Ba2.

As of December 31, 2005, the Company had $192.2 million available under its revolving line of credit and about $120 million available under other uncommitted lines of credit. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. While the current downturns in Japan, Germany and the United States Tupperware business noted earlier have limited the ability of these markets to contribute to the Company’s operating cash flows as compared with the past they have not resulted in a material negative impact to the Company as a whole. The combined favorable results in the other major markets as well as improvement in many smaller markets were sufficient to overcome the negative impact of the Japanese, German and Tupperware United States operating results on cash flows from operating activities. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The debt-to-total capital ratio at the end of 2005 was 69 percent compared with 46 percent at the end of 2004. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The increase from the same period a year ago reflected increased debt from financing the acquisition of International Beauty.

Operating Activities. Net cash provided by operating activities for 2005 was $167.6 compared with $121.4 million in 2004 and $105.6 million in 2003.

The increase from 2004 to 2005 was primarily due to $46 million received in connection with settling pre-June 1996 income taxes with the Company’s former parent. The Company also received a refund of approximately $10 million from the United States Internal Revenue Service in settlement of audits for the period 1996 to 2001. These items were partially offset by a decrease in accounts payable and accrued liabilities. There was a cash inflow from settling hedge contracts this year versus an outflow last year due to a weaker U.S. dollar during 2005 than in 2004.

Investing Activities. For 2005, 2004 and 2003, the Company spent $52.0, $43.6 and $40.0 million respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products with the greatest amount spent in Europe. The increase from last year was due to improvements made to property being developed for disposition, which will be recovered in future sales, as well as from manufacturing maintenance. Full year 2006 capital expenditures are expected to be about $70 million reflecting an increase from 2005 for International Beauty, capacity expansion at BeautiControl North America to service the growth environment there and for a manufacturing facility in Europe.

Partially offsetting the capital spending was $8.0 million in 2005 and $16.6 million in 2004, of proceeds related to the sale of certain property, plant and equipment in addition to insurance proceeds received in 2005 for property damaged by a hurricane during the third quarter of 2004. The proceeds from the sales were primarily related to land for development near the Company’s Orlando, Florida headquarters. Cumulative proceeds from the Company’s program to sell land for development which began in 2002, are now expected to be up to $125 million by the end of 2009, including $43 million received through the end of 2005. Expected proceeds for 2006 are $15 million.

Investing activities in 2005 also included a net cash outflow of $464.3 million to acquire International Beauty, which was funded by a new term loan and cash on hand. See discussion above in Liquidity and Capital Resources.

Financing Activities. 2005 included net proceeds from issuance of term debt of $762.5 million to fund the acquisition of International Beauty and refinance existing debt. See detailed discussion in Liquidity and Capital resources including settlement of historical debt and related covenant restrictions.

Dividends. During 2005, 2004 and 2003, the Company declared dividends of $0.88 per share of common stock totaling $52.4 million, $51.6 million and $51.4 million, respectively. At the time of its emergence as a publicly held corporation with its spin off from Premark International, Inc. in May 1996, the Company established a target of paying 35 percent of trailing four quarter income as a dividend. At that time, such a policy equated to a dividend level of approximately $0.88 per share annually. Despite decreases in income, the Company has maintained sufficient cash flows from operations and dispositions of property to fund its historical requirement for cash over the period since the spin off, including working capital and capital spending needs, its share repurchase program concluded in 1998, its acquisition of BeautiControl in 2000, debt service and its dividend. While the payment of a dividend on common shares is a discretionary decision made on a quarterly basis, in the absence of a significant event requiring cash, the Company has no current expectation of altering the dividend level as projected cash flows from operations as well as additional property sales are expected to be sufficient to maintain the dividend without restricting the Company’s ability to finance its operations, make necessary investments in the future growth of the business of the nature included in its 2006 earnings outlook or its near-term debt repayment obligations. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its current dividend payout.

Stock Option Exercises. During 2005, 2004 and 2003, the Company received proceeds of $30.2 million, $4.1 million, $0.9 million, respectively, related to the issuance of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.

Subscriptions Receivable. In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provides for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, in 2000, the subsidiary issued full recourse loans for $13.6 million to 33 senior executives to purchase 847,000 shares representing the bulk of the shares issued under the program. The MSPP loans provide for the repayment of 25 percent of the principal after 5 and 6 years with the remaining 50 percent due at the end of the eighth year. There were no new participants during 2005, 2004, or 2003. During 2005, 2004, and 2003, respectively, two, two, and one participant left the Company and sold 38,802, 37,000, and 30,100 shares to the Company, at the current market price, to satisfy loans totaling $0.8 million, $0.7 million, and $0.6 million. The MSPP permits the surrender of shares in lieu of payment of the loan with the surrendered shares valued at the then current market price. During the year 18 executives surrendered 254,441 shares to satisfy $5.6 million of loans and four participants made cash payments to satisfy loan payment obligations totaling $0.6 million. An additional participant left the Company during 2004 and made a cash payment of $0.7 million to satisfy the loan obligation. Also during 2004, a participant elected to make a voluntary advance loan payment totaling $0.6 million. The participant who left the Company in 2003 also paid approximately $0.1 million to satisfy the remainder of his loan. Based upon the provisions of the Sarbanes-Oxley Act of 2002, no further loans under this plan will be permitted. Based upon the loan payment schedule, the Company expects to receive $1.3 million of payments during 2006. See Note 9 to the consolidated financial statements for further details of the MSPP.

In 1998, the Company made a non-recourse, non-interest bearing loan of $7.7 million (the loan) to its chairman and chief executive officer (chairman), the proceeds of which were used by the chairman to buy in the open market 400,000 shares of the Company’s common stock (the shares). The shares are pledged to secure the repayment of the loan. The loan has been recorded as a subscription receivable and is due November 12, 2006, with voluntary prepayments permitted commencing on November 12, 2002. Ten percent of any annual cash bonus awards are being applied against the balance of the loan. As the loan is reduced by voluntary payments after November 12, 2002, the lien against the shares will be reduced. The subscription receivable is being reduced as payments are received. As of December 31, 2005, and December 25, 2004 the loan balance was $7.3 and $7.4 million respectively.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1 – 3 years	3 – 5 years	Over 5 Years
Other borrowings	$1.1	$0.4	$0.7	$—	$—
Long-term debt (a)	750.5	0.7	13.6	19.7	716.5
Interest payments on term debt (b)	292.6	52.5	95.4	82.7	62.0
Pension funding	5.3	5.3	—	—	—
Post employment medical benefits	51.7	4.7	10.0	10.3	26.7
Non-cancelable operating lease obligations	59.9	26.2	22.6	8.1	3.0

Total contractual cash obligations	$1,161.1	$89.8	$142.3	$120.8	$808.2

a.	Includes balance due on the Company’s Term Loan due 2012 and 8.33% Mortgage Note due 2009
b.	Includes interest payments due on the Company’s Term Loan due 2012, 8.33% Mortgage Note due 2009, estimated borrowings through its revolving credit facilities and the impact of interest rate swap agreements in place. Current interest rates are used where the underlying instrument calls for a variable rate.

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

Inventory valuation. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon estimates of future demand. The demand is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory quantity exceeds projected demand, the excess inventory is written down. However, if actual demand is less than projected by management, additional inventory write-downs may be required.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. At the end of 2005, the Company had net domestic deferred tax assets of approximately $149.2 million for which no valuation allowance has been provided. Of this total, approximately $54.2 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is expected to be realized within the next 15 years based upon an increase in domestic income from BeautiControl North America as well as expected improvement in the United States Tupperware business. Also, expected gains related to the Company’s previously discussed Orlando land sales activities will result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.

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

Valuation of Goodwill. The Company conducts an annual impairment test of its recorded goodwill in the second quarter of each year. Additionally, in the event of a change in circumstances that would lead the Company to believe that an impairment may have occurred, a test would be done at that time as well. The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000 and International Beauty in December 2005. The valuation of its goodwill is dependent upon the estimated fair market value of its BeautiControl operations both in North America and overseas and the historical segment operations of International Beauty. The Company estimates the fair value of its BeautiControl operations and will estimate the value of its International Beauty operations using discounted future cash flow estimates. Such a valuation requires the Company to make significant estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates in allocating the goodwill to the different segments that include BeautiControl operations, BeautiControl North America, Latin America and Asia Pacific. Lastly, it requires estimates as to the appropriate discounting rates to be used. The results of the reviews conducted to date related to BeautiControl indicate fair values in excess of the carrying values of the respective business operations. The most sensitive estimate in this evaluation is the projection of operating cash flows as these provide the basis for the fair market valuation. If operating cash flows were to be 20 percent worse than projected, the Company would still have no goodwill impairment in any segment. If operating cash flows were to be more than 20 percent worse than projected, the Company would need to calculate a potential impairment as it relates to BeautiControl operations in Latin America. In both North America and Asia Pacific, a reduction of operating cash flows of more than 75 percent would be required to necessitate calculating a potential impairment. A significant impairment would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants.

Other Intangible Assets. The Company recorded as assets the fair value of various trademarks and trade names of $197.4 million in conjunction with its acquisition of International Beauty. These amounts have an indefinite life and will be evaluated for impairment the same as discussed in goodwill valuation above. Additionally, the Company recorded $62.0 million for valuation of the International Beauty sales force, and $3.6 million for product formulations. The estimated aggregate annual amortization expense associated with the above intangibles for each of the five succeeding years is $24.1 million, $12.9 million, $8.8 million, $5.5 million and $4.0 million, respectively.

Retirement Obligations. The Company’s employee pension and other post-employment benefits (health care) costs and obligations are dependent on its assumptions used by actuaries in calculating such amounts. These assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. The health care cost trend assumptions are based upon historical results, near-term outlook and an assessment of long-term trends. The salary growth assumptions reflect the Company’s historical experience and outlook. The long-term return on plan assets are based upon historical results of the plan and investment market overall, as well as the Company’s belief as to the future returns to be earned over the life of the plans. The discount rate is based upon current yields of AA rated corporate long-term bond yields. These assumptions can have a material impact on the Company’s financial results. For example, a 1 percentage point increase in the Company’s health care cost trend rate would have resulted in a $0.5 million decrease in the Company’s pretax earnings for the year and a $5.9 million increase in its obligation. For each percentage point change in the domestic pension long-term rate of return assumption, pretax earnings would change by approximately $0.3 million. The Company’s key assumptions and funding expectations are indicated in Note 12 to the consolidated financial statements.

For 2005, the Company increased its health care cost trend rate to 10 percent for all participants grading down to 5 percent in 2010. This change represented an increase of one percentage point for post-65 participants and three percentage points for pre-65 participants. As a result, 2005 pretax expense related to the Company’s post-employment health care plan increased approximately $0.5 million. Additionally, it has reduced the discount rate to 5.50 percent related to all domestic post-employment plans which is expected to result in an additional approximately $0.4 million of expense combined for all such plans. Unrecognized losses on post-employment plans as shown in Note 12 to the consolidated financial statements are not expected to result in a material increase of pretax expense as compared with that of 2005.

Effective June 30, 2005, the Company froze the accrual of benefits to participants under its domestic defined benefit pension plans. This action necessitated a remeasurement of its accumulated benefit obligation under the plans and resulted in a pretax decrease of $5.1 million ($3.3 million after tax). This change results in the elimination of the service cost component of net periodic pension expense as it relates to these plans and an ongoing annual reduction of approximately $2.5 million or about $1.2 million as compared with 2005.

Due to an excess of lump sum retirement distributions from its domestic pension plans as compared with service and interest costs, the Company recorded a settlement charge of approximately $0.9 million in 2005. The Company is currently still evaluating what, if any, impact such payments may have on the 2006 expense.

In conjunction with the benefit freeze, the Company increased its basic contribution related to one of its domestic defined contribution plans from 3 percent of eligible employee compensation up to the Social Security Wage Base to 5 percent.

Impact of Inflation

Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates.

New Pronouncements

Refer to discussion of new pronouncements in the notes to the consolidated financial statements.

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, the currencies in which it borrows and the interest rate lock described below. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. As discussed earlier, the Company’s post-acquisition term debt carries a variable interest rate. The Company entered into swap agreements in December 2005 and January 2006 to fix the rate on approximately half of the debt for at least three years at a rate of approximately 6.3 percent. If short-term interest rates varied by 10 percent the Company’s annual interest expense would be impacted by approximately $2.7 million.

The Company had intended to refinance its $100 million notes when they came due in 2006. To protect itself from the risk of higher interest rates, in March 2005, the Company entered into an agreement to lock in a fixed 10-year treasury rate of approximately 4.70 percent that would provide the base interest for the debt to be issued in the refinancing. This derivative was designated as a cash flow hedge and was recorded at its fair value on a quarterly basis. In light of the refinancing necessary for the International Beauty acquisition, the agreement was terminated since it was no longer an effective hedge. This action resulted in a charge of $3.1 million in interest expense during the third quarter of 2005.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced with a large reduction occurring in the second quarter of 2005. The Company, however, currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. As of December 31, 2005, the cumulative loss was about $0.4 million. The change in the cumulative loss for 2005 was a net gain of $0.4 million and for 2004 was a net loss of $0.1 million.

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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company’s most significant exposures are to the euro and Mexican peso.

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

The Company continuously monitors its foreign currency exposure and may enter into contracts to hedge exposure in 2006.

See further discussion regarding the Company’s hedging activities in Note 7 to the consolidated financial statements.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware products, and totaled about $81 million in 2005. A 10 percent fluctuation in the cost of resin could therefore impact the Company’s annual cost of sales in the $8 million dollar range as compared with the prior year. The Company manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of what it perceives to be favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments in the Orlando real estate market and general economic conditions, such as interest rate increases.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 31, 2005	December 25, 2004	December 27, 2003
Net sales	$1,279.3	$1,224.3	$1,194.0
Cost of products sold	456.2	425.4	422.7

Gross margin	823.1	798.9	771.3

Delivery, sales and administrative expense	699.0	688.8	681.9
Re-engineering and impairment charges	16.7	7.0	6.8
Gains on disposal of assets	4.0	13.1	3.7

Operating income	111.4	116.2	86.3

Interest income	3.8	1.9	1.8
Other income	0.5	1.0	0.6
Interest expense	48.9	14.9	15.6
Other expense	1.1	2.2	16.5

Income before income taxes and accounting change	65.7	102.0	56.6
(Benefit from) provision for income taxes	(20.5)	15.1	8.7

Net income before accounting change	$86.2	$86.9	$47.9

Cumulative effect of accounting change, net of tax of $0.4 million	0.8	—	—

Net Income	$85.4	$86.9	$47.9

Basic earnings per common share:
Before accounting change	$1.45	$1.49	$0.82
Cumulative effect of accounting change	(0.01)	—	—

	$1.44	$1.49	$0.82

Diluted earnings per common share:
Before accounting change	$1.42	$1.48	$0.82
Cumulative effect of accounting change	(0.01)	—	—

	$1.41	$1.48	$0.82

The accompanying notes are an integral part of these financial statements

Consolidated Balance Sheets

(In millions)	December 31, 2005	December 25, 2004
ASSETS
Cash and cash equivalents	$181.5	$90.9
Accounts receivable, less allowances of $17.2 million in 2005 and $15.0 million in 2004	131.9	104.0
Inventories	235.1	163.0
Deferred income tax benefits, net	66.8	59.4
Non-trade amounts receivable, net	32.9	35.8
Prepaid expenses	24.5	12.9

Total current assets	672.7	466.0

Deferred income tax benefits, net	168.4	160.5
Property, plant and equipment, net	254.5	216.0
Long-term receivables, net of allowances of $17.9 million in 2005 and $25.7 million in 2004	37.3	42.6
Other intangible assets, net	261.3	—
Goodwill	309.9	56.2
Other assets	36.1	41.9

Total assets	$1,740.2	$983.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$105.7	$91.0
Short-term borrowings and current portion of long-term debt	1.1	2.6
Accrued liabilities	347.9	198.5

Total current liabilities	454.7	292.1

Long-term debt	750.5	246.5
Accrued postretirement benefit cost	35.3	35.3
Other liabilities	164.2	118.4

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	28.4	25.6
Subscriptions receivable	(12.7)	(18.7)
Retained earnings	577.4	560.9
Treasury stock 1,935,746 and 3,542,135 shares in 2005 and 2004, respectively, at cost	(51.7)	(96.8)
Unearned portion of restricted stock issued for future service	(6.4)	(2.9)
Accumulated other comprehensive loss	(200.1)	(177.8)

Total shareholders’ equity	335.5	290.9

Total liabilities and shareholders’ equity	$1,740.2	$983.2

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common Stock		Treasury Stock		Paid-In Capital	Subscriptions Receivable	Retained Earnings	Unearned Portion of Restricted Stock for Future Service	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Comprehensive Income
(In millions)	Shares	Dollars	Shares	Dollars
December 28, 2002	62.4	$0.6	4.0	$(110.2)	$22.8	$(21.2)	$535.3	$(0.1)	$(249.7)	$177.5
Net income							47.9			47.9	$47.9
Other comprehensive income:
Foreign currency translation adjustments									55.9	55.9	55.9
Minimum pension liability, net of tax benefit of $0.3 million									(0.4)	(0.4)	(0.4)
Net equity hedge loss, net of tax benefit of $4.3 million									(6.8)	(6.8)	(6.8)
Net settlement of deferred losses on cash flow hedges									4.2	4.2	4.2

Comprehensive income											$100.8

Cash dividends declared ($0.88 per share)							(51.4)			(51.4)
Payments of subscriptions receivable						(0.6)				0.6
Issued restricted stock, net								(1.5)		(1.5)
Stock and options issued for incentive plans and related tax benefits			(0.1)	4.7	0.3		(2.8)			2.2

December 27, 2003	62.4	$0.6	3.9	$(105.5)	$23.1	$(20.6)	$529.0	$(1.6)	$(196.8)	$228.2

Net income							86.9			86.9	$86.9
Other comprehensive income:
Foreign currency translation adjustments									35.7	35.7	35.7
Minimum pension liability, net of tax benefit of $1.0 million									(1.8)	(1.8)	(1.8)
Net equity hedge loss, net of tax benefit of $8.5 million									(15.1)	(15.1)	(15.1)
Net settlement of deferred losses on cash flow hedges									0.2	0.2	0.2

Comprehensive income											$105.9

Cash dividends declared ($0.88 per share)							(51.6)			(51.6)
Net settlements of subscriptions receivable						1.9				1.9
Issued restricted stock, net								(1.3)		(1.3)
Stock and options issued for incentive plans and related tax benefits			(0.4)	8.7	2.5		(3.4)			7.8

December 25, 2004	62.4	$0.6	3.5	$(96.8)	$25.6	$(18.7)	$560.9	$(2.9)	$(177.8)	$290.9

Net income							85.4			85.4	85.4
Other comprehensive income:
Foreign currency translation Adjustments									(33.9)	(33.9)	(33.9)
Minimum pension liability, net of tax benefit of $1.8 million									(5.0)	(5.0)	(5.0)
Net equity hedge gain, net of tax provision of $9.5 million									16.9	16.9	16.9
Net settlement of deferred losses on cash flow hedges									(0.3)	(0.3)	(0.3)

Comprehensive income											$63.1

Cash dividends declared ($0.88 per share)							(52.7)			(52.7)
Settlements of subscriptions receivable						6.0				6.0
Issued restricted stock, net								(3.5)		(3.5)
Stock and options issued for incentive plans, net of related tax benefits of $2.0 million			(1.6)	45.1	2.8		(16.2)			31.7

December 31, 2005	62.4	$0.6	1.9	$(51.7)	$28.4	$(12.7)	$577.4	$(6.4)	$(200.1)	$335.5

The accompanying notes are an integral part of these financial statements

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 31, 2005	December 25, 2004	December 27, 2003
Operating activities:
Net income	$85.4	$86.9	$47.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	50.8	52.6
Amortization of deferred gains, restricted stock compensation and other	(0.8)	(2.0)	(1.3)
Net gains on disposal of assets	(0.6)	(12.8)	(3.7)
Provision for bad debts	5.4	5.5	7.6
Net impact of write-down of inventories and change in LIFO reserve	(3.7)	9.9	6.7
Non-cash impact of re-engineering and impairment costs	4.1	2.8	1.4
Cumulative effect of a change in accounting principle	0.8	—	—
Increase in net deferred income taxes	(4.3)	(21.8)	(22.4)
Stock option expense	2.8	2.5	—
Termination of interest rate hedge	3.1	—	—
Loss on repayment of debt	24.2	—	—
Changes in assets and liabilities:
Decrease in accounts and notes receivable	9.6	3.8	5.7
Increase in inventories	(6.2)	(3.1)	(3.2)
(Increase) decrease in non-trade amounts receivable	(6.3)	3.3	(7.2)
Decrease (increase) in prepaid expenses	0.7	5.8	(1.3)
Decrease in other assets	17.4	1.3	4.5
(Decrease) increase in accounts payable and accrued liabilities	(23.9)	13.9	(0.6)
Increase (decrease) in income taxes payable	7.3	(11.3)	(5.1)
Decrease in other liabilities	(2.1)	(2.6)	—
Net cash impact from hedging activity	3.7	(11.0)	25.2
Other	0.2	(0.5)	(1.2)

Net cash provided by operating activities	167.6	121.4	105.6

Investing activities:
Capital expenditures	(52.0)	(43.6)	(40.0)
Purchase of International Beauty, net of cash acquired	(464.3)	—	—
Proceeds from disposal of property, plant and equipment	8.0	16.6	9.4
Payment to terminate interest rate hedge	(3.1)	—	—

Net cash used in by investing activities	(511.4)	(27.0)	(30.6)

Financing activities:
Dividend payments to shareholders	(52.4)	(51.5)	(51.4)
Proceeds from exercise of stock options	30.2	4.1	0.9
Proceeds from payments of subscriptions receivable	0.6	1.5	0.6
Proceeds from issuance of term debt	762.5	—	—
Repayment of long-term debt	(307.9)	—	(15.0)
Net (decrease) increase in short-term debt	(0.9)	(4.2)	0.2

Net cash from (used in) financing activities	432.1	(50.1)	(64.7)

Effect of exchange rate changes on cash and cash equivalents	2.3	1.6	2.1
Net increase in cash and cash equivalents	90.6	45.9	12.4
Cash and cash equivalents at beginning of year	90.9	45.0	32.6

Cash and cash equivalents at end of year	$181.5	$90.9	$45.0

Supplemental disclosure:
Loans settled with common stock (Note 9)	$5.6	$0.7	$0.6

The accompanying notes are an integral part of these financial statements

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware, the Company). All significant intercompany accounts and transactions have been eliminated. The results of operations of International Beauty are included from the date of acquisition on December 5, 2005. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2005 fiscal year contains 53 weeks as compared with 52 weeks for fiscal years 2004 and 2003.

In January 2003, the Financial Accounting Standards Board (FASB, the Board) issued FASB interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 was issued to provide guidance in determining if consolidation is required under existing standards or whether the variable interest model under FIN 46 should be used to account for existing and new entities. A revised version, FIN 46R, was issued in December 2003. The revised standard is applicable to all special purpose entities (SPE’s) created prior to February 1, 2003 at the end of the first interim or annual period after December 15, 2003. It is applicable to all non-SPE’s created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has adopted all components of this standard without material impact.

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

In May 2005, the FASB issued FAS 154, Accounting Changes and Error Corrections. This statement replaces APB No. 20, Accounting Changes and FAS 3 Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for all accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have an impact on its future financial results.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2005 and December 25, 2004, $79.0 million and $32.0 million, respectively, of the cash and cash equivalents included on the consolidated balance sheets were held in the form of time deposits, certificates of deposit, high grade commercial paper, or similar instruments.

Allowance for Doubtful Accounts. The Company maintains current and long-term receivable amounts with most of its independent distributors and sales force in certain markets. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Inventories. Inventories are valued at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Domestically produced Tupperware inventories, approximately 3 percent and 14 percent of consolidated inventories at December 31, 2005 and December 25, 2004, respectively, are valued on

Notes to the Consolidated Financial Statements—(Continued)

the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $4.9 million and $14.0 million higher at the end of 2005 and 2004, respectively. The Company writes down its inventory for obsolescence or unmarketable items equal to the difference between the cost of the inventory and estimated market value based upon expected future demand. The demand is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory on hand exceeds projected demand, the excess inventory is written down to its net realizable value. However, if actual demand is less than projected by management, additional write-downs may be required.

In November 2004, the FASB issued FAS 151, Inventory Costs—an amendment of ARB no. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It was effective for fiscal years beginning after June 15, 2004 and did not have a material impact on the Company.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years beginning when the software is placed in service. In December 2005, the Company capitalized $1.3 million of software development costs as part of the assets recorded resulting from the acquisition of International Beauty. This amount represents the fair market value of internal use software development costs at the acquisition date as determined by an internal analysis performed by the Company. The Company recorded these and all other previously capitalized internal use software development costs in property, plant and equipment. Net unamortized costs included in property, plant and equipment were $16.1 million and $15.4 million at December 31, 2005 and December 25, 2004, respectively. Amortization cost related to internal use software development costs totaled $5.0 million, $4.7 million and $4.2 million in 2005, 2004 and 2003, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. The Company recorded property, plant and equipment arising from the acquisition of International Beauty at its fair market value as determined by the review of an independent third party with expertise in such valuation judgments. Depreciation is determined on a straight-line basis over the following estimated useful lives of the assets:

Building and improvements	10 – 40 years
Molds	4 years
Production equipment	10 – 20 years
Distribution equipment	3 – 5 years
Computer/telecom equipment	3 – 5 years
Capitalized software	3 – 5 years

Depreciation expense was $44.1 million, $46.1 million and $48.4 million in 2005, 2004 and 2003, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments are discussed further in Note 3 to the consolidated financial statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to expense.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The amendments eliminate the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar

Notes to the Consolidated Financial Statements—(Continued)

productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement has not had a material impact on the Company.

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired. The Company’s recorded goodwill was predominantly generated by its acquisitions of International Beauty in December 2005 and BeautiControl in October 2000. The Company uses discounted future cash flow estimates to determine the fair market value of its acquired BeautiControl operations both in North America and overseas. The annual impairment review for BeautiControl was completed in the second quarter of 2005, 2004 and 2003 and no impairment charges were necessary. The goodwill recorded on the Company’s balance sheet at December 31, 2005 which is primarily included in the International Beauty and BeautiControl North America segments, was $253.7 million and $39.0 million, respectively, with smaller amounts included in the Latin America and Asia Pacific segments. The valuation of Goodwill associated with the acquisition of International Beauty is subject to finalization of post-closing adjustments in accordance with the Securities and Asset Purchase Agreement (See Note 2 to the consolidated financial statements).

Other Intangible Assets. Other intangible assets are recorded at their fair market values in accordance with the provisions of SFAS 141 Business Combinations and amortized over their estimated useful lives in accordance with SFAS 142 Goodwill and Other Intangible Assets. The other intangible assets included in the Company’s consolidated financial statements at December 31, 2005 are primarily related to the Company’s acquisition of International Beauty and are recorded at their respective fair market values. The value of other intangible assets acquired with International Beauty and their weighted average estimated useful lives are as follows:

	December 31, 2005
(in millions)	Gross Carrying Value	Accumulated Amortization	Weighted Average Useful Life
Trademarks and Trade names	$197.4	$0.0	Indefinite
Sales force relationships—single level	33.0	1.2	6 – 8 years
Sales force relationships—multi-level	29.0	0.5	10 – 12 years
Acquired proprietary product formulations	3.6	0.1	3 years

Total other intangible assets	$263.0	$1.8

The estimated aggregate annual amortization expense associated with the above intangibles for each of the five succeeding years is $24.1 million, $12.9 million, $8.8 million, $5.5 million and $4.0 million, respectively.

Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.

A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded in that meeting one level may result in receiving a piece of jewelry with higher achievement resulting in more valuable prizes such as televisions and trips. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded and they would take on additional responsibilities for recruiting new sales force members and

Notes to the Consolidated Financial Statements—(Continued)

providing training and motivation to new and existing sales force members. Other business drivers such as the scheduling of new direct selling demonstrations, increasing the number of sales force members holding parties or increasing end consumer attendance at parties may also be the focus of a program.

The Company also offers cash awards for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force and their downline members. The downline consists of those sales force members that have been recruited directly by a given sales force member, as well as those recruited by their recruits. In this manner, sales force members can build an extensive organization over time if they are committed to recruiting and developing their units. In addition to the bonus, the positive performance of a unit may also entitle its leader to the use of a company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize program noted earlier, car programs generally offer varying levels of vehicles that are dependent upon performance.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Total promotional expenses included in delivery, sales and administrative expense were $215.2 million, $196.6 and $196.1 million for 2005, 2004 and 2003, respectively.

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

On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which superseded SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables which, was effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has adopted the provisions of SAB 104 without impact.

Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense in 2005, 2004 and 2003 were $61.5 million, $60.8 million and $65.9 million, respectively.

Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $8.9 million, $7.5 million and $5.5 million in 2005,

Notes to the Consolidated Financial Statements—(Continued)

2004 and 2003, respectively. Research and development costs totaled $13.9 million, $13.0 million and $13.6 million, in 2005, 2004 and 2003, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in delivery, selling and administrative expenses.

Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 13 to the consolidated financial statements. Through 2002, the Company accounted for those plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective with fiscal 2003, the Company began accounting for those plans using the fair-value-based method of accounting for stock options under the provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. Awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005, 2004 and 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. Compensation expense associated with restricted stock grants was $1.4 million, $0.6 million and $0.1 million in 2005, 2004 and 2003, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to stock-based compensation since its effective date.

(In millions except per share amounts)	2005	2004	2003
Net Income, as reported	$85.4	$86.9	$47.9

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.5	1.5	0.2
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(3.6)	(4.4)	(6.3)

Pro forma net income	$84.3	$84.0	$41.8

Earnings per share:
Basic—as reported	$1.44	$1.49	$0.82
Basic—pro forma	$1.42	$1.44	$0.72

Diluted—as reported	$1.41	$1.48	$0.82
Diluted—pro forma	$1.39	$1.43	$0.72

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 4.2 percent for 2005, 5.1 percent for 2004 and 5.9 percent for 2003 grants; expected volatility of 31 percent for 2005 and 40 percent for 2004 and 2003; risk-free interest rates of 4.4 percent for 2005, 3.9 percent for 2004 and 3.8 percent for 2003; and expected lives of 6 years for 2005 and 8 years for 2004 and 2003.

On December 15, 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS 123 entitled SFAS No. 123(R), Share Based Payment. Under the revised standard the Company will be required to recognize compensation expense on any unvested portion of grants not previously accounted for under the fair-value-based method. On March 29, 2005, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment. SAB 107 was issued to provide guidance on SFAS 123(R) and its interaction with certain SEC rules and regulations and to provide the SEC staff views

Notes to the Consolidated Financial Statements—(Continued)

regarding valuation of share-based payment arrangements. On April 14, 2005, the SEC adopted a new rule through release number 33-8568, Amendment to Rule 4-01(a) of Regulation S-X regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment, to amend the effective date of SFAS 123(R) for registrants to fiscal years beginning after December 15, 2005. As such, the standard will be effective for the Company beginning in fiscal 2006. Upon adoption of the final standard, the Company expects to incur approximately $1.0 million of incremental expense in each of 2006 and 2007 related to the unvested portion of stock options accounted for under APB 25 if all options vest based on the passage of time. However, certain of the outstanding options contain a provision that accelerates vesting upon achievement of stock price appreciation targets. Achievement of these targets impact the timing and amount of incremental expense to be recognized.

In 2005, the SEC Staff offered its views on how companies should address non-substantive vesting conditions, such as retirement eligibility provisions, of share-based payment awards under FAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issue to Employees. Under FAS 123 and APB 25, it specifies that awards are vested when the employee’s retention of the award is no longer contingent on providing subsequent service. The SEC clarified this provision to specify that this would be the case for awards issued to employees who are or become retirement eligible during the vesting period when the award provides for accelerated vesting upon retirement. However, the prevalent accounting for this situation has been to recognize the compensation cost over the nominal vesting period (the vesting terms of the award). Companies that have been using this method were advised to continue doing so until adopting the provisions under FAS 123(R). Upon adoption of 123(R), any new grants going forward are to be recognized as compensation immediately if issued to individuals who are already retirement eligible, or vest over the period of time the individuals will become retirement eligible if it is prior to the nominal vesting period of the grant. The Company estimates the impact of using this vesting approach for its 2006 grants will be to accelerate recognition of approximately $1.5 million compensation expense in the initial year of adoption.

On August 31, 2005, the FASB issued FSP 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The guidance defers the requirements of FAS 123(R) that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to the recognition and measurement requirements of other applicable accounting standards when the rights conveyed by the instrument to the holder are no longer dependent upon the holder being an employee of the Company. A freestanding financial instrument originally issued as employee compensation would be subject to the recognition and measurement provisions of FAS 123(R) throughout the life of the instrument, unless its terms are modified after the time the rights conveyed by the instrument are no longer dependent on the holder being an employee. This FSP supersedes guidance in FSP EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation which was issued on May 31, 2005. The FSP is effective in conjunction with FAS 123(R) which is the first quarter of 2006. There will be no impact to the Company upon implementation of the guidance in FSP 123(R)-1.

On October 18, 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). Under FAS 123(R), there is a requirement that a mutual understanding of the key terms and conditions of a share-based payment award has been communicated before a grant can be deemed to have been made. This FSP clarifies that a mutual understanding of the key terms and conditions of the award can be presumed on the date the award is approved if (1) the award is a unilateral grant and the recipient does not have the ability to negotiate key terms and conditions of the award and (2) if the key terms and conditions are communicated to the individual recipients within a relatively short time period from the date of approval. The Company had no impact from the adoption of this standard.

Accounting for Exit or Disposal Activities. In fiscal 2003, the Company adopted SFAS No. 146, Accounting for Exit or Disposal Activities, which addresses significant issues regarding the recognition, measurement and

Notes to the Consolidated Financial Statements—(Continued)

reporting of costs that are associated with exit and disposal costs under EITF 94-3, Accounting for Restructuring Charges. This standard impacts the timing of recognition of any re-engineering or similar types of cost related to actions begun after adoption of this standard.

Accounting for Asset Retirement Obligations. In March 2005 the FASB issued FIN 47 Accounting for Conditional Asset Retirement Obligations, which was issued to clarify the term “conditional asset retirement obligation” as used in FASB No. 143 Accounting for Asset Retirement Obligations issued in June 2001. FAS 143 refers to a company’s legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. In the fourth quarter of 2005, the Company recognized a liability for the fair market value of conditional future obligations associated with environmental issues at its manufacturing facilities in Belgium and the United States that the Company will be required to remedy at some future date should these assets be retired. In the fourth quarter of 2005, the Company recognized $0.8 million of expense, net of $0.4 million of tax benefit, representing the cumulative effect of these conditional future obligations. The Company will perform an annual evaluation of its obligations regarding this matter and will be required to record depreciation and costs associated with accretion of the obligation. This is not expected to be material.

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

Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes on the Company’s statement of income. The Company records accruals for tax contingencies as a component of accrued liabilities on its balance sheet.

Notes to the Consolidated Financial Statements—(Continued)

Net Income Per Common Share. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options and restricted stock. Restricted stock is excluded from the basic per share calculation and is included in the diluted per share calculation when doing so would not be anti-dilutive. The common stock elements of the earnings per share computations are as follows (in millions):

(In millions)	2005	2004	2003
Weighted average number of shares used in the basic earnings per share computation	59.4	58.4	58.4

Differences in the computation of basic and diluted earnings per share:

Potential common stock included in diluted earnings per share	1.2	0.4	—

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	1.5	5.9	9.8

Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the fair value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in fair value is reported either in earnings or in other comprehensive income. Gains or losses that are reported in other comprehensive income eventually are recognized in earnings; with the timing of this recognition governed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company will on occasion enter into derivative agreements that it believes provide an economic benefit but do not qualify for hedge accounting under the preceding guidance. These derivatives are classified as speculative and all fair value changes are immediately recorded as a component of net income.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, forecasted purchase commitments and certain intercompany loan transactions. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders’ equity, as foreign currency translation adjustments. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction. Contracts hedging non-permanent intercompany transactions and identifiable foreign currency firm commitments are held to maturity. The Company has also previously utilized interest rate swap agreements to convert a portion of its fixed-rate U.S. dollar long-term debt to floating rate U.S. dollar debt. Changes in the fair value of the swaps resulting from changes in market interest rates were recorded as a component of net income which offset the changes in the related long-term debt. As part of its financing of its acquisition discussed in Note 2 to the consolidated financial statements, the Company has entered into a floating rate term loan agreement and utilizes interest rate swap agreements to convert a portion of this debt from floating-rate debt to fixed-rate debt. These agreements have been designated as cash flow hedges of the forecasted interest payments. Changes in the fair value of these swap agreements will be recorded as a

Notes to the Consolidated Financial Statements—(Continued)

component of interest expense in connection with the interest payments under the term loan and are expected to be highly effective. See Note 7 to the consolidated financial statements.

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

Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Reclassifications. Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

Note 2: Business Combination

On December 5, 2005, Tupperware acquired 100 percent of the net assets of the direct selling businesses of Sara Lee Corporation (collectively referred to as International Beauty). International Beauty sells a wide variety of consumable products, primary color cosmetics, skin care, fragrances and toiletries in about 20 countries in Latin America and Asia Pacific, Southern Africa and Europe under the brand names House of Fuller, Nutrimetics, NaturCare, Avroy Schlain, Nuvo Cosmeticos and Swissgarde through a sales force of approximately 900,000 independent consultants. This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by of expanding into beauty and personal care products. The results of operations for International Beauty are included in the Company’s Consolidated Statement of Income as of the date of acquisition.

The acquisition cost was $556 million in cash subject to finalization of certain adjustments in accordance with the Securities and Asset Purchase Agreement dated August 10, 2005. The acquisition and the retirement of the Company’s then existing $250 million in long term notes, was funded through cash on hand and a new $775 million secured 7-year term loan which carries an interest rate of LIBOR plus 150 basis points. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their respective fair values in accordance with SFAS 141, Business Combinations. Goodwill, none of which is deductible for tax purposes, and other intangibles recorded in connection with the acquisition totaled $253.7 and $263.0, respectively and are reported within the International Beauty segment. The goodwill amounts recognized in the acquisition result primarily from the acquisition of the assembled workforce, including a management team with a proven track record of success in direct selling as well as, field representatives in several significant markets. Of the $263.0 of acquired intangible assets, $197.4 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $62.0 million was assigned to sales force relationships and $3.6 million was assigned to product formulations which are being amortized over weighted average useful lives of 9 years and 3 year, respectively. Aggregate amortization expense associated with the above intangibles recorded in 2005 subsequent to the acquisition date was $1.8 million and the estimated annual amortization expense for each of the five succeeding years is $24.1 million, $12.9 million, $8.8 million, $5.5 million and $4.0 million, respectively.

Notes to the Consolidated Financial Statements—(Continued)

The Company is finalizing certain closing date adjustments with the seller as well as, the allocation of income tax adjustments. Therefore the allocation of the purchase price and the valuation of the assets and liabilities are subject to refinement. The Company also anticipates an adjustment to the goodwill balance recorded at December 31, 2005 as it executes re-engineering plans related to the elimination of duplicate functions. These adjustments are not expected to be material. The estimated fair values of assets acquired and liabilities assumed at the acquisition date are as follows.

(In millions)	At December 5, 2005
Current assets	$175.5
Property, plant and equipment	55.4
Other assets	12.9
Intangible assets	263.0
Goodwill	253.7

Total assets acquired	760.5

Total liabilities assumed	209.2

Net assets acquired	$551.3

The unaudited condensed pro forma consolidated statements of income for 2005 and 2004, assuming the acquisition of International Beauty as of the beginning of fiscal 2004 are as follows:

	For the Year Ended
(In millions except per share amounts)	December 31, 2005	December 25, 2004
Net sales	$1,724.4	$1,691.1

Operating income	159.3	155.0
Net income from continuing operations	94.1	90.3

Net income from continuing operations per common share
Basic	$1.58	$1.55
Diluted	$1.55	$1.54

These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Note 3: Re-engineering Costs

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows (in millions):

(In millions)	2005	2004	2003
Severance	$10.2	$2.5	$2.0
Asset impairment	6.5	4.5	4.8

Total re-engineering and impairment charges	$16.7	$7.0	$6.8

In 2005, the Company recorded $10.2 million of severance costs related primarily to actions taken to reduce headcount at the Company’s South Carolina, Orlando, Belgium, France, Portugal and Australian mold making

Notes to the Consolidated Financial Statements—(Continued)

operations. In total, approximately 350 positions were eliminated primarily in the United States. The shift of manufacturing capacity from the Company’s facility in South Carolina which accounts for inventory using the LIFO basis of valuation to other manufacturing facilities which use the FIFO method of valuation resulted in a net reduction in the Company’s LIFO reserve requirements of $5.6 million which is included as part of cost of products sold (See Note 4 to the consolidated financial statements). The asset impairment costs of $6.5 million are primarily associated with write downs at the Company’s United States facilities including the write down of certain warehousing and distribution facilities and equipment at the Company’s South Carolina facility and its former manufacturing facility in Halls, Tennessee. The current values are based on the assets’ fair market value as determined by market appraisals performed at year end.

In 2004 and 2003 the Company incurred severance costs related to the reduction in headcount of approximately 220 and 170, respectively associated with actions to reduce the sales and marketing function in the U.S. business due to a change in the Company’s sales force compensation plan, the rationalization of manufacturing operations in the Philippines and Japan, and downsizing of operations in North America, Brazil, Korea, New Zealand and Mexico. Asset impairment costs incurred were primarily the result of write-downs of the book value of certain machinery in the United States and Philippines manufacturing operations, the Company’s former manufacturing facility in Halls, Tennessee and the net investment in the Company’s operations in Argentina. Total impairment write-downs are based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows.

Pretax costs incurred in connection with the re-engineering program included above and in other income statement captions by category were as follows:

(In millions)	2005	2004	2003
Re-engineering and impairment charges	$16.7	$7.0	$6.8
Cost of products sold	(2.4)	—	—
Delivery, sales and administrative expense	—	—	0.1

Total pretax re-engineering costs	$14.3	$7.0	$6.9

In 2005, amounts included in cost of products sold included $3.2 million related to costs incurred to relocate production equipment to other of the Company’s manufacturing facilities and the $5.6 million net reduction in the LIFO reserve noted above.

In 2003, bad debt expense of $0.1 million related to re-engineering was included in delivery, sales and administrative expense.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of December 31, 2005, December 25, 2004 and December 27, 2003 were as follows:

(In millions)	2005	2004	2003
Beginning balance	$1.9	$4.4	$8.8
Provision	17.2	7.8	8.9
Accrual adjustments	(0.5)	(0.8)	(2.1)
Cash expenditures:
Severance	(9.3)	(4.2)	(6.0)
Other	(1.0)	(0.8)	(1.6)
Non-cash asset impairments	(6.6)	(4.5)	(4.8)
Translation impact	—	—	1.2

Ending Balance	$1.7	$1.9	$4.4

Notes to the Consolidated Financial Statements—(Continued)

The accrual adjustment in 2005 relates to the resolution of a litigation claim. The remaining accrual at December 2005 relates primarily to costs of eliminating positions as a result of re-engineering actions taken in 2005 and is expected to be largely paid out by the end of the second quarter of 2006.

In 2004 and 2003, the Company recorded adjustments to its beginning accrual balances of ($0.8) million and ($2.1) million, respectively, due primarily to lower severance costs than originally estimated in the prior years.

Note 4: Inventories

(In millions)	2005	2004
Finished goods	$161.4	$103.1
Work in process	18.5	18.9
Raw materials and supplies	55.2	41.0

Total inventories	$235.1	$163.0

During 2005 the Company engaged in efforts to lower inventory levels in advance of the capacity shift made under the its re-engineering initiative discussed in Note 3 to the consolidated financial statements. As a result, LIFO inventory was reduced in the first quarter of 2005 prior to the implementation of the capacity shift to a level requiring the reduction of the LIFO inventory reserve by $1.6 million.

Note 5: Property, Plant and Equipment

(In millions)	2005	2004
Land	$25.1	$20.7
Buildings and improvements	181.3	163.5
Molds	443.8	433.8
Production equipment	247.0	297.6
Distribution equipment	96.4	87.1
Computer/telecom equipment	69.0	60.2
Furniture and fixtures	24.3	22.6
Capitalized software	42.8	35.9
Construction in progress	20.2	9.8

Total property, plant and equipment	1,149.9	1,131.2
Less accumulated depreciation	(895.4)	(915.2)

Property, plant and equipment, net	$254.5	$216.0

Note 6: Accrued Liabilities

(In millions)	2005	2004
Income taxes payable	$108.2	$3.5
Compensation and employee benefits	58.3	45.2
Annual incentive plans	16.3	17.1
Advertising and promotion	31.2	27.2
Taxes other than income taxes	22.5	21.0
Other	111.4	84.5

Total accrued liabilities	$347.9	$198.5

Notes to the Consolidated Financial Statements—(Continued)

Income taxes payable at December 31, 2005 included $93.7 million withheld on behalf of and accrued for the benefit of Sara Lee Corporation in connection with the acquisition of International Beauty.

Note 7: Financing Arrangements

Debt

Debt consisted of the following:

(In millions)	2005	2004
Term loan facility due 2012	$745.0	$—
7.25% Notes due 2006	—	100.0
8.33% Mortgage Note due 2009	5.0	5.1
7.91% Notes due 2011	—	150.0
Short-term borrowings	0.4	0.2
Deferred gains on swap terminations	—	6.9
Fair value adjustment	—	(15.2)
Other	0.8	2.1

	751.2	249.1
Less current portion	(0.7)	(2.6)

Long-term debt	$750.5	$246.5

(Dollars in millions)	2005	2004
Total short-term borrowings at year-end	$0.4	$0.2
Weighted average interest rate at year-end	4.7%	3.0%
Average short-term borrowings during the year	$22.5	$41.2
Weighted average interest rate for the year	4.3%	2.5%
Maximum short-term borrowings during the year	$39.2	$91.8

The average borrowings and weighted average interest rates were determined using month-end borrowings and the interest rates applicable to them.

The mortgage note is a 10-year note amortized over a 22-year period with monthly payments of principal and interest of $47,988. The note is collateralized by certain real estate having a net book value of $6.7 million at December 31, 2005. A principal payment of $4.4 million is due to be paid June 1, 2009.

The Company entered into a credit agreement on December 5, 2005, in conjunction with closing its acquisition of International Beauty. The credit agreement provided for $775 million of term loans and a $200 million revolving credit facility that expires December 5, 2010 and replaced the Company’s then existing revolving credit facility of the same amount. Proceeds from the term loans were used, largely, to fund the acquisition of International Beauty, retire existing long-term notes and pay various acquisition fees and expenses. The Term Loan Facility is a floating rate debt instrument. Quarterly principal payments of $1.9 million each begin April 2, 2006; however, the agreement permits the Company to omit these payments if certain prepayments have been made during the previous four quarters. The Company made such a principal prepayment in December 2005, in the amount of $30 million and thus the first quarterly payment is now not due until April 1, 2007. A final principal payment of $700.4 million is due to be paid on December 5, 2012. The debt is secured by substantially all of the Company’s domestic assets and capital stock of its domestic subsidiaries plus a 65 percent stock pledge of its significant foreign subsidiaries.

Notes to the Consolidated Financial Statements—(Continued)

At December 31, 2005, the Company had $310.0 million of unused lines of credit, including $192 million under the committed, secured $200 million revolving line of credit and $118 million available under various uncommitted lines around the world. The Company satisfies most of its short term financing needs utilizing its committed, secured revolving line of credit. Interest paid on total debt in 2005, 2004, and 2003 was $48.9 million, $15.0 million and $15.8 million, respectively. The interest paid in 2005 includes “make whole” payments of $21.9 million relating to the early prepayment of the 7.91% Notes due 2011. It also includes the pre-funding of $6.0 million of interest due under the terms of the 7.25% Notes that had been due in 2006. Both the 2011 and 2006 Notes were retired in connection with the acquisition of International Beauty in December 2005.

The new debt agreement contains covenants of a similar nature to those under the previous agreement. While the new covenants are more restrictive than the previous covenants and could inhibit the Company’s ability to pay dividends or buy back stock, the Company believes it will be able to continue paying its current $0.22 per share quarterly dividend under the covenant requirements. The Company will provide detailed covenant calculations in its first quarter 2006 10-Q when the initial calculation is required under its credit agreement.

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2005 and December 25, 2004. The approximate fair value of the Company’s term loan debt was $745.0 million at December 31, 2005 since the entire issue consists of floating rate debt. The approximate fair value of the $100.0 million 7.25% notes maturing in 2006, determined through reference to market yields, was $104.7 million at December 25, 2004. This debt was discharged in December 2005. The approximate fair value of the $150.0 million 7.91% notes maturing in 2011, determined through reference to market yields, was $171.0 million at December 25, 2004. This debt was retired in December 2005. Included in long-term debt at December 25, 2004 was the $15.2 million fair value adjustment for changes in the fair value of the $150.0 million notes subsequent to the effective date of the interest rate swap agreements described below. The fair value of the remaining long-term debt approximated its book value at the end of 2005 and 2004.

Notes to the Consolidated Financial Statements—(Continued)

Derivative Financial Instruments

Following is a listing of the Company’s outstanding derivative financial instruments as of December 31, 2005 and December 25, 2004:

Forward Contracts	2005			2004
(Dollars in millions)	Buy	Sell	Weighted average contract rate of exchange	Buy	Sell	Weighted average contract rate of exchange
Euros	$348.8		0.8330	$265.0		0.7517
Mexican pesos	162.5		10.7268	62.2		11.5230
Australian dollars	28.2		1.3520	23.0		1.3273
Canadian dollars	19.5		1.1659	22.0		1.2335
South Korean won	14.9		1042.3463	16.2		1143.9248
Danish krona	10.7		6.2764	13.7		5.5937
Japanese yen	10.3		117.7774	31.0		105.1689
New Zealand dollars	10.1		1.4641	—		—
Singapore dollars	9.0		1.6939	8.5		1.6420
Swiss francs	7.0		1.3029	10.3		1.1450
South African rand	2.6		6.4825	—		—
Czech koruna	1.3		24.4143	1.3		25.0650
Philippine pesos	1.2		55.0571	—		—
Hong Kong dollar	1.0		7.8606
Euros		$345.9	.8322		$239.7	0.7557
Swiss francs		69.5	1.2927		25.8	1.1418
Mexican pesos		68.6	10.8769		26.9	11.4227
Australian dollars		51.9	1.3399		—	—
Japanese yen		44.3	117.9985		69.0	105.1221
New Zealand dollar		10.3	1.4130		—	—
Philippine pesos		9.4	54.6320		12.9	57.3401
Canadian dollars		4.7	1.1675		29.8	1.2332
South Korean won		2.5	1044.7918		7.1	1058.6073
Argentina pesos		2.0	3.0434		—	—
Croatian kuna					1.9	5.7150
Indian rupee					1.0	46.3000
Russian ruble					1.0	29.1920
Other currencies	2.0	1.2	Various	16.8	19.4	Various

	$629.1	$610.3		$470.0	$434.5

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument used for hedging is designated as either a fair value, cash flow or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts

Notes to the Consolidated Financial Statements—(Continued)

payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points. In December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The agreements call for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.81%. The swap agreements expire in 2009 through 2012. These agreements have been designated as cash flow hedges with interest payments designed to match the interest payments due on the term loans due 2012. The impact of these agreements will be recorded in interest expense.

On July 1, 2003, the Company entered into two swap agreements effective September 29, 2003 as a hedge of the fair value of its $150 million 7.91 percent debt due July 2011. Each swap agreement converted a portion of the borrowing from fixed to floating rate interest. The Company received premiums of approximately $0.8 million for both agreements. Changes in the fair value of the swaps resulting from changes in market interest rates were recorded as a component of net income along with the offsetting changes in the fair value of the related debt instrument to the extent that the hedge was effective. Ineffectiveness was insignificant in 2005, 2004 and 2003. The swap agreements both had original maturity dates of July 15, 2011 and notional amounts of $75 million each. Under the terms of the swaps, the Company received semi-annual interest payments coinciding with the interest payments on the underlying debt of 7.91% and paid a variable rate based on the 6 month LIBOR rate plus a spread of about 3.7 percentage points. The Company entered two similar agreements during the second quarter of 2003 which the counterparties cancelled prior to becoming effective, and the $0.6 million premiums received by the Company were deemed to be ineffective and were recognized as other income in that quarter. As part of its International Beauty acquisition, the Company terminated these swaps and generated a loss of $3.1 million which was originally deferred. Upon closing the acquisition and retirement of the debt, these deferred losses, along with the remaining previously deferred gains totaling $0.8 million were recorded as a component of interest expense.

Effective July 30, 2002, the Company terminated two interest rate swap agreements having notional amounts of $50 million and $75 million and generating gains of approximately $1.7 million and $3.3 million, respectively. These gains were capitalized as a component of debt and were being recognized as a reduction of net interest expense. Additionally, in the fourth quarter of 2001, the Company terminated a swap agreement having a notional amount of $75 million and generating a net gain of $5.4 million. This gain was capitalized as a component of debt and was being recognized as a reduction of net interest expense over the remaining life of the debt. This debt was retired in connection with the acquisition of International Beauty in December 2005 and the deferred gains on the previously terminated swaps were recognized as a component of interest expense in 2005.

The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the years 2005, 2004 and 2003 was immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate. This agreement converts the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of December 31, 2005, the cumulative loss was approximately $0.4 million. A net gain (loss) of $0.4 million, $(0.1) million and $0.3 million was recorded in net interest expense for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company

Notes to the Consolidated Financial Statements—(Continued)

generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the year in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. Most of the balance at the end of 2003 was recorded as a component of cost of sales in 2004. In 2003, $15.8 million was recorded in foreign exchange loss as a component of other expense. As of December 31, 2005, December 25, 2004 and December 27, 2003, the balance in other comprehensive loss was a $0.8 million, $0.5 million and $0.7 million loss net of tax, respectively. The change in the balance in other comprehensive loss was a net (loss) gain of $(0.3) million, $0.2 million and $4.2 million during the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively. The ineffective portion in other expense was immaterial.

The Company had intended to refinance its $100 million notes that were due in 2006. To protect itself from the risk of higher interest rates, in 2005, the Company entered into an agreement to lock in a fixed treasury rate of approximately 4.70 percent, as compared with a current market rate of approximately 4.35 percent that was to provide the base interest for the debt originally expected to be issued in the refinancing. This derivative had been designated as a cash flow hedge and was recorded at its fair value on a quarterly basis. Pending the expected issuance of the new debt, any gains or losses, to the extent they represented an effective hedge, were recorded as a component of other comprehensive income. In the third quarter 2005, in anticipation of its International Beauty acquisition, when it was no longer probable that the refinancing of this debt would occur, the Company terminated these agreements and recorded a loss of $3.1 million as a component of interest expense.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts and options to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the years 2005, 2004 and 2003, the Company recorded pretax net gains/(losses) associated with these hedges of $26.4 million, $(23.6) million and $(11.0) million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

The Company’s derivative financial instruments at December 31, 2005 and December 25, 2004 consisted solely of the financial instruments summarized above. All of the contracts, with the exception of the interest rate swaps, mature within 18 months. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature as well as cross currency external payables and receivables, or forecast purchase commitments.

The Company’s theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company also is exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be substantially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued loss was $0.2 million, $0.6 million and $4.4 at December 31, 2005, December 25, 2004 and December 27, 2003, respectively, and was recorded either in accrued liabilities or other assets depending upon the net position of the individual contracts. While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity and other forward contracts. The notional amounts listed in the table above change based upon the Company’s outstanding exposure to fair value fluctuations.

Notes to the Consolidated Financial Statements—(Continued)

In January 2005, in order to hedge against the impact of a strengthening U.S. dollar, the Company entered into ten euro option agreements. Eight of the options were to hedge a portion of its net equity investments denominated in euros, and the other two were deemed speculative because they did not meet the requirements for hedge accounting. The options’ strike prices were approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options was to protect the value of the Company’s euro net equity and cash flows with a floor of 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expiration dates at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro, with one of the options with a notional value of 6.3 million euro having an expiration date of September 2005 and the other with a notional value of 14.2 million euro having an expiration date of October 2005. When the exchange rate was above the strike price of the option immediately prior to their expiration, the Company allowed the option to expire unexercised. Conversely, when the U.S. dollar was at a rate below 1.256 U.S. dollars to the euro immediately prior to the expiration of the option contracts, they were exercised. At the end of each quarter, the Company revalued the open options and recorded any change in fair value as a component of other comprehensive income for equity hedge options and as a component of other income or expense for the speculative options. For the year ended December 31, 2005, the Company exercised 6 options with an aggregate notional amount of 45.5 million euros and allowed 4 with an aggregate notional amount of 24.4 million euros to expire unexercised. The Company recorded a net pretax gain of $1.0 million associated with the settlement of these options and had a pretax gain of $1.7 million associated with exercised hedge options that was recorded in equity. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. The Company recorded a net pretax loss of $1.1 million and $1.7 million in 2005 and 2004, respectively for the cost of the options.

Note 8: Investments

In 2002, the Company began a program to hedge, for the following twelve months, certain foreign cash flows generated in euro, Japanese yen, Korean won and Mexican peso. In this program, the Company utilized forward contracts coupled with high-grade U.S. dollar denominated securities. The securities purchased were classified as available-for-sale with gains or losses on these securities recorded as a component of other comprehensive loss until maturity or sale, at which time any accumulated gains or losses were recorded as a component of net income. The forward contracts were considered cash flow hedges as discussed in Note 7 to the consolidated financial statements and gains or losses were recorded as a component of other comprehensive income until the securities were sold. These investment securities had maturities of less than three months and were recorded as a cash equivalent. At December 31, 2005, December 25, 2004 and December 27, 2003, the Company had no such investments outstanding. During 2003, the Company sold available-for-sale securities and generated $105.5 million of proceeds and recorded in other expense realized losses of $16.1 million based upon specific identification. No such amounts were incurred in 2005 or 2004. As the cost of the program increased, the Company determined that its cost exceeded its benefit and no new contracts for the other currencies were entered with maturities subsequent to December 27, 2003.

On September 30, 2004, the FASB issued FSP 03-1-1 that delays the effective date for the measurement and recognition guidance included in paragraphs 10 - 20 of Emerging Issues Task Force (EITF) Issue 03-1, Meaning of Other-than-temporary Impairment and its Application to Certain Investments” Disclosures required by paragraphs 21 and 22 of 03-1 are not deferred. The EITF is applicable for debt and equity securities that are within the scope of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FAS 124 Accounting for Certain Investments Held by Not-for-profit Organizations. It is also applicable to equity securities that are not accounted for under FAS 115 and not accounted for under the equity method. The EITF provides a methodology for evaluating whether an impairment is other than temporary and would therefore require a write down of the investment to clarify existing guidance. The Company does not maintain any investments to which

Notes to the Consolidated Financial Statements—(Continued)

either the EITF or the FSP apply and as such neither has any immediate impact. Should the Company acquire such securities at a future date; the guidance would be applicable and be considered in making impairment determinations.

Note 9: Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned approximately $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans have annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans are outstanding, are applied toward interest due. Each of the loans has scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. During 2005, eighteen participants surrendered 254,441 shares at current market prices to satisfy loans totaling $5.6 million. In addition, four participants made cash payments to satisfy loan payment obligations totaling $0.6 million. During 2004, two participants left the Company and sold, at the current market price, 36,882 shares to the Company to satisfy loans totaling $0.7 million. Also during 2004, a participant left the Company and made a $0.7 million cash payment to satisfy the loan obligation and another participant elected to make a voluntary advance loan payment of $0.6 million. During 2003, one participant left the Company and surrendered, at current market price, 30,100 shares to the Company to satisfy loans totaling $0.6 million with the balance of approximately $0.1 million satisfied with a cash payment from the participant. Under the terms of the MSPP, if the Company’s stock price per share is below the market issue price at the scheduled principal repayment dates, the Company will make cash bonus payments equal to the amount the value of the stock is below its purchase price, up to 25 percent of the outstanding principal on the loan then due. For each share purchased, an option on two shares was granted under the 2000 Incentive Plan. See Note 13 to the consolidated financial statements. The loans have been recorded as subscriptions receivable and are secured by the shares purchased. Principal amounts are due as follows: $1.3 million in 2006; $0.2 million in 2007; $3.4 million in 2008 and $0.4 million in 2009. No further loans or sales of stock are being made under this Plan.

In 2005, the Company returned to income $0.8 million of a provision recorded since the adoption of the MSPP for the potential cash bonus payments described above associated with principal amounts due in 2005. The potential bonus amount was forfeited based upon settlement of loan amounts on dates other than scheduled repayment dates. The Company will continue to accrue for the cost of potential cash bonus payments due under to the terms of the MSPP for subsequent periods.

On November 30, 1998, the Company made a non-recourse, non-interest bearing loan of $7.7 million (the loan) to its chairman and chief executive officer (chairman), the proceeds of which were used by the chairman to buy in the open market 400,000 shares of the Company’s common stock (the shares) at an average price of $19.12 per share. The shares are pledged to secure the repayment of the loan. The loan has been recorded as a subscription receivable and is due November 12, 2006, with voluntary prepayments permitted commencing November 12, 2002. Ten percent of any annual incentive plan cash bonus award to the chairman is being applied against the balance of the loan. As the loan is reduced by voluntary payments after November 12, 2002, the lien against the shares will be reduced. The subscription receivable is reduced as payments are received. In late 2000, the loan and related agreements were assigned to a subsidiary of the Company. The outstanding loan balance was $7.3 and $7.4 million at December 31, 2005 and December 25, 2004, respectively.

Notes to the Consolidated Financial Statements—(Continued)

Note 10: Accumulated Other Comprehensive Loss

(In millions)	2005	2004
Foreign currency translation adjustments	(203.1)	(169.2)
Net equity hedge gain (loss)	14.4	(2.5)
Minimum pension liability	(10.6)	(5.6)
Deferred loss on cash flow hedges	(0.8)	(0.5)

Total	(200.1)	(177.8)

In 2004, a $3.2 million foreign currency translation adjustment was reclassified as a loss to net income as a result of the Company’s liquidation of a foreign finance subsidiary. See Note 7 to the consolidated financial statements for reclassifications to net income related to cash flow hedges.

Note 11: Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2005	2004	2003
Domestic	$(19.9)	$2.3	$(29.0)
Foreign	84.4	99.7	85.6

Total	$64.5	$102.0	$56.6

The (benefit) provision for income taxes was as follows:

(In millions)	2005	2004	2003
Current:
Federal	$(36.0)	$8.4	$(4.0)
Foreign	19.4	19.1	37.6
State	0.0	1.5	0.6

	(16.6)	29.0	34.2

Deferred:
Federal	(2.1)	(20.9)	(10.6)
Foreign	(2.4)	8.7	(13.7)
State	0.2	(1.7)	(1.2)

	(4.3)	(13.9)	(25.5)

Total	$(20.9)	$15.1	$8.7

Notes to the Consolidated Financial Statements—(Continued)

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate was as follows:

(In millions)	2005	2004	2003
Amount computed using statutory rate	$22.6	$35.7	$19.8
(Reduction) increase in taxes resulting from:
Net benefit from repatriating foreign earnings	(0.6)	(1.4)	(6.4)
Foreign income taxes	(7.4)	(12.7)	(7.5)
Change in valuation allowance for deferred tax assets	(5.1)	(1.8)	1.5
Foreign and domestic tax audit adjustments	(27.1)	(2.1)	—
Other	(3.3)	(2.6)	1.3

Total	$(20.9)	$15.1	$8.7

In 2005, 2004 and 2003, the Company recognized $2.0 million, $0.2 million and less than $0.1 million, respectively, of benefits for deductions associated with the exercise of employee stock options. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

Net deferred tax liabilities are included in other long-term liabilities on the Company’s balance sheet. Deferred tax (liabilities) assets are composed of the following:

(In millions)	2005	2004
Purchased Intangibles	$(71.3)	$—
Depreciation	—	(0.7)
Other	(2.0)	(3.3)

Gross deferred tax liabilities	(73.3)	(4.0)

Credit and net operating loss carry forwards	157.7	105.5
Fixed assets basis differences	30.0	32.6
Employee benefits accruals	19.8	16.0
Postretirement benefits	15.7	15.5
Inventory	14.0	18.8
Accounts receivable	11.3	9.7
Depreciation	1.3	—
Other accruals	39.5	39.1

Gross deferred tax assets	289.3	237.2

Valuation allowances	(39.8)	(23.1)

Net deferred tax assets	$176.2	$210.1

At December 31, 2005, the Company had domestic federal and state net operating loss carry forwards of $25.4 million, separate state net operating loss carry forwards of $54.2 million, and foreign net operating loss carry forwards of $304.7 million. Of the total foreign and domestic net operating loss carry forwards, $259.5 million expire at various dates from 2006 to 2025, while the remainder have unlimited lives. During 2005, the Company realized net cash benefits of $6.8 million related to foreign net operating loss carry forwards. At December 31, 2005, the Company had estimated foreign tax credit carry forwards of $36.6 million, most of which expire in 2013 and 2014 if not utilized. At December 31, 2005 and December 25, 2004, the Company had valuation allowances against certain deferred tax assets totaling $39.8 and $23.1 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management’s best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future

Notes to the Consolidated Financial Statements—(Continued)

material changes in the valuation allowance are possible. The Company (received tax refunds) paid income taxes, net, in 2005, 2004 and 2003 of $(34.7), $45.8 million and $35.7 million, respectively. Included in the 2005 amount is a fourth quarter collection of $46 million related to a settlement of pre-June 1996 income taxes with the Company’s former parent company, as well as a $10 million refund from the United States Internal Revenue Service in settlement of audits for the period 1996 to 2001. The Company has foreign subsidiaries which receive tax holidays that will expire in 2007 if not renewed or extended. There are various factors which may impact the amount of the annual benefit derived from the tax holiday. The net benefit of the tax holidays in 2005 was approximately $4.0 million.

On December 21, 2004, the FASB issued two FSPs which address issues related to recently enacted tax legislation. FSP 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004, clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act should be accounted for as a special deduction as opposed to a rate reduction. The benefit of this provision is insignificant.

FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, provides accounting and disclosure guidance for the special one-time dividends received deduction allowed by the act on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company elected not avail itself of this deduction.

The Company has $360.2 million of undistributed earnings of international subsidiaries. The Company has not provided for U.S. deferred income taxes on these undistributed earnings because of its intention to permanently reinvest these earnings.

Note 12: Retirement Benefit Plans

Pension Plans. The Company has various defined benefit pension plans covering substantially all domestic employees, except those employed by BeautiControl, and certain employees in other countries. In addition to providing pension benefits, the Company provides certain postretirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Most employees and retirees outside the United States are covered by government healthcare programs. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company and satisfy certain years of service requirements. The medical plans are contributory for post-1994 retirees, with retiree contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides new prescription drug benefits under Medicare as well as providing for a federal subsidy to be paid to plans that are at least actuarially equivalent to Medicare in their prescription drug plans. In accordance with the provisions of FASB Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company elected to defer including the impact of the act in its accumulated benefit obligation or net periodic postretirement benefit cost during 2003. In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and was effective for the third quarter of 2004. The Company has elected prospective adoption of the FSP guidance and has remeasured the accumulated benefit obligation of its United States postretirement benefit plan as of July 1, 2004. As part of the remeasurement, the assumptions were reviewed and the discount rate was changed from 6.0% to 6.25% in calculating the obligation. The impact of the subsidy reduced the accumulated postretirement benefit obligation by $7.7 million to $57.2 million at the remeasurement date. The effect of the subsidy on the net periodic postretirement benefit cost for 2004 was to reduce the interest cost by $0.2 million and the amortization of the actuarial loss by $0.2 million.

Notes to the Consolidated Financial Statements—(Continued)

On December 23, 2003, the Board released a revised SFAS 132R, Employer’s Disclosure about Pensions and Other Postretirement Benefits. The additional disclosure required by the revised standard is included below. Disclosure related to estimated future benefit payments and disclosure of information about foreign plans was effective for fiscal years ending after June 15, 2004 and has also been included below.

Effective June 30, 2005, the Company froze the benefits to participants under its U.S. defined benefit pension plans. This action necessitated a remeasurement of its accumulated benefit obligation under the plans and resulted in a pretax decrease of $5.1 million ($3.3 million after tax). As part of its remeasurement, the Company decreased its discount rate assumptions from 5.75 percent to 5.0 percent. Other assumptions remained consistent with those previously used. The Company also recorded an immaterial curtailment loss in the second quarter of 2005 related to this action. In conjunction with the benefit freeze, the Company increased its basic contribution related to one of its domestic defined contribution plans from 3.0 percent of eligible employee compensation up to the Social Security Wage Base to 5.0 percent.

The Company uses a December measurement date for the majority of its plans. The plans of International Beauty are included below as of December 31, 2005. The funded status of all of the Company’s plans was as follows:

	U.S. plans				Foreign plans Pension benefits
	Pension benefits		Postretirement benefits
(In millions)	2005	2004	2005	2004	2005	2004
Change in benefit obligations:
Beginning balance	$48.5	$40.3	$64.5	$64.5	$74.8	$61.0
Service cost	1.4	2.3	0.9	0.8	2.7	2.7
Interest cost	2.5	2.5	3.8	3.6	3.0	2.9
Actuarial loss	3.5	6.7	5.7	0.1	6.5	9.0
Benefits paid	(0.8)	(3.3)	(5.6)	(4.5)	(3.3)	(4.8)
Impact of exchange rates	—	—	—	—	(7.9)	4.0
Amendments	(5.1)	—	—	—	—	—
Settlements	(4.7)	—	—	—	—	—
Acquisition	—	—	—	—	24.5	—

Ending balance	$45.3	$48.5	$69.3	$64.5	$100.3	$74.8

Change in plan assets at fair value:
Beginning balance	$24.9	$25.3	$—	$—	$28.6	$23.4
Actual return on plan assets	1.6	2.6	—	—	4.9	3.3
Company contributions	7.5	0.6	5.6	5.3	4.4	5.0
Plan participant contributions	—	—	—	—	0.3	0.2
Benefits and expenses paid	(1.1)	(3.6)	(5.6)	(5.3)	(3.3)	(4.8)
Impact of exchange rates	—	—	—	—	(3.0)	1.5
Settlements	(4.6)	—	—	—	—	—
Acquisition	—	—	—	—	3.5	—

Ending balance	$28.3	$24.9	$—	$—	$35.4	$28.6

Funded status of the plan	$(17.0)	$(23.6)	$(69.3)	$(64.5)	$(64.9)	$(46.2)
Unrecognized actuarial loss	10.3	12.6	29.4	25.1	12.7	1.6
Unrecognized prior service cost/(benefit)	1.2	1.5	(0.8)	(0.9)	0.5	—
Unrecognized net transaction liability	—	—	—	—	0.8	0.1

Accrued benefit cost	$(5.5)	$(9.5)	$(40.7)	$(40.3)	$(50.9)	$(44.5)

Weighted average assumptions:
Discount rate	5.5%	5.8%	5.5%	5.8%	5.0%	4.5%
Return on plan assets	8.5	8.5	n/a	n/a	4.2	5.1
Salary growth rate	4.8	4.8	n/a	n/a	3.2	2.9

Notes to the Consolidated Financial Statements—(Continued)

The accumulated benefit obligation for all defined benefit pension plans at December 31, 2005 and December 25, 2004 was $127.9 million and $106.7 million, respectively. At December 31, 2005 and December 25, 2004, the accumulated benefit obligations of certain pension plans exceeded those plans’ assets. For those plans, the accumulated benefit obligations were $107.3 million and $93.0 million, and the fair value of their assets were $42.5 million and $38.2 million as of December 31, 2005 and December 25, 2004, respectively. The accrued benefit cost for the pension plans is reported in other liabilities.

The costs associated with the International Beauty plans included below are as of the acquisition date. The costs associated with all of the Company’s plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost:
Service cost and expenses	$5.7	$5.0	$4.3	$0.9	$0.8	$0.8
Interest cost	6.5	5.5	4.9	3.8	3.6	3.9
Expected return on plan assets	(1.0)	(2.6)	(1.9)	—	1.0	0.9
Recognized net actuarial loss	0.6	—	—	1.5	—	—
Net deferral	(1.5)	(1.1)	(1.5)	(0.1)	(0.1)	(0.1)

Net periodic benefit cost	$10.3	$6.8	$5.8	$6.1	$5.3	$5.5

Weighted average assumptions: U.S. plans
Discount rate	5.4%	6.0%	6.8%	5.8%	6.0%	6.8%
Return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a
Salary growth rate	4.8	4.8	4.5	n/a	n/a	n/a
Foreign plans
Discount rate	4.5%	4.5%	4.5%	n/a	n/a	n/a
Return on plan assets	3.9	5.1	5.0	n/a	n/a	n/a
Salary growth rate	3.0	2.9	2.8	n/a	n/a	n/a

The overall long-term rates of return on assets for the U.S. pension plans were chosen from the range of likely results of compound average annual returns over a 20-year time horizon. The range was calculated by modeling a probable rate-of-return based on historical data for the period 1926-2002 for stocks, bonds and cash and was applied to the Company’s current target asset mix for the plan. The long-term rate-of-return for foreign pension plans was also selected from probable returns based on historical data as calculated by the actuaries as well as comparisons to trends in other companies.

The Company utilizes a published rating index of a portfolio of high quality, fixed-income debt instruments as a benchmark for the discount rates used to determine the benefit obligations of its plans. For the U.S. plans, the discount rate was based on the rate of return for a portfolio of Moody’s AA rated high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plans. The weighted average discount rate for the U.S. and Foreign plans for fiscal 2005 were 5.5% and 5.0%, respectively and 5.8% and 4.5%, respectively for fiscal 2004.

The assumed healthcare cost trend rate for 2005 was 10.0 percent for both post-65 participants and pre-65 participants, decreasing to 5.0 percent in 2010. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

(In millions)	One percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$0.5	$(0.4)
Effect on post-retirement benefit obligation	5.9	(5.3)

Notes to the Consolidated Financial Statements—(Continued)

The Company’s weighted-average asset allocations at December by asset category were as follows:

Asset Category	2005		2004
	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	62%	61%	63%	62%
Debt securities	37	19	37	20
Cash and money market investments	1	20	—	18

Total	100%	100%	100%	100%

The Company’s specific return objective on its U.S. pension plan is to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The Company has adopted the following asset class allocations for its U.S. pension plan: 62 percent in equity securities (32 percent large U.S. stocks, 20 percent small U.S. stocks, and 10 percent international stocks) and 38 percent fixed income securities (37 percent bonds and 1 percent U.S. cash equivalents). At each quarter end, the asset classes may be rebalanced to obtain the target asset mix if the percentages fall outside of acceptable range variances. The investment policy is reviewed from time to time to ensure consistency with the long-term objective of funding at least 90 percent of the plan’s current liability. Options, derivatives, forwards, futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. Transactions that would jeopardize the tax-exempt status of the plan are not allowed. Lending of securities may be permitted in cases in which an appropriate gain can be realized. The Company does not invest in any of its own stock; however, this restriction does not prevent investment in insurance company accounts, other commingled or mutual funds, or any index funds which may hold securities of the Company. Additional guidelines for investment managers selected by the Company to manage equity securities prohibit the securities of one company or affiliated group, other than U.S. government securities, to exceed 10 percent of the portfolio and that no more than 20 percent of a separately managed portfolio be invested in any one industry, unless that industry represents greater than 20 percent of the benchmark market index. International equity investments shall be diversified by country and by industry and primarily includes securities listed on significant exchanges. Equity portfolios may include a small portion of convertible bonds and preferred stock but these securities do not substitute as bonds within the portfolios. Investment managers selected by the Company to manage the fixed income investments are also prohibited from holding more than 10 percent in any one company or affiliated group of companies, other than U.S. government securities, and from holding more than 20 percent of investments in any one industry. In addition, no more than 20 percent of the fixed income portfolio may be invested in foreign securities and no more than 20 percent of the portfolio may be invested in below investment grade securities.

The Company’s return objective for its foreign plans is to achieve a return generally in line with that which would be earned by a portfolio invested in the mix indicated in the table above. To achieve this return, the foreign plans weighted average target allocations for its investments are 60 percent equity securities, 22 percent fixed income securities and 18 percent cash and money market investments.

The Company expects to contribute $5.3 million to its U.S. and foreign pension plans and $4.7 million to its other U.S. postretirement benefit plan in 2006.

The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $4.1 million in 2005, $2.3 million in 2004 and $4.6 million in 2003.

Notes to the Consolidated Financial Statements—(Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company’s foreign and U.S. plans. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 discussed above, the Company expects subsidy receipts from 2006 through 2015 related to these prescription drug benefits as shown below.

	Payments
$ millions	Pension benefits	Postretirement benefits	Subsidy Receipts
2006	$5.3	$5.3	$0.6
2007	6.0	5.5	0.6
2008	6.3	5.7	0.6
2009	7.2	5.8	0.7
2010	6.9	5.9	0.7
Years 2011-2015	45.8	30.3	3.6

Note 13: Incentive Compensation Plans

Incentive Plans. Certain officers and other key employees of the Company participate in the Tupperware Brands Corporation 2002, 2000 and 1996 Incentive Plans (the Incentive Plans). Annual performance awards and awards of options to purchase Tupperware shares and of restricted stock are made under the Incentive Plans. For the 2002 Incentive Plan, the total number of shares authorized for grant was 2,850,000 of which 200,000 shares may be used for restricted stock awards. For the 2000 Incentive Plan, the total number of shares authorized for grant was 4,000,000 of which 200,000 shares may be used for restricted stock awards. For the 1996 Incentive Plan, the total number of shares authorized for grant was 7,600,000 of which 300,000 shares may be used for restricted stock awards. As of December 31, 2005, shares available for grant under the Incentive Plans totaled 1,765,414, of which 22,844 could be granted in the form of restricted stock.

Other than the 157,118 options exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding options granted in 2005, 2004 and 2003 vest in one-third increments on the anniversary of the grant date in each of the following three years. Options granted under the MSPP vest seven years after the date of grant; however, vesting may be accelerated beginning three years after the grant date if certain stock appreciation goals are attained. At December 31, 2005, there are options to acquire 1,843,000 shares of the Company’s common stock outstanding that were granted under the MSPP of which 535,718 are vested. The remainder of the options will vest on or before November 2008. Outstanding restricted shares have initial vesting periods ranging from 1 to 3 years. All outstanding options have exercise periods that are 10 years from the date of grant. Outstanding restricted shares have initial vesting periods ranging from 1 to 3 years.

In September 2005, under the terms of the 2002 Incentive Plan, the Company issued a restricted stock grant for 100,000 shares of the Company’s common stock to its Chairman and Chief Executive Officer in connection with a retention program. The shares will vest on January 1, 2011. The Company will recognize the fair market value of the grant as compensation expense over its vesting period. The compensation expense associated with the grant was $0.1 million in 2005.

Director Plan. Under the Tupperware Brands Corporation Director Stock Plan (Director Plan), non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, beginning in fiscal 2002 each non-employee director on the date of the Company’s annual meeting of shareholders receives an automatic annual grant of a stock option. This option entitles the director to purchase four thousand shares of the

Notes to the Consolidated Financial Statements—(Continued)

Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date of the grant in order to compensate the directors at a competitive level with directors of comparable companies. This option may be exercised immediately and for a ten-year period from the date of grant. The number of shares authorized for grant under the Director Plan and the number of shares available for grant as of December 31, 2005, were 600,000 and 309,110, respectively.

Earned cash performance awards of $9.3 million, $12.2 million and $7.6 million were included in the consolidated statement of income for 2005, 2004 and 2003, respectively.

Stock option and restricted stock activity for 2005, 2004 and 2003 for all of the Company’s Incentive Plans including the Director Plan are summarized in the following tables.

Stock options	Shares subject to option	Weighted average option price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 28, 2002	10,719,360	20.32	4,324,480	23.72
Granted	682,300	14.61
Expired	(457,595)	22.22
Forfeited	(336,160)	19.05
Exercised	(66,528)	13.31

Balance at December 27, 2003	10,541,377	19.87	6,087,914	21.70
Granted	588,100	18.16
Expired	(295,217)	26.53
Forfeited	(88,178)	16.18
Exercised	(252,092)	16.43

Balance at December 25, 2004	10,493,990	19.61	7,572,413	20.78

Granted	727,800	23.41
Expired	(528,547)	26.57
Forfeited	(60,257)	16.78
Exercised	(1,641,785)	18.33

Balance at December 31, 2005	8,991,201	19.76	6,770,383	20.10

Restricted stock	Shares outstanding	Shares available for issuance
Balance at December 28, 2002	19,000	370,344
Shares transferred from stock option pool	—	84,500
Awarded	108,000	(108,000)
Vested	(5,000)	—

Balance at December 27, 2003	122,000	346,844
Awarded	112,000	(112,000)
Vested	(9,000)	—

Balance at December 25, 2004	225,000	234,844
Awarded	220,000	(220,000)
Vested	(5,000)	—
Forfeited	(8,000)	8,000

Balance at December 31, 2005	432,000	22,844

Notes to the Consolidated Financial Statements—(Continued)

Stock Options Outstanding As of December 31, 2005	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life	Average exercise price	Shares	Average exercise price
$ 7.26 - $12.08	55,850	4.3	$9.75	55,850	$9.75
$13.31 - $16.23	2,772,514	5.6	$15.76	1,655,056	$15.78
$17.53 - $21.25	4,500,251	4.6	$27.13	4,116,291	$19.25
$21.71 - $42.50	1,662,586	6.0	$18.09	943,186	$32.02

	8,991,201	5.0	$21.84	6,770,383	$20.10

Beginning with options granted in 2003, the Company has used the fair-value-based method of accounting for stock-based compensation. The estimated weighted average fair value of 2005 grants was $5.44 per share under option. See Note 1 to the consolidated financial statements for pro forma presentation had fair value estimates been used to record compensation expense in the consolidated statements of income for the earlier years’ grants. Compensation expense associated with restricted stock grants is equal to the fair market value of the shares on the date of grant and is recognized ratably over the required holding period. Compensation expense associated with restricted stock grants was $1.4 million, $0.6 million and $0.1 million in 2005, 2004 and 2003, respectively.

Note 14: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into four geographic segments, (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific, and (3) beauty and personal care products mainly in Latin America and Asia Pacific under the brand names House of Fuller, Nutrimetics, NaturCare, Avroy Schlain and Nuvo Cosmeticos. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. International BeautiControl operations are reported in the applicable geographic segment. Worldwide sales of BeautiControl brand products totaled $161.3 million, $128.9 million and $99.9 million in 2005, 2004 and 2003, respectively. International Beauty operations are included from the date of acquisition.

Notes to the Consolidated Financial Statements—(Continued)

The Company reports Tupperware United States and Canada as a North America business segment.

(In millions)	2005	2004	2003
Net sales:
Europe	$600.3	$597.0	$546.0
Asia Pacific	214.5	208.6	222.5
Latin America	121.3	105.5	102.6
North America	158.6	195.0	230.2
BeautiControl North America	146.7	118.2	92.7
International Beauty	37.9

Total net sales	$1,279.3	$1,224.3	$1,194.0

Segment profit (loss):
Europe	$116.4	$133.4	$110.0
Asia Pacific	20.0	20.8	17.6
Latin America	10.9	10.4	3.1
North America	(10.4)	(31.0)	(22.4)
BeautiControl North America	14.0	8.0	5.1
International Beauty	0.9	—	—

Total segment profit	151.8	141.6	113.4
Unallocated expenses (a)	(28.3)	(32.7)	(40.5)
Other income (a), (b), (c)	4.0	13.1	4.3
Re-engineering and impairment charges (b)	(16.7)	(7.0)	(6.8)
Interest expense, net	(45.1)	(13.0)	(13.8)

Income before income taxes	$65.7	$102.0	$56.6

Depreciation and amortization:
Europe	$20.4	$21.4	$21.0
Asia Pacific	8.8	7.7	7.4
Latin America	5.7	5.8	7.6
North America	10.5	12.5	11.6
BeautiControl North America	1.5	1.3	1.3
International Beauty	2.2	—	—
Corporate	1.7	2.1	3.7

Total depreciation and amortization	$50.8	$50.8	$52.6

Capital expenditures:
Europe	$19.5	$19.6	$18.2
Asia Pacific	8.7	7.9	5.9
Latin America	6.9	3.1	2.9
North America	2.7	7.1	9.0
BeautiControl North America	2.1	1.9	1.2
International Beauty	4.7	—	—
Corporate	7.4	4.0	2.8

Total capital expenditures	$52.0	$43.6	$40.0

Identifiable assets:
Europe	$254.7	$293.4	$282.8
Asia Pacific	130.1	133.9	125.5
Latin America	110.7	95.2	102.3
North America	126.8	137.9	150.0
BeautiControl North America	72.3	67.1	66.5
International Beauty	697.7	—	—
Corporate	347.9	255.7	188.8

Total identifiable assets	$1,740.2	$983.2	$915.9

Notes to the Consolidated Financial Statements—(Continued)

a.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2005, 2004 and 2003, pretax gains from these sales were $4.0 million, $11.6 million and $3.7 million, respectively, and were recorded in other income in the table above. Internal costs for management incentives directly related to these sales were $0.1 million, $0.3 million and $0.2 million in 2005, 2004 and 2003, and were recorded in unallocated expenses.
b.	The re-engineering and impairment charges line provides for severance and other exit costs. Total after-tax impact of these costs was $10.5 million, $4.3 million and $3.1 million in 2005, 2004 and 2003, respectively. See Note 3 to the consolidated financial statements.
c.	During 2004, the Company recorded a pretax gain of $1.5 million as a result of an insurance recovery from hurricane damage suffered at the Company’s headquarters location in Orlando, Florida. This gain is included in other income in the table above.

Sales and segment profit in the preceding table are from transactions with customers. Inter-segment transfers of inventory are accounted for at cost. Sales generated by product line are not captured in the financial statements and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Export sales were insignificant. Sales to customers in Germany were $231.0 million, $252.6 million and $233.7 million in 2005, 2004 and 2003, respectively. There was no other foreign country in which sales were material to the Company’s total sales. Sales of Tupperware and BeautiControl products to customers in the United States were $287.6 million, $296.6 million and $306.7 million in 2005, 2004 and 2003, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash, buildings and assets maintained for general corporate purposes. As of the end of 2005, 2004 and 2003, respectively, long-lived assets in the United States were $106.3, $98.1 million and $106.8 million.

As of December 31, 2005 and December 25, 2004 the Company’s net investment in international operations was $852.2 million and $83.5 million, respectively. The Company is subject to the usual economic risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Note 15: Commitments and Contingencies

The Company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues. The Company does not include estimated future legal costs in any necessary accruals. The Company believes that it is remote that the Company’s contingencies will have a material adverse effect on its financial position, results of operations or cash flow.

Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company’s former parent and Tupperware, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents.

As part of the International Beauty acquisition, Sara Lee Corporation indemnified the Company for any liabilities arising out of existing litigation at the time of the acquisition and for certain legal matters arising out of circumstances which might relate to periods before or after the date of the acquisition.

Operating leases. Rental expense for operating leases totaled $27.5 million in 2005, $28.9 million in 2004 and $32.1 million in 2003. Approximate minimum rental commitments under noncancelable operating leases in effect at December 31, 2005, were: 2006—$26.2 million; 2007—$15.0 million; 2008—$7.6 million; 2009—$4.7 million, 2010—$3.4 million and after 2010—$2.9 million. Leases included in the minimum rental commitments for 2005 and 2006 primarily relate to lease agreements for automobiles which generally have a

Notes to the Consolidated Financial Statements—(Continued)

lease term of 2-3 years. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. The Company has a lease agreement on a warehouse located in Europe which offers a purchase option of about $3.5 million, which is expected to approximate fair market value, at the end of the lease term in 2010. There were no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 16: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 31, 2005 and December 25, 2004.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2005:
Net sales (a)	$326.4	$320.4	$270.7	$361.8
Gross margin (a)	211.9	210.7	170.2	230.3
Income before accounting change	23.9	27.7	2.6	32.0
Cumulative effect of accounting change	—	—	—	(0.8)

Net income (a),(b),(c)	23.9	27.7	2.6	31.2
Basic earnings per share: (a),(b),(c)
Before accounting change	0.41	0.46	0.04	0.54
Cumulative effect of accounting change	—	—	—	(0.01)

	0.41	0.46	0.04	0.53

Diluted earning per share: (a),(b),(c)
Before accounting change	0.40	0.46	0.04	0.52
Cumulative effect of accounting change	—	—	—	(0.01)

	0.40	0.46	0.04	0.51

Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	21.42	23.90	24.68	24.00
Low	19.46	19.49	19.85	20.58
Close	20.08	23.39	22.78	22.40

Year ended December 25, 2004:
Net sales	$300.9	$306.4	$259.3	$357.7
Gross margin	197.2	203.7	168.4	229.6
Net income (c)	14.5	23.7	12.9	35.8
Net income per share:
Basic (c)	0.25	0.40	0.23	0.61
Diluted (c)	0.25	0.40	0.22	0.61
Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	19.55	19.52	19.43	20.27
Low	16.24	17.31	16.06	16.51
Close	17.02	19.20	16.67	20.24

a.	Includes the results of operations of International Beauty from the date of acquisition.
b.	Includes a net benefit of approximately $25 million for the settlement of a pre-June 1996 income tax settlement with the Company’s former parent company.

Notes to the Consolidated Financial Statements—(Continued)

c.	Includes pretax re-engineering and impairment costs of $6.4 million ($4.1 million after tax), $1.2 million ($0.8 million after tax), $0.6 million ($0.4 million after tax) and $2.0 million ($1.3 million after tax) in the first through fourth quarters of 2005, respectively and $0.7 million ($0.4 million after tax), $1.8 million ($1.1 million after tax), and $4.5 million ($2.8 million after tax) in the second, third and fourth quarters, respectively of 2004. See Note 3 to the consolidated financial statements.

Note 17: Rights Agreement

In 1996, the Company adopted a shareholders’ rights plan with a duration of 10 years, under which shareholders received a right to purchase one one-hundredth of a share of preferred stock for each right owned. The preferred shares are cumulative and are superior to common shares with regard to dividends. Each share is entitled to 100 votes on all matters submitted to the shareholders for a vote. The rights are exercisable if 15 percent of the Company’s common stock is acquired or threatened to be acquired, and the rights are redeemable by the Company if exercise rights have not been triggered. Under certain circumstances, if 50 percent or more of the Company’s consolidated assets or earning power are sold, a right entitles the holder to buy shares of the Company equal in value to twice the exercise price of each right. Upon acquisition of the Company by a third party, a holder could receive the right to purchase stock in the acquirer. The foregoing percentage thresholds may be reduced to not less than 10 percent.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Tupperware Brands Corporation:

We have completed an integrated audit of Tupperware Brands Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation at December 31, 2005 and December 25, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2005, the direct selling businesses of Sara Lee Corporation (International Beauty) because they were acquired in a purchase business combination during fiscal 2005. We have also excluded International Beauty from our audit of internal control over financial reporting. International Beauty is a wholly-owned segment whose total assets, excluding goodwill and identifiable intangibles recognized as part of the acquisition, net sales and net income each represent less than 1 percent, approximately 3 percent and less than 1 percent of the related consolidated financial statement amounts, respectively, as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP

Orlando, Florida

March 15, 2006

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were effective as of the end of the period covered by this report. The Company’s assessment of the internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company has excluded the direct selling businesses of Sara Lee Corporation (“International Beauty”) from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired in a purchase business combination in December 2005. International Beauty is a wholly-owned segment whose total assets, excluding goodwill and identifiable intangibles recognized as part of the acquisition, net sales and net income each represent approximately less than 1 percent, 3 percent and less than 1 percent of the related consolidated financial statement amounts, respectively as of and for the year ended December 31, 2005.

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

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information as to the Directors of the Registrant set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006, as well as the information under the caption “Corporate Governance” in such proxy statement, and the information set forth under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in such proxy statement, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information set forth under the caption “Compensation of Directors” of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006, and the information in such Proxy Statement relating to executive officers’ compensation is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006, is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions

The information set forth under the caption “Indebtedness of Management” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 17, 2006, is incorporated by reference into this Report.

Item 14. Principal Accounting Fees and Services

The information set fourth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Audit Services” in the Proxy Statement related to the Annual Meeting of Shareholders to be held on May 17, 2006, is incorporated by reference into this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 31, 2005, December 25, 2004 and December 27, 2003;

Consolidated Balance Sheets—December 31, 2005 and December 25, 2004;

Notes to the Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedules

The following consolidated financial statement schedules (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation are included in this Report:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2005.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*2	Distribution Agreement by and among Premark International, Inc., the Registrant and Dart Industries Inc. (Attached as Exhibit 2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on March 4, 1996, and incorporated herein by reference).

*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.01 to Form 8-K, filed with the Commission on February 13, 2006 and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Registrant as amended December 5, 2005.

*4.1	Rights Agreement by and between the Registrant and the rights agent named therein (Attached as Exhibit 4 to the Registrant’s Registration Statement on Form 10, filed with the SEC on March 4, 1996, and incorporated herein by reference).

10.1	1996 Incentive Plan as amended through December 28, 2005.

*10.2	Directors’ Stock Plan as amended May 11, 2005. (Attached as Exhibit 10.1 to Form 10-Q filed with the SEC on August 8, 2005, and incorporated herein by reference).

10.3	Form of Change of Control Agreement.

*10.4	Tax Sharing Agreement between the Registrant and Premark International, Inc. (Attached as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10, filed with the SEC on May 22, 1996, and incorporated herein by reference).

*10.5	Employee Benefits and Compensation Allocation Agreement between the Registrant and Premark International, Inc. (Attached as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10, filed with the SEC on March 4, 1996, and incorporated herein by reference).

Exhibit Number	Description
*10.6	Credit Agreement dated December 5, 2005, (Attached as Exhibit 10.01 to Form 8-K, filed with the SEC on December 21, 2005 and incorporated herein by reference).

*10.7	Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K, filed with the SEC on August 15, 2005 and incorporated herein by reference.)

*10.8	Forms of stock option and restricted stock agreements utilized with the Registrant’s officers and directors under certain stock-based incentive plans (Attached as Exhibit 10.1 to Form 8-K filed with the SEC on December 7, 2004 and incorporated herein by reference).

*10.9	Loan Agreement, Promissory Note, and Stock Pledge Agreement dated November 13, 1998, between a subsidiary of the Registrant and E.V. Goings (Attached as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 26, 1998 filed with the SEC on March 24, 1999, and incorporated herein by reference).

*10.10	Management Stock Purchase Plan (Attached to Form S-8 (No. 333-48650) as Exhibit 4.3 filed with the SEC on October 26, 2000, and incorporated herein by reference).

*10.11	Form of Promissory Note between a subsidiary of the Registrant and various executives (Attached as Exhibit 10.11 to Form 10-K filed with the SEC on March 20, 2001, and incorporated herein by reference).

*10.12	Form of Stock Pledge Agreement between a subsidiary of the Registrant and various executives (Attached as Exhibit 10.12 to Form 10-K filed with the SEC on March 20, 2001, and incorporated herein by reference).

10.13	2000 Incentive Plan as amended through December 28, 2005.

*10.14	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings dated June 1, 2003. (Attached as Exhibit 10.2 to Form 10-Q filed with the SEC on August 12, 2003, and incorporated herein by reference).

*10.15	Supplemental Executive Retirement Plan dated June 1, 2003 (Attached as Exhibit 10.3 to Form 10-Q filed with the SEC on August 12, 2003, and incorporated herein by reference).

*10.16	2002 Incentive Plan (Attached as Exhibit 10.17 to Form 10-K filed with the SEC on March 27, 2003, and incorporated herein by reference).

*10.17	Amendment Number One to the Tupperware Brands Corporation Supplemental Plan, effective as of July 1, 2005 (Attached as Exhibit 10.1 to Form 8-K, filed with the SEC on August 29, 2005).

21	Subsidiaries of Tupperware Brands Corporation as of March 9, 2006.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

*	Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

(In millions)

Col. A	Col. B.	Col. C.			Col. D.	Col. E.
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 31, 2005	$42.4	$5.4	$—		$(9.3) / F1	$37.0
					(1.5) / F2
Year ended December 25, 2004	53.6	5.5	—		(19.1) / F1	42.4
					2.4 / F2
Year ended December 27, 2003	50.5	7.6	—		(8.8) / F1	53.6
					4.3 / F2
Valuation allowance for deferred tax assets:
Year ended December 31, 2005	$23.1	$(5.1)	$26.3	/ F4	$(3.0) / F1	$39.8
					(1.5) / F2
Year ended December 25, 2004	32.4	(1.8)	—		(8.1) / F1	$23.1
					0.6 / F2
Year ended December 27, 2003	31.8	1.5	—		(3.3) / F1	32.4
					2.4 / F2
Allowance for Inventory Obsolescence:
Year ended December 31, 2005	$26.3	$2.9	$—		$(1.0) / F2	$22.7
					(5.5) / F3
Year ended December 25, 2004	20.9	9.9	—		1.0 / F2	26.3
					(5.5) / F3
Year ended December 27, 2003	16.1	6.7	—		0.8 / F2	20.9
					(2.7) / F3

F1	Represents write-offs less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs less inventory sold.
F4	Represents allowance established with respect to gross deferred assets recognized with International Beauty acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION (Registrant)
By:	/s/ E.V. GOINGS
E.V. Goings Chairman and Chief Executive Officer

March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/S/ E.V. GOINGS E.V. Goings	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL S. POTESHMAN Michael S. Poteshman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ TIMOTHY A. KULHANEK Timothy A. Kulhanek	Vice President and Controller (Principal Accounting Officer)

* Catherine A. Bertini	Director

* Rita Bornstein, Ph.D.	Director

* Kriss Cloninger III	Director

* Clifford J. Grum	Director

* Joe R. Lee	Director

* Bob Marbut	Director

* Angel R. Martinez	Director

* Robert J. Murray	Director

* David R. Parker	Director

* Joyce M. Roché	Director

* J. Patrick Spainhour	Director

* M. Anne Szostak	Director

By:	/s/ THOMAS M. ROEHLK
Thomas M. Roehlk Attorney-in-fact

March 15, 2006