Form 10-Q
period 2006-04-01
TUPPERWARE BRANDS CORP
filed 2006-05-11
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended April 1, 2006

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

As of May 10, 2006, 60,641,452 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended April 1, 2006	14 Weeks Ended April 2, 2005
	(Dollars in millions, except per share amounts)
Net sales	$423.7	$326.4
Cost of products sold	148.2	114.5

Gross margin	275.5	211.9

Delivery, sales and administrative expense	241.2	175.6
Re-engineering and impairment charges, net	2.1	6.0
Gains on disposal of assets	—	3.4

Operating income	32.2	33.7

Interest income	2.3	0.6
Other income	—	0.1
Interest expense	13.2	4.3
Other expense	0.5	0.3

Income before income taxes	20.8	29.8
Provision for income taxes	4.8	5.9

Net income	$16.0	$23.9

Net income per common share:

Basic	$0.27	$0.41

Diluted	$0.26	$0.40

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	April 1, 2006	December 31, 2005
	(In millions)
Cash and cash equivalents	$74.2	$181.5

Accounts receivable	164.6	149.1
Less allowances for doubtful accounts	(17.7)	(17.2)

	146.9	131.9

Inventories, net of obsolescence	244.5	235.1
Deferred income tax benefits, net	67.4	66.8
Non-trade amounts receivable	45.8	32.9
Prepaid expenses	24.5	24.5

Total current assets	603.3	672.7

Deferred income tax benefits, net	170.6	168.4

Property, plant and equipment	1,160.7	1,149.8
Less accumulated depreciation	(909.0)	(895.3)

	251.7	254.5

Long-term receivables, net of allowances of $17.3 million at April 1, 2006 and $17.9 million at December 31, 2005	37.2	37.3
Other intangible assets	255.2	261.3
Goodwill	301.5	309.9
Other assets, net	37.0	36.1

Total assets	$1,656.5	$1,740.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

(Unaudited)

	April 1, 2006	December 31, 2005
	(IDollars in millions, except per share amounts)
Accounts payable	$100.2	$105.7
Short-term borrowings and current portion of long-term debt	0.8	1.1
Accrued liabilities	261.4	347.9

Total current liabilities	362.4	454.7

Long-term debt	740.3	750.5
Accrued postretirement benefit cost	35.9	35.3
Other liabilities	166.0	164.2

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	23.3	22.0
Subscriptions receivable	(12.3)	(12.7)
Retained earnings	578.7	577.4
Treasury stock, 1,770,484 shares at April 1, 2006, and 1,935,746 shares at December 31, 2005, at cost	(47.2)	(51.7)
Accumulated other comprehensive loss	(191.2)	(200.1)

Total shareholders’ equity	351.9	335.5

Total liabilities and shareholders’ equity	$1,656.5	$1,740.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended April 1, 2006	14 Weeks Ended April 2, 2005
	(In millions)
Operating Activities:
Net income	$16.0	$23.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.1	13.0
Amortization of deferred gains, restricted stock compensation and other	0.6	0.1
Amortization of debt issuance costs	0.5	0.0
Net loss (gain) on disposal of assets	0.4	(3.3)
Provision for bad debts	0.5	1.4
Net impact of writedown of inventories and change in LIFO reserve	1.2	(1.3)
Increase in net deferred income taxes	(0.7)	(0.3)
Stock option expense	0.9	0.6
Changes in assets and liabilities:
Accounts receivable	(15.0)	2.3
Inventories	(9.7)	(6.1)
Non-trade amounts receivable	2.4	3.4
Prepaid expenses	(0.8)	(2.4)
Other assets	0.5	0.7
Accounts payable and accrued liabilities	(12.7)	(30.9)
Income taxes payable	(6.8)	2.2
Other liabilities	6.7	1.6
Net cash impact from hedging activity	0.7	2.2
Other	0.4	0.2

Net cash provided by operating activities	4.2	7.3

Investing Activities:
Capital expenditures	(12.4)	(9.4)
Purchase of International Beauty, net of acquired cash	(79.8)	—
Proceeds from disposal of property, plant and equipment	0.7	6.6

Net cash used in investing activities	(91.5)	(2.8)

Financing Activities:
Dividend payments to shareholders	(13.3)	(12.9)
Proceeds from exercise of stock options	3.0	10.9
Proceeds from payments of subscriptions receivable	0.1	0.2
Repayment of long-term debt	(10.0)	—
Net change in short-term debt	(0.7)	2.2

Net cash (used in) provided by financing activities	(20.9)	0.4

Effect of exchange rate changes on cash and cash equivalents	0.9	(1.1)

Net (decrease) increase in cash and cash equivalents	(107.3)	3.8

Cash and cash equivalents at beginning of year	181.5	90.9

Cash and cash equivalents at end of period	$74.2	$94.7

Supplemental Disclosure:
Loans settled with common stock	$0.3	$0.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and subsidiaries (including International Beauty which was acquired on December 5, 2005), collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. Certain prior year amounts have been reclassified to conform with the current year financial year presentation. These condensed consolidated financial statements and related notes should be read in conjunction with the 2005 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s fiscal year ends on the last Saturday of December, and as a result, the 2005 fiscal year contained 53 weeks and the 2006 fiscal year will contain 52 weeks. The first quarter ended April 1, 2006 contained 13 weeks compared with 14 weeks in the first quarter April 2, 2005.

These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the Securities and Exchange Commission, or the SEC, and, in the Company’s opinion, reflect all adjustments including normal recurring items that are necessary to fairly present the results for interim periods. Certain information and note disclosures normally included in the statement of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Stock-Based Compensation: Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation, or SFAS 123. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options outstanding as of December 31, 2005 and granted prior to December 29, 2002, when the Company began recognizing in income the fair value of all newly issued stock-based compensation awards under SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005. Stock based compensation expense also includes the cumulative effect of expensing prior forfeitures, which the Company previously accounted for based on actual activity. This change had no material impact on results of operations.

Note 1: Summary of Significant Accounting Policies (continued)

Lastly, stock-based compensation expense includes an estimate for pre-vesting forfeitures that is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The table below summarizes the impact on results of operations for the 13 weeks ended April 1, 2006 of expensing, under the provisions of SFAS 123(R), unvested options granted prior to December 29, 2002:

(in millions, except per share data)	13 Weeks Ended April 1, 2006
Stock-based compensation expense	$0.2
Income tax benefit	(0.1)

Net decrease in net income	$0.1

Decrease in income per common share:
Basic	$0.00

Diluted	$0.00

SFAS 123 (R) requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the 13 weeks ended April 1, 2006, the Company did not generate any excess tax benefit from option exercises.

Additionally, prior to the Company’s adoption of SFAS 123(R), unearned compensation was presented as a separate component of stockholder’s equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, unearned compensation was reclassified as additional paid-in-capital on the balance sheet.

The following table illustrates the effect on net income and earnings per common share for the 14 weeks ended April 2, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS 123:

(in millions, except per share data)	14 Weeks Ended April 2, 2005
Net income, as reported	$23.9
Deduct: Stock-based compensation expense determined under the SFAS 123 fair value method, net of tax	(0.3)

Pro forma net income	$23.6

Earnings per common share:
Basic – as reported	$0.41

Basic – pro forma	$0.40

Diluted – as reported	$0.40

Diluted – pro forma	$0.40

Note 1: Summary of Significant Accounting Policies (continued)

In November 2005, the FASB issued FSP No. SFAS 123(R) – 3, Transition Election Related to Accounting for the Tax Effects of Share-Based, which provides a short-cut method for calculating the pool of windfall tax benefits on adoption of SFAS 123(R). SFAS 123(R)-3 was effective January 1, 2006. Though the Company has not finalized its elections associated with this FSP, its adoption should have no material impact on the Company’s financials.

See Note 6 “Stock-Based Compensation” for further details.

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. SFAS 151 was effective January 1, 2006. The adoption of SFAS 151 had no impact on the Consolidated Financial Statements.

Note 2: Business Acquisition

On December 5, 2005, Tupperware acquired 100 percent of the net assets of the direct selling businesses of Sara Lee Corporation and has included these businesses in the International Beauty segment. See Note 10 for a description of the full composition of the International Beauty segment. The acquired business sells a wide variety of consumable products, primarily color cosmetics, skin care, fragrances and toiletries in 18 countries in Latin America and Asia Pacific, Southern Africa and Europe under the brand names House of Fuller, Nutrimetics, NaturCare, Avroy Shlain, Nuvo Cosmeticos and Swissgarde through a sales force of approximately 900,000 independent consultants. This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products. The results of operations for the acquired business are included in the Company’s Consolidated Statement of Income for the first quarter of 2006.

The Company continues to finalize certain closing date adjustments with the seller, as well as the allocation of income tax adjustments. Therefore the allocation of the purchase price and the valuation of the assets and liabilities remain subject to refinement. The Company also anticipates an adjustment to the goodwill balance recorded at April 1, 2006 as it continues to execute re-engineering plans related to the elimination of duplicate functions. The total net adjustment to goodwill in first quarter 2006 was $8.4 million primarily related to adjustment of estimated amounts in connection with restructuring actions related to acquired entities, as well as settlement of allocation amounts with Sara Lee Corporation. The Company believes that future adjustments will not be material.

The aggregate amortization expense for the first quarter 2006, for intangibles acquired with International Beauty, was $6.1 million. The Company did not have any amortization of intangibles in the first quarter of 2005.

Note 2: Business Acquisition (continued)

The unaudited condensed pro forma consolidated statements of income for the first quarter 2005, assuming the acquisition of International Beauty as of the beginning of fiscal 2005 were as follows:

(in millions)	14 Weeks Ended April 2, 2005
Net Sales	$441.3

Operating income	42.1
Net income from continuing operations	25.0
Net income from continuing operations per common share:
Basic	$0.42
Diluted	$0.42

Note 3: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the first quarter of 2006 and 2005 were $18.2 million and $13.4 million, respectively.

Note 4: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Total promotional expenses included in delivery, sales and administrative expense for the first quarter of 2006 and 2005 were $61.3 million and $58.8 million, respectively.

Note 5: Inventories

	April 1, 2006	Dec. 31, 2005
	(in millions)
Finished goods	$165.8	$161.4
Work in process	21.6	18.5
Raw materials and supplies	57.1	55.2

Total inventories	$244.5	$235.1

During 2005 the Company engaged in efforts to lower inventory levels in advance of the capacity shift made under its re-engineering initiative discussed in Note 9 to the consolidated financial statements. As a result, LIFO inventory was reduced in the first quarter of 2005 prior to implementation of the capacity shift to a level requiring the reduction of the LIFO inventory reserve by $1.6 million.

Note 6: Stock-Based Compensation

Incentive Plans. Certain officers and other key employees of the Company participate in the Tupperware Brands Corporation 2002, 2000 and 1996 Incentive Plans (the Incentive Plans). Annual performance awards and awards of options to purchase Tupperware shares and of restricted stock are made under the Incentive Plans. For the 2002 Incentive Plan, the total number of shares authorized for grant was 2,850,000 of which 200,000 shares may be used for restricted stock awards. For the 2000 Incentive Plan, the total number of shares authorized for grant was 4,000,000 of which 200,000 shares may be used for restricted stock awards. For the 1996 Incentive Plan, the total number of shares authorized for grant was 7,600,000 of which 300,000 shares may be used for restricted stock awards. As of April 1, 2006, shares available for grant under the Incentive Plans totaled 1,769,432, of which 14,844 could be granted in the form of restricted stock. Outstanding restricted shares have initial vesting periods ranging from 1 to 3 years.

Other than the 157,118 options exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding unvested options generally vest in one-third increments on the anniversary of the grant date in each of the following three years however, certain options granted in 2000 and 2001 vest seven years after the date of grant. The vesting of these options may be accelerated if certain stock price appreciation goals are attained. For the 13 weeks ended April 1, 2006, no such acceleration had occurred. At April 1, 2006 there were 1,468,222 of these options outstanding of which, 535,718 are vested. The remainder of the options will vest in November 2008, or earlier. All outstanding options have exercise periods that are 10 years from the date of grant.

Director Plan. Under the Tupperware Brands Corporation Director Stock Plan (Director Plan), non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, beginning in fiscal 2002 each non-employee director on the date of the Company’s annual meeting of shareholders receives an automatic annual grant of a stock option. This option entitles the director to purchase four thousand shares of the Company’s common stock at a price equal to the fair market value of the Company’s common stock on the date of the grant in order to compensate the directors at a competitive level with directors of comparable companies. This option may be exercised immediately and for a ten-year period from the date of grant. The number of shares authorized for grant under the Director Plan and the number of shares available for grant as of April 1, 2006, were 600,000 and 305,584, respectively.

Note 6: Stock-Based Compensation (continued)

Through 2002, the Company accounted for the Incentive and Director plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective with fiscal 2003, the Company began accounting for those plans using the fair-value-based method of accounting for stock options under the provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123. Awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period.

Compensation expense associated with stock options and restricted stock grants was $1.5 million and $0.8 million in the first quarter 2006 and 2005, respectively.

There were no stock option grants in the first quarter of 2006 or 2005, but if there had been such grants, their fair values would have been estimated using the Black-Scholes option-pricing model with the following assumptions for each respective period:

	13 Weeks Ended April 1, 2006	14 Weeks Ended April 2, 2005
Dividend yield	4.2%	4.2%
Expected volatility	31%	31%
Risk-free interest rates	4.4%	4.4%
Expected lives (in years)	6	6

Stock Options Outstanding

As of April 1, 2006	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life	Average exercise price	Shares	Average exercise price
$ 4.23 - $12.68	55,850	4.0	$9.75	55,850	$9.75
$12.68 - $16.90	2,703,713	5.4	$15.77	1,595,323	$15.79
$16.90 - $21.13	4,394,951	4.5	$19.18	4,019,758	$19.24
$21.13 - $42.25	1,656,636	3.6	$31.92	941,436	$32.04

	8,811,150	4.8	$19.80	6,612,367	$20.15

Note 6: Stock-Based Compensation (continued)

The following table summarizes activity under the Company’s equity incentive plans for the 13 weeks ended April 1, 2006:

Stock options	Shares subject to option	Weighted average option price per share	Options exercisable at end of period	Weighted average exercise price per share
Balance at December 31, 2005	8,991,201	$19.76	6,770,383	$20.10
Granted	—	—
Expired / Forfeited	(12,018)	20.13
Exercised	(168,033)	17.87

Balance at April 1, 2006	8,811,150	19.80	6,612,367	20.15

Restricted stock	Shares outstanding	Shares available for issuance
Balance at December 31, 2005	432,000	22,844
Awarded	10,000	(10,000)
Vested	—	—
Forfeited	(2,000)	2,000

Balance at April 1, 2006	440,000	14,844

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

	13 Weeks Ended April 1, 2006	14 Weeks Ended April 1, 2005
Weighted average number of shares used in the basic earnings per share computation	60.1	58.9

Difference in the computation of basic and diluted earnings per share:
Potential common stock included in diluted earnings per share	1.3	0.9

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	1.6	2.5

Note 8: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the first quarter, were as follows (in millions):

	13 Weeks Ended April 1, 2006	14 Weeks Ended April 1, 2005
Net income	$16.0	$23.9
Foreign currency translation adjustments	8.9	(11.6)
Deferred gain on cash flow hedges, net of tax provision of $1.2 and $0.2 million for the first quarter 2006 and 2005, respectively	2.2	0.4
Net equity hedge (loss) gain, net of tax (benefit) provision of $(1.4) and $2.5 million for the first quarter 2006 and 2005, respectively	(2.6)	4.4
Minimum pension liability, net of tax benefit of $0.1 million for the first quarter of 2006	0.4	—

Comprehensive income	$24.9	$17.1

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 11, “Derivative Instruments and Hedging Activities”.

Note 9: Re-engineering Costs

The Company recorded $2.1 million in re-engineering and impairment charges during the first quarter of 2006 primarily related to severance costs incurred to reduce headcount by approximately 170 in the Company’s Canada, Belgium and Philippines operations. A majority of the reductions were in the Philippines and were the result of the Company’s decision to stop manufacturing Tupperware® products as well as the elimination of administrative positions. In the first quarter of 2005, re-engineering and impairment charges of $6.0 million were primarily related severance costs incurred due to the reduction of approximately 250 employees in the Company’s Hemingway, South Carolina manufacturing facility, as well as another 7 employees in a Canadian warehousing facility.

The Company also included $0.1 million in costs of products sold in the first quarter of 2005 related to machinery relocation costs in connection with a shift in capacity from the South Carolina manufacturing facility to other worldwide manufacturing facilities.

Note 9: Re-engineering Costs (continued)

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of April 1, 2006 and December 31, 2005 were as follows (in millions):

	April 1, 2006	December 31, 2005
Beginning year balance	$1.7	$1.9
Provision	2.1	17.2
Accrual adjustments	—	(0.5)
Cash expenditures:

Severance	(1.5)	(9.3)
Other	—	(1.0)
Non-cash impairments	—	(6.6)
Translation impact	—	—

End of period balance	$2.3	$1.7

The accrual adjustment in 2005 related to the resolution of a litigation claim. The remaining accrual at April 1, 2006 related primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be largely paid out by the second quarter of 2006.

Note 10: Segment Information

The Company manufactures and distributes the following products primarily through independent direct sales consultants: (1) food storage, preparation and serving containers, kitchen gadgets, microwave cookware and educational toys marketed under the Tupperware brand worldwide, and organized into three geographic segments, (2) premium cosmetics and skin care products marketed under the BeautiControl brand in North America, Latin America and Asia Pacific, and (3) beauty and personal care products mainly in Latin America and Asia Pacific under the brand names House of Fuller, Nutrimetics, NaturCare, Avroy Shlain and Nuvo Cosmeticos.

As a result of changes in the Company’s management structure effective with the beginning of the 2006 fiscal year, the Company has reorganized its operating segments. The International Beauty segment includes the acquired businesses operated primarily under the brand names noted in item 3 above as well as the Company’s Tupperware operations in Central and South America and the Philippines. These operations were previously included in the Company’s Latin America and Asia Pacific reporting segments, respectively. The Company’s Tupperware and BeautiControl operations in Mexico are now included in the Asia Pacific and Mexico segment; they were previously included in the Latin America reporting segment. With the movement of Central and South America as well as Mexico, the Company no longer has a Latin America reporting segment. There is no change to the Company’s Europe, North America or BeautiControl North America segments. The bulk of depreciation and amortization, capital expenditures and identifiable assets previously included in Latin America are now included in the Asia Pacific and Mexico segment. This change in structure did not have a material impact on other segment reporting and prior period data has been reclassified to reflect this change.

International BeautiControl operations continue to be reported in the applicable geographic segments. Worldwide sales of beauty and personal care products totaled $159.5 million and $37.7 million in the first quarter of 2006 and 2005, respectively.

Note 10: Segment Information (continued)

(In millions)	13 Weeks Ended April 1, 2006	14 Weeks Ended April 2, 2005
Net sales:
Europe	$160.1	$179.3
Asia Pacific and Mexico	64.4	63.4
North America	34.7	39.2
BeautiControl North America	35.5	34.6
International Beauty	129.0	9.9

Total net sales	$423.7	$326.4

Segment profit (loss):
Europe	$30.3	$38.5
Asia Pacific and Mexico	4.4	2.9
North America (a)	(3.0)	(3.8)
BeautiControl North America	3.8	2.8
International Beauty (b)	6.0	0.2

Total segment profit	41.5	40.6

Unallocated expenses	(7.7)	(4.5)
Other income (c)	—	3.4
Re-engineering and impairment charges (d)	(2.1)	(6.0)
Interest expense, net	(10.9)	(3.7)

Income before taxes	20.8	29.8

(a)	First quarter 2005 included $0.1 million of machinery relocation costs incurred in connection with shift of capacity from Hemingway, South Carolina to other manufacturing facilities.
(b)	First quarter 2006 included $6.1 million for the amortization of acquired intangible assets.
(c)	First quarter 2005 included a $3.4 million pre-tax gain from the sale of land held for development near the Company’s Orlando, Florida headquarters.
(d)	Pretax re-engineering and impairment charges in the first quarter of 2006 of $2.1 million were primarily related to severance costs incurred to reduce headcount in the Company’s Canada, Belgium and Philippines operations. In 2005, re-engineering and impairment charges of $6.0 million were primarily related to severance costs incurred to reduce headcount in the Company’s Hemingway, South Carolina manufacturing facility.

Note 11: Derivative Instruments and Hedging Activities

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow or net equity hedge. Fair value hedges are entered into with financial instruments such as forward contracts with the objective of controlling exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness of forward contracts, the Company excludes forward points.

Note 11: Derivative Instruments and Hedging Activities (continued)

In December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The agreements call for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.81%. This agreement combined with a contractual 150 basis point spread gives the Company an all-in effective rate of approximately 6.3% on these borrowings. The swap agreements expire in 2009 through 2012. These agreements have been designated as cash flow hedges with interest payments designed to match the interest payments under the term loan due in 2012. The impact of these agreements is recorded in interest expense. The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the first quarter ended April 1, 2006 and April 2, 2005 was immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of April 1, 2006, the cumulative loss was approximately $0.2 million. A net gain of $0.2 million was recorded in net interest expense for the first quarter of both 2006 and 2005.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other accumulated comprehensive loss will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of April 1, 2006 and December 31, 2005, the balance in other accumulated comprehensive loss was $1.4 million and ($0.8) million net of tax, respectively. The changes in the balance in other accumulated comprehensive loss were net gains of $2.2 million and $0.4 million during the first quarter of 2006 and 2005, respectively (see Note 8 to the consolidated financial statements). The ineffective portion in other expense was immaterial.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions were to sell Australian dollars, $33.6 million; euro, $85.9 million; Swiss francs, $25.0 million and Japanese yen, $18.7 million and to buy Mexican pesos $23.8 million and Korean won $16.2 million. In agreements to buy foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures.

Note 11: Derivative Instruments and Hedging Activities (continued)

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the first quarter of 2006 and 2005, the Company recorded pre-tax net (losses) gains associated with these hedges of ($2.6) million and $4.4 million, respectively, in comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

Note 12: Revolving Line of Credit

As of April 1, 2006, under its credit agreement that expires in December 2010, the Company had a revolving line of credit totaling $200 million, with availability of $191.8 million. The agreement contains reasonable and customary covenants that could restrict the Company’s ability borrow to pay dividends, acquire its own stock or make capital investments in its business. The primary covenants are a fixed charge coverage ratio and a leverage ratio. The covenant restrictions include an adjusted covenant earnings financial measure which is non-GAAP. The non-GAAP measure may not be comparable to similarly titled measures used by other entities and excludes unusual, non-recurring gains as well as certain non-cash charges. Discussion of this measure is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.05 through September 29, 2007 at which point the requirement begins increasing annually and reaches 1.50 as of September 26, 2010 and thereafter. The leverage ratio must be below 3.75 through September 29, 2006 at which point the requirement declines to 3.50 through the end of 2006. The requirement continues to decline on an annual basis and reaches 2.50 as of September 26, 2009 and thereafter. The agreement provides for a reduction in borrowing costs when the leverage ratio falls below 3.0 during the term of the agreement. The Company’s fixed charge and leverage ratios at the end of the first quarter of 2006 were 1.50 and 3.09 respectively.

Additionally, the revolving credit agreement subjects the Company to an adjusted net worth test that would restrict the Company’s ability to borrow and pay dividends if adjusted consolidated net worth is insufficient to meet the requirements of this test. At the end of the first quarter of 2006, the requirement was $282.6 million. The requirement increases quarterly by 50 percent of the Company’s consolidated net income. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter was $343.0 million as shown below.

The fixed charge and leverage ratio covenants are based upon the trailing four quarter amounts. As such, amounts for the first quarter include the sum of amounts from the second, third and fourth quarters of 2005 plus the first quarter of 2006. The agreement also specifies adjustments to be made to account for the acquired entities in the periods prior to their acquisition on December 5, 2005. These adjustments are separately shown below and are not included in the Company’s financial results in accordance with generally accepted accounting principles.

Note 12: Revolving Line of Credit (continued)

	Tupperware Brands Corporation	Adjustment for Acquired Entities	Total
Adjusted covenant earnings
Net income	77.5	9.5	87.0
Add:
Depreciation and amortization	57.9	1.8	59.7
Gross interest expense	57.7	(8.1)	49.6
Provision for income taxes	(21.6)	47.2	25.6
Pretax non-cash re-engineering and impairment charges	6.5	—	6.5
Pretax impact of accounting Change	1.2	—	1.2
Cash tax receipt specified in agreement	—	15.0	15.0
Other	—	1.3	1.3
Deduct:
Gain on Orlando land sales	0.6	—	0.6
Reduction of LIFO reserve from capacity shift	5.5	—	5.5

Total adjusted covenant earnings	173.1	66.7	239.8

Gross interest expense	57.7	(8.1)	49.6
Less amortization of debt costs	1.4	0.8	2.2

Equals cash interest	56.3	(8.9)	47.4

Capital expenditures	55.0	(0.4)	54.6
Less amount excluded per agreement	—	—	—

Equals adjusted capital expenditures	55.0	(0.4)	54.6

Fixed charge coverage ratio
Adjusted covenant earnings	173.1	66.7	239.8
Less:
Adjusted capital expenditures	55.0	(0.4)	54.6
Cash taxes paid	(15.2)	48.3	33.1

Subtotal	133.3	18.8	152.1

Divided by sum of:
Scheduled debt payments	1.2	—	1.2
Dividend payments	52.8	(0.2)	52.6
Cash interest	56.3	(8.9)	47.4

Subtotal	110.3	(9.1)	101.2

Fixed charge coverage ratio			1.50

Consolidated total debt			741.2
Divided by adjusted covenant earnings	173.1	66.7	239.8
Leverage ratio			3.09

Note 12: Revolving Line of Credit (continued)

13 Weeks Ended April 1, 2006
Adjusted net worth (in millions)
Minimum adjusted net worth required Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005	8.0
Plus increases from equity issuances	6.2

Adjusted net worth required	$282.6

Company’s adjusted net worth Total shareholders’ equity as of April 1, 2006	$351.9
Less changes in accumulated other comprehensive loss after December 31, 2005	8.9
Adjusted net worth	$343.0

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter ended April 1, 2006 was as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Service cost and expenses	$1.4	$1.3	$0.2	$0.2
Interest cost	1.6	1.5	1.0	0.9
Expected return on plan assets	(0.3)	(0.9)	0.3	—
Net amortization	(0.1)	0.2	0.0	0.3

Net periodic benefit cost	$2.6	$2.1	$1.5	$1.4

Note 14: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 15: Income Taxes

The Company’s effective tax rates for both years are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended April 1, 2006 compared with the 14 weeks ended April 2, 2005 and changes in financial condition during the 13 weeks ended April 1, 2006. The Company’s fiscal year ends on the last Saturday of December and as a result the 2005 fiscal year contained 53 weeks as compared with 52 weeks for fiscal 2006. The first quarter ended April 1, 2006 contained 13 weeks compared with 14 weeks in the first quarter April 2, 2005.

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

Overview

Net income decreased substantially in the first quarter of 2006 due to higher unallocated corporate and interest expenses. Unallocated corporate expenses were up primarily due to an environmental cost recovery last year, along with the incurrence of a small amount of foreign exchange expense this year, as compared with a small amount of income in 2005. Higher interest expense was primarily related to financing the International Beauty acquisition. Lower re-engineering costs were mostly offset by the absence of gains on land sales.

Within the segments, there was a significant improvement in sales primarily due to the contribution of acquired entities of $120 million (see Note 10 to the consolidated financials). Excluding the contribution from the acquired units, sales were down slightly. However, profitability was up for all of the segments, except Europe, which was down due to lower sales volume and an unfavorable sales mix in Germany.

The only significant changes to the Company’s balance sheet in the first quarter of 2006, related to the payment of about $80 million associated with the International Beauty acquisition and a decrease in the accumulated other comprehensive loss primarily related to strengthening of foreign currencies versus the U.S. dollar. Cash flow from operating activities in the first quarter was down slightly versus the 2005 quarter, reflecting a much lower pay down of year end payables and accruals in 2006, associated with the timing of the Company’s fiscal year end, more than offset by an increase in receivables, mainly associated with the timing of sales during March in Europe, and an increase in inventories.

A $10 million prepayment was made on the term loan bringing debt down to $741.1 million at the end of the quarter. This resulted in a debt to total capital ratio of 67 percent at the end of the first quarter compared with 69 percent at the end of 2005.

Net Sales

Net sales in the first quarter ended April 1, 2006 increased $97.3 million or 30 percent from the same period in 2005. Excluding an $11.3 million negative impact of foreign exchange, net sales were up 34 percent from the first quarter of 2005. The primary contributor to sales growth was the acquired units in the International Beauty segment, which contributed $120 million in the first quarter 2006.

Asia Pacific and Mexico increased two percent with Japan achieving sales growth for the first time in 11 quarters; however, this was partially offset by lower sales in Malaysia/Singapore and Tupperware Mexico. BeautiControl North America sales also increased two percent, but the sales comparison was negatively impacted by six percentage points due to the additional week in last year’s first quarter.

Europe sales were down four percent in local currency primarily due to a shift in promotional program sales in Germany and approximately four million less business to business sales versus last year. The emerging markets of Russia, Turkey and Poland were up 34 percent in local currency.

Tupperware North America sales were down 12 percent reflecting a 14 percent decline in active sellers. Although active sellers were down year over year, there was an improvement versus the 28 percent decline in the fourth quarter of 2005 versus 2004.

A full discussion of the sales results for the Company’s reporting segments is included in the segment results section following.

As discussed in Note 4 to the consolidated financial statements, the Company includes promotional costs in delivery, sales and administrative expense. As a result, the Company’s net sales may not be comparable with other companies that treat these costs as a reduction of revenue.

Re-engineering Costs

Refer to Note 9 to the consolidated financial statements for a discussion of re-engineering activities and related accruals.

The Company incurred $2.1 million of costs in the first quarter primarily for headcount reductions in Belgium, Canada and the Philippines as well as stopping production at the Company’s manufacturing facility in the Philippines. The facility remains active as a distribution facility.

In the second quarter of 2006, the Company expects to incur approximately one to two million dollars in costs primarily from small scale manufacturing capacity rationalization projects.

Gross Margin

Gross margin as a percentage of sales was approximately 65 percent in each of the first quarters of 2006 and 2005. While the overall margin was about flat with last year, there was substantial improvement in North America as a result of improved capacity utilization stemming from the re-engineering of the South Carolina manufacturing facility and a shift of production capacity to other of the Company’s facilities. This benefit was realized despite the lower sales volume. Additionally, the Company’s beauty segment sales generated a slightly higher margin than Tupperware segments and accounted for a higher proportion of sales due to the inclusion of the acquired businesses.

Offsetting these improvements was a lower margin in Europe that was largely a result of investment in pricing and mix to stimulate consumer and sales force activity, primarily in Germany.

As discussed in Note 3 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) increased as a percentage of sales to 56 percent for the first quarter of 2006, compared with 54 percent in 2005. The increase in DS&A as a percent of sales reflected the inclusion in the first quarter of 2006 $6.1 million of amortization expense related to the independent sales forces acquired with International Beauty, an increase in corporate expenses primarily from the inclusion of a $1.3 million credit for the settlement of an environmental matter in 2005 and higher foreign exchange expense and a change in the mix of sales from the Company’s segments towards those that incur higher DS&A expense as a percentage of sales. These negative factors were partially offset by the beneficial impacts of operating expense reductions, particularly in Japan and North America. Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense increased $7.2 million in the first quarter of 2006 compared with the first quarter of 2005 due to the increased debt used to finance the Company’s acquisition of the Sara Lee direct selling businesses. There was also some impact from generally higher interest rates and the higher company specific rates resulting from the reduction of the Company’s debt ratings at the end of last year. The Company’s primary borrowing agreement provides for reductions in borrowing costs when certain leverage ratio targets are met. The Company expects full year net expense to be approximately $45 - $47 million.

Tax Rate

The overall effective tax rate of 23.1 percent in the first quarter of 2006 increased from 19.8 percent in the comparable 2005 period. The increase in the rate reflects the inclusion of the acquired International Beauty operations which currently carry a higher effective tax rate. It also reflects the recording of a valuation of $2.9 million against certain net operating loss carryforward assets that the Company no longer believes are more likely than not to be realized. A full year effective tax rate of approximately 24.0 percent is currently projected. The actual and projected effective tax rates are below the United States statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates. The slight increase in the full year projection from the first quarter rate is largely a result of expected land sales in the remainder of the year that will be reflected at the higher United States statutory rate.

Net Income

Net income for the quarter decreased significantly to $16.0 million, or $0.26 per diluted share, compared with $23.9 million, or $0.40 per diluted share in the first quarter of 2005. The decrease was largely due to an incremental $7.2 million in interest expense primarily related to the acquisition financing for International Beauty. Additionally, unallocated corporate expenses were higher due to an environmental cost recovery last year, higher foreign exchange expenses and higher re-engineering expenses.

International operations in the first quarter generated 83 percent and 77 percent of sales respectively in 2006 and 2005 and almost all of net segment profit in both 2006 and 2005.

The Company generated 39 percent of first quarter’s sales from its beauty brand segments, with the remaining 61 percent coming from its Tupperware brand segments.

Segment Results

As a result of changes in the Company’s management structure effective with the beginning of the 2006 fiscal year, the Company has reorganized its operating segments. See Note 10 to the consolidated financials for a discussion of changes. All prior period information has been reclassified to reflect this change.

Europe

(dollars in millions)

	2006	2005	Decrease		Restated* Decrease	Negative Foreign Exchange Impact	Percent of total
First Qtr			Dollar	Percent			2006	2005
Net sales	$160.1	$179.3	$(19.2)	(11)%	(4)%	$(11.9)	38%	55%
Segment profit	30.3	38.5	(8.2)	(21)	(16)	(2.6)	73	95

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

The decrease in first quarter sales was due primarily to an $11.9 million negative impact from foreign exchange. Excluding this impact, the four percent sales decline was due to a shift in promotional program sales in Germany and over four million less business-to-business sales than last year. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

Although the segment overall had a sales decline, the emerging markets of Russia, Turkey and Poland grew 34 percent in local currency sales. Russia was the strongest contributor with sales growth over 40 percent and a return on sales greater than 15 percent.

Germany, the largest market in Europe, ended the quarter with a sales force size advantage over the end of 2005’s first quarter; however, sales were down due to promotional program shifts and lower sales force productivity.

Segment profit decreased sharply for the quarter. Segment profit was down 21 percent as reported and 16 percent in local currency, reflecting lower sales and an unfavorable sales mix in Germany.

The expectation for full-year 2006 in Europe is for a slight decrease in local currency sales and a slightly lower return on sales than last year’s 20 percent.

Asia Pacific and Mexico

(dollars	in millions)

	2006	2005	Increase		Restated* Increase	Negative foreign exchange impact	Percent of total
First Qtr			Dollar	Percent			2006	2005
Net sales	$64.4	$63.4	$1.0	2%	2%	$(0.2)	15%	19%
Segment Profit	4.4	2.9	1.5	51	41	(0.2)	11	7

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

First quarter sales were up slightly. The key emerging markets of China, India and Indonesia were up 34 percent primarily due to increased volume. China was a significant contributor with growth of over 75 percent from last year with a return on sales of more than 15 percent.

Japan had a modest increase in sales as well, which was the first increase in 11 quarters. This increase was achieved through an increase in active sellers along with higher sales force productivity. Effective training of the sales force and programs to stimulate direct selling, as opposed to wholesale buying, have led to these positive trends in Japan.

Sales increases from the emerging markets and Japan were partially offset by lower sales in Malaysia/Singapore and Tupperware Mexico.

The dramatic increase in first quarter segment profit was a reflection of the sales increase as well as a decline in operating expenses and lower strategic investment costs.

For 2006, Asia Pacific and Mexico are expected to have a slight increase in full-year local currency sales, and profit is expected to increase a mid-single digit percentage versus 2005.

North America

(dollars	in millions)

	2006	2005	Increase+ (decrease)		Restated* (decrease) increase	Percent of total
First Qtr			Dollar	Percent		2006	2005
Net sales	$34.7	$39.2	$(4.5)	(12)%	(12)%	8%	12%
Segment loss	(3.0)	(3.8)	0.8	19	20	nm	nm

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
nm	Not meaningful
+	For segment loss, this refers to percentage reduction

The sales decline for the quarter reflected lower volume as a result of 14 percent less active sellers than in the first quarter of 2005. The sales force shortfall was, however, a sequential improvement from a 28 percent year-over-year decrease in the fourth quarter of 2005. The Company is working to achieve an increase in the number of active sellers in large part by capitalizing on a change in its sales force compensation plan that was fully implemented as of April 2005. This new compensation system provides for override commissions on group sales with an emphasis on the earnings opportunity and recruiting new sellers into the business. This along with increased Company sponsored training and an experience based party format are designed to improve future results.

The segment had a significantly reduced loss compared with the first quarter of 2005 in spite of a $1.6 million reduction in the LIFO inventory reserve requirement last year. This was primarily due to lower production and promotional costs, along with a more favorable sales mix.

Tupperware North America is expected to have a single digit decline in sales for the full year and a lower loss than in 2005.

International Beauty

(dollars	in millions)

	2006	2005	Increase		Restated* increase	Positive foreign exchange impact	Percent of total
First Qtr			Dollar	Percent			2006	2005
Net sales	$129.0	$9.9	$119.1	+	+	$0.6	30%	3%
Segment profit	6.0	0.2	5.8	+	+	—	14	—

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison
+	More than 100 percent of total

The sales increase in the first quarter reflected $120 million of sales included due to the acquisition of Sara Lee Corporation’s direct selling businesses in December 2005. The largest market in the segment, Fuller Mexico, accounts for more than half of sales and achieved strong sales growth from higher volume versus 2005. Most of the other units in the segment had sales decreases in the quarter, with the largest decline from lower volume sold by the businesses in the Philippines.

Segment profit reflected the same factors as sales, along with a $6.1 million negative impact from amortization expense primarily associated with intangible assets recorded in purchase accounting for acquired sales force relationships.

Significant progress was made during the first quarter transitioning these acquired businesses into Tupperware Brands. Nutrimetics Australia is introducing a new experience-based party format and compensation plan adjustments similar to BeautiControl North America, which should capitalize on growth opportunities there. Additionally, in South America, progress has been made in laying the ground work for front end synergies and in combining back-office functions between the existing Tupperware and acquired businesses to gain cost efficiencies.

BeautiControl North America

(dollars	in millions)

	2006	2005	Increase		Restated* Increase	Percent of total
First Qtr			Dollar	Percent		2006	2005
Net sales	$35.5	$34.6	$0.9	3%	2%	8%	11%
Segment Profit	3.8	2.8	1.0	36	36	9	7

*	Restated refers to the exclusion of the impact of foreign exchange rates on the comparison

BeautiControl North America sales volume increased slightly in the quarter reflecting a year-over-year active sales force size advantage. The Company estimates that the quarterly sales comparison was negatively impacted by 6 percentage points due to an additional week last year and therefore four calendar month ends in the first quarter of fiscal 2005 versus three calendar months ends in fiscal 2006.

Recruiting remained strong at BeautiControl North America as the Company is in the midst of a Spring recruiting campaign which is currently the second largest in the history of the company, with last year being the largest.

For the first quarter, profit increased one million dollars, resulting in an 11 percent return on sales due to a favorable sales mix and lower costs throughout the value chain.

BeautiControl North America is expected to have a double-digit sales increase with an improved return on sales in 2006.

Financial Condition

Liquidity and Capital Resources Working capital increased to $240.9 million as of April 1, 2006, compared with $218.0 million as of the end of 2005. The increase in net working capital reflected an increase in trade and non-trade amounts receivable as well as an increase in the inventory level. The increase in trade accounts receivable was largely a result of the timing of sales at the end of the quarter, particularly in Europe. The Christmas and New Year holiday season normally leads to lower sales at the end of each fiscal year compared with the end of the first quarter. The increase in inventories was from an increase in stock in preparation for significant May promotional periods in both Europe and North America. The increase in non-trade amounts receivable was for an amount due from Sara Lee Corporation for the settlement of certain acquisition-related obligations as well as an increase in recoverable foreign value added taxes. Additionally, in the first quarter, the Company made a withholding tax payment of approximately $80 million on behalf of Sara Lee Corporation in Mexico in connection with the Company’s acquisition of Sara Lee’s direct selling business there. This payment had no impact on net working capital as the reduction in accrued liabilities largely mirrored the reduced cash balance. The Company expects to make payments in the second quarter of 2006, of approximately $24 million related to the International Beauty acquisition.

As of April 1, 2006, under its credit agreement that expires in December 2010, the Company had $191.8 million available under its $200 million revolving facility. The Company’s 7-year term loan is also outstanding under this credit agreement, which contains reasonable and customary covenants that are outlined in Note 12 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay its current dividend.

In addition to its committed revolving facility, the Company had about $120 million available under other uncommitted lines of credit as of April 1, 2006. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. While the current downturns in the Company’s German, Japanese and Tupperware United States

businesses have impacted the ability of these markets to contribute operating cash flows to the Company, they have not resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The debt-to-total capital ratio at the end of the first quarter was 67.8 percent compared with 69.1 percent at the end of 2005. Total capital is defined as total debt plus shareholders’ equity. The decrease in total debt from year end reflected the Company’s voluntary $10.0 million prepayment on its term loan obligation, as well as the increase in shareholders’ equity resulting from the positive operating results during the quarter and a generally weaker U.S. dollar.

Operating Activities

Net cash provided by operating activities for the first quarter of 2006 was $4.2 million compared with $7.3 million in the comparable 2005 period. A significant difference between the periods was a $15.0 million increase in accounts receivable versus a $2.3 million decrease in the 2005 period. Similar to the balance sheet comments above, this impact was largely from Europe as a result of the timing of the Easter holiday period in Europe. In 2005, Easter was at the end of the first quarter and resulted in a lower level of sales approaching quarter end as compared with 2006. Also contributing was a increase in income taxes paid.

These declines were nearly offset by a much lower decrease in accounts payable and accrued liabilities. The lower decline was due to the timing of year end in 2005. In 2005, the Company’s fiscal year ended on December 31 as opposed to December 25 for the 2004 fiscal year end. The Company made higher year end payments on current payables in 2005 than 2004, and therefore paid lower amounts in the first quarter of the current year.

Investing Activities

During the first quarters of 2006 and 2005, the Company spent $12.4 million and $9.4 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. The increase in 2006 was primarily due to the inclusion of the acquired International Beauty operations and investments in manufacturing efficiency, largely in the Asia Pacific and Mexico segment. Full year 2005 capital expenditures are expected to be about $70 million. Also included in investing activities was $79.8 million of withholding tax payment made on behalf of Sara Lee Corporation in connection with the Company’s acquisition of Sara Lee Corporation’s direct selling business. The Company agreed to make this payment on behalf of Sara Lee. The Company anticipates making additional payments of approximately $24 million in connection with the acquisition. This amount includes additional tax payments to be made on behalf of Sara Lee Corporation, as well as payments directly to Sara Lee Corporation in settlement of certain acquisition adjustments.

The Company also received proceeds related to the sale of certain property, plant and equipment. For the first quarter of 2006, the proceeds were primarily from the sale of automobiles in markets where the Company purchases vehicles to offer to some of its sales force members as an incentive award. The 2005 proceeds were primarily generated by the receipt of an insurance payout related to property damaged by a hurricane in the third quarter of 2004 and proceeds from the Company’s ongoing program to sell land for development near its Orlando, Florida headquarters. Cumulative proceeds from the Company’s program to sell land for development, which began in 2002, are expected to be up to $125 million by the end of 2009, including $43 million received through the end of the first quarter of 2006. Proceeds for full year 2006 are expected to be about $20 million with about $6 million of that being received in the second quarter.

Financing Activities

Dividends paid to shareholders were $13.3 million and $12.9 million in the first quarter of 2006 and 2005, respectively. Proceeds received from the exercise of stock options were $3.0 million and $10.9 million for the first quarter of 2006 and 2005, respectively. The corresponding shares were issued out of the Company’s balance held in treasury. During the quarter, the Company made a voluntary prepayment of $10.0 million on its 7-year term loan, which left a balance of $735 million at the end of the first quarter of 2006.

New Pronouncements

Refer to Note 1 to the consolidated financial statements for a discussion of new pronouncements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. The Company’s 7-year term loan carries a variable interest rate and in December 2005 and January 2006, the Company entered into swap agreements to fix the rate on approximately half of the debt until 2009 and later, at a rate of approximately 6.3 percent. If short-term interest rates varied by 10 percent, the Company’s first quarter and annual interest expense would be impacted by approximately $0.7 million and $2.7 million, respectively.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced but the Company currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. As of April 1, 2006, the cumulative loss was about $0.2 million. The change in the cumulative loss in the first quarter of 2006 was a net gain of $0.2 million.

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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company’s most significant exposure is to the euro, it also has significant exposure to the Mexican peso.

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with these instruments certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecasted payments.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions were to sell Australian dollars, $33.6 million; euro, $85.9 million; Swiss francs, $25.0 million and Japanese yen, $18.7 million and to buy Mexican pesos $23.8 million and Korean won $16.2 million. In agreements to buy foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware® products and the Company currently estimates that it will utilize approximately $85 million of resins during 2006. A 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales in the high single-digit million dollar range as compared with the prior year and in the first quarter of 2006, the Company estimates its cost of sales was negatively impacted by approximately two million as compared with the first quarter of 2005. The Company manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments and general economic conditions, such as interest rate increases in the Orlando real estate market.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements contained in this report that are not based on historical facts are forward-looking statements. Risks and uncertainties may cause actual results to differ materially from those projected in forward-looking statements. The risks and uncertainties include successful recruitment, retention and activity levels of the Company’s independent sales force; disruptions caused by the introduction of new distributor operating models or sales force compensation systems; success of new products and promotional programs; the ability to obtain all government approvals on and generate profit from land development; the success of buyers in attracting tenants for commercial development; economic and political conditions generally and foreign exchange risk in particular; increases in plastic resin prices; the introduction of beauty product lines outside the United States; the costs and covenant restrictions associated with financing the acquisition of new businesses and the disruption caused by taking focus from on-going lines of business to integrate acquired businesses into the organization; disruptions with the integrated direct access strategies; integration of non-traditional product lines into Company operations; and other risks discussed in Item 1A, Risk Factors, as well as the Company’s consolidated financial statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the Securities and Exchange Commission. The Company does not intend to regularly update forward-looking information.

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

PART II

OTHER INFORMATION

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing the Company. Other events that the Company does not currently anticipate or that the Company currently deem immaterial also may affect results of operations and financial condition.

Sales Force Factors

The Company’s products are marketed and sold through the direct selling method of distribution, in which products are primarily marketed and sold by a sales force made up of independent contractors to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large force of sales personnel. On average, the Company must recruit 100% of its sales force on an annual basis. The recruitment and retention of sales force members is dependent upon the competitive environment among direct sellers and upon the general labor market, unemployment levels, general economic conditions, and demographic and cultural changes in the workforce. The motivation of the sales force is dependent in part upon the effectiveness of compensation and promotional programs of the Company, the competitiveness of the same compared with other direct selling companies, the introduction of new products, and the ability to advance through the sales force structure.

The Company’s sales are directly tied to the activity levels of the sales force, which in large part is a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the size of the average sales per product demonstration, the size of sales level per sales force members and the mix of high-margin and low margin products sold at product demonstrations and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow the revenue base of the Company and perceive that the independent sales force system is at risk of being phased out.

Legal and Regulatory Issues

The Company’s business may also be affected by the actions of governments to restrict the activities of direct selling companies for various reasons, including the limitation on the ability of direct selling companies to operate through direct sales without the involvement of a traditional retail channel. Foreign governments may also seek to require that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export quotas and restrictions on repatriation of foreign earnings may negatively affect the Company’s international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the part of the direct selling companies. The U.S. Federal government may impose restrictions on the Company’s ability to engage in business in a foreign country in connection with the foreign policy of the United States.

Product Safety

The materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes and the ingredients used in cosmetics or personal care, and causing harm to human health. It is the Company’s policy to use only those materials or ingredients which are approved by relevant regulatory authorities for contact with food or skin or ingested by consumers, as applicable.

General Business Factors

The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes and political instability may have a significant impact on the willingness or ability of consumers to attend product demonstrations or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum-based products, may have an impact on the availability or profitability of the Company’s plastic products. The Company is also subject to frequent counterfeiting and intellectual property infringement, which may be difficult to police and prevent, dependent upon the enforceability of foreign laws affording protection to Company property. Other risks, as discussed in Forward-Looking Statements above, may be relevant to performance as well.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
1/1/06 – 2/4/06	—	—	n/a	n/a
2/5/06 – 3/4/06	14,297	$21.22	n/a	n/a
3/5/06 – 4/1/06	—	—	n/a	n/a

Total	14,297	$21.22	n/a

(a)	Represents common stock surrendered to the Company as settlement of $0.3 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 6. Exhibits

(a)	Exhibits

	(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

	(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

	(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

	(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President
and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida

May 10, 2006