Form 10-Q
period 2006-07-01
TUPPERWARE BRANDS CORP
filed 2006-08-10
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended July 1, 2006

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

As of August 7, 2006, 60,692,109 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)	13 Weeks Ended
	July 1, 2006	July 2, 2005
Net sales	$438.6	$320.4
Cost of products sold	152.4	109.7

Gross margin	286.2	210.7

Delivery, sales and administrative expense	242.0	174.9
Re-engineering and impairment charges, net	0.6	1.2
Gains on disposal of assets	—	—

Operating income	43.6	34.6

Interest income	2.3	0.9
Other income	—	0.2
Interest expense	14.6	4.3
Other expense	(0.3)	(0.3)

Income before income taxes	31.6	31.7
Provision for income taxes	6.4	4.0

Net income	$25.2	$27.7

Earnings per share:
Basic	$0.41	$0.46
Diluted	$0.41	$0.46

Weighted-average shares outstanding:
Basic	60.2	59.4
Diluted	61.2	60.5

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)	26 Weeks Ended July 1, 2006	27 Weeks Ended July 2, 2005
Net sales	$862.3	$646.8
Cost of products sold	300.6	224.2

Gross margin	561.7	422.6

Delivery, sales and administrative expense	483.2	350.5
Re-engineering and impairment charges, net	2.7	7.2
Gains on disposal of assets	—	3.4

Operating income	75.8	68.3

Interest income	4.6	1.5
Other income	—	0.3
Interest expense	27.8	8.6
Other expense	0.2	—

Income before income taxes	52.4	61.5
Provision for income taxes	11.2	9.9

Net income	$41.2	$51.6

Earnings per share:
Basic	$0.68	$0.87
Diluted	$0.67	$0.86

Weighted-average shares outstanding:
Basic	60.1	59.1
Diluted	61.2	60.1

Dividends per common share	$0.44	$0.44

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)	July 1, 2006	December 31, 2005
Assets
Cash and cash equivalents	$51.1	$181.5
Accounts receivable, net of allowances of $19.4 million at July 1, 2006 and $17.2 million at December 31, 2005	142.1	125.8
Inventories	240.4	235.1
Deferred income tax benefits, net	63.7	66.8
Non-trade amounts receivable	36.0	32.9
Prepaid expenses	28.1	24.5

Total current assets	561.4	666.6

Deferred income tax benefits, net	179.1	168.4
Property, plant and equipment	1,173.7	1,149.8
Less accumulated depreciation	(924.4)	(895.3)

	249.3	254.5

Long term receivables, net of allowances of $18.8 million at July 1, 2006 and $17.9 million at December 31, 2005	36.5	37.3
Other intangible assets	238.3	261.3
Goodwill	298.8	309.9
Other assets, net	34.6	36.1

Total assets	$1,598.0	$1,734.1

Liabilities and Shareholders’ Equity
Accounts payable	$102.3	$105.7
Short-term borrowings and current portion of long-term debt	0.6	1.1
Accrued liabilities	227.9	341.8

Total current liabilities	330.8	448.6
Long-term debt	720.2	750.5
Accrued postretirement benefit costs	36.0	35.3
Other liabilities	165.4	164.2
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	24.0	22.0
Subscriptions receivable	(12.1)	(12.7)
Retained earnings	589.6	577.4
Treasury stock, 1,675,604 shares at July 1, 2006 and 1,935,746 shares at December 31, 2005, at cost	(44.7)	(51.7)
Accumulated other comprehensive loss	(211.8)	(200.1)

Total shareholders’ equity	345.6	335.5

Total liabilities and shareholders’ equity	$1,598.0	$1,734.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	26 Weeks Ended July 1, 2006	27 Weeks Ended July 2, 2005
Operating Activities:
Net income	$41.2	$51.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.0	24.4
Amortization of deferred gains, restricted stock compensation and other	0.7	—
Amortization of debt issuance costs	1.8	0.1
Net loss (gain) on disposal of assets	1.6	(3.2)
Provision for bad debts	2.2	2.2
Net impact of writedown of inventories and change in LIFO reserve	1.9	(4.2)
Increase in net deferred income taxes	(8.8)	(1.1)
Stock option expense	1.3	1.4
Changes in assets and liabilities:
Accounts receivable	(15.8)	2.6
Inventories	(6.5)	(8.7)
Non-trade amounts receivable	(1.3)	2.0
Prepaid expenses	(2.0)	(7.9)
Other assets	1.7	(0.9)
Accounts payable and accrued liabilities	4.3	(27.4)
Income taxes payable	(9.8)	9.1
Other liabilities	1.9	1.0
Net cash impact from hedging activity	(2.2)	1.9
Other	0.4	0.1

Net cash provided by operating activities	50.6	43.0

Investing Activities:
Capital expenditures	(24.9)	(18.3)
Purchase of International Beauty, net of acquired cash	(103.5)	—
Proceeds from disposal of property, plant and equipment	1.7	7.1

Net cash used in investing activities	(126.7)	(11.2)

Financing Activities:
Dividend payments to shareholders	(26.6)	(26.0)
Proceeds from exercise of stock options	4.2	21.0
Proceeds from payments of subscriptions receivable	0.3	0.4
Repayment of long-term debt	(30.0)	—
Net change in short-term debt	(1.0)	(0.5)
Excess tax benefit recognized upon exercise of stock options	0.1	0.5

Net cash used in by financing activities	(53.0)	(4.6)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	(4.4)

Net change in cash and cash equivalents	(130.4)	22.8
Cash and cash equivalents at beginning of year	181.5	90.9

Cash and cash equivalents at end of period	$51.1	$113.7

Supplemental Disclosure:
Loans settled with common stock	$0.3	$2.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and subsidiaries (including International Beauty which was acquired on December 5, 2005), collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2005 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s fiscal year ends on the last Saturday of December, and as a result, the 2005 fiscal year contained 53 weeks and the 2006 fiscal year will contain 52 weeks. The first half of 2006 contained 26 weeks compared with 27 weeks in the first half of 2005.

Certain prior year amounts have been reclassified to conform with current year presentation.

These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company’s opinion, reflect all adjustments including normal recurring items that are necessary to present fairly the results for interim periods. Certain information and note disclosures normally included in the statement of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from these estimates.

Stock-Based Compensation: Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options outstanding as of December 31, 2005 and granted prior to December 29, 2002, when the Company began recognizing in income the fair value of all newly issued stock-based compensation awards under SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005. Stock based compensation expense also includes the cumulative effect of estimating forfeitures as part of the fair value measurement that the Company previously accounted for based on actual activity. This change had no material impact on results of operations.

In 2005, the SEC Staff offered its views on how companies should address non-substantive vesting conditions, such as retirement eligibility provisions, of share-based payment awards under FAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issue to Employees. Under FAS 123 and APB 25, it specifies that awards are vested when the employee’s retention of the award is no longer contingent on providing subsequent service. The SEC clarified this provision to specify that this would be the case for awards issued to employees who are or become retirement eligible during the vesting period when the award provides for accelerated vesting upon retirement. However, the prevalent accounting for this situation had been to recognize the compensation cost over the nominal vesting period (the vesting terms of the award). Companies that had been using this method were advised to continue doing so until adopting the provisions under FAS 123(R). Upon adoption of 123(R), any new grants going forward are to be recognized as compensation immediately if issued to individuals who are already retirement eligible, or vest over the period of time the individuals will become retirement eligible if it is prior to the nominal vesting period of the grant. The Company estimates the impact of using this vesting approach for its 2006 grants will be to accelerate recognition of approximately $1.5 million compensation expense in the fourth quarter.

The table below summarizes the impact on results of operations for the respective periods ended July 1, 2006 of expensing, under the provisions of SFAS 123(R), unvested options granted prior to December 29, 2002:

(in millions, except per share data)	13 Weeks Ended July 1, 2006	26 Weeks Ended July 1, 2006
Stock-based compensation expense	$0.2	$0.4
Income tax benefit	(0.1)	(0.1)

Net decrease in net income	$0.1	$0.3

Decrease in income per common share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

SFAS 123 (R) requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the year to date ended July 1, 2006, the Company generated excess tax benefits from option exercises of $0.1 versus $0.5 million for the first half of 2005.

Additionally, prior to the Company’s adoption of SFAS 123(R), unearned compensation was presented as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, unearned compensation was reclassified as additional paid-in-capital on the balance sheet.

The following table illustrates the pro forma effect on net income and earnings per common share for the respective periods ended July 2, 2005 as if the Company had applied the fair value method to measure all stock-based compensation, as required under the disclosure provisions of SFAS 123:

(in millions, except per share data)	13 Weeks Ended July 2, 2005	27 Weeks Ended July 2, 2005
Net income, as reported	$27.7	$51.6
Deduct: Incremental stock-based compensation expense determined under the SFAS 123 fair value method, net of tax	(0.2)	(0.5)

Pro forma net income	$27.5	$51.1

Earnings per common share:
Basic – as reported	$0.46	$0.87

Basic – pro forma	$0.46	$0.86

Diluted – as reported	$0.46	$0.86

Diluted – pro forma	$0.45	$0.85

In November 2005, the FASB issued FSP No. SFAS 123(R) – 3, Transition Election Related to Accounting for the Tax Effects of Share-Based Compensation, which provides a short-cut method for calculating the pool of windfall tax benefits on adoption of SFAS 123(R). SFAS 123(R)-3 was effective January 1, 2006. The Company has evaluated both methods for calculating the pool of windfall tax benefits and chosen the provisions outlined in SFAS 123(R). The adoption of such will not have a material impact on the Consolidated Financial Statements.

See Note 6 “Stock-Based Compensation” for further details.

Note 2: Business Acquisition

On December 5, 2005, Tupperware acquired 100 percent of the net assets of the direct selling businesses of Sara Lee Corporation and included these businesses in the International Beauty segment. See Note 10 for a description of the full composition of the International Beauty segment. The acquired businesses sell a wide variety of consumable products, primarily color cosmetics, skin care, fragrances and toiletries in 18 countries in Latin America and Asia Pacific, Southern Africa and Europe under the brand names House of Fuller, Nutrimetics, NaturCare, Avroy Shlain, Nuvo Cosmeticos and Swissgarde through a sales force of approximately 900,000 independent consultants. This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products. The results of operations for the acquired businesses are included in the Company’s Consolidated Statement of Income for the second quarter and year to date 2006.

The Company continues to finalize certain closing date adjustments with the seller, as well as the allocation of income tax adjustments. Therefore the allocation of the purchase price and the valuation of assets and liabilities remain subject to refinement. The Company also anticipates an adjustment to the goodwill balance recorded at July 1, 2006 as it continues to execute re-engineering plans related to the elimination of duplicate functions. The total net year to date adjustment was a $0.6 million decrease primarily related to adjustment of estimated amounts in connection with restructuring actions related to acquired entities, as well as settlement of allocation amounts with Sara Lee Corporation. The Company believes that future adjustments will not be material. Additionally, the net year to date adjustment to goodwill and intangibles related to foreign currency translation was $10.5 million.

The aggregate amortization expense for the second quarter 2006, for intangibles acquired with International Beauty, was $6.1 million, while year to date expense was $12.1 million. The Company did not have any amortization expense related to intangibles in the first or second quarter of 2005.

The unaudited condensed pro forma consolidated statements of income for the second quarter and year to date 2005, assuming the acquisition of International Beauty as of the beginning of fiscal 2005 were as follows:

(in millions)	13 Weeks Ended July 2, 2005	27 Weeks Ended July 2, 2005
Net sales	$447.6	$888.9
Operating income	50.5	92.6
Net income from continuing operations	32.0	57.0
Net income from continuing operations per common share:
Basic	$0.53	$0.96
Diluted	$0.53	$0.95

Note 3: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the 13 and 26 weeks ended July 1, 2006 were $19.3 million and $37.5 million, respectively, compared with costs for the 13 and 27 weeks ended July 2, 2005 of $13.8 million and $27.2 million, respectively.

Note 4: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and sales force compensation expenses included in delivery, sales and administrative expense for the 13 and 26 weeks ended July 1, 2006 were $67.0 million and $128.2 million, respectively, compared with expenses for the 13 and 27 weeks ended July 2, 2005 of $57.0 million and $115.7 million, respectively.

Note 5: Inventories

	July 1, 2006	Dec. 31, 2005
	(in millions)
Finished goods	$160.8	$161.4
Work in process	18.8	18.5
Raw materials and supplies	60.8	55.2

Total inventories	$240.4	$235.1

During 2005, the Company engaged in efforts to lower inventory levels in advance of the capacity shift made under its re-engineering initiative discussed in Note 9 to the consolidated financial statements. As a result, LIFO inventory was reduced prior to implementation of the capacity shift to a level requiring the reduction of the LIFO inventory reserve for the first quarter of 2005 by $1.6 million. With the implementation of the capacity shift in second quarter, U.S. production was further reduced and resulted in an additional $3.7 million reduction in the LIFO inventory reserve.

Note 6: Stock-Based Compensation

Incentive Plan. On May 17, 2006 the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2006 Incentive Plan (the “2006 Incentive Plan”), which is intended to provide flexibility to the Company in its ability to attract, motivate and retain the services of the participants under such plan. The 2006 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. The total number of shares available for grant under the 2006 Incentive Plan as of July 1, 2006, was 4,585,710 of which 1,212,344 could be issued in the form of restricted stock and 1,197,500 could be used for Performance Awards.

Other than for options, on 157,118 shares exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding unvested options generally vest in one-third increments on the anniversary of the grant date in each of the following three years however, certain options granted in 2000 and 2001 vest seven years after the date of grant. The vesting of these options may be accelerated if certain stock price appreciation goals are attained. For the 26 weeks ended July 1, 2006, no such acceleration had occurred. At July 1, 2006 options of this type to purchase 1,432,061 shares were outstanding of which, options to purchase 536,381 shares were vested. The remainder of the options will vest in November 2008, or earlier.

All outstanding options have exercise periods that are 10 years from the date of grant and outstanding restricted shares have initial vesting periods ranging from 1 to 3 years. Under the plan, awards that are canceled or expire are added back to the pool available shares.

Director Plan. On May 17, 2006 the Company’s shareholders also approved amendments to the Tupperware Brands Corporation Director Stock Plan (“Director Stock Plan”). The amendments expand the types of awards that may be issued under the Director Stock Plan to include restricted stock and restricted stock unit awards and authorize the Compensation and Governance Committee of the Board of Directors to grant equity-based awards in amounts and with terms and conditions that permit the Company to attract and retain qualified directors.

Under the Director Stock Plan non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director on the date of the Company’s annual meeting of shareholders receives a stock grant in such form and amount as may be determined by the Compensation and Governance Committee of the Board of Directors. The number of shares authorized for grant under the Director Plan and the number of shares available for grant as of July 1, 2006, were 600,000 and 287,928, respectively.

Through 2002, the Company accounted for its stock-based compensation under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective with fiscal 2003, the Company began accounting for those plans using the fair-value-based method of accounting for stock options under the provisions of SFAS 123 prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123. Awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period.

Compensation expense associated with stock options and restricted stock grants for the 13 and 26 weeks ended July 1, 2006 was $1.0 million and $2.5 million, respectively, compared with expense of $0.9 million and $1.7 million for the 13 and 27 weeks ended July 2, 2005, respectively.

There were no stock option grants in the first half of 2006, but if there had been such grants their fair values would have been estimated using the Black-Scholes option-pricing model with the following assumptions:

	13 Weeks Ended July 1, 2006	13 Weeks Ended July 2, 2005	26 Weeks Ended July 1, 2006	27 Weeks Ended July 2, 2005
Dividend yield	4.0%	4.8%	4.0%	4.8%
Expected volatility	27.2%	38.0%	27.2%	38.0%
Risk-free interest rates	5.0%	3.8%	5.0%	3.8%
Expected lives (in years)	6	6	6	6

The following table summarizes activity under the Company’s equity incentive plans for the 13 weeks and 26 weeks ended July 1, 2006:

Stock Options	Shares subject to option	Weighted average option price per share	Options exercisable at end of period	Weighted average exercise price per share
Balance at December 31, 2005	8,991,201	$19.76	6,770,383	$20.10
Granted	—	—
Expired / Forfeited	(437,296)	40.93
Exercised	(242,072)	17.54

Balance at July 1, 2006	8,311,833	$18.71	6,123,253	$18.71

Restricted Stock			Shares outstanding	Shares available for issuance
Balance at December 31, 2005			432,000	22,844
Granted			10,000	(10,000)
2006 Incentive Plan			18,000	1,197,500
Vested			—	—
Forfeited			(2,000)	2,000

Balance at July 1, 2006			458,000	1,212,344

Stock Options Outstanding As of July 1, 2006	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life	Average exercise price	Shares	Average exercise price
$ 4.23 - $12.68	55,850	3.8	$9.75	55,850	$9.75
$12.69 - $16.90	2,653,639	5.2	$15.77	1,546,249	$15.79
$16.91 - $21.13	4,364,617	4.2	$19.18	3,993,793	$19.25
$21.14 - $33.80	1,237,727	6.0	$23.94	527,361	$24.15

	8,311,833	4.8	$18.71	6,123,253	$18.71

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended July 1, 2006	13 Weeks Ended July 2, 2005	26 Weeks Ended July 1, 2006	27 Weeks Ended July 2, 2005
Net income	$25.2	$27.7	$41.2	$51.6

Weighted-average shares of common stock outstanding	60.2	59.4	60.1	59.1
Common equivalent shares:
Assumed exercise of outstanding dilutive options	1.0	1.1	1.1	1.0

Weighted-average common and common equivalent shares outstanding	61.2	60.5	61.2	60.1

Basic earnings per share	$0.41	$0.46	$0.68	$0.87

Diluted earnings per share	$0.41	$0.46	$0.67	$0.86

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	1.7	1.2	1.7	1.8

Note 8: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended July 1, 2006	13 Weeks Ended July 2, 2005	26 Weeks Ended July 1, 2006	27 Weeks Ended July 2, 2005
Net income	$25.2	$27.7	$41.2	$51.6
Foreign currency translation adjustments	(18.6)	(19.4)	(9.7)	(31.0)
Deferred gain (loss) on cash flow hedges, net of tax (benefit) provision of $0.4 and $(2.2) million for the second quarter 2006 and 2005, respectively, and $1.6 and $(2.0) million for the comparable year-to-date periods	0.7	(3.9)	2.9	(3.5)
Net equity hedge (loss) gain, net of tax (benefit) provision of $(4.8) and $5.3 million for the second quarter 2006 and 2005, respectively, and $(6.2) and $7.8 million for the comparable year-to-date periods	(8.5)	9.5	(11.1)	13.9
Minimum pension liability, net of tax provision (benefit) of $0.1 and $(1.7) million for the second quarter 2006 and 2005, respectively, and $0.2 and $(1.7) million for the comparable year-to-date periods	0.3	(3.1)	0.7	(3.1)

Comprehensive income	$(0.9)	$10.8	$24.0	$27.9

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 11, “Derivative Instruments and Hedging Activities”.

Note 9: Re-engineering Costs

The Company recorded $0.6 million and $2.7 million in re-engineering and impairment charges during the second quarter and first half of 2006, respectively. The charges were for severance costs to reduce headcount in the Company’s Canada, Belgium, Argentina and Philippines operations along with $0.3 million of the second quarter charge related to asset impairment in the Philippines manufacturing operation. A majority of the reductions were the result of the Company’s decision to stop manufacturing Tupperware® products as well as the elimination of administrative positions in the Philippines.

In 2005, re-engineering and impairment charges of $1.2 million for the quarter and $7.2 million year-to-date were primarily related to severance costs incurred to reduce headcount in the Company’s Hemingway, South Carolina manufacturing facility. The Company also included $1.3 million in costs of products sold in the first half of 2005 ($1.2 million in the second quarter) related to machinery relocation costs in connection with a shift in capacity from the South Carolina manufacturing facility to other worldwide manufacturing facilities.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of July 1, 2006 and December 31, 2005 were as follows (in millions):

	July 1, 2006	December 31, 2005
Beginning year balance	$1.7	$1.9
Provision	2.6	17.2
Accrual adjustments	—	(0.5)
Cash expenditures:

Severance	(3.0)	(9.3)
Other	—	(1.0)
Non-cash impairments	(0.3)	(6.6)
Translation impact	—	—

End of period balance	$1.0	$1.7

The accrual adjustment in 2005 related to the resolution of a litigation claim. The remaining accrual at July 1, 2006 related primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be paid out by the end of 2006.

Note 10: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. The Company’s reportable segments include the following businesses:

Europe Asia Pacific and Mexico North America	Primarily food storage, preparation and serving containers, professional kitchen tools, microwave cookware and educational toys marketed under the Tupperware® brand worldwide.

BeautiControl North America	Premium cosmetics and skin care products marketed under the BeautiControl® brand in North America.

International Beauty	Primarily beauty and personal care products mainly in Latin America and Asia Pacific under the brand names House of Fuller®, Nutrimetics®, NaturCare®, Avroy Shlain®, Nuvo Cosmeticos® and Swissgarde®.

As a result of changes in the Company’s management structure effective with the beginning of the 2006 fiscal year, the Company reorganized its operating segments. The International Beauty segment includes the acquired businesses operated primarily under the brand names noted above as well as the Company’s Tupperware operations in Central and South America and the Philippines. These operations were previously included in the Company’s Latin America and Asia Pacific reporting segments, respectively. The Company’s Tupperware and BeautiControl operations in Mexico are now included in the Asia Pacific and Mexico segment; they were previously included in the Latin America reporting segment. With the movement of Central and South America as well as Mexico, the Company no longer has a Latin America reporting segment. There was no change to the Company’s Europe, North America or BeautiControl North America segments. The bulk of depreciation and amortization, capital expenditures and identifiable assets previously included in Latin America are now included in the Asia Pacific and Mexico segment. This change in structure did not have a material impact on other segment reporting and prior period data has been reclassified to reflect this change. International BeautiControl operations continue to be reported in the applicable geographic segments.

Worldwide sales of beauty and personal care products totaled $169.1 million and $328.6 million for the 13 and 26 weeks ended July 1, 2006, respectively, compared with sales of $45.7 million and $83.6 million for the 13 and 27 weeks ended July 2, 2005, respectively.

(In millions)	13 Weeks Ended July 1, 2006	13 Weeks Ended July 2, 2005	26 Weeks Ended July 1, 2006	27 Weeks Ended July 2, 2005
Net sales:
Europe	$141.3	$145.4	$301.4	$324.7
Asia Pacific and Mexico	80.3	76.2	144.7	139.7
North America	42.5	47.3	77.2	86.5
BeautiControl North America	39.1	41.1	74.6	75.7
International Beauty	135.4	10.4	264.4	20.2

Total net sales	$438.6	$320.4	$862.3	$646.8

Segment profit (loss):
Europe	$23.4	$30.4	$53.7	$68.9
Asia Pacific and Mexico (a)	13.0	8.5	17.4	11.4
North America (b)	(0.9)	0.6	(3.9)	(3.2)
BeautiControl North America	4.1	3.6	7.9	6.4
International Beauty (c)	12.6	0.7	18.6	0.9

Total segment profit	52.2	43.8	93.7	84.4

Unallocated expenses	(7.7)	(7.5)	(15.4)	(12.0)
Other income (d)	—	—	—	3.4
Re-engineering and impairment charges (e)	(0.6)	(1.2)	(2.7)	(7.2)
Interest expense, net	(12.3)	(3.4)	(23.2)	(7.1)

Income before income taxes	$31.6	$31.7	$52.4	$61.5

(a)	Second quarter 2005 included $0.5 million of machinery relocation costs incurred in connection with shift of capacity from Hemingway, South Carolina to other manufacturing facilities.
(b)	Second quarter 2005 included $3.7 million reduction of LIFO inventory reserve requirements from shift of capacity from Hemingway, South Carolina to other manufacturing facilities which report inventory on the FIFO basis of accounting. It also included $0.6 million of machinery relocation costs ($0.7 million year to date.)
(c)	Second quarter and year to date 2006 included $6.2 million and $12.3 million, respectively, for the amortization of acquired intangible assets and depreciation on written up fixed assets.
(d)	Year to date 2005 included a $3.4 million pretax gain from the sale of land held for development near the Company’s Orlando, Florida headquarters.
(e)	Year to date 2006 re-engineering and impairment charges of $2.7 included $2.4 million primarily related to severance costs incurred to reduce headcount in the Company’s Canada, Belgium and Philippines operations, of which $0.3 million was incurred in the second quarter. In addition, $0.3 million related to asset impairment in the Philippines manufacturing operation, all of which was recorded in the second quarter. In 2005, re-engineering and impairment charges of $1.2 million for the quarter and $7.2 million year to date were primarily related to severance costs incurred to reduce headcount in the Company’s Hemingway, South Carolina manufacturing facility.

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

In December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The agreements call for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.81 percent. This agreement combined with a contractual 150 basis point spread gives the Company an all-in effective rate of approximately 6.3 percent on these borrowings. The swap agreements expire in 2009 through 2012. These agreements have been designated as cash flow hedges with interest payments designed to match the interest payments under the term loan due in 2012. The impact of these agreements is recorded in interest expense. The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the second quarter and year to date ended July 1, 2006 and July 2, 2005 was immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of July 1, 2006, the cumulative loss was approximately $0.2 million and the impact to net interest expense for the second quarter and year-to-date ended July 1, 2006 and July 2, 2005 was immaterial..

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other accumulated comprehensive loss will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of July 1, 2006 and December 31, 2005, the balance in other accumulated comprehensive loss resulting from cash flow hedging activities was $2.1 million and ($0.8) million net of tax, respectively. The changes in the balance in other accumulated comprehensive loss were net gains (losses) of $2.9 million and ($3.5) million year to date 2006 and 2005, respectively (see Note 8 to the consolidated financial statements). The ineffective portion in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the second quarter of 2006 and 2005, the Company recorded, in comprehensive income, net (losses) gains associated with these hedges of ($8.5) million and $9.5 million, respectively, compared with the first half of 2006 and 2005 net (losses) gains of $(11.1) million and $13.9 million, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of July 1, 2006 were to sell Australian dollars, $35.1 million; euro, $48.7 million; Swiss francs, $30.0 million and Japanese yen, $16.8 million and to buy Mexican pesos $62.3 million. In agreements to buy foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures.

Note 12: Debt

As of July 1, 2006, under its credit agreement that expires in December 2010, the Company had a revolving line of credit totaling $200 million, with availability of $183.7 million. The agreement contains reasonable and customary covenants that could restrict the Company’s ability to borrow, to pay dividends, acquire its own stock or make capital investments in its business. The primary covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The covenant restrictions include adjusted covenant earnings and net worth measures that are non-GAAP. The non-GAAP measures may not be comparable to similarly titled measures used by other entities and exclude unusual, non-recurring gains, certain non-cash charges and changes in accumulated other comprehensive income. Discussion of these measures is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.05 through September 29, 2007 at which point the requirement begins increasing annually after the end of each fiscal third quarter until it reaches 1.50 after the end of the third quarter of 2010. The leverage ratio must be below 3.75 through September 29, 2006 at which point the required ratio declines to 3.50 through September 29, 2007. The required ratio continues to decline annually after the end of each following fiscal third quarter until it reaches 2.50 in 2009. The Company’s fixed charge and leverage ratios at the end of the second quarter of 2006 were 1.44 and 2.99 respectively.

The adjusted net worth requirement was $293.5 million as of July 1, 2006. The requirement increases quarterly by 50 percent of the Company’s consolidated net income. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the second quarter was $357.3 million.

The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. As such, amounts for the second quarter include the sum of amounts from the third and fourth quarters of 2005 plus the first and second quarters of 2006. The agreement also specifies adjustments to be made to account for the acquired entities in the periods prior to their acquisition on December 5, 2005. These adjustments are separately shown below and are not included in the Company’s financial results in accordance with generally accepted accounting principles.

	Tupperware Brands Corporation	Adjustment for Acquired Entities	Total
Adjusted covenant earnings
Net income	75.0	3.8	78.8
Add:
Depreciation and amortization	64.4	0.9	65.3
Gross interest expense	78.3	(26.2)	52.1
Provision for income taxes	(9.3)	31.1	21.8
Pretax non-cash re-engineering and impairment charges	8.0	—	8.0
Pretax impact of accounting Change	0.8	—	0.8
Cash tax receipt specified in agreement	—	15.0	15.0
Other	—	1.8	1.8
Deduct:
Gain on Orlando land sales	0.6	—	0.6
Reduction of LIFO reserve from capacity shift	1.8	—	1.8

Total adjusted covenant earnings	214.8	26.4	241.2

Gross interest expense	78.3	(26.2)	52.1
Less amortization of debt costs	1.8	0.8	2.6

Equals cash interest	76.5	(27.0)	49.5

Capital expenditures	58.6	(5.6)	53.0
Less amount excluded per agreement	0.8	—	0.8

Equals adjusted capital expenditures	57.8	(5.6)	52.2

Fixed charge coverage ratio
Adjusted covenant earnings			241.2
Less:
Adjusted capital expenditures			52.2
Cash taxes paid			40.4

Subtotal			92.6

Divided by sum of:
Scheduled debt payments			1.2
Dividend payments			52.8
Cash interest			49.5

Subtotal			103.5

Fixed charge coverage ratio			1.44

Consolidated total debt			720.8
Divided by adjusted covenant earnings			241.2
Leverage ratio			2.99

12 months ended July 1, 2006
Adjusted net worth (in millions)
Minimum adjusted net worth required
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005	20.6
Plus increases from equity issuances	4.5

Adjusted net worth required	$293.5

Company’s adjusted net worth
Total shareholders’ equity as of July 1, 2006	$345.6
Less changes in accumulated other comprehensive loss after December 31, 2005	11.7

Adjusted net worth	$357.3

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the second quarter and year to date ended July 1, 2006 and July 2, 2005 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$1.4	$1.3	$0.2	$0.3	$2.9	$2.6	$0.5	$0.5
Interest cost	1.6	1.4	1.0	0.9	3.3	2.9	1.9	1.8
Expected return on plan assets	(0.3)	(0.9)	—	—	(0.5)	(1.8)	—	—
Net amortization and (deferral)	(0.2)	(0.3)	0.4	0.3	(0.5)	(0.1)	0.7	0.6

Net periodic benefit cost	$2.5	$1.5	$1.6	$1.5	$5.2	$3.6	$3.1	$2.9

Note 14: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 15: Income Taxes

The effective tax rate in the second quarter 2006 of 20.3 percent was higher than the 12.6 percent in 2005 primarily due to the net impacts of foreign and domestic tax audits and an adjustment required by domestic and foreign transfer pricing regulations last year as well as the inclusion in 2006 of the acquired International Beauty operations which currently carry a higher effective tax rate. It also reflected a decline in deferred tax assets related to changes in U.S. federal and state tax law changes enacted in the second quarter 2006. These reductions in assets increased the second quarter’s provision for income taxes by $2.5 million. A change in the U.S. tax treatment of certain foreign income is expected to result in a full year benefit of approximately two million, about half of which is reflected in the second quarter of 2006. The Company’s effective tax rates for both years are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits along with low foreign effective tax rates.

Note 16: New Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. SFAS 151 was effective January 1, 2006. The adoption of SFAS 151 had no impact on the Company’s consolidated financial statements.

As of June 30, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes was issued in its final version. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. Tpperware’s accounting for its income tax contingency reserves are not based on the provisions of FIN 48 because its financial statements for the 27 weeks ended July 1, 2006 have been issued without the early adoption of the provisions of the Interpretation. The Company is currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company does not expect a material impact on the Consolidated Financial Statements.

As of June 30, 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits” (“EITF 06-2”). EITF 06-2 clarifies that that for employers offering a compensated sabbatical leave program that (a) requires the completion of a requisite service period and (b) for which the benefit does not increase for additional years of service should record compensation cost over the requisite service period. This standard is effective for fiscal years beginning after December 15, 2006 and should be applied through a cumulative effect adjustment to retained earnings with the option of retrospective adoption. The Company does not currently offer paid sabbatical leave benefits and as such, is not currently impacted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 26 weeks ended July 1, 2006 compared with the 14 and 27 weeks ended July 2, 2005 and changes in financial condition during the 26 weeks ended July 1, 2006. The Company’s fiscal year ends on the last Saturday of December and as a result the 2005 fiscal year contained 53 weeks as compared with 52 weeks for fiscal 2006. The first half of 2006 contained 26 weeks compared with 27 weeks in the first half of 2005.

The Company’s primary means of distributing its product is through independent sales organizations and individuals, which are also its customers in many cases. The majority of the Company’s products are in turn sold to end customers who are not members of the sales forces. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Overview

	13 weeks ended July 1, 2006	13 weeks ended July 2, 2005	Change		Change excluding foreign exchange		Foreign exchange impact
Net sales	$438.6	$320.4	36.9%		36.8%		$0.2
Gross margin	65.3%	65.8%	(0.5	)pp	—		—
Operating income	$43.6	$34.6	26.0%		30.5%		$(1.2)
Net income	25.2	27.7	(9.0)		(9.5)		0.1

	26 weeks ended July 1, 2006	27 weeks ended July 2, 2005	Change		Change excluding foreign exchange		Foreign exchange impact
Net sales	$862.3	$646.8	33.3%		35.6%		$(11.1)
Gross margin	65.1%	65.3%	(0.2	)pp	0.2	pp	(0.4	)pp
Operating income	$75.8	$68.3	11.0%		13.1%		$(1.3)
Net income	41.2	51.6	(20.2)		(16.6)		(2.2)

Net income decreased for both the second quarter and first half of 2006. Though the Company benefited from the inclusion of operating results generated by acquired entities, the benefit was offset by higher interest expense and amortization of intangibles. For the second quarter, unallocated corporate expenses were about flat as the impact of higher public relations costs was offset by acquisition costs expensed in the second quarter of 2005 during the early stages of the Company’s consideration of what ultimately became its acquisition of International Beauty. These costs were later capitalized as a component of the International Beauty acquisition cost. The spending on public relations was higher in 2006 in an effort to build awareness of the Company and its sales force earnings opportunity.

Unallocated corporate expenses were up for the year to date reflecting foreign exchange expense of about $0.5 million versus income of about the same amount in 2005 as well as the higher public relations costs noted above. Additionally, 2005 included a gain on euro options that the Company utilized as an economic hedge of its European net equity and cash flows. Despite the economic benefit, some of these contracts did not qualify for hedge accounting and were classified as speculative. As such, fair value adjustments were recorded as a component of net income. The Company has no such instruments outstanding in the current year. See Note 11 to the Consolidated Financial Statements for a discussion of the Company’s current derivative positions.

Within the segments, there was a significant improvement in sales primarily due to the contribution of acquired entities of $126 million for the quarter and $247 million for the first half of 2006 (see Note 10 to the consolidated financials). Excluding the contribution from the acquired units, sales were down slightly. Profitability was up in the Asia Pacific and Mexico, mainly from improvement in Japan, and BeautiControl North America segments. Profitability decreased in Europe due to lower sales volume and an unfavorable sales mix, along with higher operating expenses. Tupperware North America had a small loss in 2006 versus a small profit in 2005, reflecting the inclusion of $3.1 million of income in the 2005 results associated with a lower LIFO inventory reserve requirement in connection with the Company’s shift in capacity to international facilities last year less costs of transporting equipment to other facilities. Other elements of gross margin and operating expenses improved in 2006 for North America.

The significant changes to the Company’s balance sheet in the first half of 2006, related to the payment of $103.5 million associated with the International Beauty acquisition and an increase in the accumulated other comprehensive loss primarily related to weakening of foreign currencies versus the U.S. dollar. Cash flow from operating activities in the first half was up eight million dollars versus the 2005 period, reflecting an increase in payables and accruals in 2006, versus a decrease in 2005 associated with the timing of the Company’s fiscal year end, partially offset by an increase in receivables in 2006, mainly associated with the timing of sales during June in Europe and North America and some higher past dues from distributors. Additionally, taxes payable were down approximately $10 million in the first half of 2006 versus an increase of $9 million in 2005 primarily due to refunds received in the first half of last year and the timing of estimated payments in the current year.

A $10 million and $20 million prepayment in the first quarter and second quarter, respectively, were made on the Company’s term loan bringing debt down to $720.8 million at the end of the quarter. Along with higher equity, this resulted in a debt to total capital ratio of 67.6 percent at the end of the second quarter compared with 69.1 percent at the end of 2005.

Net Sales

The primary contributor to sales growth was the acquired units in the International Beauty segment, which contributed $126 million in the second quarter 2006.

Asia Pacific and Mexico increased seven percent in local currency driven primarily by higher volume from improved productivity in Japan and Korea and solid volume growth in the key emerging markets of China, India and Indonesia, which were up 24 percent.

Other segments were down in sales versus 2005 with Europe’s decline of 3 percent in local currency impacted by decreased sales volume including $3.3 million lower business-to-business sales, North America down 10 percent due to a lower sales volume as a result of a lower number of sellers and BeautiControl North America down five percent due to lower sales to new sales consultants. Though Europe sales were down, the emerging markets of Russia, Turkey and Poland were up 55 percent in local currency.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with the primary contributor to sales growth being the acquired units in the International Beauty segment, which contributed $246 million in the first half of 2006. Asia Pacific and Mexico showed a modest increase which was more than offset by Europe, Tupperware North America and BeautiControl North America.

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

The Company incurred $0.6 million of costs in the second quarter, half of which was for headcount reductions in Argentina and the other half related to asset impairments due to the first quarter cessation of production of Tupperware products at the Company’s manufacturing facility in the Philippines. The facility remains active as a distribution facility. For the year to date period, $2.7 million was incurred primarily for headcount reductions.

Gross Margin

Gross margin as a percentage of sales was approximately 65 percent in the second quarters of 2006 and 2005. Despite an increase in resin costs overall margin was about flat with last year and included substantial improvement in North America as a result of improved capacity utilization stemming from the re-engineering of the South Carolina manufacturing facility and a shift of production capacity to other Company facilities. This benefit was realized despite the lower sales volume. Additionally, the Company’s beauty segment sales generated a slightly higher margin than the Tupperware segments and accounted for a higher proportion of sales due to the inclusion of the acquired businesses with BeautiControl achieving a two percentage point improvement versus 2005.

Offsetting these improvements were lower margins in Europe and Asia Pacific and Mexico that were largely a result of lower business-to-business sales, lower margins on those sales and investment in pricing and mix to stimulate consumer and sales force activity, primarily in Germany. Additionally, there was $2.5 million of income in the 2005 results associated with a lower LIFO inventory reserve requirement in the United States in connection with the Company’s shift in capacity to international facilities last year net of costs to transfer manufacturing equipment.

For the six months ended July 1, 2006 and July 2, 2005, the gross margin rate was approximately 65 percent and largely reflected the items impacting the second quarter comparison.

As discussed in Note 3 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) as a percentage of sales was approximately 55 percent for the second quarter of 2006 and 2005. DS&A was up about half a point compared with last year due to the inclusion in the second quarter of 2006 of $6.2 million of amortization expense related to the independent sales forces acquired with International Beauty and a change in the mix of sales from the Company’s segments towards those that incur higher DS&A expense as a percentage of sales. These negative factors were partially offset by lower promotion and distribution costs, particularly in Asia Pacific and Mexico and BeautiControl North America. Specific segment impacts are discussed in the segment results section.

For the year-to-date period, the DS&A percentage increased from 54 percent in 2005 to 56 percent in the current year. The two percentage point increase was primarily due to the inclusion of $12.3 million of amortization expense primarily related to the independent sales forces acquired with International Beauty and higher first quarter unallocated corporate expenses. It also reflects a higher ratio of operating expense to sales in the acquired entities.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense increased $8.9 million in the second quarter of 2006 compared with the second quarter of 2005 largely due to the increased debt used to finance the Company’s acquisition of the Sara Lee direct selling businesses. There was also some impact from generally higher interest rates and the higher company specific borrowing spreads resulting from the reduction of the Company’s credit ratings at the end of last year.

The $16.1 million increase in the 2006 year-to-date period was due to the same factors as the quarterly comparison. The Company expects full year net expense to be $47 to $48 million.

Tax Rate

The overall effective tax rate of 20.3 percent in the second quarter of 2006 increased from 12.6 percent in the comparable 2005 period. The increase in the rate reflected the net impacts of foreign and domestic tax audits and an adjustment required by domestic and foreign transfer pricing regulations last year as well as the inclusion of the acquired International Beauty operations which currently carry a higher effective tax rate. It also reflected a decline in deferred tax assets related to changes in state tax laws. The prior year rate reflected the net favorable impact of foreign and domestic tax audits and an adjustment required by transfer pricing regulations. The year to date rate of 21.4 percent was higher than the same period in 2005 by about five percentage points due largely to the impact of the above mentioned items as well as the recording of a valuation allowance for certain foreign net operating loss carryforwards for which realization was no longer considered more likely than not. A full year effective tax rate of approximately 22.0 percent is currently projected. The actual and projected effective tax rates are below the United States statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates. The slight increase in the full year projection from the second quarter rate was largely a result of expected land sales in the remainder of the year that will be reflected at the higher U. S. statutory rate.

Net Income

Net income for the quarter decreased largely due to an incremental $8.9 million in interest expense primarily related to the acquisition financing for International Beauty and $6.2 million of amortization and depreciation expense primarily related to the independent sales forces acquired with International Beauty. These were offset by the operating results of the acquired entities and improved profitability in BeautiControl North America and Asia Pacific and Mexico. Contributing to the decline was the increased tax rate discussed earlier that was largely offset by lower re-engineering costs than in 2005.

The Company currently anticipates recording pretax gains of $11.5 million for second half 2006 land sales, of which $9.5 million is foreseen in the third quarter. Additionally during the third quarter, the Company anticipates the settlement of an insurance claim related to Hurricane Charley for a pretax gain between $3 and $4 million.

For the year-to-date period, net income also decreased. Similar to the quarter, the decrease was largely due to an incremental $15.2 million in interest expense primarily related to the acquisition financing for International Beauty, $12.3 million of amortization and depreciation expense primarily related to the independent sales forces acquired with International Beauty and a negative impact from foreign currency exchange rates. Like the second quarter these were offset by improved profitability in BeautiControl North America and Asia Pacific and Mexico. Additionally, there was a $3.4 million pretax gain on the sale of land for development near the Company’s Orlando, Florida headquarters in 2005 compared with no land sales in the current year. This amount was included in gains on disposal of assets in the Company’s income statement. Specific segment profitability is discussed in the segment results section.

International operations in the second quarter generated 83 percent and 74 percent of sales and 94 percent and 90 percent of net segment profit in 2006 and 2005, respectively. For the year to date periods, international operations generated 84 percent and 76 percent of sales in 2006 and 2005, respectively, and 96 percent of net segment profit in each period.

The Company generated 39 percent of second quarter’s sales from its beauty brand segments, with the remaining 61 percent coming from its Tupperware brand segments, while year to date 38 percent was generated from its beauty segments with the remaining coming from its Tupperware brand segments.

Segment Results

As a result of changes in the Company’s management structure effective with the beginning of the 2006 fiscal year, the Company has reorganized its operating segments. See Note 10 to the consolidated financials for a discussion of changes. All prior period information has been reclassified to reflect this change.

Europe

					Change excluding the impact		Foreign
					of foreign		exchange		Percent of total
	2006	2005	Change		exchange		impact		2006	2005
Second Qtr
Net sales	$141.3	$145.4	(2.8)%		(3.2)%		$0.5		32.2	45.4
Segment profit	23.4	30.4	(23.0)		(23.0)		—		44.8	69.4
Segment profit as percentage of sales	16.6%	20.9%	(4.3	)pp	(4.6	)pp	0.3	pp	NA	NA

Year-to-Date
Net sales	$301.4	$324.7	(7.2)%		(3.8)%		$(11.4)		35.0	50.2
Segment profit	53.7	68.9	(22.0)		(18.9)		(2.5)		57.3	81.6
Segment profit as percentage of sales	17.8%	21.2%	(3.4	)pp	(0.4	)pp	(3.0	)pp	NA	NA

Sales declined three percent or $4.1 million due to approximately $3.0 million less business-to-business sales than last year. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

The emerging markets of Russia, Turkey and Poland grew 55 percent in local currency sales. Russia was the strongest contributor with sales growth over 80 percent and a return on sales greater than 20 percent. Additionally, the Tupperware South Africa business achieved a significant increase on a larger and more productive sales force.

Germany, the largest market in Europe, ended the quarter with a smaller sales force size and lower sales force productivity versus the end of 2005’s second quarter, which negatively impacted sales.

Segment profit was down 23 percent as reported and in local currency, reflecting lower sales, higher operating costs and an unfavorable sales mix in Germany. The higher operating costs were primarily related to efforts to grow and re-engage the sales force.

Net sales for the year-to-date period were down four percent excluding the negative impact of foreign currency of $11.4 million and down seven percent as reported. The variances for the year to date were largely in line with those of the quarter and included decreased business-to-business activity of $6.8 million versus the prior year. There was a large sales volume decline in Germany in the first half of 2006 as well, but this was mainly offset by a good first quarter increase in France from its larger, more productive sales force and significant year-to-date increases in Russia and South Africa.

Asia Pacific and Mexico

					Change excluding the impact		Foreign
					of foreign		exchange		Percent of total
	2006	2005	Change		exchange		impact		2006	2005
Second Qtr
Net sales	$80.3	$76.2	5.3%		7.2%		$(1.3)		18.3	23.8
Segment profit	13.0	8.5	52.1		50.7		0.1		24.9	19.4
Segment profit as percentage of sales	16.2%	11.2%	5.0	pp	6.3	pp	(1.3	)pp	NA	NA

Year-to-Date
Net sales	$144.7	$139.7	3.6%		4.9%		$(1.6)		16.8	21.6
Segment profit	17.4	11.4	52.1		48.7		0.3		18.6	13.5
Segment profit as percentage of sales	12.0%	8.2%	3.9	pp	4.9	pp	(1.0	)pp	NA	NA

Second quarter sales were up five percent or $4.1 million and seven percent in local currency. The key emerging markets of China, India and Indonesia were up 24 percent primarily due to increased volume. China was a significant contributor with growth of over 40 percent from last year with a return on sales of more than 15 percent.

Japan had its second consecutive quarterly increase in sales following nine quarters of decline. This increase was achieved through an increase in active sellers along with higher sales force productivity. Effective training of the sales force and programs to stimulate direct selling, as opposed to wholesale buying, have led to these positive trends in Japan.

Sales increases from the emerging markets and Japan as well as the segments other markets were partially offset by lower sales in Australia.

The dramatic increase in second quarter segment profit was a reflection of the sales increase as well as a decline in operating expenses and lower strategic investment costs. It also reflects the 2005 inclusion of a $1.4 million one-time promotional accrual adjustment in Japan.

The year-to-date sales and profit variances largely mirrored those of the second quarter.

North America

					Change excluding the impact		Foreign
					of foreign		exchange		Percent of total
	2006	2005	Change		exchange		impact		2006	2005
Second Qtr
Net sales	$42.5	$47.3	(10.2)%		(11.1)%		$0.5		9.7	14.8
Segment (loss) profit	(0.9)	0.6	-		-		—		—	1.4
Segment profit as percentage of sales	—	1.3%	(3.4	)pp	(4.6	)pp	(1.2	)pp	NA	NA

Year-to-Date
Net sales	$77.2	$86.5	(10.8)%		(11.5)%		$0.7		9.0	13.4
Segment loss	(3.9)	(3.2)	(23.7)		(21.5)		(0.1)		—	—
Segment profit as percentage of sales	—	—	(1.4	)pp	(2.4	)pp	(1.0	)pp	NA	NA

-	Refers to a negative number in the current year versus a positive number in the prior year.

The sales decline for the quarter reflected lower volume as a result of 18 percent less active sellers than in the second quarter of 2005. This was the second quarter in a row of a lower sequential year over year decline in sales. The Company is working to achieve an increase in the number of active sellers in large part by capitalizing on a change in its sales force compensation plan that was fully implemented as of April 2005 and should more fully mature by the end of 2006. This new compensation system provides for override commissions on group sales with an emphasis on the earnings opportunity and recruiting new sellers into the business. This along with increased Company sponsored training and an experience based party format are designed to improve future results.

The segment had a second quarter loss compared with a profitable second quarter in 2005. This was primarily due to $3.1 million of income primarily associated with a lower LIFO inventory reserve requirement last year. Other elements of gross margin improved in 2006 compared with 2005, as did distribution expenses.

The year-to-date sales and profit variances largely mirrored those of the second quarter.

BeautiControl North America

					Change excluding the impact		Foreign
					of foreign		exchange		Percent of total
	2006	2005	Change		exchange		impact		2006	2005
Second Qtr
Net sales	$39.1	$41.1	(4.7)%		(5.0)%		$—		8.9	12.8
Segment profit	4.1	3.6	13.4		12.5		—		7.9	8.2
Segment profit as percentage of sales	10.5%	8.8%	1.7	pp	1.7	pp	—		NA	NA

Year-to-Date
Net sales	$74.6	$75.7	(1.4)%		(1.6)%		$0.1		8.7	11.7
Segment profit	7.9	6.4	23.5		23.0		0.1		8.4	7.6
Segment profit as percentage of sales	10.6%	8.5%	2.1	pp	2.0	pp	(0.1	)pp	NA	NA

BeautiControl North America sales volume decreased in the quarter reflecting lower sales to new recruits. Both the total and active sales force were up over last year with the sales leadership pipeline of “directors in qualification” hitting a record high entering the third quarter. Recruiting remained strong as the Company completed a Spring recruiting campaign which was the second largest in the history but behind last year’s Spring campaign. Additionally, 2005’s second quarter sales were up 36 percent versus 2004.

For the second quarter, profit increased 13 percent, resulting in continuation of a double digit return on sales due to a favorable sales mix and lower promotion and commission expense.

Year-to-date sales and profit was in line with the discussion related to the second quarter.

International Beauty

					Change excluding the impact		Foreign
					of foreign		exchange		Percent of total
	2006	2005	Change		exchange		impact		2006	2005
Second Qtr
Net sales	$135.4	$10.4	+		+		$0.5		30.9	3.2
Segment profit	12.6	0.7	+		+		—		24.1	1.6
Segment profit as percentage of sales	9.3%	6.7%	2.6	pp	2.3	pp	(0.3	)pp	NA	NA

Year-to-Date
Net sales	$264.4	$20.2	+		+		$1.1		30.7	3.1
Segment profit	18.6	0.9	+		+		(0.1)		19.9	1.1
Segment profit as percentage of sales	7.0%	4.5%	2.6	pp	2.2	pp	(0.4	)pp	NA	NA

+	More than 100 percent of total

The sales increase in the second quarter reflected $126 million of sales included due to the acquisition of Sara Lee Corporation’s direct selling businesses in December 2005. The largest market in the segment, Fuller Mexico, accounts for more than half of sales and achieved sales growth from higher volume versus its 2005 results, which were not part of the Company’s results. Fuller Mexico’s growth was offset primarily by lower sales in the Philippines and South Africa. The prior year results reflect the operations of Tupperware brand businesses in Central and South America and the Philippines. Fuller Mexico’s growth was offset primarily by lower sales in the Philippines and South Africa.

Segment profit reflected the same factors as sales, along with a $6.2 million negative impact from depreciation and amortization expense primarily associated with intangible assets recorded in purchase accounting for acquired sales force relationships.

Year-to-date sales and profit was in line with the discussion related to the second quarter.

Continued progress was made during the second quarter transitioning these acquired businesses into Tupperware Brands. Nutrimetics Australia is introducing a new experience-based party format and compensation plan adjustments similar to BeautiControl North America, which should capitalize on growth opportunities there. Additionally, in South America, progress has been made in combining back-office functions between the existing Tupperware and acquired businesses to gain cost efficiencies.

Financial Condition

Liquidity and Capital Resources Working capital increased to $230.6 million as of July 1, 2006, compared with $218.0 million as of the end of 2005. The most significant changes in working capital reflected the use of $104 million of cash to pay amounts related to the International Beauty acquisition, which was offset by lower accruals, along with $30 million used to voluntarily prepay a portion of the Company’s term loans. There was also an increase in trade accounts receivable, largely a result of the timing of sales at the end of the quarter, particularly in Europe and Tupperware North America, and an increase in past due amounts in certain markets.

As of July 1, 2006 the Company had $183.7 million available under its $200 million revolving facility. The Company’s 7-year term loan contains reasonable and customary covenants that are outlined in Note 12 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay its current dividend.

In addition to its committed revolving facility, the Company had about $120 million available under other uncommitted lines of credit as of July 1, 2006. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. The previously discussed downturn in the Company’s German business has impacted its ability to contribute the same historical level of operating cash flows to the Company and the operating loss in the Tupperware United States business has impacted its ability to contribute operating cash flows. However, neither of these situations has resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The debt-to-total capital ratio at the end of the second quarter was 67.6 percent compared with 69.1 percent at the end of 2005. Total capital is defined as total debt plus shareholders’ equity. The improvement in the ratio was due to the increase in shareholders’ equity resulting from the positive operating results during the quarter and a decrease in total debt. The decrease in total debt from year end reflected the Company’s voluntary $10.0 million prepayment on its term loan obligation in the first quarter and an additional $20.0 million prepayment in the second quarter,

Operating Activities Net cash provided by operating activities for the first half of 2006 was $50.6 million compared with $43.0 million in the comparable 2005 period. A significant difference between the periods was a $6.7 million increase in accounts payable and accrued liabilities in the first half of 2006 versus a $27.4 million decrease in the 2005 period. This impact was largely from a significant pay down of accounts payable at the end of 2005 due to the timing of year end in 2005. In 2005, the Company’s fiscal year ended on December 31 as opposed to December 25 for the 2004 fiscal year end. This increase in cash flow was largely offset by an $18.2 million increase in accounts receivable in 2006, versus a small decrease in 2005. Additionally, taxes payable were down approximately $10 million in the first half of 2006 versus an increase of $9 million in 2005 primarily due to refunds received in the first half of last year and the timing of estimated payments in the current year.

Investing Activities During the first half of 2006 and 2005, the Company spent $24.9 million and $18.3 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. The increase in 2006 was primarily due to the inclusion of the acquired International Beauty operations and investments in manufacturing efficiency, largely in the Asia Pacific and Mexico segment. Full year 2006 capital expenditures are expected to be about $70 million. Also included in investing activities was $103.5 million paid in connection with the International Beauty acquisition, including a $79.8 million withholding tax payment made on behalf of Sara Lee Corporation. The Company anticipates making minor payments in connection with the acquisition during the remainder of 2006.

The Company also received proceeds related to the sale of certain property, plant and equipment. For the second quarter of 2006, the proceeds were primarily from the sale of automobiles in markets where the Company purchases vehicles that were offered to its sales force members as an incentive award. The 2005 proceeds were primarily generated by the receipt of an insurance payout related to property damaged by a hurricane in the third quarter of 2004 and proceeds from the Company’s ongoing program to sell land for development near its Orlando, Florida headquarters. Cumulative proceeds from the Company’s program to sell land for development, which began in 2002, are expected to be up to $125 million by the end of 2009, including $43 million received through the end of the second quarter of 2006. Proceeds for full year 2006 are expected to be about $12 million generating $9.5 million of pre-tax income, all in the third quarter. One transaction has already closed in the third quarter with proceeds of $6 million resulting in a net gain of approximately $4.5 million. Additionally, the Company expects to sell excess property in Australia in the fourth quarter generating a gain of approximately $2 million.

Financing Activities Dividends paid to shareholders were $26.6 million and $26.0 million in the first half of 2006 and 2005, respectively. Proceeds received from the exercise of stock options were $4.2 million and $21.0 million for the first half of 2006 and 2005, respectively. The corresponding shares were issued out of the Company’s balance held in treasury. During the first six months, the Company made voluntary prepayments of $30.0 million on its 7-year term loan, which left a balance of $715.0 million at the end of the second quarter of 2006.

New Pronouncements

Refer to Note 1 and 16 to the consolidated financial statements for a discussion of new pronouncements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. The Company’s 7-year term loan carries a variable interest rate and in December 2005 and January 2006, the Company entered into swap agreements to fix the rate on approximately half of the debt until 2009 and later, at a rate of approximately 6.3 percent. If short-term interest rates varied by 10 percent, the Company’s second quarter and year to date interest expense would have been impacted by approximately $0.7 million and $1.4 million, respectively.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced but the Company currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. As of July 1, 2006, the cumulative loss was about $0.2 million with no change in the second quarter of 2006.

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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved. The Company’s most significant exposure is to the euro and it also has significant exposure to the Mexican peso.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions were to sell Australian dollars, $35.1 million; euro, $48.7 million; Swiss francs, $30.0 million and Japanese yen, $16.8 million and to buy Mexican pesos $62.3. In agreements to buy foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware® products and the Company currently estimates that it will utilize $85 to $90 million of resins during 2006. A 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales in the high single-digit million dollar range as compared with the prior year and in the first half of 2006, the Company estimates its cost of sales was negatively impacted by approximately $3 million as compared with the first half of 2005. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments and general economic conditions, such as interest rate increases in the Orlando real estate market.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales force;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in our markets, including social, economic, political and competitive uncertainties;

•	the impact of substantial currency fluctuations on the results of our foreign operations and the cost of sourcing foreign products and the success of our foreign hedging and risk management strategies;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development;

•	the costs and covenant restrictions associated with financing the acquisition of new businesses and the disruption caused by taking focus from on-going lines of business to integrate acquired businesses into the organization;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, operations or Company representatives by foreign governments;

•	the Company’s access to financing; and

•	other risks discussed in Item 1A, Risk Factors, as well as the Company’s consolidated financial statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) ) that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s second quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

PART II

OTHER INFORMATION

Item 1A. Risk Factors

The risks and uncertainties described below are not the only ones facing the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect results of operations and financial condition.

Sales Force Factors

The Company’s products are marketed and sold through the direct selling method of distribution, in which products are primarily marketed and sold by a sales force made up of independent contractors to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large force of sales personnel to compensate for a high turnover rate. The recruitment and retention of sales force members is dependent upon the competitive environment among direct sellers and upon the general labor market, unemployment levels, general economic conditions, and demographic and cultural changes in the workforce. The motivation of the sales force is dependent in part upon the effectiveness of compensation and promotional programs of the Company, the competitiveness of the same compared with other direct selling companies, the introduction of new products, and the ability to advance through the sales force structure.

The Company’s sales are directly tied to the activity levels of its sales force, which in large part is a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per product demonstration, the amount of sales per sales force member and the mix of high-margin and low margin products sold at product demonstrations and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow the revenue base of the Company and perceive that the independent sales force system is at risk of being phased out.

Legal and Regulatory Issues

The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the U.S., but such regulations are in the early stages of development and it is not possible to gauge the impact or the effective date at this time.

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

General Business Factors

The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes and political instability may have a significant impact on the willingness or ability of consumers to attend product demonstrations or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based products, may have an impact on the availability or profitability of the Company’s plastic products. The Company is also subject to frequent counterfeiting and intellectual property infringement, which may be difficult to police and prevent, dependent upon the enforceability of foreign laws affording protection to Company property. Other risks, as discussed in Forward-Looking Statements above, may be relevant to performance as well.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
4/2/06 – 5/6/06	—	—	NA	NA
5/7/06 – 6/3/06	815	20.57	NA	NA
6/4/06 – 7/1/06	—	—	NA	NA

Total	815	20.57

(a)	Represents common stock surrendered to the Company as settlement of $0.02 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 annual meeting of shareholders of the Registrant occurred on May 17, 2006. The matters described under (b) below were voted upon:

(a)	Directors elected at the annual meeting for a three year term expiring 2009: Kriss Cloninger III, Joe R. Lee, Bob Marbut, David R. Parker and J. Patrick Spainhour

Directors continuing to serve after the annual meeting are as follows:

Directors whose term expires in 2007:
E.V. Goings, Joyce M. Roche´ and M. Anne Szostak

Directors whose term expires in 2008:
Catherine A. Bertini, Rita Bornstein, Ph.D., Clifford J. Grum, Angel R. Martinez and Robert J. Murray

(b) Annual Meeting votes:

	For	Against or Withheld	Abstain	Broker Non-Votes
(1) To elect the following Directors to three year terms expiring in 2009: Kriss Cloninger III Joe R. Lee Bob Marbut David R. Parker J. Patrick Spainhour	53,989,823 52,366,807 41,161,372 52,388,699 53,980,467	1,087,378 2,710,394 13,915,829 2,688,502 1,096,734	— — — — —	— — — — —

(2) To ratify the appointment of PricewaterhouseCoopers LLP as Tupperware’s independent accountants for 2006	54,049,499	940,944	86,758	—

(3) To approve the amendment of the Tupperware Brands Corporation Director Stock Plan	41,302,598	5,491,546	223,415	8,059,642

(4) To approve the Tupperware Brands Corporation 2006 Incentive Plan	35,544,066	11,251,603	221,890	8,059,642

Item 6. Exhibits

(a) Exhibits

(10.1)	Tupperware Brands Corporation 2006 Incentive Plan (incorporated by reference to Exhibit 10.1 to Tupperware’s Current Report on Form 8-K filed May 17, 2006)

(10.2)	Fourth Amendment to Tupperware Brands Corporation Director Stock Plan (incorporated by reference to Exhibit 10.2 to Tupperware’s Current Report on Form 8-K filed May 17, 2006)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President
and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida

August 10, 2006