Form 10-Q
period 2006-09-30
TUPPERWARE BRANDS CORP
filed 2006-11-09
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 30, 2006

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

As of November 7, 2006, 60,491,492 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	September 30, 2006	October 1, 2005
Net sales	$394.9	$270.7
Cost of products sold	140.0	100.5

Gross margin	254.9	170.2

Delivery, sales and administrative expense	243.8	161.1
Re-engineering and impairment charges, net	2.1	0.6
Gains on disposal of assets	11.0	—

Operating income	20.0	8.5

Interest income	2.4	0.7
Other income	—	0.2
Interest expense	13.6	7.3
Other expense	0.4	0.5

Income before income taxes	8.4	1.6
Benefit from income taxes	4.7	1.0

Net income	$13.1	$2.6

Earnings per share:
Basic	$0.22	$0.04
Diluted	$0.22	$0.04

Weighted-average shares outstanding:
Basic	60.2	59.6
Diluted	60.9	60.9

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)	39 Weeks Ended September 30, 2006	40 Weeks Ended October 1, 2005
Net sales	$1,257.2	$917.5
Cost of products sold	440.6	324.7

Gross margin	816.6	592.8

Delivery, sales and administrative expense	727.0	511.6
Re-engineering and impairment charges, net	4.8	7.8
Gains on disposal of assets	11.0	3.4

Operating income	95.8	76.8

Interest income	7.0	2.2
Other income	—	0.5
Interest expense	41.4	15.9
Other expense	0.6	0.5

Income before income taxes	60.8	63.1
Provision for income taxes	6.5	8.9

Net income	$54.3	$54.2

Earnings per share:
Basic	$0.90	$0.91
Diluted	$0.89	$0.90

Weighted-average shares outstanding:
Basic	60.2	59.3
Diluted	61.1	60.4

Dividends per common share	$0.66	$0.66

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)	September 30, 2006	December 31, 2005
Assets
Cash and cash equivalents	$55.4	$181.5
Accounts receivable, net of allowances of $21.1 million at September 30, 2006 and $17.2 million at December 31, 2005	150.7	125.8
Inventories	248.3	235.1
Deferred income tax benefits, net	64.0	66.8
Non-trade amounts receivable	39.2	32.9
Prepaid expenses	24.9	24.5

Total current assets	582.5	666.6

Deferred income tax benefits, net	180.6	168.4
Property, plant and equipment	1,194.5	1,149.8
Less accumulated depreciation	(948.9)	(895.3)

	245.6	254.5

Long term receivables, net of allowances of $19.4 million at September 30, 2006 and $17.9 million at December 31, 2005	38.4	37.3
Other intangible assets	240.3	261.3
Goodwill	305.6	309.9
Other assets, net	38.4	36.1

Total assets	$1,631.4	$1,734.1

Liabilities and Shareholders’ Equity
Accounts payable	$108.0	$105.7
Short-term borrowings and current portion of long-term debt	17.1	1.1
Accrued liabilities	219.7	341.8

Total current liabilities	344.8	448.6

Long-term debt	714.1	750.5
Accrued postretirement benefit costs	35.3	35.3
Other liabilities	171.7	164.2
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	26.1	22.0
Subscriptions receivable	(11.8)	(12.7)
Retained earnings	589.3	577.4
Treasury stock, 1,681,151 shares at September 30, 2006 and 1,935,746 shares at December 31, 2005, at cost	(44.7)	(51.7)
Accumulated other comprehensive loss	(194.0)	(200.1)

Total shareholders’ equity	365.5	335.5

Total liabilities and shareholders’ equity	$1,631.4	$1,734.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	39 Weeks Ended September 30, 2006	40 Weeks Ended October 1, 2005
Operating Activities:
Net income	$54.3	$54.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.1	35.8
Amortization of deferred gains and restricted stock compensation	1.6	—
Amortization of debt issuance costs	2.4	0.1
Net gain on disposal of assets	(9.1)	(2.8)
Provision for bad debts	6.4	4.1
Net impact of writedown of inventories and change in LIFO reserve	4.9	(4.6)
(Increase) decrease in net deferred income taxes	(10.0)	3.6
Stock option expense	2.5	1.9
Termination of interest rate hedge	—	3.1

Changes in assets and liabilities:
Accounts receivable	(26.9)	(14.3)
Inventories	(13.4)	(18.1)
Non-trade amounts receivable	10.3	(2.9)
Prepaid expenses	(0.4)	(4.8)
Other assets	(3.6)	(1.3)
Accounts payable and accrued liabilities	(4.8)	(26.8)
Income taxes payable	(15.4)	1.7
Other liabilities	6.8	(2.8)
Net cash impact from hedging activity	(4.7)	3.8
Termination of interest rate swaps	—	(3.1)
Other	0.4	0.1

Net cash provided by operating activities	57.4	26.9

Investing Activities:
Capital expenditures	(35.9)	(31.0)
Purchase of International Beauty, net of acquired cash	(106.2)	—
Proceeds from disposal of property, plant and equipment	15.5	7.5
Termination of interest rate hedge	—	(3.1)

Net cash used in investing activities	(126.6)	(26.6)

Financing Activities:
Dividend payments to shareholders	(40.0)	(39.1)
Proceeds from exercise of stock options	4.3	24.2
Proceeds from payments of subscriptions receivable	0.4	0.5
Repayment of long-term debt	(35.9)	—
Net change in short-term debt	15.4	0.8

Net cash used in by financing activities	(55.8)	(13.6)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(4.4)

Net change in cash and cash equivalents	(126.1)	(17.7)
Cash and cash equivalents at beginning of year	181.5	90.9

Cash and cash equivalents at end of period	$55.4	$73.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and subsidiaries (including the international beauty units acquired from Sara Lee Corporation on December 5, 2005), collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2005 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s fiscal year ends on the last Saturday of December, and as a result, the 2005 fiscal year contained 53 weeks and the 2006 fiscal year will contain 52 weeks. The first three quarters of 2006 contained 39 weeks compared with 40 weeks in 2005.

Certain prior year amounts have been reclassified to conform with current year presentation.

These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company’s opinion, reflect all adjustments including normal recurring items that are necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in the statement of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Stock-Based Compensation: Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options outstanding as of December 31, 2005 and granted prior to December 29, 2002, when the Company began recognizing in income the fair value of all newly issued stock-based compensation awards under SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005. Stock based compensation expense also includes the cumulative effect of estimating forfeitures as part of the fair value measurement that the Company previously accounted for based on actual activity. This change had no material impact on results of operations.

In 2005, the SEC Staff offered its views on how companies should address non-substantive vesting conditions, such as retirement eligibility provisions, of share-based payment awards under FAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issue to Employees. Under FAS 123 and APB 25, it specifies that awards are vested when the employee’s retention of the award is no longer contingent on providing subsequent service. The SEC clarified this provision to specify that this would be the case for awards issued to employees who are or become retirement eligible during the vesting period when the award provides for accelerated vesting upon retirement. However, the prevalent accounting for this situation had been to recognize the compensation cost over the nominal vesting period (the vesting terms of the award). Companies that had been using this method were advised to continue doing so until adopting the provisions under FAS 123(R). Upon adoption of 123(R), any new grants going forward are to be recognized as compensation immediately if issued to individuals who are already retirement eligible, or vest over the period of time the individuals will become retirement eligible if it is prior to the nominal vesting period of the grant. The Company estimates the impact of using this vesting approach for its 2006 grants will be to accelerate recognition of approximately one million dollars of compensation expense in the fourth quarter.

The table below summarizes the impact on results of operations for the respective periods ended September 30, 2006 of expensing, under the provisions of SFAS 123(R), unvested options granted prior to December 29, 2002:

(in millions, except per share data)	13 Weeks Ended September 30, 2006	39 Weeks Ended September 30, 2006
Stock-based compensation expense	$0.2	$0.7
Income tax benefit	(0.1)	(0.3)

Net decrease in net income	$0.1	$0.4

Decrease in income per common share:
Basic	$0.00	$0.00

Diluted	$0.00	$0.00

SFAS 123 (R) requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow rather than as an operating cash flow as previously required. For year to date ended September 30, 2006 and October 1, 2005, the Company did not generate any excess tax benefits from option exercises.

Additionally, prior to the Company’s adoption of SFAS 123(R), unearned compensation was presented as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, unearned compensation was reclassified as additional paid-in-capital on the balance sheet.

The following table illustrates the pro forma effect on net income and earnings per common share for the respective periods ended October 1, 2005 as if the Company had applied the fair value method to measure all stock-based compensation, as required under the disclosure provisions of SFAS 123:

(in millions, except per share data)	13 Weeks Ended October 1, 2005	40 Weeks Ended October 1, 2005
Net income, as reported	$2.6	$54.2
Add: Stock-based compensation expense included in reported net income, net of tax	0.5	1.7
Deduct: Stock-based compensation expense determined under the SFAS 123 fair value method for all awards, net of tax	(0.8)	(2.5)

Pro forma net income	$2.3	$53.4

Earnings per common share:
Basic – as reported	$0.04	$0.91

Basic – pro forma	$0.04	$0.91

Diluted – as reported	$0.04	$0.90

Diluted – pro forma	$0.04	$0.88

In November 2005, the FASB issued FSP No. SFAS 123(R) – 3, Transition Election Related to Accounting for the Tax Effects of Share-Based Compensation, which provided a short-cut method for calculating the pool of windfall tax benefits on adoption of SFAS 123(R). SFAS 123(R)-3 was effective January 1, 2006. The Company has evaluated both methods for calculating the pool of windfall tax benefits and chosen the provisions outlined in SFAS 123(R) which has not had a material impact on the Company’s financial statements.

See Note 6 “Stock-Based Compensation” for further details.

Note 2: Business Acquisition

On December 5, 2005, Tupperware acquired 100 percent of the net assets of the direct selling businesses of Sara Lee Corporation and originally included these businesses in the International Beauty segment. See Note 10 for a description of the composition of the International Beauty segment. The acquired businesses sell a wide variety of consumable products, primarily color cosmetics, skin care, fragrances and toiletries in 18 countries in Latin America and Asia Pacific, Southern Africa and Europe under the brand names House of Fuller, Nutrimetics, NaturCare, Avroy Shlain, Nuvo Cosmeticos and Swissgarde through a sales force of approximately 800,000 independent consultants. This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products. The results of operations for the acquired businesses are included in the Company’s Consolidated Statement of Income beginning on the acquisition date.

The Company continues to finalize certain closing date adjustments with the seller, as well as the allocation of income tax adjustments. Therefore the allocation of the purchase price and the valuation of assets and liabilities remain subject to refinement. The Company also anticipates an adjustment to the goodwill balance recorded at September 30, 2006 as it continues to execute re-engineering plans related to the elimination of duplicate functions. The net year to date adjustment was a $0.3 million decrease primarily related to estimated amounts in connection with restructuring actions related to acquired entities, as well as settlement of allocation amounts with Sara Lee Corporation. The Company believes that future adjustments will not be material. Additionally, the net year to date adjustment to goodwill and intangibles related to foreign currency translation was a four million dollar decrease.

The aggregate amortization expense for the third quarter 2006, for intangibles related to the Acquired Units’ sales force, was $6.2 million, while year to date expense was $18.4 million. The Company did not have any amortization expense related to intangibles in the first three quarters of 2005.

The unaudited condensed pro forma consolidated statements of income for the third quarter and year to date 2005, assuming the acquisition of International Beauty as of the beginning of fiscal 2005 were as follows:

(in millions)	13 Weeks Ended October 1, 2005	40 Weeks Ended October 1, 2005
Net sales	$384.6	$1,273.5
Operating income	11.0	103.6
Net income from continuing operations	(0.9)	56.0
Net income from continuing operations per common share:
Basic	$(0.02)	$0.94
Diluted	$(0.02)	$0.93

Note 3: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the 13 and 39 weeks ended September 30, 2006 were $18.3 million and $55.7 million, respectively, compared with costs for the 13 and 40 weeks ended October 1, 2005 of $13.0 million and $40.3 million, respectively.

Note 4: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and sales force compensation expenses included in delivery, sales and administrative expense for the 13 and 39 weeks ended September 30, 2006 were $63.0 million and $191.3 million, respectively, compared with expenses for the 13 and 40 weeks ended October 1, 2005 of $51.2 million and $167.0 million, respectively.

Note 5: Inventories

	September 30, 2006	December 31, 2005
	(in millions)
Finished goods	$167.8	$161.4
Work in process	19.5	18.5
Raw materials and supplies	61.0	55.2

Total inventories	$248.3	$235.1

During third quarter 2006, LIFO inventory reserves were reduced approximately one million dollars due to lower inventory levels.

During 2005, the Company engaged in efforts to lower inventory levels in advance of the capacity shift made under its re-engineering initiative discussed in Note 9 to the consolidated financial statements. As a result, LIFO inventory was reduced prior to implementation of the capacity shift to a level requiring the reduction of the LIFO inventory reserve for the first quarter of 2005 by $1.6 million. In the second and third quarter of 2005, the capacity shift resulted in reductions in the LIFO inventory reserve of $3.7 million and $1.5 million, respectively.

Note 6: Stock-Based Compensation

Incentive Plan. On May 17, 2006 the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2006 Incentive Plan (the “2006 Incentive Plan”), which is intended to provide flexibility to the Company in its ability to attract, motivate and retain the services of the participants under such plan. The 2006 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. The total number of shares available for grant under the 2006 Incentive Plan as of September 30, 2006, was 4,632,212 of which 1,208,344 could be issued in the form of restricted stock and 1,197,500 could be used for Performance Awards.

Other than for options on 157,118 shares exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding unvested options generally vest in one-third increments on the anniversary of the grant date in each of the following three years; however, certain options granted in 2000 and 2001 vest seven years after the date of grant. The vesting of these options may be accelerated if certain stock price appreciation goals are attained. For the 39 weeks ended September 30, 2006, no such acceleration had occurred. At September 30, 2006 options of this type to purchase 1,432,061 shares were outstanding of which, options to purchase 536,381 shares were vested. The remainder of these options will vest in November 2008, or earlier.

All outstanding options have exercise periods that are 10 years from the date of grant and outstanding restricted shares have initial vesting periods ranging from 1 to 3 years. Under the plan, awards that are canceled or expire are added back to the pool of available shares.

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

Under the Director Stock Plan, non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director on the date of the Company’s annual meeting of shareholders receives a stock grant in such form and amount as may be determined by the Compensation and Governance Committee of the Board of Directors. The number of shares authorized for grant under the Director Plan and the number of shares available for grant as of September 30, 2006, were 600,000 and 285,228, respectively.

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

Compensation expense associated with stock options and restricted stock grants for the 13 and 39 weeks ended September 30, 2006 was $1.5 million and $3.9 million, respectively, compared with expense of $0.9 million and $2.5 million for the 13 and 40 weeks ended October 1, 2005, respectively.

There were no stock option grants in the first three quarters of 2006, but if there had been such grants their fair values would have been estimated using the Black-Scholes option-pricing model with the following assumptions:

	39 Weeks Ended Sept. 30, 2006	40 Weeks Ended Oct. 1, 2005
Dividend yield	4.3%	4.5%
Expected volatility	26.9%	29.2%
Risk-free interest rates	4.6%	3.9%
Expected lives (in years)	6	6

The following table summarizes activity under the Company’s equity incentive plans for the 13 weeks and 39 weeks ended September 30, 2006:

Stock Options	Shares subject to option	Weighted average option price per share	Options exercisable at end of period	Weighted average exercise price per share
Balance at December 31, 2005	8,991,201	$19.76	6,770,383	$20.10
Granted	—	—
Expired / Forfeited	(488,798)	38.96
Exercised	(246,939)	17.49

Balance at September 30, 2006	8,255,464	$18.69	6,086,153	$18.69

Restricted Stock	Shares outstanding	Shares available for issuance
Balance at December 31, 2005	432,000	22,844
Granted	16,000	(16,000)
2006 Incentive Plan	18,000	1,197,500
Vested	—	—
Forfeited	(4,000)	4,000

Balance at September 30, 2006	462,000	1,208,344

Stock Options Outstanding As of September 30, 2006	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life	Average exercise price	Shares	Average exercise price
$ 4.23 - $12.68	55,850	3.5	$9.75	55,850	$9.75
$12.69 - $16.90	2,643,905	4.9	$15.77	1,538,382	$15.79
$16.91 - $21.13	4,353,917	4.0	$19.18	3,987,560	$19.25
$21.14 - $29.58	1,201,792	6.1	$23.77	504,361	$24.13

	8,255,464	4.6	$18.69	6,086,153	$18.69

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended Sept. 30, 2006	13 Weeks Ended Oct. 1, 2005	39 Weeks Ended Sept. 30, 2006	40 Weeks Ended Oct. 1, 2005
Net income	$13.1	$2.6	$54.3	$54.2

Weighted-average shares of common stock outstanding	60.2	59.6	60.2	59.3
Common equivalent shares:
Assumed exercise of outstanding dilutive options	0.7	1.3	0.9	1.1

Weighted-average common and common equivalent shares outstanding	60.9	60.9	61.1	60.4

Basic earnings per share	$0.22	$0.04	$0.90	$0.91

Diluted earnings per share	$0.22	$0.04	$0.89	$0.90

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	4.8	1.2	2.7	1.6

Note 8: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended Sept. 30, 2006	13 Weeks Ended Oct. 1, 2005	39 Weeks Ended Sept. 30, 2006	40 Weeks Ended Oct. 1, 2005
Net income	$13.1	$2.6	$54.3	$54.2
Foreign currency translation adjustments	28.7	(2.8)	19.0	(33.8)
Deferred gain (loss) on cash flow hedges, net of tax (benefit) provision of $(0.5) and $2.3 million for the third quarter 2006 and 2005, respectively, and $1.1 and $0.3 million for the comparable year-to-date periods	(0.9)	4.1	2.0	0.6
Net equity hedge (loss) gain, net of tax (benefit) provision of $(2.6) and $0.2 million for the third quarter 2006 and 2005, respectively, and $(8.8) and $8.0 million for the comparable year-to-date periods	(4.5)	0.4	(15.6)	14.3
Minimum pension liability, net of tax provision (benefit) of $0.2 and $1.7 million for the year-to-date periods 2006 and 2005, respectively	—	—	0.7	(3.1)

Comprehensive income	$36.4	$4.3	$60.4	$32.2

Accumulated other comprehensive loss is comprised of minimum pension liability, foreign currency translation adjustments and hedge activity as disclosed in Note 11, “Derivative Instruments and Hedging Activities”.

Note 9: Re-engineering Costs

The Company recorded $2.1 million and $4.8 million in re-engineering and impairment charges during the third quarter and year to date period of 2006, respectively. The third quarter charges were primarily for severance costs to reduce headcount (15 heads year to date) in the Company’s Europe segment due to the elimination of a layer of management. The charges for the first half of the year were primarily for headcount reductions (190 heads year to date) in the Company’s Canada, Belgium, Argentina, France and Philippines operations with the majority driven by the Company’s decision to stop manufacturing Tupperware® products in the Philippines.

In 2005, re-engineering and impairment charges of $0.6 million for the quarter were primarily a result of the elimination and shifting of positions in the Japanese manufacturing and distribution facility, while the $7.8 million year-to-date were primarily related to severance costs incurred to reduce headcount in the Company’s Hemingway, South Carolina manufacturing facility. The Company also included $2.2 million in costs of products sold in year to date 2005 ($1.1 million in the third quarter) related to machinery relocation costs in connection with a shift in capacity from the South Carolina manufacturing facility to other worldwide manufacturing facilities. Additionally, a benefit of $1.4 million and $5.2 million was recognized in cost of products sold during the 2005 third quarter and year-to-date periods, respectively, from a reduction in the reserve requirements for inventory accounted for under the LIFO method of inventory valuation.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of September 30, 2006 and December 31, 2005 were as follows (in millions):

	September 30, 2006	December 31, 2005
Beginning of the year balance	$1.7	$1.9
Provision	4.8	17.2
Accrual adjustments	—	(0.5)
Cash expenditures:
Severance	(6.1)	(9.3)
Other	—	(1.0)
Non-cash impairments	—	(6.6)
Translation impact	—	—

End of period balance	$0.4	$1.7

The accrual adjustment in 2005 related to the resolution of a litigation claim. The remaining accrual at September 30, 2006 related primarily to costs of eliminating positions as a result of re-engineering actions and is expected to be paid out by the end of 2006.

Note 10: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. The Company’s reportable segments include the following businesses:

Europe	Primarily food storage, preparation and serving containers, professional kitchen tools, microwave cookware and educational toys marketed under the Tupperware® brand worldwide.
Asia Pacific and Mexico
North America

BeautiControl North America	Premium cosmetics and skin care products marketed under the BeautiControl® brand in North America.

International Beauty	Primarily beauty and personal care products mainly in Latin America and Asia Pacific under the brand names House of Fuller®, Nutrimetics® and Nuvo Cosmeticos®.

As a result of changes in the Company’s management structure effective with the beginning of the 2006 fiscal year and further changes at the beginning of the third quarter 2006, the Company reorganized its operating segments.

•	There have been no changes to the Company’s Tupperware or BeautiControl North America segments.

•	International BeautiControl operations are reported in the operating segments in which the business component geographically resides.

Effective with the beginning of the 2006 fiscal year:

•	The International Beauty reportable segment included the acquired businesses operated primarily under the brand names noted above as well as the Company’s Tupperware operations in Central and South America and the Philippines which were included in the Company’s Latin America and Asia Pacific reportable segments prior to 2006, respectively.

•	The Company’s Tupperware and BeautiControl operations in Mexico were included in the Asia Pacific and Mexico segment; they were included in the Latin America reportable segment prior to 2006.

•	With the movement of Central and South America as well as Mexico, the Company no longer has a Latin America reportable segment.

•	The majority of depreciation and amortization, capital expenditures and identifiable assets previously included in Latin America are now included in the Asia Pacific and Mexico segment.

Effective with the beginning of the 3rd quarter 2006:

•	The Company’s NaturCare® brand business operating in Japan is included in the Asia Pacific and Mexico segment; it was previously included in the International Beauty reporting segment. This change includes the transfer of intangible assets and goodwill of $30.2 million and $24.3 million, respectively.

•	The Company’s Avroy Shlain® and Swissgarde® brand businesses are now included in the Europe segment; they were previously included in the International Beauty reportable segment. This change includes the transfer of intangible assets and goodwill of $16.6 million and $16.3 million, respectively.

•	The impact of transferring depreciation and amortization, capital expenditures and tangible assets from the International Beauty segment to the Europe and Asia Pacific and Mexico segments was immaterial.

Prior period data has been reclassified to reflect these changes.

Worldwide sales of beauty and personal care products totaled $156.7 million and $485.3 million for the 13 and 39 weeks ended September 30, 2006, respectively, compared with sales of $38.5 million and $122.1 million for the 13 and 40 weeks ended October 1, 2005, respectively.

(In millions)	13 Weeks Ended September 30, 2006	13 Weeks Ended October 1, 2005	39 Weeks Ended September 30, 2006	40 Weeks Ended October 1, 2005
Net sales:
Europe	$120.8	$115.6	$439.6	$440.3
Asia Pacific and Mexico	83.0	73.8	237.1	213.5
North America	40.8	36.9	118.0	123.4
BeautiControl North America	37.5	35.2	112.0	110.9
International Beauty	112.8	9.2	350.5	29.4

Total net sales	$394.9	$270.7	$1,257.2	$917.5

Segment profit (loss):
Europe (a)	$5.8	$9.9	$60.3	$78.8
Asia Pacific and Mexico (a)	11.9	6.9	31.8	18.3
North America (b)	0.6	(3.4)	(3.3)	(6.6)
BeautiControl North America	2.5	1.5	10.4	8.0
International Beauty (c)	(0.4)	—	14.9	0.8

Total segment profit	20.4	14.9	114.1	99.3
Unallocated expenses (d)	(9.7)	(6.1)	(25.1)	(18.1)
Other income (e)	11.0	—	11.0	3.4
Re-engineering and impairment charges (f)	(2.1)	(0.6)	(4.8)	(7.8)
Interest expense, net (g)	(11.2)	(6.6)	(34.4)	(13.7)

Income before income taxes	$8.4	$1.6	$60.8	$63.1

(a)	Third quarter and year to date 2005 included $0.6 million and $1.2 million, respectively, of machinery relocation costs incurred in connection with shift of capacity from Hemingway, South Carolina to other manufacturing facilities.
(b)	Third quarter 2006, included a one million dollar reduction in LIFO inventory reserves due to lower inventory levels. Third quarter and year to date 2005 included $1.4 million and $5.2 million, respectively, reduction of LIFO inventory reserve requirements from shift of capacity from Hemingway, South Carolina to other manufacturing facilities which report inventory on the FIFO basis of accounting. Offsetting these amounts were $0.4 million of machinery relocation costs ($1.2 million year to date.)
(c)	Third quarter and year to date 2006 included $6.4 million and $18.7 million, respectively, for the amortization of acquired intangible assets and depreciation on written up fixed assets.
(d)	Third quarter 2006 included $0.1 million of incentive compensation in connection with the sale of land held for development near the Company’s Orlando, Florida headquarters (“Land Sales”).
(e)	Third quarter 2006 included $11.0 million of other income, $6.6 million of which was a gain on the Land Sales and a $4.4 million gain related to final settlement of an insurance claim from 2004 hurricane damage. Year to date 2005 included a $3.4 million gain from Land Sales.
(f)	Third quarter and year to date 2006 included $2.1 million and $4.8 million, respectively, of re-engineering and impairment charges. The third quarter charges were primarily for severance costs to reduce headcount in the Company’s Europe segment due to the elimination of a management layer. The charges for the first half of the year were primarily for headcount reductions in the Company’s Canada, Belgium, Argentina, France and Philippines operations. In 2005, re-engineering and impairment charges of $0.6 million for the quarter and $7.8 million year to date were primarily related to severance costs incurred to reduce headcount in the Company's Hemingway, South Carolina manufacturing facility.
(g)	The Company entered into an agreement during the first quarter of 2005 to lock in a fixed 10-year treasury rate for an expected October 2006 refinancing of $100 million notes then due. Due to the early termination of the agreement, which was no longer an effective hedge in light of the refinancing necessary for the Sara Lee Direct Selling acquisition, the Company incurred $3.1 million of interest expense in the third quarter of 2005.

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

In December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The agreements call for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.81 percent. This agreement combined with a contractual 150 basis point spread gives the Company an all-in effective rate of approximately 6.3 percent on these borrowings. The swap agreements expire in 2009 through 2012. These agreements have been designated as cash flow hedges with interest payments designed to match the interest payments under the term loan due in 2012. The impact of these agreements is recorded in interest expense. The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the third quarter and year to date ended September 30, 2006 and October 1, 2005 was immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate based on the LIBOR rate. While the Company believes that this agreement provides a valuable economic hedge against rising interest rates in Japan, it does not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap are recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement will be reduced to zero. As of September 30, 2006, there was no cumulative gain or loss and the impact to net interest expense for the third quarter and year-to-date ended September 30, 2006 and October 1, 2005 was $0.2 million and $0.4 million of expense, respectively.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. Consequently, the balance at the end of each reporting period in other accumulated comprehensive loss will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of September 30, 2006 and December 31, 2005, the balance in other accumulated comprehensive loss resulting from cash flow hedging activities was ($1.2) million and ($0.1) million net of tax, respectively. The changes in the balance in other accumulated comprehensive loss were net gains (losses) of $2.0 million and $0.6 million year to date 2006 and 2005, respectively (see Note 8 to the consolidated financial statements). The ineffective portion in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the third quarter of 2006 and 2005, the Company recorded, in comprehensive income, net (losses) gains associated with these hedges of ($4.5) million and $0.4 million, respectively, and for the year to date period of 2006 and 2005 net (losses) gains of $(15.6) million and $14.3 million, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of September 30, 2006 were to sell Australian dollars, $34.4 million; euro, $22.5 million; Swiss francs, $44.2 million and Japanese yen, $16.7 million and Mexican pesos, $17.8 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures.

Note 12: Debt

As of September 30, 2006, under its credit agreement that expires in December 2010, the Company had a revolving line of credit totaling $200 million, with availability of $170.2 million. The agreement contains reasonable and customary covenants that could restrict the Company’s ability to borrow, to pay dividends, acquire its own stock or make capital investments in its business. The primary covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The covenant restrictions include adjusted covenant earnings and net worth measures that are non-GAAP measures. The non-GAAP measures may not be comparable to similarly titled measures used by other entities and exclude unusual, non-recurring gains, certain non-cash charges and changes in accumulated other comprehensive income. Discussion of these measures is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.05 through September 29, 2007 at which point the requirement begins increasing annually after the end of each fiscal third quarter until it reaches 1.50 after the end of the third quarter of 2010. The leverage ratio must be below 3.50 through September 29, 2007 at which point the required ratio declines to 3.00 through September 29, 2008 and continues to decline annually until it reaches 2.50 in 2009. The Company’s fixed charge and leverage ratios at the end of the third quarter of 2006 were 1.475 and 2.994 respectively.

The adjusted net worth requirement was $300.3 million as of September 30, 2006. The requirement increases quarterly by 50 percent of the Company’s consolidated net income. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the third quarter was $359.4 million.

The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. As such, amounts for the third quarter include the sum of amounts from the fourth quarter of 2005 plus the first, second and third quarters of 2006. The agreement also specifies adjustments to be made to account for the acquired entities in the period prior to their acquisition on December 5, 2005. These adjustments are separately shown below and are not included in the Company’s financial results in accordance with generally accepted accounting principles.

Adjusted net worth (in millions)	As of Sept. 30, 2006
Minimum adjusted net worth required
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005	27.2
Plus increases from equity issuances	4.7

Adjusted net worth required	$300.3

Company’s adjusted net worth
Total shareholders’ equity as of September 30, 2006	$365.5
Less changes in accumulated other comprehensive loss after December 31, 2005	(6.1)

Adjusted net worth	$359.4

	Tupperware Brands Corporation	Adjustment for Acquired Entities	12 months ended Sept. 30, 2006
Adjusted covenant earnings
Net income	85.5	1.8	87.3
Add:
Depreciation and amortization	71.1	—	71.1
Gross interest expense	74.4	(20.8)	53.6
Provision for income taxes	(22.9)	40.1	17.2
Pretax non-cash re-engineering and impairment charges	7.6	—	7.6
Pretax impact of accounting change	1.2	—	1.2
Cash tax receipt specified in Agreement, acquisition cost, other	—	15.2	15.2
Other	2.5	—	2.5
Deduct:
Gain on Orlando land sales	7.1	—	7.1
Reduction of LIFO reserve from capacity shift	0.4	—	0.4
Insurance recovery	4.4	—	4.4

Total adjusted covenant earnings	207.9	36.3	244.2

Gross interest expense	74.4	(20.8)	53.6
Less amortization of debt costs	2.4	0.4	2.8

Equals cash interest	72.0	(21.2)	50.8

Capital expenditures	57.8	(7.6)	50.2
Less amount excluded per agreement	3.6	—	3.6

Equals adjusted capital expenditures	54.2	(7.6)	46.6

Fixed charge coverage ratio
Adjusted covenant earnings			244.2
Less:
Adjusted capital expenditures			46.6
Cash taxes paid			42.6

Subtotal			155.0

Divided by sum of:
Scheduled debt payments			1.2
Dividend payments			53.1
Cash interest			50.8

Subtotal			105.1

Fixed charge coverage ratio			1.475

Consolidated total debt			731.2
Divided by adjusted covenant earnings			244.2
Leverage ratio			2.994

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the third quarter and year to date ended September 30, 2006 and October 1, 2005 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$0.8	$0.8	$(0.1)	$0.3	$3.7	$3.4	$0.4	$0.8
Interest cost	1.5	1.3	0.5	0.9	4.8	4.2	2.4	2.7
Expected return on plan assets	(0.3)	(1.0)	—	—	(0.8)	(2.8)	—	—
Net amortization and (deferral)	—	0.2	(0.1)	0.2	(0.5)	0.1	0.6	0.8

Net periodic benefit cost	$2.0	$1.3	$0.3	$1.4	$7.2	$4.9	$3.4	$4.3

Note 14: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 15: Income Taxes

The benefit from income taxes in the third quarter 2006 was $4.7 million versus a $1.0 million benefit in the third quarter 2005. The net benefit in 2006 was driven primarily by tax planning as well as tax law changes. The 2005 benefit reflected the net impacts of foreign and domestic tax audits and an adjustment required by domestic and foreign transfer pricing regulations last year.

The year to date tax rate of 10.7 percent was lower than the same period in 2005 by about three percentage points due largely to the impact of the above mentioned items offset by the recording of a valuation allowance for certain foreign net operating loss carryforwards for which realization was no longer considered more likely than not. The actual and projected effective tax rates are below the United States statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 16: New Accounting Pronouncements

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs (“SFAS 151”), which requires certain inventory-related costs to be expensed as incurred. SFAS 151 was effective January 1, 2006. The adoption of SFAS 151 had no impact on the Company’s consolidated financial statements.

In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes was issued in its final version. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. The Company is currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company does not expect a material impact on its Consolidated Financial Statements from the adoption of this Issue.

As of June 30, 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-2”). EITF 06-2 clarifies that that for employers offering a compensated sabbatical leave program that (a) requires the completion of a requisite service period and (b) for which the benefit does not increase for additional years of service should record compensation cost over the requisite service period. This standard is effective for fiscal years beginning after December 15, 2006 and should be applied through a cumulative effect adjustment to retained earnings with the option of retrospective adoption. The Company does not currently offer paid sabbatical leave benefits and as such, is not currently impacted.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect SAB 108 will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. The Company is still evaluating the impact this interpretation will have on its financial position.

On September 15, the Board issued FAS 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007 or the Company’s 2008 fiscal year. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is still evaluating the implications of this standard, but does not currently expect it to have a significant impact.

Note 17: Subsequent Event

On October 26, 2006 the Company’s chairman and chief executive officer surrendered 330,368 shares of the Company’s common stock at a price of $21.49 (the closing price on the NYSE) in satisfaction of the outstanding balance of a 1998 loan from the Company that had a final maturity date of November 12, 2006. This loan repayment will reduce the balance of subscription receivable by $7.1 million in the fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 39 weeks ended September 30, 2006 compared with the 13 and 40 weeks ended October 1, 2005 and changes in financial condition during the 39 weeks ended September 30, 2006. The Company’s fiscal year ends on the last Saturday of December and as a result the 2005 fiscal year contained 53 weeks as compared with 52 weeks for fiscal 2006. The first three quarters of 2006 contained 39 weeks compared with 40 weeks in the first three quarters of 2005.

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

On December 5, 2005, the Company purchased the direct selling businesses of Sara Lee Corporation (the Acquisition). As described in Note 10 to the consolidated financial statements, most of these businesses are included in the Company’s International Beauty reporting segment. These units, along with the South African beauty businesses included in the Europe reporting segment and the NaturCare Japan unit included in the Asia Pacific and Mexico reporting segment, are referred to as the Acquired Units. Since the sales and profit of the Acquired Units have been included in the Company’s results only since the December 5, 2005 acquisition date, the third quarter and year-to-date 2005 amounts do not include any sales or profit of these units.

Overview

	13 weeks ended Sept. 30, 2006	13 weeks ended Oct. 1, 2005	Change	Change excluding foreign exchange	Foreign exchange impact
Net sales	$394.9	$270.7	45.9%	43.3%	$4.7
Gross margin	64.5%	62.9%	1.6pp	1.8pp	(0.2)pp
DS&A as percent of sales	61.7	59.5	2.2	2.2	0.0
Operating income	$ 20.0	$ 8.5	+	+	0.7
Net income	13.1	2.6	+	+	0.5

+	More than 100 percent of total

	39 weeks ended Sept. 30, 2006	40 weeks ended Oct. 1, 2005	Change	Change excluding foreign exchange	Foreign exchange impact
Net sales	$1,257.2	$917.5	37.0%	36.8%	$ 6.3
Gross margin	65.0%	64.6%	0.4pp	0.8pp	(0.4)pp
DS&A as percent of sales	57.8	55.8	2.0	5.8	(3.8)
Operating income	$ 95.8	$ 76.8	24.7%	25.7%	$(0.6)
Net income	54.3	54.2	0.2	3.6	(1.8)

Net income increased for the third quarter 2006 due to the inclusion of $11.0 million of income from asset disposition, higher profit from four of the Company’s five segments and tax benefits from planning and tax law changes. The income from asset dispositions was $6.6 million from the sale of land held for development near the Company’s Orlando, Florida headquarters (Land Sales) and $4.4 million related to the final settlement of an insurance claim for 2004 hurricane damage. Though the Company benefited from the inclusion of operating results generated by the Acquired Units, the benefit was offset by higher interest expense and amortization of intangibles. For the third quarter, unallocated corporate expenses were up due to higher public relations costs in an effort to build awareness of the Company and its sales force earnings opportunity, increased equity compensation and prior year capitalization of previously expensed acquisition costs associated with the Sara Lee direct selling business following the August 2005 agreement.

Unallocated corporate expenses were up for the year to date due to the items noted above as well as reflecting foreign exchange expense of about $0.6 million versus income in 2005. Additionally, 2005 included a insurance recovery of approximately $1.3 million related to an environmental issue and a gain on euro options that the Company utilized as an economic hedge of its European net equity and cash flows. See Note 11 to the Consolidated Financial Statements for a discussion of the Company’s current derivative positions.

From the segments, there was a significant improvement in sales primarily due to the inclusion of the Acquired Units of $115 million for the quarter and $361 million for the year to date 2006 (see Note 10 to the consolidated financials). Excluding the contribution from these units, sales for the third quarter were up slightly. Profitability was up in the Asia Pacific and Mexico and BeautiControl North America segments with the Tupperware North America segment posting its first profitable quarter since 2002 due to a reduction in the LIFO inventory reserve and lower retiree medical costs. Profitability decreased in Europe due to lower sales volume along with higher operating expenses.

The significant changes to the Company’s balance sheet during the first three quarters of 2006, related to the payment of $106.2 million associated with the Acquisition and a decrease in the accumulated other comprehensive loss primarily related to strengthening of foreign currencies versus the U.S. dollar. Cash flow from operating activities in the first three quarters was up $31.5 million versus the 2005 period. A significant difference between the periods was a $4.8 million decrease in accounts payable and accrued liabilities in 2006 versus a $26.8 million decrease in the 2005 period mainly associated with the timing of the Company’s fiscal year end. Partially offsetting this increase in cash flow was a $15.4 million decrease in taxes payable in 2006 versus a $1.7 million increase in 2005 due to refunds received in the year to date period last year and the timing of estimated payments in the current year.

Optional prepayments of $10 million and $20 million in the first quarter and second quarter, respectively, and required payments totaling $5.9 million in the third quarter, were made on the Company’s term loans bringing debt to $731.2 million at the end of the quarter. Along with higher equity, this resulted in a debt to total capital ratio of 66.7 percent at the end of the third quarter compared with 69.1 percent at the end of 2005.

Net Sales

The primary source of sales growth was the Acquired Units, which had $115 million in the third quarter 2006.

All segments had growth year over year. Asia Pacific and Mexico increased 13 percent in local currency, about half of which was from the inclusion of NaturCare Japan, Tupperware North America increased 10 percent in local currency and BeautiControl North America was up six percent with increases being driven primarily by higher volume from more active sellers and improved productivity. Asia Pacific and Mexico’s key emerging markets of China, India and Indonesia, were up 31 percent due to increases in active sellers and approximately 30 percent more outlets in China versus last year.

Europe was about flat in local currency versus 2005 primarily due to the inclusion of the Company’s acquired South Africa businesses in the third quarter segment reorganization. Excluding these businesses Europe sales decreased six percent impacted by decreased sales volume, primarily in Germany, offset by the emerging markets of Russia, Turkey and Poland which were up a combined 48 percent in local currency.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with the primary contributor to sales growth being the acquired units, which contributed $361 million year to date 2006. Asia Pacific and Mexico showed an increase of 12 percent in local currency, about six percentage points due to the inclusion of NaturCare Japan, with Europe and BeautiControl showing a modest increase versus 2005. In the case of Europe this was due to the inclusion of the South African beuty units. The increases were partially offset by Tupperware North America with a decrease of five percent in local currency.

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

The Company recorded $2.1 million and $4.8 million in re-engineering and impairment charges during the third quarter and year to date period of 2006, respectively. The third quarter charges were primarily for severance costs to reduce headcount in the Company’s Europe segment due to the elimination of a management layer. The charges for the first half of the year were primarily for headcount reductions in the Company’s Canada, Belgium, Argentina, France and Philippines operations with the majority driven by the Company’s decision to stop manufacturing Tupperware® products in the Philippines. For the year to date period, $4.8 million was incurred primarily for headcount reductions.

Gross Margin

Gross margin as a percentage of sales was 65 percent in the third quarter of 2006 versus 63 percent in third quarter 2005. Slightly more than half of the improvement was due to the inclusion of the Acquired Units which generally carry higher margins than the other businesses. The remainder was driven primarily by Tupperware North America and Europe. Both segments reduced the amount of discounted sales versus 2005 while focusing on improving margins. Year to date was up as a percent of sales primarily due to the inclusion of the Acquired Units. Additionally, the Company’s beauty segment sales generated a slightly higher margin than the Tupperware segments and accounted for a higher proportion of sales due to the inclusion of the Acquired Units with BeautiControl achieving a one percentage point improvement versus 2005.

For the nine months ended September 30, 2006 and October 1, 2005, the gross margin rate was 65 percent and largely reflected the items impacting the third quarter comparison.

As discussed in Note 3 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) as a percentage of sales was approximately 62 percent for the third quarter of 2006 and 60 percent for the third quarter of 2005. The increase was due to the inclusion in the third quarter of 2006 of $6.2 million of amortization expense related to the Acquired Units’ independent sales forces and a change in the mix of sales from the Company’s segments towards those that incur higher DS&A expense as a percentage of sales. Additionally, Europe’s operating expenses were up as a percent of sales versus 2005 due to lower sales volume and bad debt expense. These negative factors were partially offset by lower operating costs as a percent of sales in Asia Pacific and Mexico, BeautiControl North America and Tupperware North America. Specific segment impacts are discussed in the segment results section.

For the year-to-date period, the DS&A percentage increased from 56 percent in 2005 to 58 percent in the current year. Again, the increase was primarily due to the inclusion of $18.5 million of amortization expense primarily related to the Acquired Units independent sales forces and higher unallocated corporate expenses.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense increased $4.7 million in the third quarter of 2006 compared with the third quarter of 2005 largely due to the increased debt used to finance the Acquisition. Additionally, during the first quarter of 2005 the Company entered into an agreement to lock in a fixed 10-year treasury rate for an expected October 2006 refinancing of $100 million notes then due. Due to the early termination of the agreement, which was no longer an effective hedge in light of the refinancing necessary for the Acquisition, the Company incurred $3.1 million of interest expense in the third quarter of 2005. Interest income of $3.6 million was earned year to date 2006 on cash paid to a trust to discharge the 2006 7.25% notes that matured October 1, 2006. The cash in the trust was used to fund the notes at their stated maturity. This interest income will not recur after October 1, 2006.

The $21.3 million increase in the 2006 year-to-date period was due to the same factors as the quarterly comparison.

Tax Rate

The benefit from income taxes in the third quarter 2006 was $4.7 million versus a $1.0 million benefit in the third quarter 2005. The net benefit in 2006 was driven primarily by tax planning and tax law changes, which was partially offset by the inclusion of the acquired International Beauty operations which currently carry a higher effective tax rate. The 2005 benefit reflected the net impacts of foreign and domestic tax audit resolutions and an adjustment required by domestic and foreign transfer pricing regulations last year. The year to date rate of 10.7 percent was lower than the same period in 2005 by about three percentage points due largely to the impact of the above mentioned items offset by the recording of a valuation allowance for certain foreign net operating loss carryforwards for which realization was no longer considered more likely than not. A full year effective tax rate of approximately 11 percent is currently projected. The actual and projected effective tax rates are below the United States statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Net Income

Net income for the quarter increased due to the inclusion of $11.0 million in gains of which $6.6 million was generated from Land Sales and $4.4 million related to the final settlement of an insurance claim for 2004 hurricane damage, as well as improved profitability from the Company’s reportable segments. Partially offsetting these items were an incremental $7.8 million in interest expense primarily related to financing the Acquisition and $6.4 million of amortization and depreciation expense primarily related to the Acquired Units’ independent sales forces. Also contributing to the increase was the tax benefit discussed earlier that was partially offset by higher re-engineering costs than in 2005.

The Company further anticipates recording a pretax gain of approximately two million dollars in the fourth quarter related to land sales in the Orlando area and two million for excess land in Australia.

For the year-to-date period, net income was about flat. Similar to the quarter, the year to date period included $11.0 million in gains which were more than offset by an incremental $23.0 million in interest expense primarily related to the financing for the Acquisition, $18.7 million of amortization and depreciation expense primarily related to the Acquired Units’ independent sales forces and a negative impact from foreign currency exchange rates. Like the third quarter these were offset by improved profitability in BeautiControl North America and Asia Pacific and Mexico. Additionally, there was a $3.4 million pretax Land Sale gain in 2005. This amount was included in gains on disposal of assets in the Company’s income statement. Specific segment profitability is discussed in the segment results section.

International operations in the third quarter generated 82 percent and 75 percent of sales and 87 percent and 92 percent of net segment profit in 2006 and 2005, respectively. For the year to date periods, international operations generated 83 percent and 76 percent of sales and 82 percent and 75 percent of net segment profit in 2006 and 2005, respectively.

The Company generated 40 percent of third quarter’s sales from its beauty products, with the remaining 60 percent coming from its Tupperware brand products, while year to date 39 percent was generated from its beauty products with the remainder coming from its Tupperware brand products.

Segment Results

As a result of changes in the Company’s management structure effective with the beginning of the 2006 fiscal year and further changes effective with the beginning of the third quarter, the Company has reorganized its operating segments. See Note 10 to the consolidated financials for a discussion of changes. All prior period information has been reclassified to reflect these changes.

Europe

	2006	2005	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2006	2005
Third Qtr
Net sales	$120.8	$115.6	4.5%	0.9%	$ 4.1	30.6	42.7
Segment profit	5.8	9.9	(41.7)	(43.7)	0.4	27.9	54.1
Segment profit as percentage of sales	4.8%	8.6%	(3.8)pp	(3.5)pp	(0.3)pp	NA	NA

Year-to-Date
Net sales	$439.6	$440.3	—	1.5%	$(7.2)	35.0	48.0
Segment profit	60.3	78.8	(23.5)	(21.2)	(2.3)	51.4	74.4
Segment profit as percentage of sales	13.7%	17.9%	(4.2)pp	(4.5)pp	0.3pp	NA	NA

Sales increased about one percent in local currency due to the inclusion of the acquired South African beauty units. Excluding these units, local currency sales were six percent lower largely due to a sales decline in Germany and approximately $1.2 million less business-to-business sales than last year. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

The emerging markets of Russia, Turkey and Poland grew 48 percent in local currency sales contributing 12 percent to Europe’s sales. Russia was the strongest contributor with an overall increase of 58 percent from continued growth in its total and active sale force. Additionally, the Tupperware South Africa business increased on a larger and more productive sales force.

Germany, the largest market in Europe, ended the quarter with a double-digit percentage sales force deficit versus last year and had decreased sales force productivity in the quarter, which negatively impacted sales.

Segment profit was down reflecting lower sales and higher operating costs in Germany. The higher operating costs were primarily related to efforts to grow and re-engage the sales force as well as higher bad debt expense.

Net sales for the year-to-date period were up slightly excluding the negative $7.2 million impact of foreign currency and about flat as reported. The variances for the year to date were largely in line with those of the quarter and included decreased business-to-business activity of $8.0 million versus the prior year. There was a large sales volume decline in Germany in the first three quarters of 2006 as well, but this was mainly offset by a good third quarter increase in France from its larger, more productive sales force and significant year-to-date increases in Russia and South Africa.

Asia Pacific and Mexico

	2006	2005	Change	Change excluding the impact of foreign exchange	Foreign exchange Impact	Percent of total
						2006	2005
Third Qtr
Net sales	$ 83.0	$ 73.8	12.4%	12.6%	$(0.1)	21.0	27.3
Segment profit	11.9	6.9	74.2	70.6	0.1	57.2	37.7
Segment profit as percentage of sales	14.3%	9.3%	5.0pp	5.0pp	—	NA	NA

Year-to-Date
Net sales	$237.1	$213.5	11.1%	12.0%	$(1.8)	18.9	23.3
Segment profit	31.8	18.3	73.9	70.1	0.4	27.1	17.3
Segment profit as percentage of sales	13.4%	8.6%	4.8pp	4.8pp	—	NA	NA

Third quarter sales were up with approximately half of the increase due to the inclusion of NaturCare, the acquired Japan beauty unit. Excluding NaturCare, sales were up six percent due to strong growth in the emerging markets of China, India and Indonesia. These markets were up 31 percent primarily due to increased volume and contributed 18 percent to Asia Pacific and Mexico’s sales. China was a significant contributor with growth of 44 percent from last year.

Tupperware Japan had its first quarterly decrease in sales for 2006 due primarily to a less productive sales force. Sales increases from the emerging markets and Malaysia/Singapore as well as the segments other markets were partially offset by lower sales in Australia due to a smaller total and active sales force and Japan due to decreased productivity.

The increase in third quarter segment profit was a reflection of the sales increase as well as a decline in operating expenses.

The year-to-date sales and profit variances largely mirrored those of the third quarter.

North America

	2006	2005	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2006	2005
Third Qtr
Net sales	$ 40.8	$ 36.9	10.7%	10.2%	$ 0.2	10.3	13.6
Segment profit (loss)	0.6	(3.4)	-	-	(0.1)	2.9	—
Segment profit as percentage of sales	1.5%	—	-	-	NA	NA	NA

Year-to-Date
Net sales	$118.0	$123.4	(4.4)%	(5.0)%	$ 0.9	9.4	13.4
Segment loss	(3.3)	(6.6)	(49.8)	(50.7)	(0.1)	—	—
Segment profit as percentage of sales	—	—	—	—	NA	NA	NA

-      Refers to a negative number in the current year versus a positive number in the prior year.

Sales for the quarter were up for the first time since 2002 due to increased volume and higher sales force productivity under the new compensation plan. The increase, however, largely reflected the timing of promotional programs and the Company estimates the underlying trend to have been a low single-digit percentage increase in sales. The Company is working to achieve an increase in the number of active sellers in large part by capitalizing on a change in its sales force compensation plan that was fully implemented as of April 2005. This new compensation system provides for override commissions on group sales with an emphasis on the earnings opportunity and recruiting new sellers into the business. This along with increased Company sponsored training and an experience based party format are designed to continue to improve future results.

North America generated a profit in the third quarter 2006 versus a loss in 2005, primarily due to a reduction in the LIFO inventory reserve and lower retiree medical costs totaling two million. Segment profit was also impacted by increased sales, improvement in gross profit due to less discounting and lower operating expenses. The 2005 loss was net of a $1.5 million benefit from a reduced LIFO inventory reserve requirement.

For the year-to-date period, despite a decline in sales, the loss was reduced by half. The sales decrease was primarily due to reduced volume driven by a 14 percent decrease in the number of average active sellers, only partially offset by improved productivity. Similar to the quarter, the lower loss was in spite of $5.2 million positive impact in 2005 of a lower LIFO inventory reserve requirement. Additionally, other elements of gross margin improved in 2006 compared with 2005, as did operating expenses, reflecting a continued focus on lowering the cost base as well as incremental benefits derived from last year’s reengineering actions.

BeautiControl North America

	2006	2005	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2006	2005
Third Qtr
Net sales	$ 37.5	$ 35.2	6.4%	6.2%	$ —	9.5	13.0
Segment profit	2.5	1.5	57.3	56.7	—	12.0	8.2
Segment profit as percentage of sales	6.7%	4.3%	2.4pp	2.4pp	—	NA	NA

Year-to-Date
Net sales	$112.0	$110.9	1.0%	0.8%	$0.2	8.9	12.1
Segment profit	10.4	8.0	30.2	29.6	—	8.9	7.6
Segment profit as percentage of sales	9.3%	7.2%	2.1pp	2.1pp	—	NA	NA

Sales were higher in the quarter due to increased volume driven by mid single digit improvements in both the total and active sales force over last year. This reflected better recruiting during the period versus last year as new recruits made initial purchases. The months of August and September sales were both significantly above the same periods last year.

For the third quarter, profit increased over 50 percent due to increased sales volume as well as reduced promotion and commission expense offset by a slight decrease in gross margin driven by a less favorable product mix and discount sales to stimulate sales activity.

The small year to date sales improvement reflected much more difficult prior year comparisons in the first half of the year and lower recruiting in 2006 than in 2005 in the peak recruiting period in April and May. The improved profitability largely reflected the margin and expense factors impacting the quarterly comparison.

International Beauty

	2006	2005	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2006	2005
Third Qtr
Net sales	$112.8	$ 9.2	+	+	$ 0.5	28.6	3.4
Segment loss	(0.4)	—	+	+	0.5	—	—
Segment profit as percentage of sales	—	—	—	—	—	NA	NA

Year-to-Date
Net sales	$350.5	$29.4	+	+	$ 1.6	27.9	3.2
Segment profit	14.9	0.8	+	+	(0.1)	12.7	0.8
Segment profit as percentage of sales	4.3%	2.7%	1.5pp	1.7pp	(0.2)pp	NA	NA

+	More than 100 percent of total

The sales increase in the third quarter reflected $103 million of sales by the Acquired Units in the segment. The largest market in the segment, Fuller Cosmeticos Mexico, accounts for more than 60 percent of sales and even greater proportion of segment profit. This business achieved significant sales growth from a larger and more productive sales force versus 2005, which was partially offset primarily by lower sales in the Philippines due a smaller sales force. The prior year results reflect the operations of Tupperware brand businesses in Central and South America and the Philippines.

Segment profit reflected the same factors as sales, along with approximately four million of negative impact from depreciation and amortization expense primarily associated with intangible assets recorded in purchase accounting for the Acquired Units’ sales force relationships.

Year-to-date sales and profit comparison was in line with the discussion related to the third quarter.

Continued progress was made during the third quarter transitioning of the Acquired Units into Tupperware Brands. The South African units, Avroy Shlain and Swissgarde, are now included in the Europe segment and NaturCare Japan is included in the Asia Pacific and Mexico segment to foster front and back end synergy opportunities. The Nutrimetics Australia business is similar to BeautiControl North America in terms of its skin care focused product line, party plan orientation and sales force compensation model. Its party format and compensation model have been adjusted to be more similar to what has worked well for BeautiControl North America and are expected to reenergize that business. In Central and South America, progress has been made in combining back-office functions in Brazil and in some cases both beauty and Tupperware® products are being sold by the same sales force. Overall, the Acquired Units generated a four percent and two percent local currency sales increase compared with the respective (pre acquisition) third quarter and year to date periods last year.

Financial Condition

Liquidity and Capital Resources Working capital increased to $237.7 million as of September 30, 2006, compared with $218.0 million as of the end of 2005. The most significant changes in working capital reflected the use of $106 million of cash to pay amounts related to the Acquisition, which was offset by lower accruals and taxes payable, along with $36 million used to primarily prepay a portion of the Company’s term loans, net of an increase of $16 million of the amount of debt classified as current. There was also an increase in trade accounts receivable, largely a result of the timing of sales at the end of the quarter, particularly in Europe and Tupperware North America.

As of September 30, 2006 the Company had $170.2 million available under its $200 million revolving facility. The Company’s 7-year term loan contains reasonable and customary covenants that are outlined in Note 12 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay its current dividend.

In addition to its committed revolving facility, the Company had about $120 million available under other uncommitted lines of credit as of September 30, 2006. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. The previously discussed downturn in the Company’s German business has impacted its ability to contribute the same historical level of operating cash flows to the Company and the year to date operating loss in the Tupperware United States business has impacted its ability to contribute operating cash flows. However, neither of these situations has resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

The Company currently has a cash balance of approximately nine million dollars in Venezuela that is held in Venezuelan bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company's consolidated balance sheet. It has applied for, and expects to receive, authorization to transfer approximately $2.5 million out of the country by the end of 2006. It has also implemented other strategies that it expects will enable it to eventually repatriate the current cash balance. The Company could immediately repatriate the cash in Venezuela, but it would only be able to do so at a significantly less favorable exchange rate. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its consolidated balance sheet with the difference recorded as a foreign exchange loss in its consolidated income statement.

The debt-to-total capital ratio at the end of the third quarter was 66.7 percent compared with 69.1 percent at the end of 2005. Total capital is defined as total debt plus shareholders’ equity. The improvement in the ratio was due to the increase in shareholders’ equity resulting from the positive operating results during 2006 and a decrease in total debt. The decrease in total debt from year end reflected the Company’s voluntary $10.0 million prepayment on its term loan obligation in the first quarter, an additional $20.0 million prepayment in the second quarter and required payments of $5.9 million during the third quarter. This was partially offset by $16.0 million in borrowings under the Company’s revolving facility as of the end of the third quarter.

Operating Activities Net cash provided by operating activities for the first three quarters of 2006 was $58.4 million compared with $26.9 million in the comparable 2005 period. A significant difference between the periods was a $4.8 million decrease in accounts payable and accrued liabilities in 2006 versus a $26.8 million decrease in the 2005 period. This largely reflected a significant pay down of accounts payable at the end of 2005 due to the timing of year end in 2005. In 2005, the Company’s fiscal year ended on December 31 as opposed to December 25 for the 2004 fiscal year end. Offsetting this increase in cash flow was a $15.4 million decrease in taxes payable in 2006 versus a $1.7 million increase in 2005 due to refunds received in the year to date period last year and the timing of estimated payments in the current year.

Investing Activities During the first three quarters of 2006 and 2005, the Company spent $36.8 million and $31.0 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. The increase in 2006 was primarily due to the inclusion of the Acquired Units’ operations. Also included in investing activities was $106.2 million paid in connection with the Acquisition, including a $79.8 million withholding tax payment made on behalf of Sara Lee Corporation. The Company is finalizing the adjustments in connection with the Acquisition and does not anticipate making any material payments during the remainder of 2006.

The Company has also received proceeds related to the disposition of certain property, plant and equipment. For the third quarter of 2006, the proceeds were primarily from Land Sales and an insurance claim for 2004 hurricane damage. The 2005 proceeds were also generated primarily by the receipt of an insurance payout related to the hurricane and Land Sales. Cumulative proceeds from Land Sales which began in 2002, are expected to be up to $125 million by the end of 2009, including $54 million received through the end of the 2006 year. Proceeds for full year 2006 are expected to be about $12 million generating approximately $9 million of pre-tax income. Additionally, the Company expects to sell excess property in Australia in the fourth quarter generating a gain of approximately $2 million.

Financing Activities Dividends paid to shareholders were $40.0 million and $39.1 million in the first three quarters of 2006 and 2005, respectively. Proceeds received from the exercise of stock options were $4.3 million and $24.2 million for year to date 2006 and 2005, respectively. The corresponding shares were issued out of the Company’s balance held in treasury. During the first three quarters, the Company made voluntary prepayments of $30.0 million plus mandatory payments of $5.9 million on its 7-year term loan, which left a balance of $709.1 million on these loans at the end of the third quarter of 2006. Additionally, early in the fourth quarter 2006 the Company made additional mandatory payments of approximately six million dollars on its term loans related to a Land Sale in the third quarter 2006.

New Pronouncements

Refer to Notes 1 and 16 to the consolidated financial statements for a discussion of new pronouncements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

One of the Company's market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. The Company’s 7-year term loans carry a variable interest rate and in December 2005 and January 2006, the Company entered into swap agreements to fix the rate on approximately half of the debt until 2009 and later, at a rate of approximately 6.3 percent. If short-term interest rates varied by 10 percent, the Company’s third quarter and year to date interest expense would have been impacted by approximately $0.7 million and $2.1 million, respectively.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matures on January 24, 2007. The Company pays a fixed rate payment of 0.63 percent semi annually and receives a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan has since been reduced but the Company currently plans to maintain the interest rate swap agreement until maturity. This agreement does not qualify for hedge accounting treatment under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap are recorded as a component of net interest expense as incurred. As of September 30, 2006, there was no cumulative gain or loss. A reduction of interest expense of $0.2 million and $0.4 million is included in third quarter and the year to date period 2006 interest expense, respectively, as a result of this agreement.

A significant portion of the Company's sales and profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between foreign and U.S. governments.

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved. The Company’s most significant exposures are to the euro and the Mexican peso.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions were to sell Australian dollars, $34.4 million; euro, $22.5 million; Swiss francs, $44.2 million and Japanese yen, $16.7 million and to sell Mexican pesos $17.8 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, a depreciating dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware® products and the Company currently estimates that it will utilize $80 to $85 million of resins during 2006. A 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales in the high single-digit million dollar range as compared with the prior year. For the first three quarters of 2006, the Company estimates its cost of sales was negatively impacted by approximately $4 million as compared with the same period in 2005. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

•	successful recruitment, retention and productivity levels of the Company’s independent sales force;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business

•	the value of our long-term assets, particularly goodwill associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in our markets, including social, economic, political and competitive uncertainties;

•	the impact of substantial currency fluctuations on the results of our foreign operations and the cost of sourcing foreign products and the success of our foreign hedging and risk management strategies;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development;

•	the costs and covenant restrictions associated with financing the acquisition of new businesses and the disruption caused by taking focus from on-going lines of business to integrate acquired businesses into the organization;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, operations or Company representatives by foreign governments;

•	the Company’s access to financing; and

•	other risks discussed in Item 1A, Risk Factors, as well as the Company’s consolidated financial statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the Securities and Exchange Commission.

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

The Company’s sales are directly tied to the activity levels of its sales force, which in large part is a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per product demonstration, the amount of sales per sales force member and the mix of high-margin and low margin products sold at product demonstrations, and other venues, and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow the revenue base of the Company and incorrectly perceive that the independent sales force system is at risk of being phased out.

Legal and Regulatory Issues

The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company's method of operating in the United States, but such regulations are in the early stages of development and it is not possible to gauge the potential impact or the effective date at this time.

The Company’s business may also be affected by the actions of U.S. or other governments to restrict the activities of direct selling companies for various reasons, including the limitation on the ability of direct selling companies to operate through direct sales without the involvement of a traditional retail channel. Foreign governments may also seek to require that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export quotas and restrictions on repatriation of foreign earnings may negatively affect the Company’s international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the part of the direct selling companies. The U.S. Federal government may impose restrictions on the Company’s ability to engage in business in a foreign country in connection with the foreign policy of the United States.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
7/2/06 – 8/5/06	3,576	19.10	NA	NA
8/6/06 – 9/2/06	2,000	18.01	NA	NA
9/3/06 – 9/30/06	14,538	19.03	NA	NA

Total	20,114	18.94

(a)	Represents common stock surrendered to the Company as settlement of $0.3 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 6. Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer
(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida

November 9, 2006