Form 10-K
period 2006-12-30
TUPPERWARE BRANDS CORP
filed 2007-02-28
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-11657

TUPPERWARE BRANDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-4062333
(State of incorporation)	(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (407) 826-5050

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($19.80) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,173,559,642.20.

As of February 26, 2007, 61,026,120 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 16, 2007 are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

(a) General Development of Business

Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”), is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of approximately 1.9 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through its Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics®, Nuvo® and Swissgarde® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant’s name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”) and on December 5, 2005, the Registrant acquired the direct selling businesses of Sara Lee Corporation (the “Acquisition” or the “Acquired Units”). This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products.

(b) New York Stock Exchange—Required Disclosures

General. The address of the Registrant’s principal office is 14901 S. Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant’s directors are Catherine A. Bertini, Rita Bornstein, Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Bob Marbut, Angel R. Martinez, Robert J. Murray, David R. Parker, Joyce M. Roché, J. Patrick Spainhour and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Dr. Bornstein and Messrs. Cloninger (Chair), Grum, Martinez, Murray and Spainhour. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Bertini, Ms. Roché, Ms. Szostak (Chair), and Messrs. Lee, Marbut and Parker. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Roché, Ms. Szostak, and Messrs. Parker (Chair), Cloninger, Grum and Murray. The members of the Executive Committee of the Board of Directors are Ms. Szostak and Messrs. Goings (Chair), Cloninger and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is David R. Parker. The Registrant’s officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant’s transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant’s shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.

Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and the Registrant’s transfer agent and registrar through the Registrant’s website free of charge (as soon as reasonably practicable after reports are filed with the SEC in the case of periodic reports) by going to www.tupperwarebrands.com and searching under Investor Relations / SEC Filings and Governance Documents. Such information, which is provided for convenience but is not incorporated by reference into this Report, is available in print to any shareholder who requests it in writing from the Corporate Secretary’s Department, Tupperware Brands Corporation, P.O. Box 2353, Orlando, Florida 32802-2353. The Chief Executive Officer of the Registrant has certified to the NYSE that he is not aware of any violation by the Registrant of NYSE corporate governance listing standards. The Registrant’s Chief Executive Officer and Chief

Financial Officer have filed with the SEC their respective certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 of this Report in response to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

BUSINESS OF TUPPERWARE BRANDS CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware® products and cosmetics and personal care products under a variety of trade names, including Avroy Shlain®, BeautiControl®, Fuller®, NatureCare®, Nutrimetics®, Nuvo Cosmeticos® and Swissgarde®. Each business manufactures and/or markets a broad line of high quality products.

I. PRINCIPAL PRODUCTS

Tupperware. The core of Tupperware’s product line consists of food storage, serving and preparation products. Tupperware also has an established line of kitchen tools, children’s educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates*, FridgeSmart*, One Touch* canisters, the Rock ‘N Serve* microwave line, OvenWorks* and silicon baking forms for microwave or oven use, Open House and Elegant serving lines, the Chef Series* knives and cookware, Flat Out*, Stuffables* and CheeseSmart* storage containers, plus many specialized products for kitchen and home.

Tupperware continues to introduce new designs, colors and decoration in its product lines, to vary its product offerings by season and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2006 included a wide range of products in all three of Tupperware’s geographic areas, covering both core business areas and new categories. Among these new products were the Happy Chopper, BreadSmart*, Full Contact* and the Outdoor Dining product line. New product development and introduction will continue to be an important part of Tupperware’s strategy.

Beauty. The Beauty businesses manufacture and distribute skin care products, cosmetics, bath and body care, toiletries, fragrances, nutritional products, apparel and related products. New products introduced in 2006 in the Fuller Mexico business included Vivir by Lucia Mendez, Maximum by Ernesto Laguardia and Festivity, which are all fragrances. New products introduced in 2006 in the BeautiControl business included Regeneration Platinum Line Arrest, BeautiBistro bath and body line and Regeneration Time to Go Time Capsules. Sales of products are made through or facilitated by independent sales persons called directors and consultants in the home, workplace or other venues. Outside the United States and Canada, BeautiControl products are sold in selected markets within the Tupperware organization structure.

(Words followed by * are registered or unregistered Trademarks of the Registrant.)

II. MARKETS

Tupperware. Tupperware’s business is operated on the basis of three geographic markets: Europe (Europe, Africa and the Middle East), Asia Pacific and North America. Market penetration varies throughout the world. Several “developing” areas that have low penetration, such as Latin America, Asia and Eastern and Central Europe, provide significant growth potential for Tupperware. Tupperware’s strategy continues to include expansion and greater penetration in markets throughout the world.

Beauty. Beauty products and image services are provided to clients via independent sales forces in 22 markets throughout the world with particularly high shares of the direct selling and/or beauty market in Mexico, South Africa, the Philippines and Australia.

Tupperware Brands’ products are sold in almost 100 foreign countries and in the United States and it has operations in many of such countries. For the past five fiscal years, sales in foreign countries represented, 75 to 85 percent of total revenues from the sale of Tupperware Brands’ products.

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

As of December 30, 2006, the Tupperware distribution system had 1,800 distributors, 47,500 managers, and 848,000 dealers worldwide. During the year 11.9 million Tupperware demonstrations took place worldwide.

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

In 2006, Tupperware continued the implementation around the world of its integrated direct access strategies to enhance its core party plan business and to allow consumers to obtain Tupperware products other than by attending a Tupperware party. These strategies include retail access points, Internet selling (which includes the option of personal websites for the United States sales force), and television shopping. In addition, Tupperware enters into business-to-business transactions, in which Tupperware sells products to a partner company for sale to consumers through the partner’s distribution channel, with a link back to Tupperware’s party plan business to generate additional Tupperware parties.

Beauty. Beauty products are sold primarily through consultants and directors who are primarily independent contractors. Of the larger beauty businesses operated by the Company, BeautiControl North America and Nutrimetics Australia operate under the party plan, one-to-many selling system. In order to provide immediate product delivery, the sales force in these businesses may maintain a small inventory of products. The other large beauty businesses operate primarily through one-on-one sales interactions with product shipments made by the Company after end consumers have ordered product.

BeautiControl consultants in the United States are encouraged to use, company-developed and -sponsored personal internet web pages called BeautiPage* in order to utilize multiple selling opportunities.

As of December 30, 2006, BeautiControl North America had a total sales force of 118,000 and the businesses in the Company’s International Beauty reporting segment had a total sales force of 898,000.

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

Beauty. There are many competitors in the beauty and personal care market and the principal bases of competition generally are marketing, price, quality and innovation of products, as well as competition with other “direct sales” companies for sales personnel and demonstration dates. The beauty businesses work to differentiate themselves and their products from the industry in general through the use of value-added services, technological sophistication, brand development, new product introductions and sales force training, motivation and compensation arrangements.

V. EMPLOYEES

The Registrant employs approximately 12,300 people, of whom approximately 900 are based in the United States.

VI. RESEARCH AND DEVELOPMENT

The Registrant incurred $15.6 million, $13.9 million and $13.0 million for fiscal years ended 2006, 2005 and 2004, respectively, on research and development activities for new products.

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

VIII. TRADEMARKS AND PATENTS

Tupperware Brands considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware®, Fuller® and BeautiControl® trademarks, Tupperware Brands is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware®, Fuller® and BeautiControl® trademarks are registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware Brands’ business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware Brands has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments. The Company has a patent on the formulae for its “REGENERATION”® and “REGENERATION2”® alpha-hydroxy acid-based products.

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

Generally, there are no working capital practices or backlog conditions which are material to an understanding of the Registrant’s business, although the Company generally seeks to minimize its net working capital position at the end of each fiscal year. The Registrant’s business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

XI. EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices with the Registrant held by each such person, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 16, 2007).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience

Carl Benkovich, age 50	Vice President, Internal Audit since October 2005, after serving as Chief Financial Officer of Tupperware North America since August 2000.

Edward R. Davis III, age 44	Vice President and Treasurer since May 2004, after serving as Treasurer since May 2002. Prior thereto, he served as Director, International Finance since May 1998.

R. Glenn Drake, age 54	Group President, Europe, Africa and the Middle East since August 2006, after serving as Group President, North America, Europe, Africa and the Middle East since January 2002.

Lillian D. Garcia, age 51	Executive Vice President and Chief Human Resources Officer since August 2005, after serving as Senior Vice President, Human Resources since December 1999.

V. Jane Garrard, age 44	Vice President, Investor Relations since April 2002. Prior thereto, she was Vice President-Controller of Tupperware Brands’ BeautiControl subsidiary since May 2000.

Name and Age	Office and Experience

E.V. Goings, age 61	Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a director of SunTrust Bank of Central Florida, N.A.

Josef Hajek, age 49	Senior Vice President, Tax and Governmental Affairs since February 2006, after serving as Vice President, Tax since September 2001.

David T. Halversen, age 62	Group President, Asia Pacific and North America since August 2006, after serving as Group President, Tupperware Asia Pacific, Mexico and BeautiControl since January 2005, and as Group President, Latin America and BeautiControl since March 2003. Prior thereto, he served as Senior Vice President, Business Development and Planning since May 2002 and as Senior Vice President, Business Development and Communications since November 1996.

Simon C. Hemus, age 57	President and Chief Operating Officer since January 2007, after serving as Group President, International Beauty since December 2005. Prior thereto he served as Group President and CEO of the direct selling division of Sara Lee Corporation since 1993.

C. Morgan Hare, age 59	Executive Vice President and Chief Marketing Officer since August 2005, after serving as Senior Vice President and Senior Global Marketing Officer since October 2001.

Christa M. Hart, age 47	Executive Vice President, Beauty since January 2007, after serving as Executive Vice President, Strategy and Business Development since February 2006, as Senior Vice President, Strategy and Business Development since August 2004, and as Vice President, Strategy and Business Development since July 2003. Prior to such date she served as a consultant from October 2002 to July 2003 with International Business Machines Corporation, after serving as a consultant with PricewaterhouseCoopers LLC.

Timothy A. Kulhanek, age 42	Vice President and Controller since January 2005 after serving as Assistant Controller since June 1999.

Michael S. Poteshman, age 43	Executive Vice President and Chief Financial Officer since August 2004 after serving as Senior Vice President and Chief Financial Officer since November 2003. Prior thereto, he served as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since May 2002. He served as Vice President, Finance and Investor Relations from May 2001 to May 2002.

Thomas M. Roehlk, age 56	Executive Vice President, Chief Legal Officer & Secretary since August 2005 after serving as Senior Vice President, General Counsel and Secretary since December 1995.

Name and Age	Office and Experience

Christian E. Skroeder, age 58	Senior Vice President, Worldwide Market Development since April 2001, responsible for emerging markets in Asia Pacific and also NaturCare Japan beginning in 2006.

José R. Timmerman, age 58	Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 46	Vice President and Chief Technology Officer since August 2002. Prior thereto, he was Vice President of Information Technology, Worldwide from June 2001.

Item 1A. Risk Factors.

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

The Company’s sales are directly tied to the activity levels of its sales force, which in large part is a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per product demonstration, the amount of sales per sales force member and the mix of high-margin and low-margin products sold at product demonstrations and elsewhere, and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow the revenue base of the Company and the inaccurate perception that the independent sales force system is at risk of being phased out.

Legal and Regulatory Issues

The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the United States, but such regulations are in the early stages of development and it is not possible to gauge the impact or the effective date at this time.

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

Product Safety

The materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes or the ingredients used in cosmetics or personal care products causing harm to human health. It is the Company’s policy to use only those materials or ingredients which are approved by relevant regulatory authorities for contact with food or skin or for ingestion by consumers, as applicable.

General Business Factors

The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes and political instability may have a significant impact on the willingness or ability of consumers to attend product demonstrations or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based products, may have an impact on the availability or profitability of the Company’s plastic products. The Company is also subject to frequent counterfeiting and intellectual property infringement, which may be difficult to police and prevent, dependent upon the existence and enforceability of laws affording protection to Company property. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7 of this Report under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations,” may be relevant to performance as well.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, New Zealand, the Philippines, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in China, India, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan, Mexico, New Zealand and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant except for the Registrant’s United States properties and its New Zealand plant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

In addition to the above-described improved properties, the Registrant owns approximately 1200 acres of unimproved real estate surrounding its corporate headquarters in Orlando, Florida, of which 300 acres have been prepared for a variety of development purposes. The Registrant began selling portions of this property in 2002, and this project is expected to continue through 2009.

Item 3. Legal Proceedings

A number of ordinary-course legal and administrative proceedings against the Registrant or its subsidiaries are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Registrant has established reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be determined with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a materially adverse effect upon the Registrant.

As part of the 1986 reorganization involving the formation of Premark, Premark was spun-off by Dart & Kraft, Inc., and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Registrant, including matters alleging product and environmental liability. The assumption of liabilities by Kraft Foods, Inc. remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders in 1996. As part of the Acquisition, Sara Lee Corporation indemnified the Registrant for any liabilities arising out of any existing litigation at the time of the acquisition and for certain legal matters arising out of circumstances that might relate to periods before or after the date of the acquisition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant has not sold any securities in 2004 through 2006 that were not registered under the Securities Act of 1933. As of February 23, 2007, the Registrant had 39,489 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 15 to the consolidated financial statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a. Performance Graph

The following performance graph compares the performance of the Company’s common stock to the Standard & Poor’s 400 Mid-Cap Stock Index and the Standard & Poor’s 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 at December 29, 2001 and that all dividends were reinvested. The Company is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/29/2001	100.00	100.00	100.00
12/28/2002	81.00	84.02	91.60
12/27/2003	96.68	113.88	125.63
12/25/2004	121.35	132.48	148.41
12/31/2005	139.63	150.27	155.16
12/30/2006	147.38	165.78	160.14

Item 5c. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following information relates to the repurchase of the Registrant’s equity securities by the Registrant during any month within the fourth quarter of the Registrant’s fiscal year covered by this report:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
10/1/06 – 11/4/06	391,780	21.35	n/a	n/a
11/5/06 – 12/2/06	4,750	21.51	n/a	n/a
12/3/06 – 12/30/06	—	—	n/a	n/a

	396,530		n/a	n/a

(a)	Represents common stock surrendered to the Company as settlement of $8.5 million in amounts owed pursuant to loans by the Company to various executives for the purchase of the stock as contemplated under the Management Stock Purchase Plan and as settlement of Mr. Goings’ separate 1998 loan from the Company to purchase shares of the Registrant’s common stock. There is no publicly announced plan or program to repurchase Company shares.

Item 6. Selected Financial Data

The following table contains the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company’s audited consolidated financial statements which, for data presented for fiscal years 2006, 2005 and 2004, are included as Item 8 of this Report. This data should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this Report.

(Dollars in millions, except per share amounts)	2006	2005	2004	2003	2002
Operating results
Net sales:
Europe (a)	$615.9	$602.5	$597.0	$546.0	$426.7
Asia Pacific (a)	239.7	204.5	194.8	213.6	211.8
North America (a), (b), (d)	255.5	253.6	278.7	315.0	374.9
BeautiControl North America (a)	150.0	146.7	118.0	92.7	75.4
International Beauty (a), (c)	482.6	72.0	35.7	26.7	33.9

Total net sales	$1,743.7	$1,279.3	$1,224.3	$1,194.0	$1,122.7

Segment profit (loss):
Europe (a), (d)	$94.4	$116.2	$133.4	$110.0	$88.3
Asia Pacific (a), (d)	33. 8	20.2	20.5	21.0	35.7
North America (a), (b), (d)	8.7	0.5	(22.3)	(16.7)	45.5
BeautiControl North America (a)	14.6	14.0	8.0	5.1	5.9
International Beauty (a), (c)	30.8	0.9	1.6	(6.0)	(8.9)

Unallocated expenses (d), (e)	(36.4)	(28.3)	(32.7)	(40.5)	(20.9)
Other, net (d), (e), (f), (g)	12.5	4.0	13.1	4.3	14.4
Re-engineering and impairment charges (d)	(7.6)	(16.7)	(7.0)	(6.8)	(20.8)
Interest expense, net (h)	(47.0)	(45.1)	(13.0)	(13.8)	(21.8)

Income before income taxes	103.8	65.7	102.0	56.6	117.4
Provision for (benefit from) income taxes	9.6	(20.5)	15.1	8.7	27.3

Net income before accounting change	$94.2	$86.2	$86.9	$47.9	$90.1
Cumulative effect of accounting change, net of tax	—	(0.8)	—	—	—

Net Income	$94.2	$85.4	$86.9	$47.9	$90.1

Basic earnings per common share before accounting change	$1.57	$1.45	$1.49	$0.82	$1.55
Cumulative effect of accounting change	—	(0.01)	—	—	—

	$1.57	$1.44	$1.49	$0.82	$1.55

Diluted earnings per common share before accounting change	$1.54	$1.42	$1.48	$0.82	$1.54
Cumulative effect of accounting change	—	(0.01)	—	—	—

	$1.54	$1.41	$1.48	$0.82	$1.54

See footnotes beginning on the following page.

Selected Financial Data (continued)

(Dollars in millions, except per share amounts)	2006	2005	2004	2003	2002
Profitability ratios
Segment profit as a percent of sales: Europe (a), (d)	16%	19%	22%	20%	21%
Asia Pacific (a), (d)	16	10	11	10	17
North America (a), (b), (d)	3	—	nm	nm	12
BeautiControl North America (a)	10	10	7	6	8
International Beauty (a), (c)	5	1	5	nm	nm

Return on average equity (i)	25.5	26.3	34.6	24.1	61.0
Return on average invested capital(i)	11.2	18.2	17.3	10.9	19.4

Financial Condition
Cash and cash equivalents	$102.2	$181.5	$90.9	$45.0	$32.6
Working capital	220.5	218.0	173.9	121.0	77.1
Property, plant and equipment, net	256.6	254.5	216.0	221.4	228.9
Total assets	1,696.2	1,740.2	983.2	915.9	838.7
Short-term borrowings and current portion of long-term debt	0.9	1.1	2.6	5.6	21.2
Long-term obligations	680.5	750.5	246.5	263.5	265.1
Shareholders’ equity	399.2	335.5	290.9	228.2	177.5
Current ratio	1.59	1.48	1.60	1.42	1.27
Long-term debt-to-equity	170.4%	223.7%	84.7%	115.5%	149.4%
Total debt-to-capital (j)	63.1%	69.1%	46.1%	54.1%	61.7%

Other Data
Net cash provided by operating activities (h)	$172.8	$140.2	$121.4	$105.6	$128.2
Net cash (used in) provided by investing activities	(131.5)	(511.4)	(27.0)	(30.6)	14.4
Net cash (used in) provided by financing activities (h)	(122.5)	459.8	(50.1)	(64.7)	(132.1)
Capital expenditures	52.1	52.0	43.6	40.0	46.9
Depreciation and amortization	72.9	50.8	50.8	52.6	48.8

Common Stock Data
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88
Dividend payout ratio (k)	57.1%	62.4%	59.5%	107.3%	57.1%
Average common shares outstanding (thousands):
Basic	60,140	59,424	58,432	58,382	58,242
Diluted	61,171	60,617	58,848	58,440	58,716

Year-end book value per share (l)	$6.59	$5.53	$4.96	$3.90	$3.04
Year-end price/earnings ratio (m)	14.7	13.7	13.7	20.6	9.8
Year-end market/book ratio (n)	3.4	3.5	4.1	4.3	4.9
Year-end shareholders (thousands)	7.7	8.3	8.9	9.4	10.1

a.	As a result of changes in the Company’s management structure as well as a re-evaluation of the Company’s operating segment definitions, the Company reorganized its previously reported segments as follows:

•	There have been no changes to the Company’s BeautiControl North America segment.

•	International BeautiControl operations are reported in the segments in which the business component geographically resides.

•

The International Beauty reportable segment includes the Acquired Units other than those operated in Southern Africa and Japan, as well as the Company’s Tupperware operations in Central and South America and the Philippines which were included in the Company’s Latin America and Asia Pacific reportable segments prior to 2006, respectively.

•	The Company’s Tupperware and BeautiControl operations in Mexico are included in the North America segment; they were included in the Latin America reportable segment prior to 2006.

•	With the movement of Central and South America as well as Mexico, the Company no longer has a Latin America reportable segment.

•

The Company’s NaturCare® brand business operating in Japan is included in the Asia Pacific segment; it was previously included in the International Beauty reporting segment. This change included the transfer of intangible assets and goodwill of $30.2 million and $24.3 million, respectively.

•

The Company’s Avroy Shlain® and Swissgarde® brand businesses operating in Southern Africa are now included in the Europe segment; they were previously included in the International Beauty reportable segment. This change included the transfer of intangible assets and goodwill of $16.6 million and $16.3 million, respectively.

Prior period data has been reclassified to reflect these changes.

b.	Beginning in 2001 and concluding in 2003, the Tupperware United States business transitioned to a new business model. Under this model, sales are made directly to the sales force with distributors compensated through commission payments. This model results in a higher company sales price that includes the margin previously realized by the distributors and has no material impact on profit. The impact of this change on the comparison with prior year sales was approximately $27.0 million and $16.2 million, in 2003 and 2002, respectively. There was no material impact on the 2006, 2005 and 2004 comparisons with the prior year.
c.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses, and the results of these operations have been included since the date of acquisition.
d.	The re-engineering and impairment charges line provides for severance and other exit costs. In addition to these costs, the Company has incurred various costs associated with it re-engineering activities that are not defined as exit costs under SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. These costs are included in the results of the applicable segment in which they were incurred or as part of unallocated expenses In January 2005, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. As a result, in 2005, $0.9 million, $0.5 million and $0.6 million was recorded in Europe, Asia Pacific and North America, respectively, for pretax costs incurred to relocate equipment from Hemingway to production facilities in those regions. As a result of the capacity shift, the Company also recorded a $5.6 million reduction of its reserve for United States-produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold and $1.2 million in the United States for equipment relocation. Both of these items are included in the North America results for 2005. In 2002, $1.6 million was recorded as a reduction of Europe segment profit related to the write-down of inventory and reserves for receivables as a result of restructuring the business model of the Company’s United Kingdom operations. Also, 2002 Asia Pacific segment profit was reduced by $2.7 million primarily related to costs associated with the closure of one of the Company’s Japanese manufacturing/distribution facilities. In addition, in 2002, $0.1 million was recorded as a reduction of North America segment profit primarily as a result of reserves for receivables as a result of a restructure of BeautiControl operations in Mexico. As part of re-engineering actions, in 2002, the Company sold its former Spanish manufacturing facility, its Convention Center complex in Orlando, Florida and one of its Japanese manufacturing/distribution facilities generating pretax gains of $21.9 million, $4.4 million and $13.1 million, respectively. The Spanish and Japanese gains were included in the Europe and Asia Pacific segments, respectively, and the Convention Center gain was recorded in other, net in the table above. In addition, unallocated expenses included $0.1 million for internal and external consulting costs incurred in connection with implementing restructuring actions in 2002. Total after-tax impact of these costs (gains) was $5.8 million, $(1.6) million, $4.3 million, $3.1 million and $(8.5) million in 2006, 2005, 2004, 2003 and 2002, respectively. See Note 2 to the consolidated financial statements.
e.

In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2006, 2005, 2004, and 2003, pretax gains from these sales were $9.3 million, $4.0 million, $11.6 million and $3.7 million, respectively, and were recorded in other net. Certain members of management, including executive officers, received incentive compensation totaling $0.2 million, $0.1 million, $0.3 million, $0.2 million and $1.3 million in 2006, 2005, 2004, 2003 and 2002, respectively, based upon completion of performance goals related to real estate development. These costs were recorded in unallocated expenses. Effective December 30, 2006, this incentive compensation program has been terminated.

f.	During 2006 and 2004, the Company recorded pretax gains of $4.4 million and $1.5 million, respectively, as a result of insurance recoveries from hurricane damage suffered in 2004 at its headquarters location in Orlando, Florida. These gains are included in other net.
g.	During 2006, the Company recorded a pretax loss of $1.2 million as a result of a fire at its former manufacturing facility in Halls, Tennessee.
h.	In 2005, interest expense includes approximately $29 million in net expense related to settling the Company’s $100 million 2006 notes and $150 million 2011 notes as part of its refinancing in conjunction with its December 2005 acquisition of Sara Lee Corporation’s direct selling business. $27.4 million of cash outflows associated with these transactions was included in the Company’s 2005 10-K as an outflow within the net cash used in financing activities section of the cash flow statement. They have been reclassified to be included within 2005’s net cash provided by operating activities. See Note 1 to consolidated financial statements.
i.	Returns on average equity and invested capital are calculated by dividing net income by the average monthly balance of shareholders’ equity and invested capital, respectively. Invested capital equals shareholders’ equity plus debt.
j.	Capital is defined as total debt plus shareholders’ equity.
k.	The dividend payout ratio is dividends declared per share divided by diluted earnings per share.
l.	Year-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.
m.	Year-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by the full year diluted earnings per share.
n.	Year-end market/book ratio is calculated as the year-end market price of the Company’s common stock divided by the year-end book value per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for 2006 compared with 2005 and 2005 compared with 2004, and changes in financial condition during 2006. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2006 as compared with 53 weeks in 2005 and 52 weeks in 2004. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.

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

Overview

	52 weeks ended Dec. 30, 2006	53 weeks ended Dec. 31, 2005	Change	Change excluding foreign exchange	Foreign exchange impact
Net sales	$1,743.7	$1,279.3	36.3%	35.6%	$8.5
Gross margin	64.7%	64.3%	0.4pp	0.2pp	0.2pp
Delivery, sales & administrative as percent of sales	56.3	54.6	1.7	1.9	(0.2)
Operating income	$152.2	$110.1	38.2%	35.3%	$1.4
Net income	94.1	85.4	10.2	9.2	1.1

The 2006 sales increase reflected $458.9 more sales from the Acquired Units than in 2005 when they were only included in the Company’s results following their December 5, 2005 acquisition. Total 2006 sales by the Acquired Units were $496.7 million. There was also a net increase from the Tupperware units in Asia Pacific and North America, which includes Tupperware Mexico, and BeautiControl North America. Sales in Europe were up, from the benefit of including the South African beauty units in the segment, which did not have sales for the first eleven months of 2005 prior to their acquisition.

For the year, net income was up primarily due to the full year inclusion of the Acquired Units, which generated $33.1 million in profit, or $57.5 million before considering amortization of intangible assets recorded in purchase accounting, compared with $2.2 million in 2005 for the one month they were owned by the Company. Profit also improved in the Tupperware units in Asia Pacific; there was a significantly lower loss by Tupperware United States and Canada, and a small improvement in profit by BeautiControl North America. Also impacting the comparison was $23.7 million of amortization of purchase accounting intangibles in 2006 versus $1.7 million in 2005, higher unallocated corporate expenses, lower re-engineering and impairment charges, and a large, favorable 2005 tax related settlement with the Company’s former parent. Net interest expense did not change significantly, reflecting higher ongoing expense in 2006 associated with higher average borrowings and costs in 2005 associated with changes in the Company’s debt financing, both in connection with the Acquisition.

The higher unallocated corporate expenses in 2006 were due to higher public relations costs in an effort to contemporize the Company’s brand perception, increased equity compensation and a net loss from foreign exchange versus net gains in 2005.

In 2006, the Company generated cash flow from operating activities of $172.8 million. The year-end debt to total capital ratio was 63 percent compared with 69 percent last year.

In 2006, the Company adopted SFAS 123(R) Share Based Payment in 2006, which requires the Company to record compensation expense for all unvested options that were issued prior to the Company’s adoption of fair-value accounting. These options were not previously considered under the Company’s decision to adopt fair-value accounting prospectively in 2003. This change resulted in $0.8 million of incremental expense in 2006. Additionally, 2006 included an incremental $1.5 million of compensation expense related to clarification from the Securities and Exchange Commission regarding accounting for stock options granted to retiree-eligible participants (see Note 1 to the consolidated financial statements for further discussion). This change did not impact the total compensation cost to be recognized but did accelerate it.

Net sales increased four percent in 2005 versus 2004, both as reported and in local currency. Three percentage points of the increase reflected the inclusion of the Acquired Units’ results for one month in 2005. BeautiControl North America achieved a strong sales increase, which was mostly offset by a decrease in Tupperware North America coming from the United States business.

Net income was down two percent in spite of improvements from 2004 in both sales and profit from the segments. This was primarily due to higher interest expense and re-engineering and impairment charges, along with lower land sales. The Company had a negative provision for income taxes due to a settlement related to pre-June 1996 taxes as well as various audit settlements and planning transactions.

Unallocated Expenses: The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures. The unallocated expenses increased during 2006 as compared with 2005 primarily due to equity compensation, net losses from foreign exchange and higher public relations costs in an effort to contemporize the Company’s brand perception.

During 2006, the Company continued its program to sell land for development near its Orlando, Florida headquarters which began in 2002. Pretax gains totaling $9.3 million ($5.5 million after tax) were recognized as a result of transactions completed during 2006. This amount compared with pretax gains of $4.0 million ($2.4 million after tax) during 2005 and $11.6 million ($7.1 million after tax) during 2004. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in other periods.

Additionally in 2006, the Company recorded a pretax loss of $1.2 million as a result of a fire at its former manufacturing facility in Halls, Tennessee. The amount recorded is based on its current best estimate. As more information becomes available related to this event, adjustments may be necessary.

The Company also recognized in 2004 a $1.5 million gain for the preliminary settlement of an insurance claim related to hurricane damage incurred at the Company’s headquarters, and in 2006 a $4.4 million gain related to the final settlement of this claim.

Included in 2006 net income were pretax charges of $7.6 million for re-engineering and impairment compared with $16.7 million in 2005 ($5.7 million and $11.2 million after tax, respectively). These charges are discussed in the re-engineering costs section following.

International operations accounted for 84, 76 and 75 percent of the Company’s sales in 2006, 2005 and 2004, respectively. They also accounted for 90 and 97 percent of the Company’s net segment profit in 2006 and 2005, respectively, and all of the Company’s net segment profit in 2004. The increase in the percent of sales from international operations in 2006 was due to the inclusion of the Acquired Units’ results of operations for a full year.

Gross Margin: Gross margin as a percentage of sales increased to 64.7 percent in 2006 compared with 64.3 percent in 2005, which was down from 65.3 percent in 2004. The slightly higher gross margin percentage in 2006 was due to the inclusion of a full year of the Acquired Units’ results, which run a slightly higher margin rate than the other units, as well as improvement in North America from the utilization of previously written down product, lower sales under incentive offers and LIFO reserve liquidation. These were partially offset by a lower margin percentage in Europe due to lower utilization of production capacity and a higher proportion of sales under incentive offers with a lower margin percentage for such items in Germany.

On an overall basis in 2005, the decrease was primarily due to higher raw material costs, particularly resin, and a higher proportion of promotional sales in Europe reflecting efforts to stimulate sales force recruiting, customer demand and party attendance.

Costs and Expenses: Delivery, sales and administrative expense (DS&A) as a percentage of sales was 56.3, 54.6, and 56.3 percent, in 2006, 2005, and 2004, respectively. In 2006, the increase in DS&A as a percent of sales was due to the inclusion of a full year of the Acquired Units’ results, which run a slightly higher rate than the other units and $23.7 million of amortization of intangible assets recorded in purchase accounting for the Acquired Units’ sales force relationships compared to $1.7 million in 2005. Excluding the amortization of intangible assets, DS&A as a percentage of sales was 54.9 and 54.5 percent in 2006 and 2005, respectively.

In 2005, the decline in DS&A as a percent of sales was due to a continued focus on operating expense reductions throughout the Company, particularly in Tupperware United States and Canada despite the lower sales volume.

As discussed in Note 1 to the consolidated financial statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.

Re-engineering Costs. As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible cost structure, it periodically implements actions designed to reduce costs and improve operating efficiency. These actions may result in re-engineering costs related to facility downsizing and closure as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains upon disposal of closed facilities or other activities directly related to its re-engineering efforts. Over the past three years, the Company has incurred such costs (gains) as detailed below that were included in the following income statement captions (in millions):

	2006	2005	2004
Re-engineering and impairment charges	$7.6	$16.7	$7.0
Cost of products sold	—	(2.4)	—

Total pretax re-engineering costs	$7.6	$14.3	$7.0

Total after-tax re-engineering costs	$5.8	$9.6	$4.3

In 2006, re-engineering and impairment charges of $7.6 million included $7.5 million primarily related to severance costs incurred to reduce headcount in the Company’s Canada, Belgium, Philippines, Australian mold making and Europe operations. The remaining $0.1 million was to write down the value of certain assets of the Company’s Philippines facility.

In 2005, re-engineering and impairment charges of $16.7 million included $10.2 million primarily related to severance costs incurred to reduce headcount in the Company’s South Carolina, Orlando, Australian mold making, Belgium, France and Portugal operations. In December 2004, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. In 2005, the Company implemented its plans related to the Hemingway facility which resulted in the elimination of 269 positions and pretax severance and outplacement costs of approximately $7.2 million. An additional $0.9 million of severance was recorded for the elimination of 43 positions in the Company’s U.S. sales operation. The balance of the $16.7 million charge was largely related to impairment charges recorded to write down the value of certain of the Company’s United States warehousing and distribution capacity and related equipment, as well as a former manufacturing facility in Halls, Tennessee. In addition to headcount reductions, $3.2 million of pretax costs were incurred to relocate equipment to other facilities. As a result of the capacity shift, the Company also realized a $5.6 million reduction of its reserve for United States produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold. Both of these items were recorded in cost of products sold.

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

Tax Rate. The effective tax rates for 2006, 2005, and 2004 were 9.2, (31.2), and 14.8 percent, respectively. In 2006, the tax rate was impacted by tax planning and tax law changes in 2006, which was partially offset by the inclusion of the Acquired Units’ operations which currently carry a higher effective tax rate than the remainder of the Company’s operations.

In 2005, the Company reached a settlement with its former parent company resulting in a cash receipt of $46 million including interest related to pre-June 1996 tax liabilities. This generated a net tax benefit of approximately $25 million after considering amounts previously recorded as a receivable on the Company’s balance sheet and a provision for taxes related to the interest portion of the settlement. This transaction, together with various audit settlements and year-end tax planning transactions, resulted in the negative provision for income taxes for 2005. The 2004 rate reflected the impact of re-engineering actions and gains on property dispositions, including the hurricane related insurance gain discussed earlier, as well as the net favorable resolution of domestic and international tax audit contingencies.

The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them and where it has concluded that it is more likely than not that the benefits would ultimately be realized and as such, no valuation allowance was necessary. This assessment was based upon expectations of improving domestic operating results as well as anticipated gains related to the Company’s sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. Refer to the critical accounting policies section and Note 10 to the consolidated financial statements for additional discussions of the Company’s methodology for evaluating deferred tax assets.

Based on expected revenue and profit contributions of the Company’s various operations, management expects a tax rate in the low 20 percent range for 2007.

Net Interest Expense. The Company incurred $47.0 million of net interest expense in 2006 compared with $45.1 million in 2005 and $13.0 million in 2004. Increased interest expense in 2006 was driven largely by the higher level of borrowing that resulted from financing the Acquisition in late 2005. The Company’s primary borrowing in 2006 was through term loans due in 2012 under its credit facility. The principal balance on these term loans at the beginning of 2006 was $745.0 million, but was reduced by principal payments to $669.2 million as of the end of 2006. The interest rate charged on these loans is a floating LIBOR based rate and resulted in interest expense of $47.7 million in 2006, net of the impact from floating-to-fixed interest rate swap agreements on $375 million of the outstanding term loans. Additional interest expense on borrowings under the Company’s $200.0 million committed revolving line of credit totaled $4.6 million. The Company maintained a portfolio of foreign exchange forward contracts that reduced interest expense by approximately two million dollars in 2006. Other interest expense resulted from bank borrowings at the Company’s subsidiaries around the world and a loan secured by the BeautiControl headquarters in Dallas.

Interest income during 2006 was approximately $8 million, including $3.6 million earned from an escrow account funded in December 2005 at the time of the Acquisition. In order to discharge the Company’s $100.0 million 7.25 percent Notes due in October 2006, the Company funded an escrow account with cash in December 2005. Since the Notes were paid off from the escrowed funds in October 2006, the escrow account has been closed, and no interest income was earned thereon after October 1, 2006.

The sharp increase in 2005 was due to slightly higher interest rates in 2005, along with the requirement to pay a make-whole payment of $21.9 million for the early retirement of the Company’s $150 million notes in connection with entering into new financing arrangements for the Acquisition and $6.0 million for the discharge of obligations related to $100 million of notes due in 2006. Issuance costs of approximately $0.8 million related to retired debt were also written off as part of interest expense. A credit of $3.2 million to recognize net deferred gains on interest rate swaps related to these debt agreements that were previously closed offset some of this expense. Interest expense also included a $3.1 million payment to close an interest rate hedge the Company previously entered into to lock in the base interest rate on the previously expected refinancing of its 2006 notes. As the Company progressed toward closing the Acquisition it became no longer probable in the third quarter of 2005 that the debt would be refinanced, and this agreement was no longer an effective hedge. See additional discussion in Liquidity and Capital Resources.

During the first quarter of 2007, the Company will begin hedging $50 million worth of its yen net equity and $300 million of its euro net equity through a series of new forward contracts. This will significantly reduce interest expense in the future with an approximate $5.0 million impact in 2007. The initial forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company will be exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. Over time, this exposure is expected to be offset by changes in the value of operating cash flows generated in the yen and the euro.

Segment Results 2006 vs. 2005

As a result of changes in the Company’s management structure as well as a re-evaluation of the Company’s operating segment definitions, the Company reorganized its previously reported segments as follows:

•	There have been no changes to the Company’s BeautiControl North America segment.

•	International BeautiControl operations are reported in the segments in which the business component geographically resides.

•

The International Beauty reportable segment includes the Acquired Units other than those operated in Southern Africa and Japan, as well as the Company’s Tupperware operations in Central and South America and the Philippines which were included in the Company’s Latin America and Asia Pacific reportable segments prior to 2006, respectively.

•	The Company’s Tupperware and BeautiControl operations in Mexico are included in the North America segment; they were included in the Latin America reportable segment prior to 2006.

•	With the movement of Central and South America as well as Mexico, the Company no longer has a Latin America reportable segment.

•

The Company’s NaturCare® brand business operating in Japan is included in the Asia Pacific segment; it was previously included in the International Beauty reporting segment. This change included the transfer of intangible assets and goodwill of $30.2 million and $24.3 million, respectively.

•

The Company’s Avroy Shlain® and Swissgarde® brand businesses operating in Southern Africa are now included in the Europe segment; they were previously included in the International Beauty reportable segment. This change included the transfer of intangible assets and goodwill of $16.6 million and $16.3 million, respectively.

Prior period data has been reclassified to reflect these changes.

(Dollars in millions)	2006	2005	Change		(a) Change excluding the impact of foreign exchange	Foreign exchange impact		Percent of total
			Dollar	Percent				2006	2005
Sales
Europe	$615.9	$602.5	$13.4	2%	1%	$4.9		35%	47%
Asia Pacific	239.7	204.5	35.2	17	17	0.3		14	16
North America	255.5	253.6	1.9	1	—	0.7		15	20
BeautiControl N.A.	150.0	146.7	3.3	2	2	0.2		9	12
International Beauty	482.6	72.0	410.6	+	+	2.4		28	6

Total net sales	$1,743.7	$1,279.3	$464.4	36.3	35	$8.5		100	100

Segment profit
Europe (b), (c)	$94.4	$116.2	$(21.8)	(19)%	(19)%	$0.5		52%	77%
Asia Pacific (b), (d)	33.8	20.2	13.6	67	59	1.1		19	13
North America (d)	8.7	0.5	8.2	+	+	(0.2)		5	—
BeautiControl N.A.	14.6	14.0	0.6	4	4	—		8	9
International Beauty (b), (e)	30.8	0.9	29.9	+	+	(0.3)		17	1

Segment profit as a percentage of sales
Europe	15%	19%	na	(4.0)pp	(3.9)pp	(0.1	)pp	na	na
Asia Pacific	14	10	na	4.2	3.7	0.5		na	na
North America	3	—	na	3.2	3.3	(0.1)		na	na
BeautiControl N.A.	10	10	na	0.2	0.2	—		na	na
International Beauty	6	1	na	5.1	5.6	(0.5)		na	na

a.	2006 actual compared with 2005 translated at 2006 exchange rates.
b.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses and its results of operations have been included since the date of acquisition.
c.	Europe includes 2006 and 2005 amortization for identified intangibles valued as part of acquisition accounting of $1.7 million and $0.1 million, respectively.
d.	Asia Pacific includes 2006 and 2005 amortization for identified intangibles valued as part of acquisition accounting of $3.9 million and $0.3 million, respectively.
e.	International Beauty includes 2006 and 2005 amortization for identified intangibles valued as part of acquisition accounting of $18.1 million and $1.3 million, respectively.
+	Increase greater than 100 percent.
na	Not applicable

Europe

The slight increase in European sales was primarily due to the inclusion of the acquired South African beauty units. Excluding these units, local currency sales were three percent lower largely due to a 14 percent sales decline in Germany, the segment’s largest market, driven by a reduction in total and active sales force. In 2006 and 2005 the German market accounted for $198.0 million and $231.0 million of the segment’s sales, respectively. Additionally, in the Europe segment approximately $8 million less business-to-business sales than last year contributed to the sales decline. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. Other markets that were down versus

2005 were the Netherlands, Austria and Switzerland all due to a decrease in average active sales force, and in the case of Switzerland a large business to business transaction that did not recur.

These declines were partially offset by Tupperware Southern Africa which had a significant increase in sales versus 2005 driven by good recruiting and increases in total and average active sales force. The emerging markets of Russia, Turkey and Poland had strong increases in 2006 with growth of 46 percent versus last year, while their contribution to total sales for the segment grew from 8 percent in 2005 to 11 percent in 2006. The largest sales growth contribution came from Russia, which was up 60 percent and contributed the largest dollar increase from last year of all markets in the segment.

The segment overall ended the year with an eight percent sales force size advantage, but had a decline of eight percent in average active sales force in 2006 versus 2005.

Although local currency sales increased slightly, profit was down 17 percent as reported and in local currency resulting in a decline of 3.6 percentage points in return on sales. The lower return on sales was driven by the decline in German sales which, despite the downturn, continue to carry a return above the segment average, and the mix of markets generating the profit, with a slight impact driven by the inclusion of a full year of results for the South African beauty units which operate at a lower return on sales. The higher operating costs were driven by increased costs in the growth markets and higher promotional expenses in an effort to increase the size of the total and active sales forces.

Asia Pacific

Net sales for the year increased both as reported and in local currency. Excluding NaturCare, the acquired Japan beauty unit that only had sales in one month in 2005, sales were up eight percent in local currency. Sales were up in virtually all markets, led by the emerging markets of China, India and Indonesia, which in total were up 28 percent, with the largest increase coming from China up 44 percent. In China, direct selling has been limited by law, and the Company reaches consumers through independent store fronts where the number of storefronts grew 25 percent to over 2,300. Japan, Korea and Australia had modest growth in local currency versus 2005 driven by a more productive sales force offset by less business-to-business sales in Korea. The decline in Korea’s business-to-business sales is likely to continue.

Excluding NaturCare, segment profit increased in both reported and local currency reflecting improvement in most markets and led by the emerging markets. Though costs showed a dollar increase versus 2005, as a percent of sales they were down driven primarily by strong sales growth, resulting in a 4.2 percentage point increase in return on sales.

North America

The slight increase in North American sales was primarily due to growth by Tupperware Mexico offset by a slight decrease in the United States. Mexico sales were up slightly in local currency driven by a slightly larger sales force, an increase in business-to-business sales and five percent growth in the sale of BeautiControl products. Canada sales were up modestly due to better productivity by the sales force partially due to the implementation of a new compensation plan which mirrors the plan implemented in the U.S. last year. In the United States, sales were down slightly versus last year although they were up in each of the third and fourth quarters versus the prior year. Though total and active sales forces were down for the year, productivity was up driven by the new multi-tier sales force compensation system implemented in 2005. This new compensation system provides for override commissions on group sales with an emphasis on the earnings opportunity and recruiting new sellers into the business. This along with increased Company sponsored training and an experience based party format are designed to continue to improve future results. The Company is seeking to improve its U.S. business through a refreshed, interactive party format, continuing to introduce innovative and fashion forward products, public relations activities to ensure a broad understanding of the Company’s current product categories, innovations and fashionability and a better balance between its emphasis on products and its sales force earnings opportunity.

North America’s profit came from Tupperware Mexico where profit was up 12 percent primarily reflecting sales growth but also a slight improvement in promotion and distribution expenses. There was a decrease in the U.S. loss of over 90 percent. The lower loss was driven by a higher gross margin percentage and a reduction in DS&A expenses. The improvement in gross margin was due to the utilization of previously written down product, fewer sales incentive offers and a reduction in the LIFO reserve. The improvement in expenses was primarily due to a reduction in distribution costs driven by improved freight pricing and a greater number of consolidated shipments. Additionally, in the United States, post retirement benefit costs were $1.2 million favorable to last year and are expected to decline another $1.0 to $1.5 million in 2007 (see Note 12 “Retirement Benefit Plans” for further details).

BeautiControl North America

BeautiControl North America had a slight increase in sales and profit. The business started the year slow but was up 6 percent in the second half of the year. The improvement in sales, particularly in the second half of the year, was due to increased volume reflecting a year-over-year total and active sales force size advantage. Recruiting remained strong again this year with a Spring campaign that was the second largest in BeautiControl’s history. The sales force growth continued to be fueled by both a strong earnings opportunity and an easy, replicable interactive party experience, the “Spa ESCAPE”.

The sales growth was the primary reason for the profit improvement along with a slight improvement in gross margin driven by a better mix of sales. These were partially offset by higher operating expenses due to strong recruiting and transition costs incurred for a new manufacturing facility. The transition should be complete by the end of the first quarter of 2007.

International Beauty

The Acquired Units’ sales and profit were included in the Company’s results beginning on December 5, 2005 with the closing of the Acquisition. The sales increase in the International Beauty segment reflected $442 million of sales by the Acquired Units in the segment. The largest market in the segment, Fuller Mexico, accounts for more than 60 percent of sales and an even greater proportion of segment profit. This business achieved significant sales growth from a larger and more productive sales force versus 2005, which was partially offset primarily by lower sales in the Philippines due a smaller sales force. The prior year results reflect $72.0 million of sales by the Acquired Units and the operations of Tupperware businesses in Central and South America and the Philippines. Combined, these businesses did not materially impact the comparison.

Segment profit reflected the same factors as sales, along with approximately $18.1 million of negative impact from amortization expense primarily associated with intangible assets recorded in purchase accounting for the Acquired Units’ sales force relationships.

Good progress was made during the year transitioning the Acquired Units into Tupperware Brands. The Nutrimetics Australia business is similar to BeautiControl North America in terms of its skin care focused product line, party plan orientation and sales force compensation model. Its party format and compensation model have been adjusted to be more similar to what has worked well for BeautiControl North America and are expected to reenergize that business. In Central and South America, progress has been made in combining back-office functions in Brazil and in some cases both beauty and Tupperware® products are being sold by the same sales force.

Segment Results 2005 vs. 2004

(Dollars in millions)	2005	2004	Change		(a) Change excluding the impact of foreign exchange	Foreign exchange impact		Percent of total
			Dollar	Percent				2005	2004
Sales
Europe	$602.5	$597.0	$5.5	1%	—%	$6.2		47%	49%
Asia Pacific	204.5	194.8	9.7	5	5	0.6		16	16
North America	253.6	278.7	(25.1)	(9)	(11)	5.2		20	23
BeautiControl N.A.	146.7	118.0	28.7	24	24	0.2		11	10
International Beauty	72.0	35.7	36.3	+	88	2.6		6	3

Total net sales	$1,279.3	$1,224.3	$55.1	5	3	$14.8		100	100

Segment profit (loss)
Europe (c), (d)	$116.2	$133.4	$(17.2)	(13)%	(13)%	$0.7		77%	82%
Asia Pacific (c), (e)	20.2	20.5	(0.3)	(1)	(5)	0.8		13	13
North America (c)	0.5	(22.3)	22.8	nm	nm	0.2		—	na
BeautiControl N.A.	14.0	8.0	6.0	75.0	74	—		9	5
International Beauty (b), (f)	0.9	1.6	(0.7)	(44)	(55)	(0.4)		1	1

Segment profit as a percentage of sales
Europe	19%	22%	na	(3.1)pp	(2.9)pp	(0.2	)pp	na	na
Asia Pacific	10	11	na	(0.6)	(1.0)	0.4		na	na
North America	—	nm	na	8.2	8.0	0.2		na	na
BeautiControl N.A.	10	7	na	2.8	2.7	—		na	na
International Beauty	1	4	na	(3.2)	(4.0)	0.8		na	na

a.	2005 actual compared with 2004 translated at 2005 exchange rates.
b.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses and its results of operations have been included since the date of acquisition.
c.	Includes machinery relocation costs incurred in 2005 in connection with a shift of capacity from Hemingway, South Carolina to other manufacturing facilities. Amounts included are $0.9 million in Europe, $0.5 million in Asia Pacific and $1.8 million in North America. Also includes a credit of $5.6 million due to a reduction in LIFO reserve requirements as a result of the shift of capacity to facilities that cost inventory on a FIFO basis.
d.	Europe includes 2005 amortization for identified intangibles valued as part of acquisition accounting of $0.1 million.
e.	Asia Pacific includes 2005 amortization for identified intangibles valued as part of acquisition accounting of $0.3 million.
f.	International Beauty includes 2005 amortization for identified intangibles valued as part of acquisition accounting of $1.3 million.
+	Increase greater than 100 percent.
na	Not applicable
nm	Not meaningful

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

The segment’s largest market, Germany, was down eight percent from last year. While it ended the year with a larger sales force size, for most of the year it operated at a sales force size disadvantage. Additionally, a sales force size advantage for most of the fourth quarter did not offset lower sales force productivity due to a difficult consumer environment. Sales in 2005 in Germany totaled $231.0 million, as compared with $251.1 million in 2004.

The segment overall ended the year with a 13 percent sales force size advantage and achieved a 6 percent average active sales force size advantage in the fourth quarter of 2005 versus 2004.

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

Asia Pacific

Net sales for the year increased slightly both as reported and in local currency. This comparison benefited from the inclusion in 2004 of a product recall in Japan that resulted in sales returns of $5.5 million, at the 2005 foreign exchange rate. Excluding this benefit, local currency sales would have been flat. Significant sales increases in China and Korea combined with a strong increase in Australia were partially offset by a significant sales decline in Japan.

China sales grew over 70 percent and contributed the largest dollar increase in the Asia Pacific segment during 2005 with almost 2,000 storefronts operating at the end of 2005, which was up over 50 percent from 2004. Storefront sales productivity was up as well.

Korea benefited from higher business-to-business transactions and core sales during the year, while Australia grew sales through a higher active and more productive sales force.

Asia Pacific had a small decline in overall sales volume for the year, but was able to offset that with a more favorable mix of products sold as well as lower overall sales discounting.

In spite of a slight sales increase, both reported and local currency profit was flat reflecting results in Japan. The product recall in Japan mentioned earlier had no impact on the profitability comparison as the vendor reimbursed the Company for lost profit and costs related to the recall.

North America

North America had a decline in sales in 2005 due to lower volume that was only partially offset by an improved product mix that included fewer sales force support items. This was due almost exclusively to the performance in the United States, which continued to struggle and had a 28 percent decline in the number of average active sellers in 2005 versus 2004. In April 2005, the Company completed its implementation of a multi- tier compensation system for its sales force. The new system is more competitive in the U.S. market than the previous format and emphasizes building one’s business through recruiting. The Company started training its independent sales force in 2004 to operate successfully under this new model.

Mexico had a slight increase in sales for the year driven by an increase in the total and active sales force count along with continued growth in the sale of BeautiControl products. Beauty sales grew 20 percent compared with 2004 and accounted for 10 percent of Mexican sales. Mexico profit improved slightly due to sales growth however, profit growth was less due to strategic investments made to expand BeautiControl’s sales contribution.

The segment was about break even in spite of the substantial sales decline in the United States results. This improvement was largely due to the significant improvements in the United States driven by value chain improvements implemented during 2004 and 2005 including a restructure of its manufacturing operations in Hemingway, South Carolina to source the majority of its products from the Company’s other manufacturing facilities. The Company also realized a benefit of $7.2 million from reduced LIFO reserve needs as United States-produced inventory was sold including $5.6 million directly related to the capacity shift. Additionally, the United States benefited from an approximate four million dollars reallocation of corporate overhead charges.

BeautiControl North America

BeautiControl North America had substantial increases in both sales and segment profit in 2005 which were largely volume related. A higher proportion of sales of low priced items to support increased recruiting resulted in a slightly lower average selling price. The improved performance was a result of substantial increases in both the total and active sales forces during the year with the business closing 2005 with a 20 percent advantage in the total sales force. The sales force growth was fueled by both a strong earnings opportunity and an easy, replicable interactive party experience, the “Spa ESCAPE”.

The sales growth was the primary reason for the profit improvement along with the absence of an approximate $2.5 million charge in the first quarter of 2004 related to an accrual for legal matters and an executive retirement.

International Beauty

The Acquired Units’ sales and profit were included in the Company’s results beginning on December 5, 2005 with the closing of the acquisition of Sara Lee Corporation’s direct selling businesses. The sales and profit were $37.9 million and $0.9 million, respectively, including $1.3 million of purchase accounting amortization. Sales and profit were strong in Fuller Mexico, partially offset by some weakness in Australia and Fuller Philippines. After considering incremental interest expense related to the acquisition, the Acquired Units had little net impact on 2005 earnings.

The balance of this segment consisted of Tupperware Central and South America and the Philippines. Combined, these operations did not have a significant impact on segment results as the negative impact of a large decline in the Philippines’ average active sales force was balanced by improvement in Central and South America.

Financial Condition

Liquidity and Capital Resources. Working capital increased, reaching $220.5 million as of December 30, 2006 compared with $218.0 million as of December 31, 2005 and $173.9 million as of December 25, 2004. The current ratio was 1.6 to 1 at the end of 2006 compared with 1.5 to 1 at the end of 2005 and 1.6 to 1 at the end of 2004.

The 2006 working capital increase was primarily due to cash generated from operations and an increase in accounts receivable driven by strong year-end sales in Mexico. These were partially offset by an increase in accounts payable. See Note 11 to the consolidated financial statements for further details.

The 2005 working capital increase, exclusive of the impact from the Acquired Units, was due to an increase in cash primarily from cash generated from operations, including the settlement of pre-June 1996 income taxes with the Company’s former parent, along with proceeds received upon the exercise of stock options, partially offset by the pay down of debt. Another impact was a decrease in accounts payable in the existing businesses primarily due to the timing of year end. The December 31 year-end for 2005 resulted in more of the Company’s trade payables coming due before the end of the year. Of the Company’s year-end cash balance of $181.5 million, $105 million was paid out in 2006 in connection with the Acquisition. This included approximately $80 million of taxes that had been withheld for the benefit of a subsidiary of Sara Lee Corporation related to its sale of the Mexican operations and other income tax items related to the Acquisition.

The $44.1 million overall working capital increase in relation to the Acquisition is summarized as follows:

(In millions)	2005 vs. 2004
Acquired Units	$94.1
Tax accruals related to the Acquisition	(93.7)
Pre-acquisition existing business	43.7
Total working capital increase	$44.1

In conjunction with closing the Acquisition on December 5, 2005, the Company entered into a new credit agreement that included a seven-year $775 million term loan bearing an annual interest rate of 150 basis points over the LIBOR rate and a $200 million revolving credit facility. This agreement replaced the Company’s previously existing $200 million revolving line of credit. The Company used cash on hand and the term loan borrowings to fund the amount due to Sara Lee Corporation, to discharge its then outstanding $100 million notes due in 2006 and to repay its $150 million notes due in 2011. The settlement of the 2011 notes required make-whole payments to the note holders of approximately $22 million. In anticipation of this transaction, the Company closed fixed to variable interest rate swaps with combined notional amounts totaling $150 million that were scheduled to expire in 2011 with the notes. These swaps were entered to convert the Company’s $150 million notes from fixed to variable interest rates. Closing these swaps resulted in a loss of approximately $3.1 million that was recorded as a component of income when the notes were settled. As also discussed in the market risk section, the Company exited an agreement to lock in a fixed 10-year treasury rate that was to provide the base interest for an anticipated refinancing of its $100 million 2006 notes. The $3.1 million cost to exit this arrangement was recorded as a component of interest expense in the third quarter of 2005. In addition to the amounts discussed above, upon closure of the transaction, the Company expensed unamortized debt issuance costs relating to the settled debt totaling approximately $0.8 million and recognized deferred net gains related to previously terminated hedging arrangements associated with the settled debt. These net gains were $3.2 million. Unamortized debt issuance costs of approximately $0.6 million related to the Company’s existing revolving credit agreement were added to the costs related to the new revolver and are being amortized over its 5-year term. Borrowings under the credit agreement are secured by substantially all of the Company’s domestic assets and 65 percent of its stock in its significant foreign subsidiaries. Principal payments on the term loan are 1 percent of the original amount per year in years 1 to 6 and the first 3 quarters of year 7 in quarterly installments. The balance will be due in a balloon payment at the end of the seven-year term. The agreement also requires additional principal payments consisting of 100 percent of cash generated from certain asset sales and new debt issuances as well as up to 50 percent of excess cash flows. Excess cash flows are substantively defined as net cash provided by operating activities less capital expenditures, required debt payments and dividends paid up to $60 million annually. While the covenants are restrictive and could inhibit the Company’s ability to pay dividends or buy back stock, the Company currently believes it will be able to continue paying its current $0.22 per share quarterly dividend under the covenant requirements. See further information in Note 7 to the consolidated financial statements.

The $775.0 million Term Loan was reduced to $745.0 million at the end of 2005, and principal payments made during 2006 further reduced the balance to $669.2 million as of December 30, 2006. Due to prepayments made in the fourth quarter of 2005, the Company had no scheduled payments in 2006. However, the Company made voluntary payments of $63.0 million and mandatory payments of $12.8 million. The mandatory payments were a result of the sale of land in the Orlando, Florida area.

The Company’s two debt rating agencies, Standard and Poor’s and Moody’s, have both rated the Company. Standard and Poor’s currently rates the corporate credit rating of the Company BB and assigns a stable outlook. Moody’s assigns a rating of Ba2 to the corporate family rating of the Company.

As of December 30, 2006, the Company had $186.2 million available under its revolving line of credit and $121.0 million available under other uncommitted lines of credit, along with a cash balance of $102.2 million. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico, Russia and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. The previously discussed downturn in the Company’s German business has impacted its ability to contribute the same historical level of operating cash flows to the Company and the operating losses in the Tupperware United States business has impacted its ability to contribute operating cash flows. However, neither of these situations has resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

Included in the cash balance of $102.2 million reported at the end of 2006 was $10.3 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s consolidated balance sheet. It will apply for, and expects to receive, authorization in 2007 to transfer approximately half of such amount out of the country. It has also implemented other strategies in an effort to eventually repatriate the entire cash balance. The Company believes it could immediately repatriate the cash from Venezuela, but it would only be able to do so at a significantly less favorable exchange rate. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its consolidated balance sheet with the difference recorded as a foreign exchange loss in its consolidated income statement.

The debt-to-total capital ratio at the end of 2006 was 63 percent compared with 69 percent at the end of 2005. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The decrease in debt from the same period a year ago reflected the debt principal payments made from cash generated from operations and from the sale of real estate in the Orlando, Florida area. The increase in equity resulted largely from earnings in 2006, reduced by dividends paid during the year.

Operating Activities. Net cash provided by operating activities for 2006 was $172.8 compared with $139.9 million in 2005 and $121.4 million in 2004.

The increase in cash from operating activities in 2006 versus 2005 reflected higher cash pretax income, excluding land sales, of close to $70 million, along with a cash inflow from higher payables and accruals this year as opposed to an outflow last year. The improvement in payables and accruals was largely due to the management of the timing of payments and the volume of business in certain markets. There were also smaller improvements in inventory from the sale of slow moving items in certain markets and in non-trade receivables reflecting lower VAT receivables and amounts relating to hedging transactions. The main offsets were from cash tax payments of $30 million this year versus net receipts of $35 million in 2005 that included a $46 million receipt from the Company’s former parent. There was also an outflow from trade receivables in 2006, versus an inflow in 2005, reflecting higher December sales in certain markets, as well as higher past due amounts.

The increase from 2004 to 2005 was primarily due to the $46 million received in connection with settling pre-June 1996 income taxes with the Company’s former parent. The Company also received a refund of approximately $10 million from the United States Internal Revenue Service in settlement of audits for the period 1996 to 2001. These items were partially offset by a decrease in accounts payable and accrued liabilities. There was a cash inflow from settling hedge contracts this year versus an outflow last year due to a weaker U.S. dollar during 2005 than in 2004.

Investing Activities. For 2006, 2005 and 2004, the Company spent $52.1 million, $52.0 million and $43.6 million respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products with the greatest amount spent in Europe. The slight increase from last year was primarily due to higher spending on improvements made for capacity expansion at BeautiControl North America. See Note 14 to the consolidated financial statements.

Partially offsetting the capital spending was $25.5 million in 2006, $8.0 million in 2005 and $16.6 million in 2004, of proceeds related to the sale of certain property, plant and equipment in addition to insurance proceeds received in 2006 and 2004 for property damaged by a hurricane in 2004. The proceeds from the sales were primarily related to land for development near the Company’s Orlando, Florida headquarters. Cumulative proceeds from the Company’s program to sell land for development which began in 2002, are now expected to be up to $125 million by the end of 2009, including $58 million received through the end of 2006, inclusive of the sale of the Company’s former convention center facility.

Additionally, 2006 and 2005 included net cash outflows of $104.9 million and $464.3 million, respectively, in connection with the Acquisition. See discussion above in Liquidity and Capital Resources.

Financing Activities. The primary financing activities were the net proceeds from issuance of term debt of $762.5 million to fund the Acquisition and refinance existing debt in 2005 as well as net repayments of $77 million primarily related to the term loan. See detailed discussion in Liquidity and Capital resources including settlement of historical debt and related covenant restrictions.

Dividends. During 2006, 2005 and 2004, the Company paid dividends of $0.88 per share of common stock totaling $53.3 million, $52.4 million and $51.6 million, respectively. At the time of its emergence as a publicly held corporation with its spin off from Premark International, Inc. in May 1996, the Company established a target of paying 35 percent of trailing four quarter income as a dividend. At that time, such a policy equated to a dividend level of approximately $0.88 per share annually. Despite decreases in income, the Company has generated sufficient cash flows from operations, dispositions of property and available borrowing capacity to fund its historical requirement for cash over the period since the spin off, including working capital and capital spending needs, its share repurchase program concluded in 1998, its acquisition of BeautiControl in 2000, the Sara Lee direct selling businesses in 2005, debt service and its dividend. As noted above, a majority of the Acquisition was funded through new borrowings. While the payment of a dividend on common shares is a discretionary decision made on a quarterly basis, in the absence of a significant event requiring cash, the Company has no current expectation of altering the dividend level as projected cash flows from operations as well as additional property sales are expected to be sufficient to maintain the dividend without restricting the Company’s ability to finance its operations, make necessary investments in the future growth of the business or its near-term debt repayment obligations. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its current dividend payout.

Stock Option Exercises. During 2006, 2005 and 2004, the Company received proceeds of $7.4 million, $30.2 million and $4.1 million, respectively, related to the exercise of outstanding stock options. The corresponding shares were issued out of the Company’s balance held in treasury.

Subscriptions Receivable. In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans have annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans are outstanding, are applied toward interest due. Each of the loans has scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. There were no new participants during 2006, 2005, or 2004. During each of 2005 and 2004, two participants left the Company and surrendered 38,802 and 37,000 shares, respectively, to the Company, at the current market price, to satisfy loans totaling $0.8 million and $0.7 million, respectively. The MSPP permits the surrender of shares in lieu of payment of the loan with the surrendered shares valued at the then current market price. During 2006, thirteen participants surrendered a total of 99,388 shares of the Company’s common stock to the Company at current market prices to satisfy loans totaling $2.1 million as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $0.5 million. During 2005, 22 executives surrendered 254,441 shares to satisfy $5.6 million of loans and four participants made cash payments to satisfy loan payment obligations totaling $0.6 million. An additional participant left the Company during 2004 and made a cash payment of $0.7 million to satisfy the loan obligation. Also during 2004, a participant elected to make a voluntary advance loan payment totaling $0.6 million. Based upon the provisions of the Sarbanes-Oxley Act of 2002, no further loans under this plan will be permitted. Based upon the loan payment schedule, the Company expects to receive $1.3 million of payments during 2007.

On November 30, 1998, the Company made a non-recourse, non-interest bearing loan of $7.7 million (the loan) to its chairman and chief executive officer (chairman), the proceeds of which were used by the chairman to buy in the open market 400,000 shares of the Company’s common stock (the shares) at an average price of $19.12 per share. The shares were pledged to secure the repayment of the loan. The loan was recorded as a subscription receivable and was due November 12, 2006, with voluntary prepayments permitted commencing November 12, 2002, and mandatory repayments equal to 10 percent of annual bonus payments. On October 26, 2006 the Company’s chairman and chief executive officer surrendered 330,368 shares of the Company’s common stock at the current market price of $21.49 in satisfaction of the $7.1 million outstanding balance, which had previously been reduced through cash payments of $0.6 million.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 Years
Other borrowings	$1.2	$0.9	$0.3	$—	$—
Long-term debt (a)	680.2	—	21.3	16.7	642.2
Interest payments on term debt (b)	261.2	44.3	87.3	84.5	45.1
Pension funding	130.5	8.6	18.5	30.8	72.6
Post employment medical benefits	40.5	4.4	8.8	8.6	18.7
Operating lease obligations	69.8	24.7	26.0	10.3	8.8

Total contractual obligations	$1,134.8	$82.2	$156.7	$134.8	$761.1

a.	Includes balance under the Company’s term loan facility due 2012 and 8.33 percent Mortgage Note due 2009
b.	Includes interest payments due on the Company’s term loan facility due 2012, 8.33 percent Mortgage Note due 2009, borrowings on its revolving credit facilities and the estimated impact of interest rate swap agreements in place. Year end 2006 interest rates were used where the underlying instrument calls for a variable rate.

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

Allowance for Doubtful Accounts. The Company maintains current and long-term receivable amounts with most of its independent distributors and sales force in certain markets. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. Based upon the results of this analysis, for this risk the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

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

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of the change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs. At the end of 2006, the Company had net domestic deferred tax assets of approximately $186.5 million against which a valuation allowance of $2.4 million has been provided. Of this total, approximately $63.9 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is primarily related to foreign tax credits and federal and state net operating losses that are expected to be realized prior to expiration based upon an increase in domestic income from BeautiControl North America as well as expected improvement in the Tupperware United States business. Also, expected gains related to the Company’s previously discussed Orlando land sales activities will result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.

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

Valuation of Goodwill. The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000 and the Acquired Units in December 2005. The Company conducts an annual impairment test of its recorded goodwill in the second and third quarter of each year related to the BeautiControl and the Acquired Units, respectively. Additionally, in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred, a test would be completed at that time. The valuation of its goodwill is dependent upon the estimated fair market value of its BeautiControl operations both in North America and internationally and the operations of the Acquired Units. The Company estimates the fair value of its BeautiControl and Acquired Units’ operations using discounted future cash flow estimates. Such a valuation requires the Company to make significant estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates in allocating the goodwill to the different segments that include BeautiControl operations (BeautiControl North America, Asia Pacific and Mexico) and the Acquired Units operations (Europe, Asia Pacific and International Beauty). Lastly, it requires estimates as to the appropriate discounting rates to be used. The results of the reviews conducted to date related to BeautiControl and the Acquired Units indicate fair values in excess of the carrying values of the respective business operations. The most sensitive estimate in this evaluation is the projection of operating cash flows as these provide the basis for the fair market valuation. If operating cash flows were to be more than 20 percent worse than projected, the Company would need to calculate a potential impairment as it relates to BeautiControl operations in Mexico and the Acquired Units operations at Nutrimetics®, NaturCare® and the South African beauty units. In BeautiControl and the remaining Acquired Units’ operations, a reduction of operating cash flows of more than 75 percent would be required to necessitate calculating a potential impairment. A significant impairment would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants.

Other Intangible Assets. The Company recorded as assets the fair value of various trademarks and trade names of $197.4 million in conjunction with its purchase of the Acquired Units. These amounts have an indefinite life and will be evaluated for impairment as discussed in goodwill valuation above. Additionally, the Company recorded $62 million for valuation of the Acquired Units’ sales forces, and $3.6 million for product formulations. The estimated aggregate annual amortization expense associated with the above intangibles for each of the five succeeding years is $12.7 million, $8.7 million, $5.4 million, $3.8 million and $2.7 million, respectively.

Retirement Obligations. The Company’s employee pension and other post-employment benefits (health care) costs and obligations are dependent on its assumptions used by actuaries in calculating such amounts. These assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. The health care cost trend assumptions are based upon historical results, the near-term outlook and an assessment of long-term trends. The salary growth assumptions reflect the Company’s historical experience and outlook. The long-term return on plan assets are based upon historical results of the plan and investment market overall, as well as the Company’s belief as to the future returns to be earned over the life of the plans. The discount rate is based upon current yields of AA-rated corporate long-term bond yields. The Company’s key assumptions and funding expectations are indicated in Note 12 to the consolidated financial statements.

In the fourth quarter of 2006 the Company amended its domestic retiree medical plan effective April 1, 2007. Prior to the effective date but after January 1, 1995, the Company subsidized the cost of health care for retirees based on age and years of service. For under age 65 retirees, the amendment altered the Company’s contribution from a percent of cost to a fixed amount. For over age 65 retirees, the amendment lowered the fixed subsidy amount. For former associates retired prior to January 1, 1995 and under the age of 80, the amendment introduced a monthly premium charge of $35 per covered adult. The change resulted in a decrease of expense of $0.3 million in 2006 and is expected to decrease the annual cost by approximately $1.5 million in 2007 and thereafter.

Effective December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, Employers Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity. SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss).

For 2005, the Company increased its health care cost trend rate to 10 percent for all participants grading down to 5 percent in 2010. This change represented an increase of one percentage point for post-65 age participants and three percentage points for pre-65 age participants. As a result, 2005 pretax expense related to the Company’s post-employment health care plan increased approximately $0.5 million. Unrecognized losses on post-employment plans as shown in Note 12 to the consolidated financial statements are not expected to result in a material increase of pretax expense as compared with that of 2005.

Effective June 30, 2005, the Company froze the accrual of benefits to participants under its domestic defined benefit pension plans. This action necessitated a re-measurement of its accumulated benefit obligation under the plans and resulted in a pretax increase of $4.8 million ($3.1 million after tax). This change resulted in the elimination of the service cost component of net periodic pension expense as it relates to these plans and an ongoing annual reduction of approximately $2.5 million or about $1.2 million as compared with 2005.

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

Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, the currencies in which it borrows and the interest rate lock described below. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. As discussed earlier, the Company’s post-acquisition term debt carries a variable interest rate, but requires the Company to maintain a fixed interest rate on at least 40 percent of total debt during the term of the loan. The Company entered into swap agreements in December 2005 and January 2006 to fix the rate on $375 million of its debt for at least three years from the date of the contracts at a rate of approximately 6.3 percent. If short-term interest rates varied by 10 percent the Company’s annual interest expense would be impacted by approximately $2.5 million.

The Company had intended to refinance its $100 million notes when they came due in 2006. To protect itself from the risk of higher interest rates, in March 2005, the Company entered into an agreement to lock in a fixed 10-year treasury rate of approximately 4.70 percent that would provide the base interest for the debt to be issued in the refinancing. This derivative was designated as a cash flow hedge and was recorded at its fair value on a quarterly basis. In light of the refinancing necessary for the Acquisition, the agreement was terminated since it was no longer an effective hedge. This action resulted in a charge of $3.1 million in interest expense during the third quarter of 2005.

During 2002, the Company entered an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matured on January 24, 2007. The Company paid a fixed rate payment of 0.63 percent semi-annually and received a Japanese yen floating rate payment based on the LIBOR rate which is determined two days before each interest payment date. At inception the Company believed that this agreement would provide a valuable economic hedge against rising interest rates in Japan by converting the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. The balance of net equity hedges in Japan was reduced with a large reduction occurring in the second quarter of 2005. The Company, however, maintained the interest rate swap agreement until maturity. This agreement did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap were recorded as a component of net interest expense as incurred. As of December 30, 2006, the cumulative loss was about $0.4 million, which was fully recognized in 2007.

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

During the first quarter of 2007, the Company expects to enter into a series of new forward contracts that will significantly reduce interest expense in the future by selling forward and additional $50 million of Japanese yen and $300 million of euro. The forward contracts will deemed to be Net Equity Hedges under the guidelines provided by SFAS 133, and will effectively convert a larger portion of the Company’s US dollar denominated debt into euro and Japanese yen. This action is expected to reduce interest expense during 2007 by approximately $5.0 million. It will increase the risk to the Company’s cash flow, as the settlement at maturity of these new forward contracts will be impacted by changes in exchange rates but be mitigated somewhat by allowing the Company to settle debt effectively in currencies generating a greater proportion of its operating cash flows.

During the first quarter of 2007, the Company will begin hedging $50 million worth of its yen net equity and $300 million of its euro net equity through a series of new forward contracts. This will significantly reduce interest expense in the future with an approximate $5.0 million impact in 2007. The initial forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company will be exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. Over time, this exposure is expected to be offset by changes in the value of operating cash flows generated in the yen and the euro.

The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future.

See further discussion regarding the Company’s hedging activities for foreign currency in Note 7 to the consolidated financial statements.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware products, and totaled about $85 million in 2006. A 10 percent fluctuation in the cost of resin could therefore impact the Company’s annual cost of sales in the eight to nine million dollar range as compared with the prior year. The Company manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of what it perceives to be favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments in the Orlando real estate market and general economic conditions, such as interest rate increases.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales force;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of foreign hedging and risk management strategies;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development;

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

•

other risks discussed in Item 1A, Risk Factors, as well as the Company’s consolidated financial statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

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

Item 8. Financial Statements and Supplementary Data

Tupperware Brands Corporation

Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 30, 2006	December 31, 2005	December 25, 2004
Net sales	$1,743.7	$1,279.3	$1,224.3
Cost of products sold	615.0	456.2	425.4

Gross margin	1,128.7	823.1	798.9

Delivery, sales and administration	981.5	699.0	688.8
Re-engineering and impairment charges	7.6	16.7	7.0
Gains on disposal of assets	12.5	4.0	13.1

Operating income	152.1	111.4	116.2

Interest income	8.1	3.8	1.9
Other income	—	0.5	1.0
Interest expense	55.1	48.9	14.9
Other expense	1.3	1.1	2.2

Income before income taxes	103.8	65.7	102.0
Provision for (benefit from) income taxes	9.6	(20.5)	15.1

Net income before accounting change	$94.2	$86.2	$86.9

Cumulative effect of accounting change, net of tax of $0.4 million	—	0.8	—

Net income	$94.2	$85.4	$86.9

Basic earnings per common share:
Before accounting change	$1.57	$1.45	$1.49
Cumulative effect of accounting change	—	(0.01)	—

	$1.57	$1.44	$1.49

Diluted earnings per common share:
Before accounting change	$1.54	$1.42	$1.48
Cumulative effect of accounting change	—	(0.01)	—

	$1.54	$1.41	$1.48

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Balance Sheets

(In millions)	December 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$102.2	$181.5
Accounts receivable, less allowances of $22.8 million in 2006 and $17.2 million in 2005	144.8	125.8
Inventories	232.7	235.1
Deferred income tax benefits, net	57.9	66.8
Non-trade amounts receivable, net	23.0	32.9
Prepaid expenses	26.0	24.5

Total current assets	586.6	666.6

Deferred income tax benefits, net	243.9	168.4
Property, plant and equipment, net	256.6	254.5
Long-term receivables, net of allowances of $17.6 million in 2006 and $17.9 million in 2005	41.2	37.3
Other intangible assets, net	239.7	261.3
Goodwill	312.6	309.9
Other assets, net	31.5	36.1

Total assets	$1,712.1	$1,734.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$127.1	$105.7
Short-term borrowings and current portion of long-term debt	0.9	1.1
Accrued liabilities	253.6	341.8

Total current liabilities	381.6	448.6

Long-term debt	680.5	750.5
Other liabilities	249.5	199.5

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	26.2	22.0
Subscriptions receivable	(3.3)	(12.7)
Retained earnings	613.9	577.4
Treasury stock 1,805,803 and 1,935,746 shares in 2006 and 2005, respectively, at cost	(46.1)	(51.7)
Accumulated other comprehensive loss	(190.8)	(200.1)

Total shareholders’ equity	400.5	335.5

Total liabilities and shareholders’ equity	$1,712.1	$1,734.1

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

								Unearned Portion of Restricted Stock for Future Service
									Accumulated Other Comprehensive Loss	Total Share holders’ Equity

	Common Stock		Treasury Stock		Paid-In Capital	Subscriptions Receivable	Retained Earnings				Comprehensive Income
(In millions)	Shares	Dollars	Shares	Dollars
December 27, 2003	62.4	$0.6	3.9	$(105.5)	$23.1	$(20.6)	$529.0	$(1.6)	$(196.8)	$228.2
Net income							86.9			86.9	$86.9
Other comprehensive income:
Foreign currency translation adjustments									35.7	35.7	35.7
Minimum pension liability, net of tax benefit of $1.0 million									(1.8)	(1.8)	(1.8)
									(15.1)	(15.1)	(15.1)
Net equity hedge loss, net of tax benefit of $8.5 million									0.2	0.2	0.2
Net settlement of deferred losses on cash flow hedges

Comprehensive income											$105.9

Cash dividends declared ($0.88 per share)							(51.6)			(51.6)
Net settlements of subscriptions receivable						1.9				1.9
Restricted stock grants, net								(1.3)		(1.3)
Stock and options issued for incentive plans and related tax benefits			(0.4)	8.7	2.5		(3.4)			7.8

December 25, 2004	62.4	$0.6	3.5	$(96.8)	$25.6	$(18.7)	$560.9	$(2.9)	$(177.8)	$290.9

Net income							85.4			85.4	85.4
Other comprehensive income:
Foreign currency translation adjustments									(33.9)	(33.9)	(33.9)
Minimum pension liability, net of tax benefit of $1.8 million									(5.0)	(5.0)	(5.0)
Net equity hedge gain, net of tax provision of $9.5 million									16.9	16.9	16.9
Net settlement of deferred losses on cash flow hedges									(0.3)	(0.3)	(0.3)

Comprehensive income											$63.1

Cash dividends declared ($0.88 per share)							(52.7)			(52.7)
Settlements of subscriptions receivable						6.0				6.0
Restricted stock grants, net								(3.5)		(3.5)
Stock and options issued for incentive plans, net of related tax benefits of $2.0 million			(1.6)	45.1	2.8		(16.2)			31.7

December 31, 2005	62.4	$0.6	1.9	($51.7)	$28.4	($12.7)	$577.4	($6.4)	($200.1)	$335.5

Net income							94.2			94.2	94.2
Other comprehensive income:
Foreign currency translation adjustments									42.5	42.5	42.5
Net equity hedge loss, net of tax of $12.0 million									(21.3)	(21.3)	(21.3)
Net settlement of deferred losses on cash flow hedges									0.6	0.6	0.6

Comprehensive income											$116.0

Cash dividends declared ($0.88 per share)							(53.4)			(53.4)
Pension liability, net of tax benefit of $6.1 million									(12.5)	(12.5)
Settlements of subscriptions receivable						9.4				9.4
Restricted stock grants, net								—		—
Stock and options issued for incentive plans			(0.1)	5.6	4.2		(4.3)			5.5

December 30, 2006	62.4	$0.6	1.8	($46.1)	$32.6	($3.3)	$613.9	($6.4)	($190.8)	$400.5

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 30, 2006	December 31, 2005	December 25, 2004
Operating activities:
Net income	$94.2	$85.4	$86.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.9	50.8	50.8
Amortization of deferred gains, equity compensation and other	6.6	(1.2)	0.5
Amortization of debt issuance costs	3.2	0.2
Net gains on disposal of assets	(10.7)	(0.6)	(12.8)
Provision for bad debts	8.3	5.4	5.5
Net impact of write-down of inventories and change in LIFO reserve	6.4	(3.7)	9.9
Non-cash impact of re-engineering, impairment costs and loss on disposal	0.4	4.1	2.8
Cumulative effect of a change in accounting principle	—	0.8	—
Net change in deferred income taxes	(10.1)	(4.3)	(21.8)
Termination of interest rate hedge	—	3.1	—
Changes in assets and liabilities:
Accounts and notes receivable	(21.3)	9.6	3.8
Inventories	5.4	(6.2)	(3.1)
Non-trade amounts receivable	10.1	(6.3)	3.3
Prepaid expenses	(1.3)	0.5	5.8
Other assets	(0.2)	17.4	1.3
Accounts payable and accrued liabilities	18.8	(23.9)	13.9
Income taxes payable	(4.0)	7.3	(11.3)
Other liabilities	3.2	(2.1)	(2.6)
Net cash impact from hedging activity	(9.1)	3.7	(11.0)
Other	—	0.2	(0.5)

Net cash provided by operating activities	172.8	140.2	121.4

Investing activities:
Capital expenditures	(52.1)	(52.0)	(43.6)
Purchase of direct selling businesses of Sara Lee Corporation, net of cash acquired	(104.9)	(464.3)	—
Proceeds from disposal of property, plant and equipment	25.5	8.0	16.6
Payment to terminate interest rate hedge	—	(3.1)	—

Net cash used in investing activities	(131.5)	(511.4)	(27.0)

Financing activities:
Dividend payments to shareholders	(53.3)	(52.4)	(51.5)
Proceeds from exercise of stock options	7.4	30.2	4.1
Proceeds from payments of subscriptions receivable	0.5	0.6	1.5
Proceeds from issuance of term debt	—	762.5	—
Repayment of long-term debt	(75.8)	(280.5)	—
Net change in short-term debt	(1.3)	(0.9)	(4.2)

Net cash (used in) provided by financing activities	(122.5)	459.8	(50.1)

Effect of exchange rate changes on cash and cash equivalents	1.9	2.3	1.6

Net change in cash and cash equivalents	(79.3)	90.6	45.9
Cash and cash equivalents at beginning of year	181.5	90.9	45.0

Cash and cash equivalents at end of year	$102.2	$181.5	$90.9

Supplemental disclosure:
Loans settled with common stock (Note 9)	$9.2	$5.6	$0.7

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands, the Company). All significant intercompany accounts and transactions have been eliminated. The Company acquired the direct selling businesses of Sara Lee Corporation on December 5, 2005 (the “Acquisition” or the “Acquired Units”), and the results of operations of the Acquired Units are included as of that date. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2006 and 2004 fiscal years contain 52 weeks as compared with 53 weeks for fiscal year 2005.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement replaces APB No. 20, Accounting Changes and SFAS 3, Accounting Changes in Interim Financial Statements, and changed the requirements for the accounting for and reporting of a change in accounting principle. The statement required retrospective application to prior periods’ financial statements of changes in accounting principle, unless it was impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement was effective for all accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company has adopted all components of this standard without material impact.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 30, 2006 and December 31, 2005, $33.4 million and $79.0 million, respectively, of the cash and cash equivalents included on the consolidated balance sheets were held in the form of time deposits, certificates of deposit, high grade commercial paper, or similar instruments.

Included in the cash balance of $102.2 million reported at the end of 2006, the Company had a cash balance of $10.3 million denominated in Venezuelan bolivars. The balance was primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s consolidated balance sheet. It has applied for, and expects to receive, authorization in 2007 to transfer approximately half of the balance out of the country. It has also implemented other strategies in an effort to eventually repatriate the entire amount. The Company believes it could immediately repatriate the cash from Venezuela, but only at a significantly less favorable exchange rate. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its consolidated balance sheet with the difference recorded as a foreign exchange loss in its consolidated income statement.

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

Inventories. Inventories are valued at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Domestically produced Tupperware inventories, approximately three percent of consolidated inventories at December 30, 2006 and December 31, 2005, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $3.6 million and $4.9 million higher at the end of 2006 and 2005, respectively. The Company writes down its inventory for obsolescence or unmarketable items equal to the difference between the cost of the inventory and estimated market value based upon expected future demand. The demand is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory on hand exceeds projected demand, the excess inventory is written down to its net realizable value. However, if actual demand is less than projected by management, additional write-downs may be required.

In November 2004, the FASB issued SFAS 151, Inventory Costs—an amendment of ARB no. 43, Chapter 4. This statement amended the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It was effective for fiscal years beginning after June 15, 2004 and did not have a material impact on the Company.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years beginning when the software is placed in service. In December 2005, the Company capitalized $1.3 million of software development costs as part of the assets recorded resulting from the Acquisition. This amount represented the fair market value of internal use software development costs at the acquisition date as determined by an internal analysis performed by the Company. The Company recorded these and all other previously capitalized internal use software development costs in property, plant and equipment. Net unamortized costs included in property, plant and equipment were $17.7 million and $16.1 million at December 30, 2006 and December 31, 2005, respectively. Amortization cost related to internal use software development costs totaled $4.1 million, $5.0 million and $4.7 million in 2006, 2005 and 2004, respectively.

Property, Plant and Equipment. Property, plant and equipment are initially stated at cost. The Company recorded property, plant and equipment arising from the Acquisition at its fair market value as determined by the review of an independent third party with expertise in such valuation judgments. Depreciation is determined on a straight-line basis over the following estimated useful lives of the assets:

Building and improvements	10 – 40 years

Molds	4 years

Production equipment	10 – 20 years

Distribution equipment	3 – 5 years

Computer/telecom equipment	3 – 5 years

Capitalized software	3 – 5 years

Depreciation expense was $43.7 million, $44.1 million and $46.1 million in 2006, 2005 and 2004, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments are discussed further in Note 3 to the consolidated financial statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to DS&A expense.

In December 2004, the FASB issued SFAS 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. The amendments eliminate the exception to fair value accounting for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement was effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This Statement has not had a material impact on the Company.

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired. The Company’s recorded goodwill was predominantly generated by the Acquisition in December 2005 and the acquisition of BeautiControl in October 2000. The Company uses discounted future cash flow estimates to determine the fair market value of the Acquired Units’ and BeautiControl operations worldwide for purposes of conducting impairment reviews. The annual impairment reviews for the Acquisition and BeautiControl goodwill were completed in the third and second quarters, respectively, and no impairment charges were necessary. The goodwill recorded on the Company’s balance sheet at December 30, 2006 which is primarily included in the International Beauty and BeautiControl North America segments, was $273.6 million and $39.0 million, respectively, with smaller amounts included in the Europe, Asia Pacific and North America segments.

Other Intangible Assets. Other intangible assets are recorded at their fair market values at the date of acquisition in accordance with the provisions of SFAS 141, Business Combinations and definite lived intangibles are amortized over their estimated useful lives in accordance with SFAS 142, Goodwill and Other Intangible Assets. The other intangible assets included in the Company’s consolidated financial statements at December 30, 2006 and December 31, 2005 are primarily related to the Acquisition and are recorded at their respective fair market values. The value of other intangible assets and weighted average estimated useful lives excluding the impact of foreign currency translation are as follows:

	December 30, 2006
(in millions)	Gross Carrying Value	Accumulated Amortization	Weighted Average Useful Life
Trademarks and Trade names	$197.4	$—	Indefinite
Sales force relationships—single level	33.0	16.8	6 – 8 years
Sales force relationships—multi tier	29.0	7.2	10 – 12 years
Acquired proprietary product formulations	3.6	1.4	3 years

Total other intangible assets	$263.0	$25.4

Amortization expense was $23.7 million and $1.7 million in 2006 and 2005, respectively. The Company had no amortizable intangibles during 2004. The estimated aggregate annual amortization expense associated with the above intangibles for each of the five succeeding years is $12.7 million, $8.7 million, $5.4 million, $3.8 million and $2.7 million, respectively.

Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.

A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the

Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded in that meeting one level may result in receiving a piece of jewelry with higher achievement resulting in more valuable prizes such as televisions and trips. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded and they would take on additional responsibilities for recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers such as the scheduling of new direct selling demonstrations, increasing the number of sales force members holding parties or increasing end consumer attendance at parties may also be the focus of a program.

The Company also offers cash awards for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force and his or her down-line members. The down-line consists of those sales force members that have been recruited directly by a given sales force member, as well as those recruited by his or her recruits. In this manner, sales force members can build an extensive organization over time if they are committed to recruiting and developing their units. In addition to the bonus, the positive performance of a unit may also entitle its leader to the use of a company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize program noted earlier, these programs generally offer varying levels of vehicles that are dependent upon performance.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Total promotional expenses included in delivery, sales and administrative expense were $251.6 million, $215.2 and $196.6 million for 2006, 2005 and 2004, respectively.

Like promotional accruals, other accruals are recorded at the time when the liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes in the facts and circumstances that generated the accrual occur.

Revenue Recognition. Revenue is recognized when goods are shipped to customers and the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent directors or distributors or a member of its independent sales force. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense in 2006, 2005 and 2004 were $85.6 million, $65.8 million and $60.8 million, respectively.

Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $14.7 million, $8.9 million and $7.5 million 2006, 2005 and 2004, respectively. Research and development costs totaled $15.6 million, $13.9 million and $13.0 million, in 2006, 2005 and 2004, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in delivery, selling and administrative expenses.

Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 12 to the consolidated financial statements. Through 2002, the Company accounted for those plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective with fiscal 2003, the Company began accounting for those plans using the fair-value-based method of accounting for stock options under the provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. Awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. For those restricted stock grants with performance criteria, the expense is recorded based on an assessment of achieving the criteria.

Compensation expense associated with restricted stock grants was $2.5 million, $1.4 million and $0.6 million in 2006, 2005 and 2004, respectively. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123(R) had been applied to stock-based compensation since its effective date.

(In millions except per share amounts)	2005	2004
Net Income, as reported	$85.4	$86.9

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.5	1.5
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(3.6)	(4.4)

Pro forma net income	$84.3	$84.0

Earnings per share:
Basic—as reported	$1.44	$1.49
Basic—pro forma	$1.42	$1.44

Diluted—as reported	$1.41	$1.48
Diluted—pro forma	$1.39	$1.43

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 4.3 percent for 2006, 4.2 percent for 2005 and 5.1 percent for 2004 grants; expected volatility of 27 percent for 2006, 29 percent for 2005 and 40 percent for 2004; risk-free interest rates of 4.6 percent for 2006, 4.4 percent for 2005 and 3.9 percent for 2004; and expected lives of 6 years for 2006 and 2005 and 8 years for 2004.

On March 29, 2005, the Staff of the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment. SAB 107 was issued to provide guidance on SFAS 123(R) and its interaction with certain SEC rules and regulations and to provide the SEC staff views regarding valuation of share-based payment arrangements. On April 14, 2005, the SEC adopted a new rule through release number 33-8568, Amendment to Rule 4-01(a) of Regulation S-X regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment, to amend the effective date of SFAS 123(R) for registrants to fiscal years beginning after December 15, 2005. As such, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore did not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion

No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options outstanding as of December 31, 2005 and granted prior to December 29, 2002, when the Company began recognizing in income the fair value of all newly issued or modified stock-based compensation awards under SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005. Stock-based compensation expense in 2006 also includes the cumulative effect of estimating forfeitures as part of the fair value measurement that the Company previously accounted for based on actual activity. This change had no material impact on results of operations.

In 2005, the SEC Staff offered its views on how companies should address non-substantive vesting conditions, such as retirement eligibility provisions, of share-based payment awards under SFAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issued to Employees. Under SFAS 123 and APB 25, it specifies that awards are vested when the employee’s retention of the award is no longer contingent on providing subsequent service. The SEC clarified this provision to specify that this would be the case for awards issued to employees who are or become retirement eligible during the vesting period when the award provides for accelerated vesting upon retirement. However, the prevalent accounting for this situation had been to recognize the compensation cost over the nominal vesting period (the vesting terms of the award). Companies that had been using this method, including the Company, were advised to continue doing so until adopting the provisions under SFAS 123(R). Upon adoption of 123(R), any new grants going forward are to be recognized as compensation immediately if issued to individuals who are already retirement eligible, or vest over the period of time the individuals will become retirement eligible if it is prior to the nominal vesting period of the grant. The impact to the Company of using this vesting approach for its 2006 grants was to accelerate recognition of $1.5 million of compensation expense. This is reflected in the amounts above.

The table below summarizes the impact on results of operations for the year ended December 30, 2006, of expensing, under the provisions of SFAS 123(R), unvested options granted prior to December 29, 2002:

(in millions, except per share data)	Year Ended December 30, 2006
Stock-based compensation expense	$0.8
Income tax benefit	(0.3)

Net decrease in net income	$0.5

Decrease in income per common share:
Basic	$0.01

Diluted	$0.01

SFAS 123 (R) requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the year ended December 30, 2006 the Company did not generate any excess cash tax benefits from option exercises, while for the year ended December 31, 2005, it generated $0.3 million of such benefits.

Additionally, prior to the Company’s adoption of SFAS 123(R), unearned compensation was presented as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, unearned compensation was reclassified as additional paid-in-capital on the balance sheet for all periods presented.

On August 31, 2005, the FASB issued FSP 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R). The guidance defers the requirements of SFAS 123(R) that a freestanding financial instrument originally subject to Statement 123(R) becomes subject to the recognition and measurement requirements of other applicable accounting standards when the rights conveyed by the instrument to the holder are no longer dependent upon the holder being an employee of the Company. A freestanding financial instrument originally issued as employee compensation would be subject to the recognition and measurement provisions of SFAS 123(R) throughout the life of the instrument, unless its terms are modified after the time the rights conveyed by the instrument are no longer dependent on the holder being an employee. This FSP supersedes guidance in FSP EITF 00-19-1, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation which was issued on May 31, 2005. The FSP was effective in conjunction with SFAS 123(R) which was the first quarter of 2006. There was no impact to the Company upon implementation of the guidance in FSP 123(R)-1.

On October 18, 2005, the FASB issued FSP SFAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). Under SFAS 123(R), there is a requirement that a mutual understanding of the key terms and conditions of a share-based payment award has been communicated before a grant can be deemed to have been made. This FSP clarifies that a mutual understanding of the key terms and conditions of the award can be presumed on the date the award is approved if (1) the award is a unilateral grant and the recipient does not have the ability to negotiate key terms and conditions of the award and (2) if the key terms and conditions are communicated to the individual recipients within a relatively short time period from the date of approval. The Company had no impact from the adoption of this standard.

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations (FIN 47), which was issued to clarify the term “conditional asset retirement obligation” as used in SFAS, 143 Accounting for Asset Retirement Obligations, issued in June 2001. SFAS 143 refers to a company’s legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. In the fourth quarter of 2005, the Company recognized a liability for the fair market value of conditional future obligations associated with environmental issues at its manufacturing facilities in Belgium and the United States that the Company will be required to remedy in Belgium in 2007 or 2008 and at some future date in the United States, when these assets are retired. In the fourth quarter of 2005, the Company recognized $0.8 million of expense, net of $0.4 million of tax benefit, representing the cumulative effect of these conditional future obligations. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material for 2006 and is not expected to be material in the future.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made on an ongoing basis based upon the Company’s business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2007 fiscal year. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes on the Company’s statement of income. The Company records accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on its balance sheet.

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

	2006	2005	2004
Net income	$94.2	$85.4	$86.9

Weighted-average shares of common stock outstanding	60.1	59.4	58.4
Common equivalent shares:
Assumed exercise of outstanding dilutive options	1.1	1.2	0.4

Weighted-average common and common equivalent shares outstanding	61.2	60.6	58.8

Basic earnings per share	$1.57	$1.44	$1.49

Diluted earnings per share	$1.54	$1.41	$1.48

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	2.5	1.5	5.9

Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in value is reported either in earnings or in other comprehensive income. Gains or losses that are reported in other comprehensive income eventually are recognized in earnings; with the timing of this recognition governed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, forecasted purchase commitments, certain intercompany loan transactions and the value of international cash flows. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders’ equity, as foreign currency translation adjustments. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction. Contracts hedging non-permanent intercompany transactions and identifiable foreign currency firm commitments are held to maturity. In 2005 the Company utilized interest rate swap agreements to convert a portion of its fixed-rate U.S. dollar long-term debt to floating rate U.S. dollar debt. Changes in the fair value of the swaps resulting from changes in market interest rates were recorded as a component of net income which offset the changes in the related long-term debt. Finally, the Company has entered into a series of euro put options that it considers to be a hedge of a portion of its expected current year euro-denominated cash flow from operating activities. However, these options are not considered to be a hedge under U.S. generally accepted accounting principles, and therefore when they are marked to market at the end of each accounting period, gain or losses will be included as a component of other income or expense, as applicable. See Note 7 to the consolidated financial statements.

Foreign Currency Translation. Results of operations of foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries, other than those of operations in highly inflationary countries, are translated into U.S. dollars using exchange rates at the balance sheet date. The related translation adjustments are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses, as well as re-measurement of financial statements of subsidiaries in highly inflationary countries, are included in income.

Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Reclassifications. Certain prior year amounts have been reclassified in the consolidated financial statements to conform to current year presentation.

The statement of cash flows for 2005 includes a reclassification between net cash provided by operating activities and net cash from financing activities. In the fourth quarter of 2005 the Company made make-whole payments of $22 million related to the early repayment of its 7.91 percent Notes due 2011 and six million dollars for the discharge of obligations related to $100 million of notes due in 2006 (see Note 7 to the consolidated financial statements). These payments were included in the statement of cash flows as a $27.4 million increase to net income in arriving at net cash provided by operating activities and a decrease to net cash from financing activities for the same amount. Within the 2005 statement of income the $27.4 million was recorded as interest expense.

This reclassification reduced the Company’s 2005 net cash provided by operating activities by $27.4 million to $140.2 million versus $167.6 million as previously disclosed and increased the Company’s 2005 net cash from financing activities by the same amount to $459.5 million versus $432.1 million as previously disclosed. There was no change to the net increase in cash and cash equivalents. Additionally, none of the Company’s debt covenants were affected by the reclassification.

A comparison of the 2005 statement of cash flows before and after the reclassification is shown below.

	Year Ended December 31, 2005
(In millions)	As Reclassified	Original	Difference
Operating activities:
Net income	$85.4	$85.4	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	50.8	—
Amortization of deferred gains, equity compensation and other	(1.2)	2.0	(3.2)
Amortization of debt issuance costs	0.2	0.2
Net gains on disposal of assets	(0.6)	(0.6)	—
Provision for bad debts	5.4	5.4	—
Net impact of write-down of inventories and change in LIFO reserve	(3.7)	(3.7)	—
Non-cash impact of re-engineering and impairment costs	4.1	4.1	—
Cumulative effect of a change in accounting principle	0.8	0.8	—
Change in net deferred income taxes	(4.3)	(4.3)	—
Termination of interest rate hedge	3.1	3.1	—
Loss on repayment of debt	—	24.2	(24.2)
Changes in assets and liabilities:
Accounts and notes receivable	9.6	9.6	—
Inventory	(6.2)	(6.2)	—
Non-trade amounts receivable	(6.3)	(6.3)	—
Prepaid expenses	0.5	0.5	—
Other assets	17.4	17.4	—
Accounts payable and accrued liabilities	(23.9)	(23.9)	—
Income taxes payable	7.3	7.3	—
Other liabilities	(2.1)	(2.1)	—
Net cash impact from hedging activity	3.7	3.7	—
Other	0.2	0.2	—

Net cash provided by operating activities	140.2	167.6	(27.4)

Investing activities:
Capital expenditures	(52.0)	(52.0)	—
Purchase of direct selling businesses of Sara Lee Corporation, net	(464.3)	(464.3)	—
Proceeds from disposal of property, plant and equipment	8.0	8.0	—
Payment to terminate interest rate hedge	(3.1)	(3.1)	—

Net cash used in by investing activities	(511.4)	(511.4)	—

Financing activities:
Dividend payments to shareholders	(52.4)	(52.4)	—
Proceeds from exercise of stock options	30.2	30.2	—
Proceeds from payments of subscriptions receivable	0.6	0.6	—
Proceeds from issuance of term debt	762.5	762.5	—
Repayment of debt	(280.5)	(307.9)	27.4
Net change in short-term debt	(0.9)	(0.9)	—

Net cash from financing activities	459.5	432.1	27.4

Effect of exchange rate changes on cash and cash equivalents	2.3	2.3	—

Net change in cash and cash equivalents	90.6	90.6	—
Cash and cash equivalents at beginning of year	90.9	90.9	—

Cash and cash equivalents at end of year	$181.5	$181.5	$—

Supplemental disclosure:
Loans settled with common stock (Note 9)	$5.6	$5.6	$—

Note 2: Business Combination

On December 5, 2005, Tupperware Brands acquired 100 percent of the net assets of the direct selling businesses of Sara Lee Corporation and originally included these businesses in the International Beauty segment. See Note 13 for a description of the composition of the International Beauty segment. The Acquired Units sell a wide variety of consumable products, primarily color cosmetics, skin care, fragrances and toiletries in 21 countries in North and South America, Asia Pacific, Southern Africa and Europe under the brand names House of Fuller®, Nutrimetics®, NaturCare®, Avroy Shlain®, Nuvo Cosmeticos® and Swissgarde® through a sales force of 898,000 independent consultants as of December 30, 2006. This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products. The results of operations for the Acquired Units are included in the Company’s Consolidated Statement of Income beginning on the acquisition date.

The acquisition cost was $569.2 million in cash. The acquisition and the retirement of the Company’s then existing $250 million in long term notes, was funded through cash on hand and a new $775 million secured seven-year term loans which carry an interest rate of LIBOR plus 150 basis points. The total cost of the acquisition has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition, in accordance with SFAS 141, Business Combinations. Goodwill, none of which is deductible for tax purposes, and other intangibles recorded in connection with the acquisition totaled $256.4 and $239.7 on December 30, 2006, respectively, and are reported primarily within the International Beauty segment with $29.9 million and $52.7 million in the Europe and Asia Pacific segments, respectively. The goodwill and intangible assets include a cumulative adjustment for foreign currency translation of $1.6 million and $2.1 million, respectively. The goodwill amounts recognized in the acquisition resulted primarily from the acquisition of the assembled workforce, including a management team with a proven track record of success in direct selling as well as employed field representatives in several significant markets. Of the $263.0 million of acquired intangible assets, $197.4 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $62.0 million was assigned to sales force relationships and $3.6 million was assigned to product formulations which are being amortized over weighted average useful lives of 6 to 12 years and 3 years, respectively. Aggregate amortization expense associated with the above intangible assets recorded in 2006 and 2005 subsequent to the acquisition date was $23.7 million and $1.7 million, respectively, and the estimated annual amortization expense for each of the five succeeding years is $12.7 million, $8.7 million, $5.4 million, $3.8 million and $2.7 million, respectively.

The unaudited condensed pro forma consolidated statements of income for 2005 and 2004, assuming the purchase of the Acquired Units as of the beginning of fiscal 2004 are as follows:

	For the Year Ended
(In millions except per share amounts)	December 31, 2005	December 25, 2004
Net sales	$1,724.4	$1,691.1
Operating income	159.3	155.0
Net income from continuing operations	94.1	90.3
Net income from continuing operations per common share
Basic	$1.58	$1.55
Diluted	$1.55	$1.54

These pro forma statements have been prepared for comparative purposes only and are not intended to be indicative of what the Company’s results would have been had the acquisition occurred at the beginning of 2004 or the results which may occur in the future.

Note 3: Re-engineering Costs

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2006	2005	2004
Severance	$7.5	$10.2	$2.5
Asset impairment	0.1	6.5	4.5

Total re-engineering and impairment charges	$7.6	$16.7	$7.0

In 2006, the Company recorded $7.5 million of severance costs related primarily to actions taken to reduce headcount at the Company’s Canada, Philippines, Australia and European marketing and manufacturing operations. In total, approximately 260 positions were eliminated primarily in the Philippines and Europe. The asset impairment cost of $0.1 million was associated with the write down of assets at the Company’s Philippines facility. The current values are based on the assets’ fair market value as determined by market appraisals performed at the time of recording the impairment.

In 2005, the Company recorded $10.2 million of severance costs related primarily to actions taken to reduce headcount at the Company’s South Carolina, Orlando, Belgium, France and Portugal operations. In total, approximately 350 positions were eliminated primarily in the United States. The shift of manufacturing capacity from the Company’s facility in South Carolina which accounts for inventory using the LIFO basis of valuation to other manufacturing facilities which use the FIFO method of valuation resulted in a reduction in the Company’s LIFO reserve of $5.6 million which is included as part of cost of products sold (See Note 4 to the consolidated financial statements). This shift was completed by the end of 2005. The asset impairment costs of $6.5 million were primarily associated with write-downs at the Company’s United States facilities including the write-down of certain warehousing and distribution facilities and equipment at the Company’s South Carolina facility and its former manufacturing facility in Halls, Tennessee. The current values are based on the assets’ fair market value as determined by market appraisals performed during 2006.

In 2004 the Company incurred severance costs related to the reduction in headcount of approximately 220 associated with actions to reduce the sales and marketing function in the U.S. business due to a change in the Company’s sales force compensation plan, the rationalization of manufacturing operations in the Philippines and Japan, and downsizing of operations in North America, Brazil, Korea and New Zealand. Asset impairment costs incurred were primarily the result of write-downs of the book value of certain machinery in the United States and Philippines manufacturing operations, the Company’s former manufacturing facility in Halls, Tennessee and the net investment in the Company’s operations in Argentina. Total impairment write-downs are based on the excess of book value over the estimated fair market values of the assets impaired. Fair values were determined based on quoted market prices and discounted cash flows.

Pretax costs incurred in connection with the re-engineering program included above and in cost of products sold were as follows:

(In millions)	2006	2005	2004
Re-engineering and impairment charges	$7.6	$16.7	$7.0
Cost of products sold	—	(2.4)	—

Total pretax re-engineering costs	$7.6	$14.3	$7.0

In 2005, amounts included in cost of products sold included $3.2 million related to asset impairment write downs at the Company’s Hemingway, South Carolina and Halls, Tennessee facilities and the $5.6 million reduction in the LIFO reserve noted above.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of December 30, 2006, December 31, 2005 and December 25, 2004 were as follows:

(In millions)	2006	2005	2004
Beginning balance	$1.7	$1.9	$4.4
Provision	7.6	17.2	7.8
Accrual adjustments	—	(0.5)	(0.8)
Cash expenditures:
Severance	(8.6)	(9.3)	(4.2)
Other	(0.1)	(1.0)	(0.8)
Non-cash asset impairments	—	(6.6)	(4.5)

Ending Balance	$0.6	$1.7	$1.9

The accrual at December 30, 2006 related primarily to costs of eliminating positions as a result of re-engineering actions taken in 2006 and is expected to be largely paid out by the end of the first quarter of 2007. The accrual adjustment in 2005 related to the resolution of a litigation claim. The 2004 adjustment was primarily related to lower severance costs than originally estimated.

Note 4: Inventories

(In millions)	2006	2005
Finished goods	$156.8	$161.4
Work in process	17.5	18.4
Raw materials and supplies	58.4	55.2

Total inventories	$232.7	$235.1

During 2006, LIFO inventory reserves were reduced approximately $1.6 million due to lower inventory levels. During 2005 the Company engaged in efforts to lower inventory levels in advance of the capacity shift made under its re-engineering initiative discussed in Note 3 to the consolidated financial statements. As a result, LIFO inventory was reduced $7.3 million in 2005 including the $5.5 million referred to in Note 3 above, which was a direct result of the capacity shift.

Note 5: Property, Plant and Equipment

(In millions)	2006	2005
Land	$31.2	$25.1
Buildings and improvements	186.2	181.3
Molds	479.7	443.8
Production equipment	237.6	247.0
Distribution equipment	125.7	96.4
Computer/telecom equipment	72.0	69.0
Furniture and fixtures	27.0	24.3
Capitalized software	47.2	42.8
Construction in progress	23.3	20.2

Total property, plant and equipment	1,229.9	1,149.9
Less accumulated depreciation	(973.3)	(895.4)

Property, plant and equipment, net	$256.6	$254.5

Note 6: Accrued Liabilities

(In millions)	2006	2005
Income taxes payable	$22.3	$108.2
Compensation and employee benefits	80.2	74.6
Advertising and promotion	33.3	31.5
Taxes other than income taxes	28.4	22.5
Pensions	2.3	2.9
Post-retirement benefit	4.3	7.3
Dividends payable	13.2	13.2
Other	69.6	81.6

Total accrued liabilities	$253.6	$341.8

Post-retirement benefit	$42.3	$35.3
Pensions	82.4	72.0
Income taxes	17.6	10.3
Long-term deferred income tax	77.0	57.3
Other	30.2	24.6

Total other liabilities	$249.5	$199.5

Income taxes payable at December 31, 2005 included $79.8 million withheld on behalf of Sara Lee Corporation in connection with its sale of the Acquired Units to the Company.

Note 7: Financing Arrangements

Debt

Debt consisted of the following:

(In millions)	2006	2005
Term loan facility due 2012	$669.2	$745.0
8.33% Mortgage Note due 2009	4.8	5.0
Belgium facility	6.6	—
Other	0.8	1.2

	681.4	751.2
Less current portion	(0.9)	(0.7)

Long-term debt	$680.5	$750.5

(Dollars in millions)	2006	2005
Total short-term borrowings at year-end	$0.9	$0.4
Weighted average interest rate at year-end	4.7%	4.7%
Average short-term borrowings during the year	$72.4	$22.5
Weighted average interest rate for the year	6.7%	4.3%
Maximum short-term borrowings during the year	$96.1	$39.2

The average borrowings and weighted average interest rates were determined using month-end borrowings and the interest rates applicable to them.

The mortgage note is a 10-year note amortized over a 22-year period with monthly payments of principal and interest of $47,988. The note is collateralized by certain real estate having a net book value of $6.2 million at December 30, 2006. A principal payment of $4.4 million is due to be paid June 1, 2009.

The Company entered into a credit agreement on December 5, 2005 (“Term Loan Facility”), in conjunction with closing the Acquisition. The Credit Agreement provided for $775 million of term loans and a $200 million revolving credit facility that expires December 5, 2010 and replaced the Company’s then existing revolving credit facility of the same amount. Proceeds from the term loans were used, largely, to fund the Acquisition, retire existing long-term notes and pay various acquisition fees and expenses. The Term Loan Facility is a floating rate debt instrument but the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates. Quarterly principal payments of $1.9 million each began April 2, 2006; however, the agreement permits the Company to omit these payments if certain prepayments have been made during the previous four quarters. The Company made such optional principal prepayments in 2006 totaling $63.0 million, and therefore the first required quarterly payment is now not due until January 2, 2008. The debt agreement also requires that any proceeds generated by the sale of land be used to pay down the term loan, thus in 2006 additional payments of $12.8 million were made. A final principal payment of $630.5 million is due to be paid on December 5, 2012. The debt is secured by substantially all of the Company’s domestic assets plus a 65 percent stock pledge of its significant foreign subsidiaries.

At December 30, 2006, the Company had $307.2 million of unused lines of credit, including $186.2 million under the committed, secured $200 million revolving line of credit and $121.0 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. Interest paid on total debt, excluding credits from interest rate swaps and forward contracts, in 2006, 2005, and 2004 was $53.6 million, $48.9 million and $15.0 million, respectively. The interest paid in 2005 includes “make whole” payments of $21.9 million relating to the early prepayment of the 7.91 percent Notes due 2011. It also includes the pre-funding of $6.0 million of interest due under the terms of the 7.25 percent Notes that had been due in 2006. Both the 2011 and 2006 Notes were retired in connection with the Acquisition.

During 2006, the Company renegotiated a line of credit with a financial institution in Australia. One of the terms for this credit facility required the Company to grant to the lender a lien on certain real estate located in Australia. This line of credit totals $4.5 million, and is included in the unused uncommitted lines of credit included above. The real estate used to secure this line of credit had a book value of $6.3 million at the end of 2006.

The Credit Agreement contains covenants of a similar nature to those under the previous agreement and customary for similarly rated companies. While the covenants are restrictive and could inhibit the Company’s to borrow, to pay dividends, acquire its own stock or make capital investments in its business, this is not currently expected to occur.

The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The covenant restrictions include adjusted covenant earnings and net worth measures that are non-GAAP measures. The non-GAAP measures may not be comparable to similarly titled measures used by other entities and exclude unusual, non-recurring gains, certain non-cash charges and changes in accumulated other comprehensive income. Discussion of these measures is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.05 through September 29, 2007 at which point the requirement becomes more difficult to meet as it increases to 1.20 and then increases annually after the end of each fiscal third quarter until it reaches 1.50 after the end of the third quarter of 2010. The leverage ratio must be below 3.50 through the third quarter of 2007. Beginning with the fourth quarter of 2007 the required ratio declines to 3.25 through the third quarter of 2008 and to 2.75 and 2.50 in the fourth quarters of 2009 and 2010, respectively, and remains at 2.50 for the remaining term of the credit agreement. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios for the year ended December 30, 2006 were 1.42 and 3.021 respectively.

The adjusted net worth requirement was $330.3 million as of December 30, 2006. The requirement increases quarterly by 50 percent of the Company’s consolidated net income. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of 2006 was $391.1 million.

Adjusted net worth (in millions)	As of Dec. 30, 2006
Minimum adjusted net worth required
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005	47.1
Plus increases from equity issuances, etc.	14.8

Adjusted net worth required	$330.3

Company’s adjusted net worth
Total shareholders’ equity as of December 30, 2006	$400.4
Less increases resulting from currency adjustments since year-end 2005	(42.5)
Less increases resulting from cash flow hedges	(0.6)
Plus reduction resulting from net equity hedges	21.3
Plus reduction resulting from adoption of SFAS 158	12.5

Adjusted net worth	$391.1

12 months ended Dec. 30, 2006
Adjusted covenant earnings
Net income	94.2
Add:
Depreciation and amortization	72.9
Gross interest expense	55.1
Provision for income taxes	9.6
Pretax non-cash loss on disposal of an asset	0.6
Other	6.6
Deduct:
Gain on Orlando land sales & insurance settlement	13.5

Total adjusted covenant earnings	225.5

Gross interest expense	55.1
Less amortization of debt costs	3.2

Equals cash interest	51.9

Capital expenditures	51.2
Less amount excluded per agreement	7.3

Equals adjusted capital expenditures	44.8

Fixed charge coverage ratio
Adjusted covenant earnings	225.5
Less:
Adjusted capital expenditures	44.8
Cash taxes paid	29.5

Subtotal	151.2

Divided by sum of:
Scheduled debt payments	1.2
Dividend payments	53.3
Cash interest	51.9

Subtotal	106.4

Fixed charge coverage ratio	1.42
Consolidated total debt	681.4
Divided by adjusted covenant earnings	225.5
Leverage ratio	3.021

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 30, 2006 and December 31, 2005. The approximate fair value of the Company’s term loans was $669.2 million at December 30, 2006 since the entire issue consists of floating rate debt. The fair value of the remaining long-term debt approximated its book value at the end of 2006 and 2005.

Derivative Financial Instruments

Following is a listing of the Company’s outstanding derivative financial instruments as of December 30, 2006 and December 31, 2005:

Forward Contracts	2006		2005
(in millions)	Buy	Sell	Buy	Sell
US Dollars	$26.2		$153.8
Australian dollars	19.8			37.7
South Korean won	10.8		12.3
Singapore dollars	10.4		9.0
South African rand	9.5			0.7
Danish krona	5.2		7.5
Mexican peso	2.9		61.8
New Zealand dollars	2.6			7.2
Hong Kong dollar	1.4		1.0
Malaysian ringgit	1.4		—
Indonesian rupiah	1.0		—
Canadian dollars	1.0			9.1

Swiss francs		$38.8		$77.7
Japanese yen		23.0		39.4
Euro		10.8		51.4
Argentine pesos		4.4		2.0
Philippine pesos		4.3		8.1
Russian ruble		2.7		0.8
Croatian kuna		2.1		2.7
Swedish krona		1.5		1.7
Norwegian krona		1.4		1.9
Czech koruna		1.0		—
Indian rupee		0.6		0.4

Other currencies (net)		0.9		3.3

	$92.2	$91.5	$245.4	$244.1

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument used for hedging is designated as a fair value, cash flow or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense. In December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The agreements call for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.81 percent. The swap agreements expire in 2009 through 2012. These agreements have been designated as cash flow hedges with interest payments designed to match the interest payments due on the term loans due 2012. The impacts of these agreements are recorded in interest expense.

On July 1, 2003, the Company entered into two swap agreements effective September 29, 2003 as a hedge of the fair value of its $150 million 7.91 percent debt due July 2011. Each swap agreement converted a portion of the borrowing from fixed to floating rate interest. The Company received premiums of approximately $0.8 million for both agreements. Changes in the fair value of the swaps resulting from changes in market interest rates were recorded as a component of net income along with the offsetting changes in the fair value of the related debt instrument to the extent that the hedge was effective. Ineffectiveness was insignificant in 2006, 2005 and 2004. The swap agreements both had original maturity dates of July 15, 2011 and notional amounts of $75 million each. Under the terms of the swaps, the Company received semi-annual interest payments coinciding with the interest payments on the underlying debt of 7.91 percent and paid a variable rate based on the 6 month LIBOR rate plus a spread of about 3.7 percentage points. As part of the Acquisition, the Company terminated these swaps and generated a loss of $3.1 million which was originally deferred. Upon closing the Acquisition and retirement of the debt, these deferred losses, along with the remaining previously deferred gains totaling $0.8 million were recorded as a component of interest expense.

Effective July 30, 2002, the Company terminated two interest rate swap agreements having notional amounts of $50 million and $75 million and generating gains of approximately $1.7 million and $3.3 million, respectively. These gains were capitalized as a component of debt and were being recognized as a reduction of net interest expense. Additionally, in the fourth quarter of 2001, the Company terminated a swap agreement having a notional amount of $75 million and generating a net gain of $5.4 million. This gain was capitalized as a component of debt and was being recognized as a reduction of net interest expense over the remaining life of the debt. This debt was retired in connection with the Acquisition in December 2005 and the deferred gains on the previously terminated swaps were recognized as a component of interest expense in 2005.

The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the years 2006, 2005 and 2004 was immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matured on January 24, 2007. The Company paid a fixed rate payment of 0.63 percent semi annually and received a Japanese yen floating rate based on the LIBOR rate. This agreement converted the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believed that this agreement provided a valuable economic hedge against rising interest rates in Japan, it did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap were recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement were reduced to zero. As of December 30, 2006, the cumulative loss was $0.4 million, which was fully recognized in 2007. The change in the cumulative loss for 2005 was a net gain of $0.4 million.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the year in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of December 30, 2006, December 31, 2005 and December 25, 2004, the balance in other comprehensive loss (net of tax) resulting from open hedges designated as cash flow hedges was a $0.2 million, $0.8 million and $0.5 million, respectively. The change in the balance in other comprehensive loss was a net gain (loss) of $0.6 million, $(0.3) million and $0.2 million during the years ended December 30, 2006, December 31, 2005 and December 25, 2004, respectively. The ineffective portion in other expense was immaterial.

The Company had intended to refinance its $100 million notes that were due in 2006. To protect itself from the risk of higher interest rates, in 2005 the Company entered into an agreement to lock in a fixed treasury rate of approximately 4.70 percent, as compared with a current market rate of approximately 4.35 percent that provided the base interest for the debt originally expected to be issued in the refinancing. This derivative had been designated as a cash flow hedge and was recorded at its fair value on a quarterly basis. Pending the expected issuance of the new debt, any gains or losses, to the extent they represented an effective hedge, were recorded as a component of other comprehensive income. In the third quarter 2005, in anticipation of the Acquisition, when it was no longer probable that the refinancing of this debt would occur, the Company terminated these agreements and recorded a loss of $3.1 million as a component of interest expense.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts and options to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the years 2006, 2005 and 2004, the Company recorded pre-tax net gains/(losses) associated with these hedges of $(33.3) million, $25.7 million and $(23.6) million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

The Company’s derivative financial instruments at December 30, 2006 and December 31, 2005 consisted solely of the financial instruments summarized above. All of the contracts, with the exception of the interest rate swaps, mature within 18 months. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature as well as cross currency external payables and receivables, or forecast purchase commitments.

The Company’s theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company also is exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be substantially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued losses were $0.2 million, $0.1 million and $0.6 at December 30, 2006, December 31, 2005 and December 25, 2004, respectively, and were recorded either in accrued liabilities or other assets depending upon the net position of the individual contracts. While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn offset by hedges of net equity and other forward contracts. The notional amounts listed in the table above change based upon the Company’s outstanding exposure to fair value fluctuations.

In January 2005, in order to hedge against the impact of a strengthening U.S. dollar, the Company entered into ten euro option agreements. Eight of the options were to hedge a portion of its net equity investments denominated in euros, and the other two were deemed speculative because they did not meet the requirements for hedge accounting. The options’ strike prices were approximately 1.256 U.S. dollars to the euro as compared with a market rate of 1.326 U.S. dollars to the euro when the options were purchased. The effect of these options was to protect the value of the Company’s euro net equity and cash flows with a floor of 1.256 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expiration dates at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro, with one of the options with a notional value of 6.3 million euro having an expiration date of September 2005 and the other with a notional value of 14.2 million euro having an expiration date of October 2005. When the exchange rates were above the strike price of the option immediately prior to their expiration, the Company allowed the options to expire unexercised. Conversely, when the U.S. dollar was at a rate below 1.256 U.S. dollars to the euro immediately prior to the expiration of the option contracts, they were exercised. At the end of each quarter, the Company revalued the open options and recorded any change in fair value as a component of other comprehensive income for equity hedge options and as a component of other income or expense for the speculative options. For the year ended December 31, 2005, the Company exercised 6 options with an aggregate notional amount of 45.5 million euros and allowed 4 with an aggregate notional amount of 24.4 million euros to expire unexercised. The Company recorded a net pre-tax gain of $1.0 million associated with the settlement of these options and had a gain of $1.7 million associated with exercised hedge options that was recorded in equity. The Company entered into similar option agreements in 2004, all of which were accounted for as hedges, and all of which expired unexercised during the year. In 2006 the Company did not purchase or sell currency options while in 2005 and 2004 the Company recorded a net pretax loss of $1.1 million and $1.7 million, respectively, for the cost of the options.

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options, giving the Company the right, but not the obligation, to sell approximately 34.0 million euros in exchange for US dollars. The put options expire on various dates throughout 2007, and they have a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling about $0.5 million. Although the Company considers these put options to be a hedge of its exposure to changes in the value of the euro, they do not qualify for hedge accounting under SFAS 133. Accordingly, the value of the options will be marked to market at the end of each quarter of 2007, with any change in value recorded as a component of other income or expense, applicable. The maximum net expense that will be recognized is the $0.5 million premium already paid., and these premiums will be recorded as other expense during 2007. Additionally, changes in the market value of the options will also be recorded as other income or expense each quarter in 2007.

During the first quarter of 2007, the Company will begin hedging $50 million worth of its yen net equity and $300 million of its euro net equity through a series of new forward contracts. This will significantly reduce interest expense in the future with an approximate $5.0 million impact in 2007. The initial forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company will be exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. Over time, this exposure is expected to be offset by changes in the value of operating cash flows generated in the yen and the euro.

Note 8: Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans have annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans are outstanding, are applied toward interest due. Each of the loans has scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. During 2006, thirteen participants surrendered a total of 99,388 shares of the Company’s common stock to the Company at current market prices to satisfy loans totaling $2.1 million. In addition, five participants made cash payments to satisfy loan payment obligations totaling $0.2 million. During 2005, eighteen participants surrendered a total of 254,441 shares of the Company’s common stock back to the Company at current market prices to satisfy loans totaling $5.6 million. In addition, four participants made cash payments to satisfy loan payment obligations totaling $0.6 million. During 2004, two participants left the Company and surrendered, at the current market price, 36,882 shares to the Company to satisfy loans totaling $0.7 million. Also during 2004, a participant left the Company and made a $0.7 million cash payment to satisfy the loan obligation and another participant elected to make a voluntary advance loan payment of $0.6 million. Under the terms of the MSPP, if at the scheduled repayment date a loan remains outstanding and the Company’s stock price per share is below the market price when the loan was originated, the Company will make cash bonus payments equal to the amount the value of the stock is below its purchase price, up to 25 percent of the outstanding principal on the loan then due. For each share purchased, an option on two shares was granted under the 2000 Incentive Plan. See Note 13 to the consolidated financial statements. The loans have been recorded as subscriptions receivable and are secured by the shares purchased. Principal amounts are due as follows: $0.2 million in 2007; $2.6 million in 2008 and $0.5 million in 2009. No further loans or sales of stock are being made under this Plan.

In 2006 and 2005, the Company returned to income $0.4 million and $0.8 million, respectively, of a provision recorded since the adoption of the MSPP for the potential cash bonus payments described above associated with principal amounts due in 2006 and 2005. This was due to the associated loans being repaid prior to their due dates. The Company will continue to accrue for the cost of potential future cash bonus payments associated with loans that remain outstanding.

On November 30, 1998, the Company made a non-recourse, non-interest bearing loan of $7.7 million (the loan) to its chairman and chief executive officer (chairman), the proceeds of which were used by the chairman to buy in the open market 400,000 shares of the Company’s common stock (the shares) at an average price of $19.12 per share. The shares were pledged to secure the repayment of the loan. The loan was recorded as a subscription receivable and was due November 12, 2006, with voluntary prepayments permitted commencing November 12, 2002, and mandatory prepayments required equal to 10 percent of annual bonus payments. On October 26, 2006 the Company’s chairman and chief executive officer surrendered 330,368 shares of the Company’s common stock at a market price of $21.49 in satisfaction of the $7.1 million outstanding balance, which had previously been reduced through cash payments of $0.6 million.

Note 9: Accumulated Other Comprehensive Loss

(In millions)	2006	2005
Foreign currency translation adjustments	$(160.6)	$(203.1)
Net equity hedge gain (loss)	(6.9)	14.4
Pension and retiree medical	(23.1)	(10.6)
Deferred loss on cash flow hedges	(0.2)	(0.8)

Total	$(190.8)	$(200.1)

In 2006, there was a $12.5 million (net of tax) pension liability adjustment as a result of the Company’s adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

Note 10: Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2006	2005	2004
Domestic	$(31.7)	$(19.9)	$2.3
Foreign	135.5	84.4	99.7

Total	$103.8	$64.5	$102.0

The provision (benefit) for income taxes was as follows:

(In millions)	2006	2005	2004
Current:
Federal	$20.7	$(36.0)	$8.4
Foreign	35.4	19.4	19.1
State	0.3	—	1.5

	56.4	(16.6)	29.0

Deferred:
Federal	(38.8)	(2.1)	(20.9)
Foreign	(11.9)	(2.4)	8.7
State	3.9	0.2	(1.7)

	(46.8)	(4.3)	(13.9)

Total	$9.6	$(20.9)	$15.1

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate was as follows:

(In millions)	2006	2005	2004
Amount computed using statutory rate	$36.3	$22.6	$35.7
(Reduction) increase in taxes resulting from:
Net benefit from repatriating foreign earnings and direct foreign tax credits	(10.2)	(0.6)	(1.4)
Foreign income taxes	(28.3)	(7.4))	(12.7)
Change in valuation allowance for deferred tax assets	7.2	(5.1	(1.8)
Foreign and domestic tax audit adjustments	—	(27.1)	(2.1)
Other	4.6	(3.3)	(2.6)

Total	$9.6	$(20.9)	$15.1

Deferred tax (liabilities) assets are composed of the following:

(In millions)	2006	2005
Purchased intangibles	$(60.9)	$(71.3)
Other	(12.2)	(2.0)
Gross deferred tax liabilities	(73.1)	(73.3)
Credit and net operating loss carry forwards	213.7	157.7
Fixed assets basis differences	23.2	30.0
Employee benefits accruals	25.4	19.8
Postretirement benefits	17.9	15.7
Inventory	11.7	14.0
Accounts receivable	11.6	11.3
Depreciation	3.5	1.3
Other accruals	36.5	39.5

Gross deferred tax assets	343.4	289.3

Valuation allowances	(47.0)	(39.8)

Net deferred tax assets	$223.3	$176.2

At December 30, 2006, the Company had domestic federal and state net operating loss carry forwards of $89.2 million, separate state net operating loss carry forwards of $77.0 million, and foreign net operating loss carry forwards of $355.9 million. Of the total foreign and domestic net operating loss carry forwards, $321.0 million expire at various dates from 2007 to 2026, while the remainder have unlimited lives. During 2006, the Company realized net cash benefits of $5.8 million related to foreign net operating loss carry forwards. At December 31, 2006, the Company had estimated foreign tax credit carry forwards of $50.2 million, most of which expire beginning in 2014 if not utilized. These valuation allowances relate to tax assets in jurisdictions where it is management’s best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The Company paid (received refunds) income taxes, net, in 2006, 2005 and 2004 of $29.5 million, $(34.7) million and $45.8 million, respectively. The Company has foreign subsidiaries which receive tax holidays that will expire in 2007 and 2009 if not renewed or extended. There are various factors which may impact the amount of the annual benefit derived from the tax holiday. The net benefit of the tax holidays in 2006 and 2005 was $6.4 million and $4.0 million, respectively.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

(FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s 2007 fiscal year. The Company is currently assessing the potential effect of FIN 48 on its financial statements.

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

The Company has $546.2 million of undistributed earnings of international subsidiaries. The Company has not provided for U.S. deferred income taxes on these undistributed earnings because of its intention to indefinitely reinvest these earnings.

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate prior period results. SFAS123(R), requires that recognition of tax windfall benefits related to the exercise of employee stock-based compensation be delayed until the period that the reduction will reduce income taxes payable. Due to current year domestic net operating losses of $54.3 million, the Company did not recognize $0.5 million of benefits for deductions associated with the exercise of employee stock options in 2006. The Company recognized $2.0 million and $0.2 million, respectively, of benefits for deductions associated with the exercise of employee stock options in 2005 and 2004, respectively. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

Note 11: Retirement Benefit Plans

Pension Plans. The Company has various defined benefit pension plans covering substantially all domestic employees, employed as of June 30, 2005, except those employed by BeautiControl, and certain employees in other countries. In addition to providing pension benefits, the Company provides certain postretirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Most employees and retirees outside the United States are covered by government healthcare programs. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company and satisfy certain years of service requirements. The medical plans are contributory for post-1994 retirees, with retiree contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees. In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides new prescription drug benefits under Medicare as well as providing for a federal subsidy to be paid to plans that are at least actuarially equivalent to Medicare in their prescription drug plans. In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains basic guidance on related income tax accounting and rules for transition allowing prospective or retroactive adoption and was effective for the third quarter of 2004. The Company elected prospective adoption of the FSP guidance and the effect of the subsidy on the net periodic postretirement benefit cost for 2004 was to reduce the interest cost by $0.2 million and the amortization of the actuarial loss by $0.2 million.

In the fourth quarter of 2006 the Company amended its domestic retiree medical plan effective April 1, 2007. Prior to the effective date but after January 1, 1995, the Company subsidized the cost of health care for retirees based on age and years of service. For under age 65 retirees, the amendment altered the Company’s contribution from a percent of cost to a fixed amount. For over age 65 retirees, the amendment lowered the fixed subsidy amount. For former associates retired prior to January 1, 1995 and under the age of 80, the amendment introduced a monthly premium charge of $35 per covered adult. The change resulted in a decrease of expense of $0.3 million in 2006 and is expected to decrease the annual cost by approximately $1.8 million in 2007 and thereafter.

Effective June 30, 2005, the Company froze the benefits to participants under its U.S. defined benefit pension plans. This action necessitated a re-measurement of its accumulated benefit obligation under the plans and resulted in a pretax increase of $5.1 million ($3.3 million after tax). As part of its re-measurement, the Company decreased its discount rate assumption from 5.75 percent to 5.0 percent. Other assumptions remained consistent with those previously used. The Company also recorded an immaterial curtailment loss in the second quarter of 2005 related to this action. In conjunction with the benefit freeze, the Company increased its basic contribution related to one of its domestic defined contribution plans from 3 percent of eligible employee compensation up to the Social Security Wage Base to 5 percent.

Effective December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, Employers Accounting for Pensions and SFAS No. 106,

Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity. SFAS No. 106 required that the liability recorded should represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss).

As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 30, 2006:

(in millions)	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 30, 2006
Other assets, net	$5.1	$(4.8)	$0.3

Accrued liabilities	10.2	(3.6)	6.6
Accrued postretirement benefit cost	35.3	7.0	42.3
Other liabilities	72.0	10.4	82.4

Total liabilities	117.5	13.8	131.3

Accumulated other comprehensive loss (pre-tax)	(16.2)	(18.6)	(34.8)

The Company uses a fiscal year end measurement date for its plans. The plans of the Acquired Units are included below. The funded status of all of the Company’s plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2006	2005	2006	2005	2006	2005
Change in benefit obligations:
Beginning balance	$45.3	$48.5	$69.3	$64.5	$123.6	$95.7
Service cost	0.8	1.4	0.5	0.9	7.5	4.6
Interest cost	2.5	2.5	3.1	3.8	6.3	3.9
Actuarial (gain) loss	(0.8)	3.5	(10.5)	5.7	2.2	7.5
Benefits paid	(2.3)	(0.8)	(5.1)	(5.6)	(5.5)	(4.7)
Impact of exchange rates	—	—	—	—	7.5	(7.9)
Amendments	—	(5.1)	(9.6)	—	—	—
Settlements	—	(4.7)	—	—	(1.8)	—
Curtailment	—	—	(1.4)	—	(0.1)	—
Acquisition	—	—	—	—	(3.9)	24.5

Ending balance	$45.5	$45.3	$46.3	$69.3	$135.8	$123.6

Change in plan assets at fair value:
Beginning balance	$28.3	$24.9	$—	$—	$56.4	$46.8
Actual return on plan assets	3.3	1.6	—	—	3.8	6.5
Company contributions	—	7.5	5.1	5.6	8.1	6.7
Plan participant contributions	—	—	—	—	0.7	0.8
Benefits and expenses paid	(2.4)	(1.1)	(5.1)	(5.6)	(4.6)	(4.9)
Impact of exchange rates	—	—	—	—	4.1	(3.0)
Settlements	—	(4.6)	—	—	(1.4)	—
Acquisition	—	—	—	—	—	3.5

Ending balance	$29.2	$28.3	$—	$—	$67.1	$56.4

Funded status of the plan	$(16.3)	$(17.0)	$(46.3)	$(69.3)	$(68.7)	$(67.2)

Unrecognized actuarial loss	7.7	10.3	16.5	29.4	17.7	12.7
Unrecognized prior service cost/(benefit)	0.9	1.2	(9.9)	(0.8)	1.7	1.6
Unrecognized net transition liability	—	—	—	—	0.2	0.8

Net amount recognized	$(7.7)	$(5.5)	$(39.7)	$(40.7)	$(49.1)	$(53.2)

Weighted average assumptions:
Discount rate	5.8%	5.5%	5.8%	5.5%	4.3%	5.0%
Return on plan assets	8.5	8.5	n/a	n/a	5.0	4.2
Salary growth rate	—	4.8	n/a	n/a	3.0	3.2

Amounts recognized in the balance sheet consisted of:

(in millions)	December 30,	December 31,
	2006	2005
Accrued benefit liability	$(131.3)	$(115.2)

Accumulated other comprehensive loss (pre-tax)	34.8	13.9

Net amount recognized	$(96.5)	$(101.3)

Items not yet recognized as a component of pension expense as of December 30, 2006 consisted of:

(in millions)
Transition liability	$0.2

Prior service cost/ (benefit)	(7.3)

Net actuarial loss	41.9

Accumulated other comprehensive loss (pre-tax)	$34.8

In 2007, the Company expects to recognize approximately $0.1 million of the prior service benefit and $2.2 million of the net actuarial loss as a component of pension expense.

The accumulated benefit obligation for all defined benefit pension plans at December 30, 2006 and December 31, 2005 was $163.5 million and $127.9 million, respectively. At December 30, 2006 and December 31, 2005, the accumulated benefit obligations of certain pension plans exceeded those plans’ assets. For those plans, the accumulated benefit obligations were $123.8 million and $107.3 million, and the fair value of their assets was $52.2 million and $42.5 million as of December 30, 2006 and December 31, 2005, respectively. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.

The costs associated with all of the Company’s plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost and expenses	$8.2	$5.7	$5.0	$0.5	$0.9	$0.8
Interest cost	8.8	6.5	5.5	3.2	3.8	3.6
Return on plan assets	(2.9)	(1.0)	(2.6)	—	—	1.0
Curtailment	—	—	—	(0.3)	—	—
Recognized net actuarial loss	0.4	0.6	—	1.0	1.5	—
Net deferral	(1.0)	(1.5)	(1.1)	(0.2)	(0.1)	(0.1)

Net periodic benefit cost	$13.5	$10.3	$6.8	$4.2	$6.1	$5.3

Weighted average assumptions: U.S. plans
Discount rate	5.5%	5.4%	6.0%	5.5%	5.8%	6.0%
Return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a
Salary growth rate	—	4.8	4.8	n/a	n/a	n/a
Foreign plans
Discount rate	4.3	4.5%	4.5%	n/a	n/a	n/a
Return on plan assets	5.0	3.9	5.1	n/a	n/a	n/a
Salary growth rate	3.0	3.0	2.9	n/a	n/a	n/a

The overall long-term rates-of-return-on-assets for the U.S. pension plans were chosen from the range of likely results of compound average annual returns over a 20-year time horizon. The range was calculated by modeling a probable rate-of-return based on historical data for the period 1926-2002 for stocks, bonds and cash and was applied to the Company’s current target asset mix for the plan. The long-term rate-of-return for foreign pension plans was also selected from probable returns based on historical data as calculated by the actuaries as well as comparisons to trends in other companies.

The Company utilizes a published rating index of a portfolio of high quality, fixed-income debt instruments as a benchmark for the discount rates used to determine the benefit obligations of its plans. For the U.S. plans, the discount rate was based on the rate of return for a portfolio of Moody’s AA rated high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plans. The weighted average discount rate for the U.S. and foreign plans for 2006 were 5.8 percent and 4.4 percent, respectively and 5.5 percent and 5.0 percent, respectively for 2005.

The assumed healthcare cost trend rate for 2006 was 8.0 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2010. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

(In millions)	One percentage point
	Increase	Decrease
Effect on total of service and interest cost components	$0.3	$(0.3)
Effect on post-retirement benefit obligation	3.2	(3.0)

The Company’s weighted-average asset allocations at December 30, 2006 and December 31, 2005 by asset category were as follows:

	2006		2005
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	63%	64%	62%	61%
Debt securities	37	20	37	19

Real estate	—	2	—	—
Cash and money market investments	—	14	1	20

Total	100%	100%	100%	100%

The Company’s specific return objective on its U.S. pension plan is to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The Company has adopted the following asset class allocations for its U.S. pension plan: 62 percent in equity securities (32 percent large U.S. stocks, 20 percent small U.S. stocks, and 10 percent international stocks) and 38 percent fixed income securities (36 percent bonds and 1 percent U.S. cash equivalents). At each quarter end, the asset classes may be rebalanced to obtain the target asset mix if the percentages fall outside of acceptable range variances. The investment policy is reviewed from time to time to ensure consistency with the long-term objective of funding at least 90 percent of the plan’s liabilities. Options, derivatives, forwards, futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. Transactions that would jeopardize the tax-exempt status of the plan are not allowed. Lending of securities may be permitted in cases in which an appropriate gain can be realized. The Company does not invest in any of its own stock; however, this restriction does not prevent investment in insurance company accounts, other commingled or mutual funds, or any index funds which may hold securities of the Company. Additional guidelines for investment managers selected by the Company to manage equity securities prohibit the securities of one company or affiliated group, other than U.S. government securities, to exceed 5 percent of the portfolio and that no more than 25 percent of a separately managed portfolio be invested in any one industry, unless that industry represents greater than 20 percent of the benchmark market index. International equity investments shall be diversified by country and by industry and primarily include securities listed on significant exchanges. Equity portfolios may include a small portion of convertible bonds and preferred stock but these securities do not substitute as bonds within the portfolios. Investment managers selected by the Company to manage the fixed income investments are also prohibited from holding more than 5 percent in any one company or affiliated group of companies, other than U.S. government securities, and from holding more than 25 percent of investments in any one industry. In addition, no more than 25 percent of the fixed income portfolio may be invested in foreign securities and no more than 25 percent of the portfolio may be invested in below investment grade securities.

The Company’s return objective for its foreign plans is to achieve a return of approximately 6.3 percent to 6.5 percent. To achieve this return, the foreign plans weighted average target allocations for its investments are 60 percent equity securities and 40 percent fixed income, cash and money market investments.

The Company expects to contribute $8.6 million to its U.S. and foreign pension plans and $4.4 million to its other U.S. postretirement benefit plan in 2007.

The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $5.5 million in 2006, $4.1 million in 2005 and $2.3 million in 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company’s foreign and U.S. plans:

Years	Pension benefits	Postretirement benefits	Subsidy Receipts	Total
2007	$8.6	$5.0	$0.6	$13.0
2008	8.7	5.0	0.6	13.1
2009	9.8	5.0	0.6	14.2
2010	9.8	5.0	0.6	14.2
2011	21.0	4.9	0.7	25.2
2012 – 2016	$72.6	$22.2	$3.5	$91.3

Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 discussed above, the Company expects subsidy receipts of $6.6 million from 2007 through 2016 related to these prescription drug benefits.

Note 12: Incentive Compensation Plans

Incentive Plans. On May 17, 2006 the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2006 Incentive Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. The total number of shares available for grant under the 2006 Incentive Plan as of December 30, 2006, was 3,862,912 of which 1,092,344 could be issued in the form of restricted stock.

Other than for options on 157,118 shares exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding unvested options generally vest in one-third increments on the anniversary of the grant date in each of the following three years; however, certain options granted in 2000 and 2001 vest seven years after the date of grant. The vesting of these options may be accelerated if certain stock price appreciation goals are attained. No such acceleration occurred in 2006 and 535,718 shares were vested prior to 2006. At December 30, 2006, options of this type to purchase 1,009,306 shares were outstanding. The unvested options will vest in November 2008, or earlier.

All outstanding options have exercise periods that are 10 years from the date of grant and outstanding restricted shares have initial vesting periods ranging from one to three years. Under the plan, awards that are canceled or expire are added back to the pool of available shares.

Director Plan. On May 17, 2006 the Company’s shareholders also approved amendments to the Tupperware Brands Corporation Director Stock Plan (“Director Stock Plan”). The amendments expand the types of awards that may be issued under the Director Stock Plan to include restricted stock and restricted stock unit awards and authorize the Compensation and Management Development Committee of the Board of Directors to grant equity-based awards in amounts and with terms and conditions that permit the Company to attract and retain qualified directors.

Under the Director Stock Plan, non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director on the date of the Company’s annual meeting of shareholders receives a stock grant in such form and amount as may be determined by the Compensation and Management Development Committee of the Board of Directors. The number of shares authorized for grant under the Director Stock Plan and the number of shares available for grant as of December 30, 2006, were 600,000 and 282,024, respectively.

Through 2002, the Company accounted for its stock-based compensation under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective with fiscal 2003, the Company began accounting for those plans using the fair-value-based method of accounting for stock options under the provisions of SFAS 123 prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Compensation expense associated with time-based restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. In 2006, the Company awarded performance restricted shares and for these the expense is recorded based on an assessment of achieving a defined level of sales and net income growth within the next three years.

Compensation expense associated with restricted stock grants was $2.5 million, $1.4 million and $0.6 million in 2006, 2005 and 2004, respectively.

Earned cash performance awards of $15.7 million, $9.3 million and $12.2 million were included in the consolidated statement of income for 2006, 2005 and 2004, respectively.

Stock option and restricted stock activity for 2006, 2005 and 2004 for all of the Company’s Incentive Plans including the Director Stock Plan are summarized in the following tables.

Stock options	Shares subject to option	Weighted average option price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 27, 2003	10,541,377	$19.87	6,087,914	$21.70
Granted	588,100	18.16
Expired / Forfeited	(383,395)	26.53
Exercised	(252,092)	16.43

Balance at December 25, 2004	10,493,990	19.61	7,572,413	20.78
Granted	727,800	23.41
Expired / Forfeited	(588,804)	26.57
Exercised	(1,641,785)	18.33

Balance at December 31, 2005	8,991,201	19.76	6,770,383	20.10
Granted	652,300	20.83
Expired / Forfeited	(488,798)	40.64
Exercised	(419,488)	17.60

Balance at December 30, 2006	8,735,215	$18.87	6,459,389	$18.76

Restricted stock	Shares outstanding	Shares available for issuance
Balance at December 27, 2003	122,000	346,844
Awarded	112,000	(112,000)
Vested	(9,000)	—
Balance at December 25, 2004	225,000	234,844

Awarded	220,000	(220,000)
Vested	(5,000)	—
Forfeited	(8,000)	8,000

Balance at December 31, 2005	432,000	22,844
Granted	132,000	(132,000)
2006 Incentive Plan	18,000	1,197,500
Vested	(104,000)	—
Forfeited	(4,000)	4,000

Balance at December 30, 2006	474,000	1,092,344

Stock Options Outstanding As of December 30, 2006	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life	Average exercise price	Shares	Average exercise price
$ 4.23 – $12.68	55,850	3.3	$9.75	55,850	$9.75
$12.69 – $16.90	2,585,537	4.7	15.78	1,643,455	15.69
$16.91 – $21.13	4,892,036	4.6	19.41	4,036,770	19.21
$21.14 – $29.58	1,201,792	5.8	23.77	723,314	23.94

	8,735,215	4.8	$18.87	6,459,389	$18.76

The estimated weighted average fair value of 2006 grants was $4.26 per share under option. See Note 1 to the consolidated financial statements for pro forma presentation had fair value estimates been used to record compensation expense in the consolidated statements of income for grants prior to 2003.

Note 13: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain international operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. As a result of changes in the Company’s management structure as well as a re-evaluation of the Company’s operating segment definitions, the Company reorganized its previously reported segments as follows:

•	There have been no changes to the Company’s BeautiControl North America segment.

•	International BeautiControl operations are reported in the segments in which the business component geographically resides.

•

The International Beauty reportable segment included the acquired businesses operated primarily under the brand names noted above, as well as the Company’s Tupperware operations in Central and South America and the Philippines which were included in the Company’s Latin America and Asia Pacific reportable segments prior to 2006, respectively.

•	The Company’s Tupperware and BeautiControl operations in Mexico are included in the North America segment; they were included in the Latin America reportable segment prior to 2006.

•	With the movement of Central and South America as well as Mexico, the Company no longer has a Latin America reportable segment.

•

The Company’s NaturCare® brand business operating in Japan is included in the Asia Pacific segment; it was previously included in the International Beauty reportable segment. This change includes the transfer of intangible assets and goodwill of $30.2 million and $24.3 million, respectively.

•

The Company’s Avroy Shlain® and Swissgarde® brand businesses are now included in the Europe segment; they were previously included in the International Beauty reportable segment. This change includes the transfer of intangible assets and goodwill of $16.6 million and $16.3 million, respectively.

Prior period data has been reclassified to reflect these changes.

The Company’s reportable segments include the following businesses:

Europe	Primarily food storage, preparation and serving containers, professional kitchen tools, microwave cookware and educational toys marketed under the Tupperware® brand worldwide. Europe includes Avroy Shlain® and Swissgarde®, the beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, the beauty and personal care unit in Japan.
Asia Pacific
North America

BeautiControl North America	Premium cosmetics and skin care products marketed under the BeautiControl® brand in the United States and Canada.

International Beauty	Primarily beauty and personal care products in Latin and South America, Asia Pacific and Europe under the brand names House of Fuller®, Nutrimetics® and Nuvo Cosmeticos®. Also includes the Tupperware units in the Philippines and Central and South America.

Worldwide sales of beauty and personal care products totaled $663.3 million, $199.3 million and $128.9 million in 2006, 2005 and 2004, respectively. The Acquired Units operations are included from the date of acquisition.

(In millions)	2006	2005	2004
Net sales:
Europe	$615.9	$602.5	$597.0
Asia Pacific	239.7	204.5	194.8
North America	255.5	253.6	278.7
BeautiControl North America	150.0	146.7	118.0
International Beauty	482.6	72.0	35.7

Total net sales	$1,743.7	$1,279.3	$1,224.3

Segment profit (loss):
Europe	$94.4	$116.2	$133.4
Asia Pacific	33.8	20.2	20.5
North America	8.7	0.5	(22.3)
BeautiControl North America	14.6	14.0	8.0
International Beauty	30.8	0.9	1.6

Total profit	$182.3	$151.8	$141.2

Unallocated expenses	(36.3)	(28.3)	(32.7)
Other, net	12.5	4.0	13.1
Re-engineering and impairment charges	(7.6)	(16.7)	(7.0)
Interest expense, net	(47.0)	(45.1)	(13.0)

Income before income taxes	$103.9	$65.7	$102.0

Depreciation and amortization:
Europe	$21.3	$18.4	$19.0
Asia Pacific	17.5	10.9	9.1
North America	10.8	13.8	15.9
BeautiControl North America	1.8	1.5	1.3
International Beauty	18.1	0.2	1.1
Corporate	3.5	6.0	4.4

Total depreciation and amortization	$72.9	$50.8	$50.8

Capital expenditures:
Europe	$19.5	$20.5	$19.4
Asia Pacific	9.0	9.5	8.4
North America	6.8	7.8	8.9
BeautiControl North America	5.1	2.1	1.9
International Beauty	7.0	4.7	0.7
Corporate	4.8	7.3	4.7

Total capital expenditures	$52.1	$52.0	$44.1

Identifiable assets:
Europe	$329.9	$290.8	$286.5
Asia Pacific	173.2	165.1	117.9
North America	198.5	210.4	236.7
BeautiControl North America	76.4	73.6	68.4
International Beauty	658.6	646.3	38.8
Corporate	252.8	347.9	228.0

Total identifiable assets	$1,689.4	$1,734.1	$976.3

a.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2006, 2005 and 2004, pretax gains from these sales were $9.3 million, $4.0 million and $11.6 million, respectively, and were recorded in other, net in the table above. Internal costs for management incentives directly related to these sales were $0.2 million, $0.1 million and $0.3 million in 2006, 2005 and 2004, and were recorded in unallocated expenses.
b.	The re-engineering and impairment charges line provides for severance and other exit costs. Total after-tax impact of these costs was $5.8 million, $10.5 million and $4.3 million in 2006, 2005 and 2004, respectively. See Note 3 to the consolidated financial statements.
c.	During 2006 and 2004, the Company recorded pretax gains of $4.4 million and $1.5 million, respectively, as a result of the insurance settlement from hurricane damage suffered at the Company’s headquarters location in Orlando, Florida. Additionally, in 2006 the Company recorded expense of $1.2 million related to a loss arising from a fire at its former manufacturing facility in Tennessee. These gains and impairment are included in other, net in the table above.

Sales and segment profit in the preceding table are from transactions with customers. Inter-segment transfers of inventory are accounted for at cost. Sales generated by product line, except beauty and personal care versus Tupperware®, are not captured in the financial statements and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Export sales were insignificant. Sales to customers in Germany were $198.0 million, $231.0 million and $252.6 million in 2006, 2005 and 2004, respectively. Sales of Tupperware and beauty products to customers in Mexico were $370.4 million, $115.2 million and $83.7 million in 2006, 2005 and 2004, respectively. There was no other foreign country in which sales were material to the Company’s total sales. Sales of Tupperware and BeautiControl products to customers in the United States were $284.9 million, $287.6 million and $296.6 million in 2006, 2005 and 2004, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash, buildings and assets maintained for general corporate purposes. As of the end of 2006, 2005 and 2004, respectively, long-lived assets in the United States were $90.1 million, $106.3 million and $98.1 million.

As of December 30, 2006 and December 31, 2005 the Company’s net investment in international operations was $891.6 million and $852.2 million, respectively. The Company is subject to the usual economic risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Included in the cash balance of $102.2 million reported at the end of 2006, was a cash balance of $10.3 million denominated in Venezuelan bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s consolidated balance sheet. It will apply for, and expects to receive, authorization in 2007 to transfer approximately half of such amount out of the country. It has also implemented other strategies in an effort to eventually repatriate the current cash balance. The Company believes it could immediately repatriate the cash from Venezuela, but it would only be able to do so at a significantly less favorable exchange rate. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its consolidated balance sheet with the difference recorded as a foreign exchange loss in its consolidated income statement.

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

In 2006 the Company recorded a pretax loss of $1.2 million as a result of a fire at its former manufacturing facility in Halls, Tennessee. The amount recorded is based on its current best estimate. As more information becomes available related to this event, adjustments may be necessary.

Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company’s former parent and Tupperware, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents. As part of the Acquisition, Sara Lee Corporation indemnified the Registrant for any liabilities arising out of any existing litigation at the time of the Acquisition and for certain legal matters arising out of circumstances which might relate to periods before or after the date of the acquisition.

Leases. Rental expense for operating leases totaled $26.7 million in 2006, $27.5 million in 2005 and $28.9 million in 2004. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 30, 2006, were: 2007—$24.7 million; 2008—$16.2 million; 2009—$9.7 million; 2010—$6.6 million, 2011—$3.7 million and after 2011—$8.8 million. Leases included in the minimum rental commitments for 2007 and 2008 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. The Company has a lease agreement on a warehouse located in Europe which offers a purchase option of about $3.5 million, which is expected to approximate fair market value, at the end of the lease term in 2010. There were no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

In 2006, the Company initiated construction of a new Tupperware manufacturing facility which will replace its existing facility in Belgium. The total cost of the new facility and equipment is estimated at approximately $21 million and is being financed via sales-lease-back transactions. The two new leases will be classified as a capital leases with terms of 15 years for the facility and 10 years for the equipment and should commence in the second half of 2007. Additionally in 2006, the Company’s BeautiControl subsidiary entered into an operating lease for a new manufacturing facility in Texas. The total future commitment under the new lease is approximately $10 million over the next 10 years.

Note 15: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 30, 2006 and December 31, 2005.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2006:
Net sales (a)	$423.7	$438.6	$394.9	$486.5
Gross margin (a)	275.5	286.2	254.9	312.1

Net income (a),(c)	16.0	25.2	13.1	39.9

Basic earnings per share: (a),(c)	0.27	0.41	0.22	0.67
Diluted earning per share: (a),(c)	0.26	0.41	0.22	0.65

Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	23.60	22.89	20.17	22.63
Low	20.00	19.01	17.06	19.30
Close	20.59	19.69	19.46	22.61

Year ended December 31, 2005:
Net sales (a)	$326.4	$320.4	$270.7	$361.8
Gross margin (a)	211.9	210.7	170.2	230.3
Income before accounting change	23.9	27.7	2.6	32.0
Cumulative effect of accounting change	—	—	—	(0.8)

Net income (a),(b),(c)	23.9	27.7	2.6	31.2
Basic earnings per share: (a),(b),(c)
Before accounting change	0.41	0.46	0.04	0.55
Cumulative effect of accounting change	—	—	—	(0.01)
After accounting change	0.41	0.46	0.04	0.54
Diluted earning per share: (a),(b),(c)
Before accounting change	0.40	0.46	0.04	0.51
Cumulative effect of accounting change	—	—	—	(0.01)
After accounting change	0.40	0.46	0.04	0.50

Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	21.42	23.90	24.68	24.00
Low	19.46	19.49	19.85	20.58
Close	20.08	23.39	22.78	22.40

a.	Includes the results of operations of the Acquired Units after December 5, 2005.
b.	Includes a net benefit of approximately $25 million for the settlement of a pre June 1996 income tax settlement with the Company’s former parent company.
c.	Includes pretax re-engineering and impairment costs of $2.1 million ($1.6 million after-tax), $0.6 million ($0.5 million after-tax), $2.1 million ($1.6 million after-tax) and $2.8 million ($2.1 million after-tax) in the first through fourth quarters of 2006, respectively, and $6.4 million ($4.1 million after-tax), $1.2 million ($0.8 million after-tax), and $0.6 million ($0.4 million after-tax) in the second, third and fourth quarters, respectively of 2005. See Note 3 to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tupperware Brands Corporation:

We have completed an integrated audit of Tupperware Brands Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly in all material respects, the information set forth therein and when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the financial statements, the Company changed the manner in which it accounts for retirement obligations in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 26, 2007

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were effective as of the end of the period covered by this report. The Company’s assessment of the internal control over financial reporting as of December 30, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There have been no significant changes; except as noted below, in the Company’s internal control over financial reporting during the Company’s fourth quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

During October 2006, the Company implemented an upgrade to its accounting system for the Tupperware United States and Canada units. The implementation involved changes in systems that included internal controls, and accordingly, these changes have required changes to our system of internal controls. The Company has reviewed the controls affected by the implementation of the upgrade and made appropriate changes to affected internal controls. The Company believes that the controls as modified are appropriate and functioning effectively to provide reasonable assurance on its internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information as to the Directors of the Registrant set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007, as well as the information under the caption “Corporate Governance” in such proxy statement, and the information set forth under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” in such proxy statement, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11. Executive Compensation

The information set forth under the caption “Compensation of Directors” of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007, and the information in such Proxy Statement relating to executive officers’ compensation is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007, is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions

The information set forth under the captions “Indebtedness of Management” and “Transactions with Related Persons” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 16, 2007, is incorporated by reference into this Report.

Item 14. Principal Accounting Fees and Services

The information set fourth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Audit Services” in the Proxy Statement related to the Annual Meeting of Shareholders to be held on May 16, 2007, is incorporated by reference into this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 30, 2006, December 31, 2005 and December 25, 2004;

Consolidated Balance Sheets—December 30, 2006 and December 31, 2005;

Notes to the Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedules

The following consolidated financial statement schedules (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation are included in this Report:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 30, 2006.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.01 to Form 8-K, filed with the Commission on February 13, 2006 and incorporated herein by reference).

*3.2	Amended and Restated By-laws of the Registrant as amended December 5, 2005 (Attached as Exhibit 3.2 to Form 10-K, filed with the SEC on March 16, 2006 and incorporated herein by reference).

10.1	1996 Incentive Plan as amended through December 14, 2006.

10.2	Directors’ Stock Plan as amended through November 2, 2006.

10.3	Form of Change of Control Employment Agreement.

*10.4	Credit Agreement dated December 5, 2005, (Attached as Exhibit 10.01 to Form 8-K, filed with the SEC on December 21, 2005 and incorporated herein by reference).

*10.6	Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K, filed with the SEC on August 15, 2005 and incorporated herein by reference).

10.7	Forms of stock option and restricted stock agreements utilized with the Registrant’s officers and directors under certain stock-based incentive plans.

*10.8	Management Stock Purchase Plan (Attached to Form S-8 (No. 333-48650) as Exhibit 4.3 filed with the SEC on October 26, 2000, and incorporated SEC on October 26, 2000 and incorporated herein by reference).

*10.9	Form of Promissory Note between a subsidiary of the Registrant and various executives (Attached as Exhibit 10.11 to Form 10-K filed with the SEC on March 20, 2001, and incorporated herein by reference).

*10.10	Form of Stock Pledge Agreement between a subsidiary of the Registrant and various executives (Attached as Exhibit 10.12 to Form 10-K filed with the SEC on March 20, 2001, and incorporated herein by reference).

10.11	2000 Incentive Plan as amended through December 28, 2005.

*10.12	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings dated June 1, 2003. (Attached as Exhibit 10.2 to Form 10-Q filed with the SEC on August 12, 2003, and incorporated herein by reference).

*10.13	Supplemental Executive Retirement Plan dated June 1, 2003 (Attached as Exhibit 10.3 to Form 10-Q filed with the SEC on August 12, 2003, and incorporated herein by reference).

10.14	2002 Incentive Plan, as amended through December 14, 2006.

Exhibit Number	Description

*10.15	Amendment Number One to the Tupperware Brands Corporation Supplemental Plan, effective as of July 1, 2005 (Attached as Exhibit 10.1 to Form 8-K, filed with the SEC on August 29, 2005)

10.16	2006 Incentive Plan as amended through December 14, 2006.

21	Subsidiaries of Tupperware Brands Corporation as of February 26, 2007.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

*	Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 30, 2006

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for doubtful accounts, current and long term:
Year ended December 30, 2006	$37.0	$8.3	$—	$(5.5) / F1 2.6 / F2	$42.4
Year ended December 31, 2005	$42.4	$5.4	$—	$(9.3) / F1 (1.5)/ F2	$37.0
Year ended December 25, 2004	$53.6	$5.5	$—	$(19.1) / F1 2.4 / F2	$42.4

Valuation allowance for deferred tax assets:
Year ended December 30, 2006	$39.8	$8.0	$—	$(2.0) /F1 1.2 /F2	$47.0
Year ended December 31, 2005	$23.1	$(5.1)	$26.3 / F4	$(3.0) /F1 (1.5) / F2	$39.8
Year ended December 25, 2004	$32.4	$(1.8)	$—	$(8.1) /F1 0.6 /F2	$23.1

Allowance for Inventory Obsolescence:
Year ended December 30, 2006	$22.7	$6.9	$—	$1.1 /F2 (10.9) /F3	$19.8
Year ended December 31, 2005	$26.3	$2.9	$—	$(1.0) /F2 (5.5) /F3	$22.7
Year ended December 25, 2004	$20.9	$9.9	$—	$1.0 /F2 (5.5) /F3	$26.3

F1	Represents write-offs less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs less inventory sold.
F4	Represents allowance established with respect to gross deferred assets recognized with the Acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION (Registrant)

By:	/S/ E.V. GOINGS
E.V. Goings Chairman and Chief Executive Officer

February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/S/ E.V. GOINGS	Chairman and Chief Executive Officer and Director (Principal Executive Officer)
E.V. Goings

/S/ MICHAEL S. POTESHMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael S. Poteshman

/S/ TIMOTHY A. KULHANEK	Vice President and Controler (Principal Accounting Officer)
Timothy A. Kulhanek

*	Director
Catherine A. Bertini

*	Director
Rita Bornstein, Ph.D.

*	Director
Kriss Cloninger III

*	Director
Clifford J. Grum

*	Director
Joe R. Lee

*	Director
Bob Marbut

*	Director
Angel R. Martinez

*	Director
Robert J. Murray

*	Director
David R. Parker

*	Director
Joyce M. Roché

Signature	Title

*	Director
J. Patrick Spainhour

*	Director
M. Anne Szostak

By	/S/ THOMAS M. ROEHLK
Thomas M. Roehlk
Attorney-in-fact

February 28, 2007