Form 10-Q
period 2007-03-31
TUPPERWARE BRANDS CORP
filed 2007-05-10
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended March 31, 2007

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

As of May 7, 2007, 61,464,683 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	March 31, 2007	April 1, 2006
Net sales	$456.9	$423.7
Cost of products sold	161.2	148.2

Gross margin	295.7	275.5

Delivery, sales and administrative expense	257.6	241.2
Re-engineering and impairment charges, net	2.8	2.1
Gains on disposal of assets	2.5	—

Operating income	37.8	32.2

Interest income	1.1	2.3
Interest expense	11.8	13.2
Other expense	0.9	0.5

Income before income taxes	26.2	20.8
Provision for income taxes	6.6	4.8

Net income	$19.6	$16.0

Earnings per share:
Basic	$0.33	$0.27
Diluted	$0.32	$0.26

Weighted-average shares outstanding:
Basic	60.4	60.1
Diluted	61.9	61.4

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)	March 31, 2007	December 30, 2006
ASSETS
Cash and cash equivalents	$74.6	$102.2
Accounts receivable, less allowances of $24.8 million in 2007 and $22.8 million in 2006	151.0	144.8
Inventories	251.6	232.7
Deferred income tax benefits, net	53.1	57.9
Non-trade amounts receivable, net	28.9	23.0
Prepaid expenses	31.5	26.0

Total current assets	590.7	586.6

Deferred income tax benefits, net	248.6	243.9
Property, plant and equipment, net	253.8	256.6
Long-term receivables, net of allowances of $18.8 million in 2007 and $17.6 million in 2006	39.5	41.2
Trademarks and tradenames	198.7	199.0
Other intangible assets, net	37.2	40.7
Goodwill	310.7	312.6
Other assets, net	33.4	31.5

Total assets	$1,712.6	$1,712.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$128.2	$127.1
Short-term borrowings and current portion of long-term debt	1.3	0.9
Accrued liabilities	262.4	253.6

Total current liabilities	391.9	381.6

Long-term debt	656.2	680.5
Other liabilities	241.0	249.5

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	29.0	26.2
Subscriptions receivable	(2.7)	(3.3)
Retained earnings	613.2	613.9
Treasury stock 1,227,591 and 1,805,803 shares in 2007 and 2006, respectively, at cost	(31.3)	(46.1)
Accumulated other comprehensive loss	(185.3)	(190.8)

Total shareholders’ equity	423.5	400.5

Total liabilities and shareholders’ equity	$1,712.6	$1,712.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006

Operating Activities:
Net income	$19.6	$16.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.6	19.1
Equity compensation	1.3	1.5
Amortization of debt issuance costs	0.8	0.5
Net (gain) loss on disposal of assets	(2.0)	0.4
Provision for bad debts	2.7	0.5
Net impact of writedown of inventories and change in LIFO reserve	2.2	1.2
Non-cash impact of re-engineering, impairment costs and loss on disposal	0.4	—
Net change in deferred income taxes	2.4	(0.7)
Changes in assets and liabilities:
Accounts and notes receivable	(5.9)	(15.0)
Inventories	(19.6)	(9.7)
Non-trade amounts receivable	(3.3)	2.4
Prepaid expenses	(5.5)	(0.8)
Other assets	(1.8)	0.5
Accounts payable and accrued liabilities	12.1	(8.0)
Income taxes payable	(6.2)	(6.8)
Other liabilities	(3.0)	2.0
Net cash impact from hedging activity	(1.2)	0.7
Other	(0.3)	0.4

Net cash provided by operating activities	8.3	4.2

Investing Activities:
Capital expenditures	(10.3)	(12.4)
Purchase of international beauty businesses	—	(79.8)
Proceeds from disposal of property, plant and equipment	0.8	0.7

Net cash used in investing activities	(9.5)	(91.5)

Financing Activities:
Dividend payments to shareholders	(13.3)	(13.3)
Proceeds from exercise of stock options	9.8	3.0
Proceeds from payments of subscriptions receivable	0.1	0.1
Repayment of long-term debt	(25.0)	(10.0)
Net change in short-term debt	0.1	(0.7)
Excess tax benefit recognized upon exercise of stock options	0.7	—

Net cash used in by financing activities	(27.6)	(20.9)

Effect of exchange rate changes on cash and cash equivalents	1.2	0.9

Net change in cash and cash equivalents	(27.6)	(107.3)

Cash and cash equivalents at beginning of year	102.2	181.5

Cash and cash equivalents at end of period	$74.6	$74.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2006 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Certain prior year amounts have been reclassified to conform with current year presentation.

These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company’s opinion, reflect all adjustments including normal recurring items that are necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in the statement of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the first quarter of 2007 and 2006 were $20.5 million and $18.2 million, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and other sales force compensation expenses included in delivery, sales and administrative expense for the first quarter of 2007 and 2006 were $83.0 million and $71.0 million, respectively.

Note 4: Inventories

	March 31, 2007	December 30, 2006
	(in millions)
Finished goods	$165.3	$156.8
Work in process	20.4	17.5
Raw materials and supplies	65.9	58.4

Total inventories	$251.6	$232.7

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
Net income	$19.6	$16.0

Weighted-average shares of common stock outstanding	60.4	60.1
Common equivalent shares:
Assumed exercise of dilutive options and restricted shares	1.5	1.3

Weighted-average common and common equivalent shares outstanding	61.9	61.4

Basic earnings per share	$0.33	$0.27

Diluted earnings per share	$0.32	$0.26

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	1.6	1.6

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
Net income	$19.6	$16.0
Foreign currency translation adjustments	7.8	8.9

Deferred gain on cash flow hedges, net of tax provision of $0.1 and $1.2 million for the first quarters of 2007 and 2006, respectively.	0.2	2.2
Net equity hedge loss, net of tax benefit of $2.5 and $1.4 million for the first quarters of 2007 and 2006, respectively.	(4.5)	(2.6)
Minimum pension liability, net of tax provision of $1.1 million and $0.1 million for the first quarters of 2007 and 2006, respectively.	2.0	0.4

Comprehensive income	$25.1	$24.9

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity as disclosed in Note 9 to the consolidated financial statements.

Note 7: Re-engineering Costs

The Company recorded $2.8 million in re-engineering and impairment charges during the first quarter of 2007. The first quarter charges were primarily for ceasing production in the Company’s BeautiControl North America manufacturing facility in Texas in conjunction with moving into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth and the ultimate consolidation with distribution. The costs recorded related to the impairment of assets that would no longer be utilized and were not salable, as well as costs for lease and related payments still due on the former facility. The bulk of the remaining costs related to headcount reductions totaling 29 positions located in Japan, Mexico and Australia with the Japan reductions being the most significant as a result of the consolidation of distribution facilities of the Company’s two Japanese operating entities.

In 2006, re-engineering and impairment charges of $2.1 million for the quarter were primarily related to severance costs incurred to reduce headcount by approximately 170 in the Company’s Canada, Belgium and Philippines operations. A majority of the reductions were in the Philippines and were the result of the Company’s decision to stop manufacturing there as well as the elimination of administrative positions.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of March 31, 2007 and December 30, 2006 were as follows (in millions):

	March 31, 2007	December 30, 2006
Beginning of the year balance	$0.6	$1.7
Provision	2.8	7.6
Accrual adjustments	—	—
Cash expenditures:
Severance	(0.3)	(8.6)
Other	—	(0.1)
Non-cash impairments	(0.6)	—
Translation impact	—	—

End of period balance	$2.5	$0.6

Of the total accrual at March 31, 2007, $1.2 million related to lease payments, less expected sub-lease income, remaining due on the BeautiControl North America manufacturing facility vacated. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several other markets by the end of 2007.

Note 8: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. The Company’s reportable segments are the following:

Europe	Primarily food storage, preparation and serving containers, professional kitchen tools, microwave cookware and educational toys marketed under the Tupperware® brand worldwide. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.
Asia Pacific
TW North America

Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brand names Nutrimetics® and Fuller®, respectively. Both kitchen and beauty products in South America under the brand names Fuller®, Nuvo Cosmeticos® and Tupperware®.

As a result of changes in the Company’s management structure effective with the beginning of the 2007 fiscal year the Company reorganized its operating segments.

•	There have been no changes to the Company’s Europe, Asia Pacific or Tupperware North America segments.

•	The Fuller Mexico business previously included in the International Beauty segment has been aggregated with BeautiControl North America to form the Beauty North America reporting segment.

•	The other businesses previously included in the International Beauty segment now make up the Beauty Other reporting segment.

Historical data has been reclassified to reflect these changes.

Worldwide sales of beauty and personal care products totaled $160.3 million and $159.5 million in the first quarter of 2007 and 2006, respectively.

(In millions)	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
Net sales:
Europe	$178.4	$168.8
Asia Pacific	56.6	47.0
TW North America	62.6	56.7
Beauty North America	104.2	101.6
Beauty Other	55.1	49.6

Total net sales	$456.9	$423.7

Segment profit (loss):
Europe (a)	$28.8	$29.8
Asia Pacific (a)	6.0	3.5
TW North America	1.2	(2.0)
Beauty North America (a)	13.9	14.5
Beauty Other (a)	(3.7)	(4.3)

Total segment profit	46.2	41.5

Unallocated expenses (b)	(9.0)	(7.7)
Other income (c)	2.5	—
Re-engineering and impairment charges (d)	(2.8)	(2.1)
Interest expense, net	(10.7)	(10.9)

Income before taxes	$26.2	$20.8

	Mar 31, 2007	Dec 31, 2006
Identifiable Assets:
Europe	$345.9	$329.9
Asia Pacific	181.0	173.2
TW North America	187.0	198.5
Beauty North America	458.7	460.3
Beauty Other	298.2	291.5
Corporate	241.8	258.7

Total Identifiable Assets	$1,712.6	$1,712.1

(a)	Charges for amortization of definite-lived intangible assets by segment were as follows:

	13 Weeks Ended March 31, 2007	13 Weeks Ended April 1, 2006
Europe	$0.3	$0.5
Asia Pacific	0.5	1.0
Beauty North America	1.5	2.8
Beauty Other	1.0	1.8

Total	$3.3	$6.1

(b)	Increase relates to valuation of derivatives, creation of the office of Chief Operating Officer and the timing of professional tax services.
(c)	Reflects gain on final settlement of insurance claim related to a fire at a former manufacturing facility.
(d)	See Note 7 to the consolidated financial statements for a discussion of the re-engineering and impairment charges.

Note 9: Derivative Instruments and Hedging Activities

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

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. The put options expire on various dates throughout 2007 and have a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling $0.5 million. Although the Company considers these put options to be a hedge of its exposure to changes in the value of the euro, they do not qualify for hedge accounting under SFAS 133. Accordingly, the value of the options are being marked to market at the end of each quarter of 2007, with the change in value recorded as a component of other income or expense, as applicable. The maximum net expense that will be recognized is the $0.5 million premium already paid, and these premiums are being recorded as other expense during 2007. In the first quarter of 2007, $0.3 million of expense was recorded based on the change in the market value of the options. During the first quarter, an option to sell euro and buy approximately $4.8 million expired unexercised.

During the first quarter of 2007, the Company entered into agreements to hedge a portion of its Japanese yen net equity and euro net equity through a series of new forward contracts. At initiation, the dollar value of the amounts hedged were $50 million yen and $300 million euro. Along with the equity hedge, these contracts also synthetically convert this portion of the Company’s U.S. dollar term loan borrowings to Japanese yen and euro where more of its operating cash flow is generated. The initial forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company is exposed to fluctuations in the value of the yen and euro versus the U.S.

dollar. It is currently expected that the Company will enter into new contracts as the existing contracts reach maturity and over time, receipts or payments under the hedges are expected to be offset by changes in the value of operating cash flows generated in Japanese yen and in euro.

The Company’s credit agreement requires it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least 3 years in the future. Beginning in December 2005 and January 2006, the Company effectively converted $375 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The swaps call for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.81 percent. The swaps combined with a contractual 150 basis point spread gives the Company an all-in effective rate of 6.3 percent on these borrowings. The swap agreements were scheduled to expire in 2009 through 2012. In order to maintain compliance with the 3-year requirement, subsequent to the end of the first quarter, the Company terminated three swaps totaling a notional value of $175 million and purchased three new swaps with the same notional value that will expire in 2012. Following this action, all of the swaps expire in 2011 and 2012. A gain of $0.5 million was realized on the terminations and will be amortized as a reduction of interest expense over the remaining life of the term debt. The new agreements carry fixed rates of between 4.94 and 5.06 percent and result in a weighted average fixed rate of 4.90 percent for the full $375 million. Including the 150 basis point spread, the new all inclusive rate is 6.4 percent. These agreements have been designated as cash flow hedges with interest payments designed to match the interest payments under the term loans due in 2012. The impact of these agreements is recorded in interest expense. The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the first quarter ended March 31, 2007 and April 1, 2006 was immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matured on January 24, 2007. The Company paid a fixed rate payment of 0.63 percent semi annually and received a Japanese yen floating rate based on the LIBOR rate. This agreement converted the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believed that this agreement provided a valuable economic hedge against rising interest rates in Japan, it did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap were recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement were reduced to zero. The cumulative loss that existed at the end of 2006 that was fully recognized as a reduction of interest expense in the first quarter of 2007 was immaterial. The change in the cumulative loss for the first quarter of 2006 was also immaterial.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. Consequently, the balance at the end of each reporting period in other accumulated comprehensive loss will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of March 31, 2007, the Company had no net balance in other accumulated comprehensive loss related to cash flow hedges and at December 30, 2006, the balance was $(0.2) million net of tax. The changes in the balance in other accumulated comprehensive loss were net gains of $0.2 million and $2.2 million for the first quarter 2007 and 2006, respectively (see Note 6 to the consolidated financial statements). The ineffective portion in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the first quarter of 2007 and 2006, the Company recorded, in comprehensive income, net losses associated with these hedges of $4.5 million and $2.6 million, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of March 31, 2007 were to sell euro, $253.5 million; Swiss francs, $51.1 million and Japanese yen, $71.4 million and to buy Mexican pesos, $29.5 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing at the end of the first quarter of 2007, the Company was in a net payable position of approximately $0.2 million related to its hedges.

Note 10: Debt

At March 31, 2007, the Company had $314.9 million of unused lines of credit, including $186.5 million under the committed, secured $200 million revolving line of credit and $128.4 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. The agreement contains covenants customary for similarly rated companies when the agreement was executed. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, or make capital investments in its business, this is not currently expected to occur.

The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The covenant restrictions include adjusted covenant earnings and net worth measures that are non-GAAP measures. The non-GAAP measures may not be comparable to similarly titled measures used by other entities and exclude unusual, non-recurring gains, certain non-cash charges and changes in accumulated other comprehensive income. Discussion of these measures is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends in light of the covenants and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.05 through September 29, 2007 at which point the requirement rises to 1.20 and then increases annually after the end of each fiscal third quarter until it reaches 1.50 after the end of the third quarter of 2010. The leverage ratio must be below 3.50 through the third quarter of 2007. Beginning with the fourth quarter of 2007 the required ratio declines to 3.25 through the third quarter of 2008 and to 2.75 and 2.50 in the fourth quarters of 2009 and 2010, respectively, and remains at 2.50 for the remaining term of the credit agreement. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios for the 12 months ended March 31, 2007 were 1.410 and 2.934 respectively.

The adjusted net worth requirement was $353.5 million as of March 31, 2007. The requirement increases quarterly by 50 percent of the Company’s consolidated net income. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the first quarter 2007 was $410.9 million.

Adjusted net worth (in millions)	As of March 31, 2007
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005	56.9
Plus increases from equity issuances, etc.	28.2

Adjusted net worth required	$353.5

Company’s adjusted net worth:
Total shareholders’ equity as of March 31, 2007	$423.5
Less increases resulting from currency adjustments since year-end 2005	(49.2)
Less increases resulting from cash flow hedges	(0.8)
Plus reduction resulting from net equity hedges	25.8
Plus reduction resulting from adoption of SFAS 158	9.4
Plus reduction resulting from adoption of FIN 48	2.2

Adjusted net worth	$410.9

12 months ended March 31, 2007
Adjusted covenant earnings:
Net income	$97.8
Add:
Depreciation and amortization	69.4
Gross interest expense	53.7
Provision for income taxes	11.4
Pretax non-cash re-engineering and impairment charges	1.2
Other	6.5
Deduct:
Gain on Orlando land sales	9.0
Insurance settlements	6.9

Total adjusted covenant earnings	224.1

Gross interest expense	53.7
Less amortization of debt costs	3.5

Equals cash interest	50.2

Capital expenditures	50.0
Less amount excluded per agreement	7.7

Equals adjusted capital expenditures	42.3

Fixed charge coverage ratio:
Adjusted covenant earnings	224.1
Less:
Adjusted capital expenditures	42.3
Cash taxes paid	34.3

Subtotal	147.5

Divided by sum of:
Scheduled debt payments	1.1
Dividend payments	53.3
Cash interest	50.2

Subtotal	104.6

Fixed charge coverage ratio	1.410

Consolidated total debt	657.5
Divided by adjusted covenant earnings	224.1
Leverage ratio	2.934

Note 11: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter ended March 31, 2007 and April 1, 2006 were as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2007	2006	2007	2006
Service cost	$2.0	$1.4	$—	$0.2
Interest cost	2.3	1.6	0.6	1.0
Expected return on plan assets	(1.5)	(0.3)	—	—
Net amortization and (deferral)	0.5	(0.1)	0.1	0.3

Net periodic benefit cost	$3.3	$2.6	$0.7	$1.5

During the first quarter of 2007, approximately $0.5 million was reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. This amount is included on the net amortization line of the table above.

Note 12: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 13: Income Taxes

Effective with the beginning of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing that a more likely than not threshold be met before a tax position is recognized in the financial statements. It further provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, a charge of $2.2 million to increase reserves for uncertain tax positions was recognized with a corresponding decrease in the 2007 opening retained earnings balance. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.9 million and $7.6 million as of the end of the first quarter of 2007 and the beginning of fiscal 2007, respectively. In the first quarter of 2007, total interest and penalties included in the provision for income taxes was $0.3 million.

As of the beginning of 2007, the Company had $37.9 million of gross unrecognized tax benefits, all of which if recognized, would be recorded as a component of the provision for income taxes. There was no material change in the balance in the first quarter of 2007. The Company operates globally and it or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, France (2004), Australia and Italy (2002), Mexico (2001), South Korea (2000), Japan (1999), Germany (1998), and India (1997), with limited exceptions

Based on the number of periods currently under examination, the Company would expect some of the audits to conclude within the next 12 months. However, based on their current status, the finalization process in several foreign jurisdictions, which could include legal proceedings, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of March 31, 2007. Further, it is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the passage of statutes of limitations in various jurisdictions. However, it is not currently able to estimate any impact of such an event.

The slight increase in the effective tax rate for the first quarter of 2007 versus 2006 was due primarily to an approximate $1.0 million adjustment based on better information available upon the filing of certain foreign tax returns. This adjustment is fully reflected in the first quarter of 2007. This impact, combined with a shift in the mix of taxable income, was partially offset by the 2006 effect of recording a valuation allowance for certain foreign net operating loss carryforwards for which realization was no longer considered more likely than not. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 14: Non-Cash Activities

In the first quarter of 2007, the Company acquired $1.0 million of property, plant and equipment via a capital lease arrangement. Additionally, during the first quarters of 2007 and 2006, employees of the Company settled outstanding loans by returning Company stock worth $0.6 million and $0.3 million, respectively, that was acquired with the proceeds of those loans.

Note 15: New Accounting Pronouncements

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

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company has adopted the provisions of this consensus with no material impact.

As of June 30, 2006, the FASB ratified the consensus of Emerging Issues Task Force (“EITF”) Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits (“EITF 06-2”). EITF 06-2 clarifies that for employers offering a compensated sabbatical leave program that (a) requires the completion of a requisite service period and (b) for which the benefit does not increase for additional years of service should record compensation cost over the requisite service period. This standard is effective for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of this consensus with no material impact.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted this standard with no material impact.

On September 15, the Board issued FAS 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable, as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007 or the Company’s 2008 fiscal year. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is still evaluating the implications of this standard, but does not currently expect it to have a significant impact.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 31, 2007 compared with the 13 weeks ended April 1, 2006 and changes in financial condition during the 13 weeks ended March 31, 2007.

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

As discussed in Note 8 to the consolidated financial statements, effective with the appointment of Simon Hemus as the Company’s Chief Operating Officer, a new position effective as of the beginning of 2007, the Company has reconfigured its beauty segments. It is now reporting its Fuller Cosmetics business in Mexico and BeautiControl North America business as Beauty North America. Fuller Cosmetics was previously included in the International Beauty reportable segment and BeautiControl North America was previously a separate reportable segment. The remaining businesses previously reported as International Beauty are now reported as the Beauty Other segment. Historical data has been reclassified to reflect this change.

Overview

Dollars in millions, except per share amounts	13 weeks ended March 31, 2007	13 weeks ended April 1, 2006	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Net sales	$456.9	$423.7	8%		5%	$10.7
Gross margin	64.7%	65.0%	(0.3	)pp	na	na
DS&A as percent of sales	56.4%	56.9%	(0.5	)pp	na	na
Operating income	$37.8	$32.2	17%		11%	$1.9
Net income	19.6	16.0	23%		13%	$1.4
Net income per diluted Share	0.32	0.26	23%		14%	0.02

The increase in net sales was a result of increases in all segments. On a local currency basis, Asia Pacific and Tupperware North America had double digit increases and each of the beauty segments had modest sales increases. Only Europe showed a slight decline in sales for the quarter reflecting a decrease in Germany, which is the Company’s largest business in this segment. The increase in operating and net income was primarily a result of improvement in the segments except Europe as well as a $2.5 million gain for an insurance settlement related to a fire, in the fourth quarter of 2006, at the Company’s former manufacturing facility in Halls, Tennessee. These impacts were partially offset by an increase in unallocated expenses.

The Company’s balance sheet remained strong showing only a small decrease in working capital as compared with the end of 2006, even after the impact of making a voluntary $25 million payment on its outstanding term loans. As a result, the Company closed the first quarter of 2007 with a debt to total capital ratio of just under 61 percent as compared with 63 percent at the end of 2006 and 67 percent at the end of 2006’s first quarter. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities was also favorable as compared with the first quarter of 2006 primarily reflecting higher accounts payable.

Net Sales

The first quarter’s sales growth was led by Asia Pacific which increased significantly as result of strong increases in nearly every market. A strong increase in Tupperware North America was led by the United States business, which recorded its third consecutive quarter of higher sales. Beauty North America had modest sales growth led by Fuller Mexico’s strong increase. Beauty Other also reported modest improvement in sales for the quarter as increases in all of the Company’s Central and South American businesses more than offset weakness in most of the Company’s smaller beauty businesses.

A more detailed discussion of the sales results for the Company’s reporting segments is included in the segment results section following.

As discussed in Note 3 to the consolidated financial statements, the Company includes promotional costs in delivery, sales and administrative expense. As a result, the Company’s net sales may not be comparable with other companies that treat these costs as a reduction of revenue.

Re-engineering Costs

Refer to Note 7 to the consolidated financial statements for a discussion of re-engineering activities and related accruals.

The Company’s $2.8 million of re-engineering costs in the first quarter were primarily for moving the Company’s BeautiControl North America manufacturing facility in Texas. This move was completed in the first quarter of 2007 and was undertaken to support expected growth in the business as well as to allow for a more efficient consolidation of manufacturing and distribution activities in the future. The balance of the costs were primarily a result of the consolidation of distribution facilities between the Company’s two operating companies in Japan and headcount reductions in Tupperware Mexico.

In the second quarter of 2007, the Company expects to incur slightly under $2 million of costs related to small scale headcount reductions in sales and manufacturing operations.

Gross Margin

Gross margin as a percentage of sales was 64.7 percent in the first quarter of 2007 and 65.0 percent in the same period of 2006. The slight decline was primarily a result of an unfavorable mix of products in the BeautiControl North America due to a higher proportion of sales made to support the sales force. The impact of an unfavorable mix of products sold in Asia Pacific, primarily in Australia and Japan was offset by a slightly favorable mix in Tupperware North America as well as improved capacity utilization in the segment resulting from increased sales volume. The Europe and Beauty Other segments were each about flat for the quarter.

As discussed in Note 2 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 56.4 percent for the first quarter of 2007, compared with 56.9 percent in 2006. The decrease was primarily related to less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $3.3 million in the first quarter of 2007 as compared with $6.1 million in the same period of 2006. For the full year of 2007, the amortization is expected to be approximately $13.2 million versus approximately $24 million in 2006. This decline was partially offset by higher unallocated costs in 2007 resulting from the valuation of put options that the Company acquired early in the first quarter of 2007 to protect a portion of the Company’s expected European cash flows. As more fully discussed in the Market Risk section, these options had a total notional value of 34.1 million euro and a weighted average strike price of approximately 1.28 U.S. dollars to the euro at origination. They expire at various points during the year. Based on the rate at the expiration date of the option expiring in the first quarter, the Company did not exercise the option. The total cost of these options was $0.5 million. Of this amount, $0.3 million was expensed in the first quarter and the remainder will be recognized as part of marking the value of the contracts to market during the remainder of 2007. Also contributing to the higher unallocated expense was the cost related to the new office of Chief Operating Officer as well as the timing of professional service costs related to income tax planning initiatives. Also offsetting a portion of the lower amortization was a higher provision for doubtful accounts, primarily in Europe.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was slightly lower in the first quarter of 2007 as compared with the 2006 period. This reduction reflected a lower average debt level during the quarter offset by lower interest income. As more fully discussed in the Market Risk section, in the latter part of the first quarter, the Company entered into euro net equity hedges for the equivalent of $300 million expiring at various points of 2007 and 2008 and a smaller amount of similar contracts denominated in Japanese yen expiring in 2008. In addition to hedging the Company’s equity exposure to the euro and Japanese yen falling in value versus the U.S. dollar, these contracts also synthetically convert this amount of the Company’s outstanding term debt from U.S. dollars to the euro and Japanese yen where the Company generates more of its cash flow. As a result of relative interest rates among Europe, Japan and the United States, these contracts are expected to result in decreased interest expense.

The lower interest income reflects the absence of income earned on funds placed in escrow to discharge $100 million of notes that were due in October 2006 as part of financing the acquisition of Sara Lee Corporations direct selling businesses. Since the notes were paid off from the escrowed funds at the due date, the escrow account was closed and no further interest income has been earned. For the full year, the Company expects net interest expense of about $44 million.

Tax Rate

The effective tax rate for the first quarter was 25.0 percent which was up slightly from the 23.1 percent in the comparable 2006 period. The increase was due primarily to an approximately $1.0 million adjustment based on better information available upon the filing of certain foreign tax returns. This adjustment is fully reflected in the first quarter. This impact, combined with a shift in the mix of taxable income, was partially offset by the 2006 effect of recording a valuation allowance for certain foreign net operating loss carryforwards for which realization was no longer considered more likely than not. The actual and projected effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates. An effective tax rate in the low 20 percent range is expected for the full year. As discussed in Note 13 to the consolidated financial statements, the requirements of FIN 48, which the Company implemented at the beginning of 2007, has clarified guidance surrounding the recognition and derecognition of uncertain tax positions, including the timing of those adjustments. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income

The substantial increase in net income for the quarter was due to profit improvement in the reporting segments except Europe and the settlement of an insurance claim related to the Company’s former manufacturing facility in Halls, Tennessee. A fire occurred there in the latter part of the fourth quarter of 2006 and based on available information at the time, the Company recorded a $1.2 million charge related to this event in that quarter. The insurance claim has been recently settled and reflected higher proceeds than originally forecast resulting in the gain recorded this period. Partially offsetting these items were the previously discussed higher unallocated costs.

International operations in the first quarter generated 85 percent and 84 percent of sales respectively in 2007 and 2006 and nearly all of net segment profit in each period.

The Company generated 35 percent of its first quarter 2007 sales from the sales of beauty products as compared with 36 percent in the first quarter of 2006.

Segment Results

As previously discussed and more fully described in Note 8 to the consolidated financial statements, the Company changed the composition of its reportable beauty segments beginning in 2007. Historical data has been reclassified to reflect this change.

Europe

					Change excluding the impact of foreign exchange	Foreign exchange impact
							Percent of total
dollars in millions	2007	2006	Change				2007	2006
First Qtr
Net sales	$178.4	$168.8	6%		(1)%	$10.9	39	40
Segment profit	28.8	29.8	(4)		(9)	1.9	62	72
Segment profit as percentage of sales	16.1	17.6	(1.5	)pp	na	na	na	na

The decline in local currency sales was due to a significant decline in Germany, the segment’s largest business. This reduction was primarily related to a shortfall in the total and active sales force. A modest decline in recruiting during the quarter was offset by fewer deletions and resulted in a slight improvement in the year-over-year sales force decrement as compared with the end of 2006. In an effort to increase the sales force level, specific promotions focused on recruiting and sales force activity are being implemented in the short term, and the product program for party hostesses and consumers has been improved. On a longer-term basis, the independent sales force structure has been enhanced with an additional management level to provide increased emphasis on recruiting and training sales force members. Partially offsetting the decline in Germany was continued success in Russia and the other emerging markets of Turkey and Poland. As a group, these emerging markets were up 44 percent and contributed about 15 percent of the segment’s sales. The segment further benefited from strong performance in Tupperware South Africa. Both Russia and South Africa benefited from larger total and active sales forces resulting in improved sales volume. Russia’s increase came largely from geographic expansion and Tupperware South Africa benefited from the same type of additional sales force management level mentioned in relation to Germany. The Tupperware South Africa business pioneered the implementation of this level, called the team leader, within the segment.

The lower segment profit as a percent of sales was primarily due to an increased provision for bad debts, mainly in Germany. This increase reflected higher past due accounts as the lower sales performance impacted the distributors’ ability to pay amounts as they became due. Since German sales were down significantly and this market continued to have an above average return on sales, there was a negative mix impact on the overall segment return on sales.

Asia Pacific

				Change excluding the impact of foreign exchange	Foreign exchange impact
						Percent of total
dollars in millions	2007	2006	Change			2007	2006
First Qtr
Net sales	$56.6	$47.0	20%	17%	$1.3	12	11
Segment profit	6.0	3.5	71	55	0.4	13	8
Segment profit as percentage of sales	10.6	7.4	3.2pp	na	na	na	na

Asia Pacific had a very strong quarter with every business showing increased sales performance with the exception of the NaturCare business in Japan. The three key emerging markets in the segment, China, Indonesia and India, had a combined sales increase of 21 percent for the quarter and contributed 26 percent of the segment’s sales. China, by far the largest of the emerging markets, improved with an increase in the number of outlets in operation, which reached 2,370 at the end of the first quarter, while maintaining outlet productivity. Total outlets in China are expected to more than double by 2012. Also contributing to the strong performance were the established markets of Japan, Australia and Malaysia/Singapore. The improvement in Japan, which was nearly 20 percent, was due to strong recruiting and improved sales force productivity from improved product offerings, though at a lower average margin, and sales force incentives. Australia benefited from a larger sales force that was also supported by the implementation of the team leader strategy mentioned earlier related to Germany and South Africa. Malaysia/Singapore improved from a larger and more active sales force. In the second and third quarters of 2007, Malaysia will implement a multi-tier sales force compensation program which will allow it to offer an enhanced sales force earning opportunity to help secure long-term growth though it may result in some short-term slow down. This change was implemented in Singapore in June 2006 and is showing some signs of success. The NaturCare business was hurt by the unusual loss of several independent sales force leaders to a competitive local direct seller and is developing strategies to combat this loss.

The increase in segment profit was a result of improved sales volume, as well as more efficient promotional spending and lower administrative and distribution expenses resulting in the improved segment profit as a percent of sales. This impact more than offset a decline in the segment’s gross margin related to the mix of products sold, primarily in Japan and Australia.

Tupperware North America

				Change excluding the impact of foreign exchange	Foreign exchange impact
						Percent of total
dollars in millions	2007	2006	Change			2007	2006
First Qtr
Net sales	$62.6	$56.7	10%	12%	$(1.0)	14	13
Segment profit (loss)	1.2	(2.0)	na	na	—	3	na
Segment profit as percentage of sales	1.9	na	na	na	na	na	na

All markets in the segment had sales increases during the quarter. The strongest performance in the segment was from the United States Tupperware business which grew for the third consecutive quarter. Although the active sales force in the United States remained below the year ago level, it continued to show sequential improvement and was down only slightly in the first quarter versus the first quarter of 2006. Additionally, recruiting was up strongly. Overall, the Company believes that this improvement is directly related to the impact of the change to a multi-tier compensation structure that was completed in April of 2005 as well as a strategy for expanded and enhanced sales force training. The segment also benefited from a $1.8 million increase in business-to-business sales in Mexico. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. Absent this benefit, sales in the Tupperware Mexico business would have been about even with last year.

The increased segment profit for the quarter was primarily a result of greatly reducing the segment loss in the Tupperware United States and Canada businesses. This was a result of improvement in operating expenses resulting from more efficient distribution as well as increased sales volume. Also contributing was the consolidation of the bulk of Canadian administrative activities with the United States. The overall segment also saw an improved gross margin from a more favorable mix of products, as well as improved capacity utilization from the increased sales volume.

Beauty North America

					Change excluding the impact of foreign exchange	Foreign exchange impact
							Percent of total
dollars in millions	2007	2006	Change				2007	2006
First Qtr
Net sales	$104.2	$101.6	2%		6%	$(3.0)	23	24
Segment profit	13.9	14.5	(5)		—	(0.6)	30	35
Segment profit as percentage of sales	13.3	14.3	(1.0	)pp	na	na	na	na

The higher local currency sales were a result of improvement in Fuller Mexico as BeautiControl North America was about even with last year. Fuller Mexico continued to achieve strong growth reflecting double digit increases in both its total and active sales forces. This improvement was a result of strong recruiting as well as improved retention and resulted in improved sales volume. BeautiControl North

America was hampered by a less active and less productive sales force. The activity shortfall was from the first two months of the quarter and improved in March. The sales level was affected by the offsetting impacts of higher volume and a lower average selling price which resulted from increased promotional offers to stimulate activity.

The decline in profit despite the increased sales was due to a lower gross margin from an unfavorable mix of sales and higher manufacturing costs in BeautiControl North America. The unfavorable mix was due to increased sales of items to support the sales force. The profit decline was further impacted by higher commission and training costs in BeautiControl North America. The higher commission rate was due to the promotional sales offers. Additionally, the Fuller Mexico business was unfavorably impacted by the timing of promotional and incentive costs. These decrements offset the benefit of lower amortization of definite-lived intangible assets acquired.

Beauty Other

				Change excluding the impact of foreign exchange	Foreign exchange impact
						Percent of total
dollars in millions	2007	2006	Change			2007	2006
First Qtr
Net sales	$55.1	$49.6	11%	6%	$2.5	12	12
Segment loss	(3.7)	(4.3)	16	17	(0.1)	na	na
Segment profit as percentage of sales	na	na	na	na	na	na	na

The increase in sales was due to strong performance of the Central and South America businesses. This offset lower sales levels in the Philippines, from a less productive sales force, and the Company’s beauty businesses in Europe and Asia which were generally hurt by less active sales forces. The Nutrimetics Australia business showed a slight sales increase on improved sales force activity.

The lower segment loss primarily reflected lower amortization of definite-lived intangible assets acquired. Improvement in Central and South America was offset by the impact of the sales decline in other markets as discussed above.

Financial Condition

Liquidity and Capital Resources Working capital decreased slightly in the first quarter from the end of 2006 to approximately $199 million. The decline reflected a lower cash balance from making a $25 million voluntary payment on the Company’s term loans, which was partially offset by higher inventories reflecting increases primarily in Asia Pacific and Beauty North America. In Beauty North America, inventory at BeautiControl North America increased to support spring promotional programs as well as to manage the transition to a new manufacturing facility at the end of February. The increase in Asia Pacific was primarily in the emerging markets and Japan to support sales growth.

As of March 31, 2007, the Company had $186.5 million available under its $200 million revolving facility. The Company’s credit agreement contains reasonable and customary covenants that are outlined in Note 10 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay its current dividend.

In addition to its committed revolving facility, the Company had about $128 million available under other uncommitted lines of credit as of March 31, 2007. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. The previously discussed downturn in the Company’s German business has impacted its ability to contribute the same historical level of operating cash flows to the Company and the lack of profitability in the Tupperware United States business has impacted its ability to contribute operating cash flows. However, neither of these situations has resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

Included in the cash balance of $74.6 million reported at the end of the first quarter was $11.5 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s consolidated balance sheet. It will apply for, and expects to receive, authorization in the second half of 2007 to transfer approximately half of such amount out of the country through a dividend. It has also implemented other strategies in an effort to eventually repatriate the entire cash balance. The Company believes it could immediately repatriate the cash from Venezuela, but it would only be able to do so at a significantly less favorable exchange rate. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its consolidated balance sheet with the difference recorded as a foreign exchange loss in its consolidated income statement.

The debt-to-total capital ratio at the end of the first quarter was 61 percent compared with 63 percent at the end of 2006. Total capital is defined as total debt plus shareholders’ equity. The improvement reflects the previously mentioned voluntary term loan payment as well as increased shareholders’ equity from net income, stronger foreign currencies versus the U.S. dollar and the exercise of stock options, net of dividends declared.

Operating Activities Net cash provided by operating activities for the first quarter of 2007 was $8.3 million compared with $4.2 million in the comparable 2006 period. The improvement was from a lower increase in accounts receivable primarily reflecting the lower sales in Germany discussed earlier. The significant improvement in accounts payable and accrued liabilities was largely driven by the accounts payable and concentrated in Beauty North America where Fuller Mexico was able extend its payment terms with vendors. It began this process at the end of 2006 and the impact in 2007 is expected to mitigate toward the end of the current year. Also contributing to this variance were payables associated with the inventory increases noted above which were partially offset in the higher increase in inventories in 2007 compared with 2006. The negative variance in the non-trade amounts receivable is primarily due to the impact of open hedge contracts.

Investing Activities During the first quarter of 2007 and 2006, the Company spent $10.3 million and $12.4 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. The decrease in capital spending was largely due to lower expenditures related to site improvements in connection with program for Land Sales (discussed below). The acquisition costs in 2006 represented a $79.8 million withholding tax payment made on behalf of Sara Lee Corporation.

The proceeds from disposal of property, plant and equipment, in both periods, were primarily from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). There were no proceeds from this program during the first quarter of either 2007 or 2006. In 2007, the Company expects to close contracts for proceeds of approximately $7 million and has recently signed an agreement for another $20 million of proceeds. This larger transaction, subject to certain closing conditions, is expected to close toward the end of 2007 or in 2008. The Company also expects to collect in excess of $2 million in the second quarter related to the sale of excess land in Australia and has a signed agreement, also subject to certain closing conditions, to sell a former manufacturing facility in Belgium for approximately $11 million. This agreement is expected to close toward the end of 2007 or in 2008. Cumulative proceeds from Land Sales, which began in 2002, are expected to be up to $125 million by the end of 2009, including $58 million received through the end of the first quarter of 2007. The Company’s term loan agreement requires it to remit proceeds received for the disposition of excess property, less spending for site improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $13.3 million in the first quarter of each 2007 and 2006. Proceeds received from the exercise of stock options were $9.8 million and $3.0 million for the first quarter of 2007 and 2006, respectively. The corresponding shares were issued out of the Company’s balance held in treasury. During the first quarter, the Company made a voluntary prepayment of $25.0 million on its 7-year term loans, which left a balance of $644.2 million on these loans at the end of the first quarter of 2007.

Contractual Obligations

As discussed in Note 13 to the consolidated financial statements, as of March 31, 2007, the Company has unrecognized tax benefits of $38 million. This amount relates to uncertain tax positions the Company has taken on tax returns filed in various tax jurisdictions in which it operates. Should all of these positions ultimately be disallowed by the relevant tax or legal authorities, the Company would be responsible for remitting this amount as well as additional interest and penalties that may accrue in the interim. The Company cannot now make any meaningful estimate to the timing.

New Pronouncements

Refer to Notes 13 and 15 to the consolidated financial statements for a discussion of new pronouncements.

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

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. The Company’s 7-year term loans carry a variable interest rate and in December 2005 and January 2006, the Company entered into swap agreements to fix the rate on $375 million. Subsequent to the end of the first quarter of 2007, the Company replaced three of its swaps totaling $175 million that were scheduled to expire in 2009 and 2010 with new agreements of the same amount that are scheduled to expire in 2012. Following this action, the overall fixed rate is approximately 6.4 percent. Approximately 58 percent of the outstanding term loans carry a fixed rate via the swap agreements and as the Company reduces the balance of its term loans, it will continue to review its mix of fixed and variable interest rates and may make further adjustments to its mix. Refer to Note 9 to the consolidated financial statements for additional discussion of these agreements. Based on the Company’s current mix of fixed and variable interest rates, a 10 percent variance in short-term interest rates would have impacted first quarter 2007 interest expense by approximately $0.6 million.

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options that expire at various points during 2007, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. As discussed in Note 9 to the consolidated financial statements, the maximum full year expense related to these options is $0.5 million and $0.3 million was recorded in the first quarter of 2007. Each quarter, these options will be marked to market and any change in value will be recorded in other income or expense as applicable.

As discussed in Note 9 to the consolidated financial statements, during the first quarter of 2007, the Company entered into agreements to hedge $50 million worth of its Japanese yen net equity and $300 million worth of its euro net equity through a series of new forward contracts. Along with the equity hedge, these contracts synthetically convert this portion of the Company’s U.S. dollar term loans to Japanese yen and euro where more of its operating cash flow is generated. These contracts will also significantly reduce interest expense in the future with an annualized impact between $6 and $7 million based on the current spread among interest rates between the United States and Europe and Japan. The forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company will be exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. It is currently expected that the Company will enter into new contracts as existing contracts reach maturity and over time, receipts or payments under the hedges are expected to be offset by changes in the value of operating cash flows generated in yen and in euro.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions were to sell euro, $253.5 million; Swiss francs, $51.1 million and Japanese yen, $71.4 million and to buy Mexican pesos $29.5 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, a depreciating dollar versus the opposing currency would generate a cash outflow for the Company at settlement with the opposite result in agreements to sell foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures and based on rates existing at the end of the first quarter, the Company was in a net payable position of $0.2 million on all of its open contracts. A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. However, if the value of the specific currencies referenced above were to change by 10 percent relative to the U.S. dollar, the Company’s net position would be impacted by in the low to mid $30 million range. Approximately, 40 percent of this impact would be settled in 2007.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware® products and the Company currently estimates that it will utilize $90 to $100 million of resins during 2007. A 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales in the $9 to $10 million dollar range as compared with the prior year. For the first quarter of 2007, the Company estimates its cost of sales was minimally impacted as compared with the same period in 2006. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales force;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of foreign hedging and risk management strategies;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, operations or Company representatives by foreign governments;

•	the Company’s access to financing; and

•

other risks discussed in Item 1A, Risk Factors, of the Company’s 2006 Annual Report on Form 10-K as well as the Company’s consolidated financial statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

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

PART II

OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May yet be Purchased under the Plans or Programs (a)
12/31/06 – 2/3/07	—	—	NA	NA
2/4/07 – 3/3/07	1,500	$24.06	NA	NA
3/4/07 – 3/31/07	23,489	23.48	NA	NA

Total	24,989	$23.51

(a)	Represents common stock surrendered to the Company as settlement of $0.6 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan. There is no publicly announced plan or program to repurchase Company shares.

Item 6.	Exhibits

(a)	Exhibits

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida
May 9, 2007