Form 10-Q
period 2007-06-30
TUPPERWARE BRANDS CORP
filed 2007-08-02
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 31, 2007, 61,766,312 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	June 30, 2007	July 1, 2006
Net sales	$492.9	$438.6
Cost of products sold	167.6	152.4

Gross margin	325.3	286.2

Delivery, sales and administrative expense	272.2	242.0
Re-engineering and impairment charges	0.8	0.6
Gains on disposal of assets	2.1	—

Operating income	54.4	43.6

Interest income	0.9	2.3
Interest expense	10.9	14.6
Other expense (income)	0.6	(0.3)

Income before income taxes	43.8	31.6
Provision for income taxes	8.3	6.4

Net income	$35.5	$25.2

Earnings per share:
Basic	$0.58	$0.41
Diluted	$0.56	$0.41

Weighted-average shares outstanding:
Basic	61.1	60.2
Diluted	62.9	61.2

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	26 Weeks Ended
(Dollars in millions, except per share amounts)	June 30, 2007	July 1, 2006
Net sales	$949.8	$862.3
Cost of products sold	328.8	300.6

Gross margin	621.0	561.7

Delivery, sales and administrative expense	529.8	483.2
Re-engineering and impairment charges	3.6	2.7
Gains on disposal of assets	4.6	—

Operating income	92.2	75.8

Interest income	2.0	4.6
Interest expense	22.7	27.8
Other expense	1.5	0.2

Income before income taxes	70.0	52.4
Provision for income taxes	14.9	11.2

Net income	$55.1	$41.2

Earnings per share:
Basic	$0.91	$0.68
Diluted	$0.88	$0.67

Weighted-average shares outstanding:
Basic	60.7	60.1
Diluted	62.4	61.2

Dividends per common share	$0.44	$0.44

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)	June 30, 2007	December 30, 2006
Assets
Cash and cash equivalents	$85.8	$102.2
Accounts receivable, less allowances of $27.0 million at June 30, 2007 and $22.8 million at December 30, 2006	156.1	144.8
Inventories	265.1	232.7
Deferred income tax benefits, net	51.6	57.9
Non-trade amounts receivable, net	27.4	23.0
Prepaid expenses	31.0	26.0

Total current assets	617.0	586.6

Deferred income tax benefits, net	256.6	243.9
Property, plant and equipment, net	259.5	256.6
Long-term receivables, less allowances of $18.6 million at June 30, 2007 and $17.6 million at December 30, 2006	38.1	41.2
Trademarks and tradenames	202.4	199.0
Other intangible assets, net	34.2	40.7
Goodwill	314.6	312.6
Other assets, net	33.1	31.5

Total assets	$1,755.5	$1,712.1

Liabilities and Shareholders’ Equity
Accounts payable	$129.3	$127.1
Short-term borrowings and current portion of long-term debt	2.3	0.9
Accrued liabilities	259.5	231.3

Total current liabilities	391.1	359.3

Long-term debt	620.1	680.5
Other liabilities	264.3	271.8

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	32.0	26.2
Subscriptions receivable	(2.3)	(3.3)
Retained earnings	631.4	613.9
Treasury stock, 600,977 shares at June 30, 2007 and 1,805,803 shares at December 30, 2006, at cost	(15.4)	(46.1)
Accumulated other comprehensive loss	(166.3)	(190.8)

Total shareholders’ equity	480.0	400.5

Total liabilities and shareholders’ equity	$1,755.5	$1,712.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In millions)	June 30, 2007	July 1, 2006
Operating Activities:
Net income	$55.1	$41.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.3	38.0
Equity compensation	2.6	2.0
Amortization of debt issuance costs	1.7	1.8
Net (gain) loss on disposal of assets	(4.5)	1.6
Provision for bad debts	5.7	4.4
Net impact of writedown of inventories and change in LIFO reserve	4.4	1.9
Non-cash impact of re-engineering, impairment costs and loss on disposal	0.4	—
Net change in deferred income taxes	(5.7)	(8.8)
Changes in assets and liabilities:
Accounts and notes receivable	(10.2)	(18.0)
Inventories	(31.7)	(6.5)
Non-trade amounts receivable	(3.6)	(1.3)
Prepaid expenses	(5.0)	(2.0)
Other assets	1.2	1.7
Accounts payable and accrued liabilities	30.4	4.3
Income taxes payable	(11.7)	(9.8)
Other liabilities	1.0	1.9
Net cash impact from hedging activity	1.8	(2.2)
Other	0.6	0.4

Net cash provided by operating activities	63.8	50.6

Investing Activities:
Capital expenditures	(19.2)	(24.9)
Purchase of international beauty businesses, net of acquired cash	—	(103.5)
Proceeds from disposal of property, plant and equipment	8.3	1.7

Net cash used in investing activities	(10.9)	(126.7)

Financing Activities:
Dividend payments to shareholders	(26.7)	(26.6)
Proceeds from exercise of stock options	22.8	4.2
Proceeds from payments of subscriptions receivable	0.3	0.3
Repayment of long-term debt	(68.2)	(30.0)
Net change in short-term debt	—	(1.0)
Excess tax benefit recognized upon exercise of stock options	1.4	0.1

Net cash used in financing activities	(70.4)	(53.0)

Effect of exchange rate changes on cash and cash equivalents	1.1	(1.3)

Net change in cash and cash equivalents	(16.4)	(130.4)
Cash and cash equivalents at beginning of year	102.2	181.5

Cash and cash equivalents at end of period	$85.8	$51.1

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

Reclassifications: Certain prior year amounts have been reclassified in the condensed consolidated financial statements to conform to current year presentation.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense (DS&A) totaled $25.1 million and $25.7 million for the second quarter of 2007 and 2006, respectively, and $52.4 million and $50.4 million in the year-to-date periods ended June 30, 2007 and July 1, 2006, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in delivery, sales and administrative expense totaled $89.8 million and $78.6 million for the second quarter of 2007 and 2006, respectively, and $172.8 million and $149.8 million for the year-to-date periods ended June 30, 2007 and July 1, 2006, respectively.

Note 4: Inventories

	June 30, 2007	December 30, 2006
	(in millions)
Finished goods	$174.4	$156.8
Work in process	22.2	17.5
Raw materials and supplies	68.5	58.4

Total inventories	$265.1	$232.7

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended June 30, 2007	13 Weeks Ended July 1, 2006	26 Weeks Ended June 30, 2007	26 Weeks Ended July 1, 2006
Net income	$35.5	$25.2	$55.1	$41.2

Weighted-average shares of common stock outstanding	61.1	60.2	60.7	60.1
Common equivalent shares:
Assumed exercise of dilutive options and restricted shares	1.8	1.0	1.7	1.1

Weighted-average common and common equivalent shares outstanding	62.9	61.2	62.4	61.2

Basic earnings per share	$0.58	$0.41	$0.91	$0.68

Diluted earnings per share	$0.56	$0.41	$0.88	$0.67

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	—	1.7	0.8	1.7

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended June 30, 2007	13 Weeks Ended July 1, 2006	26 Weeks Ended June 30, 2007	26 Weeks Ended July 1, 2006
Net income	$35.5	$25.2	$55.1	$41.2

Foreign currency translation adjustments	20.5	(18.6)	28.2	(9.7)

Deferred gain on cash flow hedges, net of tax provision of $0.1 and $0.4 million for the second quarter 2007 and 2006, respectively, and $0.2 and $1.6 million for the comparable year-to-date periods	0.1	0.7	0.3	2.9

Net equity hedge loss, net of tax benefit of $1.3 and $4.8 million for the second quarter 2007 and 2006, respectively, and $3.8 and $6.2 million for the comparable year-to-date periods	(2.2)	(8.5)	(6.7)	(11.1)

Pension and other post retirement costs, net of tax provision of $0.3 and $0.1 million for the second quarter 2007 and 2006, respectively, and $1.4 and $0.2 million for the comparable year-to-date periods	0.7	0.3	2.7	0.7

Comprehensive income (loss)	$54.6	$(0.9)	$79.6	$24.0

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity as disclosed in Note 9, Derivative Instruments and Hedging Activities.

Note 7: Re-engineering Costs

The Company recorded $0.8 million and $3.6 million in re-engineering and impairment charges during the second quarter and first half of 2007, respectively. The charges were primarily for ceasing production in the Company’s BeautiControl North America manufacturing facility in Texas in conjunction with moving into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth and the ultimate consolidation with distribution. The costs recorded related to the impairment of assets that would no longer be utilized and were not salable, as well as costs for lease and related payments still due on the former facility. The bulk of the remaining costs related to headcount reductions totaling 48 positions located in Japan, Mexico, Philippines, Switzerland and Australia, with the reduction in Japan being the most significant as a result of the consolidation of distribution facilities of the Company’s two Japanese operating entities.

In 2006, re-engineering and impairment charges of $0.6 million for the quarter and $2.7 million year-to-date were primarily related to severance costs to reduce headcount in the Company’s Canada, Belgium, Argentina and Philippines operations along with $0.3 million of the second quarter charges related to asset impairment in the Philippines manufacturing operations. A majority of the reductions were in the Philippines and were the result of the Company’s decision to stop manufacturing there as well as the elimination of administrative positions.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of June 30, 2007 and December 30, 2006, were as follows (in millions):

	June 30, 2007	December 30, 2006
Beginning of the year balance	$0.6	$1.7
Provision	3.6	7.6
Cash expenditures:
Severance	(1.2)	(8.6)
Other	(0.1)	(0.1)
Non-cash impairments	(0.6)	—

End of period balance	$2.3	$0.6

Of the total accrual at June 30, 2007, $0.9 million related to lease payments, net of expected sub-lease income, remaining due on the BeautiControl North America manufacturing facility vacated. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several other markets by the end of 2007.

Note 8: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. The Company’s reportable segments are as follows:

Europe Asia Pacific Tupperware (TW) North America	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.

Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in North America and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brands Nutrimetics® and Fuller®, respectively. Both kitchen and beauty products in South America under the brand names Fuller®, Nuvo Cosmeticos® and Tupperware®.

The Company reorganized its reporting segments as a result of changes in the Company’s management structure which was effective at the beginning of the 2007 fiscal year.

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

Worldwide sales of beauty and personal care products totaled $180.8 million and $169.1 million for the second quarter of 2007 and 2006, respectively, and $341.1 million and $328.6 million for the year-to-date periods ended June 30, 2007 and July 1, 2006, respectively.

(in millions)	13 Weeks Ended June 30, 2007	13 Weeks Ended July 1, 2006	26 Weeks Ended June 30, 2007	26 Weeks Ended July 1, 2006
Net sales:
Europe	$162.1	$150.0	$340.5	$318.8
Asia Pacific	69.4	59.7	126.0	106.7
TW North America	81.5	68.0	144.1	124.7
Beauty North America	122.1	110.1	226.3	211.7
Beauty Other	57.8	50.8	112.9	100.4

Total net sales	$492.9	$438.6	$949.8	$862.3

Segment profit (loss):
Europe (a)	$24.8	$23.7	$53.6	$53.5
Asia Pacific (a)	11.6	8.9	17.6	12.4
TW North America	8.3	3.6	9.5	1.6
Beauty North America (a)	20.1	18.5	34.0	33.0
Beauty Other (a)	(3.4)	(2.5)	(7.1)	(6.8)

Total segment profit	61.4	52.2	107.6	93.7

Unallocated expenses	(8.9)	(7.7)	(17.9)	(15.4)
Other income (b)	2.1	—	4.6	—
Re-engineering and impairment charges (c)	(0.8)	(0.6)	(3.6)	(2.7)
Interest expense, net	(10.0)	(12.3)	(20.7)	(23.2)

Income before income taxes	$43.8	$31.6	$70.0	$52.4

	June 30, 2007	December 30, 2006
Identifiable Assets:
Europe	$356.4	$329.9
Asia Pacific	177.8	173.2
TW North America	184.3	198.5
Beauty North America	463.7	460.3
Beauty Other	312.9	291.5
Corporate	260.4	258.7

Total Identifiable Assets	$1,755.5	$1,712.1

(a) Charges for amortization of definite-lived intangible assets by segment were as follows (in million):

	13 Weeks Ended June 30, 2007	13 Weeks Ended July 1, 2006	26 Weeks Ended June 30, 2007	26 Weeks Ended July 1, 2006
Europe	$0.2	$0.5	$0.5	$1.0
Asia Pacific	0.6	1.0	1.1	2.0
Beauty North America	1.5	2.7	3.0	5.5
Beauty Other	1.1	1.9	2.1	3.7

Total	$3.4	$6.1	$6.7	$12.2

(b)	Reflects gain on sale of excess land in Australia during the second quarter of 2007. The year-to-date balance also includes a final insurance claim settlement related to a fire at a former manufacturing facility.
(c)	See Note 7 to the consolidated financial statements for a discussion of the re-engineering and impairment charges.

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

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. The put options expire on various dates throughout 2007 and have a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling $0.5 million. Although the Company considers these put options to be a hedge of its exposure to changes in the value of the euro, they do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Accordingly, the value of the options are being marked to market at the end of each quarter of 2007, with the change in value recorded as a component of other income or expense, as applicable. The maximum net expense that will be recognized is the $0.5 million premium already paid. In the second quarter and year-to-date periods ended June 30, 2007 $0.2 million and $0.5 million of expense was recorded based on the change in the market value of the options. In the first half of 2007, options to sell euro and buy approximately $13.6 million expired unexercised, of which $8.8 million expired in the second quarter.

During the first quarter of 2007, the Company entered into agreements to hedge a portion of its Japanese yen net equity and euro net equity through a series of new forward contracts. At initiation, the Company sold Japanese yen and bought $50.0 million and sold euro buying forward $300 million. These equity hedges also effectively converted portions of the Company’s U.S. dollar debt obligations to Japanese yen and euro where operating cash flow is generated. The initial forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company is exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. It is currently expected that the Company will enter into new contracts as the existing contracts reach maturity and over time, receipts or payments under the hedges are expected to be offset by changes in the value of operating cash flows generated in Japanese yen and in euro. In July 2007, the Company’s Japanese yen position was reduced by $16.6 million.

The Company’s credit agreement requires it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least 3 years in the future. Beginning in December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The swap agreements called for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.81 percent. The swap agreements combined with a contractual 150 basis point spread gave the Company an all-in effective rate of 6.3 percent on these borrowings. The swap agreements were scheduled to expire in 2009 through 2012. In order to maintain compliance with the three-year requirement, in the second quarter, the Company terminated three swaps totaling a notional value of $175 million and purchased three new swaps with the same notional value that will expire in 2012. Following this action, all of the swaps expire in 2011 and 2012. A gain of $0.5 million was realized on the terminations and will be amortized as a reduction of interest expense over the remaining life of the term debt. The new agreements carry fixed rates of between 4.94 and 5.06 percent and result in a weighted average fixed rate of 4.90 percent for the full $375 million. Including the 150 basis point spread, the new all inclusive rate is 6.4 percent. These agreements have been designated as cash flow hedges with interest payments designed to match the interest payments under the term loans due in 2012. The impact of these agreements is recorded in interest expense.

The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the second quarter and year-to-date periods ended June 30, 2007 and July 1, 2006 were immaterial.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matured on January 24, 2007. The Company paid a fixed rate payment of 0.63 percent semi annually and received a Japanese yen floating rate based on the LIBOR rate. This agreement converted the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believed that this agreement provided a valuable economic hedge against rising interest rates in Japan, it did not qualify for hedge accounting treatment under SFAS 133. Accordingly, changes in the market value of the swap were recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement were reduced to zero. The cumulative loss that existed at the end of 2006 that was fully recognized as a reduction of interest expense in the first quarter of 2007 was immaterial. As of July 1, 2006, the cumulative loss was approximately $0.2 million and the impact to net interest expense for the second quarter and year-to-date periods ended July 1, 2006 was also immaterial.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. Consequently, the balance at the end of each reporting period in other accumulated comprehensive loss will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. The changes in the balance in other accumulated comprehensive loss resulting from cash flow hedges were net gains of $0.3 million and $2.9 million for the year-to-date periods ended June 30, 2007 and July 1, 2006, respectively (see Note 6 to the consolidated financial statements). The ineffective portion in other expense was immaterial.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the second quarter of 2007 and 2006, the Company recorded, in comprehensive income, net losses associated with these hedges of $2.2 million and $8.5 million, respectively, and net losses of $6.7 million and $11.1 million in the first half of 2007 and 2006, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

While the Company’s hedges of its equity in its foreign subsidiaries, its cash flow hedges, and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of June 30, 2007 were to sell euro, $232.3 million; Swiss francs, $56.2 million and Japanese yen, $65.9 million and to buy Mexican pesos, $31.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing at the end of the second quarter 2007, the Company was in a net payable position of approximately $0.9 million related to its currency hedges. When including the impact of the forward points in this analysis, the Company was in a net receivable position of approximately $1.0 million from the total portfolio of forward contracts.

Note 10: Debt

At June 30, 2007, the Company had $319.0 million of unused lines of credit, including $186.7 million under the committed, secured $200.0 million revolving line of credit and $132.3 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. The agreement contains covenants customary for similarly rated companies when the agreement was executed. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, or make capital investments in its business, this is not currently expected to occur.

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

The Company’s fixed charge ratio is required to be in excess of 1.05 through September 29, 2007 at which point the requirement rises to 1.20 and then increases annually after the end of each fiscal third quarter until it reaches 1.50 after the end of the third quarter of 2010. The leverage ratio must be below 3.50 through the third quarter of 2007. Beginning with the fourth quarter of 2007 the required ratio declines to 3.25 through the third quarter of 2008 and to 2.75 and 2.50 in the fourth quarters of 2009 and 2010, respectively, and remains at 2.50 for the remaining term of the credit agreement. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios for the 12 months ended June 30, 2007 were 1.41 and 2.73, respectively.

The adjusted net worth requirement was $387.0 million as of June 30, 2007. The requirement increases quarterly by 50 percent of the Company’s consolidated net income. There is no adjustment for losses. The Company’s adjusted consolidated net worth at the end of the 2007 second quarter was $448.4 million.

Adjusted net worth (in millions)	As June 30, 2007
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005	74.6
Plus increases from equity issuances, etc.	44.0

Adjusted net worth required:	$387.0

Company’s adjusted net worth:
Total shareholders’ equity as of June 30, 2007	$480.0
Less increases resulting from foreign currency translation adjustments since year end 2005	70.7
Less increases resulting from cash flow hedges	0.9
Plus reduction resulting from net equity hedges	28.0
Plus reduction resulting from adoption of SFAS 158	9.8
Plus reduction resulting from adoption of FIN 48	2.2

Adjusted net worth:	$448.4

12 months ended June 30, 2007
Adjusted covenant earnings:
Net income	$108.1
Add:
Depreciation and amortization	66.2
Gross interest expense	50.0
Provision for income taxes	13.3
Pretax non-cash re-engineering and impairment charges	0.9
Other	7.2
Deduct:
Gain on land sales	11.2
Insurance settlements	6.9

Total adjusted covenant earnings	227.6

Gross interest expense	50.0
Less amortization of debt costs	3.1

Equals cash interest	46.9

Capital expenditures	46.4
Less amount excluded per agreement	8.5

Equals adjusted capital expenditures	37.9

Fixed charge coverage ratio:
Adjusted covenant earnings	227.6
Less:
Adjusted capital expenditures	37.9
Cash taxes paid	46.1

Subtotal	84.0

Divided by sum of:
Scheduled debt payments	1.1
Dividend payments	53.4
Cash interest	46.9

Subtotal	101.4

Fixed charge coverage ratio	1.41

Consolidated total debt	622.4
Divided by adjusted covenant earnings	227.6
Leverage ratio	2.73

Note 11: Retirement Benefit Plans

Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 30, 2007 and July 1, 2006 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$2.1	$1.4	$—	$0.2	$4.1	$2.9	$—	$0.5
Interest cost	2.3	1.6	0.7	1.0	4.6	3.3	1.3	1.9
Expected return on plan assets	(1.6)	(0.3)	—	—	(3.1)	(0.5)	—	—
Net amortization and (deferral)	0.5	(0.2)	—	0.4	1.0	(0.5)	0.1	0.7

Net periodic benefit cost	$3.3	$2.5	$0.7	$1.6	$6.6	$5.2	$1.4	$3.1

During the first half of 2007, approximately $1.0 million was reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. The amount is included on the net amortization line of the table above.

Note 12: Product Warranty

Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 13: Income Taxes

Effective with the beginning of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing that a more likely than not threshold be met before a tax position is recognized in the financial statements. It further provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, a charge of $2.2 million to increase reserves for uncertain tax positions was recognized with a corresponding decrease in the 2007 opening retained earnings balance.

In May 2007, FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. FSP FIN 48-1 is effective upon the initial adoption of FIN 48 and therefore was adopted by the Company in the beginning of fiscal 2007. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $8.3 million and $7.6 million as of June 30, 2007 and the beginning of fiscal 2007, respectively. Interest and penalties included in the provision for income taxes totaled $0.4 million and $0.7 million for the quarter and year-to-date periods ended June 30, 2007, respectively.

As of June 30, 2007 and the beginning of fiscal 2007, the Company’s gross unrecognized tax benefit was $40.0 million and $37.9 million, respectively. The entire amount of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company operates globally and it or one or more of its subsidiaries files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, France (2004), Australia and Italy (2002), Mexico (2001), South Korea (2000), Japan (1999), Germany (1998), and India (1997), with limited exceptions.

Based on the number of periods currently under examination, the Company would expect some of the audits to conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of June 30, 2007. Further, it is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the passage of statutes of limitations in various jurisdictions. However, the Company is not currently able to estimate any impact of such an event.

The effective tax rate for the second quarter of 2007 was 19.0%, a decrease compared with the 2006 second quarter rate of 20.3%. The decline in the effective tax rate was due primarily to a shift in the mix of taxable income, as well as tax planning activities related to the repatriation of certain foreign cash balances partially offset by deferred tax adjustments resulting from changes in state and foreign tax laws. There was a slight decrease in the year-to-date effective tax rate with 21.3% for 2007 compared with 21.4% in 2006. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 14: Non-Cash Activities

In the first half of 2007, the Company acquired $9.0 million of property, plant and equipment via a capital lease arrangement. Additionally, during the first half of 2007 and 2006, employees of the Company settled outstanding loans by returning Company stock worth $0.7 million and $0.3 million, respectively, that was acquired with the proceeds of those loans.

Note 15: New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS 159 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157) which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable, as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007, or the Company’s 2008 fiscal year. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is still evaluating the implications of this standard, but does not currently expect it to have a significant impact.

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (EITF 06-11). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-11 to have a material impact on its financial position, results of operations or cash flow.

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for goods and services that will be used in future research and development activities to be deferred and capitalized until the related service is performed or goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 with earlier adoption not permitted. The Company does not expect the adoption of EITF 07-3 to have a material impact on its financial position, results of operations or cash flow.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 26 weeks ended June 30, 2007 compared with the 13 and 26 weeks ended July 1, 2006 and changes in financial condition during the 26 weeks ended June 30, 2007.

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

As discussed in Note 8 to the consolidated financial statements, effective with the appointment of Simon Hemus as the Company’s Chief Operating Officer, a new position effective as of the beginning of 2007, the Company has reconfigured its beauty segments. It is now reporting its Fuller Cosmetics business in Mexico and BeautiControl North America business as Beauty North America. Fuller Mexico was previously included in the International Beauty reporting segment and BeautiControl North America was previously a separate reportable segment. The remaining businesses previously reported as International Beauty are now reported as the Beauty Other segment. Historical data has been reclassified to reflect this change.

Overview

	13 weeks ended June 30, 2007	13 weeks ended July 1, 2006	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Net sales	$492.9	$438.6	12%		8%	$16.6
Gross margin	66.0%	65.3%	0.7	pp	na	na
DS&A as a percent of sales	55.2%	55.2%	—		na	na
Operating income	$54.4	$43.6	25%		18%	$2.9
Net income	$35.5	$25.2	41%		29%	$2.3
Net income per diluted share	$0.56	$0.41	37%		26%	$0.04

	26 weeks ended June 30, 2007	26 weeks ended July 1, 2006	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Net sales	$949.8	$862.3	10%		7%	$27.2
Gross margin	65.4%	65.1%	0.3	pp	na	na
DS&A as a percent of sales	55.8%	56.0%	(0.2	)pp	na	na
Operating income	$92.2	$75.8	22%		15%	$4.8
Net income	$55.1	$41.2	34%		23%	$3.7
Net income per diluted share	$0.88	$0.67	31%		20%	$0.06

Local currency net sales increased 8 percent for the quarter compared with the same period in 2006. The increase in sales was a result of double digit increases in both Asia Pacific and Tupperware North America, as well as a strong increase in Beauty North America and a modest sales increase in Beauty Other. Sales in Europe also showed a modest increase for the quarter, despite a decrease in Germany, which is the Company’s largest business in this segment. Operating and net income also showed significant growth during the second quarter compared with 2006, primarily due to improvement in Asia Pacific, Tupperware North America and Beauty North America. Contributing to the increase for the second quarter was a $2.1 million gain from the sale of excess land in Australia and a decline in interest expense of $3.7 million versus last year.

Year-to-date local currency net sales increased 7 percent compared with the same period in 2006. The fluctuations were largely in line with those of the quarter. Operating and net income also showed substantial growth for the year-to-date period compared with prior year due to improvements in Asia Pacific, Tupperware North America and Beauty North America segments, consistent with the results for the quarter. In addition to the second quarter gain on the sale of land, the year-to-date results were impacted by a $2.5 million gain for an insurance settlement related to a 2006 fire at the Company’s former manufacturing facility in Halls, Tennessee.

The Company’s balance sheet remained strong, showing only a small decrease in working capital as compared with the end of 2006, even after the impact of making $68.2 million of debt payments on the Company’s outstanding term loans in the first half of 2007. As a result, the Company closed the first half of 2007 with a debt to total capital ratio of about 56 percent compared with 63 percent at the end of 2006 and 68 percent at the end of 2006’s second quarter. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities was also favorable as compared with the first half of 2006, with an increase of $13.2 million primarily reflecting higher net income in 2007.

Net Sales

All segments contributed to the increase in sales during the second quarter, led by double digit increases in Asia Pacific and Tupperware North America. Asia Pacific increased significantly over last year with nearly every market contributing to the overall increase in sales. A significant increase in Tupperware North America was led by the United States business, which recorded its fourth consecutive quarter of higher sales resulting from a higher active sales force for the first time since 2002. Mexico was also a factor in the growth in sales for this segment with a significant increase over last year due to higher business-to-business sales as well as a strong increase in the core business. Beauty North America’s sales increased 9 percent compared with last year, primarily driven by Fuller Mexico. Beauty Other also reported a modest improvement in sales for the quarter, as increases in all of the Company’s Central and South American businesses more than offset lower sales in most of the Company’s smaller beauty businesses. Sales in Europe also showed improvement in the second quarter.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with Asia Pacific and Tupperware North America contributing strong growth for the first half of 2007 and increases in both beauty segments.

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

Re-engineering costs for the second quarter and first half of 2007 totaled $0.8 million and $3.6 million, respectively. The Company’s re-engineering costs in the first half of the year were primarily for moving the Company’s BeautiControl North America manufacturing facility in Texas. This move was completed in the first quarter of 2007, and was undertaken to support expected growth in the business, as well as to allow for a more efficient consolidation of manufacturing and distribution activities in the future. The remaining costs related to headcount reductions totaling 48 positions located in Japan, Mexico, the Philippines, Switzerland and Australia, with Japan accounting for the majority of the costs resulting from the consolidation of the distribution facilities in that area.

In the second half of 2007, the Company expects to incur between $6 to $7 million of costs related to small scale headcount reductions in sales and manufacturing operations.

Gross Margin

Gross margins as a percentage of sales was 66.0 percent in the second quarter of 2007, compared with 65.3 percent in the same period of 2006. The slight improvement was primarily due to a favorable mix of products sold by Tupperware North America, as well as improved capacity utilization from higher sales volume. Also contributing to the increase in margins for the quarter was Europe, with a favorable mix of products, and Beauty Other due to improved cost management in South America. The increase in these markets was partly offset by a slight decline in the Beauty North America business resulting from an unfavorable mix of products due to a higher proportion of sales made to support the sales force, as well as some promotional pricing to reduce inventory levels. The Asia Pacific segment was up slightly for the quarter.

For the year-to-date period, gross margins as a percentage of sales were 65.4 percent in 2007 compared with 65.1 percent in 2006. The slight increase was driven by improvements in Tupperware North America and the Beauty Other segment, offset by a decline in Beauty North America. The year-to-date fluctuations largely followed the same pattern as those of the quarter. The Asia Pacific and Europe segments were about flat for the year-to-date period.

As discussed in Note 2 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) as a percentage of sales was approximately 55.2 percent for the second quarter of both 2007 and 2006. In the 2007 second quarter, the Company recognized less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of acquired independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $3.4 million in the second quarter of 2007 as compared with $6.1 million in the same period of 2006. For the full year of 2007, the amortization is expected to be approximately $13.3 million versus approximately $24 million in 2006. This decline was offset by higher unallocated costs in 2007 resulting from an increase in incentive program accruals due to the Company’s favorable financial results. Also offsetting a portion of the lower amortization were higher promotional expenses, a higher provision for doubtful accounts and an accrual for non-income taxes recorded in the second quarter resulting from an audit in Europe.

For the year-to-date period, DS&A as a percentage of sales was approximately 55.8 percent for 2007 compared with 56.0 percent for the same period in 2006. The decrease was primarily related to $5.5 million less in amortization expense as previously discussed in the quarter results. In addition to the items noted above affecting the second quarter, unallocated costs in the first half of 2007 were also negatively affected by the valuation of put options that the Company acquired early in the first quarter of 2007 to protect a portion of the Company’s expected European cash flows. As more fully discussed in the Market Risk section, these options had a total notional value of 34.1 million euro and expire at various points during the year. Approximately $0.5 million was expensed in the first half of 2007 based on the change in the market value of the options. Also contributing to the higher unallocated expense was the cost related to the new office of Chief Operating Officer.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was lower in the second quarter and year-to-date periods of 2007 as compared with the same period in 2006. This reduction reflected a lower average debt level during 2007, partially offset by lower interest income. Additionally, as more fully discussed in the Market Risk section, in the latter part of the first quarter, the Company entered into euro net equity hedges for the equivalent of $300 million expiring at various points of 2007 and 2008 and a smaller amount of similar contracts denominated in Japanese yen expiring in 2008. In addition to hedging the Company’s equity exposure to the euro and Japanese yen falling in value versus the U.S. dollar, these contracts also synthetically convert this amount of the Company’s outstanding term debt from U.S. dollars to the euro and Japanese yen where the Company generates cash flows. As a result of relative interest rates among Europe, Japan and the United States, these contracts reduced interest expense by about $1.5 million in the second quarter and $2.0 million year-to-date.

The lower interest income reflected the absence of income earned on funds placed in escrow to discharge $100 million of notes that were due in October 2006 as part of financing the acquisition of Sara Lee Corporation’s direct selling businesses. Since the notes were paid off from the escrowed funds at the due date, the escrow account was closed and no further interest income has been earned. For the full year, the Company expects net interest expense of about $40 million.

Tax Rate

The effective tax rate for the second quarter of 2007 was 19.0%, a decrease compared with the 2006 second quarter rate of 20.3%. The decline in the effective tax rate was due primarily to a shift in the mix of taxable income, as well as tax planning activities related to the repatriation of certain foreign cash balances, partially offset by deferred tax adjustments resulting from changes in state and foreign tax laws. There was a slight decrease in the year-to-date effective tax rate with 21.3% for 2007 compared with 21.4% in 2006. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

An effective tax rate in the low 20 percent range is expected for the full year. As discussed in Note 13 to the consolidated financial statements, the requirements of FIN 48 and FSP FIN 48-1, which the Company implemented at the beginning of 2007, has clarified guidance surrounding the recognition and derecognition of uncertain tax positions, including the timing and effective settlement of those adjustments. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact this may have on any individual quarter.

Net Income

The substantial increase in net income for the quarter was largely due to strong performance in the Company’s reporting segments of Asia Pacific and Tupperware North America and modest improvement in Beauty North America. Tupperware North America showed significant improvement in profit over last year resulting from strong sales volume and higher margins on a more favorable mix of products and improved capacity utilization from the increase in sales volume. Segment profit in Asia Pacific increased due to an increase in sales volume and lower amortization expense of definite-lived assets previously discussed. Lower amortization expense also contributed to the improved profit in the Beauty North America segment. The second quarter results in Europe were also positively impacted by foreign exchange changes, primarily due to a stronger euro. In addition to the operating results of the Company’s segments, the second quarter results were also affected by a $2.1 million gain recognized on the sale of excess land in Australia and lower interest expense offset by lower interest income compared with 2006 as previously discussed.

Similar to the quarter, the increase in net income for the year-to-date period was the result of strong performance in Asia Pacific and Tupperware North America as well as a slight increase in Beauty North America, offset by a decline in the Beauty Other segment. The fluctuations are largely in line with those noted for the quarter. The year-to-date results in Europe were relatively flat between periods due to lower sales and higher operating costs in Germany offset by a favorable foreign exchange impact due to a stronger euro. Also contributing to the increase in net income for the year-to-date period was the $2.1 million gain recognized from the land sale previously noted, a $2.5 million gain on the settlement of an insurance claim related to the Company’s former manufacturing facility in Halls, Tennessee and lower interest expense offset by lower interest income compared with 2006.

International operations in the second quarter generated 84 percent and 83 percent of sales in 2007 and 2006, respectively, and nearly all of the net segment profit in each period. For the year-to-date periods, international operations generated 84 percent of sales and nearly all of the net segment profit in both the 2007 and 2006 periods.

The Company generated 37 percent of its second quarter 2007 sales from the sales of beauty products as compared with 39 percent in the second quarter of 2006. For the year-to-date period of 2007, the Company generated 36 percent of sales from beauty products compared with 38 percent for the same period of 2006.

Segment Results

As previously discussed and more fully described in Note 8 to the consolidated financial statements, the Company changed the composition of its reportable segments beginning in 2007. Historical data has been reclassified to reflect this change.

Europe

					Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change		exchange	impact	2007	2006
Second Qtr
Net sales	$162.1	$150.0	8%		2%	$8.2	33	34
Segment profit	24.8	23.7	5%		(1)%	1.2	40	45
Segment profit as a percentage of sales	15.3%	15.8%	(0.5	)pp	na	na	na	na

Year-to-Date
Net sales	$340.5	$318.8	7%		1%	$19.1	36	37
Segment profit	53.6	53.5	—		(6)%	3.2	50	57
Segment profit as a percentage of sales	15.7%	16.8%	(1.1	)pp	na	na	na	na

Local currency sales increased 2 percent in the second quarter due primarily to continued success in the key emerging markets of Russia, Turkey and Poland. As a group, these emerging markets grew 35 percent and contributed approximately 15 percent of the segment’s sales. Russia is the largest of these markets and showed a significant increase in sales during the quarter, resulting from a continued growth in its total and active sales force. The segment further benefited from strong performance in Tupperware South Africa due primarily to an increase in its total and active sales force. Russia’s increase came largely from geographic expansion and Tupperware South Africa benefited from an additional independent management level to provide emphasis on recruiting and training sale force members.

These increases in local currency sales were offset by a decline in Germany, the segment’s largest business. This reduction was primarily related to a lower total and active sales force and less business-to-business sales compared with last year. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangement will be integrated with the core party-plan channel. Consequently, activity in one period may not be indicative of future periods. For the entire segment, local currency business-to-business sales were $4.6 million lower in the second quarter of 2007 compared with 2006 and by $4.8 million for the year-to-date period. Although Germany’s sales force remained down year-over-year, recruiting during the quarter, along with fewer exiting sales force members, resulted in an improvement of 8 percentage points in the total sales force decrement compared with the end of the first quarter 2007. In an effort to increase the sales force size, similar to South Africa, an additional management level was added to the independent sales force structure in the fourth quarter of 2006.

The lower segment profit in the second quarter was mainly due to lower sales and higher operating costs in Germany, although Germany continues to achieve an above average return on sales. The German decline was offset by improved profit in Russia and South Africa resulting from higher margins due to better pricing combined with a decrease in distribution costs.

The year-to-date sales and segment profit variances largely mirrored those of the quarter. Sales for the quarter and year-to-date periods in 2007 were also positively impacted by a stronger euro.

Asia Pacific

				Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change	exchange	impact	2007	2006
Second Qtr
Net sales	$69.4	$59.7	16%	13%	$1.6	14	14
Segment profit	11.6	8.9	31%	23%	0.6	19	17
Segment profit as a percentage of sales	16.7%	14.9%	1.8pp	na	na	na	na

Year-to-Date
Net sales	$126.0	$106.7	18%	15%	$2.8	13	12
Segment profit	17.6	12.4	42%	32%	0.9	16	13
Segment profit as a percentage of sales	14.0%	11.6%	2.4pp	na	na	na	na

Asia Pacific had a very strong quarter with every business showing increased sales performance with the exception of Malaysia/Singapore and the NaturCare business in Japan, which had a slight decrease compared with last year. The three emerging markets in the segment, China, Indonesia and India, had a combined sales increase of 29 percent for the quarter and contributed 26 percent of the segment’s sales. China, the largest of these markets, improved with an increase in both the number of outlets in operation, which reached 2,456 at the end of the second quarter, and outlet productivity. Total outlets in China are expected to more than double by 2012, although recent outlet closures have exceeded expectations. Indonesia also contributed significant growth in sales in the second quarter resulting from a higher and more productive sales force as well as the timing of certain incentive programs. Also contributing to the strong performance were the established markets of Japan and Australia. The improvement in Japan, which was about 15 percent, was due to strong recruiting and improved sales force productivity from improved product offerings, though at a lower average margin, and sales force incentives. Australia benefited from a larger active sales force that was also supported by the implementation of the team leader strategy mentioned earlier related to Germany and South Africa. The decline in sales for Malaysia/Singapore was due primarily to beginning the implementation of a multi-tier sales force compensation program in the second quarter which slowed productivity. Over half of the sales force was converted in the second quarter with the remaining sales force to be converted in third quarter. The structure is similar to that previously implemented in the Tupperware United States business. On a long-term basis, this compensation program will offer an enhanced sales force earning opportunity and is expected to help secure future growth.

The increase in segment profit was a result of improved sales volume, as well as lower amortization of acquired definite-lived intangible assets, administrative and distribution expenses resulting in the improved segment profit as a percent of sales.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

Tupperware North America

				Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change	exchange	impact	2007	2006
Second Qtr
Net sales	$81.5	$68.0	20%	18%	$0.9	16	15
Segment profit	8.3	3.6	—	—	0.1	14	7
Segment profit as a percentage of sales	10.2%	5.3%	4.9pp	na	na	na	na

Year-to-Date
Net sales	$144.1	124.7	16%	16%	$(0.1)	15	14
Segment profit	9.5	1.6	—	—	0.1	9	2
Segment profit as a percentage of sales	6.6%	1.3%	5.3pp	na	na	na	na

All markets in the segment had increased sales during the second quarter compared with last year. The strongest performance in the segment was from the Tupperware United States business with a strong increase in sales resulting from a higher active sales force for the first time since 2002, in addition to strong recruiting results. With the increase in recruiting and better retention, total sales force in the United States continued to improve with significant sequential improvement in the second quarter with a slight year-over-year decrement remaining. Overall, the Company believes that this improvement is directly related to the impact of the change to a multi-tier compensation structure that was completed in April of 2005 as well as a strategy for expanded and enhanced sales force training. The segment also benefited from a $3.1 million increase in business-to-business sales in Mexico. Excluding the impact of the business-to-business sales, the Tupperware Mexico business had a strong increase in sales compared with the 2006 second quarter resulting from a slight increase in the active sales force and strong improvements in recruiting.

The increase in second quarter profit was primarily due to higher sales volume and an improved gross margin percentage as well as lower operating expenses from more efficient distribution versus last year. The increased gross margin for the segment was the result of a more favorable mix of products, as well as improved capacity utilization from the increase in sales volume. Also contributing was the consolidation of the bulk of Canadian administrative activities with the United States and business-to-business sales in Mexico.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

Beauty North America

					Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change		exchange	impact	2007	2006
Second Qtr
Net sales	$122.1	$110.1	11%		9%	$2.2	25	25
Segment profit	20.1	18.5	9%		6%	0.6	33	35
Segment profit as a percentage of sales	16.5%	16.8%	(0.3	)pp	na	na	na	na

Year-to-Date
Net sales	$226.3	211.7	7%		7%	$(0.8)	24	25
Segment profit	34.0	33.0	3%		3%	(0.1)	32	35
Segment profit as a percentage of sales	15.0%	15.6%	(0.6	)pp	na	na	na	na

Net sales on a local currency basis increased 9 percent in the second quarter compared with last year, resulting from improvement in Fuller Mexico. Fuller Mexico had a good increase compared with last year resulting from strong growth in both its total and active sales forces as well as an increase in average orders due to successful promotions. Contributing to the improvement in total and active sales forces was strong recruiting and improved retention resulting in higher sales volume.

The modest increase in local currency profit was primarily due to the benefit of lower amortization of definite-lived intangible assets acquired of $1.2 million. Strong improvement in BeautiControl North America also contributed to the overall increase in segment profit resulting from lower distribution and promotion expenses, partially offset by promotional pricing in an effort to reduce inventory levels. Additionally, the Fuller Mexico business was negatively impacted by the timing of promotional and incentive costs offsetting the higher sales volume.

For the year-to-date period, sales increased 7 percent compared with the prior year, largely due to the same items as those noted of the quarter. Segment profit increased 3 percent due to lower amortization of definite-lived intangibles of $2.5 million. Factors mentioned above related to the second quarter were also applicable to the year-to-date period.

Beauty Other

				Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change	exchange	impact	2007	2006
Second Qtr
Net sales	$57.8	$50.8	14%	6%	$3.7	12	12
Segment loss	(3.4)	(2.5)	39%	35%	(0.1)	na	na
Segment loss as a percentage of sales	na	na	na	na	na	na	na

Year-to-Date
Net sales	$112.9	$100.4	12%	6%	$6.2	12	12
Segment loss	(7.1)	(6.8)	4%	2%	(0.1)	na	na
Segment loss as a percentage of sales	na	na	na	na	na	na	na

Net local currency sales for the segment increased 6 percent for both the quarter and year-to-date periods resulting from a strong performance in the Central and South America businesses primarily reflecting a higher active sales force in both periods. This was offset by lower sales levels in the Philippines and the Nutrimetics businesses resulting from smaller sales forces. Strategies have been implemented to drive sales force growth in these businesses with limited improvement in the sales force metrics to date.

The higher segment losses for the quarter and year-to-date periods were primarily the result of higher program and recruiting costs in the Philippines, an increase in promotional expenses in France and higher distribution cost in Australia. Also contributing to the decline in profit for the segment was a $0.8 million of non-income tax costs recorded in the second quarter resulting from a government audit. This was offset by lower amortization of definite-lived intangible assets acquired and improved sales volume in the Central and South America businesses.

In addition, changes in foreign exchange rates favorably impacted sales for the second quarter and year-to-date periods of 2007, primarily due to a stronger Australian dollar and Philippine peso.

Financial Condition

Liquidity and Capital Resources Working capital decreased slightly in the second quarter from the end of 2006 to approximately $225.9 million. The fluctuation was due to an increase in accrued liabilities compared with the end of 2006 resulting from the timing of certain promotional, incentive and non-income tax accruals in Mexico as well as a decline in cash balances used to partially fund $68.2 million in payments made on the Company’s outstanding term loans. The decline was offset by higher accounts receivable and inventory balances due primarily to higher sales volume during the first half of 2007 as well as higher inventory balances in BeautiControl North America. Inventory at BeautiControl North America increased from production and procurement for promotional programs as well as to manage the transition to a new manufacturing facility at the end of February.

As of June 30, 2007, the Company had $186.7 million available under its $200 million revolving facility. The Company’s credit agreement contains reasonable and customary covenants that are outlined in Note 10 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay its current dividend.

In addition to its committed revolving facility, the Company had approximately $132.3 million available under other uncommitted lines of credit as of June 30, 2007. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. The previously discussed downturn in the Company’s German business has impacted its ability to contribute the same historical level of operating cash flows to the Company. However, this situation has not resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

Included in the cash balance of $85.8 million reported at the end of the second quarter was $13.2 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s consolidated balance sheet. It will apply for authorization in the fourth quarter of 2007 to transfer approximately $5 million of such amount out of the country through a dividend. It has also implemented other strategies in an effort to repatriate additional amounts. The implementation of these strategies could expose the company to less favorable exchange rates which would negatively impact the Company’s consolidated financial statements.

The debt-to-total capital ratio at the end of the second quarter was 56 percent compared with 63 percent at the end of 2006. Total capital is defined as total debt plus shareholders’ equity. The improvement reflects the previously mentioned $68.2 million in payments made on the Company’s term loans during the first half of 2007, as well as increased shareholders’ equity from net income, stronger foreign currencies versus the U.S. dollar and the exercise of stock options, net of dividends declared.

Operating Activities Net cash provided by operating activities for the first half of 2007 was $63.8 million compared with $50.6 million in the comparable 2006 period. The overall improvement during the first half of 2007 was primarily due to higher net income compared with last year. A significant difference between the periods was a $31.7 million increase in inventory in the first half of 2007 compared with $6.5 million in 2006 resulting from higher production in line with the overall sales growth as well an increased inventory level in BeautiControl North America as previously discussed. This was offset by a $30.4 million increase in accounts payable and accrued liabilities during the first six months of 2007 compared with $4.3 million in 2006 primarily due to the timing of certain promotional, incentive, and non-income tax accruals. Also contributing to the fluctuation in cash flow from operating activities was a lower increase in accounts receivable primarily reflecting the lower sales in Germany.

Investing Activities During the first half of 2007 and 2006, the Company spent $19.2 million and $24.9 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. The decrease in capital spending was largely due to lower expenditures related to site improvements in connection with the program for Land Sales discussed below. Also included in investing activities was $103.5 million of acquisition costs in 2006, including a $79.8 million withholding tax payment made on behalf of Sara Lee Corporation.

The Company also received proceeds related to the sale of certain property, plant and equipment. For the first half of 2007, the proceeds were primarily from the sale of excess land in Australia and an insurance payout related to the Company’s former manufacturing facility in Halls, Tennessee. The 2006 proceeds were primarily from the sale of automobiles in markets where the Company purchases vehicles as incentive awards for some of its sales force members.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). There were no proceeds from this program during the first half of either 2007 or 2006. In July 2007, the Company completed the sale of 4.8 acres of excess land surrounding its headquarters for proceeds of approximately $3.7 million resulting in a gain of $3.3 million, which will be reflected in the third quarter results. Furthermore, the Company expects to close an additional contract for proceeds of approximately $2.6 million and has recently signed an agreement for another $13.5 million in proceeds. This larger transaction, subject to certain closing conditions, is expected to close toward the end of 2007 or in 2008. Cumulative proceeds from Land Sales, which began in 2002, are expected to be up to $125 million by the end of 2009, including $62 million received to date. In addition to the Land Sales, the Company also has a signed agreement, subject to certain closing conditions, to sell a former manufacturing facility in Belgium for approximately $11 million. This agreement is expected to close toward the end of 2007 or in 2008. The Company’s term loan agreement requires it to remit proceeds received from Land Sales, less spending for site improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $26.7 million and $26.6 million in the first half of 2007 and 2006, respectively. Proceeds received from the exercise of stock options were $22.8 million and $4.2 million for the first half of 2007 and 2006, respectively. The increase in stock option proceeds during the first half of 2007 was due primarily to an increase in the Company’s stock price during this period providing incentive for option holders to exercise their outstanding options. The corresponding shares were issued out of the Company’s balance held in treasury. During the first half of 2007, the Company made largely voluntary principal prepayments totaling $68.2 million on its 7-year term loans, which left a balance of $601.0 million on these loans at the end of the second quarter of 2007.

In May 2007, the Company’s Board of Directors approved a share repurchase using up to $150 million over 5 years. The proceeds to be used are from stock option exercises and will offset a portion of the dilution that would otherwise result from these exercises. Repurchases under this authorization will begin in the third quarter of 2007, and will include the use of approximately $20 million of stock option exercise proceeds received in the first half of 2007.

Contractual Obligations

As discussed in Note 13 to the consolidated financial statements, as of June 30, 2007, the Company has unrecognized tax benefits of $40 million. This amount relates to uncertain tax positions the Company has taken on tax returns filed in various tax jurisdictions in which it operates. Should all of these positions ultimately be disallowed by the relevant tax or legal authorities, the Company would be responsible for remitting this amount as well as additional interest and penalties that may accrue in the interim. Currently, the Company is unable to reasonably estimate the timing of any settlement of these uncertain tax positions with the respective taxing authority. There have been no other material changes in the Company’s contractual obligations or commitments since end of year 2006.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates as of June 30, 2007 are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

New Pronouncements

Refer to Notes 13 and 15 to the consolidated financial statements for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s 7-year term loans carry a variable interest rate and in December 2005 and January 2006, the Company entered into swap agreements to fix the rate on $375 million. In April 2007, the Company replaced three of its swaps totaling $175 million that were scheduled to expire in 2009 and 2010 with new agreements of the same amount that are scheduled to expire in 2012. Following this action, the overall fixed rate is approximately 6.4 percent. Approximately 64 percent of the outstanding term loans carry a fixed rate largely via the swap agreements and as the Company reduces the balance of its term loans, it will continue to review its mix of fixed and variable interest rates and may make further adjustments to its mix. Refer to Note 9 to the consolidated financial statements for additional discussion of these agreements. Based on the Company’s current mix of fixed and variable interest rates, a 10 percent variance in short-term interest rates would have impacted second quarter and year-to-date 2007 interest expense by approximately $0.5 million and $1.1 million, respectively.

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options that expire at various points during 2007, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. As discussed in Note 9 to the consolidated financial statements, the maximum full year expense related to these options is $0.5 million. Each quarter, these options are being marked to market and any change in value is recorded in other income or expense as applicable. In the second quarter and year-to-date periods ended June 30, 2007, $0.2 million and $0.5 million of expense was recorded based on the change in the market value of the options.

As discussed in Note 9 to the consolidated financial statements, during the first quarter of 2007, the Company entered into agreements to hedge $50 million worth of its Japanese yen net equity and $300 million worth of its euro net equity through a series of new forward contracts. Along with the equity hedge, these contracts effectively convert this portion of the Company’s U.S. dollar term loans to Japanese yen and euro where it generates operating cash flows. In July 2007, the Company’s Japanese yen position was reduced by $16.6 million. These contracts will also significantly reduce interest expense in the future with an annualized impact close to $5.1 million based on the current spread among interest rates between the United States and Europe and Japan. The forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company will be exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. It is currently expected that the Company will enter into new contracts as existing contracts reach maturity and over time, receipts or payments under the hedges are expected to be offset by changes in the value of operating cash flows generated in yen and in euro.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions at June 30, 2007, were to sell euro, $232.3 million; Swiss francs, $56.2 million and Japanese yen, $65.9 million and to buy Mexican pesos $31.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures, and based on rates existing at the end of the second quarter, the Company was in a net payable position of approximately $0.9 million related to its currency hedges. When including the impact of forward points to this analysis, the Company was in a net receivable position of approximately $1.0 million from the total portfolio of forward contracts.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. However, if the value of the specific currencies referenced above were to change by 10 percent relative to the U.S. dollar, the Company’s net position would be impacted in the high $30 million range. Approximately 50 percent of this impact would be settled in 2007.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware® products and the Company currently estimates that it will utilize $100 to $110 million of resins during 2007. A 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales in the $10 to $11 million dollar range as compared with the prior year. For the first half of 2007, the Company estimates its cost of sales was minimally impacted as compared with the same period in 2006. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales force;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of foreign hedging and risk management strategies;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company, operations or Company representatives by foreign governments;

•	the impact of changes in tax and other laws;

•	the Company’s access to financing; and

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs (b)
4/1/07 – 5/5/07	2,331	$28.12	NA	NA
5/6/07 – 6/2/07	—	—	—	$150,000,000
6/3/07 – 6/30/07	2,151	$28.74	—	$150,000,000

Total	4,482	$28.42	—	$150,000,000

(a)	Represents common stock surrendered to the Company as settlement of $0.1 million in loans owed to the Company for the purchase of the stock as contemplated under its Management Stock Purchase Plan.
(b)	On May 16, 2007, the Board of Directors of the Company authorized the repurchase of up to $150 million of the Company’s common shares over the next five years. The Company intends to repurchase shares using stock option proceeds, which will partially offset dilution related to the options. There were no shares repurchased during the quarter ended June 30, 2007.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)	The 2007 annual meeting of shareholders of the Registrant occurred on May 16, 2007. The matters described under (c) below were voted upon.

(b)	Directors elected at the annual meeting for a three year term expiring 2010:

Rita Bornstein, Ph.D, E.V. Goings, Joyce M. Roché and M. Anne Szostak

Directors continuing to serve after the annual meeting are as follows:

Directors whose term expires in 2008:

Catherine A. Bertini, Clifford J. Grum, Angel R. Martinez and Robert J. Murray

Directors whose term expires in 2009:

Kriss Cloninger III, Joe R. Lee, Bob Marbut, David R. Parker and J. Patrick Spainhour

(c)	Annual Meeting votes:

	For	Against or Withheld	Abstain
(1) To elect the following Directors to three year terms expiring in 2010: Rita Bornstein, Ph.D E.V. Goings Joyce M. Roché M. Anne Szostak	51,157,315 51,275,718 50,523,616 50,889,421	877,823 759,420 1,511,522 1,145,717	— — — —

(2) To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 29, 2007	51,046,330	932,905	55,903

(3) To approve the amendment of the Company’s Restated Certificate of Incorporation to eliminate the plurality voting requirement for uncontested director elections	50,422,828	1,440,438	171,872

(4) To approve the amendment of the Company’s Restated Certificate of Incorporation to reduce certain supermajority voting requirements to a simple majority vote	51,322,114	552,054	160,970

(5) To approve the amendment of the Company’s Restated Certificate of Incorporation to reduce the vote required to approve certain business combinations and to amend the business combination provision	51,330,238	508,162	196,738

Item 6.	Exhibits

(a)	Exhibits

(3.1)	Restated Certificate of Incorporation of the Registrant
(3.2)	Amended and Restated By-laws of the Registrant as amended May 16, 2007
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer
(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Timothy A. Kulhanek
Vice President and Controller

Orlando, Florida

August 2, 2007