Form 10-Q
period 2007-09-29
TUPPERWARE BRANDS CORP
filed 2007-11-07
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 29, 2007

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

As of November 5, 2007, 61,601,696 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	September 29, 2007	September 30, 2006
Net sales	$454.7	$394.9
Cost of products sold	160.9	140.0

Gross margin	293.8	254.9

Delivery, sales and administrative expense	260.9	243.8
Re-engineering and impairment charges	3.0	2.1
Impairment of goodwill and intangible assets	11.3	—
Gains on disposal of assets	5.6	11.0

Operating income	24.2	20.0

Interest income	0.8	2.4
Interest expense	19.8	13.6
Other expense	0.4	0.4

Income before income taxes	4.8	8.4
Benefit from income taxes	2.1	4.7

Net income	$6.9	$13.1

Earnings per share:
Basic	$0.11	$0.22
Diluted	0.11	0.22

Weighted-average shares outstanding:
Basic	61.1	60.2
Diluted	62.9	60.9

Dividends per common share	$0.22	$0.22

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	39 Weeks Ended
(Dollars in millions, except per share amounts)	September 29, 2007	September 30, 2006
Net sales	$1,404.5	$1,257.2
Cost of products sold	489.7	440.6

Gross margin	914.8	816.6

Delivery, sales and administrative expense	790.7	727.0
Re-engineering and impairment charges	6.6	4.8
Impairment of goodwill and intangible assets	11.3	—
Gains on disposal of assets	10.2	11.0

Operating income	116.4	95.8

Interest income	2.8	7.0
Interest expense	42.5	41.4
Other expense	1.9	0.6

Income before income taxes	74.8	60.8
Provision for income taxes	12.8	6.5

Net income	$62.0	$54.3

Earnings per share:
Basic	$1.02	$0.90
Diluted	0.99	0.89

Weighted-average shares outstanding:
Basic	60.9	60.2
Diluted	62.6	61.1

Dividends per common share	$0.66	$0.66

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except per share amounts)	September 29, 2007	December 30, 2006
Assets
Cash and cash equivalents	$65.0	$102.2
Accounts receivable, less allowances of $29.2 million at September 29, 2007 and $22.8 million at December 30, 2006	169.6	144.8
Inventories	289.1	232.7
Deferred income tax benefits, net	59.8	57.9
Non-trade amounts receivable, net	30.1	23.0
Prepaid expenses	27.9	26.0

Total current assets	641.5	586.6

Deferred income tax benefits, net	284.9	243.9
Property, plant and equipment, net	262.1	256.6
Long-term receivables, less allowances of $19.6 million at September 29, 2007 and $17.6 million at December 30, 2006	38.4	41.2
Trademarks and tradenames	199.5	199.0
Other intangible assets, net	31.6	40.7
Goodwill	311.4	312.6
Other assets, net	31.1	31.5

Total assets	$1,800.5	$1,712.1

Liabilities and Shareholders’ Equity
Accounts payable	$123.7	$127.1
Short-term borrowings and current portion of long-term debt	33.7	0.9
Accrued liabilities	282.0	231.3

Total current liabilities	439.4	359.3

Long-term debt	620.0	680.5
Other liabilities	271.8	271.8
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	36.0	26.2
Subscriptions receivable	(2.3)	(3.3)
Retained earnings	621.3	613.9
Treasury stock, 1,002,151 shares at September 29, 2007 and 1,805,803 shares at December 30, 2006, at cost	(29.9)	(46.1)
Accumulated other comprehensive loss	(156.4)	(190.8)

Total shareholders’ equity	469.3	400.5

Total liabilities and shareholders’ equity	$1,800.5	$1,712.1

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In millions)	September 29, 2007	September 30, 2006
Operating Activities:
Net income	$62.0	$54.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.2	56.1
Equity compensation	4.0	4.1
Amortization and write off of deferred debt costs and gains	8.3	2.4
Net gain on disposal of assets	(9.8)	(9.1)
Provision for bad debts	10.6	6.4
Net impact of write down of inventories and change in LIFO reserve	6.8	4.9
Non-cash impact of re-engineering and impairment charges	14.5	—
Net change in deferred income taxes	(9.3)	(10.0)
Excess tax benefit from share-based payment arrangements	(2.8)	—
Changes in assets and liabilities:
Accounts and notes receivable	(24.4)	(26.9)
Inventories	(51.8)	(13.4)
Non-trade amounts receivable	(15.3)	10.3
Prepaid expenses	3.3	(0.4)
Other assets	0.6	(3.6)
Accounts payable and accrued liabilities	27.0	(4.8)
Income taxes payable	(18.8)	(15.4)
Other liabilities	(1.2)	6.8
Net cash impact from hedging activity	(0.8)	(4.7)
Other	0.1	0.4

Net cash provided by operating activities	50.2	57.4

Investing Activities:
Capital expenditures	(31.2)	(35.9)
Purchase of international beauty businesses, net of acquired cash	—	(106.2)
Proceeds from disposal of property, plant and equipment	15.7	15.5

Net cash used in investing activities	(15.5)	(126.6)

Financing Activities:
Dividend payments to shareholders	(40.3)	(40.0)
Proceeds from exercise of stock options	36.7	4.3
Proceeds from payments of subscriptions receivable	0.3	0.4
Payments to acquire treasury stock	(32.0)	—
Net proceeds from issuance of term debt	598.4	—
Repayment of long-term debt	(669.2)	(35.9)
Net change in short-term debt	27.8	15.4
Excess tax benefit from share-based payment arrangements	2.8	—

Net cash used in financing activities	(75.5)	(55.8)

Effect of exchange rate changes on cash and cash equivalents	3.6	(1.1)

Net change in cash and cash equivalents	(37.2)	(126.1)
Cash and cash equivalents at beginning of year	102.2	181.5

Cash and cash equivalents at end of period	$65.0	$55.4

See accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications: Certain prior year amounts have been reclassified in the condensed consolidated financial statements to conform with current year presentation.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are composed of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense (DS&A) totaled $26.7 million and $24.4 million for the third quarter of 2007 and 2006, respectively, and $79.1 million and $74.8 million for the year-to-date periods ended September 29, 2007 and September 30, 2006, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A totaled $81.0 million and $72.1 million for the third quarter of 2007 and 2006, respectively, and $253.8 million and $221.9 million for the year-to-date periods ended September 29, 2007 and September 30, 2006, respectively.

Note 4: Inventories

	September 29, 2007	December 30, 2006
	(in millions)
Finished goods	$194.5	$156.8
Work in process	23.4	17.5
Raw materials and supplies	71.2	58.4

Total inventories	$289.1	$232.7

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
Net income	$6.9	$13.1	$62.0	$54.3

Weighted-average shares of common stock outstanding	61.1	60.2	60.9	60.2
Common equivalent shares:
Assumed exercise of dilutive options and restricted shares	1.8	0.7	1.7	0.9

Weighted-average common and common equivalent shares outstanding	62.9	60.9	62.6	61.1

Basic earnings per share	$0.11	$0.22	$1.02	$0.90

Diluted earnings per share	$0.11	$0.22	$0.99	$0.89

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	—	4.8	0.5	2.7

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
Net income	$6.9	$13.1	$62.0	$54.3
Foreign currency translation adjustments	28.5	28.7	56.7	19.0
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $(0.2) and $(0.5) million for the third quarter 2007 and 2006, respectively, and $1.1 million for the year-to-date period of 2006	(0.9)	(0.9)	(0.6)	2.0
Net equity hedge loss, net of tax benefit of $10.1 and $2.6 million for the third quarter 2007 and 2006, respectively, and $13.9 and $8.8 million for the comparable year-to-date periods	(17.9)	(4.5)	(24.6)	(15.6)
Pension and other post retirement costs, net of tax provision of $0.1 for the third quarter 2007 and $1.5 and $0.2 million for the year-to-date periods of 2007 and 2006, respectively	0.2	—	2.9	0.7

Comprehensive income	$16.8	$36.4	$96.4	$60.4

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity as disclosed in Note 10, Derivative Instruments and Hedging Activities.

Note 7: Re-engineering Costs and Impairment Charges

The Company recorded $3.0 million and $6.6 million in re-engineering and impairment charges during the third quarter and year-to-date period of 2007, respectively. In the first half of 2007, the Company recorded re-engineering and impairment charges of $1.8 million associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth and the ultimate consolidation with distribution. Lease and related costs, which are still due on the former BeautiControl manufacturing facility were also included in the re-engineering charges. In the third quarter of 2007, the Company recorded $2.5 million in impairment charges related to its South Carolina and BeautiControl manufacturing and distribution operations. These impairment charges related to assets that are no longer being utilized and where the value was estimated to be lower than the assets’ carrying value. The bulk of the remaining costs for the quarter and year-to-date periods of 2007 related to headcount reductions totaling 53 positions in Australia, France, Japan, Mexico, the Philippines and Switzerland, with the reduction in Japan being the most significant as a result of the consolidation of distribution facilities of the Company’s two Japanese operating entities.

The 2006 charges of $2.1 million for the quarter and $4.8 million year-to-date were primarily related to severance costs. The 2006 third quarter charges related to 15 positions in the Company’s Europe operations due to the elimination of a layer of management. The remaining charges incurred during the first half of 2006 were primarily for headcount reductions totaling 190 positions in the Company’s Canada, Belgium, France, Argentina and Philippines operations. A majority of the reductions were in the Philippines and were the result of the Company’s decision to stop manufacturing there as well as the elimination of certain administrative positions.

The balances, included in accrued liabilities, related to re-engineering as of September 29, 2007 and December 30, 2006, were as follows (in millions):

	September 29, 2007	December 30, 2006
Beginning of the year balance	$0.6	$1.7
Provision	6.6	7.6
Cash expenditures:
Severance	(1.9)	(8.6)
Other	(0.5)	(0.1)
Non-cash impairments	(3.2)	—

End of period balance	$1.6	$0.6

Of the total accrual at September 29, 2007, $0.8 million related to lease payments, net of expected sub-lease income, remaining due on the vacated BeautiControl North America manufacturing facility. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several other markets by the end of 2007.

Note 8: Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company performs the review for impairment at the reporting unit level as determined at the date of acquisition. The goodwill impairment assessment is completed by determining the fair values of the reporting units compared with their carrying values. The Company’s indefinite-lived asset impairment test involves a comparison of the fair value of the intangible asset and its carrying value. Fair value is determined based on the discounted future cash flows expected to be generated in these reporting units. This evaluation was completed as of the end of the Company’s third quarter for the reporting units and indefinite-lived intangible assets recorded in connection with the acquisition of the direct selling businesses of Sara Lee Corporation in December 2005. Based upon this evaluation, the Company deemed the Nutrimetics reporting unit and tradename to be impaired, resulting in a non-cash impairment charge of $11.3 million recorded in the third quarter of 2007. The remaining $486.2 million of goodwill and intangible asset value associated with the businesses acquired in December 2005 and included on the balance sheet as of September 29, 2007, was determined to be not impaired. The impairment charge recorded reflected the current expectation of future earnings and profits, which were lower than the acquisition date estimates. Since the acquisition, the Company has implemented certain strategies to realize these expectations; however, it has taken longer than originally estimated for the strategies to fully pay off. The Nutrimetics reporting unit and intangible assets are included in the Beauty Other segment.

Note 9: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. The Company’s reportable segments are as follows:

Tupperware: Europe Asia Pacific North America	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.

Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in North America and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brands Nutrimetics® and Fuller®, respectively. Both kitchen and beauty products in South America under the brand names Fuller®, Nuvo Cosmeticos® and Tupperware®.

The Company reorganized its reporting segments as a result of changes in the Company’s management structure which were effective at the beginning of the 2007 fiscal year.

•	There were no changes to the Company’s Europe, Asia Pacific or Tupperware North America segments.

•	The Fuller Mexico business previously included in the International Beauty segment was aggregated with BeautiControl North America to form the Beauty North America reporting segment.

•	The other businesses previously included in the International Beauty segment are now the Beauty Other reporting segment.

Historical data has been reclassified to reflect these changes.

Worldwide sales of beauty and personal care products totaled $175.7 million and $156.7 million for the third quarter of 2007 and 2006, respectively, and $516.8 million and $485.3 million for the year-to-date periods ended September 29, 2007 and September 30, 2006, respectively.

(in millions)	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
Net sales:
Tupperware:
Europe	$138.8	$120.8	$479.3	$439.6
Asia Pacific	74.5	59.0	200.5	165.7
North America	71.6	64.7	215.7	189.4
Beauty:
North America	109.8	100.2	336.1	311.9
Beauty Other	60.0	50.2	172.9	150.6

Total net sales	$454.7	$394.9	$1,404.5	$1,257.2

Segment profit (loss):
Tupperware:
Europe (a)	$10.2	$5.3	$63.8	$58.8
Asia Pacific (a)	13.6	7.4	31.2	19.8
North America	5.0	4.1	14.5	5.7
Beauty:
North America (a)	14.3	8.7	48.3	41.7
Beauty Other (a)	(0.4)	(5.1)	(7.5)	(11.9)

Total segment profit	42.7	20.4	150.3	114.1

Unallocated expenses	(10.2)	(9.7)	(28.1)	(25.1)
Other income (b)	5.6	11.0	10.2	11.0
Re-engineering and impairment charges (c)	(3.0)	(2.1)	(6.6)	(4.8)
Impairment of goodwill and intangible assets (d)	(11.3)	—	(11.3)	—
Interest expense, net (e)	(19.0)	(11.2)	(39.7)	(34.4)

Income before income taxes	$4.8	$8.4	$74.8	$60.8

	September 29, 2007	December 30, 2006
Identifiable Assets:
Tupperware:
Europe	$395.4	$329.9
Asia Pacific	190.1	173.2
North America	182.8	198.5
Beauty:
North America	466.6	460.3
Beauty Other	311.2	291.5
Corporate	254.4	258.7

Total identifiable assets	$1,800.5	$1,712.1

(a)	Charges for amortization of definite-lived intangible assets by segment were as follows (in million):

	13 Weeks Ended September 29, 2007	13 Weeks Ended September 30, 2006	39 Weeks Ended September 29, 2007	39 Weeks Ended September 30, 2006
Tupperware:
Europe	$0.2	$0.5	$0.7	$1.5
Asia Pacific	0.5	1.0	1.6	3.0
Beauty:
North America	1.5	2.8	4.5	8.4
Beauty Other	1.2	2.1	3.3	5.8

Total	$3.4	$6.4	$10.1	$18.7

(b)	Reflects third quarter gains on sales of land held for development near the Company’s Orlando, Florida headquarters. The year-to-date amount also includes a gain on sale of excess land in Australia and a final insurance claim settlement related to a fire at a former manufacturing facility.
(c)	See Note 7 to the consolidated financial statements for a discussion of the re-engineering and impairment charges.
(d)	In the third quarter of 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of the beauty businesses acquired in 2005. As a result of this review, the Nutrimetics goodwill and tradename were deemed to be impaired, resulting in a non-cash impairment charge of $11.3 million.
(e)	In September 2007, the Company entered into a new credit agreement replacing an existing credit facility which resulted in a non-cash write off of deferred debt costs totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain interest rate swaps resulting in a termination payment of $3.5 million.

Note 10: Derivative Instruments and Hedging Activities

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

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. The put options have expired, or will expire on various dates throughout 2007, and have a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling $0.5 million. Although the Company considers these put options to be a hedge of its exposure to changes in the value of the euro, they do not qualify for hedge accounting under Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Accordingly, the value of the options is being marked to market at the end of each quarter of 2007, with the change in value recorded as a component of other income or expense, as applicable. The maximum net expense that will be recognized is the $0.5 million premium already paid. For the year-to-date period ended September 29, 2007, the Company recorded $0.5 million of expense, of which the majority was recorded in the first and second quarters, based on the change in the market value of the options. In the first three quarters of 2007, options to sell euro and buy $19.8 million expired unexercised, of which $6.3 million expired in the third quarter.

During the first quarter of 2007, the Company entered into agreements to hedge a portion of its Japanese yen net equity and euro net equity through a series of new forward contracts. At initiation, the Company sold Japanese yen and bought forward $50.0 million and sold euro and bought forward $300 million. These equity hedges also effectively converted portions of the Company’s U.S. dollar debt obligations to Japanese yen and euro where operating cash flow is generated. The initial forward contracts matured, or will mature, in 2007 and 2008 and will be settled in cash such that the Company is exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. In the third quarter of 2007, the Company reduced its Japanese yen position by $16.6 million and its euro position by $150.7 million. It is currently expected that the Company will enter into new contracts as the remaining contracts reach maturity. Receipts or payments under the hedges are expected to be offset by changes in the value of operating cash flows generated in Japanese yen and in euro.

The Company’s 2005 credit agreement required it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. Beginning in December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The swap agreements called for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.8 percent. The swap agreements combined with a contractual 150 basis point spread gave the Company an all-in effective rate of 6.3 percent on these borrowings. The swap agreements were scheduled to expire in 2009 through 2012. In order to maintain compliance with the three-year requirement, in the second quarter, the Company terminated three swaps totaling a notional value of $175 million and purchased three new swaps with the same notional value that were to expire in 2012. Following this action, all of the swaps were to expire in 2011 and 2012. A gain of $0.5 million was realized on the termination of these agreements and was capitalized as a component of debt. As further discussed in Note 11 to the consolidated financial statements, in September 2007 the Company entered into a new credit agreement, replacing the 2005 credit agreement. As a result, these swap arrangements were terminated in September 2007 resulting in a termination payment of $3.5 million. In connection with retiring the 2005 credit agreement, the $0.5 million deferred gains on the previously terminated swaps were fully recognized and both amounts were included as a component of net interest expense in the quarter ended September 29, 2007.

The September 2007 credit agreement also has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years. In September 2007, the Company entered into four new interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these new swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the new credit agreement, and currently 100 basis points, gave the Company an all-in effective rate of about 5.8 percent on these borrowings as of the end the third quarter. These new swap agreements have been designated as cash flow hedges with interest payments designed to match the interest payments under the term loans due in 2012.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matured on January 24, 2007. The Company paid a fixed rate payment of 0.63 percent semi annually and received a Japanese yen floating rate based on the LIBOR rate. This agreement converted the variable interest rate implicit in the Company’s rolling net equity hedges in Japanese yen to a fixed rate. While the Company believed that this agreement provided a valuable economic hedge against rising interest rates in Japan, it did not qualify for hedge accounting treatment under SFAS 133. Accordingly, changes in the market value of the swap were recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement were reduced to zero. The cumulative loss that existed at the end of 2006 that was fully recognized as a reduction of net interest expense in the first quarter of 2007 was not material and the impact to net interest expense for the third quarter and year-to-date periods ended September 30, 2006 was also not material.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. Consequently, the balance at the end of each reporting period in other accumulated comprehensive loss will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of September 29, 2007, the Company had an unrealized net loss of $0.8 million in other accumulated comprehensive loss related to cash flow hedges and at December 30, 2006, the balance was a loss of $0.2 million, net of tax. The changes in the balance in other accumulated comprehensive loss, net of tax, resulting from cash flow hedges was a net loss of $0.6 million and a net gain of $2.0 million for the year-to-date periods ended September 29, 2007 and September 30, 2006 (see Note 6 to the consolidated financial statements). The ineffective portion in other expense was not material.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the third quarter and year-to-date periods ended September 29, 2007 and September 30, 2006 was not material.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the third quarter of 2007 and 2006, the Company recorded, in comprehensive income net of tax, net losses associated with these hedges of $17.9 million and $4.5 million, respectively, and net losses of $24.6 million and $15.6 million in the first three quarters of 2007 and 2006, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

While the Company’s hedges of its equity in its foreign subsidiaries, its cash flow hedges, and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of September 29, 2007 were to sell euro, $62.8 million; Swiss francs, $67.8 million and Japanese yen, $56.1 million, and to buy Mexican pesos, $28.0 million; South African rand $15.4 million; and Korean won $16.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing at the end of the third quarter 2007, the Company was in a net payable position of approximately $9.4 million related to its currency hedges. Excluding the impact of the forward points in this analysis, the Company was in a net payable position of approximately $11.3 million from the total portfolio of forward contracts.

Note 11: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans. Quarterly payments of $1.5 million are due on the term loans beginning June 2008 with any remaining principal due in September 2012. The debt is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the term loan and outstanding borrowings on the revolving credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 0.625 percent to 1.25 percent and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. As of September 29, 2007, the applicable margin was 1.0 percent, resulting in an effective interest rate on outstanding borrowings of 6.25 percent, for the Company’s LIBOR-based borrowings.

Proceeds from the September 2007 credit agreement were used to repay the Company’s previous credit agreement dated December 5, 2005, which also had a $200 million revolving facility, and had $601 million in term loans outstanding as of the end of the Company’s 2007 second quarter. As a result of terminating this agreement, $6.1 million in deferred debt fees and gains were written off and included in net interest expense for the quarter ended September 29, 2007.

At September 29, 2007, the Company had $294.7 million of unused lines of credit, including $158.4 million under the committed, secured $200.0 million revolving line of credit and $136.3 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. The agreement contains covenants customary for similarly rated companies when the agreement was executed. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, or make capital investments in its business, this is not currently expected to occur.

The September 2007 debt agreement contains covenants of a similar nature to those under the previous agreement. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The covenant restrictions include adjusted covenant earnings and net worth measures that are non-GAAP measures. The non-GAAP measures may not be comparable to similarly titled measures used by other entities and exclude unusual, non-recurring gains, certain non-cash charges and changes in accumulated other comprehensive income. Discussion of these measures is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends in light of the covenants and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.05 through September 29, 2007, at which point the requirement rises to 1.20 and then increases annually after the end of each fiscal third quarter until it reaches 1.50 after the end of the third quarter of 2010. The leverage ratio must be below 3.50 through the third quarter of 2007. Beginning with the fourth quarter of 2007 the required ratio declines to 3.25 through the third quarter of 2008, and to 2.75 and 2.50 in the fourth quarters of 2008 and 2009, respectively, and remains at 2.50 for the remaining term of the credit agreement. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios for the 12 months ended September 29, 2007 were 1.49 and 2.65, respectively.

The adjusted net worth requirement was $375.8 million as of September 29, 2007. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, adjusted for goodwill and intangible asset impairment charges recorded since July 1, 2007, net of tax. There is no adjustment for losses. The Company’s adjusted consolidated net worth at September 29, 2007 was $431.6 million.

Adjusted net worth (in millions)	As of September 29, 2007
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	83.0
Plus increases from equity issuances, etc.	24.4

Adjusted net worth required	$375.8

Company’s adjusted net worth:
Total shareholders’ equity as of September 29, 2007	$469.3
Less increases resulting from foreign currency translation adjustments since year end 2005	99.2
Less increases resulting from cash flow hedges since year end 2005	—
Less increases resulting from adoption of SFAS 123R	5.9
Plus reduction resulting from net equity hedges since year end 2005	45.9
Plus reduction resulting from adoption of SFAS 158	9.6
Plus reduction resulting from adoption of FIN 48	2.2
Plus reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007, net of tax	9.7

Adjusted net worth	$431.6

12 months ended September 29, 2007
Adjusted covenant earnings:
Net income	$101.9
Add:
Depreciation and amortization	64.0
Gross interest expense	56.2
Provision for income taxes	15.9
Pretax non-cash re-engineering and impairment charges	15.1
Other	6.5
Deduct:
Gains on land sales, insurance settlements, etc.	13.2

Total adjusted covenant earnings	$246.4

Gross interest expense	$56.2
Less amortization and write off of debt costs	9.1

Equals cash interest	$47.1

Capital expenditures	$47.4
Less amount excluded per agreement	3.8

Equals adjusted capital expenditures	$43.6

Fixed charge coverage ratio:
Adjusted covenant earnings	$246.4
Less:
Adjusted capital expenditures	43.6
Cash taxes paid	49.8

Subtotal	$153.0
Divided by sum of:
Scheduled debt payments	$1.1
Dividends and restricted payments	54.1
Cash interest	47.1

Subtotal	$102.3

Fixed charge coverage ratio	1.49

Consolidated total debt	$653.7
Divided by adjusted covenant earnings	246.4
Leverage ratio	2.65

Note 12: Retirement Benefit Plans

Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 29, 2007 and September 30, 2006 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$2.1	$0.8	$—	$(0.1)	$6.2	$3.7	$—	$0.4
Interest cost	2.4	1.5	0.6	0.5	7.0	4.8	1.9	2.4
Expected return on plan assets	(1.7)	(0.3)	—	—	(4.8)	(0.8)	—	—
Net amortization and (deferral)	0.5	—	—	(0.1)	1.5	(0.5)	0.1	0.6

Net periodic benefit cost	$3.3	$2.0	$0.6	$0.3	$9.9	$7.2	$2.0	$3.4

During the year-to-date period of 2007, approximately $1.5 million was reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. The amount is included on the net amortization line of the table above.

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

In May 2007, FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. FSP FIN 48-1 was effective upon the initial adoption of FIN 48 and therefore was adopted by the Company in the beginning of fiscal 2007. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $8.5 million and $7.6 million as of September 29, 2007 and the beginning of fiscal 2007, respectively. Interest and penalties included in the provision for income taxes totaled $0.2 million and $0.9 million for the quarter and year-to-date periods ended September 29, 2007, respectively.

As of September 29, 2007 and the beginning of fiscal 2007, the Company’s gross unrecognized tax benefit was $41.2 million and $37.9 million, respectively. The entire amount of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

The Company operates globally and files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, France (2004), Australia and Italy (2002), Mexico (2001), South Korea (2000), Japan (1999), Germany (1998), and India (1997), with limited exceptions.

Based on the number of periods currently under examination, the Company anticipates some of the audits may conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of September 29, 2007. Further, it is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the passage of statutes of limitations in various jurisdictions. However, the Company is not currently able to estimate any impact of such an event. The Company expects to record adjustments related to an advanced pricing agreement between the United States and Japan in the next 12 months. The Company estimates gross reductions in the amount of unrecognized tax benefits and offsetting liabilities in the amount of $8.4 million and $7.4 million, respectively; resulting in a net reduction in unrecognized tax benefits of approximately $1 million. The final impact of the adjustment is expected to be determined in 2008.

The benefit from income taxes in the third quarter 2007 was $2.1 million versus a $4.7 million benefit in the third quarter 2006. The 2007 benefit was the result of changes in estimated federal tax liabilities, a favorable settlement of a state tax liability, the tax impact of the intangible impairment charge, and tax law changes in various jurisdictions. The 2006 benefit was driven primarily by tax planning as well as tax law changes.

The year-to-date effective tax rate of 17.2 percent for 2007 was higher when compared with the 10.7 percent rate in 2006. The 2006 rate reflects the impact of tax planning adjustments not recurring in 2007. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 15: Non-Cash Activities

In the first three quarters of 2007, the Company acquired $12.8 million of property, plant and equipment via a capital lease arrangement. Additionally, during the first three quarters of both 2007 and 2006, employees of the Company settled outstanding loans by returning Company stock worth $0.7 million that was acquired with the proceeds of those loans.

Note 16: New Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157) which addresses how companies should measure fair value when they do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable, as well to improve disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007, or the Company’s 2008 fiscal year. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is still evaluating the implications of this standard, but does not currently expect it to have a significant impact.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 39 weeks ended September 29, 2007 compared with the 13 and 39 weeks ended September 30, 2006 and changes in financial condition during the 39 weeks ended September 29, 2007.

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

As discussed in Note 9 to the consolidated financial statements, effective with the appointment of Simon Hemus as the Company’s Chief Operating Officer, a new position effective as of the beginning of 2007, the Company reconfigured its beauty segments. It is now reporting its Fuller Cosmetics business in Mexico and BeautiControl North America business as Beauty North America. Fuller Mexico was previously included in the International Beauty reporting segment and BeautiControl North America was previously a separate reportable segment. The remaining businesses previously reported as International Beauty are now reported as the Beauty Other segment. Historical data has been reclassified to reflect this change.

Overview

	13 Weeks Ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	September 29, 2007	September 30, 2006
Net sales	$454.7	$394.9	15%		10%	$16.8
Gross margin	64.6%	64.5%	0.1	pp	na	na
DS&A as a percent of sales	57.4%	61.7%	(4.3	)pp	na	na
Operating income	$24.2	$20.0	21%		13%	$1.6
Net income	$6.9	$13.1	(48)%		(57)%	$2.9
Net income per diluted share	$0.11	$0.22	(50)%		(59)%	$0.05

	39 Weeks Ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	September 29, 2007	September 30, 2006
Net sales	$1,404.5	$1,257.2	12%		8%	$44.1
Gross margin	65.1%	65.0%	0.1	pp	na	na
DS&A as a percent of sales	56.3%	57.8%	(1.5	)pp	na	na
Operating income	$116.4	$95.8	22%		14%	$6.6
Net income	$62.0	$54.3	14%		3%	$5.6
Net income per diluted share	$0.99	$0.89	11%		1%	$0.09

Local currency net sales increased 10 percent for the quarter compared with the same period in 2006. The increase in sales for the quarter was the result of a significant increase in Asia Pacific as well as strong improvements in Tupperware North America, Beauty North America and Beauty Other. Sales in Europe also showed a modest increase for the quarter, despite a double-digit decrease in Germany, which is the Company’s largest business in this segment. Operating income showed a significant increase compared with the same quarter last year, despite an $11.3 million impairment of goodwill and intangible assets recorded in the third quarter of 2007. The increase in operating income during the third quarter of 2007 was primarily due to substantial increases in all of the Company’s segments.

Year-to-date local currency net sales increased 8 percent compared with the same period in 2006. The increase in sales for the year-to-date period was a result of double-digit increases in Asia Pacific and Tupperware North America as well as strong increases in Beauty North America and Beauty Other. Local currency sales in Europe were up slightly compared with in 2006. Operating income showed substantial growth for the year-to-date period compared with the same period of 2006, due to improvements in all the Company’s segments led by significant increases in Asia Pacific, Tupperware North America and Beauty North America. Net income for the year-to-date period showed strong improvement compared with 2006, despite the $11.3 million impairment of goodwill and intangible assets recorded in the third quarter as well as $9.6 million included in interest expense recorded as a result of the new credit agreement entered into this quarter which triggered a non-cash write off of previously deferred debt costs and costs associated with the termination of certain floating-to-fixed interest rate swaps related to the previous credit agreement.

Working capital other than cash and debt increased by $44.8 million versus the end of 2006, to $170.8 million. The increase reflected stronger foreign currencies versus the U.S. dollar, along with higher inventory and receivables, only partially offset by increased accrued liabilities. Debt was reduced by $27.7 million in the first nine months of 2007, using cash provided by operating activities, proceeds from the disposal of assets and cash on hand at the beginning of the year, net of capital additions and dividend payments. As a result, along with the impact of increased equity, the Company closed the third quarter of 2007 with a debt to total capital ratio of 58 percent compared with 63 percent at the end of 2006 and 67 percent at the end of 2006’s third quarter. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities decreased for the year-to-date period of 2007 compared with the same period of 2006. The decrease was primarily due to cash outflows relating to an increase in inventory levels, which primarily reflected a lower starting position on inventory as of January 2007 compared with January 2006.

Net Sales

All segments contributed to the increase in sales during the third quarter of 2007, led by a significant increase in Asia Pacific as well as strong improvements in Tupperware North America, Beauty North America and Beauty Other. Asia Pacific increased substantially over last year with nearly every market contributing to the overall increase in sales. A significant increase in Tupperware North America was from all three units in the segment, including the United States business, which recorded its fifth consecutive quarter of higher sales resulting from a higher active sales force. Mexico had a strong increase from core sales through the sale force and also benefited from higher business-to-business sales. Beauty North America’s sales increased 10 percent compared with last year, due to a strong performance in both Fuller Mexico and BeautiControl. Beauty Other also reported a strong improvement in sales for the quarter, reflecting increases in all of the Company’s Central and South American businesses as well as businesses in the Philippines. Sales in Europe also showed modest improvement in the third quarter of 2007.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with Asia Pacific and Tupperware North America contributing strong growth in 2007 year-to-date, and increases in both beauty segments.

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

Re-engineering Costs and Impairment Charges

Refer to Note 7 to the consolidated financial statements for a discussion of re-engineering activities, impairment charges and related accruals.

The Company recorded $3.0 million and $6.6 million in re-engineering costs in the third quarter and year-to-date 2007, respectively. In the first half of 2007, the Company recorded re-engineering and impairment charges of $1.8 million associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move of the BeautiControl facility was to provide a more efficient manufacturing layout, as well as capacity for continued growth and the ultimate consolidation with distribution. Lease and related costs were also included in the re-engineering charges which are still due on the former BeautiControl manufacturing facility. In the third quarter of 2007, the Company recorded $2.5 million in impairment charges related to its South Carolina and BeautiControl manufacturing and distribution operations. These impairment charges related to assets that are no longer being utilized and where the value was estimated to be lower than the assets’ carrying value. The bulk of the remaining costs for the quarter and year-to-date periods of 2007 related to headcount reductions totaling 53 positions in Australia, France, Japan, Mexico, the Philippines, and Switzerland, of which $0.5 million was recorded in the third quarter.

In the fourth quarter of 2007, the Company expects to incur about $3 million of costs related to small scale headcount reductions in sales and manufacturing operations.

In the third quarter of 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of its acquired beauty businesses that totaled $497.5 million as of September 29, 2007. As a result of this review, the Nutrimetics goodwill and tradename were deemed to be impaired, resulting in a non-cash impairment charge of $11.3 million. Refer to Note 8 to the consolidated financial statements for a discussion of the impairment of goodwill and intangible assets.

Gross Margin

Gross margin as a percentage of sales was 64.6 percent in the third quarter of 2007, compared with 64.5 percent in the same period of 2006. Margins in Europe and Asia Pacific increased slightly compared with the same period of 2006 due to a favorable mix of products. Beauty Other also showed a slight improvement in margin this quarter due to improved capacity utilization from higher sales volume in South America. The increase in these segments was partly offset by a slight decline in the Beauty North America business resulting from higher inventory costs, as well as the favorable sales force reception of an investment in merchandising programs designed to serve the dual purpose of reducing inventory levels and energizing the sales force going into the fourth quarter. The gross margin percentage for Tupperware North America was up slightly for the quarter.

For the year-to-date period, gross margin as a percentage of sales was 65.1 percent in 2007 compared with 65.0 percent in 2006. The year-to-date fluctuations largely followed the same pattern as those of the quarter.

As discussed in Note 2 to the consolidated financial statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) as a percentage of sales was 57.4 percent in the third quarter of 2007, compared with 61.7 percent for same period in 2006. In the 2007 third quarter, the Company recognized less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of acquired independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $3.4 million in the third quarter of 2007 as compared with $6.4 million in the same period of 2006. For full year 2007, the amortization is expected to be approximately $13.3 million versus approximately $24 million in 2006. Also contributing to the improvement in DS&A as a percent of sales was a higher sales volume recognized in the quarter, improvements in cost management and promotional spending as well as the timing of certain promotional and incentive accruals in Fuller Mexico. These improvements in costs as a percentage of sales were partially offset by higher costs under incentive programs due to the Company’s favorable results as well as a higher provision for doubtful accounts in Europe.

For the year-to-date period, DS&A as a percentage of sales was approximately 56.3 percent for 2007 compared with 57.8 percent for the same period in 2006. The decrease was primarily related to $8.6 million less in amortization expense as well as higher sales volume and improvements in cost management as previously discussed in the quarter results. Offsetting these improvements was an increase in unallocated costs which was negatively affected by the valuation of put options that the Company acquired early in the first quarter of 2007 to protect a portion of the Company’s expected European cash flows. Also negatively impacting the year-to-date comparison were the costs related to the new office of Chief Operating Officer, a higher provision for doubtful accounts and higher incentive accruals.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was higher in the third quarter and year-to-date periods of 2007 as compared with the same period in 2006. In the third quarter of 2007, the Company entered into a new credit agreement replacing the existing credit agreement, which triggered the non-cash write off of previously deferred debt costs of $6.1 million. Also as a result of terminating the previous credit agreement, the Company settled certain floating-to-fixed interest rate swaps that were hedging these borrowings, resulting in a termination payment of $3.5 million. The new credit agreement provides for a lower interest rate spread and commitment fee compared with the Company’s previous agreement, which is expected to result in lower interest expense of about $20 million over the next five years, versus what would have been incurred under the previous agreement. The Company expects to realize $5 million of this benefit over the next 12 months. These charges were partially offset by a reduction in net interest expense incurred on the Company’s outstanding borrowings during the quarter and year-to-date periods reflecting a lower average debt level during 2007, offset by lower interest income. Additionally, as more fully discussed in the Market Risk section, in the latter part of the first quarter, the Company entered into euro net equity hedges for the equivalent of $300 million expiring at various points in 2007 and 2008 and a smaller amount of similar contracts denominated in Japanese yen expiring in 2008. In the third quarter of 2007, the euro net equity hedges were reduced by $150.7 million and the Japanese yen position was reduced by $16.6 million. In addition to hedging the Company’s equity exposure to the euro and Japanese yen falling in value versus the U.S. dollar, the remaining contracts also effectively convert this amount of the Company’s outstanding term debt from U.S. dollars to the euro and Japanese yen where the Company generates cash flows. As a result of relative interest rates among Europe, Japan and the United States, these contracts reduced interest expense by about $1.1 million in the third quarter and $3.1 million year-to-date. For the full year, the Company expects net interest expense of about $48 million, including the impact of the write off of deferred debt costs and the interest rate swap termination payment discussed above.

The lower interest income reflected the absence of income earned on funds placed in escrow to discharge $100 million of notes that were due in October 2006 as part of financing the acquisition of Sara Lee Corporation’s direct selling businesses. Since the notes were paid off from the escrowed funds at the due date, the escrow account was closed and no further interest income has been earned.

Tax Rate

The benefit from income taxes in the third quarter of 2007 was $2.1 million versus a $4.7 million benefit in the third quarter of 2006. The 2007 benefit was the result of changes in estimated federal tax liabilities, a favorable settlement of a state tax liability, the tax impact of the intangible asset impairment and tax law changes in various jurisdictions. The 2006 benefit was driven primarily by tax planning as well as tax law changes. The year-to-date effective tax rate of 17.2 percent for 2007 was higher than the 10.7 percent rate in 2006. The 2006 rate reflected the impact of tax planning adjustments not recurring in 2007. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

An effective tax rate of about 18 percent is expected for the full year. As discussed in Note 14 to the consolidated financial statements, the requirements of FIN 48 and FSP FIN 48-1, which the Company implemented at the beginning of 2007, has clarified guidance surrounding the recognition and derecognition of uncertain tax positions, including the timing and effective settlement of those adjustments. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact this may have on any individual quarter.

Net Income

Net income for the third quarter of 2007 decreased compared with the same period in 2006. The decrease was due to the impairment charge of $11.3 million on goodwill and intangible assets and the $9.6 million charge recorded in connection with the termination of the Company’s credit agreement and related floating-to-fixed interest rate swap agreements resulting from the new credit agreement entered into in the third quarter of 2007. Excluding these charges, the Company showed a substantial improvement in net income for the quarter, largely due to significantly better performance in all of the Company’s reporting segments, resulting from higher sales volume and improved capacity utilization, as well as lower amortization expense of definite-lived assets previously discussed. The Company’s performance was also positively impacted by foreign currency changes primarily due to a stronger euro and Australian dollar. In addition to the operating results of the Company’s segments, the third quarter results were also affected by $5.6 million in gains recognized on the sale of land held for development near the Company’s Orlando, Florida headquarters (Land Sales).

Net income for the year-to-date period increased compared with the same period in 2006, despite the impairment charge and costs associated with the new credit agreement previously discussed. The increase in net income for the year-to-date period was the result of a strong performance in Asia Pacific, Tupperware North America and Beauty North America. The fluctuations are largely in line with those noted for the quarter. Beauty Other also contributed to an increase in net income resulting from lower amortization expense and improved capacity utilization from a higher sales volume. Europe recognized a good increase compared with prior year resulting mainly from a favorable foreign exchange impact due to a stronger euro. Also contributing to the increase in net income for the year-to-date period was the $5.6 million gain from Land Sales previously noted, a $2.1 million gain on sale of excess land in Australia and a $2.5 million gain on the settlement of an insurance claim related to the Company’s former manufacturing facility in Halls, Tennessee.

International operations in the third quarter generated 83 percent and 82 percent of sales in 2007 and 2006, respectively, and over 90 percent of the net segment profit in each period, respectively. For the year-to-date periods, international operations generated 84 percent and 83 percent of sales in 2007 and 2006, respectively, and over 90 percent of the net segment profit in each period.

The Company generated 39 percent of its third quarter 2007 sales from the sales of beauty products as compared with 40 percent in the third quarter of 2006. For the year-to-date period of 2007, the Company generated 37 percent of sales from beauty products compared with 39 percent for the same period of 2006.

Segment Results

As previously discussed and more fully described in Note 9 to the consolidated financial statements, the Company changed the composition of its reportable segments beginning in 2007. Historical data has been reclassified to reflect this change.

Europe

					Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change		exchange	impact	2007	2006
Third Qtr
Net sales	$138.8	$120.8	15%		6%	$9.5	31	31
Segment profit	$10.2	$5.3	95%		72%	$0.7	24	26
Segment profit as a percentage of sales	7.3%	4.4%	2.9	pp	na	na	na	na

Year-to-Date
Net sales	$479.3	$439.6	9%		2%	$28.6	34	35
Segment profit	$63.8	$58.8	9%		2%	$4.0	43	52
Segment profit as a percentage of sales	13.3%	13.4%	(0.1	)pp	na	na	na	na

Local currency sales increased 6 percent in the third quarter due primarily to continued success in Russia and South Africa in growing the total and active sales forces and improved productivity. Russia’s increase came partly from geographic expansion and Tupperware South Africa benefited from an additional independent management level to provide emphasis on recruiting and training sale force members. These increases in local currency sales were offset by a double-digit decrease in Germany, the segment’s largest business, resulting from a smaller total and active sales force as recruiting of new sales force members has been below the Company’s objectives for several quarters. The gap in the size of the total sales force narrowed to 2 percent as of the end of the quarter from 5 percent as of the end of the second quarter and 13 percent as of the end of the first quarter, reflecting consistent recruiting and a lower number of sellers exiting the business. In an effort to increase the sales force size, similar to South Africa, an additional management level was added to the independent sales force structure in the fourth quarter of 2006. This, along with an improved new product program and product selection going forward, and an emphasis on enabling the sales force to recruit new party hostesses and thus reach new consumers is expected to ultimately lead to higher sales.

For the quarter, segment profit increased $4.9 million and segment profit as a percentage of sales increased 2.9 percentage points compared with the same period of 2006. The higher segment profit was due to higher sales in the emerging markets of Russia and South Africa that have an above average return on sales, along with higher margins resulting from a favorable product mix. These factors were partially offset by a decline in Germany resulting from lower sales, but also an increase in the provision for doubtful accounts during the quarter resulting from higher past due accounts as the lower sales performance impacted the distributors.

For the year-to-date period, local currency sales and segment profit in this segment increased by 2 percent compared with the same period of 2006. For the most part sales and segment profit variances mirrored those of the quarter. In addition to the items noted for the quarter, sales in Germany were also negatively impacted by a decrease in business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangement will be integrated with the core party-plan channel. Consequently, activity in one period may not be indicative of future periods. For the entire segment, local currency business-to-business sales were $2.8 million for the first three quarters of 2007 compared with sales of $7.1 million in the 2006 period.

Sales and segment profit for the quarter and year-to-date periods in 2007 were also positively impacted by a stronger euro.

Asia Pacific

					Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change		exchange	impact	2007	2006
Third Qtr
Net sales	$74.5	$59.0	26%		20%	$3.1	16	15
Segment profit	$13.6	$7.4	84%		67%	$0.7	32	36
Segment profit as a percentage of sales	18.3%	12.5%	5.8	pp	na	na	na	na

Year-to-Date
Net sales	$200.5	$165.7	21%		17%	$5.9	14	13
Segment profit	$31.2	$19.8	58%		45%	$1.7	21	17
Segment profit as a percentage of sales	15.6%	11.9%	3.7	pp	na	na	na	na

Asia Pacific had a very strong quarter with every business showing increased sales performance with the exception of the NaturCare business in Japan, which had a slight decrease compared with last year. Sales in China improved with a strong double-digit increase , reflecting both more outlets in operation and productivity. Indonesia also contributed significant growth in sales in the third quarter resulting from a larger and more productive sales force. Also contributing to the strong performance were the established markets of Japan and Australia. The improvement in Japan was due to strong recruiting and improved sales force productivity. Australia benefited from a larger and more productive sales force that was also supported by implementing a sales force management structure in late 2006 similar to the structure mentioned earlier related to Germany and South Africa. During 2007, Malaysia/Singapore implemented a new multi-tier sales force compensation structure in the Malaysian market which negatively impacted sales force productivity in the second quarter of 2007. The structure was implemented in Singapore in 2006 and is similar to that previously implemented in the Tupperware United States business. On a long-term basis, this compensation program will offer an enhanced sales force earning opportunity and is expected to help secure future growth. In the third quarter of 2007 sales in Malaysia/Singapore increased due primarily from successful consumer offers, as well as a larger active sales force resulting partly from the new compensation structure previously mentioned.

The increase in segment profit was a result of improved sales volume, as well as lower amortization of acquired definite-lived intangible assets, a steady increase in margin resulting from a favorable product mix and improvements in cost management resulting in the higher segment profit as a percent of sales.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

Tupperware North America

					Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change		exchange	impact	2007	2006
Third Qtr
Net sales	$71.6	$64.7	11%		10%	$0.2	16	16
Segment profit	$5.0	$4.1	22%		23%	$—	12	20
Segment profit as a percentage of sales	7.0%	6.3%	0.7	pp	na	na	na	na

Year-to-Date
Net sales	$215.7	$189.4	14%		14%	$0.2	16	15
Segment profit	$14.5	$5.7	+		+	$0.1	10	5
Segment profit as a percentage of sales	6.7%	3.0%	3.7	pp	na	na	na	na

+	more than 100 percent

All markets in the segment showed an increase in sales during the third quarter compared with last year. The largest increase was by Tupperware Mexico, which was in part due to higher business-to-business sales, but also reflected a more productive sales force. Tupperware United States had its fifth consecutive quarterly increase in sales resulting from a higher active sales force, in addition to strong recruiting results. With the increase in recruiting and better retention, the total sales force size comparison in the United States continued to improve with significant sequential improvement in the quarter. Overall, the Company believes that this improvement is directly related to the impact of the change to a multi-tier compensation structure that was completed in April of 2005 as well as a strategy for expanded and enhanced sales force training.

Segment profit for the quarter increased due to higher sales volume and a slightly higher gross margin percentage in the United States resulting from a more favorable mix of products, as well as improved capacity utilization from the increase in sales volume. Also contributing was the consolidation of the bulk of Canadian administrative activities with the United States. Offsetting these factors was the absence of the $2 million benefit in 2006 from a reduction of the LIFO inventory reserve and lower retiree medical costs.

The year-to-date sales and segment profit variances largely mirrored those of the quarter. In addition to the items noted for the quarter, sales in Tupperware Mexico were positively impacted by business-to-business sales. Local currency business-to-business sales were $8.0 million for the first three quarters of 2007 compared with sales of $1.8 million in 2006.

Beauty North America

				Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change	exchange	impact	2007	2006
Third Qtr
Net sales	$109.8	$100.2	10%	10%	$—	24	25
Segment profit	$14.3	$8.7	65%	65%	$—	33	43
Segment profit as a percentage of sales	13.0%	8.7%	4.3pp	na	na	na	na

Year-to-Date
Net sales	$336.1	$311.9	8%	8%	$(0.8)	24	25
Segment profit	$48.3	$41.7	16%	16%	$(0.1)	32	37
Segment profit as a percentage of sales	14.4%	13.4%	1.0pp	na	na	na	na

Net sales on a local currency basis increased 10 percent in the third quarter compared with last year, resulting from improvement in Fuller Mexico and BeautiControl North America. Fuller Mexico had a good increase compared with last year resulting from strong growth in both its total and active sales forces as well as an increase in average orders due to successful promotions and a positive response to new products. BeautiControl North America also contributed to the increase in sales for the quarter, due to a favorable sales force reception to an investment in merchandising programs designed to serve the dual purpose of reducing inventory levels and energizing the sales force going into the fourth quarter.

The increase in local currency profit was due to the increase in sales volume as well as lower amortization of definite-lived intangible assets acquired of $1.3 million compared to last year. In addition, the Fuller Mexico business was positively impacted by the timing of promotional and incentive costs.

For the year-to-date period, sales increased 8 percent with a more significant contribution coming from Fuller Mexico. As previously noted, Fuller Mexico was positively impacted by the timing of certain promotional and incentive accruals during the third quarter of 2007, which had a negative impact on the first half year-over-year comparison. Segment profit for the year-to-date period of 2007 increased 16 percent compared with 2006, resulting from the higher sales and lower amortization of definite lived intangible assets of $3.9 million.

Beauty Other

				Change excluding the impact of foreign	Foreign exchange	Percent of total
	2007	2006	Change	exchange	impact	2007	2006
Third Qtr
Net sales	$60.0	$50.2	19%	11%	$4.0	13	13
Segment loss	$(0.4)	$(5.1)	92%	92%	$(0.4)	na	na
Segment loss as a percentage of sales	na	na	na	na	na	na	na

Year-to-Date
Net sales	$172.9	$150.6	15%	8%	$10.2	12	12
Segment loss	$(7.5)	$(11.9)	36%	38%	$(0.5)	na	na
Segment loss as a percentage of sales	na	na	na	na	na	na	na

Net local currency sales for the segment increased 11 percent for the third quarter of 2007 compared with the same period in 2006. The strong performance in the segment was led by the Central and South American businesses primarily due to a higher active sales force resulting from strong incentive and recruiting programs. Also contributing to the increase in sales was the Philippines with a significant improvement over last year resulting from a higher active sales force, reflecting improved recruiting. This was offset by lower sales levels in the Nutrimetics businesses due to smaller sales forces. Strategies have been implemented to drive sales force growth in these businesses with limited improvement in the sales force metrics to date. Year-to-date sales variances largely mirror those of the quarter.

The lower segment losses for the quarter and year-to-date periods were primarily the result of improved capacity utilization from a higher sales volume in the Central and South American businesses and lower amortization of definite-lived intangible assets acquired. The Nutrimetics businesses also contributed to the improvement in segment profit for the quarter resulting from lower promotional expenses in Australia.

In addition, changes in foreign exchange rates favorably impacted sales for the third quarter and year-to-date periods of 2007, primarily due to a stronger Australian dollar and Philippine peso.

Financial Condition

Liquidity and Capital Resources Working capital decreased in the third quarter of 2007 to approximately $202.1 million compared with $227.3 million as of December 30, 2006. The fluctuation was due to an increase in accrued liabilities compared with the end of 2006 resulting from the timing of non-income tax accruals in Mexico as well as an increase in short term borrowings as of the end of the third quarter. Also contributing to the decrease in working capital was a decline in the Company’s cash balances used to fund payments made on outstanding term loans during the first three quarters of 2007, resulting in a decrease in debt to $653.7 million at the end of the third quarter compared with $681.4 million at December 30, 2006. The change in debt during the year also included an addition of $12.8 million under a capital lease. The factors decreasing working capital were partially offset by higher accounts receivable due primarily to higher sales volume during the third quarter of 2007. Inventory balances also contributed to an increase in current assets compared with the end of 2006 due primarily to a higher expected sales volume in the fourth quarter related to the timing of promotional events as well as lower than expected sales in Europe.

As of September 29, 2007, the Company had $158.4 million available under its $200 million committed revolving facility. The Company’s credit agreement contains reasonable and customary covenants that are outlined in Note 11 to the consolidated financial statements. The Company does not anticipate that these covenants will restrict its ability to finance its operations or to pay its current dividend.

In addition to its committed revolving facility, the Company had approximately $136.3 million available under other uncommitted lines of credit as of September 29, 2007. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico, South Africa and the United States. A significant downturn in the Company’s business in these markets could adversely impact the Company’s ability to generate operating cash flows. The previously discussed downturn in the Company’s German business has impacted its ability to contribute the same level of operating cash flows to the Company as it has historically. However, this situation has not resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

Included in the cash balance of $65.0 million reported at the end of the third quarter was $14.7 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s consolidated balance sheet. It has applied for authorization to transfer approximately $5 million of such amount out of the country through a dividend and has also applied to transfer approximately $6.5 million of such amount owed to other of the Company’s operating units. As the Company has approximately $8 million recorded as payables in Venezuela in currencies other than the bolivar, in addition to the $5 million dividend which is denominated in bolivars, a devaluation in the official exchange rate would result in an expense to the Company. Such an amount could be material to the Company’s consolidated financial statements as a whole.

The debt-to-total capital ratio at the end of the third quarter was 58 percent compared with 63 percent at the end of 2006. Total capital is defined as total debt plus shareholders’ equity. The improvement reflects the previously mentioned payments made on the Company’s term loans during the year-to-date period of 2007, as well as increased shareholders’ equity from net income, stronger foreign currencies versus the U.S. dollar and the exercise of stock options, net of dividends declared and the purchase of treasury shares.

Operating Activities Net cash provided by operating activities for the year-to-date period of 2007 was $50.2 million compared with $57.4 million for the same period of 2006. A significant difference between the periods was cash outflow from higher inventory for the year-to-date period of 2007 compared to the same 2006 period, reflecting the opening inventory balance each year and resulting from an increase in inventory levels to accommodate the increase in sales volume and in some cases sales below expectations. This was offset by an increase in accounts payable and accrued liabilities in 2007, primarily due to the timing of certain non-income tax payments.

Investing Activities During the first three quarters of 2007 and 2006, the Company spent $31.2 million and $35.9 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. The decrease in capital spending was largely due to lower expenditures related to site improvements in connection with the program for Land Sales discussed below. Also included in investing activities in 2006 was $106.2 million of costs related to the acquisition of beauty units from Sara Lee Corporation, including a $79.8 million withholding tax payment made on its behalf.

The Company also received proceeds related to the sale of certain property, plant and equipment. For the first three quarters of 2007, the proceeds were primarily from Land Sales, sale of excess land in Australia and an insurance reimbursement related to the Company’s former manufacturing facility in Halls, Tennessee. For the same period of 2006 proceeds were primarily from Land Sales and an insurance claim for 2004 hurricane damage.

The Company began Land Sales in 2002, and received proceeds from this program totaling $6.2 million and $10.2 million for the year-to-date period of 2007 and 2006, respectively. Cumulative proceeds from Land Sales have been $64.6 million and are expected to be up to $125 million when the program is completed. However, these sales have been impacted by the current mortgage credit crisis and as a result sales may be completed later than 2009, as previously anticipated. The Company also has a signed agreement, subject to certain closing conditions, to sell a former manufacturing facility in Belgium for approximately $12 million. This agreement is expected to close in the first half of 2008. The Company’s term loan agreement requires it to remit proceeds received from Land Sales, less spending for site improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $40.3 million and $40.0 million in the first three quarters of 2007 and 2006, respectively. Proceeds received from the exercise of stock options were $36.7 million and $4.3 million for the year-to-date period of 2007 and 2006, respectively. The increase in stock option proceeds during 2007 was due primarily to an increase in the Company’s stock price during this period providing incentive for option holders to exercise their outstanding options. The corresponding shares were issued out of the Company’s balance held in treasury. Until September 2007, the Company made largely voluntary principal prepayments on its seven-year term loans. On September 28, 2007 the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans, replacing the Company’s then credit agreement as further discussed in Note 11 to the consolidated financial statement.

In May 2007, the Company’s Board of Directors approved a share repurchase program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intends to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. During the third quarter of 2007 the Company repurchased 1.1 million shares at an aggregate cost of $32.0 million, or $29.61 per share.

Contractual Obligations

As discussed in Note 14 to the consolidated financial statements, as of September 29, 2007, the Company has unrecognized tax benefits of $41.2 million. This amount relates to uncertain tax positions the Company has taken on tax returns filed in various tax jurisdictions in which it operates. Should all of these positions ultimately be disallowed by the relevant tax or legal authorities, the Company would be responsible for remitting this amount as well as additional interest and penalties that may accrue in the interim. Currently, the Company is unable to reasonably estimate the timing of any settlement of these uncertain tax positions with the respective taxing authorities.

As discussed in Note 11 of the consolidated financial statements, in the third quarter of 2007, the Company entered into a new credit agreement and used the proceeds to repay the Company’s previous agreement dated December 5, 2005. The terms of the 2007 agreement, including repayment provisions, are similar to those of the previous agreement; however, the new credit agreement provides for a lower interest rate spread and commitment fee compared with the Company’s previous agreement. The lower interest rate and commitment fee are expected to result in lower interest expense of about $20 million over the next five years, versus what would have been incurred under the previous agreement. The Company expects to realize $5 million of this benefit over the next 12 months. For the year-to-date period ended September 29, 2007, the Company made largely voluntary payments of about $77 million on the outstanding term debt prior to entering into the new credit agreement, which lowered the Company’s outstanding balance as of the end of the third quarter. This was partially offset by an increase in short term borrowings as of the end of the quarter.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates as of September 29, 2007 are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

New Pronouncements

Refer to Notes 14 and 16 to the consolidated financial statements for a discussion of new pronouncements.

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

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging cash flows from those operations. The Company also hedges with these instruments certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecasted payments.

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s current 5-year term loans carry a variable interest rate and in September 2007, the Company entered into four swap agreements to fix the rate on $325 million expiring in 2012. Following this action, the weighted average fixed rate on the new swap agreements is about 5.8 percent, including the Company’s current interest rate spread of 100 basis points. Approximately 54 percent of the Company’s total debt is subject to fixed interest rates largely via the swap agreements and as the Company reduces the balance of its term loans, it will continue to review its mix of fixed and variable interest rates and may make further adjustments to its mix. Refer to Note 10 to the consolidated financial statements for additional discussion of these agreements. Based on the Company’s current mix of fixed and variable interest rates, a 10 percent variance in short-term interest rates would have impacted third quarter and year-to-date 2007 interest expense by approximately $1.0 million and $3.3 million, respectively.

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options that have expired, or will expire at various points during 2007, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. As discussed in Note 10 to the consolidated financial statements, the maximum full year expense related to these options is $0.5 million. Each quarter, these options are being marked to market, and any change in value is being recorded in other income or expense as applicable. In the year-to-date period ended September 29, 2007, $0.5 million of expense was recorded based on the change in the market value of the options, which was primarily recognized in the first and second quarters of 2007.

As discussed in Note 10 to the consolidated financial statements, during the first quarter of 2007, the Company entered into agreements to hedge $50 million worth of its Japanese yen net equity and $300 million worth of its euro net equity through a series of new forward contracts. Along with the equity hedge, these contracts effectively convert this portion of the Company’s U.S. dollar term loans to Japanese yen and euro where it generates operating cash flows. In third quarter of 2007, the Company’s Japanese yen position was reduced by $16.6 million and its euro position was reduced by $150.7 million. The currently outstanding forward contracts will mature in 2007 and 2008 and will be settled in cash such that the Company will be exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. It is currently expected that the Company will enter into new contracts as these remaining contracts reach maturity and over time, receipts or payments under the hedges are expected to be offset by changes in the value of operating cash flows generated in yen and in euro.

While the Company’s hedges of its equity in its foreign subsidiaries, its cash flow hedges, and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of September 29, 2007 were to sell euro, $62.8 million; Swiss francs, $67.8 million and Japanese yen, $56.1 million and to buy Mexican pesos, $28.0 million; South African rand $15.4 million; and Korean won $16.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing at the end of the third quarter 2007, the Company was in a net payable position of approximately $9.4 million related to its currency hedges. When excluding the impact of the forward points in this analysis, the Company was in a net payable position of approximately $11.3 million from the portfolio of forward contracts. The Company records the impact of forward points in net interest expense. Based on the Company’s net open hedge positions in place at the end of the third quarter, and interest rates in those countries compared with U.S. interest rates, the Company is receiving an annualized net benefit in net interest expense of $5.7 million.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. However, if the value of the specific currencies referenced above were to change by 10 percent relative to the U.S. dollar, the Company’s net position would be impacted in the mid $20 million range. Approximately 50 percent of this impact would be settled in 2007.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware® products and the Company currently estimates that it will purchase about $110 million of resins during 2007. A 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $11 million as compared with the prior year. For the first three quarters of 2007, the Company estimates its cost of sales was minimally impacted as compared with the same period in 2006. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments and general economic conditions, such as interest rate increases, in the Orlando real estate market.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales force;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;
•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of hedging and risk management strategies;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on Company operations or representatives by foreign governments;

•	the impact of changes in tax and other laws;

•	the Company’s access to financing; and

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased under the Plans or Programs (a)
7/1/07 – 8/4/07	—	—	—	$150,000,000
8/5/07 – 9/1/07	1,080,600	29.61	1,080,600	$118,005,039
9/2/07 – 9/29/07	—	—	—	$118,005,039

Total	1,080,600	29.61	1,080,600	$118,005,039

(a)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The proceeds are to be used from stock option exercises and are expected to offset a portion of the dilution that would otherwise result from these exercises. During the third quarter of 2007 the Company repurchased 1.1 million shares at an aggregate cost of $32.0 million.

Item 6. Exhibits

(a)	Exhibits

(10.1)	Credit Agreement dated September 28, 2007 (incorporated by reference to Exhibit 10.1 to Tupperware’s Current Report on Form 8-K, filed with the SEC on October 2, 2007)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

(32.1)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

(32.2)	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Nicholas K. Poucher
Vice President and Controller and Principal Accounting Officer

Orlando, Florida

November 7, 2007