Form 10-K
period 2007-12-29
TUPPERWARE BRANDS CORP
filed 2008-02-26
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($29.16) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,762,342,162.

As of February 21, 2008, 61,626,380 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 14, 2008 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(a) General Development of Business

Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”), is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of approximately 2.1 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through its Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics®, Nuvo® and Swissgarde® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant’s name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”) and on December 5, 2005, the Registrant acquired the direct selling businesses of Sara Lee Corporation (the “Acquisition” or the “Acquired Units”). The Acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products.

(b) New York Stock Exchange—Required Disclosures

General. The address of the Registrant’s principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant’s directors are Catherine A. Bertini, Rita Bornstein Ph.D, Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Bob Marbut, Angel R. Martinez, Robert J. Murray, David R. Parker, Joyce M. Roché, J. Patrick Spainhour and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Ms. Bertini, Dr. Bornstein and Messrs. Cloninger (Chair), Grum, Martinez, and Murray. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Roché (Chair), Ms. Szostak, and Messrs. Lee, Marbut, Parker and Spainhour. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Roché, Ms. Szostak, and Messrs. Parker (Chair), Cloninger, Grum and Murray. The members of the Executive Committee of the Board of Directors are Ms. Roché and Messrs. Goings (Chair), Cloninger, Grum and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is David R. Parker. The Registrant’s officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant’s transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant’s shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.

Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Registrant’s transfer agent and registrar through the Registrant’s website free of charge (as soon as reasonably practicable after reports are filed with the SEC in the case of periodic reports) by going to www.tupperwarebrands.com and searching under Investor Relations / SEC Filings and Governance Documents. Such information, which is provided for convenience but is not incorporated by reference into this Report, is available in print to any shareholder who requests it in writing from the Corporate Secretary’s Department, Tupperware Brands Corporation, P.O. Box 2353, Orlando, Florida 32802-2353. The Chief Executive Officer of the Registrant has certified to the NYSE that he is not aware of any violation by the Registrant of NYSE corporate governance listing standards. The Registrant’s Chief Executive Officer and Chief Financial Officer have filed with the SEC their respective certifications in Exhibits 31.1, 31.2, 32.1 and 32.2 of this Report in response to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

BUSINESS OF TUPPERWARE BRANDS CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware® products and cosmetics and personal care products under a variety of trade names, including Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics®, Nuvo® and Swissgarde®. Each business manufactures and/or markets a broad line of high quality products.

I. PRINCIPAL PRODUCTS

Tupperware. The core of Tupperware’s product line consists of design-centric preparation, storage and serving solutions for the kitchen and home. Tupperware also has an established line of kitchen cookware and tools, children’s educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates*, FridgeSmart*, One Touch* canisters, the Rock ‘N Serve* microwave line, OvenWorks* and silicon baking forms for microwave or oven use, Open House, Elegant and Outdoor Dining serving lines, the Chef Series* knives and cookware, Flat Out*, Stuffables*, CheeseSmart* and BreadSmart* storage containers, and Quick Chef* and Lil’ Chopper Prep Essentials*, plus many specialized products for the kitchen and home.

Tupperware continues to introduce new designs, colors and decoration in its product lines, to vary its product offerings by season and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2007 included a wide range of products in all three of Tupperware’s geographic areas, covering both core business areas and new categories. Among these new products were the Alegra serving line, extension to our Stuffables* storage containers, and the Table Cheese Grater, Slice & Dice, and Speedy Chef to enhance our preparation line. New product development and introduction will continue to be an important part of Tupperware’s strategy.

Beauty. The Beauty businesses manufacture and distribute skin care products, cosmetics, bath and body care, toiletries, fragrances, nutritional products, apparel and related products. New products introduced in 2007 in the Fuller Mexico business included Thalia Sodi and Alegrissima*, women’s fragrance colognes and True Loyalty for Men, also a fragrance cologne. New products introduced in 2007 in the BeautiControl business included Skinlogics* Platinum Plus, Platinum Regeneration* Age-Defying Makeup and Platinum Regeneration* Rejuvenation Eye Treatment. Sales of products are made through or facilitated by independent sales persons called directors and consultants in the home, workplace or other venues.

(Words followed by * are registered or unregistered trademarks of the Registrant.)

II. MARKETS

Tupperware. Tupperware’s business is operated on the basis of three geographic markets: Europe (Europe, Africa and the Middle East), Asia Pacific and North America. Market penetration varies throughout the world. Several areas that have low penetration, such as Latin America, Asia and Eastern and Central Europe, provide significant growth potential for Tupperware. Tupperware’s strategy continues to include greater penetration in markets throughout the world.

Beauty. Beauty products and image services are provided to clients via independent sales forces in 23 markets throughout the world with particularly high shares of the direct selling and/or beauty market in Mexico, South Africa, the Philippines, Australia and Uruguay.

Tupperware Brands’ products are sold in almost 100 countries around the world under eight brands: Tupperware, Avroy Shlain, BeautiControl, Fuller, Naturcare, Nutrimetics, Nuvo, and Swissgarde. Countries with emerging economies, those with GDP per capita classified as “low” or “medium” by the World Bank, accounted for 47 percent of 2007 sales, while countries with established economies accounted for the rest of sales. For the past five fiscal years 75 to 85 percent of total revenues from the sale of Tupperware Brands’ products have been in international markets.

III. DISTRIBUTION OF PRODUCTS

Tupperware. Tupperware’s products are distributed worldwide primarily through “direct selling” under which products are sold to consumers outside traditional retail store channels. The system facilitates the timely distribution of products to consumers, without having to work through intermediaries, and establishes uniform practices regarding the use of Tupperware trademarks and administrative arrangements, such as order entry, delivery and payment, along with the recruiting and training of dealers.

Tupperware products are primarily sold directly to distributors, directors, managers and dealers (“Sales Force”) throughout the world. Where distributorships are granted, they have the right to market Tupperware products using parties and other non-traditional retail methods and to utilize the Tupperware trademark. The vast majority of the sales force are independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

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

As of December 29, 2007, the Tupperware distribution system had approximately 1,800 distributors, 50,900 managers, and 1.0 million dealers worldwide. During the year approximately 12.5 million Tupperware parties took place worldwide.

Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Tupperware parties are held in homes, offices, social clubs and other locations. Tupperware products are also promoted through brochures mailed to persons invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, Tupperware utilizes catalogs, television and magazine advertising, which help to increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

In 2007, Tupperware continued the implementation around the world of its integrated direct access strategies to enhance its core party plan business and to allow consumers to obtain Tupperware products other than by attending a Tupperware party. These strategies include retail access points, Internet selling (which includes the option of personal websites for the United States sales force), and television shopping. In addition, Tupperware enters into business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner’s distribution channel, with a link back to the party plan business to generate additional Tupperware parties.

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

As of December 29, 2007, the sales force representing the Beauty businesses totaled 1.1 million, of which 627,000 were located in North America.

IV. COMPETITION

Tupperware. There are two primary competitive factors which affect the Registrant’s business: (i) competition with other “direct sales” companies for sales personnel and party dates; and (ii) competition in the markets for food storage, serving and preparation containers, toys and gifts in general. Tupperware has differentiated itself from its competitors through product innovation and quality (lifetime warranty on most Tupperware products). Tupperware believes it holds a significant market share in each of these markets in many countries.

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

V. EMPLOYEES

The Registrant employs approximately 12,800 people, of whom approximately 900 are based in the United States.

VI. RESEARCH AND DEVELOPMENT

The Registrant incurred $17.6 million, $15.6 million and $13.9 million for fiscal years ended 2007, 2006 and 2005, respectively, on research and development activities for new products.

VII. RAW MATERIALS

Tupperware. Products manufactured by Tupperware require plastic resins that meet its specifications. These resins are purchased through various arrangements with a number of large chemical companies located throughout Tupperware’s markets. As a result, Tupperware has not experienced difficulties in obtaining adequate supplies and generally has been successful in obtaining favorable resin prices on a relative basis. Research and development relating to resins used in Tupperware products are performed by both Tupperware and its suppliers.

Beauty. Materials used in the beauty businesses’ skin care, cosmetic and bath and body care products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the beauty businesses and through outsource arrangements are available from a number of sources. To date, the beauty businesses have been able to secure an adequate supply of raw materials for their products, and they endeavor to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in their operations.

VIII. TRADEMARKS AND PATENTS

Tupperware Brands considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware®, Fuller® and BeautiControl® trademarks, Tupperware Brands is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware®, Fuller® and BeautiControl® trademarks are registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents and trademarks used in Tupperware Brands’ business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware Brands has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments. The Company has a patent on the formula for its “REGENERATION”® alpha-hydroxy acid-based products.

IX. ENVIRONMENTAL LAWS

Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Registrant’s capital expenditures, liquidity, earnings or competitive position.

X. OTHER

Sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by dealers and their customers, as well as reduced promotional activities during this quarter. Sales generally increase in the fourth quarter as it includes traditional gift-giving occasions in many markets and as children return to school and households refocus on activities that include the use of Tupperware’s products along with increased promotional activities supporting these opportunities.

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

XI. EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 14, 2008).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience

Teresa C. Burchfield, age 45	Vice President, Investor Relations since August 2007 after serving as Vice President and Chief Financial Officer of BeautiControl since 2006. She served as Vice President and Controller of BeautiControl since 2004 and prior thereto as Director, Accounting and Finance.

Edward R. Davis III, age 45	Vice President and Treasurer since May 2004, after serving as Treasurer since May 2002.

R. Glenn Drake, age 55	Group President, Europe, Africa and the Middle East since August 2006, after serving as Group President, North America, Europe, Africa and the Middle East since January 2002.

Lillian D. Garcia, age 52	Executive Vice President and Chief Human Resources Officer since August 2005, after serving as Senior Vice President, Human Resources since December 1999.

V. Jane Garrard, age 45	Vice President, Internal Audit since May 2007 after serving as Vice President, Investor Relations since April 2002.

E.V. Goings, age 62	Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a director of R.R. Donnelley & Son Co. and SunTrust Bank of Central Florida, N.A.

Josef Hajek, age 50	Senior Vice President, Tax and Governmental Affairs since February 2006, after serving as Vice President, Tax since September 2001.

David T. Halversen, age 63	Group President, Asia Pacific and North America since August 2006, after serving as Group President, Tupperware Asia Pacific, Mexico and BeautiControl since January 2005, and as Group President, Latin America and BeautiControl since March 2003. Prior thereto, he served as Senior Vice President, Business Development and Planning since May 2002.

Simon C. Hemus, age 58	President and Chief Operating Officer since January 2007, after serving as Group President, International Beauty since December 2005. Prior thereto he served as Group President and Chief Executive Officer of the direct selling division of Sara Lee Corporation since 1993.

Rashit Ismail, age 46	Vice President, Global Product Marketing since April 2007, after serving in a succession of marketing positions in Tupperware Europe, Africa and the Middle East.

Michael S. Poteshman, age 44	Executive Vice President and Chief Financial Officer since August 2004 after serving as Senior Vice President and Chief Financial Officer since November 2003. Prior thereto, he served as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since May 2002.

Nicholas K. Poucher, age 46	Vice President and Controller since August 2007 after serving as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since November 2003. Prior thereto, he served as Vice President and Chief Financial Officer of Tupperware Products SA in Switzerland.

Name and Age	Office and Experience

Thomas M. Roehlk, age 57	Executive Vice President, Chief Legal Officer & Secretary since August 2005 after serving as Senior Vice President, General Counsel and Secretary since December 1995.

Gregory T. Sipla, age 41	Vice President, Strategy & Business Development since June 2007. Prior thereto, he served as Vice President, Strategic Planning of Constellation Brands Inc. since 2004 and as Director, Strategic Planning of Constellation Brands Inc, since 2002.

Christian E. Skroeder, age 59	Senior Vice President, Worldwide Market Development since April 2001, responsible for emerging markets in Asia Pacific and also NaturCare Japan beginning in 2006.

José R. Timmerman, age 59	Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 47	Vice President and Chief Technology Officer since August 2002.

Item 1A.	Risk Factors

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

The Company’s sales are directly tied to the activity levels of its sales force, which in large part is a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per party, the amount of sales per sales force member and the mix of high-margin and low-margin products sold at parties and elsewhere, and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow the revenue base of the Company and the inaccurate perception that the independent sales force system is at risk of being phased out.

International Operations

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

The Company derives over 80 percent of its net sales from operations outside the United States. Because of this, movement in exchange rates may have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the euro and the Mexican peso, however the Company also has foreign exchange exposure in the South American, Asian, Australian, Russian and South African currencies, among others. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign exchange rates. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.

Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, the Company may not be able to immediately repatriate its cash at the exchange rate used to translate its financial statements. If the Company is unable to repatriate its cash at the official exchange rate or if the official exchange rate devalues, it may have a material adverse impact on the results of operations, cash flows and/or financial condition.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico, South Africa and the United States. A significant downturn in the Company’s business in these markets could adversely impact the Company’s ability to generate profit and/or operating cash flows.

Legal and Regulatory Issues

The U.S. Federal Trade Commission has proposed business opportunity regulations which may have a negative effect upon the Company’s method of operating in the United States. It is not currently possible to gauge what any final regulation may provide, its effective date or its impact.

The Company’s business may also be affected by other actions of governments to restrict the activities of direct selling companies for various reasons, including the limitation on the ability of direct selling companies to operate through direct sales without the involvement of a traditional retail channel. Foreign governments may also seek to require that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export quotas and restrictions on repatriation of foreign earnings may negatively affect the Company’s international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the part of the direct selling companies. The U.S. government may impose restrictions on the Company’s ability to engage in business in a foreign country in connection with the foreign policy of the United States.

Product Safety

The materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes or the ingredients used in cosmetics, personal care or nutritional products causing harm to human health. It is the Company’s policy to use only those materials or ingredients that are approved by relevant regulatory authorities for contact with food or skin or for ingestion by consumers, as applicable.

General Business Factors

The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes and political instability may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or profitability of the Company’s plastic products. The Company is also subject to frequent counterfeiting and intellectual property infringement, which may be difficult to police and prevent, dependent upon the existence and enforceability of laws affording protection to Company property. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, may be relevant to performance as well.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains manufacturing plants in Belgium, Brazil, France, Greece, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in Belgium, China, India, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan, Mexico, New Zealand and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Registrant except for the Registrant’s United States properties and its New Zealand plant. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and in 2002 began selling parts of this property. To date, approximately 200 acres have been sold and about 300 acres remain to be sold in connection with this project, which is expected to continue for a number of years.

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

The Registrant has not sold any securities in 2005 through 2007 that were not registered under the Securities Act of 1933. As of February 21, 2008, the Registrant had 54,989 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 17 to the consolidated financial statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph

The following performance graph compares the performance of the Company’s common stock to the Standard & Poor’s 400 Mid-Cap Stock Index and the Standard & Poor’s 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 at December 28, 2002 and that all dividends were reinvested. The Company is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/28/2002	100.00	100.00	100.00
12/27/2003	119.36	135.54	137.15
12/25/2004	149.82	157.67	162.02
12/31/2005	172.38	178.85	169.39
12/30/2006	181.95	197.31	174.82
12/29/2007	274.33	214.27	158.43

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following information relates to the repurchase of the Registrant’s equity securities by the Registrant during each month of the fourth quarter of the Registrant’s fiscal year covered by this report:

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
9/30/07—11/3/07	—	—	—	$118,005,039
11/4/07—12/1/07	292,398	$32.74	292,398	108,432,818
12/2/07—12/29/07	—	—	—	108,432,818

	292,398	$32.74	292,398	$108,432,818

(a)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The intention is to use the proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. During the fourth quarter of 2007 the Company repurchased 292,398 shares at an aggregate cost of $9.6 million.

Item 6.	Selected Financial Data

The following table contains the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company’s audited consolidated financial statements which, for data presented for fiscal years 2007 and 2006 and for some data presented for 2005, are included as Item 8 of this Report. This data should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this Report.

(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
Operating results
Net sales :
Tupperware:
Europe (a),(b)	$688.2	$615.9	$602.5	$597.0	$546.0
Asia Pacific (a),(b)	292.4	239.7	204.5	194.8	213.6
North America (a)	289.8	255.5	253.6	278.7	315.0
Beauty:
North America (a),(b)	461.5	423.1	167.4	118.1	92.7
Beauty Other (a),(b)	249.5	209.5	51.3	35.7	26.7

Total net sales	$1,981.4	$1,743.7	$1,279.3	$1,224.3	$1,194.0

Segment profit (loss):
Tupperware:
Europe (a),(b),(c)	$111.0	$94.4	$116.2	$133.4	$110.0
Asia Pacific (a),(b),(c)	52.0	33.8	20.2	20.8	21.0
North America (a),(c)	21.3	8.7	0.5	(22.3)	(16.7)
Beauty:
North America (a),(b)	66.3	58.1	16.7	8.0	5.1
Beauty Other (a),(b)	(7.6)	(12.7)	(1.8)	1.7	(6.0)

Unallocated expenses (c),(d)	(43.9)	(36.4)	(28.3)	(32.7)	(40.5)
Other, net (d),(e)	11.8	12.5	4.0	13.1	4.3
Re-engineering and impairment charges (c)	(9.0)	(7.6)	(16.7)	(7.0)	(6.8)
Impairment of goodwill and intangible assets (f)	(11.3)	—	—	—	—
Interest expense, net (g),(h)	(49.2)	(47.0)	(45.1)	(13.0)	(13.8)

Income before income taxes	141.4	103.8	65.7	102.0	56.6
Provision for (benefit from) income taxes	24.5	9.6	(20.5)	15.1	8.7

Net income before accounting change	$116.9	$94.2	$86.2	$86.9	$47.9
Cumulative effect of accounting change, net of tax (i)	—	—	(0.8)	—	—

Net Income	$116.9	$94.2	$85.4	$86.9	$47.9

Basic earnings per common share before accounting change	$1.92	$1.57	$1.45	$1.49	$0.82
Cumulative effect of accounting change (i)	—	—	(0.01)	—	—

	$1.92	$1.57	$1.44	$1.49	$0.82

Diluted earnings per common share before accounting change	$1.87	$1.54	$1.42	$1.48	$0.82
Cumulative effect of accounting change (i)	—	—	(0.01)	—	—

	$1.87	$1.54	$1.41	$1.48	$0.82

See footnotes beginning on the following page.

Selected Financial Data (continued)

(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
Profitability ratios
Segment profit as a percent of sales:
Tupperware:
Europe (a),(b),(c)	16%	15%	19%	22%	20%
Asia Pacific (a),(b),(c)	18	14	10	11	10
North America (a),(c)	7	3	—	na	na
Beauty:
North America (a),(b)	14	14	10	7	6
Beauty Other (a),(b)	na	na	na	5	na
Return on average equity (j)	24.6	25.5	26.7	34.6	24.1
Return on average invested capital (k)	12.8	11.4	17.1	16.6	7.1
Financial Condition
Cash and cash equivalents	$102.7	$102.2	$181.5	$90.9	$45.0
Working capital	249.2	227.3	218.0	173.9	121.0
Property, plant and equipment, net	266.0	256.6	254.5	216.0	221.4
Total assets	1,868.7	1,712.1	1,734.1	976.3	915.9
Short-term borrowings and current portion of long-term obligations	3.5	0.9	1.1	2.6	5.6
Long-term obligations	589.8	680.5	750.5	246.5	263.5
Shareholders’ equity	522.7	400.5	335.5	290.9	228.2
Current ratio	1.55	1.63	1.48	1.60	1.42
Long-term obligations-to-equity	112.8%	170.0%	223.7%	84.7%	115.5%
Total debt obligations-to-capital (l)	53.2%	63.0%	69.1%	46.1%	54.1%
Other Data
Net cash provided by operating activities (h)	$177.4	$172.8	$140.2	$121.4	$105.6
Net cash used in investing activities	(25.0)	(131.5)	(511.4)	(27.0)	(30.6)
Net cash provided by (used in) financing activities (h)	(155.6)	(122.5)	459.5	(50.1)	(64.7)
Capital expenditures	50.3	52.1	52.0	43.6	40.0
Depreciation and amortization	63.5	72.9	50.8	50.8	52.6
Common Stock Data
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88
Dividend payout ratio (m)	47.1%	57.1%	62.4%	59.5%	107.3%
Average common shares outstanding (thousands):
Basic	60,904	60,140	59,424	58,432	58,382
Diluted	62,614	61,171	60,617	58,848	58,440
Year-end book value per share (n)	$8.35	$6.55	$5.53	$4.94	$3.90
Year-end price/earnings ratio (o)	17.7	14.7	13.7	13.7	20.6
Year-end market/book ratio (p)	4.0	3.4	3.5	4.1	4.3

a.	The Company reorganized its reporting segments as a result of changes in its management structure effective at the beginning of the 2007 fiscal year as follows:

•	There were no changes to the Company’s Europe, Asia Pacific or Tupperware North America segments.

•	The Fuller Mexico business previously included in the International Beauty segment was aggregated with BeautiControl North America to form the Beauty North America reporting segment.

•	The other businesses previously included in the International Beauty segment were grouped into the Beauty Other reporting segment.

Prior period data has been reclassified to reflect these changes.

b.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses, and the results of these operations have been included since the date of acquisition.

c.	The re-engineering and impairment charges line provides for severance and other exit costs. In addition to these costs, the Company has incurred various costs associated with its re-engineering activities that are not defined as exit costs under SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. These costs are included in the results of the applicable segment in which they were incurred or as part of unallocated expenses.

In January 2005, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. As a result, in 2005, $0.9 million, $0.5 million and $0.6 million was recorded in Europe, Asia Pacific and North America, respectively, for pretax costs incurred to relocate equipment from Hemingway to production facilities in those regions. Due to the capacity shift, the Company also recorded a $5.6 million reduction of its reserve for United States-produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold, and $1.2 million in the United States for the cost of equipment relocation. Both of these items are included in the Tupperware North America results for 2005. Total after-tax impact of these costs (gains) were $5.9 million, $5.8 million, $9.6 million, $4.3 million and $3.1 million in 2007, 2006, 2005, 2004 and 2003, respectively. See Note 3 to the consolidated financial statements.

d.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2007, 2006, 2005, 2004, and 2003, pretax gains from these sales were $5.6 million, $9.3 million, $4.0 million, $11.6 million and $3.7 million, respectively, and were recorded in Other, net. Certain members of management, including executive officers, received incentive compensation totaling $ 0.2 million, $0.1 million, $0.3 million and $0.2 million in 2006, 2005, 2004 and 2003, respectively, based upon completion of performance goals related to real estate development. These costs were recorded in unallocated expenses. Effective December 30, 2006, this incentive compensation program was terminated.

e.	Included in Other, net are:

•	Pretax gains of $4.4 million in 2006 and $1.5 million in 2004, as a result of insurance recoveries from hurricane damage suffered in 2004 at the Company’s headquarters location in Orlando, Florida;

•

A pretax loss of $1.2 million in 2006 as a result of a fire at the former manufacturing facility in Halls, Tennessee, and a pretax gain of $2.5 million in 2007, upon the settlement of the related insurance claim; and

•	Pretax gains of $2.1 million and $1.6 million in 2007, from the sale of excess land in Australia and the Company’s former Philippines manufacturing facility, respectively.

f.	In the third quarter of 2007, the Company completed its annual review of goodwill and intangible assets of the Acquired Units. As a result of this review the Nutrimetics goodwill and trade name were deemed to be impaired, resulting in a charge of $11.3 million. See Note 7 to the Consolidated Financial Statements.

g.	In 2007, the Company entered into a new credit agreement replacing its existing credit facility, which resulted in a non-cash write-off of deferred debt costs totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain floating-to-fixed interest rate swaps resulting in a $3.5 million termination payment also included in interest expense in 2007.

h.	In 2005, interest expense includes approximately $29 million in expense related to settling the Company’s $100 million 2006 notes and $150 million 2011 notes as part of its refinancing in conjunction with the Acquisition. $27.4 million of cash outflows associated with these transactions was included in the Company’s Form 10-K for fiscal 2005 as an outflow within the net cash used in financing activities section of the cash flow statement. This amount has been reclassified to net cash provided by operating activities. See Note 1 to Consolidated Financial Statements.

i.	In 2005, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement obligations, an Interpretation of FASB Statement No. 143. As a result, it recognized a $0.8 million (net of income tax benefit) charge for the cumulative effect of an accounting change to account for conditional environmental liabilities at facilities in the United States and Belgium.

j.	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

k.	Return on invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 38 percent, divided by the average shareholders’ equity plus debt, for the last five quarters.

l.	Capital is defined as total debt plus shareholders’ equity.

m.	The dividend payout ratio is dividends declared per share divided by diluted earnings per share.

n.	Year-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.

o.	Year-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

p.	Year-end market/book ratio is calculated as the year-end market price of the Company’s common stock divided by year-end book value per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for 2007 compared with 2006 and 2006 compared with 2005, and changes in financial condition during 2007. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2007 and 2006, as compared with 53 weeks in 2005. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.

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

Estimates included herein are those of the Company’s management and are subject to the disclosure in the Forward Looking Statements included in Item 7A.

Overview

	52 Weeks Ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	December 29, 2007	December 30, 2006
Net sales	$1,981.4	$1,743.7	14%		9%	$77.4
Gross margin	64.9%	64.7%	0.2	pp	na	na
Delivery, sales & administrative expense as a percent of sales	54.7%	56.3%	(1.6	) pp	na	na
Operating income	$194.1	$152.1	28%		17%	$13.1
Net income	$116.9	$94.2	24%		11%	$11.5
Net income per diluted share	$1.87	$1.54	21%		8%	$0.19

a	2007 actual compared with 2006 translated at 2007 exchange rates.
na	Not applicable
pp	Percentage points

Sales

Local currency sales for 2007 increased 9 percent compared to 2006 with all segments contributing to the increase, led by a significant increase in Asia Pacific, along with strong improvements in the Tupperware and Beauty North America segments. Nearly every market contributed to the increase in sales in Asia Pacific, resulting primarily from volume from larger and more productive sales forces. The significant increase in Tupperware North America was from all three units in the segment, including the United States business, which has achieved six consecutive quarters of higher sales resulting from a higher active sales force. Mexico had a strong increase in sales largely from the volume benefit of higher business-to-business sales. Beauty North America’s sales increased 9 percent compared with last year, due to a strong performance in Fuller Mexico and modest growth in BeautiControl. Beauty Other also reported a strong improvement in sales for the year, reflecting increases in the Company’s Central and South American businesses, as well as businesses in the Philippines offset by a decline in local currency sales in the Nutrimetics units. Sales in Europe showed modest improvement during 2007 with a 4 percent local currency increase over last year. This increase was due to the performance from the emerging markets, led by Russia and South Africa, offset by a decline in Germany.

The 2006 sales increase reflected $458.9 million more sales from the Acquired Units than in 2005 when they were only included in the Company’s results following their December 5, 2005 acquisition. Total 2006 sales by the Acquired Units were $496.7 million. There was also a net increase from the Tupperware units in Asia Pacific and North America and a net increase in Beauty North America. Sales in Europe were up, from the benefit of including the South African beauty units in the segment, which did not have sales for the first eleven months of 2005 prior to their acquisition.

Gross Margin

Gross margin as a percentage of sales increased to 64.9 percent in 2007 compared with 64.7 percent in 2006 and 64.3 percent in 2005. Margins in Europe and Beauty Other increased slightly in 2007 compared with 2006, primarily due to a favorable mix of products. This was offset by a decrease in margins in Beauty North America, reflecting a margin investment to clear inventory during the third and fourth quarters of 2007, as well as promotional offers designed to reinvigorate the sales force. Margins in Asia Pacific and Tupperware North America stayed flat during 2007.

The higher gross margin percentage in 2006 compared with 2005 was due to the inclusion of a full year of the Acquired Units’ results, which run a slightly higher margin rate than the other units, as well as improvement in North America from the sale of previously written down product at a higher price, lower sales under incentive offers and LIFO reserve liquidation. These were partially offset by a lower margin percentage in Europe due to lower utilization of production capacity and a higher proportion of sales in Germany under incentive offers with a lower margin percentage.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) as a percentage of sales was 54.7, 56.3 and 54.6 percent, in 2007, 2006, and 2005, respectively. DS&A as a percentage of sales decreased in 2007 compared with 2006 due to less amortization expense related to definite-lived intangible assets of the Acquired Units. These intangible assets are primarily the value of acquired independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $13.6 million in 2007 compared with $23.7 million in 2006. Also contributing to the decrease in DS&A as a percentage of sales was higher sales volume, which resulted in improved capacity utilization, and improvements in cost management offset by a higher provision for doubtful accounts and higher unallocated costs.

In 2006, the increase in DS&A as a percent of sales was due to the inclusion of a full year of the Acquired Units’ results, which run a slightly higher rate than the other units and $23.7 million of amortization of intangible assets recorded in purchase accounting for the Acquired Units’ sales force relationships compared to $1.7 million in 2005.

The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures. The unallocated expenses for 2007 increased $7.5 million compared with 2006, primarily due to an increase in incentive program accruals due to the Company’s favorable financial results, increased equity compensation and costs related to the new office of the Chief Operating Officer. The unallocated expenses increased $8.1 million during 2006 as compared with 2005 primarily due to equity compensation expense, net losses from foreign exchange and higher public relations costs incurred to contemporize the perception of the Company and its Tupperware brand.

As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.

Included in 2007 net income were pretax charges of $9.0 million for re-engineering and impairment compared with $7.6 million in 2006 and $16.7 million in 2005. These charges are discussed in the re-engineering costs section following.

In the third quarter of 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of the Acquired Units. As a result of this review, the Nutrimetics goodwill and trade name were deemed to be impaired, resulting in a non-cash impairment charge of $11.3 million. Refer to Note 7 to the Consolidated Financial Statements for a discussion of the impairment of goodwill and intangible assets.

During 2007, the Company continued its program to sell land for development near its Orlando, Florida headquarters which began in 2002. Pretax gains totaling $5.6 million were recognized as a result of transactions completed during 2007. This amount compared with pretax gains of $9.3 million during 2006 and $4.0 million during 2005. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in other periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $64.6 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the current mortgage credit crisis and as a result the program will likely continue after 2009, the Company’s previously anticipated completion date.

The 2007 operating results were positively impacted by the sale of excess land in Australia, resulting in a $2.1 million pretax gain and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippines manufacturing facility.

Additionally in 2006, the Company recorded a pretax loss of $1.2 million as a result of a fire at its former manufacturing facility in Halls, Tennessee. The amount was recorded based on the Company’s best estimate as of December 30, 2006. In 2007 a pretax gain of $2.5 million was recognized upon the settlement of the related insurance claim.

The Company also recognized in 2004 a $1.5 million pretax gain for the preliminary settlement of an insurance claim related to hurricane damage incurred at the Company’s headquarters, and in 2006 a $4.4 million pretax gain related to the final settlement of this claim.

In 2006, the Company adopted SFAS 123(R) Share Based Payment , which requires the Company to record compensation expense for all unvested options that were issued prior to the Company’s adoption of fair-value accounting. These options were not previously considered under the Company’s decision to adopt fair-value accounting prospectively as of the beginning of 2003. This change resulted in $0.6 million and $0.8 million of expense in 2007 and 2006, respectively. Additionally, 2007 and 2006 included $1.8 million and $1.5 million, respectively, of compensation expense the Company recorded immediately for options granted in those years related to clarification from the Securities and Exchange Commission regarding accounting for stock options granted to retiree-eligible participants (see Note 1 to the consolidated financial statements for further discussion). This change did not impact the total compensation cost to be recognized over time, but did accelerate it.

Re-engineering Costs

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

	2007	2006	2005
Re-engineering and impairment charges	$9.0	$7.6	$16.7
Cost of products sold	—	—	(2.4)

Total pretax re-engineering costs	$9.0	$7.6	$14.3

Total after-tax re-engineering costs	$5.9	$5.8	$9.6

In 2007, the Company recorded $3.4 million in severance cost related to headcount reductions totaling 80 positions in Australia, France, Japan, Mexico, the Netherlands, the Philippines, Switzerland, Thailand and Uruguay. The majority of the severance costs were from the consolidation of certain operations in Australia, France, Japan and the Netherlands. In 2007, $1.2 million in re-engineering charges were also recorded associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth to ultimately allow the consolidation with distribution. Lease and related costs, which are still due on the former BeautiControl manufacturing facility were also included in the re-engineering charge. In the fourth quarter of 2007, the Company incurred re-engineering costs of $0.8 million in relocating its Belgian manufacturing operation to a newly built facility. The Company also recorded $3.6 million in impairment charges related to asset impairments, primarily related to its South Carolina, BeautiControl and Japanese manufacturing and distribution operations.

In 2006, re-engineering and impairment charges of $7.6 million included $7.5 million primarily related to severance costs incurred to reduce headcount in the Company’s Canada, Belgium, Philippines, Australian mold making and Europe operations. The remaining $0.1 million was to write down the value of certain assets of the Company’s former Philippines manufacturing facility.

In 2005, re-engineering and impairment charges of $16.7 million included $10.2 million primarily related to severance costs incurred to reduce headcount in the Company’s South Carolina, Orlando, Belgium, France and Portugal operations. In December 2004, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. In 2005, the Company implemented its plans related to the Hemingway facility which resulted in the elimination of 269 positions and pretax severance and outplacement costs of approximately $7.2 million. An additional $0.9 million of severance was recorded for the elimination of 43 positions in the Company’s U.S. sales operation. The remaining balance of the $16.7 million charge was largely related to impairment charges recorded to write down the value of certain of the Company’s United States warehousing and distribution capacity and related equipment, as well as a former manufacturing facility in Halls, Tennessee. In addition to headcount reductions, $3.2 million of pretax costs were incurred to relocate equipment to other facilities. As a result of the capacity shift, the Company also realized a $5.6 million reduction of its reserve for United States produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold. Both of these items were recorded in cost of products sold.

For further details of the re-engineering actions, refer to Note 3 to the Consolidated Financial Statements.

Net Interest Expense

The Company incurred $49.2 million of net interest expense in 2007 compared with $47.0 million in 2006. In September 2007, the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans (“2007 Credit Agreement”). Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005, which was obtained in conjunction with the closing of the Acquisition. The previous agreement was then terminated. As a result, $6.1 million in deferred debt fees were written off and included in net interest expense for the year ended December 29, 2007. At the same time, the Company settled certain floating-to-fixed interest rate swaps that were hedging the borrowings under the previous credit agreement, resulting in a termination payment of $3.5 million that was also included in net interest expense for 2007. The new credit agreement provides for a lower interest rate spread and commitment fee compared with the Company’s previous agreement, which is expected to result in lower interest expense of about $20 million over the five years from the new agreement’s initiation, versus what would have been incurred under the previous agreement. The Company expects to realize approximately $5 million of this benefit over the first 12 months of the new agreement.

These charges were partially offset by a reduction in net interest expense incurred on the Company’s outstanding borrowings during 2007 reflecting a lower average debt level of $685.7 million in 2007 compared with $776.6 million in 2006. Additionally, as more fully discussed in the Market Risk section, in the first quarter, the Company entered into euro net equity hedges for the equivalent of $300 million expiring at various points in 2007 and 2008 and a smaller amount of similar contracts denominated in Japanese yen expiring in 2008. In addition to hedging the Company’s equity exposure to the euro and Japanese yen falling in value versus the U.S. dollar, the contracts also effectively converted this amount of the Company’s outstanding term debt from U.S. dollars to the euro and Japanese yen where the Company generates cash flows. The euro net hedge position was reduced by half in the third quarter of 2007 and the Japanese yen hedge position was also reduced at that time. As a result of relative interest rates among Europe, Japan and the United States, these contracts had a positive impact on net interest expense of about $4.0 million for the year ended December 29, 2007. See additional discussion in Liquidity and Capital Resources.

Also contributing to the increase in net interest expense during 2007 was lower interest income compared with 2006. Interest income during 2007 was $3.8 million compared with $8.1 million in 2006, which included $3.6 million earned from an escrow account funded in December 2005 at the time of the Acquisition. In order to discharge the Company’s $100.0 million 7.25 percent Notes due in October 2006, the Company funded an escrow account with cash in December 2005. Since the notes were paid off from the escrowed funds at the due date, the escrow account was closed and no further interest income has been earned.

The Company incurred $47.0 million of net interest expense in 2006 compared with $45.1 million in 2005. Increased interest expense in 2006 was driven largely by the higher level of borrowing that resulted from financing the Acquisition in late 2005. The Company’s primary borrowing in 2006 was through term loans due in 2012 under its previous credit facility. The Company maintained a portfolio of foreign exchange forward contracts that reduced interest expense by approximately $2.0 million in 2006. Interest expense for 2005 included a make-whole payment of $21.9 million for the early retirement of the Company’s $150 million notes in connection with entering into new financing arrangements for the Acquisition and $6.0 million for the discharge of obligations related to $100 million of notes due in 2006. Issuance costs of approximately $0.8 million related to the retired debt were also written off as part of interest expense. A credit of $3.2 million to recognize net deferred gains on interest rate swaps related to these debt agreements that were previously closed offset some of this expense. Interest expense also included a $3.1 million payment to close an interest rate hedge the Company previously entered into to lock in the base interest rate on the previously expected refinancing of its 2006 notes. As the Company progressed toward closing the Acquisition it became no longer probable in the third quarter of 2005 that the debt would be refinanced, and this agreement was no longer an effective hedge.

Tax Rate

The effective tax rates for 2007, 2006, and 2005 were 17.3, 9.2 and (31.2) percent, respectively. The increase in the rate in 2007 largely reflected a lower level of foreign tax credit benefits, along with higher provisions for tax exposures. The effective tax rates for 2007 and 2006 are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

In 2005, the Company reached a settlement with its former parent company resulting in a cash receipt of $46 million including interest, related to pre-June 1996 tax liabilities. This combined with lower foreign rates and foreign tax credits generated a net tax benefit of approximately $25 million after considering amounts previously recorded as a receivable on the Company’s balance sheet and a provision for taxes related to the interest portion of the settlement. This transaction, together with various audit settlements and year-end tax planning transactions, resulted in the negative provision for income taxes for 2005.

The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. The Company does not record a valuation allowance where it has concluded that it is more likely than not that the benefits would ultimately be realized. This assessment was based upon expectations of improving domestic operating results as well as anticipated gains related to the Company’s sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. Refer to the critical accounting policies section and Note 12 to the consolidated financial statements for additional discussions of the Company’s methodology for evaluating deferred tax assets.

Based on expected revenue and profit contributions of the Company’s various operations, management expects a tax rate several percentage points higher in 2008 compared with 2007. As discussed in Note 12 to the Consolidated Financial Statements, the requirements of FIN 48 and FSP FIN 48-1, which the Company implemented at the beginning of 2007, has clarified guidance surrounding the recognition and derecognition of uncertain tax positions, including the timing and effective settlement of those adjustments. As of the end of 2007, the Company classified approximately $5.6 million of unrecognized tax benefits as a current liability, representing potential settlement of tax positions in one or more jurisdictions. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

Net Income

For 2007, operating income showed substantial growth of 28 percent compared with 2006, due to improvements in all the Company’s segments led by significant increases by the Tupperware brand segments, resulting from higher sales volume and improved capacity utilization, as well as $10.1 million in lower amortization expense of definite-lived intangibles recorded in connection with the Acquisition. The Company was also positively impacted by foreign currency changes primarily due to a stronger euro, Australian dollar and Russian ruble. The higher profit from the segments also led to a $22.7 million or 24 percent, increase in net income versus 2006. This was despite an $11.3 million impairment of goodwill and intangible assets recorded in the third quarter of 2007 and $9.6 million of interest expense recorded as a result of implementing the new credit agreement, which triggered the one-time costs outlined previously.

As outlined previously, the Company had various dispositions of property, plant and equipment and re-engineering charges in 2007, which in total were not significantly different in amount than similar items in 2006.

For 2006, net income was up compared with 2005 primarily due to the full year inclusion of the Acquired Units, which generated $33.1 million in profit, or $57.5 million before considering amortization of intangible assets recorded in purchase accounting, compared with $2.2 million in 2005 for the one month they were owned by the Company. Profit also improved in the Tupperware units in Asia Pacific; there was a significantly lower loss by Tupperware United States and Canada, and a small improvement in profit by BeautiControl. Also impacting the comparison was higher unallocated corporate expenses, lower re-engineering and impairment charges, and the large, favorable 2005 tax related settlement with the Company’s former parent outlined above.

International operations accounted for 83, 84 and 76 percent of the Company’s sales in 2007, 2006 and 2005, respectively. They accounted for 92, 90 and 97 percent of the Company’s net segment profit in 2007, 2006 and 2005, respectively. The increase in the percent of sales from international operations in 2007 and 2006 compared with 2005 was due to the inclusion of the Acquired Units’ results of operations for a full year. Countries with emerging economies, those with GDP per capita classified as “low” or “medium” by the World Bank, accounted for 47 percent of 2007 sales, while countries with established economies accounted for the remainder of sales.

Segment Results 2007 vs. 2006

(Dollars in millions)	2007	2006	Change			(a) Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2007	2006
Net Sales
Tupperware:
Europe	$688.2	$615.9	$72.3	12%		4%		$49.0		35%	35%
Asia Pacific	292.4	239.7	52.7	22		17		11.0		15	14
North America	289.8	255.5	34.3	13		13		1.0		15	15
Beauty:
North America	461.5	423.1	38.4	9		9		—		23	24
Beauty Other	249.5	209.5	40.0	19		10		16.4		12	12

Total net sales	$1,981.4	$1,743.7	$237.7	14		9		$77.4		100	100

Segment profit
Tupperware:
Europe (b)	$111.0	$94.4	16.6	18		8		$8.4		46%	52%
Asia Pacific (b)	52.0	33.8	18.2	54		42		2.9		21	19
North America	21.3	8.7	12.6	+		+		0.1		9	5
Beauty:
North America (b)	66.3	58.1	8.2	14		14		0.1		27	32
Beauty Other (b)	(7.6)	(12.7)	5.1	40		37		(0.5)		na	na
Segment profit as a percentage of sales
Tupperware:
Europe	16%	15%	na	0.8	pp	0.7	pp	0.1	pp	na	na
Asia Pacific	18	14	na	3.7		3.3		0.4		na	na
North America	7	3	na	3.9		3.9		—		na	na
Beauty:
North America	14	14	na	0.6		0.6		—		na	na
Beauty Other	na	na	na	na		na		na		na	na

a.	2007 actual compared with 2006 translated at 2007 exchange rates.
b.	Includes amortization of identified intangibles valued as part of acquisition accounting in 2007 and 2006, respectively, of $1.0 million and $1.7 million in Europe, $2.1 million and $3.9 million in Asia Pacific, $6.0 million and $11.1 million in Beauty North America and $4.5 million and $7.0 million in Beauty Other.
+	Increase greater than 100 percent.
pp	Percentage points
na	Not applicable

Europe

Local currency sales increased four percent in the year ended 2007, largely due to continued success in the emerging markets driven primarily by Russia, South Africa and Turkey resulting from growth in the sales force and improved productivity. Russia’s increase came partly from geographic expansion and Tupperware South Africa benefited from an additional independent management level to provide emphasis on recruiting and training sale force members (“Team Leader”), which helped to grow the sale force. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $201.2 million and $149.9 million or 29 percent and 24 percent of net sales in this segment for 2007 and 2006, respectively. Of the $51.3 million emerging markets increase, $5.7 million was from the impact of changes in foreign currency exchange rates.

These increases in local currency sales were offset by a double-digit decrease in Germany, the segment’s largest business, resulting from a smaller sales force as recruiting of new sales force members has been below the Company’s objectives for several quarters. In an effort to increase the sales force size, the Team Leader management level was added to the independent sales force structure in the fourth quarter of 2006. This, along with an improved new product program and product selection going forward, and an emphasis on enabling the sales force to recruit new party hostesses and thus reach new consumers is expected to ultimately lead to higher sales. The trend did improve during the year, as there was a 3 percent year-over-year increase in local currency sales in the fourth quarter, following double-digit decreases in each of the first three quarters. The total German sales force was smaller than the prior year by 13 percent at the beginning of 2007 and 3 percent at December 29, 2007. In 2007 and 2006 the German market accounted for $192.4 million and $198.0 million of the segment’s sales, respectively. For the year ended December 29, 2007, sales in the German market were positively impacted by $18.3 million from a stronger euro versus the U.S. dollar.

The sales decline in Germany included a $3.2 million decrease in business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangement will be integrated with the core party-plan channel. Consequently, activity in one period may not be indicative of future periods. For the entire segment, business-to-business sales were $4.3 million for 2007 compared with sales of $8.5 million for 2006.

The euro was the main currency that led to the 8 percentage point improvement in 2007 versus 2006 sales from stronger foreign currencies.

For 2007, compared with 2006, segment profit increased $16.6 million and segment profit as a percentage of sales increased 0.8 percentage points. The higher segment profit was due to the higher sales in the emerging markets along with higher margins resulting from a favorable product mix. These factors were partially offset by a decline in Germany resulting from lower sales, and an increase in the provision for doubtful accounts during 2007, reflecting lower profitability by the Company’s independent distributors. Approximately half of the profit improvement in 2007 was from stronger foreign currencies, primarily the euro and Russian ruble.

Asia Pacific

Asia Pacific experienced substantial growth in 2007 with every business showing increased sales performance with the exception of the NaturCare business in Japan. Sales in the segment’s emerging markets grew 26 percent, led by China, Indonesia and Korea. China’s increase reflected more outlets in operation and higher productivity. Indonesia and Korea benefited from larger and more productive sales forces, which were the result of successful promotions and product launches, including NaturCare products in Korea for the first time. Korea also maintained a high level of business-to-business sales.

The main sales increases among the segment’s established markets were in Australia and Tupperware Japan. In Australia, a modestly larger sales force was much more productive, reflecting the successful positioning of the earnings opportunity for the sale force and Tupperware as a lifestyle brand. The use of the Team Leader program to increase the number of sales force leaders also had a favorable impact. In Japan, the sales force grew significantly as the result of a successful shift in strategy to recruit many more customer representatives and to work to develop these members into sellers.

Segment profit increased significantly compared with 2006, reflecting the higher sales, a higher share of sales from Australia which runs at a higher return on sales than the average for the segment and improved value chains in the Tupperware and NaturCare Japan businesses, in part reflecting the consolidation of distribution facilities.

The positive impact from foreign currencies on the comparison of 2007 sales and profit with 2006 was most significantly from the Australian dollar with smaller contributions from currencies in Malaysia/Singapore, China and India.

Tupperware North America

All markets in the segment showed an increase in sales during 2007 compared with last year. Net sales in Tupperware Mexico increased 12 percent which was in part due to an increase of $6.3 million in business-to-business sales. Tupperware United States had a strong increase in sales during 2007 resulting from a higher active sales force, in part reflecting strong recruiting results. The Tupperware United States sales force at the end of 2007 was higher than the prior year by 13 percent, although the segment as a whole ended the year with a 10 percent decrease in sales force mainly due to lower recruiting by Tupperware Mexico. Overall, the Company believes that the improvement in Tupperware United States is directly related to the impact of the change to a multi-tier sales force compensation structure that was completed in April of 2005, as well as a strategy for expanded and enhanced sales force training. This new compensation system provides for override commissions on group sales with an emphasis on the earnings opportunity and recruiting new sellers into the business. This type of compensation system was also in use in some of the Company’s other businesses prior to its implementation by Tupperware United States, and has since been implemented in additional businesses where the Company believes its use is appropriate.

Tupperware North America’s profit increased $12.6 million over 2006 coming from a sharp increase in profit in the United States and Canadian businesses, which had losses in 2006, as well as a substantial improvement in Mexico. This primarily reflected higher sales volume, along with improved capacity utilization and an improved cost structure. Also contributing was the consolidation of the bulk of Canadian administrative activities with the United States. Offsetting these factors was the absence of the $1.6 million benefit in 2006 from a reduction of the LIFO inventory reserve.

Beauty North America

Net sales on a local currency basis increased 9 percent in 2007 compared with last year, resulting from improvement in both Fuller Mexico and BeautiControl North America. In 2007 and 2006, Fuller Mexico accounted for a large proportion of the segment’s sales and profit. Sales at Fuller Mexico increased 11 percent in local currency over last year. This increase was the result of strong growth in its total and active sales forces as well as an increase in the average size of orders due to successful promotions and a positive response to new products. The increase in sale force was driven mainly by an increase in recruiting as well as lower turnover rates achieved through successful incentive programs. BeautiControl North America also contributed to the increase in segment sales for 2007, due to a favorable sales force reception to an investment in merchandising programs designed to serve the dual purpose of reducing inventory levels and energizing the sales force.

The increase in local currency profit was due to the increase in sales volume as well as lower amortization of definite-lived intangible assets acquired of $5.1 million compared with 2006. This improvement was partially offset by a decline in the gross margin percentage at BeautiControl North America resulting from an unfavorable mix and product pricing from the above mentioned investment, as well as incremental costs of operating in a larger manufacturing facility, to which the Company moved into in the first quarter of 2007 and incremental distribution and freight costs. Fuller Mexico had a slightly lower return on sales from the timing of certain promotional and incentive costs and a lower gross margin percentage resulting from outsourced production.

Beauty Other

Net local currency sales for the segment increased 10 percent in 2007 over 2006. The strong performance in the segment was led by the Central and South American businesses, most notably Tupperware Venezuela and Tupperware Brazil, reflecting higher active sales forces achieved through strong incentive and recruiting programs as well as improved pricing. Also contributing to the increase in sales was Fuller Philippines with a strong improvement over last year resulting from a higher active sales force, reflecting improved recruiting. This was offset by lower sales levels in the Nutrimetics businesses resulting from smaller active sales forces. Strategies have been implemented to drive sales force growth in these businesses with limited improvement in the sales force metrics to date.

The lower segment loss for 2007 of $7.6 million compared with a loss of $12.7 million in 2006 was primarily the result of the higher sales volume, favorable product mix resulting in improved gross margins and lower inventory write downs required in 2007 compared with 2006. Also contributing to the improved results in 2007 was lower amortization of definite-lived intangible assets acquired of $2.5 million.

Strong foreign currencies had a 9 percentage point positive impact on the sale comparison, which came primarily from the Philippine peso and Australian dollar. The foreign exchange impact on the profit comparison was not significant.

Segment Results 2006 vs. 2005

(Dollars in millions)	2006	2005	Change			(a) Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2006	2005
Net Sales
Tupperware:
Europe (b)	$615.9	$602.5	$13.4	2%		1%		$4.9		35%	47%
Asia Pacific (b)	239.7	204.5	35.2	17		17		0.3		14	16
North America	255.5	253.6	1.9	1		—		0.7		15	20
Beauty:
North America (b)	423.1	167.4	255.7	+		+		(0.1)		24	13
Beauty Other (b)	209.5	51.3	158.2	+		+		2.7		12	4

Total net sales	$1,743.7	$1,279.3	$464.4	36		35		$8.5		100	100

Segment profit
Tupperware:
Europe (b), (c)	$94.4	$116.2	$(21.8)	(19)%		(19)%		$0.5		52%	77%
Asia Pacific (b), (c)	33.8	20.2	13.6	67		59		1.1		19	13
North America	8.7	0.5	8.2	+		+		(0.2)		5	—
Beauty:
North America (b), (c)	58.1	16.7	41.4	+		+		—		32	11
Beauty Other (b), (c)	(12.7)	(1.8)	(10.9)	+		+		(0.3)		na	na
Segment profit as a percentage of sales
Tupperware:
Europe	15%	19%	na	(4.0	) pp	(3.9	) pp	(0.1	) pp	na	na
Asia Pacific	14	10	na	4.2		3.7		0.5		na	na
North America	3	—	na	3.2		3.3		(0.1)		na	na
Beauty:
North America	14	10	na	3.7		3.7		—		na	na
Beauty Other	na	na	na	na		na		na		na	na

a.	2006 actual compared with 2005 translated at 2006 exchange rates.
b.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses and its results of operations have been included since the date of acquisition.
c.	Includes amortization for identified intangible valued as part of acquisition accounting in 2006 and 2005, respectively, of $1.7 million and $0.1 million in Europe, of $3.9 million and $0.3 million in Asia Pacific, of $11.1 million and $0.8 million in Beauty North America and $7.0 million and $0.5 million in Beauty Other.
+	Increase greater than 100 percent.
pp	Percentage points
na	Not applicable

Europe

The slight increase in European sales in 2006 compared with 2005 was primarily due to the inclusion of the acquired South African beauty units. Excluding these units, local currency sales were three percent lower largely due to a 14 percent sales decline in Germany, the segment’s largest market, driven by a reduction in total and active sales force. In 2006 and 2005 the German market accounted for $198.0 million and $231.0 million of the segment’s sales, respectively. Additionally, in the Europe segment approximately $8 million less business-to-business sales compared with 2005 contributed to the sales decline. Other markets that were down versus 2005 were the Netherlands, Austria and Switzerland all due to a decrease in average active sales force, and in the case of Switzerland a large business-to-business transaction that did not recur.

These declines were partially offset by Tupperware South Africa which had a significant increase in sales versus 2005 driven by good recruiting and increases in total and average active sales force. The emerging markets had strong increases in 2006 with a combined growth of 71 percent versus 2005, led by Russia, Turkey, Poland and South Africa, while their contribution to total sales for the segment grew from 15 percent in 2005 to 24 percent in 2006. The largest sales growth contribution came from Russia, which was up 60 percent and contributed the largest dollar increase compared with 2005 of all markets in the segment.

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

Asia Pacific

Net sales for 2006 increased both as reported and in local currency. Excluding NaturCare, the acquired Japan beauty unit that only had sales in one month in 2005, sales were up eight percent in local currency. Sales were up in virtually all markets, led by China, India and Indonesia, which in total were up 28 percent, with the largest increase coming from China up 44 percent. In China, direct selling has been limited by law, and the Company reaches consumers through independent store fronts where the number of storefronts grew 25 percent to 2,400. Japan, Korea and Australia had modest growth in local currency versus 2005 driven by more productive sales forces offset by less business-to-business sales in Korea.

Excluding NaturCare, segment profit increased in both reported and local currency reflecting improvement in most markets and led by the emerging markets. Though costs showed a dollar increase versus 2005, as a percent of sales they were down driven primarily by leverage from sales growth, resulting in a 4.2 percentage point increase in return on sales.

North America

The slight increase in North American sales was primarily due to growth by Tupperware Mexico offset by a slight decrease in the United States. Mexico sales were up slightly in local currency driven by a slightly larger sales force, an increase in business-to-business sales and five percent growth in the sale of BeautiControl products. Canada sales were up modestly due to better productivity by the sales force partially due to the implementation of a new compensation plan which mirrors the plan implemented in the U.S. in 2005. In the United States, sales were down slightly versus 2005 although they were up in each of the third and fourth quarters versus 2005. Though total and active sales forces were down for 2006, productivity was up driven by the new multi-tier sales force compensation system implemented in 2005.

North America’s profit came from Tupperware Mexico where there was a 12 percent increase primarily reflecting sales growth but also a slight improvement in promotion and distribution expenses. There was a decrease in the U.S. loss of over 90 percent. The lower loss was driven by a higher gross margin percentage and a reduction in DS&A expenses. The improvement in gross margin was due to the sale of previously written down product at a higher price, fewer sales incentive offers and a reduction in the LIFO reserve. The improvement in expenses was primarily due to a reduction in distribution costs driven by improved freight pricing and a greater number of consolidated shipments. Additionally, in the United States, post retirement benefit costs were $1.2 million favorable in 2006 compared with 2005.

Beauty North America

Beauty North America had a significant increase in sales and profit. There was an increase by Fuller Mexico mainly due to the business being included in the Company’s results of operations beginning on December 5, 2005 with the closing of the Acquisition compared with a full year in 2006. The BeautiControl business started 2006 slowly but was up 6 percent in the second half of that year. The improvement in sales, particularly in the second half of 2006, was due to increased volume reflecting a year-over-year total and active sales force size advantage. Recruiting remained strong in 2006 with a Spring campaign that was the second largest in BeautiControl’s history. The sales force growth continued to be fueled by both a strong earnings opportunity and an easy, replicable interactive party experience, the “Spa ESCAPE”.

The sales growth was the primary reason for the profit improvement along with a slight improvement in gross margin driven by a better mix of sales. These were partially offset by higher operating expenses for recruiting of sales force members and transition costs incurred for a new manufacturing facility at BeautiControl, as well as a full year of amortization related to intangible assets recorded in Fuller Mexico as part of the Acquisition.

Beauty Other

The Acquired Units’ sales and profit were included in the Company’s results beginning on December 5, 2005 with the closing of the Acquisition. Therefore, a full year of these units’ results were included in 2006 compared with only approximately a month in 2005.

Segment profit reflected the same factors as sales, along with approximately $7.0 million of negative impact from amortization expense primarily associated with intangible assets recorded in purchase accounting for the Acquired Units’ sales force relationships.

Financial Condition

Liquidity and Capital Resources

Working capital increased, reaching $249.2 million as of December 29, 2007 compared with $227.3 million as of December 30, 2006 and $218.0 million as of December 31, 2005. The current ratio was 1.6 to 1 at the end of 2007 and 2006 and 1.5 to 1 at the end of 2005.

The 2007 increase in working capital reflected a $12.0 million increase from stronger foreign currencies. Also contributing to the increase was a $27.1 million net increase in income tax related assets and $22.0 million more inventory. Notwithstanding the higher inventory amount, in light of fourth quarter 2007 sales being 11 percent higher than fourth quarter 2006, in local currency, days inventory on hand improved slightly versus the end of 2006. Partially offsetting these items was a net of $14.1 million more payables under hedge contracts and higher accruals totaling $27.3 million for compensation, mainly incentives, and the timing of certain non-income tax payables in Mexico. In January 2008, the Company paid $19.0 million related to non-income tax payables due in Mexico.

The 2006 working capital increase was primarily due to cash generated from operations and an increase in accounts receivable driven by strong year-end sales in Mexico.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005 (“2005 Credit Agreement), which was obtained in conjunction with the closing of the Acquisition as further discussed below. The 2005 Credit Agreement was then terminated. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed in Note 8 to the Consolidated Financial Statements. As a result of terminating the 2005 Credit Agreement, $6.1 million in deferred debt fees were written off and included in net interest expense for the year ended December 29, 2007. Quarterly principal payments of $1.5 million are due on the term loans beginning June 2008, with any remaining principal due in September 2012; however, the agreement permits the Company to omit these payments if certain prepayments have been made during the previous four quarters. The Company made such optional prepayments in the fourth quarter of 2007 totaling $35.0 million. The agreement also requires additional principal payments consisting of 100 percent of cash generated from certain asset sales, certain insurance proceeds and certain new debt issuances, as well as up to 50 percent of excess cash flows. Excess cash flows are substantively defined as net cash provided by operating activities less capital expenditures, required debt payments and actual dividends paid up to $60 million annually. However, the 2007 Credit Agreement provides that cash may be used to repurchase shares using proceeds from stock option exercises and also repurchases beyond the use of option proceeds if the leverage ratio as defined under the credit agreement is and will remain below 2.0 times and the other covenants in the agreement are met. See Note 8 to the Consolidated Financial Statements. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 0.625 percent to 1.25 percent and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. As of December 29, 2007, the applicable margin was 1.0 percent, resulting in an effective interest rate on outstanding borrowings of 5.9 percent, for the Company’s LIBOR-based borrowings.

The 2007 Credit Agreement contains covenants of a similar nature to those under the previous agreement and customary for similarly rated companies. While the covenants are restrictive and could inhibit the Company’s ability to pay dividends or buy back stock, the Company currently believes it will be able to continue paying its current $0.22 per share quarterly dividend under the covenant requirements. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. See further information in Note 8 to the Consolidated Financial Statements.

The Company’s 2005 Credit Agreement required it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. Beginning in December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The swap agreements called for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.8 percent. The swap agreements combined with a contractual 150 basis point spread gave the Company an all-in effective rate of 6.3 percent on these borrowings. The swap agreements were scheduled to expire in 2009 through 2012. In order to maintain compliance with the three-year requirement, in the second quarter of 2007, the Company terminated three swaps with a total notional value of $175 million and purchased three new swaps with the same notional value that were to expire in 2012. Following this action, all of the swaps were to expire in 2011 and 2012. A gain of $0.5 million was realized on the termination of these agreements and was capitalized as a component of debt. As further discussed in Note 8 to the Consolidated Financial Statements and noted above, in September 2007 the Company entered into the 2007 Credit Agreement, replacing the 2005 Credit Agreement. As a result, these swap arrangements were terminated in September 2007 resulting in a termination payment of $3.5 million. In connection with retiring the 2005 Credit Agreement, the $0.5 million deferred gains on the previously terminated swaps were fully recognized and both amounts were included as a component of net interest expense for the year ended December 29, 2007.

As previously noted, the 2007 Credit Agreement also has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years. In September 2007, the Company entered into four new interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these new swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the new credit agreement, of 100 basis points as of December 29, 2007, gave the Company an all-in effective rate of about 5.8 percent on these borrowings at that date.

The 2005 Credit Agreement was entered into in conjunction with closing the Acquisition that included a seven-year $775 million term loan bearing an annual interest rate of 150 basis points over the LIBOR rate and a $200 million revolving credit facility. This agreement replaced the Company’s then existing $200 million revolving line of credit. The Company used cash on hand and the term loan borrowings to fund the amount due to Sara Lee Corporation, to discharge its then outstanding $100 million notes due in 2006 and to repay its $150 million notes due in 2011. The settlement of the 2011 notes required make-whole payments to the note holders of approximately $22 million. In anticipation of this transaction, the Company closed fixed to variable interest rate swaps with combined notional amounts totaling $150 million that were scheduled to expire in 2011 with the notes. These swaps were entered to convert the Company’s $150 million notes from fixed to variable interest rates. Closing these swaps resulted in a loss of approximately $3.1 million that was recorded as a component of income when the notes were settled. The Company also exited an agreement to lock in a fixed 10-year treasury rate that was to provide the base interest for an anticipated refinancing of its $100 million 2006 notes. The $3.1 million cost to exit this arrangement was recorded as a component of interest expense in the third quarter of 2005. In addition to the amounts discussed above, upon closure of the transaction, the Company expensed unamortized debt issuance costs relating to the settled debt totaling approximately $0.8 million and recognized deferred net gains related to previously terminated hedging arrangements associated with the settled debt. These net gains were $3.2 million.

The $775.0 million Term Loan was reduced to $745.0 million at the end of 2005, and principal payments made during 2006 further reduced the balance to $669.2 million as of December 30, 2006. Due to prepayments made in the fourth quarter of 2005, the Company had no scheduled payments in 2006. However, the Company made voluntary payments of $63.0 million and mandatory payments of $12.8 million. The mandatory payments were a result of the sale of land in the Orlando, Florida area. Prior to entering into the 2007 Credit Agreement, the Company had made $65.0 million in voluntary payments and $12.1 million in mandatory payments with proceeds from the sale of land in Orlando, Florida, sale of other excess land and insurance settlements. In the fourth quarter of 2007, the Company made an additional voluntary payment of $35.0 million on the 2007 Credit Agreement reducing the Company’s balance on these borrowings to $565.0 million at the end of 2007.

The Company’s two debt rating agencies, Standard and Poor’s and Moody’s, have both rated the Company. Standard and Poor’s currently rates the corporate credit rating of the Company BB and assigns a stable outlook. It currently has rated the Company’s 2007 Credit Agreement as BBB-. Moody’s assigns a rating of Ba2 to the corporate family rating of the Company.

As of December 29, 2007, the Company had $185.9 million available under its revolving line of credit and $106.6 million available under other uncommitted lines of credit, along with a cash balance of $102.7 million. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico, the Philippines, Russia, South Africa and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. The previously discussed downturn in the Company’s German business has impacted its ability to contribute the same historical level of operating cash flows to the Company. However, this has not resulted in a material negative impact to the Company as a whole. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and promotional programs.

Included in the cash balance of $102.7 million reported at the end of 2007 was $14.4 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company has applied to transfer approximately $11.0 million of such amount out of the country. The Company believes it could immediately repatriate the cash from Venezuela, but it would only currently be able to do so at an exchange rate that would be about 60 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Income Statement.

The debt-to-total capital ratio at the end of 2007 was 53 percent compared with 63 percent at the end of 2006. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The decrease in debt from the same period a year ago reflected the debt principal payments made from cash generated from operating activities and from the sale of real estate and other assets. The increase in equity resulted largely from earnings in 2007, reduced by dividends paid during the year, plus positive foreign currency translation adjustments net of hedge losses.

In December 2007 the Company experienced a fire at its Tupperware United States manufacturing and distribution facility in South Carolina, causing a total loss of its main finished goods warehouse. The Company is covered by insurance for this loss, and while it cannot at this time accurately estimate the amount of claim proceeds it will receive, it believes the settlement of the claim will not result in a loss to the Company. As of December 29, 2007, the Company included on its Consolidated Balance Sheet a miscellaneous receivable of $5.8 million that represented the book value of the inventory and property lost, other costs incurred that are expected to be recovered through the insurance claim, and its deductible, net of $3.0 million in proceeds that had already been received from its insurers.

Operating Activities

Net cash provided by operating activities increased to $177.4 million in 2007 from $172.8 million in 2006. Net income was $22.7 million higher in 2007 than in 2006. Among the adjustments to reconcile net income to net cash provided by operating activities, the most important net difference between years was the higher non-cash impact in 2007 of re-engineering, impairment costs and loss on disposal, mainly due to the impairment of Nutrimetics’ goodwill and indefinite lived intangibles in addition to the write-off and amortization of deferred loan fees and a higher provision for bad debts. The most significant year-over year variations in changes in assets and liabilities were outflows for higher inventory notwithstanding the days sales in inventory at the end of 2007 was slightly better than the end of 2006, offset from a larger increase in 2007 in accounts payable and accruals, most notably from higher compensation accruals largely for management incentives and the timing of certain non-income tax payables.

Net cash provided by operating activities increased to $172.8 million in 2006 compared with $140.2 million in 2005. The increase reflected higher cash pretax income, excluding land sales, of close to $70 million, along with a cash inflow from higher payables and accruals in 2006 as opposed to an outflow in 2005. The improvement in payables and accruals was largely due to the management of the timing of payments and the volume of business in certain markets. There were also smaller improvements in inventory from the sale of slow moving items in certain markets and in non-trade receivables reflecting lower non-income tax related receivables and amounts relating to hedging transactions. The main offsets were from cash tax payments of $30 million in 2006 versus net receipts of $35 million in 2005 that included a $46 million receipt from the Company’s former parent. There was also an outflow from trade receivables in 2006, versus an inflow in 2005, reflecting higher December sales in certain markets, as well as higher past due amounts.

Investing Activities

For 2007, 2006 and 2005, the Company spent $50.3 million, $52.1 million and $52.0 million respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products with the greatest amount spent in Europe. The slightly higher capital expenditure balance in 2006 was primarily due to higher spending on improvements made for capacity expansion at BeautiControl North America. In addition to cash outlays for property, plant and equipment, the Company also had non-cash additions through capital leases of $15.7 million and 6.6 million in 2007 and 2006, respectively, primarily related to the construction of a new center of excellence manufacturing facility that replaced an existing facility in Belgium.

Partially offsetting the capital spending were $25.3 million in 2007, $25.5 million in 2006 and $8.0 million in 2005, of proceeds related to the sale of certain property, plant and equipment and insurance settlements. In 2007, the Company received $7.4 million in proceeds from insurance recoveries relating to the 2006 fire at a former manufacturing facility in Tennessee and partial insurance proceeds from the 2007 fire at the Company’s facility in South Carolina. See Note 16 to the Consolidated Financial Statements. In 2006 and 2005 insurance proceeds were received from property damaged by a hurricane in 2004.

In 2007, proceeds from the sale of certain property, plant and equipment were primarily from the sales of the Company’s Philippines manufacturing facility, the sale of land held for development near the Company’s Orlando, Florida headquarters and the sale of excess land in Australia. The proceeds from the sales in 2006 were primarily related to land for development near the Company’s Orlando, Florida headquarters.

Additionally, 2006 and 2005 included net cash outflows of $104.9 million and $464.3 million, respectively, in connection with the Acquisition.

Financing Activities

The primary financing activities were the net proceeds from 2007 Credit Agreement of $597.1 million which were used to repay borrowings under the Company’s 2005 Credit Agreement entered into to fund the Acquisition. The refinancing completed in 2007, together with the principal payments made on the Company’s term debt resulted in total repayments of $705.1 million in 2007 compared with repayments of $77.1 million in 2006. See detailed discussion in Liquidity and Capital resources including settlement of historical debt and related covenant restrictions.

Dividends

During 2007, 2006 and 2005, the Company paid dividends of $0.88 per share of common stock totaling $53.8 million, $53.3 million and $52.4 million, respectively. While the payment of a dividend on common shares is a discretionary decision made on a quarterly basis, in the absence of a significant event requiring cash, the Company has no current expectation of altering the dividend level as projected cash flows from operating activities as well as additional property sales are expected to be sufficient to maintain the dividend without restricting the Company’s ability to finance its operations, make necessary investments in the future growth of the business or its near-term debt repayment obligations. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its current dividend payout.

Stock Option Exercises

During 2007, 2006 and 2005, the Company received proceeds of $45.3 million, $7.4 million and $30.2 million respectively, related to the exercise of outstanding stock options. The increase in stock option proceeds during 2007 was due primarily to an increase in the Company’s stock price and options that would have otherwise expired during this period providing incentive for option holders to exercise their outstanding options. The corresponding shares were issued out of the Company’s balance held in treasury.

Stock Repurchases

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intends to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. During 2007 the Company repurchased 1.4 million shares at an aggregate cost of $41.6 million.

Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans are outstanding, are applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. There were no new participants during 2007, 2006, or 2005, and in line with the provisions of the Sarbanes-Oxley Act of 2002, no further loans will be permitted under the plan. The MSPP permits the surrender of shares in lieu of payment of the loan with the surrendered shares valued at the then current market price. During 2007, 2006 and 2005, participants surrendered a total of 29,471, 99,388, and 254,441 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.7 million, $2.1 million and $5.6 million, respectively, as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $0.3 million, $0.5 million and $0.6 million in the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. As of the end of 2007, $2.3 million in loans were outstanding under this program, all of which is due during 2008.

On November 30, 1998, the Company made a non-recourse, non-interest bearing loan of $7.7 million (the loan) to its chairman and chief executive officer (chairman), the proceeds of which were used by the chairman to buy in the open market 400,000 shares of the Company’s common stock (the shares) at an average price of $19.12 per share. The shares were pledged to secure the repayment of the loan. The loan was recorded as a subscription receivable and was due November 12, 2006, with voluntary prepayments permitted commencing November 12, 2002, and mandatory repayments equal to 10 percent of annual bonus payments. On October 26, 2006 the Company’s chairman and chief executive officer surrendered 330,368 shares of the Company’s common stock at the then current market price of $21.49 in satisfaction of the $7.1 million outstanding balance, which had previously been reduced through cash payments of $0.6 million.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 29, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1—3 years		3—5 years		More than 5 Years
Long term obligations	$593.3	$3.5	$19.8		$555.0		$15.0
Interest payments on long term obligations	155.5	30.0	60.4		52.1		13.0
Pension funding	138.6	9.7	21.0		34.0		73.9
Post employment medical benefits	42.3	4.3	8.8		8.7		20.5
Income tax payments	5.6	5.6	(a	)	(a	)	(a	)
Operating lease obligations	70.1	27.9	28.6		8.1		5.5

Total contractual obligations (b)	$1,005.4	$81.0	$138.6		$657.9		$127.9

(a)	The Company has not included in the above table its other FIN-48 unrecognized tax benefits, as it is unable to make a reliable estimate of the amount and period in which these liabilities might be paid.
(b)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Consolidated Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported and disclosed amounts. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the implementation of the following critical accounting policies are the most significantly affected by its judgments and estimates.

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

Inventory Valuation

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs. At the end of 2007, the Company had net domestic deferred tax assets of approximately $247.0 million against which a valuation allowance of $3.4 million has been provided. Of this total, approximately $67.7 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is primarily related to foreign tax credits and federal and state net operating losses that, other than for the amount for which a valuation allowance has been provided, are expected to be realized prior to expiration based upon an increase in domestic income from BeautiControl North America as well as expected improvement in the

Tupperware United States business. Also, expected gains related to the Company’s previously discussed Orlando land sales activities will result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.

In 2007, the Company adopted the provisions of FIN 48, which addresses whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 requires increased disclosures, provides guidance on derecognition, classification, interest and penalties on income taxes and the accounting in interim periods. As a result of the adoption, a 2007 adjustment of $2.2 million to increase reserves for uncertain tax positions was recognized with a corresponding decrease in the 2007 opening retained earnings balance.

As of December 29, 2007 and the beginning of fiscal 2007, the Company’s gross unrecognized tax benefit was $41.1 million and $30.2 million, respectively. The Company estimates that approximately $40.6 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $8.9 million and $7.6 million as of December 29, 2007 and the beginning of fiscal 2007, respectively. Interest and penalties included in the provision for income taxes totaled $1.3 million for the year ended December 29, 2007.

The Company is currently under tax audit for a number of periods and in a number of jurisdictions and anticipates some of the audits may conclude within the next 12 months. As of the end of 2007, the Company classified approximately $5.6 million of unrecognized tax benefits as a current liability, representing potential settlement of tax positions. In addition, the Company anticipates some additional audits may conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of the end of 2007. It is also reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the expiration of statutes of limitations in various jurisdictions as well as additions due to ongoing transactions and activity.

Promotional and Other Accruals

The Company frequently makes promotional offers to its independent sales force to encourage them to meet specific goals or targets for sales levels, party attendance, recruiting or other business critical activities. The awards offered are in the form of cash, product awards, special prizes or trips. The cost of these awards is recorded during the period over which the sales force qualifies for the award. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. The Company makes these estimates on a market by market and program by program basis. It considers the historical success of similar programs, current market trends and perceived enthusiasm of the sales force when the program is launched. During the promotion qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Like the promotional accruals, other accruals are recorded at a time when the liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

Valuation of Goodwill

The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000, and the Acquired Units in December 2005. The Company conducts an annual impairment test of its recorded goodwill in the second and third quarter of each year related to BeautiControl and the Acquired Units, respectively. Additionally, in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred, a test would be completed at that time. The valuation of goodwill is dependent upon the estimated fair market value of BeautiControl’s operations both in North America and internationally and the operations of the Acquired Units. The Company estimates the fair value of BeautiControl and the Acquired Units’ operations using discounted future cash flow estimates. Such a valuation requires the Company to make significant estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates in allocating the goodwill to the different segments that include BeautiControl operations (Beauty North America, Asia Pacific, Tupperware North America, and Beauty Other) and the Acquired Units’ operations (Europe, Asia Pacific, Beauty North America and Beauty Other). Lastly, it requires estimates as to the appropriate discounting rates to be used. The most sensitive estimate in this evaluation is the projection of operating cash flows as these provide the basis for the fair market valuation.

The results of the reviews conducted to date for the BeautiControl goodwill acquired in October 2000 indicated fair values in excess of the carrying value. The Company completed the annual review of goodwill recorded in connection with the acquisition of the Acquired Units in the third quarter of 2007. Based upon this evaluation, the Company deemed the Nutrimetics® reporting unit to be impaired, resulting in a non-cash impairment charge of $5.9 million related to the goodwill balance. The results of the third quarter review of the remaining Acquired Units indicated fair values in excess of carrying value. Given the sensitivity of the valuation of the reporting units to changes in the estimated future cash flows to be generated from those reporting units, versus the 2007 estimate, when the 2008 valuation is performed a reduction in the estimated future cash flows for the Nutrimetics reporting unit would likely result in an additional impairment charge, and a reduction in the assumed future cash flows of 5 percent for NaturCare and a significant percentage change for the Acquired Units in the Avroy Shlain, Swissgarde and Fuller reporting units would also likely result in an impairment charge. Goodwill included on the December 29, 2007 Consolidated Balance Sheet associated with the Acquired Units was $156.1 million for the Fuller reporting unit, $53.4 million for the Nutrimetics reporting unit, $25.2 million for the NaturCare reporting unit and $15.6 million for the Avroy Shlain and Swissgarde reporting unit. Impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairment arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant.

Other Intangible Assets

The Company recorded as assets the fair value of various trademarks and trade names in conjunction with its purchase of the Acquired Units with an ending balance of $203.9 million and $199.0 million in 2007 and 2006, respectively. Of the 2007 ending balance, $125.1 million related to Fuller, $42.8 million to Nutrimetics, $22.9 million to NaturCare, $12.0 million to Avroy Shlain and Swissgarde, and $1.1 million to Nuvo. These amounts have indefinite lives and are evaluated for impairment as discussed in the goodwill valuation above and fluctuate based on changes in exchange rates and any impairment charges recorded. The Company completed the annual review of these indefinite-lived intangible assets in the third quarter of 2007. Based upon the 2007 evaluation, the Company recorded a $5.4 million impairment related to the Nutrimetics® trade name. There was no impairment of the Nutrimetics trade name based on the 2006 evaluation, nor did the 2007 or 2006 evaluations of the intangible assets associated with the other reporting units indicate fair values were below the carrying value. As noted above, the annual review of the indefinite lived intangible assets requires the Company to make significant estimates regarding future operations and the ability to generate cash flows with these assets. Changes in estimated future cash flows of the Company’s reporting units, similar to those described above, would impact the carrying value of the indefinite lived intangible assets.

Additionally, the Company recorded $64.7 million for valuation of the Acquired Units’ sales forces, and $4.0 million for product formulations. The estimated aggregate annual amortization expense associated with these intangibles for each of the five succeeding years is $9.1 million, $5.6 million, $4.0 million, $2.8 million and $2.0 million, respectively.

Retirement Obligations

The Company’s employee pension and other post-employment benefits (health care) costs and obligations are dependent on its assumptions used by actuaries in calculating such amounts. These assumptions include health care cost trend rates, salary growth, long-term return on plan assets, discount rates and other factors. The health care cost trend assumptions are based upon historical results, the near-term outlook and an assessment of long-term trends. The salary growth assumptions reflect the Company’s historical experience and outlook. The long-term return on plan assets are based upon historical results of the plans and investment market overall, as well as the Company’s belief as to the future returns to be earned over the life of the plans. The discount rate is based upon current yields of AA-rated corporate long-term bond yields. The Company’s key assumptions and funding expectations are indicated in Note 13 to the Consolidated Financial Statements.

In the fourth quarter of 2006 the Company amended its domestic retiree medical plan effective April 1, 2007. Prior to the effective date but after January 1, 1995, the Company subsidized the cost of health care for retirees based on age and years of service. For under age 65 retirees, the amendment altered the Company’s contribution from a percent of cost to a fixed amount. For over age 65 retirees, the amendment lowered the fixed subsidy amount. For former associates retired prior to January 1, 1995 and under the age of 80, the amendment introduced a monthly premium charge of $35 per covered adult. The change resulted in a decrease of expense of $1.8 million and $0.3 million in 2007 and 2006.

Effective December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, Employers Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity. SFAS No. 106 required that the liability recorded represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS No. 87 and No. 106, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through its accumulated other comprehensive loss.

For 2005, the Company increased its health care cost trend rate to 10 percent for all participants grading down to 5 percent in 2010. This change represented an increase of one percentage point for post-65 age participants and three percentage points for pre-65 age participants. As a result, 2005 pretax expense related to the Company’s post-employment health care plan increased approximately $0.5 million. Unrecognized losses on post-employment plans as shown in Note 13 to the Consolidated Financial Statements are not expected to result in a material increase of pretax expense as compared with that of 2005.

Effective June 30, 2005, the Company froze the accrual of benefits to participants under its domestic defined benefit pension plans. This action necessitated a re-measurement of its accumulated benefit obligation under the plans and resulted in a pretax increase of $5.1 million ($3.3 million after tax). This change resulted in the elimination of the service cost component of net periodic pension expense as it relates to these plans and an ongoing annual reduction of approximately $2.5 million, or about $1.2 million as compared with 2005.

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

Revenue Recognition

Revenue is recognized when goods are shipped to customers, the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent directors or distributors or a member of its independent sales force and when collection is reasonably assured. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Stock-Based Compensation

The Company measures compensation cost for stock-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company’s common stock price over the expected term. Furthermore, in calculating compensation for these awards, the Company is also required to approximate the number of options that will be forfeited prior to completing their vesting requirement (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates; such amounts will be recorded as a cumulative adjustment in the period estimates are revised.

Impact of Inflation

Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates.

New Accounting Pronouncements

Refer to discussion of new accounting pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, and the currencies in which it borrows. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. As discussed earlier, the Company’s current credit agreement carries a variable interest rate, but requires the Company to maintain a fixed interest rate on at least 40 percent of total debt during the term of the loan, which is consistent with the terms of the Company’s previous credit agreement. In September 2007, the Company entered into four new interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these new swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the new credit agreement, and currently 100 basis points, gave the Company an all-in effective rate of about 5.8 percent on these borrowings as of the end of 2007.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix the borrowing rate for an additional $200 million under the September 2007 term loan agreement for 2008. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate was about 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 100 basis points at the end of 2007.

The above interest rate swaps entered into in 2007, effectively fixed the interest rates on $525 million of the Company’s debt decreasing the Company’s exposure from the impact of interest rate changes. If short-term interest rates varied by 10 percent the Company’s annual interest expense would be impacted by approximately $0.6 million, with all other variables remaining constant.

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

During the first quarter of 2007, the Company entered into agreements to hedge a portion of its Japanese yen net equity and euro net equity through a series of new forward contracts. At initiation, the Company sold Japanese yen and bought forward $50.0 million and sold euro and bought forward $300 million. These equity hedges also effectively converted portions of the Company’s U.S. dollar debt obligations to Japanese yen and euro where operating cash flow is generated. The initial forward contracts matured, or will mature, in 2007 and 2008 and will be settled in cash such that the Company is exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. As of December 29, 2007, the Company had reduced its Japanese yen position by $16.6 million and its euro position by $150.7 million. Receipts or payments under the hedges are expected to be partially offset by changes in the value of operating cash flows generated in Japanese yen and in euro.

During the first quarter of 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options that expired at various points during 2007, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. The put options had a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling $0.5 million. Although the Company considered these put options to be a hedge of its exposure to changes in the value of the euro, they did not qualify for hedge accounting under SFAS 133. Accordingly, the value of the options was marked to market at the end of each quarter of 2007, and any change in value was recorded in other income or expense as applicable. For the year ended December 29, 2007, $0.5 million of expense was recorded based on the change in the market value of the options. All options expired unexercised.

While the Company’s hedges of its equity in its foreign subsidiaries, its cash flow hedges, and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of December 29, 2007 were to sell Swiss francs $92.8 million; Japanese yen $59.7 million; and Russian rubles $12.8 million; and to buy Mexican pesos $33.6 million; South African rand $18.0 million; and Korean won $20.5 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of December 29, 2007, the Company was in a net payable position of approximately $13.7 million related to its currency hedges, which upon settlement could have a significant impact on the Company’s cash flow. When excluding the impact of the forward points in this analysis, the Company was in a net payable position of approximately $16.8 million from the portfolio of forward contracts. The Company records the impact of forward points in net interest expense. Based on the Company’s net open hedge positions in place at December 29, 2007, and interest rates in those countries compared with U.S. interest rates, the Company received an annualized net benefit in net interest expense of $6.1 million for the year ended December 29, 2007. The Company does not expect a material impact to net interest expense in 2008 resulting from these hedges.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies.

The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future.

See further discussion regarding the Company’s hedging activities for foreign currency in Note 8 to the Consolidated Financial Statements.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware products, and approximately $110 million of resin cost was included in cost of sales in 2007. A 10 percent fluctuation in the cost of resin could therefore impact the Company’s annual cost of sales in the $11 million dollar range as compared with the prior year. The Company manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of what it perceives to be favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments in the Orlando real estate market, obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program was negatively impacted in 2007 due the mortgage credit crisis in the United States which is expected to delay the completion of the program. The Company had previously foreseen completing this program in 2009.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of foreign hedging and risk management strategies;

•	the ability to repatriate cash to the United States and to do so at a favorable foreign exchange rate;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

•

other risks discussed in Item 1A, Risk Factors, as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

The Company does not intend to regularly update forward-looking information other than in its most recent quarterly earnings releases or in between such releases in the event that it expects it earnings per share excluding adjusted items, as outlined in its quarterly earnings release, to be significantly below its previous guidance.

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

Item 8.	Financial Statements and Supplementary Data

Tupperware Brands Corporation

Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 29, 2007	December 30, 2006	December 31, 2005
Net sales	$1,981.4	$1,743.7	$1,279.3
Cost of products sold	695.4	615.0	456.2

Gross margin	1,286.0	1,128.7	823.1
Delivery, sales and administrative expense	1,083.4	981.5	699.0
Re-engineering and impairment charges, net	9.0	7.6	16.7
Impairment of goodwill and intangible assets	11.3	—	—
Gains on disposal of assets, net	11.8	12.5	4.0

Operating income	194.1	152.1	111.4
Interest income	3.8	8.1	3.8
Other income	—	—	0.5
Interest expense	53.0	55.1	48.9
Other expense	3.5	1.3	1.1

Income before income taxes	141.4	103.8	65.7
Provision for (benefit from) income taxes	24.5	9.6	(20.5)

Net income before accounting change	$116.9	$94.2	$86.2
Cumulative effect of accounting change, net of tax of $0.4 million	—	—	0.8

Net income	$116.9	$94.2	$85.4

Basic earnings per common share:
Before accounting change	$1.92	$1.57	$1.45
Cumulative effect of accounting change	—	—	(0.01)

	$1.92	$1.57	$1.44

Diluted earnings per common share:
Before accounting change	$1.87	$1.54	$1.42
Cumulative effect of accounting change	—	—	(0.01)

	$1.87	$1.54	$1.41

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Balance Sheets

(In millions, except share amounts)	December 29, 2007	December 30, 2006
ASSETS
Cash and cash equivalents	$102.7	$102.2
Accounts receivable, less allowances of $29.7 million in 2007 and $22.8 million in 2006	161.0	144.8
Inventories	269.9	232.7
Deferred income tax benefits, net	100.2	57.9
Non-trade amounts receivable, net	35.6	23.0
Prepaid expenses	30.1	26.0

Total current assets	699.5	586.6

Deferred income tax benefits, net	293.7	243.9
Property, plant and equipment, net	266.0	256.6
Long-term receivables, less allowances of $20.9 million in 2007 and $17.6 million in 2006	37.8	41.2
Trademarks and tradenames	203.9	199.0
Other intangible assets, net	28.7	40.7
Goodwill	306.9	312.6
Other assets, net	32.2	31.5

Total assets	$1,868.7	$1,712.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$137.5	$127.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	3.5	0.9
Accrued liabilities	309.3	231.3

Total current liabilities	450.3	359.3

Long-term debt and capital lease obligations	589.8	680.5
Other liabilities	305.9	271.8
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	38.8	26.2
Subscriptions receivable	(2.3)	(3.3)
Retained earnings	657.8	613.9
Treasury stock 845,376 and 1,805,803 shares in 2007 and 2006, respectively, at cost	(26.1)	(46.1)
Accumulated other comprehensive loss	(146.1)	(190.8)

Total shareholders’ equity	522.7	400.5

Total liabilities and shareholders’ equity	$1,868.7	$1,712.1

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Unearned Portion of Restricted Stock for Future Service	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income
(In millions)	Shares	Dollars	Shares	Dollars
December 25, 2004	62.4	$0.6	3.5	($96.8)	$25.6	($18.7)	$560.9	($2.9)	($177.8)	$290.9
Net income							85.4			85.4	85.4
Other comprehensive income:
Foreign currency translation adjustments									(33.9)	(33.9)	(33.9)
Minimum pension liability, net of tax benefit of $1.8 million									(5.0)	(5.0)	(5.0)
Net equity hedge gain, net of tax provision of $9.5 million									16.9	16.9	16.9
Net settlement of deferred losses on cash flow hedges									(0.3)	(0.3)	(0.3)

Comprehensive income											$63.1

Cash dividends declared ($0.88 per share)							(52.7)			(52.7)
Settlements of subscriptions receivable						6.0				6.0
Restricted stock grants, net								(3.5)		(3.5)
Stock and options issued for incentive plans, net of related tax benefits of $2.0 million			(1.6)	45.1	2.8		(16.2)			31.7

December 31, 2005	62.4	$0.6	1.9	($51.7)	$28.4	($12.7)	$577.4	($6.4)	($200.1)	$335.5

Net income							94.2			94.2	94.2
Other comprehensive income:
Foreign currency translation adjustments									42.5	42.5	42.5
Net equity hedge loss, net of tax of $12.0 million									(21.3)	(21.3)	(21.3)
Net settlement of deferred gains on cash flow hedges									0.6	0.6	0.6

Comprehensive income											$116.0

Cash dividends declared ($0.88 per share)							(53.4)			(53.4)
Pension liability, net of tax benefit of $6.1 million									(12.5)	(12.5)
Settlements of subscriptions receivable						9.4				9.4
Restricted stock grants, net								—		—
Stock and options issued for incentive plans			(0.1)	5.6	4.2		(4.3)			5.5

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income—(Continued)

	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Unearned Portion of Restricted Stock for Future Service	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income
(In millions)	Shares	Dollars	Shares	Dollars
December 30, 2006	62.4	$0.6	1.8	($46.1)	$32.6	($3.3)	$613.9	($6.4)	($190.8)	$400.5

Net income							116.9			116.9	116.9
Other comprehensive income:
Foreign currency translation adjustments									79.3	79.3	79.3
Net equity hedge loss, net of tax of $17.7 million									(31.4)	(31.4)	(31.4)
Net settlement of deferred losses on cash flow hedges net of tax of $3.2 million									(5.6)	(5.6)	(5.6)
Pension and post retirement costs, net of tax of $0.6 million									2.4	2.4	2.4

Comprehensive income											$161.6

Cash dividends declared ($0.88 per share)							(54.0)			(54.0)
Settlements of subscriptions receivable						1.0				1.0
Repurchase of common stock			1.4	(41.6)						(41.6)
FIN-48 adoption							(2.2)			(2.2)
Income tax benefit from stock and option awards					5.5					5.5
Stock and options issued for incentive plans			(2.4)	61.6	4.7		(16.8)	2.4		51.9

December 29, 2007	62.4	$0.6	0.8	($26.1)	$42.8	($2.3)	$657.8	($4.0)	($146.1)	$522.7

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 29, 2007	December 30, 2006	December 31, 2005
Operating activities:
Net income	$116.9	$94.2	$85.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.5	72.9	50.8
Equity compensation	7.6	6.6	4.4
Amortization and write off of deferred debt costs and gains	8.7	3.2	(5.4)
Net gains on disposal of assets	(13.2)	(10.7)	(0.6)
Provision for bad debts	14.2	8.3	5.4
Net impact of write-down of inventories and change in LIFO reserve	10.4	6.4	(3.7)
Non-cash impact of re-engineering, impairment costs and loss on disposal	14.5	0.4	4.1
Cumulative effect of a change in accounting principle	—	—	0.8
Net change in deferred income taxes	(11.7)	(10.1)	(4.3)
Excess tax benefits from share-based payment arrangements	(2.2)	—	—
Termination of interest rate hedge	—	—	3.1
Changes in assets and liabilities:
Accounts and notes receivable	(15.4)	(21.3)	9.6
Inventories	(36.9)	5.4	(6.2)
Non-trade amounts receivable	(1.7)	10.1	(6.3)
Prepaid expenses	(1.6)	(1.3)	0.5
Other assets	3.2	(0.2)	17.4
Accounts payable and accrued liabilities	31.5	18.8	(23.9)
Income taxes payable	(16.5)	(4.0)	7.3
Other liabilities	1.6	3.2	(2.1)
Net cash impact from hedging activity	4.3	(9.1)	3.7
Other	0.2	—	0.2

Net cash provided by operating activities	177.4	172.8	140.2

Investing activities:
Capital expenditures	(50.3)	(52.1)	(52.0)
Purchase of direct selling businesses of Sara Lee Corporation, net of cash acquired	—	(104.9)	(464.3)
Proceeds from disposal of property, plant and equipment	17.9	21.0	6.2
Proceeds from insurance settlements	7.4	4.5	1.8
Payment to terminate interest rate hedge	—	—	(3.1)

Net cash used in investing activities	(25.0)	(131.5)	(511.4)

Financing activities:
Dividend payments to shareholders	(53.8)	(53.3)	(52.4)
Proceeds from exercise of stock options	45.3	7.4	30.2
Proceeds from payments of subscriptions receivable	0.3	0.5	0.6
Repurchase of common stock	(41.6)	—	—
Proceeds from issuance of term debt	597.1	—	762.5
Repayment of long-term debt and capital lease obligations	(704.2)	(75.8)	(280.5)
Net change in short-term debt	(0.9)	(1.3)	(0.9)
Excess tax benefits from share-based payment arrangements	2.2	—	—

Net cash (used in) provided by financing activities	(155.6)	(122.5)	459.5

Effect of exchange rate changes on cash and cash equivalents	3.7	1.9	2.3

Net change in cash and cash equivalents	0.5	(79.3)	90.6
Cash and cash equivalents at beginning of year	102.2	181.5	90.9

Cash and cash equivalents at end of year	$102.7	$102.2	$181.5

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands, the Company). All significant intercompany accounts and transactions have been eliminated. The Company acquired the direct selling businesses of Sara Lee Corporation on December 5, 2005 (the “Acquisition” or the “Acquired Units”), and the results of operations of the Acquired Units are included as of that date. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2007 and 2006 fiscal years contain 52 weeks as compared with 53 weeks for fiscal year 2005.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 29, 2007 and December 30, 2006, $22.4 million and $33.4 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit, or similar instruments.

Included in the cash balance of $102.7 million reported at the end of 2007, the Company had a cash balance of $14.4 million denominated in Venezuelan bolivars. The balance was primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. It has applied for authorization to transfer approximately $11.0 million of the balance out of the country at the exchange rate used to translate the underlying Venezuelan bolivars to U.S. dollars for inclusion on the Consolidated Balance Sheet. The Company believes it could immediately repatriate the cash from Venezuela, but only at an exchange rate currently about 60 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Income Statement.

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

Inventories. Inventories are valued at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Domestically produced Tupperware inventories, approximately one percent and three percent of consolidated inventories at December 29, 2007 and December 30, 2006, respectively, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $1.5 million and $3.6 million higher at the end of 2007 and 2006, respectively. The Company writes down its inventory for obsolescence or unmarketable items equal to the difference between the cost of the inventory and estimated market value based upon expected future demand. The demand is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory on hand exceeds projected demand, the excess inventory is written down to its net realizable value. However, if actual demand is less than projected by management, additional write-downs may be required.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years beginning when the software is placed in service. Net unamortized costs included in property, plant and equipment were $14.4 million and $17.7 million at December 29, 2007 and December 30, 2006, respectively. Amortization cost related to internal use software development costs totaled $4.9 million, $4.1 million and $5.0 million in 2007, 2006 and 2005, respectively.

Property, Plant and Equipment. Property, plant and equipment are initially stated at cost. Depreciation is determined on a straight-line basis over the following estimated useful lives of the assets:

Building and improvements	10 – 40 years
Molds	4 – 10 years
Production equipment	10 – 20 years
Distribution equipment	3 – 5 years
Computer/telecom equipment	3 – 5 years
Capitalized software	3 – 5 years

Depreciation expense was $45.0 million, $43.7 million and $44.1 million in 2007, 2006 and 2005, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments are discussed further in Note 3 to the Consolidated Financial Statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to delivery, sales and administrative (DS&A) expense.

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired. The Company’s recorded goodwill was predominantly generated by the Acquisition in December 2005 and the acquisition of BeautiControl in October 2000. Goodwill was assigned to reporting units using the incremental discounted cash flows associated with each reporting unit and is tested for impairment annually, or more frequently, if a significant event occurs as outlined under the guidance SFAS 142, Goodwill and Other Intangible Assets. The Company uses discounted future cash flow estimates to determine the fair market value of the Acquired Units’ and BeautiControl operations worldwide for purposes of conducting impairment reviews. Goodwill is further discussed in Note 7 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition in accordance with the provisions of SFAS 141, Business Combinations, and definite lived intangibles are amortized over their estimated useful lives in accordance with SFAS 142, Goodwill and Other Intangible Assets. The intangible assets included in the Company’s Consolidated Financial Statements at December 29, 2007 and December 30, 2006 are primarily related to the Acquisition in December 2005. The weighted average estimated useful lives of the Company’s intangible assets are as follows:

Weighted Average Useful Life
Trademarks and trade names	Indefinite
Sales force relationships—single level	6 –8 years
Sales force relationships—multi tier	10 –12 years
Acquired proprietary product formulations	3 years

Intangible assets are further discussed in Note 7 to the Consolidated Financial Statements.

Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.

A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded in that meeting one level may result in receiving a piece of jewelry with higher achievement resulting in more valuable prizes such as televisions and trips. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded and they would take on additional responsibilities for recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers such as scheduling parties, increasing the number of sales force members holding parties or increasing end consumer attendance at parties may also be the focus of a program.

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

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Promotional expenses included in DS&A expense totaled $341.9 million, $297.3 million and $215.2 million in 2007, 2006 and 2005, respectively.

Like promotional accruals, other accruals are recorded at the time when the liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes in the facts and circumstances that generated the accrual occur.

Revenue Recognition. Revenue is recognized when goods are shipped to customers, the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent directors or distributors or a member of its independent sales force and when collection is reasonably assured. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in DS&A expense in 2007, 2006 and 2005 were $111.9 million, $111.0 million and $65.8 million respectively.

Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $14.4 million, $14.7 million and $8.9 million in 2007, 2006 and 2005, respectively. Research and development costs totaled $17.6 million, $15.6 million and $13.9 million, in 2007, 2006 and 2005, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.

Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements. Through 2002, the Company accounted for those plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective with the 2003 fiscal year, the Company began accounting for those plans using the fair-value-based method of accounting for stock options under the provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. Outstanding unvested awards under the Company’s plans vest over periods up to seven years. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Compensation expense associated with restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the required holding period. For those restricted stock grants with performance criteria, the expense is recorded based on an assessment of achieving the criteria. Compensation expense associated with employee restricted stock grants was $3.0 million, $2.5 million and $1.4 million in 2007, 2006 and 2005, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS 123(R) had been applied to stock-based compensation since its effective date. There is no difference for 2007 and 2006.

(In millions, except per share amounts)	2005
Net Income, as reported	$85.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.5
Deduct: Total stock-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(3.6)

Pro forma net income	$84.3

Earnings per share:
Basic—as reported	$1.44
Basic—pro forma	$1.42

Diluted—as reported	$1.41
Diluted—pro forma	$1.39

The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 3.3 percent for 2007, 4.3 percent for 2006 and 4.2 percent for 2005; expected volatility of 28 percent for 2007, 27 percent for 2006 and 29 percent for 2005; risk-free interest rates of 4.0 percent for 2007, 4.6 percent for 2006 and 4.4 percent for 2005; and expected lives of 6 years for 2007, 2006 and 2005.

On March 29, 2005, the Staff of the Securities Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), Share-Based Payment. SAB 107 was issued to provide guidance on SFAS 123(R)

and its interaction with certain SEC rules and regulations and to provide the SEC staff views regarding valuation of share-based payment arrangements. On April 14, 2005, the SEC adopted a new rule through release number 33-8568, Amendment to Rule 4-01(a) of Regulation S-X regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-based Payment, to amend the effective date of SFAS 123(R) for registrants to fiscal years beginning after December 15, 2005. As such, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore did not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options outstanding as of December 31, 2005 and granted prior to December 29, 2002, when the Company began recognizing in income the fair value of all newly issued or modified stock-based compensation awards under SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005. Stock-based compensation expense in 2006 also includes the cumulative effect of estimating forfeitures as part of the fair value measurement that the Company previously accounted for based on actual activity. This change had no material impact on results of operations.

In 2005, the SEC Staff offered its views on how companies should address non-substantive vesting conditions, such as retirement eligibility provisions, of share-based payment awards under SFAS 123, Accounting for Stock-Based Compensation, and APB 25, Accounting for Stock Issued to Employees. Under SFAS 123 and APB 25, it specifies that awards are vested when the employee’s retention of the award is no longer contingent on providing subsequent service. The SEC clarified this provision to specify that this would be the case for awards issued to employees who are or become retirement eligible during the vesting period when the award provides for accelerated vesting upon retirement. However, the prevailing accounting for this situation had been to recognize the compensation cost over the nominal vesting period (the vesting terms of the award). Companies that had been using this method, including the Company, were advised to continue doing so until adopting the provisions under SFAS 123(R). Upon adoption of 123(R), any new grants going forward are to be recognized as compensation immediately if issued to individuals who are already retirement eligible, or vest over the period of time the individuals will become retirement eligible if it is prior to the nominal vesting period of the grant. The impact to the Company of using this approach was to accelerate the expense related to options granted in 2007 and 2006, versus the previous method, by $1.8 million and $1.5 million, respectively.

The table below summarizes the impact on results of operations for the year ended December 29, 2007 and December 30, 2006, of expensing, under the provisions of SFAS 123(R), unvested options granted prior to December 29, 2002:

	Year Ended
(in millions, except per share data)	December 29, 2007	December 30, 2006
Stock-based compensation expense	$0.6	$0.8
Income tax benefit	(0.2)	(0.3)

Net decrease in net income	$0.4	$0.5

Decrease in income per common share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

SFAS 123 (R) requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the year ended December 29, 2007 and December 31, 2005, the Company generated $2.2 million and $0.3 million of excess cash benefits from option exercises, respectively, while for the year ended December 30, 2006, it did not generate any such benefits.

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

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations (FIN 47), which was issued to clarify the term “conditional asset retirement obligation” as used in SFAS, 143 Accounting for Asset Retirement Obligations, issued in June 2001. SFAS 143 refers to a company’s legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. In the fourth quarter of 2005, the Company recognized a liability for the fair market value of conditional future obligations associated with environmental issues at its manufacturing facilities in Belgium and the United States that the Company will be required to remedy at some future date, when these assets are retired. In the fourth quarter of 2005, the Company recognized $0.8 million of expense, net of $0.4 million of tax benefit, representing the cumulative effect of these conditional future obligations. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material for 2007 and 2006 and is not expected to be material in the future.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. FIN 48 was effective for years beginning after December 15, 2006. As a result of adopting FIN 48 in 2007, a charge of $2.2 million to increase reserves for uncertain tax positions was recognized with a corresponding decrease in the opening retained earnings balance.

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

Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes in the Company’s Consolidated Statement of Income. The Company records accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on its balance sheet.

Net Income Per Common Share. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options, restricted stock and restricted stock units. Restricted stock and restricted stock units are excluded from the basic per share calculation and are included in the diluted per share calculation when doing so would not be anti-dilutive. The common stock elements of the earnings per share computations are as follows (in millions):

	2007	2006	2005
Net income	$116.9	$94.2	$85.4

Weighted-average shares of common stock outstanding	60.9	60.1	59.4
Common equivalent shares:
Assumed exercise of outstanding dilutive options, restricted stock and restricted stock units	1.7	1.1	1.2

Weighted-average common and common equivalent shares outstanding	62.6	61.2	60.6

Basic earnings per share	$1.92	$1.57	$1.44

Diluted earnings per share	$1.87	$1.54	$1.41

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	0.6	2.5	1.5

Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in value is reported either in earnings or initially in other comprehensive income. Gains or losses that are reported in other comprehensive income eventually are recognized in earnings; with the timing of this recognition governed by SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, forecasted purchase commitments, certain intercompany loan transactions and the value of international cash flows. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders’ equity, as a component of comprehensive income. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction. Contracts hedging non-permanent intercompany transactions and identifiable foreign currency firm commitments are held to maturity. The Company utilizes interest rate swap agreements to convert a portion of its floating rate U.S. dollar long-term debt to fixed rate U.S. dollar debt. Changes in the fair value of the swaps resulting from changes in market interest rates are recorded as a component other comprehensive income. Finally, in 2007 and 2005 the Company entered into a series of euro put options that it considered to be a hedge of a portion of its expected current year euro-denominated cash flow from operating activities. However, these options were not considered to be a hedge under U.S. generally accepted accounting principles, and therefore when they were marked to market at the end of each accounting period, gain or losses were included as a component of other income or expense, as applicable. See Note 8 to the Consolidated Financial Statements.

Foreign Currency Translation. Results of operations of foreign subsidiaries are translated into U.S. dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries, other than those of operations in highly inflationary countries, if any, are translated into U.S. dollars using exchange rates at the balance sheet date. The related translation adjustments are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses, as well as re-measurement of financial statements of subsidiaries in highly inflationary countries, if any, are included in income.

Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

New Accounting Pronouncements. In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption was permitted. The Company does not expect the adoption of SFAS 159 to have a material impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (SFAS 157) which addresses how companies should measure fair value when they do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable, as well to improve disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007, or the Company’s 2008 fiscal year. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except that are recognized or disclosed at fair value in the financial statements at least on an annual basis, until the Company’s 2009 fiscal year. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company does not expect the adoption of SFAS 157, to have a material impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) (SFAS 141R), Business Combinations. SFAS 141R will change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS 160 to have a material impact on its Consolidated Financial Statements.

In June 2007, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, (EITF 06-11). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 06-11 to have a material impact on its Consolidated Financial Statements.

In June 2007, the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (EITF 07-3). EITF 07-3 requires nonrefundable advance payments for goods and services that will be used in future research and development activities to be deferred and capitalized until the related service is performed or goods are delivered. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 with earlier adoption not permitted. The Company does not expect the adoption of EITF 07-3 to have a material impact on its Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified in the Consolidated Financial Statements to conform to current year presentation.

Versus how it was recorded in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the 2005 Statement of Cash Flows includes a reclassification between net cash provided by operating activities and net cash from financing activities. In the fourth quarter of 2005 the Company made make-whole payments of $22 million related to the early repayment of its 7.91 percent Notes due 2011 and six million dollars for the discharge of obligations related to $100 million of notes due in 2006. These payments were included in the Statement of Cash Flows as a $27.4 million increase to net income in arriving at net cash provided by operating activities and a decrease to net cash from financing activities for the same amount. Within the 2005 statement of income the $27.4 million was recorded as interest expense.

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

A comparison of the 2005 statement of cash flows before and after the reclassification is shown below.

	Year Ended December 31, 2005
(In millions)	As Reclassified	Original	Difference
Operating activities:
Net income	$85.4	$85.4	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	50.8	—
Amortization of deferred gains, deferred issuance costs, equity compensation and other	(1.0)	2.2	(3.2)
Net gains on disposal of assets	(0.6)	(0.6)	—
Provision for bad debts	5.4	5.4	—
Net impact of write-down of inventories and change in LIFO reserve	(3.7)	(3.7)	—
Non-cash impact of re-engineering and impairment costs	4.1	4.1	—
Cumulative effect of a change in accounting principle	0.8	0.8	—
Change in net deferred income taxes	(4.3)	(4.3)	—
Termination of interest rate hedge	3.1	3.1	—
Loss on repayment of debt	—	24.2	(24.2)
Changes in assets and liabilities:
Accounts and notes receivable	9.6	9.6	—
Inventory	(6.2)	(6.2)	—
Non-trade amounts receivable	(6.3)	(6.3)	—
Prepaid expenses	0.5	0.5	—
Other assets	17.4	17.4	—
Accounts payable and accrued liabilities	(23.9)	(23.9)	—
Income taxes payable	7.3	7.3	—
Other liabilities	(2.1)	(2.1)	—
Net cash impact from hedging activity	3.7	3.7	—
Other	0.2	0.2	—

Net cash provided by operating activities	140.2	167.6	(27.4)

Investing activities:
Capital expenditures	(52.0)	(52.0)	—
Purchase of direct selling businesses of Sara Lee Corporation, net	(464.3)	(464.3)	—
Proceeds from disposal of property, plant and equipment and insurance proceeds	8.0	8.0	—
Payment to terminate interest rate hedge	(3.1)	(3.1)	—

Net cash used in by investing activities	(511.4)	(511.4)	—

Financing activities:
Dividend payments to shareholders	(52.4)	(52.4)	—
Proceeds from exercise of stock options	30.2	30.2	—
Proceeds from payments of subscriptions receivable	0.6	0.6	—
Proceeds from issuance of term debt	762.5	762.5	—
Repayment of long-term debt	(280.5)	(307.9)	27.4
Net change in short-term debt	(0.9)	(0.9)	—

Net cash from financing activities	459.5	432.1	27.4

Effect of exchange rate changes on cash and cash equivalents	2.3	2.3	—

Net change in cash and cash equivalents	90.6	90.6	—
Cash and cash equivalents at beginning of year	90.9	90.9	—

Cash and cash equivalents at end of year	$181.5	$181.5	$—

Supplemental disclosure:
Loans settled with common stock	$5.6	$5.6	$—

Note 2: Business Combination

On December 5, 2005, Tupperware Brands acquired 100 percent of the net assets of the direct selling businesses of Sara Lee Corporation. The Acquired Units sell a wide variety of consumable products, primarily color cosmetics, skin care, fragrances and toiletries in about 20 countries in North and South America, Asia Pacific, Southern Africa and Europe under the brand names House of Fuller®, Nutrimetics®, NaturCare®, Avroy Shlain®, Nuvo® and Swissgarde® through a sales force of approximately 900,000 independent consultants. This acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products. The results of operations for the Acquired Units are included in the Company’s Consolidated Statement of Income beginning on the acquisition date.

The acquisition cost was $569.2 million in cash. The Acquisition and the retirement of the Company’s then existing $250 million in long term notes was funded through cash on hand and new borrowings. The total cost of the Acquisition has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the date of acquisition, in accordance with SFAS 141, Business Combinations. Goodwill, none of which is deductible for tax purposes, and other intangibles recorded in connection with the Acquisition, totaled $254.8 million and $263.0 million, respectively, and are reported within the Beauty North America, Beauty Other, Europe and Asia Pacific segments. The goodwill amounts recognized in the acquisition resulted primarily from the acquisition of the assembled workforce, including a management team with a proven track record of success in direct selling, as well as employed field representatives in several significant markets. Of the $263.0 million of acquired intangible assets, $197.4 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $62.0 million was assigned to sales force relationships and $3.6 million was assigned to product formulations which are being amortized over weighted average useful lives of 6 to 12 years and 3 years, respectively. Goodwill and intangible assets are further discussed in Note 7 to the Consolidation Financial Statements.

The unaudited condensed pro forma consolidated statements of income for 2005, assuming the purchase of the Acquired Units as of the beginning of fiscal 2005 are as follows:

(In millions except per share amounts)	For the Year Ended December 31, 2005
Net sales	$1,724.4

Operating income	159.3

Net income from continuing operations	94.1
Net income from continuing operations per common share
Basic	$1.58
Diluted	$1.55

This pro forma statement has been prepared for comparative purposes only and is not intended to be indicative of what the Company’s results would have been had the Acquisition occurred at the beginning of 2005 or the results which may occur in the future.

Note 3: Re-engineering Costs

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2007	2006	2005
Severance	$3.4	$7.5	$10.2
Asset impairment/relocations costs	5.6	0.1	6.5

Total re-engineering and impairment charges	$9.0	$7.6	$16.7

In 2007, the Company recorded $3.4 million in severance cost related to headcount reductions totaling 80 positions in Australia, France, Japan, Mexico, the Philippines, the Netherlands, Thailand, Switzerland and Uruguay. The majority of the severance costs were mainly from the consolidation of certain operations in Australia, France, Netherlands, and Japan. In 2007, $1.2 million in re-engineering charges were recorded associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth and to ultimately allow the consolidation with distribution. Lease and related costs, which are still due on the former BeautiControl manufacturing facility, were also included in the re-engineering charges. In the fourth quarter of 2007, the Company incurred re-engineering costs of $0.8 million in relocating its Belgium manufacturing operations to the newly built facility. The Company also recorded $3.6 million in impairment charges primarily related to its South Carolina, BeautiControl and Japanese manufacturing and distribution operations. These impairment charges related to assets that are no longer being utilized and where the value was estimated to be lower than the assets’ carrying values.

In 2006, the Company recorded $7.5 million of severance costs related primarily to actions taken to reduce headcount at the Company’s Canada, Philippines, Australia and European marketing and manufacturing operations. In total, approximately 260 positions were eliminated primarily in the Philippines and Europe. The asset impairment cost of $0.1 million was associated with the write down of assets at the Company’s Philippines manufacturing facility. The written down values were based on the assets’ then current fair market value.

In 2005, the Company recorded $10.2 million of severance costs related primarily to actions taken to reduce headcount at the Company’s South Carolina, Orlando, Belgium, France and Portugal operations. In total, approximately 350 positions were eliminated primarily in the United States. The shift of manufacturing capacity from the Company’s facility in South Carolina which accounts for inventory using the LIFO basis of valuation, to other manufacturing facilities which use the FIFO method of valuation, resulted in a reduction in the Company’s LIFO reserve of $5.6 million, which is included as part of cost of products sold. This shift was completed before the end of 2005. The asset impairment costs of $6.5 million were primarily associated with write-downs at the Company’s United States facilities including the write-down of certain warehousing and distribution facilities and equipment at the Company’s South Carolina facility and its former manufacturing facility in Halls, Tennessee.

Pretax costs incurred in connection with the re-engineering program included above and allocated to cost of products sold were as follows:

(In millions)	2007	2006	2005
Re-engineering and impairment charges	$9.0	$7.6	$16.7
Cost of products sold	—	—	(2.4)

Total pretax re-engineering costs	$9.0	$7.6	$14.3

In 2005, amounts included in cost of products sold included $3.2 million related to asset impairment write downs at the Company’s Hemingway, South Carolina and Halls, Tennessee facilities and the $5.6 million reduction in the LIFO reserve noted above.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of December 29, 2007, December 30, 2006 and December 31, 2005 were as follows:

(In millions)	2007	2006	2005
Beginning balance	$0.6	$1.7	$1.9
Provision	9.0	7.6	17.2
Accrual adjustment	—	—	(0.5)
Cash expenditures:
Severance	(3.5)	(8.6)	(9.3)
Other	(0.2)	—	(1.1)
Non-cash asset impairments	(3.6)	(0.1)	(6.5)

Ending Balance	$2.3	$0.6	$1.7

Of the total accrual at December 29, 2007, $0.7 million related to lease payments, net of expected sub-lease income, remaining on the vacated BeautiControl North America manufacturing facility. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several other markets by the end of 2008. The accrual adjustment in 2005 related to the resolution of a litigation claim.

Note 4: Inventories

(In millions)	2007	2006
Finished goods	186.4	$156.8
Work in process	18.3	17.5
Raw materials and supplies	65.2	58.4

Total inventories	$269.9	$232.7

During 2007, the Company decreased the LIFO reserve by $2.1 million mainly due to a fire at the South Carolina facility destroying some of the LIFO inventory held at that location. In 2006, LIFO inventory reserves were reduced approximately $1.6 million due to lower inventory levels.

Note 5: Property, Plant and Equipment

(In millions)	2007	2006
Land	31.8	$31.2
Buildings and improvements	208.4	186.2
Molds	572.5	554.6
Production equipment	278.0	237.6
Distribution equipment	36.9	50.8
Computer/telecom equipment	66.7	72.0
Furniture and fixtures	27.8	27.0
Capitalized software	49.7	47.2
Construction in progress	17.1	23.3

Total property, plant and equipment Less accumulated depreciation	1,288.9 (1,022.9)	1,229.9 (973.3)

Property, plant and equipment, net	$266.0	$256.6

Note 6: Accrued Liabilities

(In millions)	2007	2006
Income taxes payable	$25.7	$10.2
Compensation and employee benefits	81.3	70.0
Advertising and promotion	54.2	43.4
Taxes other than income taxes	42.3	28.4
Pensions	1.1	2.3
Post-retirement benefit	4.2	4.3
Dividends payable	13.5	13.2
Other	87.0	59.5

Total accrued liabilities	$309.3	$231.3

(In millions)	2007	2006
Post-retirement benefit	$44.3	$42.3
Pensions	81.1	82.4
Income taxes	44.5	29.7
Long-term deferred income tax	87.8	77.0
Other	48.2	40.4

Total other liabilities	$305.9	$271.8

Note 7: Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment annually under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company performs the review for impairment at the reporting unit level as determined at the date of acquisition. The goodwill impairment assessment is completed by estimating the fair value of the reporting units and comparing these estimates with their carrying values. The Company’s indefinite-lived asset impairment test involves a comparison of the estimated fair value of the intangible asset and its carrying value. Fair value is determined based on the discounted future cash flows expected to be generated in these reporting units. This evaluation was completed as of the end of the Company’s third quarter for the reporting units and indefinite-lived intangible assets recorded in connection with the Acquisition. Based upon this evaluation, the Company deemed the Nutrimetics reporting unit and tradename to be impaired, resulting in a non-cash impairment charge of $11.3 million recognized in the year ended December 29, 2007. The remaining $483.0 million of goodwill and intangible asset value associated with the Acquired Units and included on the balance sheet as of December 29, 2007, was determined to be not impaired. The impairment charge recorded reflected the current expectation of future earnings and profits, which were lower than the acquisition date estimates. Since the Acquisition, the Company has implemented certain strategies to realize these expectations; however, it has taken longer than originally estimated for the strategies to fully pay off. The Nutrimetics reporting unit and intangible assets are included in the Beauty Other segment.

The following table reflects goodwill allocated to each reporting segment at December 29, 2007 and December 30, 2006:

(in millions)	Europe	Asia Pacific	Beauty North America	Beauty Other	TW North America	Total
Goodwill balance at December 31, 2005	$16.0	$24.3	$207.7	$59.0	$2.9	$309.9
Goodwill adjustment	0.4	—	—	0.7	—	1.1
Effect of change in exchange rates	(1.0)	(0.2)	(5.6)	8.4	—	1.6

Goodwill balance at December 30, 2006	15.4	24.1	202.1	68.1	2.9	312.6
Goodwill adjustment	—	—	(9.2)	—	—	(9.2)
Goodwill impairment	—	—	—	(5.9)	—	(5.9)
Effect of change in exchange rates	0.2	1.1	0.2	7.9	—	9.4

Goodwill balance at December 29, 2007	$15.6	$25.2	$193.1	$70.1	$2.9	$306.9

On December 5, 2005 the Company completed the Acquisition and continued to make adjustments to the purchase price through December 2006 as the valuation of assets and liabilities were finalized. The 2007 adjustment to goodwill relates to deferred tax assets in Mexico added in the Acquisition.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, are as follows:

	December 29, 2007
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and trade names	$203.9	$—	$203.9
Sales force relationships—single level	33.6	19.6	14.0
Sales force relationships—multi tier	31.1	17.7	13.4
Acquired proprietary product formulations	4.0	2.7	1.3

Total intangible assets	$272.6	$40.0	$232.6

	December 30, 2006
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and trade names	$199.0	$—	$199.0
Sales force relationships—single level	33.5	17.1	16.4
Sales force relationships—multi tier	29.3	7.2	22.1
Acquired proprietary product formulations	3.6	1.4	2.2

Total intangible assets	$265.4	$25.7	$239.7

A summary of the identifiable intangible asset account activity is as follows:

	Year Ending
(in millions)	December 29, 2007	December 30, 2006
Beginning Balance	$265.4	$263.0
Impairment of trade names	(5.4)	—
Effect of change in exchange rates	12.6	2.4

Ending Balance	$272.6	$265.4

Amortization expense was $13.6 million, $23.7 million and $1.7 million in 2007, 2006 and 2005, respectively. The estimated aggregate annual amortization expense associated with the above intangibles for each of the five succeeding years is $9.1 million, $5.6 million, $4.0 million, $2.8 million and $2.0 million respectively.

Note 8: Financing Arrangements

Debt Obligations

Debt obligations consisted of the following:

(In millions)	2007	2006
2007 term loan facility due 2012	$565.0	$—
2005 term loan facility due 2012	—	669.2
8.33% Mortgage Note due 2009	4.6	4.8
Belgium facility capital lease	22.3	6.6
Other	1.4	0.8

	593.3	681.4
Less current portion	(3.5)	(0.9)

Long-term debt	$589.8	$680.5

(Dollars in millions)	2007	2006
Total short-term borrowings at year-end	$—	$0.9
Weighted average interest rate at year-end	na	4.7%
Average short-term borrowings during the year	$60.2	$72.4
Weighted average interest rate for the year	6.5%	6.7%
Maximum short-term borrowings during the year	$95.1	$96.1

The average borrowings and weighted average interest rates were determined using month-end borrowings and the interest rates applicable to them. As of December 29, 2007, the Company had no amounts outstanding under its $200 million revolving credit facility.

The mortgage note is a 10-year note amortized over a 22-year period with quarterly payments of principal and interest of $47,988. The note is collateralized by certain real estate having a net book value of $5.8 million at December 29, 2007. A principal payment of $4.4 million is due to be paid June 1, 2009.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005, which was obtained in conjunction with the closing of the Acquisition. Quarterly principal payments of $1.5 million are due on the term loans beginning June 2008 with any remaining principal due in September 2012; however, the agreement permits the Company to omit these payments if certain prepayments have been made during the previous four quarters. The company made such optional principal prepayments in December 2007 totaling $35.0 million. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the revolving credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 0.625 percent to 1.25 percent and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. As of December 29, 2007, the applicable margin was 1.0 percent, resulting in an effective interest rate on outstanding borrowings of 5.9 percent, for the Company’s LIBOR-based borrowings. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. As a result of terminating the previous credit agreement in the third quarter of 2007, $6.1 million in deferred debt fees and gains were written off and included in interest expense for the year ended December 29, 2007.

At December 29, 2007, the Company had $292.5 million of unused lines of credit, including $185.9 million under the committed, secured $200 million revolving line of credit and $106.6 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. Interest paid on total debt, excluding credits from interest rate swaps and forward contracts, in 2007, 2006, and 2005 was $52.9 million, $53.6 million and $48.9 million, respectively. The interest paid in 2005 includes “make whole” payments of $21.9 million relating to the early prepayment of 7.91 percent Notes that had been due in 2011. It also includes the pre-funding of $6.0 million of interest due under the terms of 7.25 percent Notes that had been due in 2006. Both the 2011 and 2006 Notes were retired in connection with the Acquisition.

During 2006, the Company renegotiated a line of credit with a financial institution in Australia. One of the terms of this credit facility required the Company to grant to the lender a lien on certain real estate located in Australia. This line of credit totals $4.5 million, and is included in the unused uncommitted lines of credit included above. The real estate used to secure this line of credit had a book value of $6.8 million at the end of 2007.

Contractual maturities for long-term obligations at December 29, 2007 are summarized by year as follows (in millions):

Year ending:	Amount
December 27, 2008	$3.5
December 26, 2009	12.1
December 25, 2010	7.7
December 31, 2011	7.6
December 29, 2012	547.4
Thereafter	15.0

Total	$593.3

The 2007 Credit Agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, this is not currently expected to occur.

The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The covenant restrictions include adjusted covenant earnings and net worth measures that are non-GAAP measures. The non-GAAP measures may not be comparable to similarly titled measures used by other entities and exclude unusual, non-recurring gains, certain non-cash charges and changes in accumulated other comprehensive income. Discussion of these measures is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met, and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.20 through the end of the third quarter of 2008, at which point the requirement rises to 1.25 and then increases annually after the end of each fiscal third quarter until it reaches 1.50 after the end of the third quarter of 2010. The leverage ratio must be below 3.25 through the third quarter of 2008. Beginning with the fourth quarter of 2008 the required ratio declines to 2.75 through the third quarter of 2009, and to 2.50 in the fourth quarters of 2009 and thereafter. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios for the 12 months ended December 29, 2007 were 1.72 and 2.22, respectively.

The adjusted net worth requirement was $400.2 million as of December 29, 2007. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, adjusted to eliminate up to $75 million of goodwill and intangible asset impairment charges recorded after July 1, 2007. There is no adjustment for losses. The Company’s adjusted consolidated net worth at December 29, 2007 was $476.7 million.

Adjusted net worth (in millions)	As of December 29, 2007
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	105.6
Plus net increase from equity issuances, certain share repurchase, etc.	26.2

Adjusted net worth required	$400.2

Company’s adjusted net worth:
Total shareholders’ equity as of December 29, 2007	$522.7
Less increases resulting from foreign currency translation adjustments since year end 2005	(121.8)
Less increases resulting from tax benefit of employee stock option exercises	(5.5)
Plus reduction resulting from cash flow hedges since year end 2005	5.0
Plus reduction resulting from net equity hedges since year end 2005	52.7
Plus reduction resulting from SFAS 158	10.1
Plus reduction resulting from adoption of FIN 48	2.2
Plus reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007	11.3

Adjusted net worth	$476.7

12 months ended December 29, 2007
Adjusted covenant earnings:
Net income	$116.9
Add:
Depreciation and amortization	63.5
Gross interest expense	53.0
Provision for income taxes	24.5
Pretax non-cash re-engineering and impairment charges	14.5
Equity compensation	7.6
Deduct:
Gains on land sales, insurance settlements, etc.	(12.3)

Total adjusted covenant earnings	$267.7

Gross interest expense	$53.0
Less amortization and write off of debt costs	(8.7)

Equals cash interest	$44.3

Capital expenditures	$50.3
Less amount excluded per agreement	(3.6)

Equals adjusted capital expenditures	$46.7

12 months ended December 29, 2007
Fixed charge coverage ratio:
Adjusted covenant earnings	$267.7
Less:
Adjusted capital expenditures	(46.7)
Cash taxes paid	(49.1)

Subtotal	$171.9
Divided by sum of:
Scheduled debt payments	$1.1
Dividends and restricted payments	54.6
Cash interest	44.3

Subtotal	$100.0

Fixed charge coverage ratio	1.72

Consolidated total debt	$593.3
Divided by adjusted covenant earnings	267.7
Leverage ratio	2.22

Capital Leases

In 2006, the Company initiated construction of a new Tupperware center of excellence manufacturing facility in Belgium which was completed in 2007 and replaced its existing Belgium facility. The total cost of the new facility and equipment totaled $22.7 million and was financed through a sales lease-back transaction under two separate leases. The two new leases are being accounted for as capital leases and have terms of 10 and 15 years and interest rates of 5.1 percent.

Following is a summary of all capital lease obligations at December 29, 2007:

(in millions)	December 29, 2007
Gross payments	$35.2
Less imputed interest	12.9

Total capital lease obligation	22.3
Less current maturity	1.5

Capital lease obligation—long-term portion	$20.8

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 29, 2007 and December 30, 2006. The approximate fair value of the Company’s term loans was $565.0 million at December 29, 2007 since the entire issue consists of floating rate debt. The fair value of the remaining long-term debt approximated its book value at the end of 2007 and 2006.

Derivative Financial Instruments

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

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of December 29, 2007 and December 30, 2006:

Forward Contracts	2007		2006
(in millions)	Buy	Sell	Buy	Sell
US dollars	$66.1		$26.2
Mexican peso	33.6		2.9
South Korean won	20.5		10.8
South African rand	18.0		9.5
Singapore dollars	11.7		10.4
Canadian dollars	11.2		1.0
New Zealand dollars	8.2		2.6
Malaysian ringgit	4.7		1.4
Hong Kong dollar	2.7		1.4
Indonesian rupiah	1.8		1.0
Brazilian real	1.6
Danish krona	0.9		5.2
Swiss francs		$92.8		$38.8
Japanese yen		59.7		23.0
Russian ruble		12.8		2.7
Philippine pesos		8.4		4.3
Euro		7.2		10.8
Croatian kuna		2.4		2.1
Norwegian krona		1.5		1.4
U.K. pounds		1.4
Australian dollars		1.4	19.8
Czech koruna		1.4		1.0
Thai baht		1.3
Argentine pesos		1.2		4.4
Swedish krona		1.1		1.5
Indian rupee		0.7		0.6
Other currencies (net)		1.1		0.9

	$181.0	$194.4	$92.2	$91.5

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing December 29, 2007, the Company was in a net payable position of approximately $13.7 million related to its currency hedges. Excluding the impact of the forward points in this analysis, the Company was in a net payable position of approximately $16.8 million from the total portfolio of forward contracts.

The Company’s credit agreement dated December 5, 2005 required it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. Beginning in December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The swap agreements called for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.8 percent. The swap agreements combined with a contractual 150 basis point spread gave the Company an all-in effective rate of 6.3 percent on these borrowings. The swap agreements were scheduled to expire in 2009 through 2012. In order to maintain compliance with the three-year requirement, in April 2007, the Company terminated three swaps with a total notional value of $175 million and purchased three new swaps with the same notional value that were to expire in 2012. Following this action, all of the swaps were to expire in 2011 and 2012. A gain of $0.5 million was realized on the termination of these agreements and was capitalized as a component of debt. When the Company entered into the 2007 Credit Agreement in September and terminated the credit agreement from 2005, these swap arrangements were terminated resulting in a payment of $3.5 million. In connection with retiring that agreement, the $0.5 million deferred gains on the previously terminated swaps were fully recognized and both amounts were included as a component of interest expense in the year ended December 29, 2007.

The September 2007 Credit Agreement also has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years. In September 2007, the Company entered into four new interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these new swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the new credit agreement, and 100 basis points as of December 29, 2007, gave the Company an all-in effective rate of about 5.8 percent on these borrowings as of December 29, 2007. These new swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of these hedges was a net payable of $9.2 million ($5.9 million net of tax) as of December 29, 2007, which is included as a component of other comprehensive income.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix for 2008 the borrowing rate for an additional $200 million under the September 2007 credit agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 100 basis points at the end of 2007.

On July 1, 2003, the Company entered into two swap agreements effective September 29, 2003 as a hedge of the fair value of its then outstanding $150 million 7.91 percent debt due July 2011. Each swap agreement converted a portion of the borrowing from fixed to floating rate interest. The Company received premiums of approximately $0.8 million for both agreements. Changes in the fair value of the swaps resulting from changes in market interest rates were recorded as a component of net income along with the offsetting changes in the fair value of the related debt instrument. The swap agreements both had original maturity dates of July 15, 2011 and notional amounts of $75 million each. Under the terms of the swaps, the Company received semi-annual interest payments coinciding with the interest payments on the underlying debt of 7.91 percent and paid a variable rate based on the 6 month LIBOR rate plus a spread of about 3.7 percentage points. As part of the Acquisition, the

Company terminated these swaps and generated a loss of $3.1 million which was originally deferred. Upon closing the Acquisition and retirement of the debt in 2005, these deferred losses, along with the remaining previously deferred gains totaling $0.8 million were recorded as a component of interest expense in 2005.

Effective July 30, 2002, the Company terminated two interest rate swap agreements having notional amounts of $50 million and $75 million and generating gains of approximately $1.7 million and $3.3 million, respectively. These gains were capitalized as a component of debt and were being recognized as a reduction of interest expense over the remaining term of the debt. Additionally, in the fourth quarter of 2001, the Company terminated a swap agreement having a notional amount of $75 million and generating a net gain of $5.4 million. This gain was capitalized as a component of debt and was being recognized as a reduction of net interest expense over the remaining life of the debt. This debt was retired in connection with the Acquisition and the deferred gains on the previously terminated swaps were recognized as a component of interest expense in 2005.

The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the years 2007, 2006 and 2005 was not material.

During the first quarter of 2002, the Company entered into an interest rate swap agreement with a notional amount of 6.7 billion Japanese yen that matured on January 24, 2007. The Company paid a fixed rate payment of 0.63 percent semi annually and received a Japanese yen floating rate based on the LIBOR rate. This agreement converted the variable interest rate implicit in the Company’s rolling net equity hedges in Japan to a fixed rate. While the Company believed that this agreement provided a valuable economic hedge against rising interest rates in Japan, it did not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, changes in the market value of the swap were recorded as a component of interest expense as incurred. Over the life of the swap, any cumulative gains or losses since the inception of the agreement were reduced to zero. As of December 30, 2006, the cumulative loss was $0.4 million, which was fully recognized in 2007. The change in the cumulative loss for 2006 and 2005 was not material.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the year in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of December 29, 2007, December 30, 2006 and December 31, 2005, the balance in other comprehensive income (loss),net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a $0.1 million, ($0.2) million and ($0.8) million, respectively. The change in the balance in other comprehensive loss was a net gain (loss) of $0.3 million, $0.6 million and $(0.3) million during the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. The ineffective portion in other expense was not material.

In 2005, the Company had intended to refinance its $100 million notes that were due in 2006. To protect itself from the risk of higher interest rates, in 2005 the Company entered into an agreement to lock in a fixed treasury rate of approximately 4.70 percent, as compared with a current market rate of approximately 4.35 percent that provided the base interest for the debt originally expected to be issued in the refinancing. This derivative had been designated as a cash flow hedge and was recorded at its fair value on a quarterly basis. Pending the expected issuance of the new debt, any gains or losses, to the extent they represented an effective hedge, were recorded as a component of other comprehensive income. In the third quarter of 2005, in anticipation of the Acquisition, when it was no longer probable that the refinancing of this debt would occur, the Company terminated these agreements and recorded a loss of $3.1 million as a component of interest expense.

In addition to fair value and cash flow hedges, the Company uses financial instruments such as forward contracts and options to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. For the years ended 2007, 2006 and 2005, the Company recorded pre-tax net gains (losses) associated with these hedges of $(49.1) million, $(33.3) million and $25.7 million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

During the first quarter of 2007, the Company entered into agreements to hedge a portion of its Japanese yen net equity and euro net equity through a series of new forward contracts. At initiation, the Company sold Japanese yen and bought forward $50.0 million and sold euro and bought forward $300 million. These equity hedges also effectively converted portions of the Company’s U.S. dollar debt obligations to Japanese yen and euro where operating cash flow is generated. The initial forward contracts matured, or will mature, in 2007 and 2008 and will be settled in cash such that the Company is exposed to fluctuations in the value of the yen and euro versus the U.S. dollar. In the third quarter of 2007, the Company reduced its Japanese yen position by $16.6 million and its euro position by $150.7 million. Receipts or payments under the hedges are expected to be partially offset by changes in the value of operating cash flows generated in Japanese yen and in euro.

The Company’s derivative financial instruments at December 29, 2007 and December 30, 2006 consisted solely of the financial instruments summarized above. All of the contracts, with the exception of the interest rate swaps, mature within 18 months. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature as well as cross currency external payables and receivables, or forecast purchase commitments.

The Company’s theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company also is exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be partially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued losses were $22.9 million, $0.2 million and $0.1 million at December 29, 2007, December 30, 2006 and December 31, 2005, respectively, and were recorded either in accrued liabilities or other assets depending upon the net position of the individual contracts. While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn partially offset by hedges of net equity and other forward contracts. The notional amounts listed in the table above change based upon the Company’s outstanding exposure to fair value fluctuations.

During January 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. The put options, which expired unexercised on various dates in 2007, had a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling $0.5 million. Although the Company considered these put options to be a hedge of its exposure to changes in the value of the euro, they did not qualify for hedge accounting under SFAS 133. Accordingly, the value of the options was marked to market at the end of each quarter of 2007, with the $0.5 million loss in value recorded as a component of other expense.

In January 2005, in order to hedge against the impact of a strengthening U.S. dollar, the Company entered into ten euro put option agreements. Eight of the options were to hedge a portion of its net equity investments denominated in euros, and the other two were deemed speculative because they did not meet the requirements for hedge accounting. The options’ strike prices were approximately 1.26 U.S. dollars to the euro as compared with a market rate of 1.33 U.S. dollars to the euro when the options were purchased. The effect of these options was to protect the value of the Company’s euro net equity and cash flows with a floor of 1.26 U.S. dollars to the euro by giving the Company the option to sell euros at that value. The hedge options had an original combined notional value of 49.4 million euro and expiration dates at various points during 2005. The speculative options had an original combined notional value of 20.5 million euro, with one of the options with a notional value of 6.3 million euro having an expiration date of September 2005 and the other with a notional value of 14.2 million euro having an expiration date of October 2005. When the exchange rates were above the strike price of the option immediately prior to their expiration, the Company allowed the options to expire unexercised. Conversely, when the U.S. dollar was at a rate below the strike price immediately prior to the expiration of the option contracts, they were exercised. At the end of each quarter, the Company revalued the open options and recorded any change in fair value as a component of other comprehensive income for equity hedge options and as a component of other income or expense for the speculative options. For the year ended December 31, 2005, the Company exercised 6 options with an aggregate notional amount of 45.5 million euros and allowed 4 with an aggregate notional amount of 24.4 million euros to expire unexercised. The Company recorded a net pre-tax gain of $1.0 million associated with the settlement of these options and had a gain of $1.7 million associated with exercised hedge options that was recorded in equity. In 2005, the company recorded a net pretax loss of $1.1 million for the cost of the options. In 2006 the Company did not purchase or sell currency put options.

Note 9: Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans are outstanding, are applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. During 2007, 2006 and 2005 participants surrendered a total of 29,471, 99,388 and 254,441 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.7 million, $2.1 million and $5.6 million, respectively as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $0.3 million, $0.5 million and $0.6 million during 2007, 2006 and 2005, respectively. Under the terms of the MSPP, if at the scheduled repayment date a loan remains outstanding and the Company’s stock price per share is below the market price when the loan was originated, the Company will make cash bonus payments equal to the amount the value of the stock is below its purchase price, up to 25 percent of the outstanding principal on the loan then due. For 2007, 2006 and 2005 the cash bonus payments made under the plan were not material. For each share purchased, an option on two shares was granted under the 2000 Incentive Plan. See Note 14 to the Consolidated Financial Statements. The outstanding loans are recorded as subscriptions receivable and are secured by the shares purchased. The remaining principal amounts of $2.3 million are due in 2008. No further loans or sales of stock are being made under this Plan.

In 2007, 2006 and 2005, the Company returned to income $0.1 million, $0.4 million and $0.8 million, respectively, of a provision recorded since the adoption of the MSPP for the potential cash bonus payments described above associated with principal amounts due in 2007, 2006 and 2005. This was due to the associated loans being repaid prior to their due dates. The Company will continue to accrue for the cost of potential future cash bonus payments associated with loans that remain outstanding.

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

Note 10: Accumulated Other Comprehensive Loss

(In millions)	2007	2006
Foreign currency translation adjustments	$(81.3)	$(160.6)
Net equity hedge loss	(38.3)	(6.9)
Pension and retiree medical	(20.7)	(23.1)
Deferred loss on cash flow hedges	(5.8)	(0.2)

Total	$(146.1)	$(190.8)

In 2006, there was a $12.5 million (net of tax) pension adjustment as a result of the Company’s adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). In 2007, the pension adjustment, net of tax, was $2.4 million.

Note 11: Statement of Cash Flow Supplemental Disclosure

For the years ended December 29, 2007 and December 30, 2006, the Company acquired $15.7 million and $6.6 million of property, plant and equipment by the use of a capital lease arrangement. Additionally, for the year end December 29, 2007, December 30, 2006 and December 31, 2005 employees of the Company settled outstanding loans by returning Company stock worth $0.7 million, $9.2 million and $5.6 million, respectively, that was acquired with proceeds of those loans.

Note 12: Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2007	2006	2005
Domestic	$(28.1)	$(31.7)	$(19.9)
Foreign	169.5	135.5	84.4

Total	$141.4	$103.8	$64.5

The provision (benefit) for income taxes was as follows:

(In millions)	2007	2006	2005
Current:
Federal	$36.0	$20.7	$(36.0)
Foreign	71.9	35.4	19.4
State	(0.4)	0.3	—

	107.5	56.4	(16.6)

Deferred:
Federal	(59.8)	(38.8)	(2.1)
Foreign	(23.4)	(11.9)	(2.4)
State	0.2	3.9	0.2

	(83.0)	(46.8)	(4.3)

Total	$24.5	$9.6	$(20.9)

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate was as follows:

(In millions)	2007	2006	2005
Amount computed using statutory rate	$49.5	$36.3	$22.6
(Reduction) increase in taxes resulting from:
Net benefit from repatriating foreign earnings and direct foreign tax credits	(4.1)	(10.2)	(0.6)
Foreign income taxes	(28.0)	(28.3)	(7.4)
Recognition of tax asset of $51.1 million due to change in Mexican tax law, net of valuation allowance of $49.2 million	(1.9)	—	—
Other changes in valuation allowance for deferred tax assets	7.9	7.2	(5.1)
Foreign and domestic tax audit adjustments	1.3	—	(27.1)
Other	(0.2)	4.6	(3.3)

Total	$24.5	$9.6	$(20.9)

The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Deferred tax (liabilities) assets are composed of the following:

(In millions)	2007	2006
Purchased intangibles	$(56.7)	$(60.9)
Other	(9.9)	(12.2)

Gross deferred tax liabilities	(66.6)	(73.1)

Credit and net operating loss carry forwards	285.5	213.7
Fixed assets basis differences	34.1	23.2
Employee benefits accruals	28.4	25.4
Postretirement benefits	16.3	17.9
Inventory	10.5	11.7
Accounts receivable	14.2	11.6
Depreciation	2.3	3.5
Deferred costs	38.4	1.0
Other accruals	48.0	35.4

Gross deferred tax assets	477.7	343.4

Valuation allowances	(104.7)	(47.0)

Net deferred tax assets	306.4	$223.3

At December 29, 2007, the Company had domestic federal and state net operating loss carry forwards of $38.0 million, separate state net operating loss carry forwards of $102.6 million, and foreign net operating loss carry forwards of $560.2 million. Of the total foreign and domestic net operating loss carry forwards, $521.7 million expire at various dates from 2008 to 2027, while the remainder have unlimited lives. During 2007, the Company realized net cash benefits of $9.9 million related to foreign net operating loss carry forwards. At December 29, 2007 and December 30, 2006, the Company had estimated foreign tax credit carry forwards of $92.5 million and $50.2 million, respectively, most of which expire in the years 2014 through 2017 if not utilized. Credit and net operating loss carry forwards in 2007 reflect the impact of a change in Mexican tax law, which created net operating losses with a tax benefit of $51.1 million. A valuation allowance of $49.2 million was recorded related to this tax asset. Deferred costs in 2007, includes an asset of $37.4 million related to an advance payment agreement entered into by the Company with one of its foreign subsidiaries, which is expected to reverse over the next three years. At December 29, 2007 and December 30, 2006, the Company had valuation allowances against certain deferred tax assets totaling $104.7 million and $47.0 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management’s best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The Company paid (received refunds) income taxes, net, in 2007, 2006 and 2005 of $49.1 million, $29.5 million and $(34.7) million, respectively. The Company has foreign subsidiaries which receive tax holidays, one of which expired in 2007 and the other in 2009 if not renewed or extended. There are various factors which may impact the amount of the annual benefit derived from the tax holidays. The net benefit of the tax holidays in 2007, 2006 and 2005 was $5.8 million, $6.4 million and $4.0 million, respectively.

Effective with the beginning of fiscal 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing that a more likely than not threshold be met before a tax position is recognized in the financial statements. It further provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the adoption, a charge of $2.2 million to increase reserves for uncertain tax positions was recognized with a corresponding decrease in the 2007 opening retained earnings balance.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 , (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. FSP FIN 48-1 was effective upon the initial adoption of FIN 48 and therefore was adopted by the Company in the beginning of fiscal 2007. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

As of December 29, 2007 and the beginning of fiscal 2007, the Company’s gross unrecognized tax benefit was $41.1 million and $30.2 million, respectively. The Company estimates that approximately $40.6 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2007
Balance at December 31, 2006	$30.2
Additions based on tax positions related to the current year	10.6
Additions for tax positions of prior years	2.1
Reductions for tax positions of prior years	(1.1)
Settlements	(2.3)
Reductions for lapse in statute of limitations	(0.6)
Impact of foreign currency rate changes versus the U.S. dollar	2.2

Balance at December 29, 2007	$41.1

Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $8.9 million and $7.6 million as of December 29, 2007 and the beginning of fiscal 2007, respectively. Interest and penalties included in the provision for income taxes totaled $1.3 million for the year ended December 29, 2007.

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

Based on the number of periods currently under examination, the Company anticipates some of the audits may conclude within the next 12 months. As of the end of 2007, the Company classified approximately $5.6 million of unrecognized tax benefits as a current liability, representing potential settlement of tax positions in one or more jurisdictions. The Company expects to record adjustments related to a final competent authority resolution between the United States and Korea in the next 12 months. The final impact of the adjustment is anticipated to comprise approximately $4.8 of the current liability. The Company estimates the remainder of the current liability balance, representing individually insignificant income tax positions under examination, to be settled within the next year. In addition, the Company anticipates some additional audits may conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of the end of 2007. It is also reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the expiration of statutes of limitations in various jurisdictions as well as additions due to ongoing transactions and activity.

In the fourth quarter, the Company recorded an adjustment related to an advanced pricing agreement between the United States and Japan. The Company reversed unrecognized benefits and offsetting liabilities in the amount of $12.2 million and $9.9 million, respectively; resulting in a net settlement of $2.3 million made to resolve the uncertain tax position.

The Company has $571.8 million of undistributed earnings of international subsidiaries. The Company has not provided for U.S. deferred income taxes on these undistributed earnings because of its intention to indefinitely reinvest these earnings.

Effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method. SFAS123(R), requires that recognition of tax windfall benefits related to the exercise of employee stock-based compensation be delayed until the period that the reduction will reduce income taxes payable. Due to the estimated domestic net operating losses of $7.0 million and $54.3 million, in 2007 and 2006, the Company did not recognize $2.5 million and $0.5 million of benefits for deductions associated with the exercise of employee stock options in 2007 and 2006, respectively.

The Company recognized $5.5 million of benefits for deductions associated with the exercise of employee stock options in 2007. No benefits were recognized in 2006 due to the losses noted above. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

Note 13: Retirement Benefit Plans

Pension Plans. The Company has various defined benefit pension plans covering substantially all domestic employees, employed as of June 30, 2005, except those employed by BeautiControl, and certain employees in other countries. In addition to providing pension benefits, the Company provides certain postretirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Most employees and retirees outside the United States are covered by government healthcare programs. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company or satisfy certain age and years of service requirements. The medical plans are contributory for most retirees with contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees.

In the fourth quarter of 2006 the Company amended its domestic retiree medical plan effective April 1, 2007. Prior to the effective date but after January 1, 1995, the Company subsidized the cost of health care for retirees based on age and years of service. For under age 65 retirees, the amendment altered the Company’s contribution from a percent of cost to a fixed amount. For over age 65 retirees, the amendment lowered the fixed subsidy amount. For former associates retired prior to January 1, 1995 and under the age of 80, the amendment introduced a monthly premium charge of $35 per covered adult. The change resulted in a decrease of expense of $1.8 million and $0.3 million in 2007 and 2006.

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

Effective December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date.

Prior to the adoption of the recognition provisions of SFAS 158, the Company accounted for its defined benefit post-retirement plans under SFAS No. 87, Employers Accounting for Pensions (SFAS 87) and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS 106). SFAS 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation (ABO) liability exceeded the fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity. SFAS 106 required that the liability recorded represent the actuarial present value of all future benefits attributable to an employee’s service rendered to date. Under both SFAS 87 and SFAS 106, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss). As a result, the Company recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 30, 2006:

(in millions)	Prior to Application of SFAS 158	Effect of Adopting SFAS 158	As Reported at December 30, 2006
Other assets, net	$5.1	$(4.8)	$0.3

Accrued liabilities	10.2	(3.6)	6.6
Accrued postretirement benefit cost	35.3	7.0	42.3
Other liabilities	72.0	10.4	82.4

Total liabilities	117.5	13.8	131.3

Accumulated other comprehensive loss (pre-tax)	(16.2)	(18.6)	(34.8)

The Company uses a fiscal year end measurement date for its plans. The funded status of all of the Company’s plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2007	2006	2007	2006	2007	2006
Change in benefit obligations:
Beginning balance	$45.5	$45.3	$46.3	$69.3	$135.8	$123.6
Service cost	0.7	0.8	0.2	0.5	6.8	7.5
Interest cost	2.5	2.5	2.6	3.1	5.9	6.3
Actuarial (gain) loss	0.7	(0.8)	3.3	(10.5)	(1.2)	2.2
Benefits paid	(2.5)	(2.3)	(3.9)	(5.1)	(10.3)	(5.5)
Impact of exchange rates	—	—	—	—	9.4	7.5
Plan participant contributions	—	—	—	—	0.9	—
Amendments	—	—	—	(9.6)	—	—
Settlements	—	—	—	—	(1.3)	(1.8)
Curtailment	—	—	—	(1.4)	(2.7)	(0.1)
Acquisition	—	—	—	—	—	(3.9)

Ending balance	$46.9	$45.5	$48.5	$46.3	$143.3	$135.8

Change in plan assets at fair value:
Beginning balance	$29.2	$28.3	$—	$—	$67.1	$56.4
Actual return on plan assets	2.1	3.3	—	—	3.4	3.8
Company contributions	3.9	—	3.9	5.1	7.4	8.1
Plan participant contributions	—	—	—	—	1.5	0.7
Benefits and expenses paid	(2.9)	(2.4)	(3.9)	(5.1)	(8.7)	(4.6)
Impact of exchange rates	—	—	—	—	7.3	4.1
Settlements	—	—	—	—	(1.2)	(1.4)

Ending balance	$32.3	$29.2	$—	$—	$76.8	$67.1

Funded status of the plan	$(14.6)	$(16.3)	$(48.5)	$(46.3)	$(66.5)	$(68.7)

Unrecognized actuarial loss	8.5	7.7	18.8	16.5	11.4	17.7
Unrecognized prior service cost/(benefit)	0.7	0.9	(9.1)	(9.9)	1.5	1.7
Unrecognized net transition liability	—	—	—	—	—	0.2

Net amount recognized	$(5.4)	$(7.7)	$(38.8)	$(39.7)	$(53.6)	$(49.1)

Weighted average assumptions:
Discount rate	6.0%	5.8%	6.0%	5.8%	4.7%	4.3%
Return on plan assets	8.5	8.5	n/a	n/a	5.0	5.0
Salary growth rate	n/a	n/a	n/a	n/a	3.1	3.0

Amounts recognized in the balance sheet consisted of:

(in millions)	December 29, 2007	December 30, 2006
Accrued benefit liability	$(129.6)	$(131.3)
Accumulated other comprehensive loss (pre-tax)	31.8	34.8

Net amount recognized	$(97.8)	$(96.5)

Items not yet recognized as a component of pension expense as of December 29, 2007 and December 30, 2006 consisted of:

	2007		2006
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Transition liability	$—	$—	$0.2	$—
Prior service cost/ (benefit)	2.2	(9.1)	2.6	(9.9)
Net actuarial loss	19.9	18.8	25.4	16.5

Accumulated other comprehensive loss (pre-tax)	$22.1	$9.7	$28.2	$6.6

Components of other comprehensive income for the year ended December 29, 2007 consist of the following:

(in millions)	Pension Benefits	Postretirement Benefits
Amortization of prior service cost, net loss and transition liability included in net periodic pension cost	$1.3	$0.2
Net prior service cost arising during period	0.2	—
Net gain (loss) arising during period	4.6	(3.3)

Other comprehensive income (loss)	$6.1	$(3.1)

In 2008, the Company expects to recognize approximately $0.6 million of the prior service benefit and $3.2 million of the net actuarial loss as a component of pension expense.

The accumulated benefit obligation for all defined benefit pension plans at December 29, 2007 and December 30, 2006 was $168.3 million and $163.5 million, respectively. At December 29, 2007 and December 30, 2006, the accumulated benefit obligations of certain pension plans exceeded those plans’ assets. For those plans, the accumulated benefit obligations were $121.6 million and $123.8 million, and the fair value of their assets was $51.4 million and $52.2 million as of December 29, 2007 and December 30, 2006, respectively. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.

The costs associated with all of the Company’s plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost:
Service cost and expenses	$8.0	$8.2	$5.7	$0.2	$0.5	$0.9
Interest cost	8.5	8.8	6.5	2.6	3.2	3.8
Return on plan assets	(5.1)	(2.9)	(1.0)	—	—	—
Curtailment	—	—	—	—	(0.3)	—
Recognized net actuarial loss	1.0	0.4	0.6	1.0	1.0	1.5
Net deferral	0.3	(1.0)	(1.5)	(0.8)	(0.2)	(0.1)

Net periodic benefit cost	$12.7	$13.5	$10.3	$3.0	$4.2	$6.1

Weighted average assumptions:
U.S. plans
Discount rate	5.8%	5.5%	5.4%	5.8%	5.5%	5.8%
Return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a
Salary growth rate	n/a	n/a	4.8	n/a	n/a	n/a
Foreign plans
Discount rate	4.7%	4.3%	4.5%	n/a	n/a	n/a
Return on plan assets	5.0	5.0	3.9	n/a	n/a	n/a
Salary growth rate	3.1	3.0	3.0	n/a	n/a	n/a

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

The Company utilizes a published rating index of a portfolio of high quality, fixed-income debt instruments as a benchmark for the discount rates used to determine the benefit obligations of its plans. For the U.S. plans, the discount rate was based on the rate of return for a portfolio of Moody’s AA rated high quality bonds with maturities that are consistent with the projected future benefit payment obligations of the plans. The weighted average discount rate for the U.S. and foreign plans for 2007 were 5.8 percent and 4.7 percent, respectively and 5.8 percent and 4.4 percent, respectively for 2006.

The assumed healthcare cost trend rate for 2007 was 8.0 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2015. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on post-retirement benefit obligation	3.1	(2.9)

The Company’s weighted-average asset allocations at December 29, 2007 and December 30, 2006 by asset category were as follows:

	2007		2006
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	61%	45%	63%	64%
Debt securities	38	38	37	20
Real estate	—	5	—	2
Cash and money market investments	1	12	—	14

Total	100%	100%	100%	100%

The Company’s specific return objective on its U.S. pension plan is to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The Company has adopted the following target asset class allocations for its U.S. pension plan: 62 percent in equity securities (32 percent large U.S. stocks, 20 percent small U.S. stocks, and 10 percent international stocks) and 38 percent fixed income securities (36 percent bonds and 2 percent U.S. cash equivalents). The asset classes may be rebalanced to obtain the target asset mix if the percentages fall outside of acceptable range variances. The investment policy is reviewed from time to time to ensure consistency with the long-term objective of funding at least 90 percent of the plan’s liabilities. Options, derivatives, forwards, futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. Transactions that would jeopardize the tax-exempt status of the plan are not allowed. Lending of securities may be permitted in cases in which an appropriate gain can be realized. The Company does not invest in any of its own stock; however, this restriction does not prevent investment in insurance company accounts, other commingled or mutual funds, or any index funds which may hold securities of the Company. Additional guidelines for investment managers selected by the Company to manage equity securities prohibit the securities of one company or affiliated group, other than U.S. government securities, to exceed 5 percent of the portfolio and that no more than 25 percent of a separately managed portfolio be invested in any one industry, unless that industry represents greater than 20 percent of the benchmark market index. International equity investments shall be diversified by country and by industry and primarily include securities listed on significant exchanges. Equity portfolios may include a small portion of convertible bonds and preferred stock but these securities do not substitute as bonds within the portfolios. Investment managers selected by the Company to manage the fixed income investments are also prohibited from holding more than 5 percent in any one company or affiliated group of companies, other than U.S. government securities, and from holding more than 25 percent of investments in any one industry. In addition, no more than 25 percent of the fixed income portfolio may be invested in foreign securities and no more than 25 percent of the portfolio may be invested in below investment grade securities.

The Company expects to contribute $13.1 million to its U.S. and foreign pension plans and $4.3 million to its other U.S. postretirement benefit plan in 2008.

The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $5.8 million in 2007, $5.5 million in 2006, $4.1 million in 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company’s foreign and U.S. plans:

Years	Pension benefits	Postretirement benefits	Subsidy Receipts	Total
2008	9.7	4.9	0.6	14.0
2009	10.6	5.0	0.6	15.0
2010	10.4	5.0	0.6	14.8
2011	23.2	5.0	0.6	27.6
2012	10.8	5.0	0.7	15.1
2013-2017	73.9	24.0	3.5	94.4

Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company expects subsidy receipts of $6.6 million from 2008 through 2017 related to these prescription drug benefits.

Note 14: Incentive Compensation Plans

Incentive Plans. On May 17, 2006 the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2006 Incentive Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. The total number of shares available for grant under the 2006 Incentive Plan as of December 29, 2007, was 3,058,222 of which 1,076,097 could be issued in the form of restricted stock.

Other than for options on 157,118 shares exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding unvested options generally vest in one-third increments on the anniversary of the grant date in each of the following three years; however, certain options granted in 2000 and 2001 have terms that provide for vesting after seven years, or earlier if certain stock price appreciation goals are attained. During 2007, options of this type on 964,235 shares vested and options of this type on 536,375 shares vested prior to 2007. At December 29, 2007, options of this type to purchase 1,162,576 shares were outstanding. As of the end of 2007, there were unvested options of this type covering 45,071 shares, all of which are expected to vest in 2008.

All outstanding options have exercise periods that are 10 years from the date of grant and outstanding restricted shares have initial vesting periods ranging from one to three years. The outstanding restricted stock shares include 114,000 shares granted in 2006 under which vesting is based on certain performance conditions that are expected to be achieved in 2008. The Company will adjust stock-based compensation expense if its expectations change. Under the plan, awards that are canceled or expire are added back to the pool of available shares.

Director Plan. On May 17, 2006 the Company’s shareholders also approved amendments to the Tupperware Brands Corporation Director Stock Plan (“Director Stock Plan”). The amendments expanded the types of awards that may be issued under the Director Stock Plan to include restricted stock and restricted stock unit awards and authorize the Nominating and Governance Committee of the Board of Directors to grant equity-based awards in amounts and with terms and conditions that permit the Company to attract and retain qualified directors.

Under the Director Stock Plan, non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director is eligible to receive a stock award in such form, at such time and in such amount as may be determined by the Nominating and Governance Committee of the Board of Directors. The number of shares authorized for grant under the Director Stock Plan and the number of shares available for grant as of December 29, 2007, were 600,000 and 244,493, respectively. Shares available have been reduced by 28,320 restricted stock units granted in 2007 which will vest in 2008 and had a grant-date fair value of $30.86.

Through 2002, the Company accounted for its stock-based compensation under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Effective with fiscal 2003, the Company began accounting for those plans using the fair-value-based method of accounting for stock options under the provisions of SFAS 123 prospectively to all employee awards granted, modified, or settled after December 28, 2002 as permitted under the transition guidance of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. Compensation cost for options that vest on a graduated schedule is recorded over that time period. Therefore, the cost related to the stock-based employee compensation included in the determination of net income for 2005 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS 123. Compensation expense associated with time-based restricted stock grants is equal to the market value of the shares on the date of grant and is recorded pro rata over the requisite service period.

Compensation expense associated with restricted stock granted to employees was $3.0 million, $2.5 million and $1.4 million in 2007, 2006 and 2005, respectively.

Compensation expense associated with all employee stock-based compensation was $7.6 million, $6.6 million and $4.4 million in 2007, 2006 and 2005, respectively. The tax benefit associated with this compensation expense was $2.7 million, $2.4 million and $1.6 million in 2007, 2006 and 2005, respectively.

Earned cash performance awards of $21.3 million, $15.7 million and $9.3 million were included in the Consolidated Statement of Income for 2007, 2006 and 2005, respectively.

Stock option and restricted stock activity for 2007, 2006 and 2005 for all of the Company’s Incentive Plans are summarized in the following tables.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 25, 2004	10,493,990	$19.61	7,572,413	$20.78
Granted	727,800	23.41
Expired / Forfeited	(588,804)	26.57
Exercised	(1,641,785)	18.33

Balance at December 31, 2005	8,991,201	19.76	6,770,383	20.10
Granted	652,300	20.83
Expired / Forfeited	(488,798)	40.64
Exercised	(419,488)	17.60

Balance at December 30, 2006	8,735,215	18.87	6,459,389	18.76
Granted	835,500	33.53
Expired / Forfeited	(47,057)	23.43
Exercised	(2,360,328)	19.20

Balance at December 29, 2007	7,163,330	$20.44	5,646,699	$18.36

The intrinsic value of options exercised during 2007, 2006, and 2005 totaled $22.9 million, $1.5 million and $6.0 million, respectively.

Restricted stock	Shares outstanding	Shares available for issuance
Balance at December 25, 2004	225,000	234,844
Granted	220,000	(220,000)
Vested	(5,000)	—
Forfeited	(8,000)	8,000

Balance at December 31, 2005	432,000	22,844
Granted	132,000	(132,000)
2006 Incentive Plan	18,000	1,197,500
Vested	(104,000)	—
Forfeited	(4,000)	4,000

Balance at December 30, 2006	474,000	1,092,344
Granted	26,247	(26,247)
Vested	(106,000)	—
Forfeited	(10,000)	10,000

Balance at December 29, 2007	384,247	1,076,097

The fair value of restricted stock vested in 2007, 2006 and 2005 was $3.3 million, $2.3 million and $0.1 million, respectively. The weighted average grant-date fair value of the non-vested restricted stock as of December 29, 2007 and December 30, 2006 was $22.92 and $21.28 per share, respectively. For shares granted, vested, and forfeited for the year ended December 29, 2007, the weighted average grant-date fair value was $33.31, $18.18 and $22.46, respectively.

Stock Options Outstanding As of December 29, 2007	Outstanding			Exercisable
Exercise price range	Shares	Average remaining life	Average exercise price	Shares	Average exercise price
$ 4.23 – $12.68	48,600	2.3	$9.62	48,600	$9.62
$12.69 – $16.90	1,915,796	3.6	15.82	1,915,796	15.82
$16.91 – $21.13	3,646,879	3.9	19.47	3,208,023	19.29
$21.14 – $25.35	726,222	7.3	23.37	474,280	23.29
$25.36 – $33.80	825,833	9.8	33.54	—	—

	7,163,330	4.9	$20.44	5,646,699	$18.36

The aggregate intrinsic value of the shares outstanding and exercisable as of December 29, 2007 was $90.4 million and $83.0 million, respectively. The aggregate intrinsic value is before applicable income taxes, based on the Company’s closing price of $33.06 as of the last business day of the year ended December 29, 2007. As of December 29, 2007, total unrecognized stock based compensation expense related to unvested stock options and restricted stock was $9.2 million, which is expected to be recognized over a weighted average period of approximately 26 months. The average remaining contractual life on exercisable options is approximately 3.7 years.

The estimated weighted average grant date fair value of 2007, 2006 and 2005 option grants was $7.72, $4.26 and $5.44 per share. See Note 1 to the Consolidated Financial Statements for pro forma presentation had fair value estimates been used to record compensation expense in the Consolidated Statements of Income for grants prior to 2003.

Stock from treasury shares is issued when stock options are exercised or restricted stock is awarded. In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intends to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. For the year ended December 29, 2007 the Company repurchased 1.4 million shares at an aggregate cost of $41.6 million.

Note 15: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. The Company reorganized its reporting segments as a result of changes in the Company’s management structure which was effective at the beginning of the 2007 fiscal year as follows:

•	There were no changes to the Company’s Europe, Asia Pacific or Tupperware North America segments.

•	The Fuller Mexico business previously included in the International Beauty segment has been aggregated with BeautiControl North America to form the Beauty North America reporting segment.

•	The other businesses previously included in the International Beauty segment now make up the Beauty Other reporting segment.

Historical data has been reclassified to reflect these changes.

The Company’s reportable segments include the following businesses:

Europe	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.
Asia Pacific
North America

Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brands Nutrimetics® and Fuller®, respectively. Both kitchen and beauty products in South America under the brand names Fuller®, Nuvo® and Tupperware ®.

Worldwide sales of beauty and personal care products totaled $719.0 million, $663.3 million and $199.3 million in 2007, 2006 and 2005, respectively. The Acquired Units operations are included from the date of acquisition.

(In millions)	2007	2006	2005
Net sales:
Tupperware:
Europe	$688.2	$615.9	$602.5
Asia Pacific	292.4	239.7	204.5
North America	289.8	255.5	253.6
Beauty:
North America	461.5	423.1	167.4
Beauty Other	249.5	209.5	51.3

Total net sales	$1,981.4	$1,743.7	$1,279.3

Segment profit (loss):
Tupperware:
Europe	$111.0	$94.4	$116.2
Asia Pacific	52.0	33.8	20.2
North America	21.3	8.7	0.5
Beauty:
North America	66.3	58.1	16.7
Beauty Other	(7.6)	(12.7)	(1.8)

Total profit	$243.0	$182.3	$151.8

Unallocated expenses	(43.9)	(36.4)	(28.3)
Other, net (a),(c)	11.8	12.5	4.0
Re-engineering and impairment charges (b)	(9.0)	(7.6)	(16.7)
Impairment of goodwill and intangible assets (d)	(11.3)	—	—
Interest expense, net (e)	(49.2)	(47.0)	(45.1)

Income before income taxes	$141.4	$103.8	$65.7

(In millions)	2007	2006	2005
Depreciation and amortization:
Tupperware:
Europe	$22.5	$21.3	$20.7
Asia Pacific	10.9	13.4	10.4
North America	8.8	10.8	13.8
Beauty:
North America	11.4	16.3	2.5
Beauty Other	8.4	9.6	1.7
Corporate	1.5	1.5	1.7

Total depreciation and amortization	$63.5	$72.9	$50.8

Capital expenditures:
Tupperware:
Europe	$19.1	$19.5	$20.5
Asia Pacific	7.6	9.0	9.5
North America	3.9	6.8	7.8
Beauty:
North America	5.6	7.3	5.4
Beauty Other	6.1	4.7	1.5
Corporate	8.0	4.8	7.3

Total capital expenditures	$50.3	$52.1	$52.0

Identifiable assets:
Tupperware:
Europe	$392.2	$329.9	$298.7
Asia Pacific	167.9	173.2	169.8
North America	183.4	198.5	197.0
Beauty:
North America	476.7	460.3	446.1
Beauty Other	312.8	291.5	278.5
Corporate	335.7	258.7	344.0

Total identifiable assets	$1,868.7	$1,712.1	$1,734.1

a.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2007, 2006 and 2005, pretax gains from these sales were $5.6 million, $9.3 million and $4.0 million, respectively, and were recorded in Other, net in the table above. Internal costs for management incentives directly related to these sales were $0.2 million and $0.1 million in 2006 and 2005, respectively. Effective December 30, 2006, this incentive compensation program was terminated.
b.	The re-engineering and impairment charges line provides for severance and other exit costs. Total after-tax impact of these costs was $5.9 million, $5.8 million and $10.5 million in 2007, 2006 and 2005, respectively. See Note 3 to the Consolidated Financial Statements.
c.	During 2006, the Company recorded pretax gains of $4.4 million as a result of an insurance settlement from hurricane damage suffered at the Company’s headquarters location in Orlando, Florida. Additionally, in 2006 the Company recorded expense of $1.2 million related to a loss arising from a fire at its former manufacturing facility in Tennessee. In 2007, a gain of $2.5 million was recognized in settlement of the associated insurance claim. The 2007 operating results were impacted by the sale of excess land in Australia resulting in a $2.1 million pretax gain and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippine manufacturing facility. These gains and impairment are included in Other, net in the table above.

d.	In the third quarter of 2007, the Company completed the annual review of goodwill and intangible assets of the Acquired Units. As a result of this review the Nutrimetics’ goodwill and trade name were deemed to be impaired, resulting in a pretax charge of $11.3 million. See Note 7 to the Consolidated Financial Statements.
e.	In 2007, the Company entered into a new credit agreement replacing the existing credit facility which resulted in a non-cash write-off of deferred debt costs totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain related floating-to-fixed interest rate swaps resulting in a $3.5 million termination payment also included in interest expense for 2007.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care versus Tupperware®, are not captured in the financial statements and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Export sales were insignificant. Sales to customers in Germany were $192.4 million, $198.0 million and $231.0 million in 2007, 2006 and 2005, respectively. Sales of Tupperware and beauty products to customers in Mexico were $411.0 million, $370.4 million and $115.2 million in 2007, 2006 and 2005, respectively. There was no other foreign country in which sales were material to the Company’s total sales. Sales of Tupperware and BeautiControl products to customers in the United States were $305.6 million, $284.9 million and $287.6 million in 2007, 2006 and 2005, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2007, 2006 and 2005, respectively, long-lived assets in the United States were $75.3 million, $90.1 million and $106.3 million.

As of December 29, 2007 and December 30, 2006 the Company’s net investment in international operations was $868.0 million and $891.6 million, respectively. The Company is subject to the usual economic risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Included in the cash balance of $102.7 million reported at the end of 2007 was a cash balance of $14.4 million denominated in Venezuelan bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. It has applied for authorization to transfer approximately $11.0 million out of the country. The Company believes it could immediately repatriate the cash from Venezuela, but it would only be able to do so at an exchange rate that is currently approximately 60 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Income Statement.

Note 16: Commitments and Contingencies

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

On December 11, 2007 the Company experienced a fire at its Hemingway, S.C. facility, causing complete destruction of its main finished goods warehouse and its contents. Manufacturing capabilities were not impacted and production was increased at the Hemingway facility as well as in the Company’s European and Mexican manufacturing facilities to minimize disruption to the independent sales force. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. The Company can not at this time accurately estimate the amount of claim proceeds it will receive, but believes the settlement of the claim will not result in a loss. As of December 29, 2007, the Company included in receivables $5.8 million in costs that represents the book value of the inventory, property and other costs to be recovered through the insurance claim, net of $3.0 million in proceeds received from its insurance companies. Subsequent to December 29, 2007, the Company received additional insurance proceeds of $6.4 million. The Company expects to substantially conclude the settlement of the claim by the end of 2008.

Leases. Rental expense for operating leases totaled $30.3 million in 2007, $26.7 million in 2006 and $27.5 million in 2005. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 29, 2007 were: 2008—$27.9 million; 2009—$19.2 million; 2010 —$9.4 million; 2011—$4.4 million, 2012—$3.7 million and after 2012—$5.5 million. Leases included in the minimum rental commitments for 2008 and 2009 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years with the remaining leases related to office space and equipment. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. The Company has a lease agreement on a warehouse located in Europe which offers a purchase option of about $4.2 million, which is expected to approximate fair market value, at the end of the lease term in 2010. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 29, 2007 and December 30, 2006.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 29, 2007:
Net sales	$456.9	$492.9	$454.7	$576.9
Gross margin	295.7	325.3	293.8	371.2
Net income	19.6	35.5	6.9	54.9
Basic earnings per share	0.33	0.58	0.11	0.90
Diluted earning per share	0.32	0.56	0.11	0.88
Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	25.19	29.60	33.36	36.74
Low	21.56	24.52	25.95	31.04
Close	24.93	28.74	31.49	33.06

Year ended December 30, 2006:
Net sales	$423.7	$438.6	$394.9	$486.5
Gross margin	275.5	286.2	254.9	312.1
Net income	16.0	25.2	13.1	39.9
Basic earnings per share	0.27	0.41	0.22	0.67
Diluted earning per share	0.26	0.41	0.22	0.65
Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	23.60	22.89	20.17	22.63
Low	20.00	19.01	17.06	19.30
Close	20.59	19.69	19.46	22.61

Certain items impacting quarterly comparability for 2007 and 2006 are as follows:

•

In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. In the third quarter of 2007, the Company recorded pretax gains of $5.6 million related to these land sales. For 2006, the Company recognized $9.3 million in pretax gains from land sales, of which $6.6 million was recorded in the third quarter and $2.7 million was recorded in the fourth quarter, respectively.

•

Pretax re-engineering and impairment costs of $2.8 million, $0.8 million, $3.0 million and $2.4 million were recorded in the first through fourth quarters of 2007, respectively, and $2.1 million, $0.6 million, $2.1 million and $2.8 million in the first through fourth quarters of 2006, respectively.

•

In the third quarter of 2007, the Company completed the annual review of goodwill and intangible assets of its acquired beauty businesses. As a result of this review the Nutrimetics’ goodwill and trade name were deemed to be impaired, resulting in an impairment of $11.3 million.

•

In third quarter of 2007, the Company entered into a new credit agreement replacing the existing credit facility which resulted in a non-cash write-off of deferred debt costs totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain floating-to-fixed interest rate swaps related to the previous credit agreement resulting in a $3.5 million termination payment also included in interest expense for 2007.

•

In the third quarter of 2006, the Company recorded pretax gains of $4.4 million as a result of the insurance settlement from hurricane damage suffered at the Company’s headquarters location in Orlando, Florida.

•

In the fourth quarter of 2006 the Company recorded expense of $1.2 million related to a loss arising from a fire at its former manufacturing facility in Tennessee. In the first quarter of 2007, a gain of $2.5 million was recognized in settlement of the associated insurance claim.

•

The 2007 operating results were impacted by the sale of excess land in Australia resulting in a $2.1 million pretax gain recorded in the second quarter and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippine manufacturing facility recorded in the fourth quarter.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 and Note 12, respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for retirement obligations in fiscal 2006 and uncertain tax positions in fiscal 2007.

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

February 26, 2008

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were effective as of the end of the period covered by this report. The effectiveness of the Company’s internal control over financial reporting as of December 29, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s fourth quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2008 Annual Meeting of Shareholders to be held on May 14, 2008 and is incorporated herein by reference.

The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

The section entitled “Section 16(A) Beneficial Ownership Reporting Compliance” appearing in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 14, 2008 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 14, 2008 sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2007, as set forth by Item 407(c)(3).

The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 14, 2008 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee including the members of the Committee and the financial expert, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporate herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2008, and the information in such Proxy Statement relating to executive officers’ and directors’ compensation is incorporated herein by reference.

The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2008 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 2008, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set fourth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the Annual Meeting of Shareholders to be held on May 14, 2008, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

( a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 29, 2007, December 30, 2006 and December 31, 2005;

Consolidated Balance Sheets—December 29, 2007 and December 30, 2006;

Notes to the Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

( a) (2) List of Financial Statement Schedule

The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 29, 2007.

All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

( a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 2, 2007 and incorporated herein by reference).

*3.2	Amended and Restated By-laws of the Registrant as amended May 16, 2007 (Attached as Exhibit 3.2 to Form 10-Q, filed with the SEC on August 2, 2007 and incorporated herein by reference).

*10.1	1996 Incentive Plan as amended through December 14, 2006 (Attached as Exhibit 10.1 to Form 10-K, filed with the SEC on February 28, 2007 and incorporated herein by reference).

*10.2	Directors’ Stock Plan as amended through November 2, 2006 (Attached as Exhibit 10.2 to Form 10-K, filed with the SEC on February 28, 2007 and incorporated herein by reference).

*10.3	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 to Form 10-K, filed with the SEC on February 28, 2007 and incorporated herein by reference).

*10.4	Credit Agreement dated September 28, 2007 (Attached as Exhibit 10.1 to Form 8-K, filed with the SEC on October 2, 2007 and incorporated herein by reference).

*10.5	Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the SEC on August 15, 2005 and incorporated herein by reference).

*10.6	Forms of stock option and restricted stock agreements utilized with the Registrant’s officers and directors under certain stock-based incentive plans (Attached as Exhibit 10.7 to Form 10-K, filed with the SEC on February 28, 2007 and incorporated herein by reference).

Exhibit Number	Description
*10.7	Management Stock Purchase Plan (Attached to Form S-8 (No. 333-48650) as Exhibit 4.3 filed with the SEC on October 26, 2000, and incorporated herein by reference).

*10.8	Form of Promissory Note between a subsidiary of the Registrant and various executives (Attached as Exhibit 10.11 to Form 10-K filed with the SEC on March 20, 2001, and incorporated herein by reference).

*10.9	Form of Stock Pledge Agreement between a subsidiary of the Registrant and various executives (Attached as Exhibit 10.12 to Form 10-K filed with the SEC on March 20, 2001, and incorporated herein by reference).

*10.10	2000 Incentive Plan as amended through December 28, 2005 (Attached as Exhibit 10.11 to Form 10-K, filed with the SEC on February 28, 2007 and incorporated herein by reference).

*10.11	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings dated June 1, 2003. (Attached as Exhibit 10.2 to Form 10-Q filed with the SEC on August 12, 2003, and incorporated herein by reference).

*10.12	Supplemental Executive Retirement Plan dated June 1, 2003 (Attached as Exhibit 10.3 to Form 10-Q filed with the SEC on August 12, 2003, and incorporated herein by reference).

*10.13	2002 Incentive Plan, as amended through December 14, 2006 (Attached as Exhibit 10.14 to Form 10-K, filed with the SEC on February 28, 2007 and incorporated herein by reference).

*10.14	Amendment Number One to the Tupperware Brands Corporation Supplemental Plan, effective as of July 1, 2005 (Attached as Exhibit 10.1 to Form 8-K, filed with the SEC on August 29, 2005), and incorporate herein by reference.

*10.15	2006 Incentive Plan as amended through December 14, 2006 (Attached as Exhibit 10.16 to Form 10-K, filed with the SEC on February 28, 2007 and incorporated herein by reference).

21	Subsidiaries of Tupperware Brands Corporation as of February 26, 2008.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

*	Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 29, 2007

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E.
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 29, 2007	$42.4	$14.2	$—	$(7.7) / F1 3.9 / F2	$52.8
Year ended December 30, 2006	$37.0	$8.3	$—	$(5.5) / F1 2.6 / F2	$42.4
Year ended December 31, 2005	$42.4	$5.4	$—	$(9.3) / F1 (1.5) / F2	$37.0
Valuation allowance for deferred tax assets:
Year ended December 29, 2007	$47.0	$57.1	$—	$0.6 / F2	$104.7
Year ended December 30, 2006	$39.8	$8.0	$—	$(2.0) / F1 1.2 / F2	$47.0
Year ended December 31, 2005	$23.1	$(5.1)	$26 .3 / F4	$(3.0) / F1 (1.5) / F2	$39.8
Allowance for Inventory Obsolescence:
Year ended December 29, 2007	$19.8	$12.6	$—	$3.6 / F2 (7.1) / F3	$28.9
Year ended December 30, 2006	$22.7	$6.9	$—	$1.1 / F2 (10.9) / F3	$19.8
Year ended December 31, 2005	$26.3	$2.9	$—	$(1.0) / F2 (5.5) / F3	$22.7

F1	Represents write-offs less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs less inventory sold.
F4	Represents allowance established with respect to gross deferred assets recognized with the Acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION (Registrant)

By:	/s/ E.V. GOINGS
E.V. Goings Chairman and Chief Executive Officer

February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS E.V. Goings	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL S. POTESHMAN Michael S. Poteshman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ NICHOLAS K. POUCHER Nicholas K. Poucher	Vice President and Controller (Principal Accounting Officer)

* Catherine A. Bertini	Director

* Rita Bornstein, Ph.D.	Director

* Kriss Cloninger III	Director

* Clifford J. Grum	Director

* Joe R. Lee	Director

* Bob Marbut	Director

* Angel R. Martinez	Director

Signature	Title

* Robert J. Murray	Director

* David R. Parker	Director

* Joyce M. Roché	Director

* J. Patrick Spainhour	Director

* M. Anne Szostak	Director

By:	/s/ THOMAS M. ROEHLK
Thomas M. Roehlk Attorney-in-fact

February 26, 2008