Form 10-Q
period 2008-03-29
TUPPERWARE BRANDS CORP
filed 2008-05-06
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended March 29, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer☐  (Do not check if smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of April 30, 2008, 61,981,336 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	March 29, 2008	March 31, 2007
Net sales	$543.4	$456.9
Cost of products sold	194.8	161.2

Gross margin	348.6	295.7

Delivery, sales and administrative expense	297.8	257.6
Re-engineering and impairment charges, net	2.2	2.8
Gains on disposal of assets	—	2.5

Operating income	48.6	37.8

Interest income	1.1	1.1
Interest expense	8.7	11.8
Other expense	1.4	0.9

Income before income taxes	39.6	26.2
Provision for income taxes	7.5	6.6

Net income	$32.1	$19.6

Earnings per share:
Basic	$0.52	$0.33
Diluted	0.51	0.32

Weighted-average shares outstanding:
Basic	61.2	60.4
Diluted	63.1	61.9

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	March 29, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$86.5	$102.7
Accounts receivable, less allowances of $30.4 million in 2008 and $29.7 million in 2007	185.4	161.0
Inventories	291.8	269.9
Deferred income tax benefits, net	107.4	100.2
Non-trade amounts receivable, net	45.3	35.6
Prepaid expenses	37.9	30.1

Total current assets	754.3	699.5

Deferred income tax benefits, net	322.8	293.7
Property, plant and equipment, net	275.8	266.0
Long-term receivables, net of allowances of $22.2 million in 2008 and $20.9 million in 2007	39.3	37.8
Trademarks and tradenames	209.9	203.9
Other intangible assets, net	27.6	28.7
Goodwill	314.4	306.9
Other assets, net	33.8	32.2

Total assets	$1,977.9	$1,868.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$145.6	$137.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	49.4	3.5
Accrued liabilities	310.6	309.3

Total current liabilities	505.6	450.3

Long-term debt and capital lease obligations	595.0	589.8
Other liabilities	317.8	305.9

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	40.3	38.8
Subscriptions receivable	(2.2)	(2.3)
Retained earnings	671.7	657.8
Treasury stock 662,349 and 845,376 shares in 2008 and 2007, respectively, at cost	(21.6)	(26.1)
Accumulated other comprehensive loss	(129.3)	(146.1)

Total shareholders’ equity	559.5	522.7

Total liabilities and shareholders’ equity	$1,977.9	$1,868.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In millions)	March 29, 2008	March 31, 2007
Operating Activities:
Net income	$32.1	$19.6

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15.8	15.6
Equity compensation	1.5	1.3
Amortization of debt issuance costs	0.2	0.8
Net (gain) loss on disposal of assets	0.2	(2.0)
Provision for bad debts	1.8	2.7
Net impact of writedown of inventories and change in LIFO reserve	5.0	2.2
Non-cash impact of re-engineering and impairment costs	0.5	0.4
Net change in deferred income taxes	2.3	2.4
Changes in assets and liabilities:
Accounts and notes receivable	(17.5)	(5.9)
Inventories	(16.0)	(19.6)
Non-trade amounts receivable	(0.8)	(3.3)
Prepaid expenses	(3.7)	(5.5)
Other assets	(0.8)	(1.8)
Accounts payable and accrued liabilities	(18.7)	12.1
Income taxes payable	(11.1)	(6.2)
Other liabilities	(7.2)	(3.0)
Net cash impact from hedging activity	(31.4)	(1.2)
Other	(0.2)	(0.3)

Net cash (used in) provided by operating activities	(48.0)	8.3

Investing Activities:
Capital expenditures	(11.0)	(10.3)
Proceeds from disposal of property, plant and equipment	1.2	0.8
Proceeds from insurance settlements	6.4	—

Net cash used in investing activities	(3.4)	(9.5)

Financing Activities:
Dividend payments to shareholders	(13.5)	(13.3)
Proceeds from exercise of stock options	7.2	9.8
Proceeds from payments of subscriptions receivable	—	0.1
Repurchase of common stock	(7.3)	—
Repayment of long-term debt and capital lease obligations	(1.1)	(25.0)
Net change in short-term debt	46.5	0.1
Excess tax benefits from share-based payment arrangements	—	0.7

Net cash provided by (used in) financing activities	31.8	(27.6)

Effect of exchange rate changes on cash and cash equivalents	3.4	1.2

Net change in cash and cash equivalents	(16.2)	(27.6)
Cash and cash equivalents at beginning of year	102.7	102.2

Cash and cash equivalents at end of period	$86.5	$74.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2007 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the first quarter of 2008 and 2007 were $30.9 million and $27.3 million, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and other sales force compensation expenses included in delivery, sales and administrative expense for the first quarter of 2008 and 2007 were $97.8 million and $83.0 million, respectively.

Note 4: Inventories

	March 29, 2008	December 29, 2007
	(in millions)
Finished goods	$195.8	$186.4
Work in process	22.7	18.3
Raw materials and supplies	73.3	65.2

Total inventories	$291.8	$269.9

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended
	March 29, 2008	March 31, 2007
Net income	$32.1	$19.6

Weighted-average shares of common stock outstanding	61.2	60.4
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	1.9	1.5

Weighted-average common and common equivalent shares outstanding	63.1	61.9

Basic earnings per share	$0.52	$0.33

Diluted earnings per share	$0.51	$0.32

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	0.8	1.6

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended
	March 29, 2008	March 31, 2007
Net income	$32.1	$19.6
Foreign currency translation adjustments	28.1	3.3

Deferred (loss) gain on cash flow hedges, net of tax (benefit) provision of $(5.5) and $0.1 million for the first quarters of 2008 and 2007, respectively.	(11.5)	0.2
Pension liability, net of tax provision of $0.1 million and $1.1 million for the first quarters of 2008 and 2007, respectively.	0.2	2.0

Comprehensive income	$48.9	$25.1

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity as disclosed in Note 10 to the Consolidated Financial Statements.

Note 7: Re-engineering Costs

The Company recorded $2.2 million in re-engineering and impairment charges during the first quarter of 2008 primarily related to severance costs incurred to reduce headcount in the Company’s Belgium, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost reflects an impairment charge related to software the Company no longer expects to utilize in the South African beauty business.

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

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of March 29, 2008 and December 29, 2007 were as follows (in millions):

	March 29, 2008	December 29, 2007
Beginning of the year balance	$2.3	$0.6
Provision	2.2	9.0
Cash expenditures:
Severance	(1.5)	(3.5)
Other	(0.5)	(0.2)
Non-cash impairments	(0.5)	(3.6)

End of period balance	$2.0	$2.3

Of the total accrual at March 29, 2008, $0.5 million related to lease payments, less expected sub-lease income, remaining due on the BeautiControl North America manufacturing facility vacated. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several markets by the end of 2008.

Note 8: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method. Sales and segment profit are from transactions with customers, with inter-segment profit eliminated. The Company’s reportable segments include the following businesses:

Tupperware: Europe	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.
Asia Pacific

North America

Beauty North America	Primarily cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brands Nutrimetics® and Fuller®, respectively. Both kitchen and beauty products in South America under the brand names Fuller®, Nuvo® and Tupperware ®.

Worldwide sales of beauty and personal care products totaled $176.8 million and $160.3 million in the first quarter of 2008 and 2007, respectively.

	13 Weeks Ended
(In millions)	March 29, 2008	March 31, 2007
Net sales:
Tupperware:
Europe	$220.2	$178.4
Asia Pacific	70.2	56.6
North America	69.5	62.6
Beauty:
North America	114.7	104.2
Beauty Other	68.8	55.1

Total net sales	$543.4	$456.9

Segment profit (loss):
Tupperware:
Europe (a)	$38.1	$28.8
Asia Pacific (a)	9.9	6.0
North America	3.0	1.2
Beauty:
North America (a)	14.4	13.9
Beauty Other (a)	(5.6)	(3.7)

Total segment profit	59.8	46.2

Unallocated expenses	(10.4)	(9.0)
Other income (b)	—	2.5
Re-engineering and impairment charges (c)	(2.2)	(2.8)
Interest expense, net	(7.6)	(10.7)

Income before taxes	$39.6	$26.2

	March 29, 2008	December 29, 2007
Identifiable Assets:
Tupperware:
Europe	$434.9	$392.2
Asia Pacific	187.0	167.9
North America	192.7	183.4
Beauty:
North America	482.5	476.7
Beauty Other	324.7	312.8
Corporate	356.1	335.7

Total Identifiable Assets	$1,977.9	$1,868.7

(a)	Charges for amortization of definite-lived intangible assets by segment were as follows:

	13 Weeks Ended
	March 29, 2008	March 31, 2007
Europe	$0.1	$0.3
Asia Pacific	0.4	0.5
Beauty North America	0.9	1.5
Beauty Other	0.9	1.0

Total	$2.3	$3.3

(b)	Reflects gain recognized in 2007 on final settlement of insurance claim related to a fire at a former manufacturing facility.
(c)	See Note 7 to the consolidated financial statements for a discussion of the re-engineering and impairment charges.

Note 9: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the term loans is a floating LIBOR base rate plus an applicable margin. As of March 29, 2008, the applicable margin was 75 basis points, resulting in an effective interest rate on outstanding borrowings of 3.4 percent, for the Company’s LIBOR-based borrowings. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Borrowings outstanding under the 2007 Credit Agreement totaled $605.4 million and $565.0 million as of March 29, 2008 and December 29, 2007, respectively.

At March 29, 2008, the Company had $289.6 million of unused lines of credit, including $151.4 million under the committed, secured $200 million revolving line of credit and $138.2 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. The Company’s credit agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, or make capital investments in its business, this is not currently expected to occur. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. As of March 29, 2008, the Company was in compliance with all of its covenants.

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

The Company uses derivative financial instruments to hedge foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. Consequently, the balance at the end of each reporting period in other accumulated comprehensive loss relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. The impact of these foreign currency cash flow hedges in other accumulated comprehensive loss, net of tax, was a net loss of $1.7 million and a net gain of $0.2 million for the first quarter 2008 and 2007, respectively. The ineffective portion in other expense was immaterial.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in foreign currency translation adjustments within accumulated other comprehensive loss. For the first quarter of 2008 and 2007, the Company recorded, in foreign currency translation adjustments, net losses associated with its net equity hedges of $13.3 million and $4.5 million, net of tax benefit of $7.5 million and $2.5 million, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In the first quarter of 2008, the cash flow impact of these currency hedges was an outflow of $31.4 million. The U.S. dollar equivalent of the Company’s most significant net open foreign currency hedge positions as of March 29, 2008 were to sell euro, $126.2 million; Swiss francs, $29.0 million and Japanese yen, $34.8 million and to buy Korean won, $16.1 million; Singapore dollars, $12.4 million; and South African rand, $12.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the first quarter of 2008, the Company was in a net payable position of approximately $10.0 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The Company’s credit agreement requires it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. In September 2007, the Company entered into four new interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these new swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the new credit agreement, which was 75 basis points as of March 29, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of March 29, 2008.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix for 2008, the LIBOR base borrowing rate for an additional $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 75 basis points at March 29, 2008.

On March 5, 2008, the Company entered into a forward interest rate agreement that fixes for the first quarter of 2009, the LIBOR base borrowing rate for an additional $100 million under the 2007 Credit Agreement. This agreement locked in the LIBOR base rate for these borrowings at the forward rate then existing for the 3-month borrowing period beginning at the end December 2008. The Company will pay a fixed rate of about 2.3 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of March 29, 2008.

All of the swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of these hedges was a net payable of $24.5 million ($15.7 million net of tax) as of March 29, 2008 and $9.2 million ($5.9 million net of tax) as of December 29, 2007, which is included as a component of other comprehensive income.

Note 11: Fair Value Measurements

The Company adopted SFAS 157, Fair Value Measurements, (SFAS 157) at the beginning of its 2008 fiscal year. SFAS 157 clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy established under SFAS 157 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS 157. Some fair value measurements, such as foreign currency forward contracts and interest rate swaps are performed on a recurring basis, while others, such as impairment of goodwill and other intangibles are performed on a nonrecurring basis.

Description of Assets (in millions)	March 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10.3	$10.3	$—	$—
Foreign currency derivative contracts	10.5	—	10.5	—

Total	$20.8	$10.3	$10.5	$—

Description of Liabilities (in millions)	March 29, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$24.5	$—	$24.5	$—
Foreign currency derivative contracts	20.5	—	20.5	—

Total	$45.0	$—	$45.0	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company’s primary objective with respect to currency risk is to reduce volatility that would otherwise occur due to exchange-rate fluctuations. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of March 29, 2008 the Company held several foreign currency forward contracts to hedge various currencies which had a net fair value liability of $10.0 million based on quotations from financial institutions. Change in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as previously discussed in Note 10 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes obtained from financial institutions. Changes in fair market value are recorded in other comprehensive income, and changes resulting from ineffectiveness are recorded in current earnings.

Included in the Company’s cash equivalents balance as of March 29, 2008 was $10.3 million in money market funds which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets.

Note 12: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter ended March 29, 2008 and March 31, 2007 were as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Service cost	$2.0	$2.0	$—	$—
Interest cost	2.5	2.3	0.7	0.6
Expected return on plan assets	(1.7)	(1.5)	—	—
Net amortization	0.6	0.5	0.1	0.1

Net periodic benefit cost	$3.4	$3.3	$0.8	$0.7

During the first quarter of 2008 and 2007, approximately $0.7 million and $0.5 million were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. This amount is included on the net amortization line of the table above.

Note 13: Product Warranty

Tupperware ® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 14: Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48) and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 , (FSP FIN 48-1). As of March 29, 2008 and December 29, 2007, the Company’s gross unrecognized tax benefit was $42.6 million and $41.1 million, respectively. The Company estimates that approximately $41.9 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.1 million and $8.9 million as of March 29, 2008 and December 29, 2007, respectively. Interest and penalties included in the provision for income taxes was a benefit of $2.0 million in the first quarter of 2008 compared with an expense of $0.3 million for 2007. During the period ending March 29, 2008, the Company reduced its interest and penalty liability related to a competent authority resolution between the United States and Korea by $1.7 million.

In addition, the Company anticipates some audits may conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of March 29, 2008. It is also reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the expiration of statutes of limitations in various jurisdictions as well as additions due to ongoing transactions and activity.

The effective tax rate for the first quarter was 18.9 percent compared with 25.2 percent for the comparable 2007 period. The decrease was mainly due to a $1.7 million benefit related to a Korean competent authority resolution during the current period. In addition, during the prior comparable period there was a $1.0 million adjustment based on better information available upon the filing of certain foreign tax returns which was fully reflected in the first quarter of 2007 increasing the effective tax rate for that period. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 15: Non-Cash Activities

In the first quarters of 2008 and 2007, employees of the Company settled outstanding loans by returning Company stock worth $0.1 million and $0.6 million, respectively, that was acquired with the proceeds of those loans. Additionally, during the first quarter of 2008 and 2007, the Company acquired $3.3 million and $1.0 million of property, plant and equipment through a capital lease arrangement.

Note 16: Commitments and Contingencies

On December 11, 2007, the Company experienced a fire at its Hemingway, S.C. facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. The Company can not at this time accurately estimate the amount of claim proceeds it will receive, but believes that upon the settlement of the claim it will not have a loss. As of March 29, 2008, the Company included in receivables $7.2 million in costs that represents the book value of the inventory, property, plant and equipment and costs to be recovered through the insurance claim, which is net of $9.4 million in proceeds received from its insurance companies received to date. The Company expects to substantially conclude the settlement of the claim by the end of 2008.

Note 17: New Accounting Pronouncements

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007) (SFAS 141R), Business Combinations. This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its Consolidated Financial Statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its Consolidated Financial Statements.

During the first quarter of fiscal 2008, the Company adopted the following accounting standards:

In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable, as well to improve disclosures about those measures. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position 157-1 (FSP 157-1), Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. As permitted by FSP 157-2, the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company, as it applies to its financial instruments, in the first quarter of the Company’s 2008 fiscal year. The impact of adoption of SFAS 157 is discussed in the Note 11.

In February 2007, the FASB issued SFAS No. 159 (SFAS159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 29, 2008 compared with the 13 weeks ended March 31, 2007 and changes in financial condition during the 13 weeks ended March 29, 2008.

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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	March 29, 2008	March 31, 2007
Net sales	$543.4	$456.9	19%		10%	$39.1
Gross margin	64.2%	64.7%	(0.5	)pp	na	na
DS&A as percent of sales	54.8%	56.4%	(1.6	)pp	na	na
Operating income	$48.6	$37.8	29%		14%	$5.0
Net income	32.1	19.6	64%		38%	$3.7
Net income per diluted share	0.51	0.32	59%		35%	0.06

The increase in net sales was a result of increases in all of the Company’s segments. On a local currency basis, the segments’ increases ranged from 8 to 13 percent. The increase in operating and net income reflected improvements in all the segments except Beauty Other, along with lower interest expense, partially offset by an increase in unallocated expenses.

The Company’s balance sheet remained strong with a slight decrease of $0.5 million in working capital as compared with the end of 2007, after an increase of $45.9 million in short term borrowings. As a result, the Company closed the first quarter of 2008 with a debt to total capital ratio of 53.5 percent as compared with 53.2 percent at the end of 2007 and 60.8 percent at the end of 2007’s first quarter. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities was an outflow of $48.0 million for the first quarter of 2008 compared with an inflow of $8.3 for the same period of 2007. This reflected a $19.0 million payment related to non-income tax payables due in Mexico and $31.4 million in payments made this quarter to settle foreign currency hedge contracts.

Net Sales

First quarter 2008’s sales growth was led by Asia Pacific, which increased significantly as a result of strong increases in nearly every market, most notably the key emerging markets in that segment, China, India and Indonesia, with a modest improvement in the established markets led by Australia. A strong increase in Europe was also led by the emerging markets as well as modest growth in Germany and France. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for approximately 48 percent and 45 percent of the Company sales for the first quarters of 2008 and 2007, respectively. Total sales for the emerging markets increased $52.1 million, or 25 percent in the first quarter of 2008, compared with the same period of 2007. Of this increase, $12.5 million was from the impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency on the increase in sales, the growth in sales for these markets was approximately 18 percent compared with prior year. Tupperware and Beauty segments in North America both had strong growth in local currency sales during the first quarter of 2008, reflecting increases in all markets resulting from improvements in active sales forces. Beauty Other also reported a good improvement in sales for the quarter as increases in the Company’s Central and South American businesses, most notably in Venezuela, Brazil, and Argentina more than offset weakness in most of the Company’s other beauty businesses.

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

Re-engineering and Impairment Expenses

Refer to Note 7 to the consolidated financial statements for a discussion of re-engineering activities and related accruals.

The Company recorded $2.2 million in re-engineering and impairment charges during the first quarter of 2008 primarily related to severance costs incurred to reduce headcount in the Company’s Belgium, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost reflects an impairment charge related to software the Company no longer expects to utilize in the South African beauty business.

In the second quarter of 2008, the Company expects to incur approximately $5.1 million of costs related to small scale headcount reductions in several of its operations.

Gross Margin

Gross margin as a percentage of sales was 64.2 percent in the first quarter of 2008 and 64.7 percent in the same period of 2007. The slight decline was primarily a result of an unfavorable mix of products and higher product design and packaging costs in the Beauty North America segment. The Beauty Other segment also had a slight decline in gross margins related to higher costs in Brazil and Argentina. Gross margins in Asia Pacific partially offset this decline due to a favorable mix of products and the leverage from a higher sales volume. The Europe and Tupperware North America segments were each about even for the quarter.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 54.8 percent for the first quarter of 2008, compared with 56.4 percent in 2007. A component of this decrease was from less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $2.3 million in the first quarter of 2008 as compared with $3.3 million in the same period of 2007. For the full year of 2008, the amortization is expected to be approximately $9.5 million versus $13.6 million in 2007. In addition to the decrease in amortization expense, the Company also had a decrease in the provision for bad debt expense compared to the same period last year, most notably in Germany and Tupperware United States. This decline was partially offset by higher unallocated costs in the first quarter of 2008 compared with 2007. The increase in unallocated costs this quarter was primarily due to higher incentive program accruals, in large part attributable to the increase in the Company’s stock price.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was $7.6 million for the first quarter of 2008 compared with $10.7 million for the same period of 2007. The decrease is mainly related to a decline in interest expense in the quarter reflecting a lower average debt level and lower U.S. interest rates incurred in 2008 compared with 2007. In addition, the Company entered into a new credit facility in the third quarter of 2007 which resulted in a lower interest rate spread on the majority of its borrowings of about 50 to 75 basis points versus the 2007 period. Interest income was even with the prior year.

Tax Rate

The effective tax rate for the first quarter was 18.9 percent compared with 25.2 percent for the comparable 2007 period. The decrease was mainly due to a $1.7 million benefit related to a Korean competent authority resolution during the current period. In addition, during the prior comparable period there was a $1.0 million adjustment based on better information available upon the filing of certain foreign tax returns that increased the effective tax rate. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates. An effective rate of about 23.0 percent is expected for the full year of 2008.

As discussed in Note 14 to the consolidated financial statements, the requirements of FIN 48, which the Company implemented at the beginning of 2007, has clarified guidance surrounding the recognition and derecognition of uncertain tax positions, including the timing of those adjustments. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income

The substantial increase in net income for the quarter was due to profit improvement in all the reporting segments except Beauty Other. The Company was also impacted this quarter by a decrease in net interest expense, a lower effective tax rate and a positive impact from stronger foreign currencies, most notably the euro, compared to the same period of 2007, which was partially offset by higher unallocated costs as previously discussed. The first quarter of 2007 was positively impacted by the settlement of an insurance claim related to the Company’s former manufacturing facility in Halls, Tennessee, resulting in $2.5 million of net income.

International operations in the first quarter generated 86 percent and 85 percent of sales respectively in 2008 and 2007 and over 90 percent of net segment profit in each period.

The Company generated 33 percent of its first quarter 2008 sales from the sales of beauty products as compared with 35 percent in the first quarter of 2007.

Segment Results

Europe

					Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
dollars in millions	2008	2007	Change				2008	2007
First Qtr
Net sales	$220.2	$178.4	23%		10%	$22.7	41	39
Segment profit	38.1	28.8	32		18	3.4	64	62

Segment profit as percentage of sales	17.3%	16.1%	1.2	pp	na	na	na	na

Sales in the first quarter of 2008 were 10 percent higher in local currency compared with the same period of 2007. The increase was mainly due to the continued success in the emerging markets driven primarily by Russia, Tupperware South Africa and Turkey. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $66.6 million and $48.4 million or 30 percent and 27 percent of net sales in this segment for the first quarter of 2008 and 2007, respectively. Of the $18.2 million emerging markets increase, $3.7 million was from the impact of changes in foreign currency exchange rates. The overall improvement in sales in these markets was due to continued growth in the total sales force, achieved through further geographic expansion and successful recruiting promotions.

Local currency sales in the Company’s established markets also increased in the first quarter of 2008 compared with same period of 2007, led by improvements in both France and Germany. The increase in local currency sales in France was mainly driven by an increase in sales force resulting in more parties held in the quarter. Germany, the segment’s largest business, saw a slight increase in local currency sales, resulting from the timing of certain promotions. Despite the increase in sales this quarter, the deficit in the German sales force increased to 8 percent at the end of the first quarter from 3 percent at the end of 2007. The Company continues to implement strategies in Germany to improve its sales force including improved new product programs, training programs and specific promotions focused on recruiting and retention. In addition the independent sales force structure was enhanced beginning towards the end of 2006 with an additional management level to provide increased emphasis on recruiting and training sales force members. This type of structure has been implemented with success in other markets.

Segment profit increased $9.3 million during the first quarter of 2008 compared with the same period of 2007. The increase in segment profit was a result of improved sales volume and leverage from those higher sales, as well as more efficient promotional spending and lower administrative expenses. Also contributing to the improved segment profit this quarter was a decrease in the provision for bad debts, mainly in Germany.

The euro and Russian ruble were the main currencies that led to the positive 13 percentage point impact on the comparison.

Asia Pacific

					Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
dollars in millions	2008	2007	Change				2008	2007
First Qtr
Net sales	$70.2	$56.6	24%		13%	$5.8	13	12
Segment profit	9.9	6.0	66		50	0.7	17	13

Segment profit as percentage of sales	14.1%	10.6%	3.5	pp	na	na	na	na

Asia Pacific had a strong quarter with a 13 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $34.7 million and $27.2 million or 49 and 48 percent of the sales in this segment for the first quarter of 2008 and 2007, respectively. Of the $7.5 million emerging market sales increase, $1.4 million was from the impact of changes in foreign currency exchange rates. The significant increase in the emerging markets was primarily in China, Indonesia and India. China, the largest of the emerging markets, had a significant improvement in local currency sales due to an increase in the number of outlets in operation, as well as an increase in productivity. The higher productivity reflects more outlet sites in commercial versus residential areas and more sales people in many of the outlets. Substantial sales growth in Indonesia and India was the result of successful promotional activities, attractive consumer offers and strong recruiting. Also contributing to the strong performance in the segment was the established market of Australia. Local currency sales in Australia benefited from a larger and more productive sales force. This was offset by a decline in local currency sales in Korea and the Japanese businesses. Sales in Korea were negatively impacted by less successful promotions and programs. The decline in local currency sales for Japan was the result of a shift in the way products are being marketed for the sales force’s personal use.

Total segment profit increased by $3.9 million in the first quarter of 2008 compared with the same period of 2007. The majority of this increase was in the emerging markets, led by China, India and Indonesia. The increase in segment profit in these areas was a result of improved sales volume, as well as more efficient promotional spending and improved margins from a favorable mix of products. In the established markets, Australia and Japan had a significant improvement in profit in the first quarter due to higher gross margins resulting from the impact of strong currencies on the cost of procuring product, the mix of products sold and less aggressive promotional pricing.

The Australian Dollar and Japanese Yen were the main currencies that led to the 11 percentage point currency driven improvement in sales for the first quarter of 2008 compared with the same period of 2007.

Tupperware North America

					Change excluding the impact of foreign exchange		Foreign exchange impact	Percent of total
dollars in millions	2008	2007	Change					2008	2007
First Qtr
Net sales	$69.5	$62.6	11%		8%		$1.4	13	14
Segment profit	3.0	1.2		+		+	—	5	3

Segment profit as percentage of sales	4.3%	1.9%	2.4	pp	na		na	na	na

+	Increase greater than 100 percent

Tupperware Mexico’s local currency sales increased during the first quarter due in part to successful promotional programs and strong recruiting, resulting in a larger active sales force. Sales in the United States and Canada Tupperware businesses showed a modest increase over the prior year due to a higher total sales force. Successful recruiting activity this quarter led to a reduction in the segment’s total sales force size deficit to 3 percent from 10 percent at the end of 2007. The segment’s active sales force increased 13 percent in the first quarter of 2008 compared to the same period of 2007.

The segment was negatively impacted by a decrease of $1.1 million in business-to-business sales in Mexico. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

Segment profit increased in total and as a percent of sales due, in large part, to higher gross margins in the Tupperware United States and Canada businesses. This was a result of higher sales volume and an improved cost structure. Profit in Tupperware Mexico increased significantly compared to last year due to a decrease in promotional spending this quarter compared with the same period last year. This reflected a sales force event that was held internationally in 2007 being held locally in 2008, as well as one less promotional event this quarter versus last year. Although the United States business experienced an increase in sales and segment profit in the quarter, there was some decrease in average sales per party at the end of the first quarter and the beginning of the second quarter of 2008. The Company seeks to address this type of issue by growing its active sales force and through the products and programs offered to its sales force and its customers.

Beauty North America

					Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
dollars in millions	2008	2007	Change				2008	2007
First Qtr
Net sales	$114.7	$104.2	10%		8%	$2.3	21	23
Segment profit	14.4	13.9	4		—	0.5	24	30

Segment profit as percentage of sales	12.6%	13.3%	(0.7	)pp	na	na	na	na

The higher local currency sales were a result of a double digit improvement by Fuller Mexico and a more modest increase by BeautiControl North America. Fuller Mexico continued to achieve strong growth reflecting double digit increases in both its total and active sales forces. This improvement was the result of continued recruiting efforts, improved retention and stronger incentive programs, leading in April 2008 to the total sales force size exceeding 500,000 for the first time. BeautiControl North America also had a double digit increase in active sellers in the first quarter of 2008.

Segment profit increased $0.5 million in the first quarter of 2008 compared with the same period of 2007. This increase primarily reflected lower amortization of definite-lived intangible assets acquired in the 2005 Sara Lee Acquisition. Fuller Mexico had a strong improvement in total segment profit mainly due to the increase in sales which was partially offset by a drop in gross margin resulting from an unfavorable product mix and higher product design costs. Fuller Mexico was also negatively impacted by higher distribution expenses from an increase in diesel and toll costs. The improvements in Fuller Mexico were offset by a decline in segment profit for BeautiControl North America. Despite the increase in sales for BeautiControl North America, profit was lower due to lower product pricing, higher personnel expenses resulting from costs incurred to re-energize the field organization and higher product development costs to continue to support the introduction of technologically advanced products. The lower margins experienced in Fuller Mexico and BeautiControl North America led to the decrease in segment profit as a percentage of sales.

Beauty Other

				Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
dollars in millions	2008	2007	Change			2008	2007
First Qtr
Net sales	$68.8	$55.1	25%	11%	$6.9	12	12
Segment loss	(5.6)	(3.7)	52	39	(0.3)	na	na

Segment profit as percentage of sales	na	na	na	na	na	na	na

Local currency sales for this segment increased 11 percent in the first quarter of 2008 compared with the same period of 2007. The increase was mainly driven by significant improvement in the Central and South American businesses of Tupperware Venezuela and Tupperware Brazil reflecting strong growth in both their total and active sales forces due to improved retention programs and strong productivity. Also contributing to the increase in sales for this segment was Fuller Argentina resulting from an increase in total sales force due to strong recruiting. There was a partial offset from a decline in the Nutrimetics businesses, including in the largest Nutrimetics business in Australia.

The higher segment loss primarily reflected overall higher operating expenses in this segment in Fuller Brazil and Fuller Argentina. This was partially offset by improved results in Central and South America due to a higher sales volume as discussed above. The segment was also negatively impacted by converting earnings generated in Venezuela into the U.S. dollar, an increase in obsolete inventory reserves in Fuller Brazil, and incremental costs associated with implementing a new structure in the Philippines. This activity was slightly offset by lower amortization of definite-lived intangible assets acquired.

The Australian Dollar and Philippine Peso were the main currencies that led to the 14 percentage point currency driven improvement in sales for the first quarter of 2008 compared with the same period of 2007.

Financial Condition

Liquidity and Capital Resources Working capital decreased in the first quarter of 2008 compared with the end of 2007 to approximately $248.7 million. The decrease reflected an increase in short term borrowings of $45.9 million compared to the end of 2007. This was offset by the net impact of stronger foreign currencies, totaling $5.8 million and local currency increases in both accounts receivable and inventory levels; however, current trade receivables and inventory days were both lower than as of March 2007. Also contributing to the fluctuation in working capital was a local currency decrease in accrued liabilities due to payments made in the first quarter relating to the Company’s incentive programs and a $19.0 million payment related to value added taxes in Mexico.

On December 11, 2007, the Company experienced a fire at its Hemingway, S.C. facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. The Company can not at this time accurately estimate the amount of claim proceeds it will receive, but believes that upon the settlement of the claim it will not have a loss. As of March 29, 2008, the Company included in receivables $7.2 million in costs that represents the book value of the inventory, property, plant and equipment and costs to be recovered through the insurance claim, net of $9.4 million in proceeds received from its insurance companies received to date. The Company expects to substantially conclude the settlement of the claim by the end of 2008.

As of March 29, 2008, the Company had $151.4 million available under its $200 million revolving facility. The Company’s credit agreement contains reasonable and customary covenants. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay its current dividend.

In addition to its committed revolving facility, the Company had $138.2 million available under other uncommitted lines of credit as of March 29, 2008. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

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

Included in the cash balance of $86.5 million reported at March 29, 2008 was $16.8 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company has applied to transfer approximately $11.0 million of such amount out of the country, to date the Company has received approval to transfer $1.0 million. The Company believes it could immediately repatriate the cash from Venezuela, but it would only currently be able to do so at an exchange rate that would be about 45 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statement of Income.

The debt to total capital ratio at the end of the first quarter of 2008 was 53.5 percent as compared with 53.2 percent at the end of 2007 and 60.8 percent at the end of 2007’s first quarter. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The slight increase in the debt to total capital ratio compared with the end of 2007 was due to an increase in the Company’s outstanding borrowings on the 2007 credit facility at the end of the first quarter offset by an increase in equity largely from earnings in 2008, reduced by dividends paid during the year, plus positive foreign currency translation adjustments net of hedge losses.

Operating Activities Net cash used in operating activities for the first quarter of 2008 was $48.0 million compared with cash provided by operating activities of $8.3 million in the comparable 2007 period. This decline reflects a $19.0 million payment related to non-income tax payables due in Mexico and $31.4 million in payments made this quarter to settle foreign currency hedge contracts. The payments made to settle hedge contracts were higher than previously expected as the euro and yen strengthened during the quarter. Also contributing to the fluctuation in operating cash flows was an increase in accounts receivable due to an increase in sales in March 2008 compared with March 2007, as well as higher inventory mainly to support the Company sales growth, but also reflecting more slow moving items in Europe and the replacement of inventory destroyed in the December 2007 warehouse fire. This was offset by an increase in net income for the 2008 first quarter compared with the same period of 2007.

Investing Activities During the first quarter of 2008 and 2007, the Company spent $11.0 million and $10.3 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products with the greatest amount spent in Europe. The proceeds from disposal of property, plant and equipment, in both periods, were primarily from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. In the first quarter of 2008, the Company received $6.4 million in insurance proceeds related to the 2007 fire at the Company’s facility in South Carolina.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). There were no proceeds from this program during the first quarter of either 2008 or 2007. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $64.6 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the current mortgage credit crisis and as a result the program will likely continue after 2009, the Company’s previously anticipated completion date. From time to time, the Company also sells excess property, plant and equipment and currently has a contract to sell a former manufacturing facility in Belgium which had been expected to close in the first quarter of 2008, but which has been delayed under a regulatory process. The Company’s term loan agreement requires it to remit proceeds received for the disposition of excess property, less spending for site improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $13.5 million and $13.3 million in the first quarter of 2008 and 2007, respectively. Proceeds received from the exercise of stock options were $7.2 million and $9.8 million for the first quarter of 2008 and 2007, respectively. The corresponding shares were issued out of the Company’s balance held in treasury. The Company had net proceeds from borrowings of $45.4 million after repayments of $1.1 million during the first quarter of 2008 resulting from a decrease in operating cash flow.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intends to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. During the first quarter of 2008 the Company repurchased 0.2 million shares at an aggregate cost of $7.3 million. Since inception of the program in May 2007, the Company has repurchased 1.6 million shares at an aggregate cost of $48.9 million.

New Pronouncements

Refer to Note 17 to the Consolidated Financial Statements for a discussion of new pronouncements.

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

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of economically placing its debt in those currencies. The Company also hedges with these instruments certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecasted payments.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In the first quarter of 2008, the cash flow impact of these hedges was an outflow of $31.4 million. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of March 29, 2008 were to sell euro, $126.2 million; Swiss francs, $29.0 million and Japanese yen, $34.8 million and to buy Korean won, $16.1 million; Singapore dollars, $12.4 million; and South African rand, $12.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the first quarter of 2008, the Company was in a net payable position of approximately $10.0 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. In September 2007, the Company entered into four new interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these new swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the new credit agreement, which was 75 basis points as of March 29, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of March 29, 2008.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix for 2008, the LIBOR base borrowing rate for an additional $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 75 basis points at March 29, 2008.

On March 5, 2008, the Company entered into a forward interest rate agreement that fixes for the first quarter of 2009, the LIBOR base borrowing rate for $100 million under the 2007 Credit Agreement. This agreement locked in the LIBOR base rate for these borrowings at the forward rate then existing for the 3-month borrowing period beginning at the end December 2008. The Company will pay a fixed rate of about 2.3 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of March 29, 2008.

The above interest rate swaps entered into in 2007 and 2008 effectively fixed the base interest rates on $525 million of the Company’s debt in 2008 decreasing the Company’s exposure from the impact of interest rate changes. If short-term interest rates varied by 10 percent for all of 2008 the Company’s annual interest expense would be impacted by approximately $0.6 million, with all other variables remaining constant.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of Tupperware ® products and the Company currently estimates that it will utilize approximately $120 million of resins during 2008. A 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $12 million compared with the prior year. For the first quarter of 2008, the Company estimates its cost of sales was minimally impacted by resin cost changes as compared with the same period in 2007. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s recorded goodwill and intangible assets relate primarily to that generated by its acquisition of the direct selling businesses of Sara Lee Corporation in December 2005. The Company conducts an annual impairment test of this recorded goodwill in the third quarter of each year and in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred. The impairment assessment is completed by estimating the fair value of the reporting units and intangible assets and comparing these estimates with their carrying values. The annual impairment assessment completed in 2007 resulted in an impairment of $11.3 million relating to the Company’s Nutrimetics reporting unit and tradename. Although to date there has been no subsequent triggering event, the Company will continue to monitor its reporting units. Impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairment arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments in the Orlando real estate market, obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program was negatively impacted in 2008 and 2007 due the mortgage credit crisis in the United States which is expected to delay the completion of the program. The Company had previously foreseen completing this program in 2009.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces, including impacts from product and direct selling channel competitors;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	product concerns from consumers based upon scientific theories or changes in regulatory approvals that impacts materials or ingredients which are used by the Company;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of foreign hedging and risk management strategies;

•	the ability to repatriate cash to the United States and to do so at a favorable foreign exchange rate;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

•

other risks discussed in Item 1A, Risk Factors, of the Company’s 2007 Annual Report on Form 10-K as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

The Company does not intend to regularly update forward-looking information other than in its most recent quarterly earnings release or in between such release in the event that it expects its earnings per share excluding adjustment items, as outlined in its quarterly earnings release, to be significantly below its previous guidance.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased (b)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (b)
12/30/07 – 2/2/08	3,286	(a)	38.29	—	$108,423,818
2/3/08 – 3/1/08	198,690		36.93	198,690	101,095,613
3/2/08 – 3/29/08	—		—	—	101,095,613

	201,976		36.95	198,690	$101,095,613

(a)	Represents common stock surrendered to the Company as settlement of $0.1 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan.
(b)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The intention is to use the proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. During the first quarter of 2008 the Company repurchased 198,690 shares at an aggregate cost of $7.3 million.

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Nicholas K. Poucher
Vice President and Controller

Orlando, Florida
May 6, 2008