Form 10-Q
period 2008-06-28
TUPPERWARE BRANDS CORP
filed 2008-08-05
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended June 28, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    (Do not check if smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of August 1, 2008, 62,128,902 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)	13 Weeks Ended
	June 28, 2008	June 30, 2007
Net sales	$583.6	$492.9
Cost of products sold	199.3	167.6

Gross margin	384.3	325.3

Delivery, sales and administrative expense	316.8	272.2
Re-engineering and impairment charges, net	3.5	0.8
Impairment of intangible assets	9.0	—
Gains on disposal of assets	0.6	2.1

Operating income	55.6	54.4

Interest income	1.4	0.9
Interest expense	10.1	10.9
Other expense	0.7	0.6

Income before income taxes	46.2	43.8
Provision for income taxes	10.2	8.3

Net income	$36.0	$35.5

Earnings per share:
Basic	$0.59	$0.58
Diluted	0.56	0.56

Weighted-average shares outstanding (millions):
Basic	61.6	61.1
Diluted	63.6	62.9

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)	26 Weeks Ended
	June 28, 2008	June 30, 2007
Net sales	$1,127.0	$949.8
Cost of products sold	394.1	328.8

Gross margin	732.9	621.0

Delivery, sales and administrative expense	614.6	529.8
Re-engineering and impairment charges, net	5.7	3.6
Impairment of intangible assets	9.0	—
Gains on disposal of assets	0.6	4.6

Operating income	104.2	92.2

Interest income	2.5	2.0
Interest expense	18.8	22.7
Other expense	2.1	1.5

Income before income taxes	85.8	70.0
Provision for income taxes	17.7	14.9

Net income	$68.1	$55.1

Basic	$1.11	$0.91
Diluted	1.07	0.88

Weighted-average shares outstanding (millions):
Basic	61.4	60.7
Diluted	63.3	62.4

Dividends per common share	$0.44	$0.44

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	June 28, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$89.8	$102.7
Accounts receivable, less allowances of $30.5 million in 2008 and $29.7 million in 2007	182.8	161.0
Inventories	310.1	269.9
Deferred income tax benefits, net	95.0	100.2
Non-trade amounts receivable, net	43.0	35.6
Prepaid expenses	34.4	30.1

Total current assets	755.1	699.5

Deferred income tax benefits, net	329.7	293.7
Property, plant and equipment, net	274.8	266.0
Long-term receivables, net of allowances of $23.1 million in 2008 and $20.9 million in 2007	37.6	37.8
Trademarks and tradenames	201.4	203.9
Other intangible assets, net	25.3	28.7
Goodwill	316.7	306.9
Other assets, net	32.8	32.2

Total assets	$1,973.4	$1,868.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$145.8	$137.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	21.5	3.5
Accrued liabilities	307.5	309.3

Total current liabilities	474.8	450.3

Long-term debt and capital lease obligations	591.5	589.8
Other liabilities	297.4	305.9

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	41.8	38.8
Subscriptions receivable	(2.1)	(2.3)
Retained earnings	689.7	657.8
Treasury stock 327,676 and 845,376 shares in 2008 and 2007, respectively, at cost	(10.7)	(26.1)
Accumulated other comprehensive loss	(109.6)	(146.1)

Total shareholders’ equity	609.7	522.7

Total liabilities and shareholders’ equity	$1,973.4	$1,868.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	26 Weeks Ended
	June 28, 2008	June 30, 2007
Operating Activities:
Net income	$68.1	$55.1

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	31.8	31.3
Equity compensation	3.2	2.6
Amortization of debt issuance costs	0.5	1.7
Net gain on disposal of assets	(0.7)	(4.5)
Provision for bad debts	4.1	5.7
Net impact of writedown of inventories and change in LIFO reserve	8.1	4.4
Non-cash impact of re-engineering and impairment costs	9.5	0.4
Net change in deferred income taxes	(0.1)	(5.7)
Changes in assets and liabilities:
Accounts and notes receivable	(14.4)	(10.2)
Inventories	(37.1)	(31.7)
Non-trade amounts receivable	(2.4)	(3.6)
Prepaid expenses	(3.8)	(5.0)
Other assets	0.2	1.2
Accounts payable and accrued liabilities	(5.7)	30.4
Income taxes payable	(22.2)	(11.7)
Other liabilities	(6.6)	1.0
Net cash impact from hedging activity	(27.2)	1.8
Other	0.1	0.6

Net cash provided by operating activities	5.4	63.8

Investing Activities:
Capital expenditures	(24.4)	(19.2)
Proceeds from disposal of property, plant and equipment	2.4	4.6
Proceeds from insurance settlements	7.5	3.7

Net cash used in investing activities	(14.5)	(10.9)

Financing Activities:
Dividend payments to shareholders	(27.1)	(26.7)
Proceeds from exercise of stock options	13.4	22.8
Proceeds from payments of subscriptions receivable	0.2	0.3
Repurchase of common stock	(7.3)	—
Repayment of long-term debt and capital lease obligations	(1.8)	(68.2)
Net change in short-term debt	15.7	—
Excess tax benefits from share-based payment arrangements	—	1.4

Net cash used in financing activities	(6.9)	(70.4)

Effect of exchange rate changes on cash and cash equivalents	3.1	1.1

Net change in cash and cash equivalents	(12.9)	(16.4)
Cash and cash equivalents at beginning of year	102.7	102.2

Cash and cash equivalents at end of period	$89.8	$85.8

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. The shipping and handling costs included in delivery, sales and administrative expense totaled $35.6 million and $25.1 million for the second quarter of 2008 and 2007, respectively, and $66.5 million and $52.4 million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively. Fees billed to customers associated with the distribution of products are classified as revenue.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in delivery, sales and administrative expense totaled $106.4 million and $89.8 million for the second quarter of 2008 and 2007, respectively, and $204.2 million and $172.8 million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively.

Note 4: Inventories

	June 28, 2008	December 29, 2007
	(in millions)
Finished goods	$206.3	$186.4
Work in process	23.9	18.3
Raw materials and supplies	79.9	65.2

Total inventories	$310.1	$269.9

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended June 28, 2008	13 Weeks Ended June 30, 2007	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
Net income	$36.0	$35.5	$68.1	$55.1

Weighted-average shares of common stock outstanding	61.6	61.1	61.4	60.7
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	2.0	1.8	1.9	1.7

Weighted-average common and common equivalent shares outstanding	63.6	62.9	63.3	62.4

Basic earnings per share	$0.59	$0.58	$1.11	$0.91

Diluted earnings per share	$0.56	$0.56	$1.07	$0.88

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	0.3	—	0.5	0.8

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended June 28, 2008	13 Weeks Ended June 30, 2007	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
Net income	$36.0	$35.5	$68.1	$55.1

Foreign currency translation adjustments	9.5	18.3	37.6	21.5

Deferred gain (loss) on cash flow hedges, net of tax provision of $5.0 and $0.1 million for the second quarter 2008 and 2007, and a benefit of $0.5 and provision of $0.2 million for the comparable year-to-date periods	9.6	0.1	(1.9)	0.3

Pension and other post retirement costs, net of tax provision of $0.3 million for the second quarter of both 2008 and 2007, respectively, and $0.4 and $1.4 million for the comparable year-to-date periods	0.6	0.7	0.8	2.7

Comprehensive income	$55.7	$54.6	$104.6	$79.6

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity as disclosed in Note 11 to the Consolidated Financial Statements.

Note 7: Re-engineering Costs

The Company recorded $3.5 million and $5.7 million in re-engineering and impairment charges during the second quarter and first half of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost was an impairment charge related to software the Company no longer expects to utilize in the South African beauty business.

The Company recorded $0.8 million and $3.6 million in re-engineering and impairment charges during the second quarter and first half of 2007, respectively. The charges were primarily related to the cessation of production in the Company’s BeautiControl North America manufacturing facility in Texas in conjunction with moving into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth and the ultimate consolidation with its distribution operations. The costs recorded related to the impairment of assets that would no longer be utilized and were not salable, as well as costs for lease and related payments still due on the former facility. The bulk of the remaining costs related to headcount reductions totaling 48 positions in Japan, Mexico, Philippines, Switzerland and Australia, with the reduction in Japan being the most significant as a result of the consolidation of distribution facilities of the Company’s two Japanese operating entities.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of June 28, 2008 and December 29, 2007 were as follows (in millions):

	June 28, 2008	December 29, 2007
Beginning of the year balance	$2.3	$0.6
Provision	5.7	9.0
Cash expenditures:
Severance	(3.4)	(3.5)
Other	(0.9)	(0.2)
Non-cash impairments	(0.5)	(3.6)

End of period balance	$3.2	$2.3

Of the total accrual at June 28, 2008, $0.4 million related to lease payments, less expected sub-lease income, remaining on the vacated BeautiControl North America manufacturing facility. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several markets by the first quarter of 2009.

Note 8: Goodwill and Intangible Assets

The Company does not amortize its tradename intangible assets and goodwill. Instead, the Company tests these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The impairment test for the Company’s tradenames involve comparing the estimated fair value of the assets to their carrying amounts to determine if a write-down to fair value is required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations and the Company lowered its forecast of future sales and profit below that used to value these tradenames in the Company’s 2007 annual impairment analysis performed as of September 2007. As a result of these factors, the Company performed interim impairment tests of these tradenames. The fair values calculated were determined using a discounted cash flow model. The result of the interim impairment tests was to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in the second quarter of 2008.

Since the acquisition of these businesses, the Company has implemented certain strategies to realize its expectations as of the acquisition date; however, it has taken longer than originally estimated for the benefits of these strategies to be fully realized. The impairment charge recorded reflects the current expectation of future earnings and profits. If, in the future, the estimated fair value of the Company’s tradenames or goodwill were to decline further, it would be necessary to record an additional non-cash impairment charge. The Nutrimetics tradename is included in the Beauty Other segment and the NaturCare tradename is included in the Asia Pacific segment. The Company also evaluated the goodwill for these reporting units as of June 28, 2008, determining no write down of these assets was required.

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

Tupperware: Europe	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.
Asia Pacific
North America

Beauty North America	Primarily cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brands Nutrimetics® and Fuller®, respectively. Both home and beauty products in South America under the brand names Fuller®, Nuvo® and Tupperware ®.

Worldwide sales of beauty and personal care products totaled $200.3 million and $180.8 million in the second quarter of 2008 and 2007, respectively, and $377.1 million and $341.1 million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively.

(in millions)	13 Weeks Ended June 28, 2008	13 Weeks Ended June 30, 2007	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
Net sales:
Tupperware
Europe	$203.3	$162.1	$423.5	$340.5
Asia Pacific	85.6	69.4	155.8	126.0
North America	84.2	81.5	153.7	144.1
Beauty
North America	134.0	122.1	248.7	226.3
Beauty Other	76.5	57.8	145.3	112.9

Total net sales	$583.6	$492.9	$1,127.0	$949.8

Segment profit (loss):
Tupperware
Europe (a)	$29.9	$24.8	$68.0	$53.6
Asia Pacific (a)	17.2	11.6	27.1	17.6
North America	9.4	8.3	12.4	9.5
Beauty
North America (a)	20.1	20.1	34.5	34.0
Beauty Other (a)	(0.4)	(3.4)	(6.0)	(7.1)

Total segment profit	76.2	61.4	136.0	107.6

Unallocated expenses	(9.4)	(8.9)	(19.8)	(17.9)
Other income (b)	0.6	2.1	0.6	4.6
Re-engineering and impairment charges (c)	(3.5)	(0.8)	(5.7)	(3.6)
Impairment of intangible assets (c)	(9.0)	—	(9.0)	—
Interest expense, net	(8.7)	(10.0)	(16.3)	(20.7)

Income before income taxes	$46.2	$43.8	$85.8	$70.0

	June 28, 2008	December 29, 2007
Identifiable Assets:
Tupperware:
Europe	$428.1	$392.2
Asia Pacific	183.3	167.9
North America	189.6	183.4
Beauty:
North America	498.2	476.7
Beauty Other	321.5	312.8
Corporate	352.7	335.7

Total Identifiable Assets	$1,973.4	$1,868.7

(a)	Charges for amortization of definite-lived intangible assets by segment were as follows:

	13 Weeks Ended June 28, 2008	13 Weeks Ended June 30, 2007	26 Weeks Ended June 28, 2008	26 Weeks Ended June 30, 2007
Europe	$0.1	$0.2	$0.2	$0.5
Asia Pacific	0.4	0.6	0.8	1.1
Beauty North America	1.0	1.5	1.9	3.0
Beauty Other	0.9	1.1	1.8	2.1

Total	$2.4	$3.4	$4.7	$6.7

(b)	Other income of $0.6 million for the second quarter of 2008 reflects a gain from a final insurance claim settlement related to flood damage in Indonesia. Other income for the second quarter of 2007 reflects a gain from the sale of excess land in Australia. The 2007 year-to-date balance also includes a final insurance claim settlement related to a fire at a former manufacturing facility.
(c)	See Note 7 and 8 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

Note 10: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the term loans is a floating LIBOR base rate plus an applicable margin. As of June 28, 2008, the applicable margin was 75 basis points, resulting in an effective interest rate on outstanding borrowings of 3.4 percent, for the Company’s LIBOR-based borrowings. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Borrowings outstanding under the 2007 Credit Agreement totaled $580.2 million and $565.0 million as of June 28, 2008 and December 29, 2007, respectively.

At June 28, 2008, the Company had $317.0 million of unused lines of credit, including $176.3 million under the committed, secured $200 million revolving line of credit and $140.7 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. The Company’s credit agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, or make capital investments in its business, this is not currently expected to occur. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the 2007 Credit Agreement. As of June 28, 2008, the Company was in compliance with all of its covenants.

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

The Company uses derivative financial instruments to hedge selected foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. Consequently, the balance at the end of each reporting period in other accumulated comprehensive loss relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. The impact of these foreign currency cash flow hedges included in other accumulated comprehensive loss, net of tax, was a net loss of $1.8 million and a net gain of $0.3 million for the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively. The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in foreign currency translation adjustments within accumulated other comprehensive loss. For the second quarter of 2008 and 2007, the Company recorded, in comprehensive income, net losses associated with its net equity hedges $0.4 million and $2.2 million, net of tax, respectively. For the year-to-date periods ended June 28, 2008 and June 30, 2007, the Company recorded losses, net of tax, of $13.7 million and $6.7 million related to these net equity hedges. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of the amount included in accumulated other comprehensive loss to the income statement in the next 12 months.

While the Company’s net equity and fair value hedges mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In the first half of 2008, the cash flow impact of these currency hedges was an outflow of $27.2 million. The U.S. dollar equivalent of the Company’s most significant net open foreign currency hedge positions as of June 28, 2008 were to sell euro, $25.2 million; Swiss francs, $15.6 million; Philippine pesos, $14.0 million and Japanese yen, $27.9 million and to buy Korean won, $11.8 million and South African rand, $14.8 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions, and in some cases, based on the exposure being hedged, the offsetting currency is not the U.S. dollar. Based on rates existing at the end of the second quarter of 2008, the Company was in a net payable position of approximately $8.7 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The Company’s credit agreement requires it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the credit agreement, which was 75 basis points as of June 28, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of June 28, 2008.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix for 2008, the LIBOR base borrowing rate for an additional $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 75 basis points at June 28, 2008.

On March 5, 2008, the Company entered into a forward interest rate agreement that fixes for the first quarter of 2009, the LIBOR base borrowing rate for $100 million under the 2007 Credit Agreement. This agreement locked in the LIBOR base rate for these borrowings at the forward rate then existing for the 3-month borrowing period beginning at the end of December 2008. The Company will pay a fixed rate of 2.3 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 28, 2008.

On May 12, 2008, the Company entered into a forward interest rate agreement that fixes for the second and third quarters of 2009, the LIBOR base borrowing rate for $100 million under the 2007 Credit Agreement. This agreement locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing period beginning at the end of March 2009. The Company will pay a fixed rate of 3.1 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 28, 2008.

All of the swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of these hedges was a net payable of $9.2 million ($6.0 million net of tax) as of June 28, 2008 and $9.2 million ($5.9 million net of tax) as of December 29, 2007. The net amount is included as a component of other comprehensive income.

Note 12: Fair Value Measurements

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

The Company performs fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS 157. Some fair value measurements, such as foreign currency forward contracts and interest rate swaps are performed on a recurring basis, while others, such as impairment of goodwill and other intangibles are performed on a nonrecurring basis. In February 2008, the FASB issued Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. As permitted by FSP 157-2, the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill and intangible asset impairment test.

Description of Assets (in millions)	June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$6.2	$6.2	$—	$—

Foreign currency derivative contracts	6.9	—	6.9	—

Total	$13.1	$6.2	$6.9	$—

Description of Liabilities (in millions)	June 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$9.2	$—	$9.2	$—

Foreign currency derivative contracts	15.6	—	15.6	$—

Total	$24.8	$—	$24.8	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company’s primary objective with respect to currency risk is to reduce volatility that would otherwise occur due to exchange-rate fluctuations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of June 28, 2008 the Company held several foreign currency forward contracts to hedge various currencies which had a net fair value liability of $8.7 million based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as previously discussed in Note 11 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and changes resulting from ineffectiveness are recorded in current earnings.

Included in the Company’s cash equivalents balance as of June 28, 2008 was $6.2 million in money market funds which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has not elected to apply the fair value option to any of its financial instruments.

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 28, 2008 and June 30, 2007 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$1.9	$2.1	$0.1	$—	$3.9	$4.1	$0.1	$—
Interest cost	2.5	2.3	0.7	0.7	5.0	4.6	1.4	1.3
Expected return on plan assets	(1.7)	(1.6)	—	—	(3.4)	(3.1)	—	—
Net amortization	0.7	0.5	—	—	1.3	1.0	0.1	0.1

Net periodic benefit cost	$3.4	$3.3	$0.8	$0.7	$6.8	$6.6	$1.6	$1.4

During the first half of 2008 and 2007, approximately $1.4 million and $1.1 million were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above.

Note 14: Product Warranty

Tupperware ® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 15: Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48) and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). As of June 28, 2008 and December 29, 2007, the Company’s gross unrecognized tax benefit was $44.8 million and $41.1 million, respectively. The Company estimates that approximately $44.0 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.6 million and $8.9 million as of June 28, 2008 and December 29, 2007, respectively.

In the first quarter of 2008, the Company reduced its interest and penalty liability by $1.7 million related to a competent authority resolution between the United States and Korea. In the second quarter of 2008, the company settled a tax audit in Greece for $2.5 million resulting in a reduction of total gross unrecognized tax benefits of $1.7 million and accrued interest and penalties of $0.8 million. In addition, the Company anticipates some audits may conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of June 28, 2008. It is also reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the expiration of statutes of limitations in various jurisdictions as well as additions due to ongoing transactions and activity.

The effective tax rate for the second quarter was 22.1 percent compared with 19.0 percent for the comparable 2007 period. The increase in the effective tax rate was due primarily to an expiration of a tax holiday in 2008, additional costs incurred for settling the Greek audit noted above, a shift in the mix of taxable income, as well as a tax benefit recognized on the repatriation of certain foreign earnings in 2007. These were partially offset by the utilization of certain foreign losses in the second quarter of 2008. The effective rate for the first half of 2008 was 20.6 percent compared with 21.3 percent for the comparable 2007 period. The decrease was due to a $1.7 million benefit related to a Korean competent authority resolution in the first quarter of 2008 partially offset by the other changes noted above. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 16: Non-Cash Activities

In the first half of 2008 and 2007, employees of the Company settled outstanding loans by returning Company stock worth $0.1 million and $0.7 million, respectively, that was acquired with the proceeds of those loans. Additionally, during the first half of 2008 and 2007, the Company acquired $3.6 million and $9.0 million of property, plant and equipment through a capital lease arrangement.

Note 17: Commitments and Contingencies

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. The Company can not at this time accurately estimate the amount of claim proceeds it will receive, but believes that upon the settlement of the claim it will have a net gain; however, to date no amounts have been recorded in the Consolidated Statements of Income. As of June 28, 2008, the Company included in receivables $10.3 million in costs that represents the book value of the destroyed inventory, property, plant and equipment and costs to be recovered through the insurance claim, which is net of $9.4 million in proceeds from its insurance companies received through June 28, 2008. The Company expects to substantially conclude the settlement of the claim by the first part of 2009. Subsequent to the end of the second quarter, the Company received an additional $2.0 million in insurance proceeds.

Note 18: New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007) (SFAS 141R), Business Combinations. This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS 141R to have a material impact on its Consolidated Financial Statements.

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

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of FSP 142-3 to have a material impact on its Consolidated Financial Statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS 162 to have a material impact on the Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements, (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of EITF 08-3 to have a material impact on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 26 weeks ended June 28, 2008 compared with the 13 and 26 weeks ended June 30, 2007 and changes in financial condition during the 26 weeks ended June 28, 2008.

The Company’s primary means of distributing its product is through independent sales organizations and individuals, who are also its customers in many cases. The majority of the Company’s products are in turn sold to end customers who are not members of the sales forces. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Overview

Dollars in millions, except per share amounts	13 weeks ended				Change excluding the impact	Foreign
	June 28, 2008	June 30, 2007	Change		of foreign exchange	exchange impact
Net sales	$583.6	$492.9	18%		10%	$37.5
Gross margin	65.8%	66.0%	(0.2	)pp	na	na
DS&A as percent of sales	54.3%	55.2%	(0.9	)pp	na	na
Operating income	$55.6	$54.4	2%		(7)%	$5.3
Net income	36.0	35.5	1%		(9)%	4.2
Net income per diluted share	0.56	0.56	—%		(11)%	0.07

Dollars in millions, except per share amounts	26 weeks ended				Change excluding the impact	Foreign
	June 28, 2008	June 30, 2007	Change		of foreign exchange	exchange impact
Net sales	$1,127.0	$949.8	19%		10%	$76.6
Gross margin	65.0%	65.4%	(0.4	)pp	na	na
DS&A as percent of sales	54.5%	55.8%	(1.3	)pp	na	na
Operating income	$104.2	$92.2	13%		2%	$10.3
Net income	68.1	55.1	24%		8%	8.0
Net income per diluted share	1.07	0.88	22%		6%	0.13

Local currency sales increased 10 percent in the second quarter of 2008 compared to the same period of 2007. The increase in net sales reflected increases in all of the Company’s segments. The increase in operating and net income primarily reflected improvements in all the segments for the quarter except Beauty North America, along with lower interest expense, partially offset by an impairment of tradenames recorded in the second quarter of 2008 and higher re-engineering costs.

For the year-to-date period of 2008, local currency sales also increased 10 percent compared to 2007, due to improvements in all of the Company’s segments. On a local currency basis, the segments’ increases ranged from 4 to 16 percent, led by strong improvements in Europe, Asia Pacific and Beauty Other. Operating and net income also increased for the year-to-date period compared with last year due to improvements in all of the Company’s segments, lower amortization of intangible assets acquired in 2005 and lower interest expense, partially offset by the impairment of tradenames recorded in the second quarter of 2008 and higher unallocated corporate expenses.

The Company’s balance sheet shows an increase of $31.1 million in working capital as compared with the end of 2007, after an increase of $18.0 million in short term borrowings. The Company closed the second quarter of 2008 with a debt to total capital ratio of 50.1 percent as compared with 53.2 percent at the end of 2007 and 56.5 percent at the end of 2007’s second quarter. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities was $5.4 million for the first half of 2008 compared with $63.8 for the same period of 2007. The most significant differences between years were the payment of $19.0 million of non-income tax payables accrued in Mexico at the end of 2007, together with approximately $6 million of such amounts collected and paid this year; $27.2 million in payments made this year to settle foreign currency hedge contracts versus a small inflow last year; a larger increase in inventory this year; as well as a higher amount paid for income tax this year. This was partially offset by higher net income this year than last even with more non-cash expenses this year, most notably the impairment charge.

Net Sales

Local currency sales in the second quarter of 2008 grew 10 percent compared to the same period of 2007. The improvement this quarter was led by substantial growth in the Beauty Other segment, driven by the Company’s Central and South American businesses, most notably Venezuela, Brazil, and Argentina, partially offset by weakness in some of the other businesses in that segment. Asia Pacific showed strong growth in local currency sales in the second quarter of 2008 compared with last year, led primarily by the key emerging markets of China, India and Indonesia, as well as substantial growth in the established market of Australia. Europe also showed a good improvement in sales in the second quarter, led mainly by the emerging markets of Russia, Turkey and Tupperware South Africa. The established markets in Europe also contributed to the improvement this quarter with strong growth in France and a slight improvement in Germany. Local currency sales in Tupperware North America showed a modest increase in the second quarter mainly due to sales growth in the core business of Tupperware Mexico, partially offset by lower business-to-business sales. Beauty North America showed good sales growth this quarter due primarily to the strong sales growth in Fuller Mexico resulting from an improvement in the active sales force.

As previously noted, emerging markets had a significant impact on the second quarter results as compared with 2007. Total emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 51 percent and 48 percent of the Company sales in the second quarters of 2008 and 2007, respectively. Total sales for the emerging markets increased $60.1 million, or 26 percent in the second quarter of 2008, compared with the same period of 2007. Of this increase, $11.3 million was from the impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency on the increase in sales, the growth in sales for these markets was 20 percent compared with prior year.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with sales growth in all the segments, led by the emerging markets. On a year-to-date basis, emerging markets accounted for 49 percent and 46 percent of the total Company sales for 2008 and 2007, respectively. Total sales in the emerging markets increased $112.2 million, or 25 percent in the first half of 2008 compared with 2007. Of this increase, $23.8 million was from the impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency on the increase in sales, the growth in sales for these markets was 19 percent.

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

The Company recorded $3.5 million and $5.7 million in re-engineering and impairment charges during the second quarter and first half of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost was an impairment charge related to software the Company no longer expects to utilize in the South African beauty business.

In the last half of 2008, the Company expects to incur approximately $4.3 million of costs mainly related to small scale headcount reductions in several of its operations.

During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations and the Company lowered its forecast of future sales and profit below that used to value these tradenames in the Company’s 2007 annual impairment analysis performed as of September 2007. As a result of these factors, the Company performed interim impairment tests of these tradenames. The fair values calculated were determined using a discounted cash flow model. The result of the interim impairment tests was to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in the second quarter of 2008.

Gross Margin

Gross margin as a percentage of sales was 65.8 percent in the second quarter of 2008 and 66.0 percent in the same period of 2007. For the year-to-date periods, gross margin as a percentage of sales was 65.0 percent in 2008 compared with 65.4 percent in 2007. The slight decline was primarily a result of higher freight costs incurred in Europe as well as an unfavorable mix of products and higher product design and packaging costs in the Beauty North America segment. The Beauty Other segment also had a slight decline in gross margin percentage related to higher costs in Brazil and Argentina. Gross margin improvements in Asia Pacific, due to a favorable mix of products sold, partially offset this decline. The Tupperware North America segment had a slight increase in gross margin percentage for the quarter resulting from lower business-to-business sales, which had a lower than average margin, compared with the same period of 2007 in addition to lower production costs.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 54.3 percent for the second quarter of 2008, compared with 55.2 percent in 2007. For the year-to-date periods, DS&A as a percentage of sales was 54.5 percent for 2008 compared with 55.8 percent in 2007. A component of this decrease was from less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $2.4 million in the second quarter of 2008 as compared with $3.4 million in the same period of 2007. For the full year of 2008, the amortization is expected to be approximately $9.5 million versus $13.6 million in 2007. In addition to the decrease in amortization expense, the Company also had a decrease in the provision for bad debts compared to the same period last year, improvements in cost management and leverage of fixed costs on higher volume. These declines were partially offset by higher promotional spending in Europe to improve the total size and productivity of its sales force, and an increase in distribution costs primarily due to higher fuel costs in 2008.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was $8.7 million for the second quarter of 2008 compared with $10.0 million for the same period of 2007. For the first half of 2008 net interest expense was $16.3 million compared with $20.7 million for the same period of 2007. The decrease is mainly related to a lower average debt level and lower U.S. interest rates in 2008 compared with 2007, along with the benefit of a lower contractual interest rate spread under the Company’s main credit agreement entered into in September 2007 compared with the spread under the Company’s prior credit agreement. The margin spread on the 2007 Credit Agreement has been about 50 to 75 basis points lower this year compared with the same period last year. Interest income was even with the prior year.

Tax Rate

The effective tax rate for the second quarter was 22.1 percent compared with 19.0 percent for the comparable 2007 period. The increase in the effective tax rate was due primarily to an expiration of a tax holiday in 2008, additional costs incurred for settling a tax audit in Greece, a shift in the mix of taxable income, as well as a tax benefit recognized on the repatriation of certain foreign earnings in 2007. These were partially offset by the utilization of certain foreign losses in the second quarter of 2008. The effective rate for the first half of 2008 was 20.6 percent compared with 21.3 percent for the comparable 2007 period. The decrease was due to a $1.7 million benefit related to a Korean competent authority resolution in the first quarter of 2008 partially offset by the other changes noted above. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

As discussed in Note 15 to the Consolidated Financial Statements, the requirements of FIN 48, which the Company implemented at the beginning of 2007, has clarified guidance surrounding the recognition and derecognition of uncertain tax positions, including the timing of those adjustments. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income

The increase in net income for the 2008 second quarter was largely due to a substantial growth in profit in the Asia Pacific segment and strong growth in the Europe and Tupperware North America segments. Beauty Other performance also improved with a lower segment loss compared to the second quarter of 2007 resulting from a higher sales volume, while Beauty North America’s profit was even with the prior year’s quarter. The Company was also impacted this quarter by a decrease in net interest expense and a positive impact from stronger foreign currencies, most notably the euro, compared to the same period of 2007, which was partially offset by higher re-engineering costs and the $9.0 million impairment of certain of the Company’s tradenames. The second quarter 2007 results were positively impacted by a $2.1 million gain recognized on the sale of excess land in Australia.

Similar to the quarter, the increase in net income for the year-to-date period was the result of strong performance in Asia Pacific, Europe and Tupperware North America as well as a smaller loss in Beauty Other, while Beauty North America’s profit was even for the year-to-date period. In addition to the specific items previously noted for the quarter, net income for the 2007 year-to-date period was also impacted by the settlement of an insurance claim related to the Company’s former manufacturing facility in Halls, resulting in a $2.5 million increase to net income.

International operations in the second quarter generated 86 percent and 84 percent of sales respectively in 2008 and 2007 and accounted for 93 percent and 88 percent of net segment profit. For the year-to-date periods, international operations generated 86 percent and 84 percent of sales and 94 percent and 91 percent of net segment profit in 2008 and 2007, respectively.

The Company generated 34 percent of its second quarter 2008 sales from the sales of beauty products, as compared with 37 percent in the second quarter 2007. For the year-to-date period of 2008, the Company generated 33 percent of its sales from the sale of beauty products compared with 36 percent for the same period of 2007.

Segment Results

Europe

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Second Qtr
Net sales	$203.3	$162.1	25%		12%	$19.9	35	33
Segment profit	29.9	24.8	21		9	2.6	39	40

Segment profit as percentage of sales	14.7%	15.3%	(0.6	)pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$423.5	$340.5	24%		11%	$42.6	37	36
Segment profit	68.0	53.6	27		14	6.0	50	50

Segment profit as percentage of sales	16.1%	15.7%	0.4	pp	na	na	na	na

Sales in the second quarter of 2008 were 12 percent higher in local currency compared with the same period of 2007. The increase was mainly due to the continued success in the emerging markets driven primarily by Russia, Tupperware South Africa and Turkey. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $68.0 million and $49.2 million or 33 percent and 30 percent of net sales in this segment for the second quarter of 2008 and 2007, respectively. Of the $18.8 million emerging markets increase, $2.3 million was from the impact of changes in foreign currency exchange rates. The overall improvement in sales in these markets was due to continued growth in the sales force, achieved through further geographic expansion, recruiting of new sellers and success in generating productivity by the sales forces.

Local currency sales in the Company’s established markets also increased in the second quarter of 2008 compared with same period of 2007, led by improvements in both France and Germany. The increase in local currency sales in France and Germany was mainly driven by an increase in sales force as well as a modest increase in the average sales per party. The total sales force size advantage for the whole segment at the end of the quarter was 16 percent. This increase in sales force size was in part due to an 11 percentage point improvement in the year-over-year sales force size comparison in Germany, from a deficit of 8 percent at the end of the first quarter of 2008 to a sales force size advantage of 3 percent at the end of the second quarter. The Company continues to implement strategies in Germany to increase the size and productivity of its sales force including its new product programs, training programs, specific promotions focused on recruiting and retention and emphasis on the earnings opportunity for its sales force.

The year-to-date sales variances largely mirrored those of the quarter.

Segment profit increased $5.1 million during the second quarter of 2008 compared with the same period of 2007, reflecting a slight decline in segment profit as a percentage of sales. Despite the higher sales volume, the segment had a lower gross margin percentage in the second quarter of 2008 due to higher inbound freight and customs costs and a higher inventory obsolescence provision. Promotional spending was also higher, most notably related to the higher level of sales force recruiting in Germany.

For the year-to-date period, segment profit was $14.4 million higher compared to the same period of 2007 resulting in a slight increase in segment profit as a percentage of sales. The increase in segment profit was a result of improved sales volume and leverage from those higher sales, as well as more efficient promotional spending and lower administrative expenses, generated mainly in the first quarter of 2008. Also contributing to the improved segment profit this quarter was a decrease in the provision for bad debts, mainly in Germany.

The euro and Russian ruble were the main currencies that led to the positive foreign currency comparison for the quarter and year-to-date periods.

Asia Pacific

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Second Qtr
Net sales	$85.6	$69.4	23%		13%	$6.2	15	14
Segment profit	17.2	11.6	48		35	1.1	23	19

Segment profit as percentage of sales	20.1%	16.7%	3.4	pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$155.8	$126.0	24%		13%	$12.0	14	13
Segment profit	27.1	17.6	54		40	1.8	20	16

Segment profit as percentage of sales	17.4%	14.0%	3.4	pp	na	na	na	na

Asia Pacific had a strong second quarter with a 13 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $40.9 million and $30.2 million or 48 and 44 percent of the sales in this segment for the second quarter of 2008 and 2007, respectively. Of the $10.7 million emerging market sales increase, $0.6 million was from the impact of changes in foreign currency exchange rates. The significant increase in the emerging markets was primarily in China, Indonesia, India and Malaysia/Singapore. China, the largest of these markets, had a significant improvement in local currency sales due to an increase in the number of outlets in operation, as well as an increase in productivity. The higher productivity reflects more outlet sites in commercial versus residential areas and more sales people in many of the outlets. Substantial sales growth in Indonesia and India was the result of successful promotional activities, attractive consumer offers and strong recruiting. Also contributing to the strong performance in the segment was the established market of Australia. Local currency sales in Australia benefited from a larger and more productive sales force. This was offset by a decline in local currency sales in Korea and the Japanese businesses. Sales in Korea were negatively impacted by less successful promotional offers and programs. The decline in local currency sales for Japan was the result of lower recruiting and a decline in productivity.

Total segment profit increased by $5.6 million in the second quarter of 2008 compared with the same period of 2007. The majority of this increase was in the emerging markets, led by China, India and Indonesia. The increase in segment profit in these areas was a result of improved sales volume, as well as more efficient promotional spending and improved margins from a favorable mix of products. This was offset by an increase in marketing expense in these markets for several brand building initiatives undertaken this year. In the established markets, Australia had a significant improvement in profit in the second quarter due to higher sales volume and lower promotional spending.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar and Japanese yen were the main currencies that led to the positive impact on the sales comparison for the second quarter and year to date periods of 2008 versus 2007.

Tupperware North America

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Second Qtr
Net sales	$84.2	$81.5	3%		1%	$1.9	14	16
Segment profit	9.4	8.3	12		9	0.3	12	14

Segment profit as percentage of sales	11.2%	10.2%	1.0	pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$153.7	$144.1	7%		4%	$3.3	14	15
Segment profit	12.4	9.5	30		26	0.3	9	9

Segment profit as percentage of sales	8.1%	6.6%	1.5	pp	na	na	na	na

Tupperware Mexico’s local currency sales increased 1 percent during the second quarter due in part to a higher, more productive sales force resulting from successful programs, while sales in the United States and Canada were about even with the same period of 2007. Successful recruiting activity this quarter led to a 7 percent increase in the segment’s total sales force size compared with the prior year. Offsetting the increase in sales in the core business for the segment was a decrease of $2.8 million in business-to-business sales in Mexico. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will interact with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

Segment profit increased 9 percent in local currency for the second quarter of 2008 compared to the same period of 2007. The increase was mainly driven by a higher gross margin percentage and a decrease in promotional expenses in the United States and Canada businesses. Lower promotional expenses resulted from less sales force members qualifying for events and lower commissions earned as fewer met sales targets. Tupperware Mexico also contributed to the higher return on sales resulting from a higher gross margin percentage this quarter compared with the same period of 2007. The margin improvement was due to lower business-to-business sales which yielded a lower margin last year compared with the Company’s core sales. These improvements were offset by higher distribution costs in all of the businesses from higher fuel costs and a higher volume in Mexico.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

Beauty North America

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Second Qtr
Net sales	$134.0	$122.1	10%		6%	$3.9	23	25
Segment profit	20.1	20.1	—		(4)	0.9	26	33

Segment profit as percentage of sales	15.0%	16.5%	(1.5	)pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$248.7	$226.3	10%		7%	$6.2	22	24
Segment profit	34.5	34.0	2		(2)	1.4	25	32

Segment profit as percentage of sales	13.9%	15.0%	(1.1	)pp	na	na	na	na

Beauty North America had a 6 percent increase in local currency sales in the second quarter of 2008 compared to the same period of 2007. Higher local currency sales were a result of strong growth in Fuller Mexico and a slight increase in BeautiControl North America. Fuller Mexico’s continued growth reflected a high single digit increase in its total sales force, leading to a total sales force size in excess of 500,000 at the end of the second quarter. BeautiControl North America also had a slight increase in its total sales force. Despite the increase in sales for the quarter, both beauty businesses have experienced a decrease in sales force productivity partially reflecting the current state of the economies in their markets.

Segment profit was even with the prior year in the second quarter and increased $0.5 million for the year-to-date period of 2008 compared with the same periods of 2007. Overall the segment benefited from lower amortization of definite-lived intangible assets acquired in the 2005 Sara Lee Acquisition. Fuller Mexico had an improvement in segment profit about in line with its sales increase, reflecting a lower gross margin percentage from an unfavorable product mix and higher material costs, mostly offset by lower operating expenses as a percentage of sales. The improvement in Fuller Mexico was offset by a decline in segment profit for BeautiControl North America. Despite the increase in sales for BeautiControl North America, profit was lower due to higher promotional and transportation costs.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

Beauty Other

Dollars in millions	2008	2007	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2008	2007
Second Qtr
Net sales	$76.5	$57.8	32%	21%	$5.6	13	12
Segment loss	(0.4)	(3.4)	(86)	(87)	(0.2)	na	na
Segment profit as percentage of sales	na	na	na	na	na	na	na

Dollars in millions	2008	2007	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2008	2007
Year-to-Date
Net sales	$145.3	$112.9	29%	16%	$12.5	13	12
Segment loss	(6.0)	(7.1)	(15)	(21)	(0.5)	na	na
Segment profit as percentage of sales	na	na	na	na	na	na	na

Local currency sales for this segment increased 21 percent in the second quarter of 2008 compared with the same period of 2007. The increase was mainly driven by significant improvement in the Central and South American businesses of Tupperware Brazil and Venezuela reflecting strong growth in both their total and active sales forces due to an improvement in retention and strong productivity. Also contributing to the increase in sales for this segment was Fuller Argentina resulting from an increase in total sales force due to strong recruiting and a higher average order size. There was a partial offset from a decline in the Nutrimetics businesses, including in the largest Nutrimetics business in Australia.

The lower segment loss primarily reflected improved results in Central and South America due to the higher sales volume. Also contributing to the improved segment profit was lower amortization of definite-lived intangible assets acquired. Offsetting these improvements were higher operating expenses in Fuller Brazil and Fuller Argentina.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar and Philippine peso were the main currencies that led to the double digit percentage point impact on the sales comparison for the second quarter and year to date periods of 2008 versus 2007.

Financial Condition

Liquidity and Capital Resources Working capital increased in the first half of 2008 compared with the end of 2007 to approximately $280.3 million. The increase in working capital compared to year end was due mainly to increases in both accounts receivable and inventory levels due to higher sales levels; however, current trade receivables and inventory days were both lower than as of June 2007. Also contributing to the fluctuation in working capital was a local currency decrease in accrued liabilities due to payments made in the first quarter relating to the Company’s incentive programs and a $19.0 million payment related to value added taxes in Mexico. This was offset by an increase in short term borrowings of $18.0 million compared to the end of 2007.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. The Company can not at this time accurately estimate the amount of claim proceeds it will receive, but believes that upon the settlement of the claim it will have a net gain; however, to date no amounts have been recorded in the Consolidated Statements of Income. As of June 28, 2008, the Company included in receivables $10.3 million in costs that represents the book value of the destroyed inventory, property, plant and equipment and costs to be recovered through the insurance claim, which is net of $9.4 million in proceeds from its insurance companies received through June 28, 2008. The Company expects to substantially conclude the settlement of the claim by the first part of 2009. Subsequent to the end of the second quarter, the Company received an additional $2.0 million.

As of June 28, 2008, the Company had $176.3 million available under its $200 million revolving facility. The Company’s credit agreement contains reasonable and customary covenants. The Company does not anticipate that these covenants will restrict its ability to finance its operations or ability to pay its current dividend.

In addition to its committed revolving facility, the Company had $140.7 million available under other uncommitted lines of credit as of June 28, 2008. Current and committed borrowing facilities and cash generated by operating activities are expected to be adequate to finance working capital needs and capital expenditures.

The Company’s major markets for its products are Australia, France, Germany, Japan, Mexico, the Philippines, Russia, South Africa and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and/or promotional programs.

Included in the cash balance of $89.8 million reported at June 28, 2008 was $17.6 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company has applied to convert at the official exchange rate and transfer the bolivar equivalent of approximately $10.1 million at that date. The Company believes it could immediately convert the bolivars into U.S. dollars, but it would only currently be able to do so at an exchange rate that would be about 40 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statements of Income.

The debt to total capital ratio at the end of the second quarter of 2008 was 50.1 percent as compared with 53.2 percent at the end of 2007 and 56.3 percent at the end of 2007’s second quarter. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The decrease in the debt to total capital ratio compared with the end of 2007 was due to an increase in equity compared to the end of 2007 largely from earnings in 2008, positive foreign currency translation adjustments and the exercise of stock options, reduced by dividends paid and shares repurchased during the year and an increase in the Company’s outstanding borrowings on the 2007 credit facility at the end of the second quarter of 2008.

Operating Activities Net cash provided by operating activities for the first half of 2008 was $5.4 million compared with $63.8 million in the comparable 2007 period. This decline reflects a $19.0 million payment related to non-income tax payables due in Mexico as of the end of 2007, and the payment of approximately $6.0 million of such amounts on a more normal schedule in the first half of 2008 and $27.2 million in payments made in the first half of 2008 to settle foreign currency hedge contracts versus a small inflow from such contracts in the 2007 period. The other main contributor to the lower cash flow in 2008 was a greater amount paid for income taxes, largely reflecting timing of payments in Mexico and the settlement of tax audits. This was offset by an increase in net income for the first half of 2008 compared with the same period of 2007 even with 2008 including the acquired tradenames non-cash impairment charge discussed above, which was the most significant change year-over-year among the items to reconcile net income to net cash from operating activities on the Consolidated Statements of Cash Flows.

Investing Activities During the first half of 2008 and 2007, the Company spent $24.4 million and $19.2 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products. The proceeds from disposal of property, plant and equipment, in both periods, were primarily from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. In the first half of 2008, the Company received $7.5 million in insurance proceeds, of which $6.4 million related to the 2007 fire at the Company’s facility in South Carolina. The remaining insurance proceeds received were from flood damage in Indonesia.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). There were no proceeds from this program during the first half of either 2008 or 2007. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $64.6 million and proceeds from the whole program from 2002 forward are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the current mortgage credit crisis and as a result the program will likely continue for a number of years. The Company expects to close on two land sales during the second half of 2008 with proceeds of approximately $5.8 million. From time to time, the Company also sells excess property, plant and equipment and had a contract to sell a former manufacturing facility in Belgium which had been expected to close in the first quarter of 2008, but which has been terminated due to a delay in a rezoning plan under a regulatory process. The Company also has a contract to sell certain excess assets in Australia which is expected to close in the fourth quarter of 2008 with expected proceeds of $6.4 million. The Company’s credit agreement requires it to remit certain proceeds received for the disposition of excess property to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $27.1 million and $26.7 million in the first half of 2008 and 2007, respectively. Proceeds received from the exercise of stock options were $13.4 million and $22.8 million in the first half of 2008 and 2007, respectively. The corresponding shares were issued out of the Company’s balance held in treasury. The Company had net proceeds from borrowings of $13.9 million, after repayments of $1.8 million during the first six months of 2008, necessitated by the decrease in cash flow from operating activities and level of cash on hand.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intends to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. During the first quarter of 2008 the Company repurchased 0.2 million shares at an aggregate cost of $7.3 million, with no purchases made during the second quarter of 2008. Since inception of the program in May 2007, the Company has repurchased 1.6 million shares at an aggregate cost of $48.9 million.

New Pronouncements

Refer to Note 12 and 18 to the Consolidated Financial Statements for a discussion of new pronouncements.

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

While the Company’s net equity and fair value hedges mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In the first half of 2008, the cash flow impact of these currency hedges was an outflow of $27.2 million. The U.S. dollar equivalent of the Company’s most significant net open foreign currency hedge positions as of June 28, 2008 were to sell euro, $25.2 million; Swiss francs, $15.6 million; Philippine pesos $14.0 million and Japanese yen, $27.9 million and to buy Korean won, $11.8 million; and South African rand, $14.8 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions, and in some cases, based on the exposure being hedged, the offsetting currency is not the U.S. dollar. Based on rates existing at the end of the first quarter of 2008, the Company was in a net payable position of approximately $8.7 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have at least 40 percent of its borrowings with fixed rates for at least three years based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions and it is also required in its main credit agreement. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the 2007 credit agreement, which was 75 basis points as of June 28, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of June 28, 2008.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix for 2008, the LIBOR base borrowing rate for an additional $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 75 basis points at June 28, 2008.

On March 5, 2008, the Company entered into a forward interest rate agreement that fixes for the first quarter of 2009, the LIBOR base borrowing rate for $100 million under the 2007 Credit Agreement. This agreement locked in the LIBOR base rate for these borrowings at the forward rate then existing for the 3-month borrowing period beginning at the end of December 2008. The Company will pay a fixed rate of 2.3 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 28, 2008.

On May 12, 2008, the Company entered into a forward interest rate agreement that fixes for the second and third quarters of 2009, the LIBOR base borrowing rate for $100 million under the 2007 Credit Agreement. This agreement locked in the LIBOR base rate for these borrowings at the forward rate then existing for the 3-month borrowing period beginning at the end of March 2009.

The Company will pay a fixed rate of 3.1 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 28, 2008.

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

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products and the Company currently estimates that it will utilize approximately $140 million of resins in its production of Tupperware® products during 2008. The company uses many different kinds of resins in its products. About 60 percent of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining 40 percent of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $14 million compared with the prior year. For the second quarter and first half of 2008, the Company estimates its cost of sales was adversely impacted by about $2.0 million due to resin cost changes impacting the Tupperware® products it produced, as compared with the same periods in 2007. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations and the Company lowered its forecast of future sales and profit compared with that used to value these tradenames in the Company’s 2007 annual impairment analysis performed as of September 2007. As a result of these factors, the Company performed interim impairment tests of these tradenames. The fair values were determined using a discounted cash flow model. The result of the interim impairment tests was to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in the second quarter of 2008.

The Company has implemented certain strategies in these businesses to realize the projections set out as of the acquisition date; however, it has taken longer than originally expected for the strategies to fully pay off. The impairment charge recorded reflects the current expectation of future earnings and profits. If, in the future, the estimated fair value of the Company’s tradenames or goodwill were to decline further, it would be necessary to record an additional non-cash impairment charge or charges. The Nutrimetics tradename is included in the Beauty Other segment and the NaturCare tradename is included in the Asia Pacific segment. The Company also evaluated the goodwill for these reporting units, noting no impairment writedown was required as of June 28, 2008. Future impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairment charges arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program was negatively impacted in 2008 and 2007 due the mortgage credit crisis in the United States which is expected to delay the completion of the program.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces, including impacts from product and direct selling channel competitors;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	product concerns from consumers based upon scientific theories or changes in regulatory approvals that impacts materials or ingredients which are used by the Company;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of foreign hedging and risk management strategies;

•	the ability to repatriate cash to the United States and to do so at a favorable foreign exchange rate;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
3/30/08 – 5/03/08	—	—	—	$101,095,613
5/04/08 – 5/31/08	—	—	—	101,095,613
6/01/08 – 6/28/08	—	—	—	101,095,613

	—	—	—	$101,095,613

(a)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The intention is to use the proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. No shares were purchased by the Company during the second quarter of 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2008 annual meeting of shareholders of the Registrant occurred on May 14, 2008. The matters described under (c) below were voted upon.

(b)	Directors elected at the annual meeting for a three year term expiring 2011:

Catherine A. Bertini, Clifford J. Grum, Angel R. Martinez and Robert J. Murray

Directors continuing to serve after the annual meeting are as follows:

Directors whose term expires in 2009:

Kriss Cloninger III, Joe R. Lee, Bob Marbut, David R. Parker and J. Patrick Spainhour

Directors whose term expires in 2010:

Rita Bornstein, Ph.D, E.V. Goings, Joyce M. Roché and M. Anne Szostak

(c)	Annual Meeting votes:

	For	Against or Withheld	Abstain
(1) To elect the following Directors to three year terms expiring in 2011:

Catherine A. Bertini	55,115,023	452,751	403,187

Clifford J. Grum	54,275,014	1,290,120	405,827

Angel R. Martinez	55,111,560	454,423	404,978

Robert J. Murray	54,300,878	1,265,015	405,068

(2) To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 27, 2008	53,745,759	1,821,725	403,477

(3) To approve the amendment of the Company’s Restated Certificate of Incorporation to provide for the annual election of directors	55,418,236	129,199	423,526

Item 6.	Exhibits

(a)	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant

3.2	Amended and Restated By-laws of the Registrant as amended May 14, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Nicholas K. Poucher
Vice President and Controller

Orlando, Florida

August 5, 2008