Form 10-Q
period 2008-09-27
TUPPERWARE BRANDS CORP
filed 2008-11-04
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 27, 2008

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

As of October 30, 2008, 61,993,304 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	September 27, 2008	September 29, 2007
Net sales	$513.1	$454.7
Cost of products sold	186.1	160.9

Gross margin	327.0	293.8

Delivery, sales and administrative expense	284.8	260.9
Re-engineering and impairment charges, net	1.2	3.0
Impairment of goodwill and intangible assets	—	11.3
Gains on disposal of assets	2.2	5.6

Operating income	43.2	24.2

Interest income	1.3	0.8
Interest expense	10.3	19.8
Other expense	1.7	0.4

Income before income taxes	32.5	4.8
Provision for (benefit from) income taxes	5.0	(2.1)

Net income	$27.5	$6.9

Earnings per share:
Basic	$0.44	$0.11
Diluted	0.44	0.11

Weighted-average shares outstanding (millions):
Basic	61.6	61.1
Diluted	63.4	62.9

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	39 Weeks Ended
(Dollars in millions, except per share amounts)	September 27, 2008	September 29, 2007
Net sales	$1,640.1	$1,404.5
Cost of products sold	580.2	489.7

Gross margin	1,059.9	914.8

Delivery, sales and administrative expense	899.4	790.7
Re-engineering and impairment charges, net	6.9	6.6
Impairment of goodwill and intangible assets	9.0	11.3
Gains on disposal of assets	2.8	10.2

Operating income	147.4	116.4

Interest income	3.8	2.8
Interest expense	29.1	42.5
Other expense	3.8	1.9

Income before income taxes	118.3	74.8
Provision for income taxes	22.7	12.8

Net income	$95.6	$62.0

Earnings per share:
Basic	$1.55	$1.02
Diluted	1.51	0.99

Weighted-average shares outstanding (millions):
Basic	61.5	60.9
Diluted	63.4	62.6

Dividends per common share	$0.66	$0.66

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	September 27, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$146.4	$102.7
Accounts receivable, less allowances of $30.9 million in 2008 and $29.7 million in 2007	177.8	161.0
Inventories	318.0	269.9
Deferred income tax benefits, net	86.5	100.2
Non-trade amounts receivable, net	48.4	35.6
Prepaid expenses	30.7	30.1

Total current assets	807.8	699.5

Deferred income tax benefits, net	328.4	293.7
Property, plant and equipment, net	261.0	266.0
Long-term receivables, net of allowances of $21.7 million in 2008 and $20.9 million in 2007	34.5	37.8
Trademarks and tradenames	192.2	203.9
Other intangible assets, net	22.0	28.7
Goodwill	306.2	306.9
Other assets, net	30.1	32.2

Total assets	$1,982.2	$1,868.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$135.9	$137.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	107.7	3.5
Accrued liabilities	287.2	309.3

Total current liabilities	530.8	450.3

Long-term debt and capital lease obligations	588.0	589.8
Other liabilities	298.9	305.9

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	52.6	38.8
Subscriptions receivable	(2.1)	(2.3)
Retained earnings	698.2	657.8
Treasury stock 369,924 and 845,376 shares in 2008 and 2007, respectively, at cost	(13.8)	(26.1)
Accumulated other comprehensive loss	(171.0)	(146.1)

Total shareholders’ equity	564.5	522.7

Total liabilities and shareholders’ equity	$1,982.2	$1,868.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In millions)	September 27, 2008	September 29, 2007
Operating Activities:
Net income	$95.6	$62.0

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.4	47.2
Equity compensation	4.6	4.0
Amortization of and write off of debt issuance costs	0.7	8.3
Net gain on disposal of assets	(2.7)	(9.8)
Provision for bad debts	7.0	10.6
Write off of obsolete inventory and change in LIFO reserve	11.6	6.8
Non-cash impact of re-engineering and impairment costs	9.8	14.5
Net change in deferred income taxes	(13.9)	(9.3)
Excess tax benefit from share-based payment arrangements	(8.2)	(2.8)
Changes in assets and liabilities:
Accounts and notes receivable	(18.6)	(24.4)
Inventories	(62.8)	(51.8)
Non-trade amounts receivable	1.9	(15.3)
Prepaid expenses	(0.2)	3.3
Other assets	1.9	0.6
Accounts payable and accrued liabilities	(18.2)	27.0
Income taxes payable	(18.9)	(18.8)
Other liabilities	(4.6)	(1.2)
Net cash impact from hedging activity	(24.8)	(0.8)
Other	(0.3)	0.1

Net cash provided by operating activities	7.3	50.2

Investing Activities:
Capital expenditures	(38.2)	(31.2)
Proceeds from disposal of property, plant and equipment	5.6	11.3
Proceeds from insurance settlements	7.5	4.4

Net cash used in investing activities	(25.1)	(15.5)

Financing Activities:
Dividend payments to shareholders	(40.7)	(40.3)
Proceeds from exercise of stock options	19.8	36.7
Proceeds from payments of subscriptions receivable	0.2	0.3
Repurchase of common stock	(22.7)	(32.0)
Net proceeds from issuance of term debt	—	598.4
Repayment of long-term debt and capital lease obligations	(2.2)	(669.2)
Net change in short-term debt	100.9	27.8
Excess tax benefits from share-based payment arrangements	8.2	2.8

Net cash provided by (used in) financing activities	63.5	(75.5)

Effect of exchange rate changes on cash and cash equivalents	(2.0)	3.6

Net change in cash and cash equivalents	43.7	(37.2)
Cash and cash equivalents at beginning of year	102.7	102.2

Cash and cash equivalents at end of period	$146.4	$65.0

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. The shipping and handling costs included in delivery, sales and administrative expense totaled $31.1 million and $26.7 million for the third quarter of 2008 and 2007, respectively, and $97.6 million and $79.1 million for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively. Fees billed to customers associated with the distribution of products are classified as revenue.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in delivery, sales and administrative expense totaled $86.9 million and $81.0 million for the third quarter of 2008 and 2007, respectively, and $291.1 million and $253.8 million for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively.

Note 4: Inventories

	September 27, 2008	December 29, 2007
	(in millions)
Finished goods	$212.3	$186.4
Work in process	24.6	18.3
Raw materials and supplies	81.1	65.2

Total inventories	$318.0	$269.9

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

The common stock elements of the earnings per share computations are as follows (in millions):

	13 Weeks Ended September 27, 2008	13 Weeks Ended September 29, 2007	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
Net income	$27.5	$6.9	$95.6	$62.0

Weighted-average shares of common stock outstanding	61.6	61.1	61.5	60.9
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	1.8	1.8	1.9	1.7

Weighted-average common and common equivalent shares outstanding	63.4	62.9	63.4	62.6

Basic earnings per share	$0.44	$0.11	$1.55	$1.02

Diluted earnings per share	$0.44	$0.11	$1.51	$0.99

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	0.8	—	0.6	0.5

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended September 27, 2008	13 Weeks Ended September 29, 2007	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
Net income	$27.5	$6.9	$95.6	$62.0

Foreign currency translation adjustments	(63.4)	10.6	(25.8)	32.1

Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $0.2 and $(0.2) million for the third quarter 2008 and 2007, respectively, and $(0.3) million for the year-to-date period of 2008.	1.6	(0.9)	(0.3)	(0.6)

Pension and other post retirement costs, net of tax provision of $0.2 and 0.1 million for the third quarter of 2008 and 2007, respectively, and $0.6 and $1.5 million for the comparable year-to-date periods	0.4	0.2	1.2	2.9

Comprehensive income (loss)	$(33.9)	$16.8	$70.7	$96.4

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity as disclosed in Note 11 to the Consolidated Financial Statements.

Note 7: Re-engineering Costs

The Company recorded $1.2 million and $6.9 million in re-engineering charges during the third quarter and year-to-date period of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost was an impairment charge related to software the Company no longer expects to utilize in the South African beauty business. In addition, the Company recorded $1.8 million to write off inventory in the South America region of the Beauty Other segment in connection with a decision to streamline the product line offered. This charge is included in the cost of products sold line item in the Consolidated Statements of Income.

The Company recorded $3.0 million and $6.6 million in re-engineering charges during the third quarter and year-to date period of 2007, respectively. For the year-to-date period of 2007, the Company recorded re-engineering and impairment charges of $1.8 million associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth and the ultimate consolidation with distribution. Lease and related costs, which are still due on the former BeautiControl manufacturing facility were also included in the re-engineering charges. In the third quarter of 2007, the Company recorded $2.5 million in impairment charges related to its South Carolina and BeautiControl manufacturing and distribution operations. These impairment charges related to assets that are no longer being utilized and where the value was estimated to be lower than the assets’ carrying value. The bulk of the remaining costs for the quarter and year-to date periods of 2007 related to headcount reductions in Australia, France, Japan, Mexico, the Philippines and Switzerland, with the reduction in Japan being the most significant as a result of the consolidation of distribution facilities of the Company’s two Japanese operating entities.

The balances, included in accrued liabilities, related to re-engineering charges as of September 27, 2008 and December 29, 2007 were as follows (in millions):

	September 27, 2008	December 29, 2007
Beginning of the year balance	$2.3	$0.6
Provision	6.9	9.0
Cash expenditures:
Severance	(4.9)	(3.5)
Other	(1.3)	(0.2)
Non-cash impairments	(0.8)	(3.6)

End of period balance	$2.2	$2.3

Of the total accrual at September 27, 2008, $0.6 million related to lease payments, less expected sub-lease income, remaining on the vacated BeautiControl North America manufacturing facility. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several markets by the first quarter of 2009.

Note 8: Goodwill and Intangible Assets

The Company does not amortize its tradename intangible assets and goodwill. Instead, the Company tests these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The impairment test for the Company’s tradenames involves comparing the estimated fair value of the assets to their carrying amounts to determine if a write-down to fair value is required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

As of September 29, 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of its beauty businesses acquired in 2005. As a result of this review, the Nutrimetics goodwill and tradename were deemed to be impaired, resulting in a non-cash impairment charge of $11.3 million. During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations and the Company lowered its forecast of future sales and profit below that used to value these tradenames in the Company’s 2007 annual impairment analysis performed as of September 2007. As a result of these factors, the Company performed interim impairment tests of these tradenames. The fair values calculated were determined using a discounted cash flow model. The result of the interim impairment tests was to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in the second quarter of 2008.

Since the acquisition of these businesses, the Company has implemented certain strategies to realize its expectations as of the acquisition date; however, it has taken longer than originally estimated for the benefits of these strategies to be fully realized. The impairment charges recorded reflect the current expectation of future earnings and profits. If, in the future, the estimated fair value of the Company’s tradenames or goodwill were to decline further, it would be necessary to record an additional non-cash impairment charge. The Nutrimetics tradename is included in the Beauty Other segment and the NaturCare tradename is included in the Asia Pacific segment. As of September 2008, the Company completed the annual review of goodwill for all reporting units and tradenames, determining no further write down of these assets was required.

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

Tupperware: Europe Asia Pacific North America	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware ® brand. Europe includes Avroy Shlain ® and Swissgarde ® , which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare ® , a beauty and personal care unit in Japan.

Beauty North America	Primarily cosmetics, skin care and personal care products marketed under the BeautiControl ® brand in the United States, Canada and Puerto Rico and the Fuller Cosmetics ® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brands Nutrimetics ® and Fuller ® , respectively. Both home and beauty products in South America under the brand names Fuller ® , Nuvo ® and Tupperware ® .

Worldwide sales of beauty and personal care products totaled $177.1 million and $175.7 million in the third quarter of 2008 and 2007, respectively, and $554.2 million and $516.8 million for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively.

(in millions)	13 Weeks Ended September 27, 2008	13 Weeks Ended September 29, 2007	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
Net sales:
Tupperware
Europe	$159.2	$138.8	$582.7	$479.3
Asia Pacific	88.3	74.5	244.1	200.5
North America	80.1	71.6	233.8	215.7
Beauty
North America	111.5	109.8	360.2	336.1
Beauty Other	74.0	60.0	219.3	172.9

Total net sales	$513.1	$454.7	$1,640.1	$1,404.5

Segment profit (loss):
Tupperware
Europe (a)	$13.5	$10.2	$81.5	$63.8
Asia Pacific (a)	18.0	13.6	45.1	31.2
North America	6.7	5.0	19.1	14.5
Beauty
North America (a)	14.1	14.3	48.6	48.3
Beauty Other (a),(c)	(2.2)	(0.4)	(8.2)	(7.5)

Total segment profit	50.1	42.7	186.1	150.3

Unallocated expenses	(9.6)	(10.2)	(29.4)	(28.1)
Gain on disposal of assets (b)	2.2	5.6	2.8	10.2
Re-engineering and impairment charges (c)	(1.2)	(3.0)	(6.9)	(6.6)
Impairment of goodwill and intangible assets (c)	—	(11.3)	(9.0)	(11.3)
Interest expense, net	(9.0)	(19.0)	(25.3)	(39.7)

Income before income taxes	$32.5	$4.8	$118.3	$74.8

	September 27, 2008	December 29, 2007
Identifiable Assets:
Tupperware:
Europe	$424.2	$392.2
Asia Pacific	180.5	167.9
North America	176.1	183.4
Beauty:
North America	481.6	476.7
Beauty Other	301.6	312.8
Corporate	418.2	335.7

Total identifiable assets	$1,982.2	$1,868.7

(a)	Charges for amortization of definite-lived intangible assets by segment were as follows:

	13 Weeks Ended September 27, 2008	13 Weeks Ended September 29, 2007	39 Weeks Ended September 27, 2008	39 Weeks Ended September 29, 2007
Tupperware:
Europe	$0.2	$0.2	$0.4	$0.7
Asia Pacific	0.3	0.5	1.1	1.6
Beauty:
North America	1.1	1.5	3.0	4.5
Beauty Other	0.8	1.2	2.6	3.3

Total	$2.4	$3.4	$7.1	$10.1

(b)	Gain on disposal of assets of $2.8 million for the year-to-date period of 2008 reflects $2.2 million in the third quarter for the sale of land held for development near the Company’s Orlando, Florida headquarters (Land Sales) and a $0.6 million gain recorded in the second quarter of 2008 from a final insurance claim settlement related to flood damage in Indonesia. Gain on disposal of assets for the third quarter of 2007 reflects a gain from a Land Sale. The 2007 year-to-date balance also includes a final insurance claim settlement related to a fire at a former manufacturing facility and the sale of excess land in Australia.
(c)	See Note 7 and 8 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

Note 10: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the term loans is a floating LIBOR base rate plus an applicable margin. As of September 27, 2008, the applicable margin was 75 basis points, resulting in an effective interest rate on outstanding term loan borrowings of 3.6 percent, for the Company’s LIBOR-based borrowings. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Under the 2007 Credit Agreement term loan borrowings totaled $563.9 million and $565.0 million as of September 27, 2008 and December 29, 2007, respectively. The Company had $100.0 million in borrowings outstanding on its revolving line of credit under the 2007 Credit Agreement as of September 27, 2008, which had an all inclusive interest rate of 4.3 percent. There were no borrowings outstanding on the revolving line of credit as of December 27, 2007.

At September 27, 2008, the Company had $225.2 million of unused lines of credit, including $98.6 million under the committed, secured $200 million revolving line of credit and $126.6 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. The Company’s credit agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, or make capital investments in its business, this is not currently expected to occur. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the 2007 Credit Agreement. As of September 27, 2008, the Company was in compliance with all of its covenants.

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

The Company uses derivative financial instruments to hedge selected foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income, and is reclassified into earnings as the transactions being hedged are recorded. Consequently, the balance at the end of each reporting period in other accumulated comprehensive income relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. The impact of these foreign currency cash flow hedges included in other accumulated comprehensive income, net of tax, was a net gain of $0.4 million and a net loss of $0.6 million for the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in foreign currency translation adjustments within accumulated other comprehensive income. For the third quarter of 2008 and 2007, the Company recorded, in comprehensive income, net gains associated with its net equity hedges of $10.4 million and net losses of $7.8 million, net of tax, respectively. For the year-to-date periods ended September 27, 2008 and September 29, 2007, the Company recorded losses, net of tax, of $3.3 million and $10.8 million related to these net equity hedges. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of the amount included in accumulated other comprehensive income to the income statement in the next 12 months.

While the Company’s net equity and fair value hedges mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date period ended September 27, 2008, the cash flow impact of these currency hedges was an outflow of $24.8 million.

The U.S. dollar equivalent of the Company’s most significant net open foreign currency hedge positions as of September 27, 2008 were to sell Japanese yen, $20.9 million; Mexican pesos, $22.3 million; Polish zloty, $13.0 million and Philippine pesos, $8.3 million and to buy New Zealand dollars, $8.6 million; Australian dollars, $7.6 million and Indonesian rupiah, $7.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions, and in some cases, based on the exposure being hedged, the offsetting currency is not the U.S. dollar. Based on rates existing at the end of the third quarter of 2008, the Company was in a net payable position of approximately $8.1 million related to its currency hedges. The hedges will be settled at their expiration, which will be in multiple quarters and could have a significant impact on the Company’s cash flow.

The Company’s credit agreement requires it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the credit agreement, which was 75 basis points as of September 27, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of September 27, 2008.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix for 2008, the LIBOR base borrowing rate for an additional $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 75 basis points at September 27, 2008.

During 2008, the Company entered into three forward interest rate agreements that fix for the four quarters of 2009, the LIBOR base borrowing rate for $100 million under the 2007 Credit Agreement. These agreements lock in the LIBOR base rate for these borrowings at the rate then existing for the 3-month borrowing periods starting at the end of the four fiscal quarters beginning December 2008. The Company will pay a fixed rate between 2.3 and 3.4 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of September 27, 2008.

All of the swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of these hedges was a net payable of $10.3 million ($6.6 million net of tax) as of September 27, 2008 and $9.2 million ($5.9 million net of tax) as of December 29, 2007. The net amount is included as a component of accumulated other comprehensive income.

Note 12: Fair Value Measurements

The Company adopted SFAS 157, Fair Value Measurements , (SFAS 157) at the beginning of its 2008 fiscal year. SFAS 157 clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

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

Description of Assets (in millions)	September 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$53.4	$53.4	$—	$—
Foreign currency derivative contracts	19.7	—	19.7	—

Total	$73.1	$53.4	$19.7	$—

Description of Liabilities (in millions)	September 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$10.3	$—	$10.3	$—
Foreign currency derivative contracts	27.8	—	27.8	$—

Total	$38.1	$—	$38.1	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of September 27, 2008 the Company held several foreign currency forward contracts to hedge various currencies which had a net fair value of negative $8.1 million based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as previously discussed in Note 11 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and changes resulting from ineffectiveness are recorded in current earnings.

Included in the Company’s cash equivalents balance as of September 27, 2008 was $53.4 million in money market funds which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS 159 was effective in the first quarter of fiscal 2008. The Company has elected to not apply the fair value option to any of its financial instruments.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Fair Value Measurements, (FSP FAS 157-3), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 27, 2008 and September 29, 2007 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$2.0	$2.1	$—	$—	$5.9	$6.2	$0.1	$—
Interest cost	2.5	2.4	0.7	0.6	7.5	7.0	2.1	1.9
Expected return on plan assets	(1.7)	(1.7)	—	—	(5.1)	(4.8)	—	—
Net amortization	0.5	0.5	0.1	—	1.8	1.5	0.2	0.1

Net periodic benefit cost	$3.3	$3.3	$0.8	$0.6	$10.1	$9.9	$2.4	$2.0

During the year-to-date period of 2008 and 2007, approximately $2.0 million and $1.5 million were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above.

As a result of declines in the fair value of pension plan assets during 2008, it is possible that the future pension plan contributions will be significantly greater than projected 2008 contributions.

Note 14: Product Warranty

Tupperware ® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 15: Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48) and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 , (FSP FIN 48-1). As of September 27, 2008 and December 29, 2007, the Company’s gross unrecognized tax benefit was $42.0 million and $41.1 million, respectively. The Company estimates that approximately $41.0 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.2 million and $8.9 million as of September 27, 2008 and December 29, 2007, respectively.

The Company operates globally and files income tax returns in the United States and multiple state and foreign jurisdictions. The Company regularly evaluates the current and prior tax positions that may be challenged by local authorities and adjusts the accrual for uncertain tax positions. In the current quarter the accrual for uncertain tax positions has increased for the positions being taken in the various tax filings. This increase is offset in part by the items noted below. In the first quarter of 2008, the Company reduced its liability by $1.7 million related to a competent authority resolution between the United States and Korea. The impact and payment was finalized in the third quarter of 2008. In the second quarter of 2008, the company settled a tax audit in Greece for $2.5 million resulting in a reduction of total gross unrecognized tax benefits of $1.7 million and accrued interest and penalties of $0.8 million. In the third quarter the company reduced its liability by $2.5 million due to the expiration of statutes of limitation and other settlements in various jurisdictions. For the uncertain tax positions balance as of September 27, 2008, the Company is generally not able to reliably estimate the timing or ultimate settlement amount. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within the next 12 months related to audits in various jurisdictions that may conclude during that period. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The provision for income taxes in the third quarter of 2008 was $5.0 million versus a $2.1 million tax benefit in the third quarter of 2007. The effective tax rate for the third quarter of 2008 was 15.4 percent compared with a negative 43.8 percent rate in 2007. The 2007 benefit resulted from changes in estimated federal tax liabilities, a favorable settlement of a state tax liability and tax law changes in various jurisdictions. The effective rate for the year-to-date period of 2008 was 19.2 percent compared with 17.2 percent for the comparable 2007 period. The increase was primarily due to an increase in income subject to higher tax rates. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates and the discrete items impacting the accrual for uncertain tax positions, noted above.

Note 16: Non-Cash Activities

In the first three quarters of 2008 and 2007, employees of the Company settled outstanding loans by returning Company stock worth $0.1 million and $0.7 million, respectively, that was acquired with the proceeds of those loans. Additionally, during the first three quarters of 2008 and 2007, the Company acquired $3.6 million and $12.8 million of property, plant and equipment through a capital lease arrangement.

Note 17: Commitments and Contingencies

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of September 27, 2008, the Company included in receivables $2.8 million in costs that represents the book value of the destroyed inventory, property, plant and equipment and costs to be recovered through the insurance claim, which is net of $17.5 million in proceeds from its insurance companies received through that date. The Company expects to receive additional proceeds in the fourth quarter of 2008, and believes these proceeds will bring the total amount received under the claim substantially above the costs incurred or expected to be incurred such that a significant gain would be recorded at such time; however, as of September 27, 2008, the gain contingency has not yet been resolved and as such, no amounts have been recorded to date in the Consolidated Statements of Income.

Note 18: New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (Revised 2007) (SFAS 141R), Business Combinations . This statement will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS 141R to have a material impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 . SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently expect the adoption of SFAS 160 to have a material impact on its Consolidated Financial Statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 . SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company is assessing the potential impact that the adoption of SFAS 161 may have on its Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3 , Determination of the Useful Life of Intangible Assets , (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 , Goodwill and Other Intangible Assets . FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of FSP 142-3 to have a material impact on its Consolidated Financial Statement.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities , (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits Under Lease Arrangements, (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not currently expect the adoption of EITF 08-3 to have a material impact on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 39 weeks ended September 27, 2008 compared with the 13 and 39 weeks ended September 29, 2007 and changes in financial condition during the 39 weeks ended September 27, 2008.

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

Overview

	13 weeks ended				Change excluding the impact	Foreign
Dollars in millions, except per share amounts	September 27, 2008	September 29, 2007	Change		of foreign exchange	exchange impact
Net sales	$513.1	$454.7	13%		8%	$19.8
Gross margin	63.7%	64.6%	(0.9	)pp	na	na
DS&A as percent of sales	55.5%	57.4%	(1.9	)pp	na	na
Operating income	$43.2	$24.2	78%		66%	$1.7
Net income	27.5	6.9	+		+	1.5
Net income per diluted share	0.44	0.11	+		+	0.02

	39 weeks ended				Change excluding the impact	Foreign
Dollars in millions, except per share amounts	September 27, 2008	September 29, 2007	Change		of foreign exchange	exchange impact
Net sales	$1,640.1	$1,404.5	17%		9%	$96.4
Gross margin	64.6%	65.1%	(0.5	)pp	na	na
DS&A as percent of sales	54.8%	56.3%	(1.5	)pp	na	na
Operating income	$147.4	$116.4	27%		15%	$12.0
Net income	95.6	62.0	54%		34%	9.6
Net income per diluted share	1.51	0.99	53%		32%	0.15

+	increase greater than 100 percent

Local currency sales increased 8 percent in the third quarter of 2008 compared to the same period of 2007. The increase in net local currency sales reflected increases in all of the Company’s segments, with the exception of Beauty North America. The increase in operating and net income primarily reflected substantial improvements in all of the Tupperware segments, partially offset by declines in the two beauty segments. In addition to the improved overall results, the Company was positively impacted by lower net interest expense this quarter, resulting from a non-cash write off of previously deferred debt costs and costs associated with the termination of certain floating-to-fixed interest rate swaps related to the credit agreement signed in September 2007, and an $11.3 million impairment charge of goodwill and intangible assets which did not recur. Also contributing to the increase in net income this quarter was lower unallocated costs due to the impact of a decline in the Company’s stock price on a long term management incentive plan. These improvements were partially offset by lower gains recognized on the disposal of assets and a provision for income tax expense this year versus a benefit last year.

For the year-to-date period of 2008, local currency sales increased 9 percent compared to 2007, due to improvements in all of the Company’s segments. On a local currency basis, the segments’ increases ranged from 4 to 16 percent, led by strong improvements in Europe, Asia Pacific and Beauty Other and modest growth in both the Tupperware and Beauty businesses in North America. Operating and net income also increased for the year-to-date period compared with last year due to improvements in all of the Company’s segments and lower interest expense, partially offset by lower gains recognized on the disposal of assets and slightly higher unallocated corporate expenses.

The Company’s balance sheet shows an increase of $27.8 million in working capital as compared with the end of 2007, after an increase of $104.2 million in short term borrowings. The Company closed the third quarter of 2008 with a debt to total capital ratio of 55 percent as compared with 53 percent at the end of 2007 and 58 percent at the end of 2007’s third quarter. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities was $7.3 million for the year-to-date period of 2008 compared with $50.2 for the same period of 2007. The most significant differences between years were the payment in 2008 of $19.0 million of non-income tax payables accrued in Mexico at the end of 2007, together with approximately $10.5 million of such amounts paid this year; $24.8 million in payments made this year to settle foreign currency hedge contracts versus a small outflow last year; and a larger increase in inventory this year. These items more than offset a $33.6 million increase in net income.

Net Sales

Local currency sales in the third quarter of 2008 grew 8 percent compared to the same period of 2007. The improvement this quarter was led by substantial growth in the Beauty Other segment, driven by the Company’s Central and South American businesses, most notably Venezuela, Brazil, and Argentina, partially offset by lower sales in some of the other businesses in that segment. Asia Pacific showed strong growth in local currency sales in the third quarter of 2008 compared with last year, led primarily by the emerging markets of China, Indonesia and Malaysia/Singapore, as well as modest growth in the established market of Australia, partially offset by double digit declines in the two Japanese businesses. Europe also showed a good improvement in sales in the third quarter, led mainly by the emerging markets of Russia, Turkey and Tupperware South Africa. Certain established markets in Europe also contributed to the improvement this quarter with strong growth in France and a significant improvement Greece. Local currency sales in Tupperware North America showed a strong increase in the third quarter mainly due to sales growth in the core business of Tupperware Mexico and an increase in business-to-business sales. The improvements noted in the above segments were partially offset by a slight decline in local currency sales in Beauty North America this quarter due primarily to a double digit decrease in sales in BeautiControl as a result of lower recruiting and a less productive sales force partially offset by a small increase in sales in Fuller Mexico resulting from a larger sales force.

As previously noted, emerging markets had a significant impact on the third quarter results as compared with 2007. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 56 percent and 50 percent of the Company sales in the third quarters of 2008 and 2007, respectively. Total sales for the emerging markets increased $59.0 million, or 26 percent in the third quarter of 2008, compared with the same period of 2007. Of this increase, $9.3 million was from the impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency on the increase in sales, the growth in sales for these markets was 21 percent compared with prior year. Businesses in established market economies had 2008 sales even with 2007, although sales were down 5 percent excluding the benefit of stronger foreign currencies on the comparison.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with sales growth in all the segments, led by the emerging markets. On a year-to-date basis, emerging markets accounted for 51 percent and 48 percent of the total Company sales for 2008 and 2007, respectively. Total sales in the emerging markets increased $171.3 million, or 26 percent for the year-to-date period of 2008 compared with 2007. Of this increase, $33.1 million was from the impact of changes in foreign currency exchange rates. Excluding the impact of foreign currency on the increase in sales, the growth in sales for these markets was 20 percent. Although third quarter 2008 sales in Beauty North America were down in local currency compared with the same period of 2007, on a year-to-date basis, sales were up in the segment resulting from strong improvements generated in Fuller Mexico in the first half of the year.

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

The Company recorded $1.2 million and $6.9 million in re-engineering charges during the third quarter and year-to-date period of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost was an impairment charge related to software the Company no longer expects to utilize in the South African beauty business. In addition, the Company recorded $1.8 million to write off inventory of the South America region of the Beauty Other segment in connection with a decision to streamline the product line offered. This charge is included in the cost of products sold line item in the Consolidated Statement of Income.

In the last quarter of 2008, the Company expects to incur approximately $2.6 million of costs mainly related to small scale headcount reductions in several of its operations.

During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations and the Company lowered its forecast of future sales and profit below that used to value these tradenames in the Company’s 2007 annual impairment analysis performed as of September 2007. As a result of these factors, the Company performed interim impairment tests of these tradenames. The fair values calculated were determined using a discounted cash flow model. The result of the interim impairment tests was to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in the second quarter of 2008. As of September 29, 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of its beauty businesses acquired in 2005. As a result of this review, the Nutrimetics goodwill and tradename were deemed to be impaired, resulting in a non-cash impairment charge of $11.3 million. Refer to Note 8 to the Consolidated Financial Statements for a discussion of the impairment of goodwill and intangible assets.

Gross Margin

Gross margin as a percentage of sales was 63.7 percent in the third quarter of 2008 and 64.6 percent in the same period of 2007. For the year-to-date periods, gross margin as a percentage of sales was 64.6 percent in 2008 compared with 65.1 percent in 2007. The slight decline was primarily the result of higher freight costs and higher provision for inventory obsolescence. As previously noted, in the third quarter of 2008, the Company recorded $1.8 million to write off inventory in connection with a decision to streamline the product line offered in Latin America. Also impacting the quarterly margin was higher business-to-business sales which yielded a lower margin. The year-to-date decline in the gross margin percentage was mainly due to higher freight and provision for inventory obsolescence.

Specific segment impacts are discussed in the segment results section.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 55.5 percent for the third quarter of 2008, compared with 57.4 percent in 2007. For the year-to-date periods, DS&A as a percentage of sales was 54.8 percent for 2008 compared with 56.3 percent in 2007. A component of this decrease was from less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $2.4 million in the third quarter of 2008 as compared with $3.4 million in the same period of 2007. For the full year of 2008, the amortization is expected to be approximately $9.3 million versus $13.6 million in 2007. In addition to the decrease in amortization expense, the Company also had a decrease in the provision for doubtful accounts compared to the same period last year, improvements in cost management, leverage of fixed costs and lower costs associated with an incentive accrual that is remeasured at each reporting period based on the Company’s stock price. These declines were partially offset by higher distribution costs primarily due to higher fuel costs in 2008.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was $9.0 million for the third quarter of 2008 compared with $19.0 million for the same period of 2007. For the year-to-date period of 2008 net interest expense was $25.3 million compared with $39.7 million for the same period of 2007. In the third quarter of 2007, the Company entered into a new credit agreement replacing the existing credit agreement, which triggered the non-cash write off of previously deferred debt costs of $6.1 million. Also as a result of terminating the previous credit agreement, the Company settled certain floating-to-fixed interest rate swaps that were hedging these borrowings, resulting in a termination payment of $3.5 million. In addition to this, the Company overall experienced lower interest expense due to the benefit of a lower contractual interest rate spread under the Company’s main credit agreement entered into in September 2007 compared with the spread under the Company’s prior credit agreement. The margin spread on the 2007 Credit Agreement has been about 50 to 75 basis points lower this year compared with the same period last year. This was offset by an increase in borrowings in the third quarter of 2008.

Tax Rate

The provision for income taxes in the third quarter of 2008 was $5.0 million versus a $2.1 million tax benefit in the third quarter of 2007. The effective tax rate for the third quarter was 15.4 percent compared with a 43.8 percent benefit in 2007. The 2007 benefit resulted from changes in estimated federal tax liabilities, a favorable settlement of a state tax liability and tax law changes in various jurisdictions.

The effective rate for the year-to-date period of 2008 was 19.2 percent compared with 17.2 percent for the comparable 2007 period. The increase was primarily due to an increase in income subject to higher tax rates. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates and the discrete items impacting the accrual for uncertain tax positions.

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

Net Income

The increase in net income for the 2008 third quarter was largely due to a substantial growth in profit in the Asia Pacific, Europe and Tupperware North America segments partially offset by a decline in Beauty Other. Beauty North America’s profit was about even with the prior year’s quarter. The Company was also impacted this quarter by a decrease in net interest expense due to the $9.6 million in previously deferred debt and interest rate swap costs that were written off in the third quarter of 2007 as well as a positive impact from stronger foreign currencies compared to the same period of 2007. In addition, in the third quarter of 2007, the Company recorded an $11.3 million impairment of goodwill and intangible assets that did not recur in the third quarter of 2008. These improvements were partially offset by lower gains on the sale of assets recorded in 2008 compared with 2007. In the third quarter of 2007, the Company recognized $5.6 million in gains on the sale of land held for development near the Company’s Orlando, Florida headquarters, whereas in the third quarter of 2008 only $2.2 million was recognized. Finally, the Company recorded income tax expense in 2008 compared with a benefit from income taxes in 2007 as previously noted.

Similar to the quarter, the increase in net income for the year-to-date period was the result of strong performance in Asia Pacific, Europe and Tupperware North America, partially offset by a higher loss in Beauty Other, while Beauty North America’s profit was about even for the year-to-date period. In addition to the specific items previously noted for the quarter, net income for the 2007 year-to-date period was also impacted by the settlement of an insurance claim related to the Company’s former manufacturing facility in Halls, Tennessee, resulting in a $2.5 million increase to net income and a $2.1 million gain the on sale of excess land in Australia

International operations in the third quarter generated 85 percent and 83 percent of sales respectively in 2008 and 2007 and accounted for 93 percent of net segment profit. For the year-to-date periods, international operations generated 86 percent and 84 percent of sales and 94 percent and 91 percent of net segment profit in 2008 and 2007, respectively.

The Company generated 35 percent of its third quarter 2008 sales from the sales of beauty products, as compared with 39 percent in the third quarter 2007. For the year-to-date period of 2008, the Company generated 34 percent of its sales from the sale of beauty products compared with 37 percent for the same period of 2007.

Segment Results

Europe

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Third Quarter
Net sales	$159.2	$138.8	15%		8%	$8.1	31	31
Segment profit	13.5	10.2	32		34	(0.1)	27	24

Segment profit as percentage of sales	8.5%	7.3%	1.2	pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$582.7	$479.3	22%		10%	$50.7	36	34
Segment profit	81.5	63.8	28		17	5.9	44	43

Segment profit as percentage of sales	14.0%	13.3%	0.7	pp	na	na	na	na

Local currency sales in the third quarter of 2008 were 8 percent higher compared with the same period of 2007. The increase was mainly due to the continued success in the emerging markets driven primarily by Russia, Tupperware South Africa and Turkey. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $67.0 million and $50.7 million or 42 percent and 37 percent of net sales in this segment for the third quarter of 2008 and 2007, respectively. Of the $16.3 million emerging markets increase, $0.7 million was from the impact of changes in foreign currency exchange rates. The overall improvement in sales in these markets was due to continued growth in the sales force, achieved through further geographic expansion, recruiting of new sellers, success in generating productivity by the sales forces and well received promotional programs.

For the third quarter of 2008, established markets showed an increase in sales during the period compared with 2007, however this was mainly due to the impact of foreign currency. On a local currency basis, sales in the Company’s established markets decreased compared to the 2007 comparable period, mainly in Germany and the Nordics. The decrease in Germany was mainly due to the timing of shipments in the third quarter, while the sales force size was slightly higher than at the same time last year at the end of the quarter. The decrease in local currency sales in the Nordics this quarter was the result of a lower active sales force due to lower recruiting results. Among the established markets, Greece and France improved from positive promotional and recruiting programs. At the end of the third quarter the sales force size advantage for the whole segment was 15 percent, which was in line with the year-over-year advantage at the end of the second quarter of 2008.

For the year-to-date period, local currency sales in the segment increased 10 percent compared with the same period of 2007. Similar to the quarter, the increase in sales was due to the success of the emerging markets driven primarily by Russia, Tupperware South Africa and Turkey. On a year-to-date basis, sales in the emerging markets accounted for $203.5 million and $150.1 million or 35 and 31 percent of net sales in this segment. For the year-to-date period, local currency sales in the established markets increased slightly compared to the same period of 2007. This increase was mainly from France, where there was a larger sales force and better productivity and Greece due to successful recruiting and promotional programs leading to the sale of more higher price point items, as well as higher business-to-business sales. Sales in Germany were even with the prior year-to-date period in local currency. The Company continues to implement strategies in Germany to increase the size and productivity of its sales force including its new product programs, training programs, specific promotions focused on recruiting and retention and emphasis on the earnings opportunity for its sales force.

Segment profit increased $3.3 million during the third quarter of 2008 compared with the same period of 2007, reflecting a slightly more than one point improvement in profit as a percentage of sales. The higher profit, in addition to reflecting the gross margin associated with improved sales volume, also reflected more efficient promotional spending, lower administrative expenses and a decrease in the provision for bad debts. The items leading to the year-to-date segment profit variances largely mirrored those of the quarter.

The euro was the main currency that led to the positive foreign currency comparison on third quarter sales and the sales and profit comparisons for the year-to-date period.

Asia Pacific

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Third Quarter
Net sales	$88.3	$74.5	18%		15%	$2.2	17	16
Segment profit	18.0	13.6	32		29	0.3	36	32

Segment profit as percentage of sales	20.4%	18.3%	2.1	pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$244.1	$200.5	22%		14%	$14.2	15	14
Segment profit	45.1	31.2	45		36	2.1	24	21

Segment profit as percentage of sales	18.5%	15.6%	2.9	pp	na	na	na	na

Asia Pacific had a strong third quarter with a 15 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets accounted for $50.9 million and $36.4 million or 58 and 49 percent of the sales in this segment for the third quarter of 2008 and 2007, respectively. Of the $14.5 million emerging market sales increase, $0.1 million was from the impact of changes in foreign currency exchange rates. The significant increase in the emerging markets was primarily in China, Indonesia, India and Malaysia/Singapore. China, the largest of these markets, had a significant increase from a higher number of outlets in operation, an increase in outlet productivity and successful promotional strategies which targeted high ticket items. The higher productivity reflected more outlet sites in commercial versus residential areas and more sales people in many of the outlets. Substantial sales growth in Malaysia/Singapore, Indonesia and India was the result of successful promotional activities, attractive consumer offers and strong recruiting. In the segment’s established markets, Australia showed a modest increase in local currency sales for the third quarter compared to the same period of 2007, attributable to a higher active sales force. This was offset by a decline in the Company’s Japanese businesses resulting from lower average active sales forces and declines in productivity.

Total segment profit increased by $4.4 million in the third quarter of 2008 compared with the same period of 2007. The majority of this increase was in the emerging markets reflecting the higher sales volume, as well as more efficient promotional spending and improved margins from a favorable mix of products. This was offset by an increase in marketing expense in these markets for several brand building initiatives undertaken this year. In the established markets, Australia’s segment profit was even with last year despite the modest increase in sales due to higher marketing and distribution costs. Offsetting these improvements was a decrease in segment profit in the Company’s Japanese businesses due to the lower sales and costs associated with a product quality issue.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar and Japanese yen were the main currencies that led to the positive impact on the sales comparison for the year to date periods of 2008 versus 2007. The impact of foreign currencies on the third quarter was minimal.

Tupperware North America

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Third Quarter
Net sales	$80.1	$71.6	12%		9%	$1.8	16	16
Segment profit	6.7	5.0	33		27	0.3	13	12

Segment profit as percentage of sales	8.4%	7.0%	1.4	pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$233.8	$215.7	8%		6%	$5.1	14	16
Segment profit	19.1	14.5	31		27	0.6	10	10

Segment profit as percentage of sales	8.2%	6.7%	1.5	pp	na	na	na	na

Tupperware North America’s local currency sales increased 9 percent in the third quarter of 2008 compared to the same period of 2007. The increase was mainly from Tupperware Mexico, due in part to a higher sales force, while sales in the United States and Canada were slightly higher compared with the same period of 2007. Successful recruiting activity this quarter led to a 15 percent increase in the segment’s total sales force size compared with the prior year; however, due to the current economic situation, the sales force was less productive. Also contributing to the increase in sales was a $3.3 million increase in business-to-business sales in Mexico for the third quarter of 2008. Although the segment was positively impacted by an increase in business-to-business sales during the quarter, on a year-to-date basis, these sales are lower by $0.6 million compared to the same period of 2007. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will interact with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

Segment profit increased $1.7 million in the third quarter of 2008 compared to the same period of 2007. The increase was mainly driven by a higher gross margin percentage and a decrease in promotional expenses in the United States and Canadian businesses. Lower promotional expenses resulted from less sales force members qualifying for events and lower commissions earned as fewer individuals met sales targets. Tupperware Mexico also contributed to the overall increase in segment profit, however, had a slight decline in profit as a percentage of sales due to a lower than average gross margin for business-to-business sales and an increase in distribution costs from higher fuel costs.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

Beauty North America

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Third Quarter
Net sales	$111.5	$109.8	1%		(3)%	$4.6	22	24
Segment profit	14.1	14.3	(1)		(7)	0.9	28	33

Segment profit as percentage of sales	12.6%	13.0%	(0.4	)pp	na	na	na	na

Dollars in millions	2008	2007	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2008	2007
Year-to-Date
Net sales	$360.2	$336.1	7%		4%	$10.8	22	24
Segment profit	48.6	48.3	1		(4)	2.3	26	32

Segment profit as percentage of sales	13.5%	14.4%	(0.9	)pp	na	na	na	na

Beauty North America had a 3 percent decrease in local currency sales in the third quarter of 2008 compared to the same period of 2007. The main source of this decrease was a double-digit decrease in sales in BeautiControl North America resulting from lower recruiting and a less productive sales force compared to 2007, reflecting the current state of the economy in this market. In response to this impact, the business adjusted down its price of entry for its sales force in the month of October and has achieved higher recruiting than October 2007. The decrease in sales in BeautiControl North America was partially offset by a slight increase in Fuller Mexico. For the year-to-date period of 2008, the segment showed a modest increase in local currency sales compared with the same period of 2007. This was due to strong growth in sales in Fuller Mexico earlier in the year in line with success in maintaining and activating a higher sales force.

Segment profit was lower in local currency for the quarter and year-to-date periods of 2008 compared with the same periods of 2007. The decrease in segment profit was due to lower sales for the quarter and year-to-date periods of 2008 at BeautiControl North America along with higher transportation costs. The segment was also negatively impacted by start up costs that were incurred during 2008 relating to a single-level campaign merchandising beauty business, similar to Fuller Mexico, aimed at Hispanics in the United States. These items were partially offset by an increase in segment profit in Fuller Mexico and lower amortization of definite-lived intangible assets acquired in the 2005 acquisition of the direct selling businesses of Sara Lee Corporation. Fuller Mexico had an improvement in segment profit about in line with its sales increase, reflecting a lower gross margin percentage from an unfavorable product mix and higher material costs, mostly offset by lower operating expenses as a percentage of sales.

Beauty Other

Dollars in millions	2008	2007	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2008	2007
Third Quarter
Net sales	$74.0	$60.0	23%	17%	$3.1	14	13
Segment loss	(2.2)	(0.4)	+	+	—	na	na

Segment profit as percentage of sales	na	na	na	na	na	na	na

Dollars in millions	2008	2007	Change	Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
						2008	2007
Year-to-Date
Net sales	$219.3	$172.9	27%	16%	$15.6	13	12
Segment loss	(8.2)	(7.5)	9	2	(0.5)	na	na

Segment profit as percentage of sales	na	na	na	na	na	na	na

+	increase greater than 100 percent

Local currency sales for this segment increased 17 percent in the third quarter of 2008 compared with the same period of 2007. The increase was mainly driven by significant improvement in the Central and South American businesses of Tupperware Brazil and Venezuela reflecting strong growth in both their total and active sales forces due to an improvement in retention, strong productivity and higher sales prices. Also contributing to the increase in sales for this segment was Fuller Argentina resulting from an increase in total sales force and a higher average order size. There was a partial offset from a decline in the Nutrimetics businesses, driven by the businesses in Europe and Malaysia.

The segment loss was higher in the third quarter of 2008 compared to the same period of 2007, mainly reflecting a write off of inventory due to the Company’s moving towards a more focused product line in Latin America. Also contributing to the increased loss were higher operating costs in Fuller Brazil, Fuller Argentina and the Nutrimetics businesses. The increase in segment loss was partially offset by improved results in Central and South America due to the higher sales volume and lower amortization of definite-lived intangible assets acquired.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar and Philippine peso were the main currencies that led to the positive impact on the sales comparison for the quarter and year-to-date periods of 2008 versus 2007.

Financial Condition

Liquidity and Capital Resources Working capital increased as of the end of September 2008 compared with the end of 2007 by $27.8 million to $277.0 million. The increase in working capital compared to the end of 2007 was due mainly to increases in both accounts receivable and inventory levels due to higher sales. Also contributing to the fluctuation in working capital was a decrease in accrued liabilities due to payments made in the first quarter relating to the Company’s incentive programs and a $19.0 million payment related to value added taxes in Mexico. Also contributing to the increase in working capital was a lower net hedge payable balance at the end of the third quarter. This was offset by an increase in short term borrowings of $104.2 million compared to the end of 2007. The Company typically pays down, to the extent possible, borrowings under its revolving facility at the end of each quarter; however, due to the uncertainty in the credit market, this was not done at the end of the third quarter of 2008. Approximately $55.0 million of cash was available to pay down revolver borrowings as of September 2008. There were no revolver borrowings outstanding at the end of 2007.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of September 27, 2008, the Company included in receivables $2.8 million in costs that represents the book value of the destroyed inventory, property, plant and equipment and costs to be recovered through the insurance claim, which was net of $17.5 million in proceeds from its insurance companies received through that date. The Company expects to receive additional proceeds in the fourth quarter of 2008, and believes these proceeds will bring the total amount received under the claim substantially above the costs incurred or expected to be incurred such that a significant gain would be recorded at such time; however, as of September 27, 2008, the gain contingency has not yet been resolved, and as such, no amounts have been recorded to date in the Consolidated Statements of Income.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its cash and cash equivalents balance that is available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. The Company has not experienced any limitations on its ability to access this facility.

As of September 27, 2008, the Company had $98.6 million available under its $200 million secured revolving facility, which is part of its main credit agreement. In addition to its committed revolving facility, the Company had $126.6 million available under other uncommitted lines of credit as of September 27, 2008. The Company satisfies most of its short-term financing needs utilizing its revolving facility. The Company’s main credit agreement, which also covers it main term loans, contains customary covenants, which are restrictive and could inhibit the Company’s ability to borrow, pay dividends, or make capital investments in its business. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the 2007 Credit Agreement. As of September 27, 2008, the Company was in compliance with all of its covenants. The level of pre-tax earnings is a significant factor in the Company’s ability to meet its financial covenants. In 2008 through September, 94 percent of the Company’s segment profit was earned outside the United States. Foreign exchange rates as of the end of October 2008 were significantly below the average rates for the first nine months of 2008. If these rates were to continue through the first three quarters of 2009, the negative impact on pre-tax profit versus 2008 actual for the nine months period would be approximately $37 million.

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

Included in the cash balance of $146.4 million reported at September 27, 2008 was $16.7 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company cannot immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company has applied to convert at the official exchange rate and transfer the bolivar equivalent of approximately $10.6 million at that date. The Company believes it could immediately convert the bolivars into U.S. dollars, but it would only currently be able to do so at an exchange rate that would be about 60 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statements of Income.

The debt to total capital ratio at the end of the third quarter of 2008 was 55 percent as compared with 53 percent at the end of 2007 and 58 percent at the end of 2007’s third quarter. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The increase in the debt to total capital ratio compared with the end of 2007 was due to an increase in the Company’s outstanding borrowings under the 2007 credit facility at the end of the third quarter of 2008, partially offset by an increase in equity compared to the end of 2007 largely from earnings in 2008 and the exercise of stock options, reduced by dividends paid and shares repurchased during the year.

Operating Activities Net cash provided by operating activities for the year-to-date period of 2008 was $7.3 million compared with $50.2 million in the comparable 2007 period. This decline reflects a $19.0 million payment related to non-income tax payables due in Mexico as of the end of 2007, and the payment of approximately $10.5 million of such amounts on a more normal schedule in the year-to-date period of 2008 and $24.8 million in payments made in the year-to-date period of 2008 to settle foreign currency hedge contracts versus a small outflow from such contracts in the 2007 period. This was offset by an increase in net income for year-to-date period of 2008 compared with the same period of 2007.

Investing Activities During the year-to-date periods of 2008 and 2007, the Company spent $38.2 million and $31.2 million, respectively, for capital expenditures. The most significant type of spending in both years was for molds for new products. The proceeds from disposal of property, plant and equipment, in both periods, were primarily from the sale of excess property for development around the Company’s Orlando, Florida headquarters and automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. In the year-to-date period of 2008, the Company received insurance proceeds related to the 2007 fire at the Company’s facility in South Carolina and from flood damage in Indonesia. Insurance proceeds received during the comparable 2007 period mainly related to the Company’s former manufacturing facility in Halls.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and proceeds from the whole program from 2002 forward are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the current credit crisis and as a result the program will likely continue for a number of years. The Company also has a contract to sell certain excess assets in Australia which is expected to close in the fourth quarter of 2008 with expected proceeds of $4.2 million. The Company’s credit agreement requires it to remit certain proceeds received for the disposition of excess property to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $40.7 million and $40.3 million in the year-to-date periods of 2008 and 2007, respectively. Proceeds received from the exercise of stock options were $19.8 million and $36.7 million in the year-to-date periods of 2008 and 2007, respectively. The corresponding shares were issued out of the Company’s balance held in treasury. The Company had net proceeds from borrowings of $98.7 million, after repayments of $2.2 million during the year-to-date period of 2008, due to the fact that the Company decided not to use available cash to pay down the revolver at the end of the 2008 third quarter as it normally would have and reflecting the decrease in cash flow from operating activities which necessitated an increase in borrowings from the Company’s revolving facility. On September 28, 2007 the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans, replacing the Company’s then existing credit agreement resulting in the pay down and corresponding borrowing proceeds for the year-to-date period of 2007.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. When the Board of Directors originally approved this share repurchase program, the Company intended to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2008, the program was changed to also include repurchases with a portion of cash generated by the business going forward. During the year-to-date period of 2008 the Company repurchased, using proceeds from option exercises only, 0.6 million shares at an aggregate cost of $22.7 million, of which 0.4 million shares ($15.4 million) was purchased in the third quarter. Since inception of the program in May 2007, the Company has repurchased 2.0 million shares at an aggregate cost of $64.3 million.

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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar, and each other, and the large number of currencies involved. The Company’s most significant exposures are to the euro and the Mexican peso, however the Company also has foreign exchange exposure in the South American, Asian, Australian, Russian and South African currencies, among others.

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

While the Company’s net equity and fair value hedges mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date period ended September 27, 2008, the cash flow impact of these currency hedges was an outflow of $24.8 million.

The U.S. dollar equivalent of the Company’s most significant net open foreign currency hedge positions as of September 27, 2008 were to sell Japanese yen, $20.9 million; Mexican pesos, $22.3 million; Polish zloty, $13.0 million and Philippine pesos, $8.3 million and to buy New Zealand dollars, $8.6 million; Australian dollars, $7.6 million and Indonesian rupiah, $7.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions, and in some cases, based on the exposure being hedged, the offsetting currency is not the U.S. dollar. Based on rates existing at the end of the third quarter of 2008, the Company was in a net payable position of approximately $8.1 million related to its currency hedges. The hedges will be settled at their expiration, which will be in multiple future quarters, and could have a significant impact on the Company’s cash flow.

The Company’s credit agreement requires it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the credit agreement, which was 75 basis points as of September 27, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of September 27, 2008.

On November 8, 2007, the Company entered into four forward interest rate agreements that fix for 2008, the LIBOR base borrowing rate for an additional $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. The Company will incur this rate on the $200 million of borrowings plus the spread under the 2007 Credit Agreement, which was 75 basis points at September 27, 2008.

During 2008, the Company entered into three forward interest rate agreements that fix for the four quarters of 2009, the LIBOR base borrowing rate for $100 million under the 2007 Credit Agreement. These agreements lock in the LIBOR base rate for these borrowings at the forward rate then existing for the 3-month borrowing periods starting at the end of the four fiscal quarters beginning at the end of December 2008. The Company will pay a fixed rate between 2.3 and 3.4 percent plus the spread under the 2007 Credit Agreement, which was 75 basis points as of September 27, 2008.

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

The Company is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the determination of fair value for the Company’s foreign currency forward exchange contracts and interest rate swaps. The Company continues to closely monitor its counterparties and will take action, as appropriate and possible, to further manage its counterparty credit risk.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware ® products and the Company currently estimates that it will utilize approximately $135 million of resins in its production of Tupperware ® products during 2008. The Company uses many different kinds of resins in its products. About 60 percent of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining 40 percent of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $14 million compared with the prior year. For the year-to-date period of 2008, the Company estimates its cost of sales was adversely impacted by $5.2 million due to resin cost changes impacting the Tupperware ® products it produced, as compared with the same period in 2007, and it expects the full year impact to be $9 to $10 million. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

The Company has implemented certain strategies in these businesses to realize the projections set out as of the acquisition date; however, it has taken longer than originally expected for the strategies to fully pay off. The impairment charge recorded reflects the current expectation of future earnings and profits. If, in the future, the estimated fair value of the Company’s tradenames or goodwill were to decline further, it would be necessary to record an additional non-cash impairment charge or charges. The Nutrimetics tradename is included in the Beauty Other segment and the NaturCare tradename is included in the Asia Pacific segment. The Company also evaluated the goodwill for these reporting units, noting no impairment writedown was required as of September 27, 2008. Future impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairment charges arising from July 1, 2007 forward are excluded from the calculation of compliance with this covenant.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program was negatively impacted in 2008 and 2007 due the credit crisis in the United States which is expected to delay the completion of the program.

The Company sponsors defined benefit pension plans for certain employees. For the year-to-date period of 2008, actual returns for the assets in these defined benefit pension plans were below the expected rate of return due to adverse conditions in the equity and debt markets. Continued actual returns below the expected rate of return will increase the amount and accelerate the timing of the Company’s future contributions to these plans.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission (SEC), press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

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

•

other risks discussed in Item 1A, Risk Factors , of the Company’s 2007 Annual Report on Form 10-K as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

The Company does not intend to regularly update forward-looking information other than in its most recent quarterly earnings release or in between such release in the event that it expects diluted earnings per share for the current quarter excluding adjustment items, as outlined in its quarterly earnings release, to be significantly below its previous guidance.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
06/29/08-08/02/08	90,000	$38.95	90,000	$97,590,223
08/03/08-08/30/08	236,095	38.31	236,095	88,546,288
08/31/08-09/27/08	87,500	33.15	87,500	85,645,942

	413,595	$37.35	413,595	$85,645,942

(a)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. Through the end of the third quarter of 2008, this program was to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. In October 2008, the program was accelerated to also include repurchases with a portion of cash generated by the business going forward. The Company purchased, using option proceeds, 0.4 million shares for an aggregate costs of $15.4 million during the third quarter of 2008.

Item 6.	Exhibits

(a)	Exhibits

*3.2	Amended and Restated By-laws of the Registrant as amended August 28, 2008 (Attached as Exhibit 3.2 to Form 8-K, filed with the SEC on August 28, 2008 and incorporated herein by reference).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

*	Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Nicholas K. Poucher
Vice President and Controller

Orlando, Florida

November 3, 2008