Form 10-K
period 2008-12-27
TUPPERWARE BRANDS CORP
filed 2009-02-25
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($33.86) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 27, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,066,997,041.

As of February 19, 2009, 62,559,434 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 13, 2009 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(a) General Development of Business

Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”), is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of 2.3 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through its Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller® , NaturCare®, Nutrimetics®, Nuvo® and Swissgarde® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant’s name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”) and on December 5, 2005, the Registrant acquired the direct selling businesses of Sara Lee Corporation (the “Acquisition” or the “Acquired Units”). The Acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products.

(b) New York Stock Exchange—Required Disclosures

General. The address of the Registrant’s principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant’s directors are Catherine A. Bertini, Rita Bornstein Ph.D, Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Bob Marbut, Angel R. Martinez, Robert J. Murray, David R. Parker, Joyce M. Roché, J. Patrick Spainhour and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Ms. Bertini, Dr. Bornstein and Messrs. Cloninger (Chair), Grum, Martinez and Murray. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Roché (Chair), Ms. Szostak, and Messrs. Lee, Marbut, Parker and Spainhour. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Roché, Ms. Szostak, and Messrs. Parker (Chair), Cloninger, Grum and Murray. The members of the Executive Committee of the Board of Directors are Ms. Roché and Messrs. Goings (Chair), Cloninger, Grum and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is David R. Parker. The Registrant’s officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant’s transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant’s shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.

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

BUSINESS OF TUPPERWARE BRANDS CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware® products and cosmetics and personal care products under a variety of trade names, including Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller® , NaturCare®, Nutrimetics®, Nuvo® and Swissgarde®. Each business manufactures and/or markets a broad line of high quality products.

I. PRINCIPAL PRODUCTS

Tupperware. The core of Tupperware’s product line consists of design-centric preparation, storage and serving solutions for the kitchen and home. Tupperware also has an established line of kitchen cookware and tools, children’s educational toys, microwave products and gifts. The line of Tupperware products has expanded over the years with products such as Modular Mates*, FridgeSmart*, One Touch* canisters, the Rock ‘N Serve* microwave line, OvenWorks* and silicon baking forms for microwave or oven use, Open House, Elegant and Outdoor Dining serving lines, the Chef Series* knives and cookware, Flat Out*, Stuffables*, CheeseSmart* and BreadSmart* storage containers, and Quick Chef* and Lil’ Chopper Prep Essentials*, Ultra Pro* ovenware plus many specialized products for the kitchen and home.

Tupperware continues to introduce new designs, colors and decoration in its product lines, to vary its product offerings by season and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2008 included the TupperLiving* Tea Experience and consumables, Ultra Pro* ovenware in larger capacities 3.5L & 2L, Condiserve Collection*, line extensions to the Bake 2 Basics* baking preparation accessories, Premier Clear Collection*, Microwave Rice Maker, a complete line of ergonomic kitchen preparation tools and a comprehensive line of children’s products under DreamWorks® Kung Fu Panda ® and Madagascar 2® trademarks. New product development and introduction will continue to be an important part of Tupperware’s strategy.

Beauty. The Beauty businesses manufacture and distribute skin care products, cosmetics, bath and body care, toiletries, fragrances, nutritional products, apparel and related products. New products introduced in 2008 in the Fuller businesses included Thalia Sodi and Alegrissima*, women’s fragrance colognes. New products introduced in 2008 under the BeautiControl brand included Regeneration* Tight Firm and Fill, Regeneration* Tight Firm and Fill Eye Firming Serum, Regeneration* Platinum Plus Face Serum and Eye Cream. In 2008, the Company also introduced Armand Dupree*, with a product line similar to Fuller Mexico aimed at the Hispanic market in the United States. Sales of products are made through or facilitated by independent sales persons called directors, consultants and representatives in the home, workplace or other venues.

(Words followed by * are registered or unregistered trademarks of the Registrant.)

II. MARKETS

Tupperware. Tupperware’s business is operated on the basis of three geographic segments: Europe (Europe, Africa and the Middle East), Asia Pacific and North America. Market penetration varies throughout the world. Several areas that have low penetration, such as Latin America, Asia and Eastern and Central Europe, provide significant growth potential for Tupperware. Tupperware’s strategy continues to include greater penetration in markets throughout the world.

Beauty. Beauty products and image services are provided to clients via independent sales forces in 23 markets throughout the world with particularly high shares of the direct selling and/or beauty market in Mexico, South Africa, the Philippines, Australia and Uruguay.

Tupperware Brands’ products are sold in almost 100 countries around the world under nine brands: Tupperware, Armand Dupree, Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics, Nuvo and Swissgarde. Businesses operating in emerging economies, those with GDP per capita classified as “low” or “medium” by the World Bank, accounted for 50 percent of 2008 sales, while business operating in established market economies accounted for the other 50 percent. For the past five fiscal years 76 to 86 percent of total revenues from the sale of Tupperware Brands’ products have been in international markets.

III. DISTRIBUTION OF PRODUCTS

Tupperware. Tupperware’s products are distributed worldwide primarily through the “direct selling” channel under which products are sold to consumers outside traditional retail store locations. The system facilitates the timely distribution of products to consumers, without having to work through intermediaries, and establishes uniform practices regarding the use of Tupperware trademarks and administrative arrangements, such as order entry, delivery and payment, along with the recruiting and training of dealers.

Tupperware products are primarily sold directly to distributors, directors, managers and dealers (“Sales Force”) throughout the world. Where distributorships are granted, they have the right to market Tupperware products using parties and other non-retail methods and to utilize the Tupperware trademark. The vast majority of the sales force is independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware acquires ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware’s strategy is expanding its business by increasing the size of its sales force. Under the system, distributors and directors recruit, train, and motivate a large number of dealers. Managers are developed from among the dealer group and promoted by distributors and directors to assist in recruiting, training and motivating dealers, while continuing to sell products.

As of December 27, 2008, the Tupperware distribution system had approximately 1,800 distributors, 58,700 managers, and 1.2 million dealers worldwide. During the year 15.5 million Tupperware parties took place worldwide.

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

In 2008, Tupperware continued to operate around the world its integrated direct access strategies to enhance its core party plan business and to allow consumers to obtain Tupperware products other than by attending a Tupperware party. These strategies include retail access points, Internet selling (which includes the option of personal websites for the United States sales force), and television shopping. In addition, Tupperware enters into business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner’s distribution channel, with a link back to the party plan business to generate additional Tupperware parties.

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

BeautiControl consultants in the United States are encouraged to use company-developed and -sponsored personal internet web pages called BeautiPage* in order to utilize multiple selling opportunities.

As of December 27, 2008, the sales force representing the Beauty businesses totaled 1.1 million, of which 620,000 were located in North America.

IV. COMPETITION

Tupperware. There are two primary competitive factors which affect the Registrant’s business: (i) competition with other “direct sales” companies for sales personnel and party dates; and (ii) competition in the markets for food storage, serving and preparation containers, toys and gifts in general. Tupperware has differentiated itself from its competitors through product innovation and quality. Tupperware believes it holds a significant market share in each of these markets in many countries.

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

V. EMPLOYEES

The Registrant employs approximately 14,740 people, of whom approximately 1,000 are based in the United States.

VI. RESEARCH AND DEVELOPMENT

The Registrant incurred $18.7 million, $17.6 million and $15.6 million for fiscal years ended 2008, 2007 and 2006, respectively, on research and development activities for new products.

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

VIII. TRADEMARKS AND PATENTS

Tupperware Brands considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware®, Fuller® and BeautiControl® trademarks, Tupperware Brands is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware®, Fuller® and BeautiControl® trademarks are registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents used in Tupperware Brands’ business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware Brands has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments. The Company has a patent on the formula for its “REGENERATION”® alpha-hydroxy acid-based products.

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

XI. EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 13, 2009).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience

Carl Benkovich, age 52	Vice President, Strategy & Business Development since January 2009 after serving as Chief Financial Officer of the Beauty group since May 2007. Prior thereto, he served as Vice President, Internal Audit since October 2005, after serving as Chief Financial Officer of Tupperware North America since August 2000.

Teresa C. Burchfield, age 46	Vice President, Investor Relations since August 2007 after serving as Vice President and Chief Financial Officer of BeautiControl since 2006. She served as Vice President and Controller of BeautiControl since 2004 and prior thereto as Director, Accounting and Finance.

Edward R. Davis III, age 46	Vice President and Treasurer since May 2004, after serving as Treasurer since May 2002.

R. Glenn Drake, age 56	Group President, Europe, Africa and the Middle East since August 2006, after serving as Group President, North America, Europe, Africa and the Middle East since January 2002.

Lillian D. Garcia, age 53	Executive Vice President and Chief Human Resources Officer since August 2005, after serving as Senior Vice President, Human Resources since December 1999.

V. Jane Garrard, age 46	Vice President, Internal Audit since May 2007 after serving as Vice President, Investor Relations since April 2002.

E.V. Goings, age 63	Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a director of R.R. Donnelley & Son Co.

Josef Hajek, age 51	Senior Vice President, Tax and Governmental Affairs since February 2006, after serving as Vice President, Tax since September 2001.

David T. Halversen, age 64	Group President, Tupperware North America and Beauty since January 2009, after serving as Group President, Asia Pacific and North America since August 2006, as Group President, Tupperware Asia Pacific, Mexico and BeautiControl since January 2005, and as Group President, Latin America and BeautiControl since March 2003.

Simon C. Hemus, age 59	President and Chief Operating Officer since January 2007, after serving as Group President, International Beauty since December 2005. Prior thereto he served as Group President and Chief Executive Officer of the direct selling division of Sara Lee Corporation since 1993.

Rashit Ismail, age 47	Senior Vice President, Global Product Marketing since May 2008, after serving as Vice President, Global Product Marketing since April 2007. Prior thereto, he served in various marketing positions in Tupperware Europe, Africa and the Middle East.

Michael S. Poteshman, age 45	Executive Vice President and Chief Financial Officer since August 2004 after serving as Senior Vice President and Chief Financial Officer since November 2003.

Nicholas K. Poucher, age 47	Vice President and Controller since August 2007 after serving as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since November 2003.

Name and Age	Office and Experience

Thomas M. Roehlk, age 58	Executive Vice President, Chief Legal Officer & Secretary since August 2005 after serving as Senior Vice President, General Counsel and Secretary since December 1995.

Christian E. Skroeder, age 60	Group President, Asia Pacific since January 2009, after serving as Senior Vice President, Worldwide Market Development since April 2001.

José R. Timmerman, age 60	Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 48	Vice President and Chief Technology Officer since August 2002.

Item 1A.	Risk Factors

The risks and uncertainties described below are not the only ones facing the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect results of operations and financial condition.

Sales Force Factors

The Company’s products are marketed and sold through the direct selling method of distribution, in which products are primarily marketed and sold by a sales force made up of independent contractors to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large force of sales personnel to grow and compensate for a high turnover rate. The recruitment and retention of sales force members is dependent upon the competitive environment among direct sellers and upon the general labor market, unemployment levels, general economic conditions, and demographic and cultural changes in the workforce. The motivation of the sales force is dependent in part upon the effectiveness of compensation and promotional programs of the Company, the competitiveness of the same compared with other direct selling companies, the introduction of new products, and the ability to advance through the sales force structure.

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

The Company’s major markets for its products are Australia, China, France, Germany, Japan, Mexico, the Philippines, Russia, South Africa, the United States and Venezuela. A significant downturn in the Company’s business in these markets could adversely impact the Company’s ability to generate profit and/or operating cash flows.

Legal and Regulatory Issues

The U.S. Federal Trade Commission has proposed business opportunity regulations which may have a negative effect upon the Company’s method of operating in the United States, mainly by inhibiting the Company’s ability to attract and recruit sales force members, which is the Company’s primary means of distributing its product. In March 2008, the Federal Trade Commission issued a revised version of the proposed business opportunity regulations that are meant to exempt multi-level marketing businesses, such as Tupperware and BeautiControl, from the application of these regulations. It is currently unknown when final regulations may be provided and whether, in their final form, they will impact the Company’s operations. In the event final regulations were issued without an exemption for multi-level marketing businesses, the Company’s ability to attract and recruit sales force members could be impaired by two separate factors. First, if a seven-day cooling period was required before a new sales force member could begin to engage in sales, the delay could be a disincentive to the recruit from initial efforts to become an active seller, and the recruit might discontinue all efforts to participate. Second, if the regulations required the collection and disclosure of personal information regarding past or present sales force members, the Company’s efforts to recruit sales force members could be impaired by its inability either to obtain the information to disclose or to obtain the consent of the individual sales force members to disclose such information.

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

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains manufacturing plants in Brazil, France, Greece, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in Belgium, China, India, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facility in Florida, Texas, Japan, Mexico, New Zealand and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

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

A number of ordinary-course legal and administrative proceedings against the Registrant or its subsidiaries are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into or otherwise relating to the protection of the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Registrant has established reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be determined with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a material adverse effect upon the Registrant.

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

As part of the 2005 Acquisition, Sara Lee Corporation indemnified the Registrant for any liabilities arising out of any existing litigation at the time of the Acquisition and for certain legal matters arising out of circumstances that might relate to periods before or after the date of the Acquisition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Registrant has not sold any securities in 2006 through 2008 that were not registered under the Securities Act of 1933. As of February 19, 2009, the Registrant had 54,269 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 18 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph

The following performance graph compares the performance of the Company’s common stock to the Standard & Poor’s 400 Mid-Cap Stock Index and the Standard & Poor’s 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 at December 27, 2003 and that all dividends were reinvested. The Company is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/27/2003	100.00	100.00	100.00
12/25/2004	125.52	116.33	118.13
12/31/2005	144.42	131.95	123.50
12/30/2006	152.44	145.57	127.47
12/29/2007	229.83	158.09	115.51
12/27/2008	148.77	95.83	66.80

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following information relates to the repurchase of the Registrant’s equity securities by the Registrant during each month of the fourth quarter of the Registrant’s fiscal year covered by this report:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (c)
9/28/08—11/1/08	23,061	(a)	$21.42	—	$85,685,510
11/2/08—11/29/08	175,710	(b)	21.85	—	85,685,510
11/30/08—12/27/08	—		—	—	85,685,510

	198,771		$21.80	—	$85,685,510

(a)	Represents common stock surrendered to the Company as settlement of $0.5 million in loans owed to the Company for the purchase of the stock as contemplated under the Management Stock Purchase Plan.
(b)	Represents shares surrendered to the Company to pay the exercise price in connection with exercises of employee stock options, which are commonly referred to as stock swap exercises.
(c)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The intention was to use the proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. In October 2008, the Board of Directors also authorized the purchase of shares under this program with cash generated by operations. During the fourth quarter of 2008 the Company did not repurchase any shares under this authorization.

Item 6.	Selected Financial Data

The following table contains the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company’s audited consolidated financial statements which, for data presented for fiscal years 2008 and 2007 and for some data presented for 2006, are included as Item 8 of this Report. This data should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this Report.

(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004
Operating results
Net sales :
Tupperware:
Europe (a)	$769.6	$688.2	$615.9	$602.5	$597.0
Asia Pacific (a)	336.1	292.4	239.7	204.5	194.8
North America	303.3	289.8	255.5	253.6	278.7
Beauty:
North America (a)	460.7	461.5	423.1	167.4	118.1
Beauty Other (a)	292.1	249.5	209.5	51.3	35.7

Total net sales	$2,161.8	$1,981.4	$1,743.7	$1,279.3	$1,224.3

Segment profit (loss):
Tupperware:
Europe (a),(b)	$123.8	$111.0	$94.4	$116.2	$133.4
Asia Pacific (a),(b)	64.7	52.0	33.8	20.2	20.8
North America (b)	27.7	21.3	8.7	0.5	(22.3)
Beauty:
North America (a)	60.5	66.3	58.1	16.7	8.0
Beauty Other (a),(b)	(5.0)	(7.6)	(12.7)	(1.8)	1.7
Unallocated expenses (c)	(39.8)	(43.9)	(36.4)	(28.3)	(32.7)
Gain on disposal of assets including insurance recoveries, net (c),(d)	24.9	11.8	12.5	4.0	13.1
Re-engineering and impairment charges (b)	(9.0)	(9.0)	(7.6)	(16.7)	(7.0)
Impairment of goodwill and intangible assets (e)	(9.0)	(11.3)	—	—	—
Interest expense, net (f),(g)	(36.9)	(49.2)	(47.0)	(45.1)	(13.0)

Income before income taxes	201.9	141.4	103.8	65.7	102.0
Provision for (benefit from) income taxes	40.5	24.5	9.6	(20.5)	15.1

Net income before accounting change	$161.4	$116.9	$94.2	$86.2	$86.9
Cumulative effect of accounting change, net of tax (h)	—	—	—	(0.8)	—

Net Income	$161.4	$116.9	$94.2	$85.4	$86.9

Basic earnings per common share before accounting change	$2.62	$1.92	$1.57	$1.45	$1.49
Cumulative effect of accounting change (h)	—	—	—	(0.01)	—

	$2.62	$1.92	$1.57	$1.44	$1.49

Diluted earnings per common share before accounting change	$2.56	$1.87	$1.54	$1.42	$1.48
Cumulative effect of accounting change (h)	—	—	—	(0.01)	—

	$2.56	$1.87	$1.54	$1.41	$1.48

See footnotes beginning on the following page.

Selected Financial Data (continued)

(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004
Profitability ratios
Segment profit as a percent of sales:
Tupperware:
Europe (a),(b)	16%	16%	15%	19%	22%
Asia Pacific (a),(b)	19	18	14	10	11
North America (b)	9	7	3	—	na
Beauty:
North America (a)	13	14	14	10	7
Beauty Other (a),(b)	na	na	na	na	5
Return on average equity (i)	29.3	24.6	25.5	26.7	34.6
Return on average invested capital (j)	15.8	12.8	11.4	17.1	16.6
Financial Condition
Cash and cash equivalents	$124.8	$102.7	$102.2	$181.5	$90.9
Working capital	252.3	249.2	227.3	218.0	173.9
Property, plant and equipment, net	245.4	266.0	256.6	254.5	216.0
Total assets	1,815.6	1,868.7	1,712.1	1,734.1	976.3
Short-term borrowings and current portion of long-term obligations	3.8	3.5	0.9	1.1	2.6
Long-term obligations	567.4	589.8	680.5	750.5	246.5
Shareholders’ equity	474.0	522.7	400.5	335.5	290.9
Current ratio	1.56	1.55	1.63	1.48	1.60
Long-term obligations-to-equity	119.7%	112.8%	170.0%	223.7%	84.7%
Total debt obligations-to-capital (k)	54.6%	53.2%	63.0%	69.1%	46.1%
Other Data
Net cash provided by operating activities (g)	$131.0	$177.4	$172.8	$140.2	$121.4
Net cash used in investing activities	(39.1)	(25.0)	(131.5)	(511.4)	(27.0)
Net cash provided by (used in) financing activities (g)	(66.5)	(155.6)	(122.5)	459.5	(50.1)
Capital expenditures	54.4	50.3	52.1	52.0	43.6
Depreciation and amortization	60.6	63.5	72.9	50.8	50.8
Common Stock Data
Dividends declared per share	$0.88	$0.88	$0.88	$0.88	$0.88
Dividend payout ratio (l)	34.4%	47.1%	57.1%	62.4%	59.5%
Average common shares outstanding (thousands):
Basic	61,559	60,904	60,140	59,424	58,432
Diluted	63,099	62,614	61,171	60,617	58,848
Year-end book value per share (m)	$7.51	$8.35	$6.55	$5.53	$4.94
Year-end price/earnings ratio (n)	8.1	17.7	14.7	13.7	13.7
Year-end market/book ratio (o)	2.8	4.0	3.4	3.5	4.1

a.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses, and the results of these operations have been included since the date of acquisition.

b.	The re-engineering and impairment charges line provides for severance and other exit costs as further discussed in Note 2 to the Consolidated Financial Statements. In addition to these costs, the Company has incurred various costs associated with its re-engineering activities that are not defined as exit costs under SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. These costs are included in the results of the applicable segment in which they were incurred or as part of unallocated expenses.

In 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating the beauty business in Brazil. As a result of this decision, the Company recorded a $2.9 million charge relating to the write off inventory, prepaid assets and accounts receivables. This amount is included in the Beauty Other results. In January 2005, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. As a result, in 2005, $0.9 million, $0.5 million and $0.6 million was recorded in Europe, Asia Pacific and North America, respectively, for pretax costs incurred to relocate equipment from Hemingway to production facilities in those regions. Due to the capacity shift, the Company also recorded a $5.6 million reduction of its reserve for United States-produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold, and $1.2 million in the United States for the cost of equipment relocation. Both of these items are included in the Tupperware North America results for 2005.

c.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2008, 2007, 2006, 2005, and 2004, pretax gains from these sales were $2.2 million, $5.6 million, $9.3 million, $4.0 million, and $11.6 million , respectively, and were included in gains on disposal of assets including insurance recoveries, net. Certain members of management, including executive officers, received incentive compensation totaling $0.2 million, $0.1 million and $0.3 million in 2006, 2005 and 2004, respectively, based upon completion of performance goals related to real estate development. These costs were recorded in unallocated expenses. Effective December 30, 2006, this incentive compensation program was terminated.

d.	Included in Disposal of assets including insurance recoveries, net are:

•	A pretax gain of $22.2 million in 2008, as a result of insurance recoveries from the 2007 fire in South Carolina;

•	Pretax gains of $1.1 million in 2008, as a result of insurance recoveries from flood damage in France and Indonesia;

•	A pretax loss of $0.6 million in 2008, as a result of asset disposals in the Philippines;

•	Pretax gains of $2.1 million and $1.6 million in 2007, from the sale of excess land in Australia and the Company’s former Philippines manufacturing facility, respectively;

•

Pretax gains of $4.4 million in 2006 and $1.5 million in 2004, as a result of insurance recoveries from hurricane damage suffered in 2004 at the Company’s headquarters location in Orlando, Florida; and

•

A pretax loss of $1.2 million in 2006 as a result of a fire at the former manufacturing facility in Halls, Tennessee, and a pretax gain of $2.5 million in 2007, upon the settlement of the related insurance claim.

e.	Reviews of the value of the intangible assets of the Acquired Units resulted in the conclusion that the Nutrimetics and NaturCare tradenames were impaired, as was the goodwill associated with the Nutrimetics reporting unit. This resulted in non-cash charges of $9.0 million in 2008 and $11.3 million in 2007. See Note 6 to the Consolidated Financial Statements.

f.	In 2007, the Company entered into a new credit agreement replacing its existing credit facility, which resulted in a non-cash write-off of deferred debt costs totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain floating-to-fixed interest rate swaps resulting in a $3.5 million termination payment also included in interest expense in 2007.

g.	In 2005, interest expense includes $28.6 million in expense related to settling the Company’s $100 million 2006 notes and $150 million 2011 notes as part of its refinancing in conjunction with the Acquisition. Of the cash outflow associated with these transactions, $27.4 million was included in the Company’s Form 10-K for fiscal 2005 as an outflow within the net cash used in financing activities section of the cash flow statement. This amount was reclassified to net cash provided by operating activities for the 2005 Consolidated Statement of Cash flows.

h.

In 2005, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement obligations, an Interpretation of FASB Statement No. 143. As a result, it recognized a

$0.8 million (net of income tax benefit) charge for the cumulative effect of an accounting change for conditional environmental liabilities at facilities in the United States and Belgium.

i.	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

j.	Return on invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 38 percent, divided by the average shareholders’ equity plus debt, for the last five quarters.

k.	Capital is defined as total debt plus shareholders’ equity.

l.	The dividend payout ratio is dividends declared per share divided by diluted earnings per share.

m.	Year-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.

n.	Year-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

o.	Year-end market/book ratio is calculated as the year-end market price of the Company’s common stock divided by year-end book value per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for 2008 compared with 2007 and 2007 compared with 2006, and changes in financial condition during 2008. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2008, 2007 and 2006. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.

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

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.

Overview

(Dollars in the millions, except per share amounts)

Company results 2008 vs. 2007

	52 Weeks Ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	December 27, 2008	December 29, 2007
Net sales	$2,161.8	$1,981.4	9%		8%	$28.1
Gross margin percentage	64.7%	64.9%	(0.2	) pp	na	na
Delivery, sales & administrative expense as a percent of sales	53.7%	54.7%	(1.0	) pp	na	na
Operating income	$243.6	$194.1	26%		29%	$(5.0)
Net income	$161.4	$116.9	38%		43%	$(3.9)
Net income per diluted share	$2.56	$1.87	37%		42%	$(0.06)

Company results 2007 vs. 2006

	52 Weeks Ended		Change		Change excluding the impact of foreign exchange (b)	Foreign exchange impact
	December 29, 2007	December 30, 2006
Net sales	$1,981.4	$1,743.7	14%		9%	$77.4
Gross margin percentage	64.9%	64.7%	0.2	pp	na	na
Delivery, sales & administrative expense as a percent of sales	54.7%	56.3%	(1.6	) pp	na	na
Operating income	$194.1	$152.1	28%		17%	$13.1
Net income	$116.9	$94.2	24%		11%	$11.5
Net income per diluted share	$1.87	$1.54	21%		8%	$0.19

a	2008 actual compared with 2007 translated at 2008 exchange rates.
b	2007 actual compared with 2006 translated at 2007 exchange rates.
na	not applicable
pp	percentage points

Sales

Local currency sales in 2008 grew 8 percent compared with 2007. Sales in the Company’s emerging markets accounted for the 2008 local currency growth. These markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 50 percent and 47 percent of the Company sales in 2008 and 2007, respectively. Total sales in the emerging markets increased $152.4 million or 16 percent between 2008 and 2007 and was negatively impacted by changes in foreign currency exchange rates totaling $10.1 million. Excluding the impact of foreign currency on sales, the growth for these markets was 17 percent compared with 2007. The substantial increase in sales in the Company’s emerging market businesses was led by Russia, Venezuela, Indonesia and China, both the Tupperware and Fuller business in Mexico, Tupperware South Africa and Tupperware Brazil. Businesses in established market economies were up 3 percent in 2008 sales compared with 2007, although sales were down 1 percent excluding the benefit of stronger foreign currencies on the comparison. The results in the Company’s established markets reflected strong improvements in Tupperware Australia, New Zealand and France as well as a slight improvement in the Tupperware United States and Canadian business, offset by declines in Tupperware Japan, Germany and BeautiControl.

The majority of 2008 sales growth occurred in the first three quarters of 2008, when local currency sales increased by 9 percent. As a result of economic conditions, during the fourth quarter of 2008, local currency sales increased at a slower rate, by 3 percent compared with the 2007 fourth quarter. In the fourth quarter, the Tupperware segments had a modest increase in local currency sales, while the Beauty segments were down slightly.

Local currency sales for 2007 increased 9 percent compared to 2006 with all segments contributing to the increase, led by a significant increase in Asia Pacific, along with strong improvements in the Tupperware and Beauty North America segments. Nearly every market contributed to the increase in sales in Asia Pacific, resulting primarily from volume from larger and more productive sales forces. The significant increase in Tupperware North America was from all three units in the segment, including the United States business resulting from a higher active sales force. Mexico had a strong increase in sales largely from the volume benefit of higher business-to-business sales. Beauty North America’s sales increased 9 percent compared with 2006, due to a strong performance in Fuller Mexico and modest growth in BeautiControl. Beauty Other also reported a strong improvement in sales for 2007, reflecting increases in the Company’s Central and South American businesses, as well as businesses in the Philippines, offset by a decline in local currency sales in the Nutrimetics units. Sales in Europe showed modest improvement during 2007 with a 4 percent local currency increase over 2006. This increase was due to the performance from the emerging markets, led by Russia and South Africa, offset by a decline in Germany.

Specific segment impacts are further discussed in the segment result section.

Gross Margin

Gross margin as a percentage of sales was 64.7 percent in 2008 and 64.9 percent in 2007. The slight decline was primarily the result of higher freight costs driven by increased fuel costs and a higher provision for inventory obsolescence. In 2008, the Company experienced an approximate $10 million increase in the costs of resin used in its manufacturing of Tupperware® products. This represents an 8 percent increase in those material costs compared with 2007, which was offset by leverage from higher sales volume and manufacturing efficiencies.

Gross margin as a percentage of sales increased to 64.9 percent in 2007 compared with 64.7 percent in 2006. Margins in Europe and Beauty Other increased slightly in 2007 compared with 2006, primarily due to a favorable mix of products. This was offset by a decrease in margins in Beauty North America, reflecting a margin investment to clear inventory during the third and fourth quarters of 2007, as well as promotional offers designed to reinvigorate the sales force. Margins in Asia Pacific and Tupperware North America stayed flat during 2007.

Operating Expenses

Delivery, sales and administrative expenses (DS&A) as a percentage of sales was 53.7 percent compared with 54.7 percent for 2007. The decline in DS&A as a percentage of sales reflected less amortization expense related to definite-lived intangible assets of the Acquired Units. These intangible assets are primarily the value of acquired independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $9.0 million in 2008 compared with $13.6 million in 2007. In addition to the decrease in amortization expense, the Company also had a decrease in the provision for doubtful accounts compared with 2007 and lower costs associated with an incentive accrual that was remeasured at each reporting period based on the Company’s stock price. In the fourth quarter of 2008, the Company modified this incentive plan to a stock based award and will no longer remeasure the award at each reporting period. These lower costs were partially offset by an overall increase in promotional spending.

DS&A as a percentage of sales was 54.7 percent in 2007 compared with 56.3 percent in 2006. DS&A as a percentage of sales decreased in 2007 compared with 2006 reflecting less amortization expense related to the definite-lived intangible assets. Amortization expense was $13.6 million in 2007 compared with $23.7 million in 2006. Also contributing to the decrease in DS&A as a percentage of sales were improved cost management and leverage from higher sales volume, offset by a higher provision for doubtful accounts and higher unallocated costs.

The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses for 2008 decreased $4.1 million compared with 2007 due to lower costs associated with the incentive accrual. Unallocated expenses for 2007 increased $7.5 million compared with 2006 primarily due to an increase in incentive program accruals reflecting the Company’s favorable financial results, increased equity compensation and costs related to the new office of the Chief Operating Officer.

As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.

Included in 2008 net income were pretax charges of $9.0 million for re-engineering and impairment charges compared with $9.0 million in 2007 and $7.6 million in 2006. These charges are discussed in the re-engineering costs section following.

During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations and the Company lowered its forecast of future sales and profit below that used to value these tradenames in the Company’s 2007 annual impairment analysis. As a result of these factors, the Company performed interim impairment tests of these tradenames. The result of the tests was to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. In the third quarter of 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of the Acquired Units. As a result of this review, the Nutrimetics goodwill and tradename were deemed to be impaired, resulting in a non-cash impairment charge of $11.3 million. Refer to Note 6 to the Consolidated Financial Statements for a discussion of the impairment of goodwill and intangible assets.

During 2008, the Company continued its program to sell land for development near its Orlando, Florida headquarters which began in 2002. A pretax gain of $2.2 million was recognized as a result of a transaction completed during 2008. This amount compared with pretax gains of $5.6 million during 2007 and $9.3 million during 2006. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in other periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the current credit crisis and as a result the program will likely continue for a number of years. The Company’s credit agreement requires it to remit certain proceeds received for the disposition of excess property to its lenders in repayment of the debt. The Company also has a contract to sell certain assets in Australia which is expected to close in 2009 with expected proceeds of $4.6 million.

In 2008, operating results were positively impacted by $22.7 million of gains in connection with the disposal of assets including insurance recoveries, net. The Company recorded $22.2 million of pre-tax gains from insurance recoveries on the South Carolina facility fire that occurred in 2007. The remaining net gains were from smaller insurance recoveries, partially offset by costs related to disposing of an asset.

The 2007, operating results were positively impacted by the sale of excess land in Australia, resulting in a $2.1 million pretax gain and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippines manufacturing facility.

Additionally in 2006, the Company recorded a pretax loss of $1.2 million as a result of a fire at its former manufacturing facility in Halls, Tennessee. The amount was recorded based on the Company’s best estimate as of December 30, 2006. In 2007 a pretax gain of $2.5 million was recognized upon the settlement of the related insurance claim.

Re-engineering Costs

As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible structure, it periodically implements actions designed to reduce costs and improve operating efficiency. These actions may result in re-engineering costs related to facility downsizing and closure as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains upon disposal of closed facilities or other activities directly related to its re-engineering efforts. Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions (in millions):

	2008	2007	2006
Re-engineering and impairment charges	$9.0	$9.0	$7.6
Delivery, sales and administrative expense	1.1	—	—
Cost of products sold	1.8	—	—

Total pretax re-engineering costs	$11.9	$9.0	$7.6

In 2008, the Company recorded $7.1 million in severance cost related to headcount reductions primarily in Germany, BeautiControl and France. The Company incurred re-engineering costs of $0.8 million for moving the Company’s BeautiControl North America and Belgian manufacturing facilities to new locations. The Company also recorded costs of $0.9 million for impairment charges for obsolete software in the South Africa beauty business, as well as various machinery and equipment in other manufacturing units. In 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating the beauty business in Brazil. As a result of this decision, the Company recorded a $3.1 million charge relating to the write off of inventory, prepaid assets, accounts receivables and property, plant and equipment.

In 2007, the Company recorded $3.4 million in severance cost related to headcount reductions totaling 80 positions in Australia, France, Japan, Mexico, the Netherlands, the Philippines, Switzerland, Thailand and Uruguay. The majority of the severance costs were from the consolidation of certain operations in Australia, France, Japan and the Netherlands. In 2007, $1.2 million in re-engineering charges were also recorded associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth to ultimately allow the consolidation with distribution. Lease and related costs, which were still due on the former BeautiControl manufacturing facility were also included in the re-engineering charge. In 2007, the Company also incurred re-engineering costs of $0.8 million in relocating its Belgian manufacturing operation to a newly built facility and recorded $3.6 million in impairment charges related to assets primarily in its South Carolina, BeautiControl and Japanese manufacturing and distribution operations.

In 2006, re-engineering and impairment charges of $7.6 million included $7.5 million primarily related to severance costs incurred to reduce headcount in the Company’s Canada, Belgium, Philippines, Australia and Europe operations. The remaining $0.1 million was to write down the value of certain assets of the Company’s former Philippines manufacturing facility.

For further details of the re-engineering actions, refer to Note 2 to the Consolidated Financial Statements.

Net Interest Expense

The Company incurred $36.9 million of net interest expense in 2008 compared with $49.2 million in 2007. In September 2007, the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans (“2007 Credit Agreement”). Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005, which was obtained in conjunction with the closing of the Acquisition. The previous agreement was then terminated. As a result, $6.1 million in deferred debt fees were written off and included in net interest expense for the year ended December 29, 2007. At the same time, the Company settled certain floating-to-fixed interest rate swaps that were hedging the borrowings under the previous credit agreement, resulting in a termination payment of $3.5 million that was also included in net interest expense for 2007. The 2007 Credit Agreement provides for a lower interest rate margin spread and commitment fee compared with the Company’s previous agreement, contributing to the overall decrease in net interest expense for 2008. The margin spread on the 2007 Credit Agreement has been about 50 to 75 basis points lower in 2008 compared with 2007.

The Company incurred $49.2 million in net interest expense in 2007 compared with $47.0 million in 2006. The 2007 amount included the costs associated with entering into the 2007 Credit Agreement totaling $9.6 million. This impact was partially offset by a reduction in net interest expense incurred on the Company’s outstanding borrowings during 2007 reflecting a lower average debt level of $685.7 million in 2007 compared with $776.6 million in 2006. Additionally, in the first quarter, the Company entered into euro net equity hedges for the equivalent of $300 million expiring at various points in 2007 and 2008 and a smaller amount of similar contracts denominated in Japanese yen expiring in 2008. In addition to hedging the Company’s equity exposure to the euro and Japanese yen falling in value versus the U.S. dollar, the contracts also effectively converted this amount of the Company’s outstanding term debt from U.S. dollars to the euro and Japanese yen where the Company generates cash flows. The euro net hedge position was reduced by half in the third quarter of 2007 and the Japanese yen hedge position was also reduced at that time. These positions were further reduced in 2008. As a result of relative interest rates among Europe, Japan and the United States in 2007, these contracts had a positive impact on net interest expense of about $4.0 million for the year ended December 29, 2007.

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

Tax Rate

The effective tax rates for 2008, 2007, and 2006 were 20.0, 17.3 and 9.2 percent, respectively. The increase in the 2008 rate largely reflected a shift in income towards jurisdictions with higher statutory tax rates. Notably, U.S. federal taxable income increased by approximately $36.0 million compared with 2007 due to insurance gains recorded in 2008, as well as a one-time deduction recognized in 2007 relating to an advance payment agreement entered into by the Company with one of its foreign subsidiaries. The increase in the rate in 2007 largely reflected a lower level of foreign tax credit benefits, along with higher provisions for tax exposures. The effective tax rates for 2008, 2007 and 2006 are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. The Company does not record a valuation allowance where it has concluded that it is more likely than not that the benefits would ultimately be realized. This assessment was based upon expectations of improving domestic operating results as well as anticipated gains related to the Company’s future sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements for additional discussions of the Company’s methodology for evaluating deferred tax assets. Based on expected revenue and profit contributions of the Company’s various operations, management expects a tax rate several percentage points higher in 2009 compared with 2008.

As discussed in Note 12 to the Consolidated Financial Statements, the requirements of FIN 48 and FSP FIN 48-1, which the Company implemented at the beginning of 2007, has clarified guidance surrounding the recognition and derecognition of uncertain tax positions, including the timing and effective settlement of those adjustments. As of December 27, 2008 and December 29, 2007, the Company’s gross unrecognized tax benefit was $46.9 million and $41.1 million, respectively. As of the end of 2008 and 2007, the Company classified approximately $1.2 million and $5.6 million of unrecognized tax benefits as a current liability, representing potential settlement of tax positions in several jurisdictions, respectively. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

Net Income

For 2008, operating income increased 26 percent compared with 2007, due to strong improvements in the Company’s Tupperware segments and significant improvements in the Beauty Other segment resulting from higher sales volume, partially offset by a decrease in Beauty North America. Also contributing to the increase in operating income was lower amortization expense of definite-lived intangible assets and lower incentive costs. The Company also recorded a $24.9 million gain from disposal of assets and insurance recoveries, which mainly related to the 2007 fire in South Carolina and flood damage in France and Indonesia. Partially offsetting these gains, was a $9.0 million impairment recorded on the Company’s Nutrimetics and NaturCare tradenames. Net income increased 38 percent, and was also positively impacted by lower interest expense during 2008 compared with 2007 as a result of entering into the 2007 Credit Agreement.

For 2007, operating income showed substantial growth of 28 percent compared with 2006, due to improvements in all the Company’s segments led by significant increases by the Tupperware brand segments, reflecting higher sales volume and improved capacity utilization, as well as $10.1 million in lower amortization expense of definite-lived intangibles recorded in connection with the Acquisition. The Company was also positively impacted by foreign currency changes primarily due to a stronger euro, Australian dollar and Russian ruble. The higher profit from the segments also led to a $22.7 million or 24 percent, increase in net income versus 2006. This was despite an $11.3 million impairment of goodwill and intangible assets and higher interest expense as a result of implementing the 2007 Credit Agreement, which triggered $9.6 million of one-time costs.

As outlined previously, the Company had various dispositions of property, plant and equipment and re-engineering charges in 2007, which in total were not significantly different in amount than similar items in 2006.

International operations accounted for 86, 83 and 84 percent of the Company’s sales in 2008, 2007 and 2006, respectively. They accounted for 95, 92 and 90 percent of the Company’s net segment profit in 2008, 2007 and 2006, respectively.

Segment Results 2008 vs. 2007

(Dollars in millions)	2008	2007	Change			(a) Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2008	2007
Net Sales
Tupperware:
Europe	$769.6	$688.2	$81.4	12%		8%		$22.6		36%	35%
Asia Pacific	336.1	292.4	43.7	15		12		7.3		16	15
North America	303.3	289.8	13.5	5		5		(1.5)		14	15
Beauty:
North America	460.7	461.5	(0.8)	—		1		(5.4)		21	23
Beauty Other	292.1	249.5	42.6	17		15		5.1		13	12

Total net sales	$2,161.8	$1,981.4	$180.4	9%		8%		$28.1		100%	100%

Segment profit
Tupperware:
Europe (b)	$123.8	$111.0	$12.8	11%		13%		$(1.5)		45%	46%
Asia Pacific (b)	64.7	52.0	12.7	25		27		(0.9)		24	21
North America	27.7	21.3	6.4	30		32		(0.3)		10	9
Beauty:
North America (b)	60.5	66.3	(5.8)	(9)		(7)		(1.2)		22	27
Beauty Other (b)	(5.0)	(7.6)	2.6	35		42		(1.1)		na	na
Segment profit as a percentage of sales
Tupperware:
Europe	16%	16%	na	—		0.7	pp	(0.7	) pp	na	na
Asia Pacific	19	18	na	1.5	pp	2.2	pp	(0.7	) pp	na	na
North America	9	7	na	1.8	pp	1.9	pp	(0.1	) pp	na	na
Beauty:
North America	13	14	na	(1.2	) pp	(1.1	) pp	(0.1	) pp	na	na
Beauty Other	na	na	na	na		na		na		na	na

a.	2008 actual compared with 2007 translated at 2008 exchange rates.
b.	Includes amortization of identified intangibles valued as part of acquisition accounting. In 2008 and 2007, respectively, amounts included were $0.5 million and $1.0 million in Europe, $1.5 million and $2.1 million in Asia Pacific, $3.7 million and $6.0 million in Beauty North America and $3.3 million and $4.5 million in Beauty Other.
pp	Percentage points
na	Not applicable

Europe

Local currency sales increased 8 percent for the year ended 2008, largely due to continued success in the emerging markets driven primarily by Russia, South Africa, Turkey and Poland resulting from continued growth in the sales force, achieved through further geographic expansion, recruiting of new sellers, success in generating productivity by the sales forces and well received promotional programs. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $259.6 million and $209.8 million or 34 percent and 31 percent of net sales in this segment for 2008 and 2007, respectively. Total emerging market sales increased $49.8 million or 24 percent in 2008 from 2007 and were negatively impacted by changes in foreign currency exchange rates totaling $5.0 million.

In 2008, established markets showed a slight decrease in local currency sales compared with 2007. Among the established markets, Greece and France showed strong improvement from positive promotional and recruiting programs as well as higher sales from a positive response to new products. These improvements were offset by decreases in local currency in Germany mainly due to a 7 percent decrease in the average active sales force. The Company continues to work on implementing strategies to increase the number of sellers in the market and to improve their productivity. In 2008 and 2007 the German market accounted for $197.1 million and $192.4 million of the segment’s sales, respectively. The year-over-year comparison was positively impacted by $10.9 million from a stronger euro versus the U.S. dollar. At the end of 2008 the sales force size for the whole segment was 13 percent higher compared with 2007 and the average active sales force was up 4 percent for the year.

The sales in this segment were in total positively impacted by a $2.4 million increase in business-to-business sales mainly in Greece and Italy, partly offset by a decline in Spain. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangement will be integrated with the core party-plan channel. Consequently, activity in one period may not be indicative of future periods.

The euro was the main currency that led to the 4 percentage point improvement in 2008 versus 2007 sales from stronger foreign currencies.

For 2008, compared with 2007, segment profit increased $12.8 million or 11 percent. Segment profit as a percentage of sales was even with 2007. The higher segment profit was due to the higher sales in the emerging markets partially offset by the impact of higher business-to-business sales, which have a lower margin and higher freight costs. The higher profit, in addition to reflecting improved sales volume, also reflected slightly lower administrative expenses and a decrease in the provision for bad debts. Segment profit was also negatively impacted by $1.5 million resulting from changes in the value of foreign currency, primarily the South African rand.

Asia Pacific

Asia Pacific experienced strong growth in 2008 with a 12 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets accounted for $176.1 million and $136.8 million or 52 and 47 percent of the sales in this segment for 2008 and 2007, respectively. Total emerging market sales increased $39.3 million or 29 percent in 2008 compared with 2007, and the comparison was negatively impacted by changes in foreign currency exchange rates totaling $3.5 million. The significant increase in the emerging markets was primarily in China, Indonesia, India and Malaysia/Singapore. China, the largest of these markets, had a significant increase in sales from a higher number of outlets in operation, an increase in outlet productivity and successful promotional strategies. The higher productivity reflected more outlet sites in commercial versus residential areas and more sales people in many of the outlets. Substantial sales growth in Malaysia/Singapore, Indonesia and India was the result of successful promotional activities, attractive consumer offers, strong recruiting and improved training.

In the segment’s established markets, Australia showed a good increase in local currency sales for 2008 compared with 2007, attributable to a higher active sales force and higher productivity. This was offset by a decline in the Company’s Japanese businesses resulting from lower average active sales forces and declines in productivity.

Total segment profit increased $12.7 million or 25 percent in 2008 compared with 2007. Segment profit as a percentage of sales was slightly higher than last year at 19 percent. The majority of this increase was in the emerging markets reflecting the higher sales volume and improved margins from a favorable mix of products, as well as more efficient promotional spending. This was offset by an increase in marketing expense in these markets for several brand building initiatives undertaken this year. In the established markets, Australia’s segment profit showed a strong improvement compared with last year in line with the increase in sales in 2008. Partially offsetting these improvements was a segment profit decrease in the Company’s Tupperware business in Japan due to the lower sales and costs associated with a product quality issue.

The positive impact from foreign currencies on the comparison of 2008 sales with 2007 was $7.3 million, mainly attributable to the Japanese yen. Profit for 2008 compared with 2007 was negatively impacted by changes in the Australian dollar and South Korean won.

Tupperware North America

Tupperware North America’s local currency sales increased 5 percent in 2008 compared with 2007. The increase was mainly from Tupperware Mexico, due in part to a higher sales force, while sales in the United States and Canada were slightly higher compared with 2007. Successful recruiting activity and retention led to a 13 percent increase in the segment’s total sales force size compared with the prior year; however, due to the deteriorating economic situation in the second half of the year, the sales force was less productive. Partially offsetting the full year increase in core sales were lower business-to-business sales in Mexico compared with 2007.

Segment profit increased $6.4 million or 30 percent in 2008 compared with 2007. Segment profit as a percentage of sales was 1.8 percentage points higher in 2008. The increase was mainly driven by a higher gross margin percentage, including the impact of the volume from producing products to replace those destroyed in the December 2007 warehouse fire, and lower promotional expenses resulting from less sales force members qualifying for events and lower commissions earned as fewer individuals met sales targets in the United States and Canadian business. Tupperware Mexico also contributed to the overall increase in segment profit due to higher sales partially offset by an increase in distribution costs from higher fuel costs.

Beauty North America

Beauty North America had a 1 percent increase in local currency sales in 2008 compared with 2007. The segment’s increase reflected a modest local currency improvement by Fuller Mexico. Higher sales in Mexico were driven mainly by a higher average active sales force, achieved in the first half of the year, partially offset by lower productivity. The increase was offset by a 6 percent decrease in sales in BeautiControl North America resulting from a smaller and less productive sales force compared with 2007, reflecting the current state of the economy in this market and less than optimal execution of recruiting and promotional programs and merchandising of products. The Company changed the leader of this business as of the beginning of 2009, and is focused on improving execution of its strategies.

Segment profit decreased $5.8 million or 9 percent in 2008 compared with 2007 and as a percentage of sales decreased 1.2 points. The decrease in segment profit was due to lower sales for 2008 at BeautiControl North America along with higher promotional expenses. The profit comparison was also negatively impacted by start up costs that were incurred during 2008 relating to a single-level campaign merchandising beauty business, similar to Fuller Mexico, aimed at the Hispanic market in the United States. These items were partially offset by an increase in segment profit in Fuller Mexico and $2.3 million in lower amortization of definite-lived intangible assets acquired in the 2005 acquisition of the direct selling businesses of Sara Lee Corporation. Fuller Mexico had an improvement in segment profit about in line with its sales increase, reflecting a lower gross margin percentage from higher material costs, mostly offset by lower marketing costs resulting from reduced television advertising.

Beauty Other

Local currency sales for this segment increased 15 percent in 2008 compared with 2007. The increase was mainly driven by significant improvement in the Central and South American businesses of Tupperware Brazil and Venezuela reflecting strong growth in both total and active sales forces due to increased recruiting, strong productivity and higher sales prices. Also contributing to the increase in sales for this segment was Fuller Argentina resulting from an increase in the average active sales force and a higher average order size. There was a partial offset from a slight decline in the Nutrimetics businesses mainly in Europe and Australia.

The segment loss was $2.6 million lower for 2008 compared with 2007. The decrease in segment loss was mainly due to improved results in Central and South America from higher sales volume and $1.2 million in lower amortization of acquired definite-lived intangible assets. These improvements were partially offset by higher losses in Fuller Brazil and Argentina due to higher operating costs. Also contributing to this higher loss was a $2.9 million write-off of inventory, prepaid assets and accounts receivables by Fuller Brazil in connection with the Company’s decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating the beauty business.

Strong foreign currencies had a 2 percentage point positive impact on the sale comparison, which came primarily from the Uruguayan and Philippine peso. The foreign exchange impact on the profit comparison was not significant.

Segment Results 2007 vs. 2006

(Dollars in millions)	2007	2006	Change			(a) Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2007	2006
Net Sales
Tupperware:
Europe	$688.2	$615.9	$72.3	12%		4%		$49.0		35%	35%
Asia Pacific	292.4	239.7	52.7	22		17		11.0		15	14
North America	289.8	255.5	34.3	13		13		1.0		15	15
Beauty:
North America	461.5	423.1	38.4	9		9		—		23	24
Beauty Other	249.5	209.5	40.0	19		10		16.4		12	12

Total net sales	$1,981.4	$1,743.7	$237.7	14		9		$77.4		100	100

Segment profit
Tupperware:
Europe (b)	$111.0	$94.4	$16.6	18%		8%		$8.4		46%	52%
Asia Pacific (b)	52.0	33.8	18.2	54		42		2.9		21	19
North America	21.3	8.7	12.6	+		+		0.1		9	5
Beauty:
North America (b)	66.3	58.1	8.2	14		14		0.1		27	32
Beauty Other (b)	(7.6)	(12.7)	5.1	40		37		(0.5)		na	na
Segment profit as a percentage of sales
Tupperware:
Europe	16%	15%	na	0.8	pp	0.7	pp	0.1	pp	na	na
Asia Pacific	18	14	na	3.7		3.3		0.4		na	na
North America	7	3	na	3.9		3.9		—		na	na
Beauty:
North America	14	14	na	0.6		0.6		—		na	na
Beauty Other	na	na	na	na		na		na		na	na

a.	2007 actual compared with 2006 translated at 2007 exchange rates.
b.	Includes amortization of identified intangibles valued as part of acquisition accounting. In 2007 and 2006, respectively, amounts included were $1.0 million and $1.7 million in Europe, $2.1 million and $3.9 million in Asia Pacific, $6.0 million and $11.1 million in Beauty North America and $4.5 million and $7.0 million in Beauty Other.
+	Increase greater than 100 percent.
pp	Percentage points
na	Not applicable

Europe

Local currency sales increased four percent in the year ended 2007, largely due to continued success in the emerging markets driven primarily by Russia, South Africa and Turkey resulting from growth in the sales force and improved productivity. Russia’s increase came partly from geographic expansion and Tupperware South Africa benefited from an additional independent management level to provide emphasis on recruiting and training sale force members (“Team Leader”), which helped to grow the sale force. Emerging markets accounted for $209.8 million and $156.7 million or 31 percent and 25 percent of net sales in this segment for 2007 and 2006, respectively. Of the $53.1 million increase by the emerging markets, $6.0 million was from the impact of changes in foreign currency exchange rates.

These increases in local currency sales were offset by a double-digit decrease in Germany, the segment’s largest business, resulting from a smaller sales force as recruiting of new sales force members was below the Company’s objectives for several quarters. In an effort to increase the sales force size, the Team Leader management level was added to the independent sales force structure in the fourth quarter of 2006. The trend improved during the year, as there was a 3 percent year-over-year increase in local currency sales in the fourth quarter, following double-digit decreases in each of the first three quarters. In 2007 and 2006 the German market accounted for $192.4 million and $198.0 million of the segment’s sales, respectively. For the year ended December 29, 2007, sales in the German market were positively impacted by $18.3 million from a stronger euro versus the U.S. dollar.

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

The main sales increases among the segment’s established markets were in Australia and Tupperware Japan. In Australia, a modestly larger sales force was much more productive, reflecting the successful positioning of the earnings opportunity for the sale force and Tupperware as a lifestyle brand. The use of the Team Leader program to increase the number of sales force leaders also had a favorable impact. In Japan, the sales force grew significantly as the result of a successful shift in strategy to recruit more customer representatives and to work to develop these members into sellers.

Segment profit increased significantly compared with 2006, reflecting the higher sales, a higher share of sales from Australia, which runs at a higher return on sales than the average for the segment and improved value chains in the Tupperware and NaturCare Japan businesses, in part reflecting the consolidation of distribution facilities.

The positive impact from foreign currencies on the comparison of 2007 sales and profit with 2006 was most significantly from the Australian dollar with smaller contributions from currencies in Malaysia/Singapore, China and India.

Tupperware North America

All markets in the segment showed an increase in sales during 2007 compared with 2006. Net sales in Tupperware Mexico increased 12 percent which was in part due to an increase of $6.3 million in business-to-business sales. Tupperware United States had a strong increase in sales during 2007 resulting from a higher active sales force, in part reflecting strong recruiting results. The Tupperware United States sales force at the end of 2007 was higher than the prior year by 13 percent, although the segment as a whole ended the year with a 10 percent decrease in sales force mainly due to lower recruiting by Tupperware Mexico. Overall, the Company believes that the improvement in Tupperware United States is directly related to the impact of the change to a multi-tier sales force compensation structure that was completed in April of 2005, as well as a strategy for expanded and enhanced sales force training. This new compensation system provides for override commissions on group sales with an emphasis on the earnings opportunity and recruiting new sellers into the business. This type of compensation system was also in use in some of the Company’s other businesses prior to its implementation by Tupperware United States, and has since been implemented in additional businesses where the Company believes its use is appropriate.

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

Beauty North America

Net sales on a local currency basis increased 9 percent in 2007 compared with 2006, resulting from improvement in both Fuller Mexico and BeautiControl North America. Sales at Fuller Mexico increased 11 percent in local currency over 2006. This increase was the result of strong growth in its total and active sales forces as well as an increase in the average size of orders due to successful promotions and a positive response to new products. The increase in sales force was driven mainly by an increase in recruiting as well as lower turnover rates achieved through successful incentive programs. BeautiControl North America also contributed to the increase in segment sales for 2007, due to a favorable sales force reception to an investment in merchandising programs designed to serve the dual purpose of reducing inventory levels and energizing the sales force.

The increase in local currency profit was due to the increase in sales volume as well as lower amortization of definite-lived intangible assets acquired of $5.1 million compared with 2006. This improvement was partially offset by a decline in the gross margin percentage at BeautiControl North America resulting from an unfavorable mix and product pricing from the above mentioned action, as well as incremental costs of operating in a larger manufacturing facility, to which the Company moved in the first quarter of 2007 and incremental distribution and freight costs. Fuller Mexico had a slightly lower return on sales from the timing of certain promotional and incentive costs and a lower gross margin percentage resulting from outsourced production.

Beauty Other

Net local currency sales for the segment increased 10 percent in 2007 over 2006. The strong performance in the segment was led by the Central and South American businesses, most notably Tupperware Venezuela and Tupperware Brazil, reflecting higher active sales forces achieved through strong incentive and recruiting programs, as well as improved pricing. Also contributing to the increase in sales was Fuller Philippines with a strong improvement over 2006 resulting from a higher active sales force, reflecting improved recruiting. This was offset by lower sales levels in the Nutrimetics businesses resulting from smaller active sales forces. Strategies have been implemented to drive sales force growth in these businesses with limited improvement in the sales force metrics to date.

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

Strong foreign currencies had a 9 percentage point positive impact on the sales comparison, which came primarily from the Philippine peso and Australian dollar. The foreign exchange impact on the profit comparison was not significant.

Financial Condition

Liquidity and Capital Resources

Working capital was $252.3 million as of December 27, 2008 compared with $249.2 million as of December 29, 2007 and $227.3 million as of December 30, 2006. The current ratio was 1.6 to 1 at the end of 2008, 2007 and 2006.

The most significant causes of the 2008 increase in working capital, excluding the $33 million negative impact of changes in the value of foreign currencies, were higher inventory, a higher cash balance and the payment of a non-income tax liability during 2008, partially offset by lower current deferred tax assets and higher accounts payable. The higher inventory balance reflected, in part, restocking by the Tupperware United States business following the December 2007 fire, along with building inventories in some fast growing business units in support of that growth and in some other cases inventory levels being higher than intended due to less than expected sell through to customers. The higher cash balance in part reflected the generation of cash in China that has not yet been repatriated, along with a higher level of cash at the corporate level related to the management of credit capacity. The non-income tax liability paid in 2008 was for value added taxes in Mexico. The offset from a higher level of accounts payable largely reflected the management of cash flow at year end and the lower current deferred tax asset reflected adjustments made to an advance payment agreement entered into by the Company with one of its foreign subsidiaries.

The 2007 increase in working capital compared with 2006 reflected a $12.0 million increase from stronger foreign currencies. Also contributing to the increase was a $27.1 million net increase in income tax related assets and $22.0 million more inventory. Notwithstanding the higher inventory amount, in light of fourth quarter 2007 sales being 11 percent higher than fourth quarter 2006, in local currency, days inventory on hand improved slightly versus the end of 2006. Partially offsetting these items was a net of $14.1 million more payables under hedge contracts and higher accruals totaling $27.3 million for compensation, mainly incentives, and the timing of the value added tax payment in Mexico.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans. Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005 (“2005 Credit Agreement), which was obtained in conjunction with the closing of the Acquisition as further discussed below. The 2005 Credit Agreement was then terminated. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed in Note 7 to the Consolidated Financial Statements. As a result of terminating the 2005 Credit Agreement, $6.1 million in deferred debt fees were written off and included in net interest expense for the year ended December 29, 2007. Quarterly principal payments of $1.5 million are due on the term loans beginning June 2008, with any remaining principal due in September 2012; however, the agreement permits the Company to omit these payments if certain prepayments have been made during the previous four quarters. The Company made such optional prepayments in the fourth quarter of 2008 and 2007 totaling $16.7 million and $35.0 million, respectively. The agreement also requires additional principal payments consisting of 100 percent of cash generated from certain asset sales, certain insurance proceeds and certain new debt issuances, as well as up to 50 percent of excess cash flows. Excess cash flows are substantively defined as net cash provided by operating activities less capital expenditures, required debt payments and actual dividends paid up to $60 million annually. However, the 2007 Credit Agreement provides that cash may be used to repurchase shares using proceeds from stock option exercises. It also provides that repurchases beyond those from the use of option proceeds are excluded from certain of the financial covenant calculations if the leverage ratio as defined under the credit agreement is and will remain below 2.0 times and the other covenants in the agreement are met. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 0.625 percent to 1.25 percent and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. As of December 27, 2008, the applicable margin was 0.75 percent, resulting in an effective interest rate on outstanding borrowings of 4.6 percent, for the Company’s LIBOR-based borrowings.

The 2007 Credit Agreement contains covenants customary for similarly rated companies. The financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. The Company expects to maintain compliance with its debt covenants during 2009; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Risk Factors” could cause noncompliance. The Company’s most restrictive financial debt covenant is currently the ratio of earnings to fixed charges, which is required to be in excess of 1.25 through the end of the third quarter of 2009 and then increases to 1.40. The Company’s fixed charge ratio for the 12 months ended December 27, 2008 was 1.76, yielding an adjusted covenants earnings cushion of about $50 million. Due to the high proportion of segment profit earned by the Company’s international operations, the Company’s adjusted covenant earnings as defined in the debt agreement is significantly impacted by large changes in foreign exchange rates. Using the Company’s current estimates for 2009 related to the factors impacting the covenant calculation, the Company estimates it will have $16 million and $13 million adjusted covenant earnings cushion at the end of its third and fourth quarters of 2009, respectively. The fourth quarter estimate includes the impact of the escalation in the required fixed charge coverage ratio under the terms of the credit agreement. The payment of future dividends or buy back of stock may be restricted or eliminated in order to improve the Company’s fixed charge ratio. While the covenants are restrictive and could impact the Company’s ability to borrow, pay dividends or make capital investments in its business, this will not be necessary based on the Company’s current outlook. The Company does not expect to repurchase any of its shares in 2009 under its outstanding $150 million authorization. See further information in Note 7 to the Consolidated Financial Statements.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its year end 2008 cash and cash equivalents balance of $124.8 million that is available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of December 27, 2008, the Company had $198.5 million available under its revolving line of credit and $119.4 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

As previously noted, the 2007 Credit Agreement also has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012.

Under the terms of these swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the 2007 Credit Agreement, of 75 basis points as of December 27, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings at that date.

In 2007, the Company entered into four forward interest rate agreements that fixed for 2008 the LIBOR base borrowing rate for $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate is 4.3 percent. As of December 27, 2008 these interest rate swaps had expired.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR based floating obligation into a fixed obligation for $200.0 million for 2009 and $100.0 million for 2010. The Company will pay a weighted average rate of about 2.2 percent on the $200.0 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 75 basis points as of December 27, 2008.

The Company’s 2005 Credit Agreement required it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. Beginning in December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The swap agreements called for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.8 percent. The swap agreements combined with a contractual 150 basis point spread gave the Company an all-in effective rate of 6.3 percent on these borrowings. The swap agreements were scheduled to expire in 2009 through 2012. In order to maintain compliance with the three-year requirement, in 2007, the Company terminated three swaps with a total notional value of $175 million and purchased three new swaps with the same notional value that were to expire in 2012. Following this action, all of the swaps were to expire in 2011 and 2012. A gain of $0.5 million was realized on the termination of these agreements and was capitalized as a component of debt. As further discussed in Note 7 to the Consolidated Financial Statements and noted above, in September 2007 the Company entered into the 2007 Credit Agreement, replacing the 2005 Credit Agreement. As a result, these swap arrangements were terminated in September 2007 resulting in a termination payment of $3.5 million. In connection with retiring the 2005 Credit Agreement, the $0.5 million deferred gains on the previously terminated swaps were fully recognized and both amounts were included as a component of net interest expense for the year ended December 29, 2007.

The Company’s two debt ratings agencies, Standard and Poor’s and Moody’s, have both rated the Company. Standard and Poor’s currently rates the corporate credit rating of the Company BB+ and has assigned a stable outlook. It currently has rated the Company’s 2007 Credit Agreement as BBB. Moody’s assigns a rating of Ba1 to the corporate family rating of the Company and Baa3 to the Company’s 2007 Credit Agreement.

The Company’s major markets for its products are Australia, China, France, Germany, Japan, Mexico, the Philippines, Russia, South Africa, the United States and Venezula. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and/or promotional programs.

Included in the cash balance of $124.8 million reported at the end of 2008 was $16.1 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. As of the end of 2008, the Company has applied to transfer $7.4 million of such amount out of the country. The Company believes it could immediately repatriate the cash from Venezuela, but it would only currently be able to do so at an exchange rate that would be about 60 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statements of Income. Also included in the Company’s cash balance at the end of 2008 was cash of $24.0 million in China and $11.7 million in India, which the Company is currently working to efficiently make available outside of those countries.

The debt-to-total capital ratio at the end of 2008 was 55 percent compared with 53 percent at the end of 2007. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The increase in the debt-to-capital ratio compared to the end of 2007 was due to a decline in equity partially offset by lower total debt. The decrease in equity reflected the negative impact of foreign currency translation adjustments, cash flow hedges and dividends paid during 2008, partially offset by 2008 earnings.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of December 27, 2008, the Company had received $42.6 million in proceeds, $39.6 million of which was received in 2008, from its insurance companies to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire, resulting in a $22.2 million pre-tax gain after netting all assets lost and costs incurred related to the fire. The Company expects to receive additional proceeds in 2009 to settle remaining amounts due under the claim; however, at this time these amounts have not been included in the gain recorded as the contingency related to these amounts has not yet been resolved and the amount is not currently determinable. The Company included $19.5 million of these proceeds in operating activities on its Consolidated Statement of Cash flows as these proceeds related to destroyed inventory and certain fire related costs. The Company included $6.4 million and $3.0 million in proceeds in investing activities for the years ended December 27, 2008 and December 29, 2007, respectively, as they related to property, plant and equipment.

Operating Activities

Net cash provided by operating activities decreased to $131.0 million in 2008 from $177.4 million in 2007. This decline reflected a $19.0 million payment related to non-income tax payables due in Mexico as of the end of 2007, and the payment of approximately $13.0 million of such amounts on a more normal schedule in 2008 and $30.8 million in payments made in 2008 to settle foreign currency hedge contracts versus a small inflow from such contracts in 2007. This was offset by an increase in net income for 2008 compared with 2007. The most significant year-over year variations in changes in assets and liabilities were outflows for inventory. This resulted from the rebuilding of the inventory level of Tupperware United States following the December 2007 warehouse fire, the need for higher inventory levels in several markets to support higher sales levels and in some markets a higher level of inventory than desired in light of a lower than expected sell through of products to customers. Net cash flow from operating activities was also impacted from the proceeds from insurance recoveries.

Net cash provided by operating activities increased to $177.4 million in 2007 from $172.8 million in 2006. Net income was $22.7 million higher in 2007 than in 2006. Among the adjustments to reconcile net income to net cash provided by operating activities, the most important net difference between years was the higher non-cash impact in 2007 of re-engineering and impairment costs, mainly due to the impairment of Nutrimetics’ goodwill and indefinite lived intangibles in addition to the write-off and amortization of deferred loan fees and a higher provision for bad debts. The most significant year-over-year variations in changes in assets and liabilities were outflows for higher inventory notwithstanding the days sales in inventory at the end of 2007 was slightly better than the end of 2006, offset from a larger increase in 2007 in accounts payable and accruals, most notably from higher compensation accruals largely for management incentives and the timing of certain non-income tax payables.

Investing Activities

For 2008, 2007 and 2006, the Company spent $54.4 million, $50.3 million and $52.1 million, respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products with the greatest amount spent in Europe. In addition to cash outlays for property, plant and equipment, the Company also had non-cash additions through capital leases of $3.6 million, $15.7 million and $6.6 million in 2008, 2007 and 2006, respectively, primarily related to the construction of a new center of excellence manufacturing facility that replaced an existing facility in Belgium.

Partially offsetting the capital spending were $15.3 million in 2008, $25.3 million in 2007 and $25.5 million in 2006, of proceeds related to the sale of certain property, plant and equipment and insurance recoveries. The proceeds from disposal of property, plant and equipment in 2008 were primarily from the sale of excess property for development around the Company’s Orlando, Florida headquarters (“Land Sales”) and automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. In 2007, they were primarily from the sale of the Company’s Philippines manufacturing facility, Land Sales and sale of excess land in Australia. In 2006, they were primarily from Land Sales.

Insurance proceeds in 2008 included recoveries from the fire in South Carolina and from flood damage in France and Indonesia. In 2007, the Company received $7.4 million in proceeds from insurance recoveries mainly relating to the 2006 fire at a former manufacturing facility in Tennessee and insurance proceeds from the 2007 fire at the Company’s facility in South Carolina. See Note 16 to the Consolidated Financial Statements. In 2006 insurance proceeds were received related to property damaged by a hurricane in 2004.

Financing Activities

The Company made, in 2008 net payments, to reduce borrowings of $24.0 million primarily relating to a prepayment made on the term loan of $16.7 million, the repayment of a mortgage note and payments on capital lease obligations. On September 28, 2007 the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans, replacing the Company’s then existing credit agreement resulting in the pay down and corresponding borrowing proceeds for 2007. The net proceeds from the 2007 Credit Agreement were $597.1 million which were used to repay borrowings under the Company’s 2005 Credit Agreement. The refinancing completed in 2007, together with the principal payments made on the Company’s term debt, resulted in total repayments of $705.1 million in 2007. See detailed discussion in Liquidity and Capital resources including settlement of historical debt and related covenant restrictions.

Dividends

During 2008, 2007 and 2006, the Company paid dividends of $0.88 per share of common stock totaling $54.4 million $53.8 million and $53.3 million, respectively. While the payment of a dividend on common shares is a discretionary decision made on a quarterly basis, in the absence of a significant event requiring cash and assuming the ability to continue to comply with its debt covenants, the Company has no current expectation of altering the dividend level as projected cash flows from operating activities are expected to be sufficient to maintain the dividend without restricting the Company’s ability to finance its operations, make necessary investments in the future growth of the business or its near-term debt repayment obligations. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its current dividend payout.

Stock Option Exercises

During 2008, 2007 and 2006, the Company received proceeds of $24.6 million, $45.3 million and $7.4 million respectively, related to the exercise of outstanding stock options. The increase in stock option proceeds during 2007 was due primarily to an increase in the Company’s stock price and options that would have otherwise expired during this period providing incentive for option holders to exercise their outstanding options. The decline in 2008 primarily related to the Company’s lower stock price in the second half of 2008. The corresponding shares were issued out of the Company’s balance held in treasury.

Stock Repurchases

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2008, the program was changed to also include repurchases with a portion of cash generated by the business going forward. During 2008 the Company repurchased, using proceeds from option exercises, 0.6 million shares at an aggregate cost of $22.7 million. During 2007 the Company repurchased 1.4 million shares at an aggregate cost of $41.6 million. Since inception of the program in May 2007, the Company has repurchased 2.0 million shares at an aggregate cost of $64.3 million. The Company does not currently expect in 2009 to repurchase any of its shares under this authorization.

The Company has received from time to time shares to pay the exercise price by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. In 2008, 0.2 million shares at an aggregate cost of $3.8 million were surrendered to the Company under such exercises.

Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans were outstanding, were applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. There were no new participants during 2008, 2007, or 2006, and in line with the provisions of the Sarbanes-Oxley Act of 2002, no further loans will be permitted under the plan. The MSPP permits the surrender of shares in lieu of payment of the loan with the surrendered shares valued at the then current market price. During 2008, 2007 and 2006, participants surrendered a total of 26,347, 29,471 and 99,388 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.6 million, $0.7 million and $2.1 million, respectively, as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $1.8 million, $0.3 million and $0.5 million in the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. As of the end of 2008, no amounts were outstanding under this program.

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

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 27, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1—3 years	3—5 years	More than 5 Years
Long term obligations	$571.2	$3.8	$15.7	$535.7	$16.0
Interest payments on long term obligations	95.4	24.3	46.5	15.7	8.9
Pension funding	138.5	11.1	35.4	23.0	69.0
Post employment medical benefits	41.4	4.3	8.7	8.6	19.8
Income tax payments (a)	1.2	1.2	—	—	—
Capital commitments (b)	8.5	8.5	—	—	—
Operating lease obligations	52.9	23.2	18.8	7.4	3.5

Total contractual obligations (c)	$909.1	$76.4	$125.1	$590.4	$117.2

(a)	The Company has not included in the above table its other FIN-48 unrecognized tax benefits, as it is unable to make a reliable estimate of the amount and period in which these liabilities might be paid. As of December 27, 2008 the Company’s total gross unrecognized tax benefits were $46.9 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.
(b)	Capital commitments mainly relate to the Company’s Hemingway facility in South Carolina. The Company has firm commitments relating to the upgrading of a previously existing warehouse that has replaced the main finished goods warehouse that was destroyed by fire in 2007.
(c)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

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

Inventory Valuation

The Company writes down its inventory for estimated obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and the estimated market value based upon estimates of future demand and selling price. The demand is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory quantity exceeds projected demand, the excess inventory is written down. However, if actual demand is less than projected by management or the estimate of selling prices of inventory on hand decreases, additional inventory write-downs may be required.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs. At the end of 2008, the Company had net domestic deferred tax assets of approximately $287.1 million against which a valuation allowance of $3.6 million has been provided. Of this total, approximately $93.3 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is primarily related to foreign tax credits and federal and state net operating losses that, other than for the amount for which a valuation allowance has been provided, are expected to be realized prior to expiration based upon future operating income generated from the United States businesses of Tupperware and BeautiControl. Also, expected gains related to future Land Sale would result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.

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

As of December 27, 2008 and December 29, 2007, the Company’s gross unrecognized tax benefit was $46.9 million and $41.1 million, respectively. The Company estimates that approximately $45.5 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.1 million and $8.9 million as of December 27, 2008 and December 29, 2007, respectively. Interest and penalties included in the provision for income taxes totaled $0.9 million and $1.3 million for the year ended December 27, 2008 and December 29, 2007, respectively.

The Company is currently under tax audit for a number of periods and in a number of jurisdictions and anticipates some of the audits may conclude within the next 12 months. As of the end of 2008, the Company classified approximately $1.2 million of unrecognized tax benefits as a current liability, representing potential settlement of tax positions. In addition, the Company anticipates some additional audits may conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of the end of 2008. It is also reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the expiration of statutes of limitations in various jurisdictions as well as additions due to ongoing transactions and activity.

Promotional and Other Accruals

The Company frequently makes promotional offers to its independent sales force to encourage them to meet specific goals or targets for sales levels, party attendance, recruiting or other business critical activities. The awards offered are in the form of cash, product awards, special prizes or trips. The cost of these awards is recorded during the period over which the sales force qualifies for the award. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. The Company makes these estimates on a market by market and program by program basis. It considers the historical success of similar programs, current market trends and perceived enthusiasm of the sales force when the program is launched. During the promotion qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Like the promotional accruals, other accruals are recorded at the time when the liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

Valuation of Goodwill

The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000, and the Sara Lee Direct Selling businesses in December 2005. The Company conducts an annual impairment test of its recorded goodwill in the second and third quarter of each year related to BeautiControl and the Acquired Units, respectively. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The valuation of goodwill is dependent upon the estimated fair market value of BeautiControl’s operations both in North America and internationally, and the operations of the Acquired Units businesses which include six individual reporting units. Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this evaluation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods ranging from 9 to 14 years and a terminal value. The significant assumptions for these forecasts include annual revenue growth rates ranging from 3% to 19%, with an average growth rate of about 7%. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units. Terminal values for all reporting units are calculated using a long-term growth rate of 3%. In estimating the fair value of the reporting units for the 2008 impairment tests, the Company applied discount rates to its reporting units’ projected cash flows ranging from 11 to 22 percent. Discount rates at the high end of this range were for reporting units that operated in countries with higher country specific risk, such as those in South America and South Africa. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods or beauty products or companies using direct-selling distribution methods. The resulting multiples are then applied to the reporting unit to determine fair value.

As of September 29, 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of the former Sara Lee Direct Selling reporting units. As a result of this review, Nutrimetics goodwill and tradename were deemed to be impaired, resulting in a total non-cash impairment charge of $11.3 million. During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations, and the Company lowered its forecast of future sales and profit below those that were used to value these tradenames in the Company’s 2007 annual impairment analysis. As a result of these factors, the Company performed interim impairment tests of these tradenames and goodwill. The results of the interim impairment tests were to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in the second quarter of 2008.

For the 2008 fiscal year, the Company completed the review of goodwill for all reporting units and determined that there was no impairment after the write-down of the tradename assets. The Company also determined that, when either the income or market approach was used, on a stand alone basis, no impairment existed. Given the sensitivity of the valuation of the reporting units to changes in estimated future cash flows versus the 2008 estimate, a reduction in the assumed future cash flows of more than 2 percent or an increase in the discount rate of more than 100 basis points would likely result in an impairment charge for the goodwill of the Nutrimetics reporting unit. For the BeautiControl, NaturCare, Avroy Shlain, Swissgarde and Fuller reporting units, an impairment charge for goodwill would likely result if the projected cash flows decreased by more than 25 percent or the discount rate was increased by more than 500 basis points.

Impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairments arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant. Since July 1, 2007, the Company has recognized cumulative impairment charges related to goodwill and intangible assets of $20.3 million.

Other Intangible Assets

The Company recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee Direct Selling businesses. These assets have indefinite lives and are evaluated for impairment annually similarly to goodwill. The fair value of these indefinite lived intangible assets is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. The royalty rates were selected by reviewing comparable trademark licensing agreements in the market and a range from 3 to 5.5 percent was used in 2008. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 15.5 to 23.5 percent with revenue growth similar to that used in the goodwill assessment described above. Similar to the reporting units, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks such as Avroy Shlain and Swissgarde, operating in South Africa, as well as the Fuller tradename that is used in Mexico and South America. As previously discussed, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare trade name in the second quarter of 2008. The Company determined there had been no impairment of the remaining tradenames as a result of the 2008 evaluations. The valuation of the indefinite lived intangible assets requires the Company to make significant estimates regarding future operations and the ability to generate cash flows with these assets. Given the sensitivity of the valuation of the reporting units to changes in the estimated future cash flows versus the 2008 estimate, a reduction in the estimated future cash flows for the Nutrimetics and NaturCare tradenames would likely result in an additional impairment charge. For the remaining tradenames, changes in estimated future cash flows, similar to those described above, would impact the fair value of the indefinite lived intangible assets and possibly result in an additional impairment.

Additionally, as of December 27, 2008 the Company had $17.9 million included on its Consolidated Balance Sheet as the value of the Acquired Units’ sales forces. The estimated aggregate annual amortization expense associated with these intangibles for each of the five succeeding years is $5.1 million, $3.6 million, $2.5 million, $1.9 million and $1.3 million, respectively. As of December 27, 2008, the product formulation asset recorded as part of the acquisition was fully amortized.

Retirement Obligations

Pensions

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions (SFAS 87) as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R) (SFAS 158), which requires that amounts recognized in the financial statements be determined on an actuarial basis. The measurement of the retirement obligations and costs of providing benefits under the Company’s pension plans involves various facts, including several assumptions. The Company believes the most critical of these assumptions are the discount rate and the expected long-term rate of return on plan assets.

The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s U.S. and foreign plans was as follows:

Discount rate	2008	2007	2006
U.S. Plans	6.0%	5.8%	5.5%
Foreign Plans	4.7	4.7	4.3

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company for its U.S. and foreign plans was as follows:

Expected rate of return	2008	2007	2006
U.S. Plans	8.5%	8.5%	8.5%
Foreign Plans	4.5	5.0	5.0

The following table highlights the potential impact on the Company’s pre-tax earnings due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 27, 2008:

(in millions)	Impact on 2009 Pension Expense
Discount rate change by 50 basis points	$1.5
Expected rate of return on plan assets change by 50 basis points	0.5

The Company’s actual return experience for the year ended December 27, 2008 was a loss of approximately 24 percent for its U.S. Plans and 17 percent for its foreign plans compared to the assumed return of those assets noted above. The losses are expected to negatively impact the Company’s 2009 pension costs by approximately $1.3 million. In addition, declines in the value of plan assets during 2008 resulted in an increase to the plans’ unfunded status and a decrease to shareholders’ equity upon actuarial revaluation of the plans on December 27, 2008, and reduced benefit plan assets may increase the amount and accelerate the timing of required future funding contributions. The 2009 contributions for the Company’s pension plan are expected to be approximately $13.2 million compared with the 2008 contributions of $11.7 million. Due to the economic conditions impacting plan assets in 2008 and therefore 2009 contributions, the Company made a decision to decrease the targeted funding level for the funded U.S. plan from 90 percent in 2008 to 80 percent in 2009; however, the Company’s funding of the U.S. plan is, and will be within the legal requirements.

Other Post Retirement Benefits

The Company accounts for its post-retirement benefit plan in accordance with SFAS No. 106, “Employers’ Accounting for Post Retirement Benefits Other Than Pensions,” (SFAS 106), as amended by SFAS 158, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. High-quality corporate bonds were determined to be bonds with a credit rating of AA- or better by Standards and Poor’s and Aa3 or better by Moody’s. The discount rate assumptions used by the Company to determine other post retirement benefit expense was 6.0 percent, 5.8 percent and 5.5 percent for the 2008, 2007 and 2006 fiscal years, respectively. A change in discount rate of 50 basis points would not be material.

The following is the assumed health-care cost trend rates used by the Company:

Health-care trend rates	2008	2007	2006
Initial health-care cost trend	8.0%	8.0%	8.0%
Ultimate health-care cost trend	5.0	5.0	5.0
Number of years to ultimate trend rate	2015	2015	2010

The healthcare cost trend rate assumption may have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on post-retirement benefit obligation	2.6	(2.3)

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

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, and the currencies in which it borrows. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. As discussed earlier, the Company’s borrowings under its current credit agreement carry a variable interest rate, but the agreement requires the Company to maintain a fixed interest rate on at least 40 percent of total debt during the term of the loan, which is consistent with the terms of the Company’s previous credit agreement. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the credit agreement, and 75 basis points as of December 27, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of the end of 2008.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR based floating obligation into a fixed obligation for $200.0 million for 2009 and $100.0 million for 2010. The Company will pay a weighted average rate of about 2.2 percent on the $200.0 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 75 basis points as of December 27, 2008

The above interest rate swaps entered into in 2007 and 2008, effectively fixed the interest rates on $525 million of the Company’s debt for 2009 and $425 million in 2010, decreasing the Company’s exposure from the impact of interest rate changes. If short-term interest rates varied in 2009 by 10 percent with all other variables remaining constant, the Company’s annual interest expense would not be significantly impacted.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year ended December 27, 2008, the cash flow impact of these currency hedges was an outflow of $30.8 million.

The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of December 27, 2008 were to sell euro $45.1 million; Japanese yen $29.9 million; Swiss francs $15.7 million; Mexican pesos $14.3 million; and Russian rubles $14.3 million; and to buy New Zealand dollars $6.7 million; and Indonesian rupiah $6.1 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of December 27, 2008, the Company was in a net payable position of approximately $4.4 million related to its currency hedges, which upon settlement could have a significant impact on the Company’s cash flow. The Company records the impact of forward points in net interest expense.

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

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products and the Company currently estimates that it will utilize just over $100 million of resins in its production of Tupperware® products during 2009. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $10 million compared with the prior year. For 2008, the Company’s estimates its cost of sales of the Tupperware® products it produced was adversely impacted by about $10 million due to resin cost changes as compared with 2007. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program was negatively impacted in 2008 and 2007 by the credit crisis in the United States which is expected to delay the completion of the program.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing foreign products and the success of foreign hedging and risk management strategies;

•	the ability to repatriate or otherwise make available cash in the United States and to do so at a favorable foreign exchange rate;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

•

other risks discussed in Item 1A, Risk Factors, as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

The Company does not intend to update forward-looking information other than in its quarterly earnings releases unless it expects diluted earnings per share for the current quarter, excluding adjustment items, to be significantly below its previous guidance.

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

Item 8.	Financial Statements and Supplementary Data

Tupperware Brands Corporation

Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 27, 2008	December 29, 2007	December 30, 2006
Net sales	$2,161.8	$1,981.4	$1,743.7
Cost of products sold	764.1	695.4	615.0

Gross margin	1,397.7	1,286.0	1,128.7
Delivery, sales and administrative expense	1,161.0	1,083.4	981.5
Re-engineering and impairment charges, net	9.0	9.0	7.6
Impairment of goodwill and intangible assets	9.0	11.3	—
Gains on disposal of assets including insurance recoveries, net	24.9	11.8	12.5

Operating income	243.6	194.1	152.1
Interest income	4.8	3.8	8.1
Interest expense	41.7	53.0	55.1
Other expense	4.8	3.5	1.3

Income before income taxes	201.9	141.4	103.8
Provision for income taxes	40.5	24.5	9.6

Net income	$161.4	$116.9	$94.2

Basic earnings per common share	$2.62	$1.92	$1.57

Diluted earnings per common share	$2.56	$1.87	$1.54

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Balance Sheets

(In millions, except share amounts)	December 27, 2008	December 29, 2007
ASSETS
Cash and cash equivalents	$124.8	$102.7
Accounts receivable, less allowances of $27.4 million in 2008 and $29.7 million in 2007	163.6	161.0
Inventories	277.3	269.9
Deferred income tax benefits, net	62.1	100.2
Non-trade amounts receivable, net	52.2	35.6
Prepaid expenses and other current assets	23.8	30.1

Total current assets	703.8	699.5

Deferred income tax benefits, net	349.7	293.7
Property, plant and equipment, net	245.4	266.0
Long-term receivables, less allowances of $19.9 million in 2008 and $20.9 million in 2007	26.3	37.8
Trademarks and tradenames	171.2	203.9
Other intangible assets, net	17.9	28.7
Goodwill	276.1	306.9
Other assets, net	25.2	32.2

Total assets	$1,815.6	$1,868.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$154.0	$137.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	3.8	3.5
Accrued liabilities	293.7	309.3

Total current liabilities	451.5	450.3

Long-term debt and capital lease obligations	567.4	589.8
Other liabilities	322.7	305.9
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,367,289 shares issued	0.6	0.6
Paid-in capital	56.4	38.8
Subscriptions receivable	—	(2.3)
Retained earnings	743.2	657.8
Treasury stock 66,851 and 845,376 shares in 2008 and 2007, respectively, at cost	(1.6)	(26.1)
Accumulated other comprehensive loss	(324.6)	(146.1)

Total shareholders’ equity	474.0	522.7

Total liabilities and shareholders’ equity	$1,815.6	$1,868.7

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income (Loss)
(In millions)	Shares	Dollars	Shares	Dollars
December 31, 2005	62.4	$0.6	1.9	($51.7)	$22.0	($12.7)	$577.4	($200.1)	$335.5
Net income							94.2		94.2	94.2
Other comprehensive income:
Foreign currency translation adjustments								21.2	21.2	21.2
Net deferred gains on cash flow hedges, net of tax of $0.3 million								0.6	0.6	0.6

Comprehensive income										$116.0

Cash dividends declared ($0.88 per share)							(53.4)		(53.4)
Pension liability, net of tax benefit of $6.1 million								(12.5)	(12.5)
Settlements of subscriptions receivable						9.4			9.4
Stock and options issued for incentive plans			(0.1)	5.6	4.2		(4.3)		5.5

December 30, 2006	62.4	$0.6	1.8	($46.1)	$26.2	($3.3)	$613.9	($190.8)	$400.5

Net income							116.9		116.9	116.9
Other comprehensive income (loss):
Foreign currency translation adjustments								47.9	47.9	47.9
Net deferred losses on cash flow hedges net of tax benefit of $3.2 million								(5.6)	(5.6)	(5.6)
Pension and post retirement costs, net of tax of $0.6 million								2.4	2.4	2.4

Comprehensive income										$161.6

Cash dividends declared ($0.88 per share)							(54.0)		(54.0)
Settlements of subscriptions receivable						1.0			1.0
Repurchase of common stock			1.4	(41.6)					(41.6)
FIN 48 adoption							(2.2)		(2.2)
Income tax benefit from stock and option awards					5.5				5.5
Stock and options issued for incentive plans			(2.4)	61.6	7.1		(16.8)		51.9

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income—(Continued)

	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income (Loss)
(In millions)	Shares	Dollars	Shares	Dollars
December 29, 2007	62.4	$0.6	0.8	($26.1)	$38.8	($2.3)	$657.8	($146.1)	$522.7

Net income							161.4		161.4	161.4
Other comprehensive loss:
Foreign currency translation adjustments								(151.3)	(151.3)	(151.3)
Net settlement of deferred losses on cash flow hedges, net of tax benefit of $8.1 million								(14.3)	(14.3)	(14.3)
Pension and post retirement costs, net of tax benefit of $3.4 million								(12.9)	(12.9)	(12.9)

Comprehensive income										($17.1)

Cash dividends declared ($0.88 per share)							(54.6)		(54.6)
Settlements of subscriptions receivable						2.3			2.3
Repurchase of common stock			0.6	(22.7)					(22.7)
Income tax benefit from stock and option awards					9.4				9.4
Modification of stock awards					1.6				1.6
Stock and options issued for incentive plans			(1.3)	47.2	6.6		(21.4)		32.4

December 27, 2008	62.4	$0.6	0.1	($1.6)	$56.4	$—	$743.2	($324.6)	$474.0

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 27, 2008	December 29, 2007	December 30, 2006
Operating activities:
Net income	$161.4	$116.9	$94.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60.6	63.5	72.9
Equity compensation	8.5	7.6	6.6
Amortization and write off of deferred debt costs and gains	1.0	8.7	3.2
Net gains on disposal of assets, including insurance recoveries	(24.9)	(13.2)	(10.7)
Provision for bad debts	9.1	14.2	8.3
Net impact of write-down of inventories and change in LIFO reserve	13.8	10.4	6.4
Non-cash impact of re-engineering and impairment costs	10.1	14.5	0.4
Net change in deferred income taxes	(19.8)	(11.7)	(10.1)
Excess tax benefits from share-based payment arrangements	(8.2)	(2.2)	—
Changes in assets and liabilities:
Accounts and notes receivable	(11.9)	(15.4)	(21.3)
Inventories	(51.3)	(36.9)	5.4
Non-trade amounts receivable	2.2	(1.7)	10.1
Prepaid expenses	5.2	(1.6)	(1.3)
Other assets	0.9	3.2	(0.2)
Accounts payable and accrued liabilities	0.6	31.5	18.8
Income taxes payable	(10.2)	(16.5)	(4.0)
Other liabilities	(4.4)	1.6	3.2
Proceeds from insurance recoveries, net of costs	19.5	—	—
Net cash impact from hedging activity	(30.8)	4.3	(9.1)
Other	(0.4)	0.2	—

Net cash provided by operating activities	131.0	177.4	172.8

Investing activities:
Capital expenditures	(54.4)	(50.3)	(52.1)
Purchase of direct selling businesses of Sara Lee Corporation	—	—	(104.9)
Proceeds from disposal of property, plant and equipment	6.5	17.9	21.0
Proceeds from insurance recoveries	8.8	7.4	4.5

Net cash used in investing activities	(39.1)	(25.0)	(131.5)

Financing activities:
Dividend payments to shareholders	(54.4)	(53.8)	(53.3)
Proceeds from exercise of stock options	24.6	45.3	7.4
Proceeds from payments of subscriptions receivable	1.8	0.3	0.5
Repurchase of common stock	(22.7)	(41.6)	—
Proceeds from issuance of term debt	—	597.1	—
Repayment of long-term debt and capital lease obligations	(21.5)	(704.2)	(75.8)
Net change in short-term debt	(2.5)	(0.9)	(1.3)
Excess tax benefits from share-based payment arrangements	8.2	2.2	—

Net cash used in financing activities	(66.5)	(155.6)	(122.5)

Effect of exchange rate changes on cash and cash equivalents	(3.3)	3.7	1.9

Net change in cash and cash equivalents	22.1	0.5	(79.3)
Cash and cash equivalents at beginning of year	102.7	102.2	181.5

Cash and cash equivalents at end of year	$124.8	$102.7	$102.2

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands, the Company). All significant intercompany accounts and transactions have been eliminated. The Company acquired the direct selling businesses of Sara Lee Corporation on December 5, 2005 (the “Acquisition” or the “Acquired Units”). The Company’s fiscal year ends on the last Saturday of December. As a result, the 2008, 2007 and 2006 fiscal years contain 52 weeks.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 27, 2008 and December 29, 2007, $23.1 million and $22.4 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit, or similar instruments.

Included in the cash balance of $124.8 million reported at the end of 2008, the Company had a cash balance of $16.1 million denominated in Venezuelan bolivars. The balance was primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. It has applied for authorization to transfer approximately $7.4 million of the balance out of the country at the exchange rate used to translate the underlying Venezuelan bolivars to U.S. dollars for inclusion on the Consolidated Balance Sheet. The Company believes it could immediately repatriate the cash from Venezuela, but only at an exchange rate currently about 60 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Income Statement. Also included in the Company’s cash balance at the end of 2008 was cash of $24.0 million in China and $11.7 million in India, which the Company is currently working to efficiently make available outside of those countries.

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

Inventories. Inventories are valued at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Domestically produced Tupperware inventories, approximately three percent and one percent of consolidated inventories at December 27, 2008 and December 29, 2007, respectively, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $1.5 million higher at the end of both 2008 and 2007, respectively. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected selling price is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or expected pricing is less than projected by management, additional write-downs may be required.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years beginning when the software is placed in service. Net unamortized costs included in property, plant and equipment were $11.4 million and $14.4 million at December 27, 2008 and December 29, 2007, respectively. Amortization cost related to internal use software development costs totaled $3.9 million, $4.9 million and $4.1 million in 2008, 2007 and 2006, respectively.

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

Depreciation expense was $47.7 million, $45.0 million and $43.7 million in 2008, 2007 and 2006, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments are discussed further in Note 2 to the Consolidated Financial Statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.

Goodwill. The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000, and the Sara Lee Direct Selling businesses (the Acquisition or Acquired Units) in December 2005. The Company conducts an annual impairment test of its recorded goodwill in the second and third quarter of each year related to BeautiControl and Acquired Units, respectively. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The valuation of goodwill is dependent upon the estimated fair market value of BeautiControl’s operations both in North America and internationally, and the operations of the Acquired Units businesses which include six individual reporting units. Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition in accordance with the provisions of SFAS 141, Business Combinations, and definite lived intangibles are amortized over their estimated useful lives in accordance with SFAS 142, Goodwill and Other Intangible Assets. The intangible assets included in the Company’s Consolidated Financial Statements at December 27, 2008 and December 29, 2007 are primarily related to the Acquisition in December 2005. The weighted average estimated useful lives of the Company’s intangible assets are as follows:

Weighted Average Useful Life
Trademarks and tradenames	Indefinite
Sales force relationships—single level	6 – 8 years
Sales force relationships—multi tier	10 –12 years
Acquired proprietary product formulations	3 years

The Company’s indefinite lived intangible assets are evaluated for impairment annually similarly to goodwill, as discussed above. The fair value of these assets are determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate.

The Company’s definite lived intangible assets consist of the value of the acquired independent sales force and product formulations. The Company amortizes project formulas over a straight line basis and as of December 27, 2008, this asset was fully amortized. The sales force is amortized to reflect the estimated turnover rates of the sales force acquired and is included in DS&A on the Consolidated Statements of Income.

Intangible assets are further discussed in Note 6 to the Consolidated Financial Statements.

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

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Promotional expenses included in DS&A expense totaled $373.8 million, $341.9 million and $297.3 million in 2008, 2007 and 2006, respectively.

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

Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The shipping and handling costs included in DS&A expense in 2008, 2007 and 2006 were $128.5 million, $111.9 million and $111.0 million respectively.

Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $16.4 million, $14.4 million and $14.7 million in 2008, 2007 and 2006, respectively. Research and development costs totaled $18.7 million, $17.6 million and $15.6 million, in 2008, 2007 and 2006, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.

Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore did not restate prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options outstanding as of December 31, 2005 and (b) any new share-based awards granted subsequent to December 31, 2005. Stock-based compensation expense also includes the cumulative effect of estimating forfeitures as part of the fair value measurement that the Company previously accounted for based on actual activity. This change had no material impact on results of operations.

Outstanding unvested awards under the Company’s plans vest over periods up to three years. Compensation cost for options are recorded straight line over the required service period. The fair value of the stock option grants was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 2.6 percent for 2008, 3.3 percent for 2007 and 4.3 percent for 2006; expected volatility of 35 percent for 2008, 28 percent for 2007 and 27 percent for 2006; risk-free interest rates of 2.9 percent for 2008, 4.0 percent for 2007 and 4.6 percent for 2006; and expected lives of 8 years for 2008 and 6 years for 2007 and 2006. Prior to 2008, the Company used the simplified method as allowed under SEC Staff Accounting Bulletin No. 107 (SAB 107) to calculate the term of its stock options for purposes of the Black-Scholes valuation. SAB 107 only allowed the simplified method to be used until December 31, 2007. As a result, the Company reviewed the exercise history of all employees who had received stock options concluding that a 6 year term was still appropriate; however in 2008, the Company decided to grant options primarily to officers of the Company compared with previous periods where options were granted to both officers and non-officer employees. The Company reviewed the exercise history of the 2008 option grantees and concluded 8 years was appropriate, as this specific group historically has held their options longer compared with all employees as a group, and this pattern was expected to continue. In 2008, non-officer employees were mainly granted restricted stock or restricted stock units. Compensation expense associated with stock option grants was $5.1 million, $4.2 million and $4.2 million in 2008, 2007 and 2006, respectively.

Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the shares on the date of grant and is recorded pro rata over the required service period. For those restricted stock grants with performance criteria, the expense is recorded based on an assessment of achieving the criteria. Compensation expense associated with employee restricted stock and restricted stock unit awards was $3.4 million, $3.0 million and $2.5 million in 2008, 2007 and 2006, respectively.

SFAS 123(R) requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow rather than as an operating cash flow as previously required. For the years ended December 27, 2008 and December 29, 2007, the Company generated $8.2 million and $2.2 million of excess cash benefits from option exercises, respectively, while for the year ended December 30, 2006, it did not generate any such benefits.

In January 2009, the terms of the then-outstanding stock options were modified to allow employees to net share settle when exercising their stock options. This modification of the awards had no material impact.

Accounting for Asset Retirement Obligations. In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations (FIN 47), which was issued to clarify the term “conditional asset retirement obligation” as used in SFAS, 143 Accounting for Asset Retirement Obligations, issued in June 2001. SFAS 143 refers to a company’s legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. In the fourth quarter of 2005, the Company recognized a liability for the fair market value of conditional future obligations associated with environmental issues at its manufacturing facilities in Belgium and the United States that the Company will be required to remedy at some future date, when these assets are retired. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material for 2008, 2007 and 2006 and is not expected to be material in the future.

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

Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes in the Company’s Consolidated Statements of Income. The Company records accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on its balance sheet.

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

	2008	2007	2006
Net income	$161.4	$116.9	$94.2

Weighted-average shares of common stock outstanding	61.6	60.9	60.1
Common equivalent shares:
Assumed exercise of outstanding dilutive options, restricted stock and restricted stock units	1.5	1.7	1.1

Weighted-average common and common equivalent shares outstanding	63.1	62.6	61.2

Basic earnings per share	$2.62	$1.92	$1.57

Diluted earnings per share	$2.56	$1.87	$1.54

Potential common stock excluded from diluted earnings per share because inclusion would have been anti-dilutive	1.1	0.6	2.5

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

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, forecasted purchases, certain intercompany loan transactions and the value of international cash flows. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders’ equity, as a component of comprehensive income. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency forecasted purchases are deferred and included in the measurement of the related foreign currency transaction. The Company utilizes interest rate swap agreements to convert a portion of its floating rate U.S. dollar long-term debt to fixed rate U.S. dollar debt. Changes in the fair value of the swaps resulting from changes in market interest rates are recorded as a component other comprehensive income. See Note 7 to the Consolidated Financial Statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 also requires disclosure about an entity’s strategy and objectives for using derivatives, the fair values of derivative instruments and their related gains and losses. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 to have a material impact on its Consolidated Financial Statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its Consolidated Financial Statements.

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits Under Lease Arrangements, (EITF 08-3). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF 08-3 to have a material impact on its Consolidated Financial Statements.

In December 2008, the FASB issued FSP 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. (FSP 132(R)-1). FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans and is effective for fiscal years ending after December 15, 2009. Under FSP 132(R)-1, disclosures are to provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Company’s Consolidated Financial Statements beginning with the financial statements for the year ended December 26, 2009.

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

Note 2: Re-engineering Costs

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2008	2007	2006
Severance	$7.1	$3.4	$7.5
Asset impairment/facility moving costs	1.9	5.6	0.1

Total re-engineering and impairment charges	$9.0	$9.0	$7.6

In 2008, the Company recorded $7.1 million in severance cost related to headcount reductions primarily in Germany, BeautiControl and France. The Company incurred re-engineering costs of $0.8 million for moving the Company’s BeautiControl North America and Belgian manufacturing facilities to new locations. The Company also recorded costs of $0.9 million for impairment charges for obsolete software in the South Africa beauty business, as well as various machinery and equipment in other manufacturing units. In 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating the beauty business in Brazil. As a result of this decision, the Company recorded a $0.2 million charge relating to the impairment of property, plant and equipment.

In 2007, the Company recorded $3.4 million in severance cost related to headcount reductions totaling 80 positions in Australia, France, Japan, Mexico, the Philippines, the Netherlands, Thailand, Switzerland and Uruguay. The majority of the severance costs were from the consolidation of certain operations in Australia, France, Netherlands, and Japan. In 2007, $1.2 million in re-engineering charges were recorded associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth. Lease and related costs, which were still due on the former BeautiControl manufacturing facility, were also included in the re-engineering charges. In the fourth quarter of 2007, the Company incurred re-engineering costs of $0.8 million in relocating its Belgian manufacturing operations to the newly built facility. The Company also recorded $3.6 million in impairment charges primarily related to its South Carolina, BeautiControl and Japanese manufacturing and distribution operations. These impairment charges related to assets that are no longer being utilized and where the value was estimated to be lower than the assets’ carrying values.

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

Pretax costs incurred in connection with the re-engineering program included above and allocated to cost of products sold and DS&A were as follows:

(In millions)	2008	2007	2006
Re-engineering and impairment charges	$9.0	$9.0	$7.6
Delivery, sales and administrative	1.1	—	—
Cost of products sold	1.8	—	—

Total pretax re-engineering costs	$11.9	$9.0	$7.6

In 2008, the amounts in cost of products sold and delivery, selling and administrative expense were recorded in connection with the decision to sell beauty products through the Tupperware sales force in Brazil.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of December 27, 2008, December 29, 2007 and December 30, 2006 were as follows:

(In millions)	2008	2007	2006
Beginning balance	$2.3	$0.6	$1.7
Provision	9.0	9.0	7.6
Cash expenditures:
Severance	(6.2)	(3.5)	(8.6)
Other	(1.8)	(0.2)	—
Non-cash asset impairments	(1.1)	(3.6)	(0.1)

Ending Balance	$2.2	$2.3	$0.6

Of the total accrual at December 27, 2008, $0.4 million related to lease payments, net of expected sub-lease income, remaining on the vacated BeautiControl North America manufacturing facility. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several other markets by the end of 2009.

Note 3: Inventories

(In millions)	2008	2007
Finished goods	$197.3	$186.4
Work in process	18.3	18.3
Raw materials and supplies	61.7	65.2

Total inventories	$277.3	$269.9

During 2007, the Company decreased the LIFO reserve by $2.1 million mainly due to a fire at its South Carolina facility destroying some of the LIFO inventory held at that location.

Note 4: Property, Plant and Equipment

(In millions)	2008	2007
Land	$40.2	$40.5
Buildings and improvements	198.9	208.4
Molds	561.6	572.5
Production equipment	271.1	278.0
Distribution equipment	37.0	36.9
Computer/telecom equipment	57.3	66.7
Furniture and fixtures	20.0	27.8
Capitalized software	50.2	49.7
Construction in progress	19.9	8.4

Total property, plant and equipment Less accumulated depreciation	1,256.2 (1,010.8)	1,288.9 (1,022.9)

Property, plant and equipment, net	$245.4	$266.0

Construction in progress includes $2.3 million in costs incurred to date to improve an existing warehouse at the Company’s Hemingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The Company expects to spend a total of $10.3 million and expects to complete construction in 2009.

Note 5: Accrued Liabilities

(In millions)	2008	2007
Income taxes payable	$18.1	$25.7
Compensation and employee benefits	80.0	81.3
Advertising and promotion	58.6	54.2
Taxes other than income taxes	20.6	42.3
Pensions	2.2	1.1
Post-retirement benefit	3.7	4.2
Dividends payable	13.6	13.5
Foreign currency and interest rate swap contracts	38.5	17.0
Other	58.4	70.0

Total accrued liabilities	$293.7	$309.3

(In millions)	2008	2007
Post-retirement benefit	$37.1	$44.3
Pensions	105.6	81.1
Income taxes	51.9	44.5
Long-term deferred income tax	67.5	87.8
Long-term interest rate swap contracts	34.2	9.2
Other	26.4	39.0

Total other liabilities	$322.7	$305.9

Note 6: Goodwill and Intangible Assets

The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation (the Acquisition or Acquired Units) and the October 2000 acquisition of BeautiControl.

The Company does not amortize its tradename intangible assets and goodwill. Instead, the Company tests these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The impairment test for the Company’s tradenames involves comparing the estimated fair value of the assets to their carrying amounts to determine if a write-down to fair value is required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure for any goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

As of September 29, 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of the Acquired Units. As a result of this review, the Nutrimetics goodwill and tradename were deemed to be impaired, resulting in a non-cash impairment charge of $11.3 million. During the second quarter of 2008, the financial results of the Nutrimetics and NaturCare businesses were below expectations and the Company lowered its forecast of future sales and profit below that used to value these tradenames in the Company’s 2007 annual impairment analysis. As a result of these factors, the Company performed interim impairment tests of these tradenames. The fair values calculated were determined using a discounted cash flow model. The result of the interim impairment tests was to record a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in the second quarter of 2008. As of September 2008, the Company completed the annual review of the value of its tradenames and goodwill for the Acquired Units. This review resulted in the conclusion that no further write down of these assets was required.

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

The Company has completed its annual reviews of the value of the goodwill associated with BeautiControl and concluded that there was no impairment of the value of these assets.

The following table reflects goodwill allocated to each reporting segment at December 27, 2008 and December 29, 2007:

(in millions)	Europe	Asia Pacific	Beauty North America	Beauty Other	TW North America	Total
Goodwill balance at December 30, 2006	$15.4	$24.1	$202.1	$68.1	$2.9	$312.6
Goodwill adjustment	—	—	(9.2)	—	—	(9.2)
Goodwill impairment	—	—	—	(5.9)	—	(5.9)
Effect of changes in exchange rates	0.2	1.1	0.2	7.9	—	9.4

Goodwill balance at December 29, 2007	15.6	25.2	193.1	70.1	2.9	306.9
Goodwill impairment	—	—	—	—	—	—
Effect of changes in exchange rates	(4.4)	6.7	(24.7)	(8.4)	—	(30.8)

Goodwill balance at December 27, 2008	$11.2	$31.9	$168.4	$61.7	$2.9	$276.1

The Company continued to make through December 2006 adjustments to the purchase price associated with the Acquisition as the valuation of assets and liabilities was finalized. The 2007 adjustment to goodwill relates to deferred tax assets in Mexico added in the Acquisition.

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, were as follows:

	December 27, 2008
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$171.2	$—	$171.2
Sales force relationships—single level	27.9	19.5	8.4
Sales force relationships—multi tier	31.0	21.5	9.5
Acquired proprietary product formulations	3.3	3.3	—

Total intangible assets	$233.4	$44.3	$189.1

	December 29, 2007
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$203.9	$—	$203.9
Sales force relationships—single level	33.6	19.6	14.0
Sales force relationships—multi tier	31.1	17.7	13.4
Acquired proprietary product formulations	4.0	2.7	1.3

Total intangible assets	$272.6	$40.0	$232.6

A summary of the identifiable intangible asset account activity is as follows:

	Year Ending
(in millions)	December 27, 2008	December 29, 2007
Beginning Balance	$272.6	$265.4
Impairment of tradenames	(9.0)	(5.4)
Effect of changes in exchange rates	(30.2)	12.6

Ending Balance	$233.4	$272.6

Amortization expense was $9.0 million, $13.6 million and $23.7 million in 2008, 2007 and 2006, respectively. The estimated aggregate annual amortization expense associated with the above intangibles for each of the five succeeding years is $5.1 million, $3.6 million, $2.5 million, $1.9 million and $1.3 million respectively.

Note 7: Financing Arrangements

Debt Obligations

Debt obligations consisted of the following:

(In millions)	2008	2007
2007 term loan facility due 2012	$545.0	$565.0
8.33% Mortgage Note due 2009	—	4.6
Belgium facility capital lease	22.7	22.3
Other	3.5	1.4

	571.2	593.3
Less current portion	(3.8)	(3.5)

Long-term debt	$567.4	$589.8

(Dollars in millions)	2008	2007
Total short-term borrowings at year-end	$—	$—
Weighted average interest rate at year-end	na	na
Average short-term borrowings during the year	$84.5	$60.2
Weighted average interest rate for the year	4.9%	6.5%
Maximum short-term borrowings during the year	$128.8	$95.1

The average borrowings and weighted average interest rates were determined using month-end borrowings and the interest rates applicable to them. As of December 27, 2008, the Company had no amounts outstanding under its $200 million revolving credit facility.

The mortgage note was a 10-year note amortized over a 22-year period with quarterly payments of principal and interest of $47,988 and collateralized by certain real estate. In December 2008, the Company paid the remaining principal due on the note and the lien on the collateralized real estate was released.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005, which was obtained in conjunction with the closing of the Acquisition. Quarterly principal payments of $1.5 million are due on the term loans beginning June 2008 with any remaining principal due in September 2012; however, the agreement permits the Company to omit these payments if certain prepayments have been made during the previous four quarters. The Company made such optional principal prepayments in December 2008 and 2007 totaling $16.7 million and $35.0 million, respectively. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings under the revolving credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 0.625 percent to 1.25 percent and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. As of December 27, 2008, the applicable margin was 0.75 percent, resulting in an effective interest rate on outstanding borrowings of 4.6 percent, for the Company’s LIBOR-based borrowings. As a result of terminating the previous credit agreement in September 2007, $6.1 million in deferred debt fees and gains were written off and included in interest expense for the year ended December 29, 2007.

At December 27, 2008, the Company had $317.9 million of unused lines of credit, including $198.5 million under the committed, secured $200 million revolving line of credit and $119.4 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. Interest paid on total debt in 2008, 2007, and 2006 was $27.7 million, $52.9 million and $53.6 million, respectively.

During 2006, the Company renegotiated a line of credit with a financial institution in Australia. One of the terms of this credit facility required the Company to grant to the lender a lien on certain real estate located in Australia. This line of credit totals $2.7 million, and is included in the unused uncommitted lines of credit noted above. The real estate used to secure this line of credit had a book value of $5.3 million at the end of 2008.

Contractual maturities for long-term obligations at December 27, 2008 are summarized by year as follows (in millions):

Year ending:	Amount
December 26, 2009	$3.8
December 25, 2010	7.8
December 31, 2011	7.9
December 29, 2012	534.3
December 28, 2013	1.4
Thereafter	16.0

Total	$571.2

The 2007 Credit Agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, based on the Company’s current assumptions this is not expected to occur.

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

The Company’s fixed charge ratio is required to be in excess of 1.25 through the end of the third quarter of 2009, in excess of 1.40 through the end of the third quarter of 2010 and in excess of 1.50 thereafter. The leverage ratio must be below 2.75 through the third quarter of 2009. Beginning with the fourth quarter of 2009 the required ratio declines to 2.50 and remains at that level thereafter. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios as of and for the 12 months ended December 27, 2008 were 1.76 and 1.92, respectively.

The adjusted net worth requirement was $494.7 million as of December 27, 2008. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, adjusted to eliminate up to $75 million of goodwill and intangible asset impairment charges recorded after July 1, 2007. There is no adjustment for losses. The Company’s adjusted consolidated net worth at December 27, 2008 was $606.1 million.

Adjusted net worth (in millions)	As of December 27, 2008
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	186.3
Plus net increase from equity issuances, certain share repurchase, etc.	40.0

Adjusted net worth required	$494.7

Company’s adjusted net worth:
Total shareholders’ equity as of December 27, 2008	$474.0
Plus reductions resulting from foreign currency translation adjustments since year end 2005	82.2
Less increases resulting from tax benefit of employee stock option exercises	(14.9)
Plus reduction resulting from cash flow hedges since year end 2005	19.3
Plus reduction resulting from SFAS 158	23.0
Plus reduction resulting from adoption of FIN 48	2.2
Plus reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007	20.3

Adjusted net worth	$606.1

12 months ended December 27, 2008
Adjusted covenant earnings:
Net income	$161.4
Add:
Depreciation and amortization	60.6
Gross interest expense	41.7
Provision for income taxes	40.5
Pretax non-cash re-engineering and impairment charges	10.1
Equity compensation	8.5
Deduct:
Gains on land sales, insurance recoveries, etc.	24.9

Total adjusted covenant earnings	$297.9

Gross interest expense	$41.7
Less amortization and write off of debt costs	1.0

Equals cash interest	$40.7

Capital expenditures	$54.4
Less amount excluded per agreement	0.7

Equals adjusted capital expenditures	$53.7

12 months ended December 27, 2008
Fixed charge coverage ratio:
Adjusted covenant earnings	$297.9
Less:
Adjusted capital expenditures	53.7
Cash taxes paid	70.5

Subtotal	$173.7
Divided by sum of:
Scheduled debt payments	$3.5
Dividends and restricted payments	54.4
Cash interest	40.7

Subtotal	$98.6

Fixed charge coverage ratio	1.76

Consolidated total debt	$571.2
Divided by adjusted covenant earnings	$297.9
Leverage ratio	1.92

Capital Leases

In 2006, the Company initiated construction of a new Tupperware center of excellence manufacturing facility in Belgium which was completed in 2007 and replaced its existing Belgium facility. The total cost of the new facility and equipment totaled $24.0 million and was financed through a sales lease-back transaction under two separate leases. The two new leases are being accounted for as capital leases and have terms of 10 and 15 years and interest rates of 5.1 percent.

Following is a summary of all capital lease obligations at December 27, 2008:

(in millions)	December 27, 2008
Gross payments	$30.8
Less imputed interest	8.1

Total capital lease obligation	22.7
Less current maturity	1.3

Capital lease obligation—long-term portion	$21.4

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 27, 2008 and December 29, 2007. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that based on current market conditions the value of that debt was $495 million compared to the carrying value of $545 million at December 27, 2008. The lower fair value results from the difference in the interest rate spread under the 2007 Credit Agreement, which was 75 basis points at the end of 2008, versus the interest spread that the Company believes it would have been able to obtain as of December 27, 2008.

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

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of December 27, 2008 and December 29, 2007. Some amounts are between two foreign currencies:

Forward Contracts	2008		2007
(in millions)	Buy	Sell	Buy	Sell
US dollars	$141.2		$66.1
New Zealand dollars	6.7		8.2
Indonesian rupiah	6.1		1.8
Malaysian ringgit	3.4		4.7
Danish krona	3.1		0.9
Brazilian real	1.4		1.6
South Korean won	1.1		20.5
Singapore dollars	0.4		11.7
Hong Kong dollars	—		2.7
Euro		$45.1		$7.2
Japanese yen		29.9		59.7
Swiss francs		15.7		92.8
Mexican peso		14.3	33.6
Russian ruble		14.3		12.8
Polish zloty		9.8		—
Canadian dollars		8.6	11.2
Philippine pesos		7.4		8.4
Australian dollars		5.1		1.4
South African rand		4.3	18.0
Croatian kuna		2.4		2.4
U.K. pounds		2.0		1.4
Argentine pesos		1.8		1.2
Czech koruna		1.6		1.4
Thai baht		1.4		1.3
Swedish krona		1.4		1.1
Lithuanian litas		1.2		0.2
Norwegian krona		1.1		1.5
Indian rupee		0.7		0.7
Other currencies (net)		0.3		0.9

	$163.4	$168.4	$181.0	$194.4

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing at December 27, 2008, the Company was in a net payable position of approximately $4.4 million related to its currency hedges.

The 2007 Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the 2007 Credit Agreement, and 75 basis points as of December 27, 2008, gave the Company an all-in effective rate of about 5.5 percent on these borrowings as of December 27, 2008.

In 2007, the Company entered into four forward interest rate agreements that fixed for 2008, the LIBOR base borrowing rate for $200 million under the 2007 Credit Agreement. These agreements locked in the LIBOR base rate for these borrowings at the forward rates then existing for the 3-month borrowing periods beginning at the end of December 2007 and at the end of the first three quarters of 2008. The average locked-in LIBOR rate was 4.3 percent. These agreements had all expired as of December 2008.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR –based floating obligation into a fixed obligation for $200.0 million for 2009 and $100.0 million for 2010. The Company will pay a weighted average rate of about 2.2 percent on the $200.0 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 75 basis points as of December 27, 2008.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $36.0 million ($23.0 million net of tax) and $9.2 million ($5.9 million net of tax) as of December 27, 2008 and December 29, 2007, respectively which is included as a component of other comprehensive income.

The Company’s credit agreement dated December 5, 2005 required it to maintain at least 40 percent of its outstanding borrowings at a fixed rate for a period of at least three years in the future. Beginning in December 2005 and January 2006, the Company effectively converted $375.0 million of its floating rate borrowings to fixed rate debt through interest rate swaps. The swap agreements called for the Company to receive a floating rate equal to the 3 month U.S. dollar LIBOR rate and pay a weighted average fixed rate of 4.8 percent. The swap agreements combined with a contractual 150 basis point spread gave the Company an all-in effective rate of 6.3 percent on these borrowings. The swap agreements were scheduled to expire in 2009 through 2012. In order to maintain compliance with the three-year requirement, in April 2007, the Company terminated three swaps with a total notional value of $175 million and purchased three new swaps with the same notional value that were to expire in 2012. Following this action, all of the swaps were to expire in 2011 and 2012. A gain of $0.5 million was realized on the termination of these agreements and was capitalized as a component of debt. When the Company entered into the 2007 Credit Agreement in September 2007 and terminated the credit agreement from 2005, these swap arrangements were terminated resulting in a payment of $3.5 million. In connection with retiring that agreement, the $0.5 million deferred gains on the previously terminated swaps were fully recognized and both amounts were included as a component of interest expense in the year ended December 29, 2007.

The fair value hedging relationships the Company has entered into have been highly effective and the ineffectiveness recognized in other expense for the years 2008, 2007 and 2006 was not material.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from forcasted purchases, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the year in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of December 27, 2008, December 29, 2007 and December 30, 2006, the balance in other comprehensive income (loss), net of tax, resulting from open foreign currency hedges designated as cash flow hedges was $2.9 million, $0.1 million and ($0.2) million , respectively. The change in the balance in other comprehensive loss was a net gain of $2.8 million, $0.3 million and $0.6 million during the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. The ineffective portion in other expense was not material.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in foreign currency translation adjustments within accumulated other comprehensive income. For the years ended 2008, 2007 and 2006, the Company recorded pre-tax net gains (losses) associated with these hedges of $16.0 million, $(20.6) million and $(8.3) million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months.

While the Company’s net equity and fair value hedges mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year ended December 27, 2008, the cash flow impact of these currency hedges was an outflow of $30.8 million.

The Company’s derivative financial instruments at December 27, 2008 and December 29, 2007 consisted solely of the financial instruments summarized above. All of the contracts, with the exception of the interest rate swaps, mature within 18 months. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross currency external payables and receivables, or forecast purchases.

The Company’s theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company also is exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be partially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued losses were $40.4 million, $22.9 million and $0.2 million at December 27, 2008, December 29, 2007 and December 30, 2006, respectively, and were recorded either in accrued liabilities or other assets depending upon the net position of the individual contracts. While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn partially offset by hedges of net equity and other forward contracts. The notional amounts listed in the table above change based upon the Company’s outstanding exposure to fair value fluctuations.

During January 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. The put options, which expired unexercised on various dates in 2007, had a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling $0.5 million. Although the Company considered these put options to be a hedge of its exposure to changes in the value of the euro, they did not qualify for hedge accounting under SFAS 133. Accordingly, the value of the options was marked to market at the end of each quarter of 2007, with the $0.5 million loss in value recorded as a component of other expense. In 2008 and 2006 the Company did not purchase or sell currency put options.

Note 8: Fair Value Measurements

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

Description of Assets (in millions)	December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8.4	$8.4	$—	$—
Foreign currency derivative contracts	32.3	—	32.3	—

Total	$40.7	$8.4	$32.3	$—

Description of Liabilities (in millions)	December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$36.0	$—	$36.0	$—
Foreign currency derivative contracts	36.7	—	36.7	—

Total	$72.7	$—	$72.7	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of December 27, 2008 the Company held foreign currency forward contracts to hedge various currencies which had a net fair value of negative $4.4 million based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 7 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. For the year ended December 27, 2008 there was no ineffectiveness of the interest rate swap hedges.

Included in the Company’s cash equivalents balance as of December 27, 2008 was $8.4 million in money market funds which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets.

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

On October 10, 2008, the FASB issued FSP FAS No. 157-3, Fair Value Measurements , (FSP FAS 157-3), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows or financial position.

Note 9: Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans were outstanding, were applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. During 2008, 2007 and 2006 participants surrendered a total of 26,347, 29,471 and 99,388 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.6 million, $0.7 million and $2.1 million, respectively as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $1.8 million, $0.3 million and $0.5 million during 2008, 2007 and 2006, respectively. Under the terms of the MSPP, if at the scheduled repayment date a loan remained outstanding and the Company’s stock price per share was below the market price when the loan was originated, the Company made cash bonus payments equal to the amount the value of the stock was below its purchase price, up to 25 percent of the outstanding principal on the loan then due. For 2008, 2007 and 2006 the cash bonus payments made under the plan were not material. For each share purchased, an option on two shares was granted under the 2000 Incentive Plan. See Note 14 to the Consolidated Financial Statements. The outstanding loans were recorded as subscriptions receivable and were secured by the shares purchased. As of the end of 2008, all principal had been paid. No further loans or sales of stock are being made under this Plan.

In 2008, 2007 and 2006, the Company returned to income $0.5 million, $0.1 million and $0.4 million, respectively, of the provision recorded since the adoption of the MSPP for the potential cash bonus payments described above associated with principal amounts due in 2008, 2007 and 2006. This was due to the associated loans being repaid prior to their due dates.

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

Note 10: Accumulated Other Comprehensive Loss

(In millions)	2008	2007
Foreign currency translation adjustments	$(270.9)	$(119.6)
Pension and retiree medical	(33.6)	(20.7)
Deferred loss on cash flow hedges	(20.1)	(5.8)

Total	$(324.6)	$(146.1)

Note 11: Statement of Cash Flow Supplemental Disclosure

For the years ended December 27, 2008, December 29, 2007 and December 30, 2006, the Company acquired $3.6 million, $15.7 million and $6.6 million of property, plant and equipment under capital lease arrangements. Additionally, for the year end December 27, 2008, December 29, 2007 and December 30, 2006 employees of the Company settled outstanding loans by returning Company stock worth $0.6 million, $0.7 million and $9.2 million, respectively, that was acquired with proceeds of those loans. For the year ended December 27, 2008, the Company received shares worth $3.8 million to pay the exercise price in connection with exercises of employee stock options, which are commonly referred to as stock swap exercises.

Note 12: Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2008	2007	2006
Domestic	$6.5	$(28.1)	$(31.7)
Foreign	195.4	169.5	135.5

Total	$201.9	$141.4	$103.8

The provision (benefit) for income taxes was as follows:

(In millions)	2008	2007	2006
Current:
Federal	$24.8	$36.0	$20.7
Foreign	50.8	71.9	35.4
State	1.3	(0.4)	0.3

	76.9	107.5	56.4

Deferred:
Federal	(39.7)	(59.8)	(38.8)
Foreign	3.5	(23.4)	(11.9)
State	(0.2)	0.2	3.9

	(36.4)	(83.0)	(46.8)

Total	$40.5	$24.5	$9.6

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate was as follows:

(In millions)	2008	2007	2006
Amount computed using statutory rate	$70.7	$49.5	$36.3
(Reduction) increase in taxes resulting from:
Net benefit from repatriating foreign earnings and direct foreign tax credits	(9.7)	(4.1)	(10.2)
Foreign income taxes	(24.7)	(28.0)	(28.3)
US tax impact of foreign currency transactions	(5.1)	—	—
Revaluation of Mexican tax assets	6.6	—	—
Impact of change in Mexican tax law	—	(1.9)	—
Other changes in valuation allowance for deferred tax assets	2.6	7.9	7.2
Foreign and domestic tax audit adjustments	0.3	1.3	—
Other	(0.2)	(0.2)	4.6

Total	$40.5	$24.5	$9.6

The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Deferred tax (liabilities) assets were composed of the following:

(In millions)	2008	2007
Purchased intangibles	$(53.4)	$(56.7)
Other	(8.9)	(9.9)

Gross deferred tax liabilities	(62.3)	(66.6)

Credit and net operating loss carry forwards	291.7	285.5
Fixed assets basis differences	29.0	34.1
Employee benefits accruals	41.0	28.4
Postretirement benefits	15.5	16.3
Inventory	9.6	10.5
Accounts receivable	14.6	14.2
Depreciation	3.1	2.3
Deferred costs	25.0	38.4
Liabilities under interest rate swap contracts	13.0	3.3
Other accruals	50.7	44.7

Gross deferred tax assets	493.2	477.7

Valuation allowances	(88.1)	(104.7)

Net deferred tax assets	$342.8	$306.4

At December 27, 2008, the Company had domestic federal and state net operating loss carry forwards of $40.5 million, separate state net operating loss carry forwards of $116.0 million, and foreign net operating loss carry forwards of $474.1 million. Of the total foreign and domestic net operating loss carry forwards, $479.2 million expire at various dates from 2009 to 2028, while the remainder have unlimited lives. During 2008, the Company realized net cash benefits of $6.3 million related to foreign net operating loss carry forwards. At December 27, 2008 and December 29, 2007, the Company had estimated foreign tax credit carry forwards of $120.2 million and $92.5 million, respectively, most of which expire in the years 2014 through 2018 if not utilized. Deferred costs in 2008 includes an asset of $23.6 million related to an advance payment agreement entered into by the Company with one of its foreign subsidiaries, which is expected to reverse over the next two years. At December 27, 2008 and December 29, 2007, the Company had valuation allowances against certain deferred tax assets totaling $88.1 million and $104.7 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management’s best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The credit and net operating loss carryforwards were impacted by an increase to federal foreign tax credit carryforwards of $31.0 million, offset by a decrease in foreign net operating losses of $24.6 million. The decrease in the foreign net operating losses was primarily due to changes in the foreign currency translation of those amounts. The $16.6 million decrease in valuation allowances for the year was also primarily the result of changes in the foreign currency translation of those amounts.

The Company paid income taxes, net, in 2008, 2007 and 2006 of $70.5 million, $49.1 million, and $29.5 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that will expire in 2009. The net benefit of the tax holidays in 2008, 2007 and 2006 was $1.5 million, $5.8 million and $6.4 million, respectively.

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

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. FSP FIN 48-1 was effective upon the initial adoption of FIN 48 and therefore was adopted by the Company at the beginning of fiscal 2007. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

As of December 27, 2008 and December 29, 2007, the Company’s gross unrecognized tax benefit was $46.9 million and $41.1 million, respectively. The Company estimates that approximately $45.5 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2008	2007
Balance, beginning of year	$41.1	$30.2
Additions based on tax positions related to the current year	11.2	10.6
Additions for tax positions of prior years	2.1	2.1
Reductions for tax positions of prior years	(2.8)	(1.1)
Settlements	(1.3)	(2.3)
Reductions for lapse in statute of limitations	(1.9)	(0.6)
Impact of foreign currency rate changes versus the U.S. dollar	(1.5)	2.2

Balance, end of year	$46.9	$41.1

Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.1 million and $8.9 million as of December 27, 2008 and December 29, 2007, respectively. Interest and penalties included in the provision for income taxes totaled $0.9 million and $1.3 million for the years ended December 27, 2008 and December 29, 2007, respectively.

During the year, the Company reduced its liability by $2.8 million and paid $1.3 million related to competent authority resolutions and other settlements in various jurisdictions. The settlements included a payment of $1.0 million in accrued interest and penalties and a reduction of total accrued interest and penalties of $0.8 million. In addition, the company reduced its liability by $1.9 million due to the expiration of statutes of limitation in various jurisdictions. The Company operates globally and files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, Australia (2004), France (2004), Germany (1998), India (1997), Italy (2003), Japan (1999), Mexico (2001), and South Korea (2003) with limited exceptions.

Based on the number of periods currently under examination, the Company anticipates some of the audits may conclude within the next 12 months. As of the end of 2008, the Company classified $1.2 million of unrecognized tax benefits as a current liability, representing potential settlement of individually insignificant income tax positions in one or more jurisdictions within the next year. In addition, the Company anticipates some additional audits may conclude within the next 12 months. However, the Company is unable to estimate the impact of such events, if any, on its uncertain tax positions recorded as of the end of 2008. It is also reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the expiration of statutes of limitations in various jurisdictions as well as additions due to ongoing transactions and activity.

The Company has $679.2 million of undistributed earnings of international subsidiaries. The Company has not provided for U.S. deferred income taxes on these undistributed earnings because of its intention to indefinitely reinvest these earnings.

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

The Company recognized $9.4 million and $5.5 million of benefits for deductions associated with the exercise of employee stock options in 2008 and 2007, respectively. No benefits were recognized in 2006 due to the losses noted above. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

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

Effective June 30, 2005, the Company froze the benefits to participants under certain of its U.S. defined benefit pension plans. In conjunction with the benefit freeze, the Company increased its basic contribution related to one of its domestic defined contribution plans from 3 percent of eligible employee compensation up to the Social Security Wage Base to 5 percent.

Effective December 30, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This Statement requires employers to recognize in their balance sheets the overfunded or underfunded status of defined benefit post-retirement plans, measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated post-retirement benefit obligation for other post-retirement plans). Employers must recognize the change in the funded status of the plan in the year in which the change occurs through accumulated other comprehensive income. This Statement also requires plan assets and obligations to be measured as of the employers’ balance sheet date.

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

Under both SFAS 87 and SFAS 106, changes in the funded status were not immediately recognized; rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS 158, the Company recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive loss.

The Company uses a fiscal year end measurement date for its plans. The funded status of all of the Company’s plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2008	2007	2008	2007	2008	2007
Change in benefit obligations:
Beginning balance	$46.9	$45.5	$48.5	$46.3	$147.5	$139.4
Service cost	0.8	0.7	0.1	0.2	7.7	7.0
Interest cost	2.8	2.5	2.4	2.6	7.2	6.1
Actuarial (gain) loss	2.4	0.7	(7.0)	3.3	(5.5)	(1.2)
Benefits paid	(2.7)	(2.5)	(3.6)	(3.9)	(14.1)	(10.5)
Impact of exchange rates	—	—	—	—	0.4	9.8
Plan participant contributions	—	—	—	—	2.1	0.9
Settlements	—	—	—	—	(0.3)	(1.3)
Curtailment	—	—	—	—	—	(2.7)

Ending balance	$50.2	$46.9	$40.4	$48.5	$145.0	$147.5

Change in plan assets at fair value:
Beginning balance	$32.3	$29.2	$—	$—	$76.8	$67.1
Actual return on plan assets	(7.6)	2.1	—	—	(12.8)	3.4
Company contributions	1.4	3.9	3.6	3.9	10.3	7.4
Plan participant contributions	—	—	—	—	2.8	1.5
Benefits and expenses paid	(3.0)	(2.9)	(3.6)	(3.9)	(13.7)	(8.7)
Impact of exchange rates	—	—	—	—	1.1	7.3
Settlements	—	—	—	—	(0.3)	(1.2)

Ending balance	$23.1	$32.3	$—	$—	$64.2	$76.8

Funded status of the plan	$(27.1)	$(14.6)	$(40.4)	$(48.5)	$(80.8)	$(70.7)

Unrecognized actuarial loss	20.6	8.5	11.2	18.8	23.8	11.4
Unrecognized prior service cost/(benefit)	0.4	0.7	(8.3)	(9.1)	0.4	1.5

Net amount recognized	$(6.1)	$(5.4)	$(37.5)	$(38.8)	$(56.6)	$(57.8)

Amounts recognized in the balance sheet consisted of:

(in millions)	December 27, 2008	December 29, 2007
Accrued benefit liability	$(148.3)	$(133.8)
Accumulated other comprehensive loss (pre-tax)	48.1	31.8

Net amount recognized	$(100.2)	$(102.0)

Items not yet recognized as a component of pension expense as of December 27, 2008 and December 29, 2007 consisted of:

	2008		2007
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Prior service cost/(benefit)	$0.8	$(8.3)	$2.2	$(9.1)
Net actuarial loss	44.4	11.2	19.9	18.8

Accumulated other comprehensive loss (pre-tax)	$45.2	$2.9	$22.1	$9.7

Components of other comprehensive income (loss) for the years ended December 27, 2008 and December 29, 2007 consisted of the following:

	2008		2007
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Amortization of prior service cost and net actuarial loss included in net periodic pension cost	$2.0	$(0.2)	$1.3	$0.2
Net prior service cost arising during period	—	—	0.2	—
Net gain (loss) arising during period	(25.1)	7.0	4.6	(3.3)

Other comprehensive income (loss)	$(23.1)	$6.8	$6.1	$(3.1)

In 2009, the Company expects to recognize approximately $0.5 million of the prior service benefit and $4.2 million of the net actuarial loss as a component of pension and postretirement expense.

The accumulated benefit obligation for all defined benefit pension plans at December 27, 2008 and December 29, 2007 was $176.3 million and $168.3 million, respectively. At December 27, 2008 and December 29, 2007, the accumulated benefit obligations of certain pension plans exceeded those plans’ assets. For those plans, the accumulated benefit obligations were $153.0 million and $121.6 million, and the fair value of their assets was $60.7 million and $51.4 million as of December 27, 2008 and December 29, 2007, respectively. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.

The costs associated with all of the Company’s plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost:
Service cost and expenses	$8.5	$8.0	$8.2	$0.1	$0.2	$0.5
Interest cost	9.9	8.5	8.8	2.4	2.6	3.2
Return on plan assets	(13.1)	(5.1)	(2.9)	—	—	—
Curtailment	(0.7)	—	—	—	—	(0.3)
Recognized net actuarial loss	7.1	1.0	0.4	—	1.0	1.0
Net deferral	2.0	0.3	(1.0)	(0.2)	(0.8)	(0.2)

Net periodic benefit cost	$13.7	$12.7	$13.5	$2.3	$3.0	$4.2

Weighted average assumptions:
U.S. plans
Discount rate	6.0%	5.8%	5.5%	6.0%	5.8%	5.5%
Return on plan assets	8.5	8.5	8.5	n/a	n/a	n/a
Salary growth rate	5.0	5.0	5.0	n/a	n/a	n/a
Foreign plans
Discount rate	4.7%	4.7%	4.3%	n/a	n/a	n/a
Return on plan assets	4.5	5.0	5.0	n/a	n/a	n/a
Salary growth rate	3.1	3.1	3.0	n/a	n/a	n/a

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2008 was 8.3 percent and 4.5 percent, respectively and 8.5 percent and 5.0 percent for 2007, respectively.

The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The weighted average discount rate used to determine the benefit obligation for the U.S. and foreign plans for 2008 was 5.8 percent and 4.7 percent, respectively and 6.0 percent and 4.7 percent, respectively for 2007.

The assumed healthcare cost trend rate for 2008 was 8.0 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2015. The healthcare cost trend rate assumption could have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.2	$(0.2)
Effect on post-retirement benefit obligation	2.6	(2.3)

The Company’s weighted-average asset allocations at December 27, 2008 and December 29, 2007 by asset category were as follows:

	2008		2007
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	62%	30%	61%	39%
Debt securities	37	42	38	37
Real estate	—	5	—	5
Cash and money market investments	1	12	1	11
Other	—	11	—	8

Total	100%	100%	100%	100%

The Company’s specific return objective on its U.S. pension plan is to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The Company has adopted the following target asset class allocations for its U.S. pension plan: 62 percent in equity securities (32 percent large U.S. stocks, 20 percent small U.S. stocks, and 10 percent international stocks) and 38 percent fixed income securities (37 percent bonds and 1 percent U.S. cash equivalents). The asset classes may be rebalanced to obtain the target asset mix if the percentages fall outside of acceptable range variances. The investment policy is reviewed from time to time to ensure consistency with the long-term objective of funding at least 90 percent of the plan’s liabilities. Options, derivatives, forwards, futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. Transactions that would jeopardize the tax-exempt status of the plan are not allowed. Lending of securities may be permitted in cases in which an appropriate gain can be realized. The Company does not invest directly in its own stock; however, this restriction does not prevent investment in insurance company accounts, other commingled or mutual funds, or any index funds which may hold securities of the Company. Additional guidelines for investment managers selected by the Company to manage equity securities prohibit the securities of one company or affiliated group, other than U.S. government securities, to exceed 5 percent of the portfolio and provide that no more than 25 percent of a separately managed portfolio be invested in any one industry, unless that industry represents greater than 20 percent of the benchmark market index. International equity investments shall be diversified by country and by industry and primarily include securities listed on significant exchanges. Equity portfolios may include a small portion of convertible bonds and preferred stock but these securities do not substitute as bonds within the portfolios. Investment managers selected by the Company to manage the fixed income investments are also prohibited from holding more than 5 percent in any one company or affiliated group of companies, other than U.S. government securities, and from holding more than 25 percent of investments in any one industry. In addition, no more than 25 percent of the fixed income portfolio may be invested in foreign securities and no more than 25 percent of the portfolio may be invested in below investment grade securities.

The Company expects to contribute $13.2 million to its U.S. and foreign pension plans and $3.8 million to its other U.S. postretirement benefit plan in 2009.

The Company’s actual return experience for the year ended December 27, 2008 was a loss of 24 percent for its U.S. Plans and 17 percent for its foreign plans compared to the assumed return of those assets noted above. The losses are expected to negatively impact the Company’s 2009 pension costs by approximately $1.3 million. The 2009 contributions for the Company’s pension plan are expected to be approximately $13.2 million. As a result of the economic conditions impacting plan assets in 2008, the Company decreased the targeted funding levels for the funded U.S. plan from 90 percent in 2008 to 80 percent in 2009; however, the Company’s funding of the U.S. plan is and will be within the legal requirements.

The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $7.4 million in 2008, $5.8 million in 2007 and $5.5 million in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company’s foreign and U.S. plans:

Years	Pension benefits	Postretirement benefits	Subsidy Receipts	Total
2009	11.1	4.3	0.5	14.9
2010	10.2	4.3	0.5	14.0
2011	25.2	4.4	0.5	29.1
2012	11.2	4.3	0.5	15.0
2013	11.8	4.3	0.5	15.6
2014-2018	69.0	19.8	2.9	85.9

Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company expects subsidy receipts of $5.4 million from 2009 through 2016 related to these prescription drug benefits.

Note 14: Incentive Compensation Plans

Incentive Plans. On May 17, 2006 the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2006 Incentive Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. The total number of shares available for grant under the 2006 Incentive Plan as of December 27, 2008, was 2,192,079 of which 900,597 could be issued in the form of restricted stock or restricted stock units.

Other than for options on 157,118 shares exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values.

Outstanding unvested options generally vest in one-third increments on the anniversary of the grant date in each of the following three years; however, certain options granted in 2000 and 2001 have terms that provide for vesting after seven years, or earlier if certain stock price appreciation goals are attained. During 2008, options of this type on 45,071 shares vested and options of this type on 1,510,616 shares vested prior to 2008. At December 27, 2008, options of this type to purchase 1,019,668 shares were outstanding. As of the end of 2008, there were no unvested options of this type.

All outstanding options have exercise periods that are 10 years from the date of grant and outstanding restricted shares have initial vesting periods ranging from one to six years. Included in the restricted stock activity are 110,000 shares granted in 2006 under which vesting is based on certain performance conditions that were achieved in 2008. Under the plan, awards that are canceled or expire are added back to the pool of available shares.

The Company also has rolling performance share plans under which selected key senior executives are eligible to participate. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, if performance measures have been achieved. Plans with performance periods ending in 2008 and earlier were paid out in cash based on the Company average stock price over the last 60 trading days of the final year of the performance period. In November 2008, the Company modified this program and beginning with the plan with a performance period ending in 2009, the awards will be made in the Company’s common stock. Under the provision of SFAS 123(R) this reflected a modification of the running plans from liability based awards to equity based awards. As a result, the Company reclassified $1.6 million from long-term liabilities to additional paid in capital during the year ended December 27, 2008. The Company will continue to record expense on these awards based on the probability of achieving the performance conditions over the three year performance period; however, the Company will no longer remeasure the fair value of the awards, as had been the case previously, as the per share value of the awards were fixed on the date the awards were modified. The Company has paid in cash to participants $3.0 million, $3.7 million and $2.3 million for the plans ending in 2008, 2007 and 2006, respectively.

In January 2009, the terms of then-outstanding stock options were modified to allow employees to net share settle when exercising their stock options. This modification of the awards had no material impact.

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

Under the Director Stock Plan, non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director is eligible to receive a stock award in such form, at such time and in such amount as may be determined by the Nominating and Governance Committee of the Board of Directors. The number of shares authorized for grant under the Director Stock Plan and the number of shares available for grant as of December 27, 2008, were 600,000 and 211,595, respectively. Shares available have been reduced by 23,484 restricted stock units granted in 2008, which will vest in 2009, and had a grant-date fair value of $36.19.

Compensation expense associated with restricted stock and restricted stock unit grants which settle in stock is equal to the market value of the shares on the date of grant and is recorded pro rata over the requisite service period. For awards which are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares. For fiscal years 2008, 2007 and 2006, compensation expense associated with restricted stock and restricted stock units granted to employees and directors was $3.4 million, $3.0 million and $2.5 million, respectively.

Compensation expense associated with all employee stock-based compensation was $8.5 million, $7.6 million and $6.6 million in 2008, 2007 and 2006, respectively. The tax benefit associated with this compensation expense was $3.1 million, $2.7 million and $2.4 million in 2008, 2007 and 2006, respectively.

Earned cash performance awards of $22.5 million, $21.3 million and $15.7 million were included in the Consolidated Statements of Income for 2008, 2007 and 2006, respectively.

Stock option activity for 2008 under all of the Company’s Incentive Plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 29, 2007	7,163,330	$20.44	5,646,699	$18.36
Granted	715,700	17.59
Expired / Forfeited	(25,057)	25.76
Exercised	(1,526,104)	18.64

Balance at December 27, 2008	6,327,869	$20.52	4,866,334	$19.48

The intrinsic value of options exercised during 2008, 2007, and 2006 totaled $23.0 million, $22.9 million and $1.5 million, respectively. As of December 27, 2008, total unrecognized stock based compensation expense related to unvested stock options and restricted stock was $11.0 million, which is expected to be recognized over a weighted average period of 26 months. The average remaining contractual life on shares outstanding and exercisable options is 5.1 years and 3.8 years, respectively. The weighted average estimated grant date fair value of 2008, 2007 and 2006 option grants was $5.51, $7.72 and $4.26 per share, respectively.

Restricted stock and restricted stock unit activity for 2008 under all of the Company’s Incentive Plans is summarized in the following table:

Restricted stock and restricted stock units	Shares outstanding	Weighted average grant date fair value
Balance at December 29, 2007	412,567	$23.21
Granted	209,834	19.98
Award modification of performance share plans	167,300	17.54
Vested	(238,880)	22.86
Forfeited	(4,000)	22.16

Balance at December 27, 2008	546,821	$20.40

The fair value of restricted stock and restricted stock units vested in 2008, 2007 and 2006 was $5.5 million, $3.3 million and $2.3 million, respectively. Included in the restricted stock units granted in 2008 are 6,850 shares which upon vesting will be settled in cash. These shares are remeasured at the end of each reporting period and accrued expense is included as a liability in the Consolidated Financial Statements. As of December 27, 2008 these awards had a fair value of $0.1 million.

In 2009, the Board of Directors of the Company granted stock options on 117,850 shares and 250,000 shares of restricted stock to certain employees. The aggregate grant date fair value of the awards was $5.0 million.

Stock from treasury shares is issued when stock options are exercised or restricted stock is awarded. If no such shares are available in the future, newly issued shares will be distributed. In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. At that time, the Company intended to use proceeds from stock option exercises to make purchases under the authorization to offset a portion of the dilution that would otherwise result from these exercises. In October 2008, the Company’s Board authorized the repurchase of shares under the program with cash generated from the Company’s operations as well. For the year ended December 27, 2008 and December 29, 2007, respectively, under this authorization the Company repurchased 0.6 million shares at an aggregate cost of $22.7 million and 1.4 million shares at an aggregate cost of $41.6 million.

Note 15: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method.

The Company’s reportable segments include the following businesses:

Europe	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.
Asia Pacific
North America

Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® and Armand Dupree® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the Nutrimetics® and Fuller® brands, respectively. Both kitchen and beauty products in South America under the Fuller®, Nuvo® and Tupperware ® brands.

Worldwide sales of beauty and personal care products totaled $711.2 million, $719.0 million and $663.3 million in 2008, 2007 and 2006, respectively.

(In millions)	2008	2007	2006
Net sales:
Tupperware:
Europe	$769.6	$688.2	$615.9
Asia Pacific	336.1	292.4	239.7
North America	303.3	289.8	255.5
Beauty:
North America	460.7	461.5	423.1
Beauty Other	292.1	249.5	209.5

Total net sales	$2,161.8	$1,981.4	$1,743.7

Segment profit (loss):
Tupperware:
Europe	$123.8	$111.0	$94.4
Asia Pacific	64.7	52.0	33.8
North America	27.7	21.3	8.7
Beauty:
North America	60.5	66.3	58.1
Beauty Other	(5.0)	(7.6)	(12.7)

Total profit	$271.7	$243.0	$182.3

Unallocated expenses	(39.8)	(43.9)	(36.4)
Other, net (a),(c)	24.9	11.8	12.5
Re-engineering and impairment charges (b)	(9.0)	(9.0)	(7.6)
Impairment of goodwill and intangible assets (d)	(9.0)	(11.3)	—
Interest expense, net (e)	(36.9)	(49.2)	(47.0)

Income before income taxes	$201.9	$141.4	$103.8

(In millions)	2008	2007	2006
Depreciation and amortization:
Tupperware:
Europe	$23.1	$22.5	$21.3
Asia Pacific	10.4	10.9	13.4
North America	9.0	8.8	10.8
Beauty:
North America	9.3	11.4	16.3
Beauty Other	7.4	8.4	9.6
Corporate	1.4	1.5	1.5

Total depreciation and amortization	$60.6	$63.5	$72.9

Capital expenditures:
Tupperware:
Europe	$21.6	$19.1	$19.5
Asia Pacific	9.7	7.6	9.0
North America	6.5	3.9	6.8
Beauty:
North America	9.4	5.6	7.3
Beauty Other	5.3	6.1	4.7
Corporate	1.9	8.0	4.8

Total capital expenditures	$54.4	$50.3	$52.1

Identifiable assets:
Tupperware:
Europe	$386.0	$392.2	$329.9
Asia Pacific	187.7	167.9	173.2
North America	162.8	183.4	198.5
Beauty:
North America	412.0	476.7	460.3
Beauty Other	265.3	312.8	291.5
Corporate	401.8	335.7	258.7

Total identifiable assets	$1,815.6	$1,868.7	$1,712.1

a.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2008, 2007 and 2006, pretax gains from these sales were $2.2 million, $5.6 million and $9.3 million, respectively, and were recorded in Other, net in the table above. Internal costs for management incentives directly related to these sales were $0.2 million in 2006. Effective December 30, 2006, this incentive compensation program was terminated.
b.	The re-engineering and impairment charges line provides for severance and other exit costs. See Note 2 to the Consolidated Financial Statements.
c.	In 2008, the Company recognized $23.3 million in insurance pre-tax gains, $22.2 million relating to the 2007 fire in South Carolina, $1.1 million from flood damage in France and Indonesia. In 2008, the Company recorded $0.6 million in losses from asset disposals in the Philippines. The 2007, operating results were impacted by the sale of excess land in Australia resulting in a $2.1 million pretax gain and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippine manufacturing facility. During 2006, the Company recorded pretax gains of $4.4 million as a result of an insurance settlement from hurricane damage suffered at the Company’s headquarters location in Orlando, Florida. Additionally, in 2006 the Company recorded expense of $1.2 million related to a loss arising from a fire at its former manufacturing facility in Tennessee. In 2007, a gain of $2.5 million was recognized in settlement of the associated insurance claim with the Tennessee facility. These amounts are included in Other, net in the table above.

d.	As a result of valuations performed, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename in 2008, and an $11.3 million impairment to the Nutrimetrics tradename and goodwill in 2007. See Note 6 to the Consolidated Financial Statements. The Nutrimetics goodwill and tradename is included in the Beauty Other segment and the NaturCare tradename is included in the Asia Pacific segment.
e.	In 2007, the Company entered into a new credit agreement replacing the existing credit facility which resulted in a non-cash write-off of deferred debt costs totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain related floating-to-fixed interest rate swaps resulting in a $3.5 million termination payment also included in interest expense for 2007.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care versus Tupperware®, are not captured in the financial statements and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Export sales were insignificant. Sales to customers in Germany were $197.1 million, $192.4 million and $198.0 million in 2008, 2007 and 2006, respectively. Sales of Tupperware and beauty products to customers in Mexico were $429.3 million, $411.0 million and $370.4 million in 2008, 2007 and 2006, respectively. There was no other foreign country in which sales were material to the Company’s total sales. Sales of Tupperware and BeautiControl products to customers in the United States were $295.6 million, $305.6 million and $284.9 million in 2008, 2007 and 2006, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2008, 2007 and 2006, respectively, long-lived assets in the United States were $72.2 million, $75.3 million and $90.1 million.

As of December 27, 2008 and December 29, 2007 the Company’s net investment in international operations was $831.6 million and $868.0 million, respectively. The Company is subject to the usual economic risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Included in the cash balance of $124.8 million reported at the end of 2008 was a cash balance of $16.1 million denominated in Venezuelan bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately repatriate this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. It has applied for authorization to transfer approximately $7.4 million out of the country at the exchange rate used to state in U.S. dollars the bolivars held at December 27, 2008. The Company believes it could immediately repatriate the cash from Venezuela, but it would only be able to do so at an exchange rate that is currently approximately 60 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statements of Income. Also included in the Company’s cash balance at the end of 2008 was cash of $24.0 million in China and $11.7 million in India, which the Company is currently working to efficiently make available outside of those countries.

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

Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company’s former parent, and Tupperware, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents. As part of the Acquisition, Sara Lee Corporation indemnified the Company for any liabilities arising out of any existing litigation at the time of the Acquisition and for certain legal matters arising out of circumstances which might relate to periods before or after the date of the Acquisition.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company is adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of December 27, 2008, the Company had received $42.6 million in proceeds, of which $39.6 million was received in 2008, from its insurance companies to recover the destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire resulting in a $22.2 million pre-tax gain after netting the costs of all assets lost and direct costs incurred related to the fire. The Company expects to receive additional proceeds in 2009 to settle the remaining amounts due under the claim; however, at this time these amounts had not been included in the gain recorded as the contingency related to these amounts have not yet been resolved and the amount is not currently determinable. The Company included $19.5 million of proceeds in operating activities on the Consolidated Statement of Cash flows as these proceeds related to destroyed inventory and certain fire related costs. The Company included $6.4 million and $3.0 million in proceeds in investing activities for the years ended December 27, 2008 and December 29, 2007, respectively, as they related to property, plant and equipment.

Leases. Rental expense for operating leases totaled $31.8 million in 2008, $30.3 million in 2007 and $26.7 million in 2006. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 27, 2008 were: 2009—$23.2 million; 2010—$13.2 million; 2011—$5.6 million; 2012—$3.8 million, 2013—$3.6 million and after 2013—$3.5 million. Leases included in the minimum rental commitments for 2008 and 2009 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years with the remaining leases related to office space and equipment. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. The Company has a lease agreement on a warehouse located in Europe which offers a purchase option of about $4.0 million, which is expected to approximate fair market value, at the end of the lease term in 2010. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17: Related Party Transactions

Tupperware Brands and its subsidiaries from time to time use the services of an outside printing firm. The Company’s chairman and chief executive officer is a member of this firm’s board of directors. The transactions with this counterparty are considered related party transactions due to this relationship. The nature of these transactions were limited to certain printing services for the Company’s catalogs as well as the Company’s annual report. The total aggregate value of these transactions in 2008 was $2.5 million, which is included in DS&A in the Company’s Consolidated Financial Statements.

Note 18: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 27, 2008 and December 29, 2007.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 27, 2008:
Net sales	$543.4	$583.6	$513.1	$521.7
Gross margin	348.6	384.3	327.0	337.8
Net income	32.1	36.0	27.5	65.8
Basic earnings per share	0.52	0.59	0.44	1.07
Diluted earning per share	0.51	0.56	0.44	1.06
Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	39.49	44.98	41.33	28.08
Low	23.60	33.30	26.84	14.63
Close	37.56	33.40	28.41	20.76

Year ended December 29, 2007:
Net sales	$456.9	$492.9	$454.7	$576.9
Gross margin	295.7	325.3	293.8	371.2
Net income	19.6	35.5	6.9	54.9
Basic earnings per share	0.33	0.58	0.11	0.90
Diluted earning per share	0.32	0.56	0.11	0.88
Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	25.19	29.60	33.36	36.74
Low	21.56	24.52	25.95	31.04
Close	24.93	28.74	31.49	33.06

Certain items impacting quarterly comparability for 2008 and 2007 are as follows:

•

In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. In the third quarter of 2008, the Company recorded pretax gains of $2.2 million related to these land sales. In the third quarter of 2007, the Company recorded pretax gains of $5.6 million related to these land sales.

•

Pretax re-engineering and impairment costs of $2.2 million, $3.5 million, $1.2 million and $2.1 million were recorded in the first through fourth quarters of 2008, respectively. Pretax re-engineering and impairment costs of $2.8 million, $0.8 million, $3.0 million and $2.4 million were recorded in the first through fourth quarters of 2007, respectively.

•

In the second quarter of 2008, as a result of interim impairment tests performed, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. In the third quarter of 2007, the Company completed its annual review of goodwill and intangible assets of the Acquired units. As a result of this review the Nutrimetics’ goodwill and tradename were deemed to be impaired, resulting in an impairment of $11.3 million.

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

•

In the fourth quarter of 2008 the Company recognized $22.7 million in insurance pre-tax gains, $22.2 million relating to the 2007 fire in South Carolina and $0.5 million from flood damage in France. In the second quarter of 2008 the Company recognized $0.6 million in pre-tax insurance gains from flood damage in Indonesia. In the first quarter of 2007, a gain of $2.5 million was recognized in settlement of insurance claims associated with the 2006 fire at the Company’s former manufacturing facility in Tennessee.

•

In the fourth quarter of 2008, the Company recorded $0.6 million in losses from asset disposals in the Philippines. The 2007 operating results were impacted by the sale of excess land in Australia resulting in a $2.1 million pretax gain recorded in the second quarter and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippine manufacturing facility recorded in the fourth quarter.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and comprehensive income and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the accompanying financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 24, 2009

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were effective as of the end of the period covered by this report. The effectiveness of the Company’s internal control over financial reporting as of December 27, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2009 Annual Meeting of Shareholders to be held on May 13, 2009 and is incorporated herein by reference.

The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 13, 2009 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 13, 2009 sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2008, as set forth by Item 407(c)(3).

The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 13, 2009 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee including the members of the Committee and the financial expert, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2009, and the information in such Proxy Statement relating to executive officers’ and directors’ compensation is incorporated herein by reference.

The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2009 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 13, 2009, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set fourth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the Annual Meeting of Shareholders to be held on May 13, 2009, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 27, 2008, December 29, 2007 and December 30, 2006;

Consolidated Balance Sheets—December 27, 2008 and December 29, 2007;

Notes to the Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedule

The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 27, 2008.

All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

*3.2	Amended and Restated By-laws of the Registrant as amended August 28, 2008 (Attached as Exhibit 3.2 to Form 8-K, filed with the SEC on August 28, 2008 and incorporated herein by reference).

10.1	1996 Incentive Plan as amended through January 26, 2009.

10.2	Directors’ Stock Plan as amended through January 26, 2009.

10.3	Form of Change of Control Employment Agreement

*10.4	Credit Agreement dated September 28, 2007 (Attached as Exhibit 10.1 to Form 8-K, filed with the SEC on October 2, 2007 and incorporated herein by reference).

*10.5	Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the SEC on August 15, 2005 and incorporated herein by reference).

10.6	Forms of stock option, restricted stock and restricted stock unit agreements utilized with the Registrant’s officers and directors under certain stock-based incentive plans.

10.7	2000 Incentive Plan as amended through January 26, 2009.

Exhibit Number	Description

*10.8	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings dated June 1, 2003. (Attached as Exhibit 10.2 to Form 10-Q filed with the SEC on August 12, 2003, and incorporated herein by reference).

10.9	Supplemental Executive Retirement Plan, amended and restated effective January 1, 2009.

10.10	2002 Incentive Plan, as amended through January 26, 2009.

10.11	Supplemental Plan, amended and restated effective January 1, 2009.

10.12	2006 Incentive Plan as amended through January 26, 2009.

21	Subsidiaries of Tupperware Brands Corporation as of February 18, 2009.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

*	Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 27, 2008

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E.
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 27, 2008	$52.8	$9.1	$—	$(7.5) / F1 (5.2) / F2	$49.2
Year ended December 29, 2007	42.4	14.2	—	(7.7) / F1 3.9 / F2	52.8
Year ended December 30, 2006	37.0	8.3	—	(5.5) / F1 2.6 / F2	42.4
Valuation allowance for deferred tax assets:
Year ended December 27, 2008	104.7	2.6	—	(19.2) / F2	88.1
Year ended December 29, 2007	47.0	57.1	—	0.6 / F2	104.7
Year ended December 30, 2006	39.8	8.0	—	(2.0) / F1 1.2 / F2	47.0
Allowance for Inventory Valuation:
Year ended December 27, 2008	28.9	13.4	—	(2.8) / F2 (7.9) / F3	31.6
Year ended December 29, 2007	19.8	12.6	—	3.6 / F2 (7.1) / F3	28.9
Year ended December 30, 2006	22.7	6.9	—	1.1 / F2 (10.9) / F3	19.8

F1	Represents write-offs less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs less inventory sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION (Registrant)

By:	/s/ E.V. GOINGS
E.V. Goings Chairman and Chief Executive Officer

February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS E.V. Goings	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL S. POTESHMAN Michael S. Poteshman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ NICHOLAS K. POUCHER Nicholas K. Poucher	Vice President and Controller (Principal Accounting Officer)

* Catherine A. Bertini	Director

* Rita Bornstein, Ph.D.	Director

* Kriss Cloninger III	Director

* Clifford J. Grum	Director

* Joe R. Lee	Director

* Bob Marbut	Director

* Angel R. Martinez	Director

* Robert J. Murray	Director

Signature	Title

* David R. Parker	Director

* Joyce M. Roché	Director

* J. Patrick Spainhour	Director

* M. Anne Szostak	Director

By:	/s/ THOMAS M. ROEHLK
Thomas M. Roehlk Attorney-in-fact

February 24, 2009