Form 10-Q
period 2009-03-28
TUPPERWARE BRANDS CORP
filed 2009-05-06
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

As of May 1, 2009, 62,619,227 shares of the common stock, $0.01 par value, of the registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	March 28, 2009	March 29, 2008
Net sales	$462.8	$543.4
Cost of products sold	160.1	194.8

Gross margin	302.7	348.6

Delivery, sales and administrative expense	258.8	297.8
Re-engineering and impairment charges, net	2.7	2.2

Operating income	41.2	48.6

Interest income	0.7	1.1
Interest expense	8.1	8.7
Other expense	1.5	1.4

Income before income taxes	32.3	39.6
Provision for income taxes	6.7	7.5

Net income	$25.6	$32.1

Earnings per share:
Basic	$0.41	$0.52
Diluted	0.41	0.51

Weighted-average shares outstanding:
Basic	62.2	61.2
Diluted	62.5	63.1

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	March 28, 2009	December 27, 2008
ASSETS
Cash and cash equivalents	$91.4	$124.8
Accounts receivable, less allowances of $26.2 million in 2009 and $27.4 million in 2008	161.0	163.6
Inventories	266.8	277.3
Deferred income tax benefits, net	59.9	62.1
Non-trade amounts receivable, net	47.0	52.2
Prepaid expenses and other current assets	29.1	23.8

Total current assets	655.2	703.8

Deferred income tax benefits, net	346.3	349.7
Property, plant and equipment, net	236.9	245.4
Long-term receivables, net of allowances of $19.1 million in 2009 and $19.9 million in 2008	24.8	26.3
Trademarks and tradenames	162.1	171.2
Other intangible assets, net	15.7	17.9
Goodwill	263.5	276.1
Other assets, net	25.0	25.2

Total assets	$1,729.5	$1,815.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$112.7	$154.0
Short-term borrowings and current portion of long-term debt and capital lease obligations	16.8	3.8
Accrued liabilities	258.7	293.7

Total current liabilities	388.2	451.5

Long-term debt and capital lease obligations	564.8	567.4
Other liabilities	319.0	322.7

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,563,470 and 62,367,289 shares issued in 2009 and 2008, respectively	0.6	0.6
Paid-in capital	58.0	56.4
Retained earnings	754.7	743.2
Treasury stock 66,851 shares in 2008, at cost	—	(1.6)
Accumulated other comprehensive loss	(355.8)	(324.6)

Total shareholders’ equity	457.5	474.0

Total liabilities and shareholders’ equity	$1,729.5	$1,815.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	13 Weeks Ended
(In millions)	March 28, 2009	March 29, 2008
Operating Activities:
Net income	$25.6	$32.1

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11.6	15.8
Equity compensation	2.6	1.5
Amortization of debt issuance costs	0.2	0.2
Net loss on disposal of assets	0.2	0.2
Provision for bad debts	1.1	1.8
Net impact of writedown of inventories and change in LIFO reserve	3.7	5.0
Non-cash re-engineering and impairment costs	—	0.5
Net change in deferred income taxes	(7.6)	2.3
Excess tax benefits from share-based payment arrangements	(0.1)	—
Changes in assets and liabilities:
Accounts and notes receivable	(13.0)	(17.5)
Inventories	(3.2)	(16.0)
Non-trade amounts receivable	(5.0)	(0.8)
Prepaid expenses	(6.5)	(3.7)
Other assets	(0.8)	(0.8)
Accounts payable and accrued liabilities	(32.2)	(18.7)
Income taxes payable	(1.8)	(11.1)
Other liabilities	1.2	(7.2)
Net cash impact from hedging activity	2.0	(31.4)
Other	(0.1)	(0.2)

Net cash used in operating activities	(22.1)	(48.0)

Investing Activities:
Capital expenditures	(11.0)	(11.0)
Proceeds from disposal of property, plant and equipment	1.7	1.2
Proceeds from insurance recoveries	—	6.4

Net cash used in investing activities	(9.3)	(3.4)

Financing Activities:
Dividend payments to shareholders	(13.6)	(13.5)
Proceeds from exercise of stock options	0.8	7.2
Repurchase of common stock	—	(7.3)
Repayment of long-term debt and capital lease obligations	(0.4)	(1.1)
Net change in short-term debt	11.6	46.5
Excess tax benefits from share-based payment arrangements	0.1	—

Net cash (used in) provided by financing activities	(1.5)	31.8

Effect of exchange rate changes on cash and cash equivalents	(0.5)	3.4

Net change in cash and cash equivalents	(33.4)	(16.2)
Cash and cash equivalents at beginning of year	124.8	102.7

Cash and cash equivalents at end of period	$91.4	$86.5

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2008 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2008.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the first quarter of 2009 and 2008 were $27.2 million and $30.9 million, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and other sales force compensation expenses included in delivery, sales and administrative expense (DS&A) for the first quarter of 2009 and 2008 were $85.7 million and $97.8 million, respectively.

Note 4: Inventories

	March 28, 2009	December 27, 2008
	(in millions)
Finished goods	$182.0	$197.3
Work in process	19.1	18.3
Raw materials and supplies	65.7	61.7

Total inventories	$266.8	$277.3

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

On December 28, 2008, the Company adopted Financial Accounting Standards Board (FASB) Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1), which requires that unvested share based payment awards with a right to receive nonforfeitable dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for the first quarter of 2009 was computed in accordance with FSP EITF 03-6-1. The prior period was restated; however due to the small amount of the change, there was no impact on first quarter 2008 basic and diluted earnings per share. The Company had 0.2 million and 0.4 million unvested share-based payment awards outstanding in the first quarter of 2009 and 2008, respectively, that were classified as participating securities under the guidance of FSP EITF 03-6-1.

As noted in SFAS No. 128, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under that method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company’s history of paying dividends equally on a per share basis.

The elements of the earnings per share computations were as follows (in millions except per share amounts):

	13 Weeks Ended
	March 28, 2009	March 29, 2008
Net income	$25.6	$32.1
Less dividends:
Distributed to common shareholders	13.8	13.5
Distributed to participating security holders	—	0.1

Total undistributed earnings	$11.8	$18.5

Undistributed earnings to common shareholders	$11.8	$18.4
Undistributed earnings to participating security holders	—	0.1

Net income available to common shareholders for basic and diluted earnings per share	$25.6	$31.9

Weighted-average shares of common stock outstanding	62.2	61.2
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	0.3	1.9

Weighted-average common and common equivalent shares outstanding	62.5	63.1

Basic earnings per share	$0.41	$0.52

Diluted earnings per share	$0.41	$0.51

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	4.6	0.8

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended
	March 28, 2009	March 29, 2008
Net income	$25.6	$32.1

Foreign currency translation adjustments	(34.4)	28.1

Deferred gain (loss) on cash flow hedges, net of tax provision of $0.7 million and benefit of $5.5 million for the first quarters of 2009 and 2008, respectively.	1.7	(11.5)

Pension liability, net of tax provision of $0.9 million and $0.1 million for the first quarters of 2009 and 2008, respectively.	1.5	0.2

Comprehensive (loss) income	$(5.6)	$48.9

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity.

Note 7: Re-engineering Costs

The Company recorded $2.7 million in re-engineering and impairment charges during the first quarter of 2009, primarily related to severance costs incurred in the Company’s BeautiControl, Australia, Mexico and Argentina operations, mainly due to implementing changes in the businesses’ management structures. Also included in re-engineering costs for 2009 was $0.2 million related to relocation of the BeautiControl manufacturing facility.

The Company recorded $2.2 million in re-engineering and impairment charges during the first quarter of 2008, primarily related to severance costs incurred to reduce headcount in the Company’s Belgium, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost reflected an impairment charge related to software the Company no longer expected to utilize in the South African beauty business.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of March 28, 2009 and December 27, 2008 were as follows (in millions):

	March 28, 2009	December 27, 2008
Beginning of the year balance	$2.2	$2.3
Provision	2.7	9.0
Cash expenditures:
Severance	(2.1)	(6.2)
Other	(0.5)	(1.8)
Non-cash impairments	—	(1.1)

End of period balance	$2.3	$2.2

Of the total accrual at March 28, 2009, $0.4 million related to lease payments, less expected sub-lease income, remaining due on the vacated BeautiControl North America manufacturing facility. The remaining lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several markets by the end of 2010.

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

Tupperware: Europe Asia Pacific North America	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware ® brand. Europe includes Avroy Shlain ® and Swissgarde ®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare ®, a beauty and personal care unit in Japan.

Beauty North America	Primarily cosmetics, skin care and personal care products marketed under the BeautiControl ® and Armand Dupree ® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics ® brand in Mexico.

Beauty Other	Primarily beauty and personal care products mainly in Australia and the Philippines under the brands Nutrimetics ® and Fuller ®, respectively. Both kitchen and beauty products in South America under the brand names Fuller ® , Nuvo ® and Tupperware ® .

Worldwide sales of beauty and personal care products totaled $136.9 million and $176.8 million in the first quarter of 2009 and 2008, respectively.

	13 Weeks Ended
(In millions)	March 28, 2009	March 29, 2008
Net sales:
Tupperware:
Europe	$181.1	$220.2
Asia Pacific	71.9	70.2
North America	60.3	69.5
Beauty:
North America	87.4	114.7
Beauty Other	62.1	68.8

Total net sales	$462.8	$543.4

Segment profit (loss):
Tupperware:
Europe (a)	$30.8	$38.1
Asia Pacific (a)	10.0	9.9
North America	2.0	3.0
Beauty:
North America (a)	9.6	14.4
Beauty Other (a)	2.8	(5.6)

Total segment profit	55.2	59.8

Unallocated expenses	(12.8)	(10.4)
Re-engineering and impairment charges (b)	(2.7)	(2.2)
Interest expense, net	(7.4)	(7.6)

Income before taxes	$32.3	$39.6

	March 28, 2009	December 27, 2008
Identifiable Assets:
Tupperware:
Europe	$363.3	$386.0
Asia Pacific	179.1	187.7
North America	159.4	162.8
Beauty:
North America	393.0	412.0
Beauty Other	263.6	265.3
Corporate	371.1	401.8

Total Identifiable Assets	$1,729.5	$1,815.6

(a)	Includes amortization of identified intangibles valued as part of acquisition accounting. In the first quarter of 2009 and 2008, respectively, amounts included were $0.1 million and $0.1 million in Europe, $0.3 million and $0.4 million in Asia Pacific, $0.4 million and $0.9 million in Beauty North America and $0.4 million and $0.9 million in Beauty Other.
(b)	See Note 7 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

Note 9: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (2007 Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of March 28, 2009, the applicable margin was 62.5 basis points, resulting in an effective interest rate on outstanding borrowings of 2.1 percent. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Term loan borrowings outstanding under the 2007 Credit Agreement totaled $545.0 million as of March 28, 2009 and December 27, 2008. The Company had $13.5 million outstanding on its $200 million revolving line of credit as of March 28, 2009 and no amount outstanding as of December 27, 2008.

At March 28, 2009, the Company had $302.7 million of unused lines of credit, including $185.2 million under the committed, secured $200 million revolving line of credit and $117.5 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit.

The 2007 Credit Agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, based on the Company’s current assumptions this is not expected to occur.

The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The covenant restrictions include adjusted covenant earnings and net worth measures that are non-GAAP measures. The non-GAAP measures may not be comparable to similarly titled measures used by other entities and exclude unusual, non-recurring gains, certain non-cash charges and certain changes in accumulated other comprehensive income. Discussion of these measures is presented here to provide an understanding of the Company’s ability to borrow and to pay dividends should certain covenants not be met, and caution should be used when comparing this information with that of other companies.

The Company’s fixed charge ratio is required to be in excess of 1.25 through the end of the third quarter of 2009, in excess of 1.40 through the end of the third quarter of 2010 and in excess of 1.50 thereafter. The leverage ratio must be below 2.75 through the third quarter of 2009. Beginning with the fourth quarter of 2009 the required ratio declines to 2.50 and remains at that level thereafter. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios as of and for the 12 months ended March 28, 2009 were 1.66 and 2.03, respectively.

The adjusted net worth requirement was $490.2 million as of March 28, 2009. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, adjusted to eliminate up to $75 million of goodwill and intangible asset impairment charges recorded after July 1, 2007. There is no adjustment for losses. The Company’s adjusted net worth at March 28, 2009 was $600.6 million.

Adjusted net worth (in millions)	As of March 28, 2009
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	199.1
Plus net increase from equity issuances, certain share repurchases, etc.	43.0
Less reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007	(20.3)

Adjusted net worth required	$490.2

Company’s adjusted net worth:
Total shareholders’ equity as of March 28, 2009	$457.5
Plus reductions resulting from foreign currency translation adjustments since year end 2005	116.6
Less increases resulting from tax benefit of employee stock option exercises	(14.8)
Plus reduction resulting from cash flow hedges since year end 2005	17.6
Plus reduction resulting from SFAS 158	21.5
Plus reduction resulting from adoption of FIN 48	2.2

Adjusted net worth	$600.6

12 months ended March 28, 2009
Adjusted covenant earnings:
Net income	$154.9
Add:
Depreciation and amortization	56.4
Gross interest expense	41.1
Provision for income taxes	39.7
Pretax non-cash re-engineering and impairment charges	9.6
Equity compensation	9.6
Deduct:
Gains on land sales, insurance recoveries, etc.	(24.9)

Total adjusted covenant earnings	$286.4

Gross interest expense	$41.1
Less amortization and write off of debt costs	(1.0)

Equals cash interest	$40.1

Capital expenditures	$54.4
Less amount excluded per agreement	(0.7)

Equals adjusted capital expenditures	$53.7

12 months ended March 28, 2009
Fixed charge coverage ratio:
Adjusted covenant earnings	$286.4
Less:
Adjusted capital expenditures	53.7
Cash taxes paid	69.7

Subtotal	$163.0
Divided by sum of:
Scheduled debt payments	$3.6
Dividends and restricted payments	54.5
Cash interest	40.1

Subtotal	$98.2

Fixed charge coverage ratio	1.66

Consolidated total debt	$581.6
Divided by adjusted covenant earnings	$286.4
Leverage ratio	2.03

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense and totaled a loss of $1.3 million in the first quarter of 2009.

The Company uses derivative financial instruments to hedge certain foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is initially reported as a component of other comprehensive income, and is subsequently recognized in earnings when the hedged item affects earnings. Consequently, the balance at the end of each reporting period in other accumulated comprehensive income relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the first quarter of 2009 and 2008, the Company recorded, in foreign currency translation adjustments, a net gain (loss) associated with its net equity hedges of $5.0 million and ($13.3) million, net of tax provision (benefit) of $2.9 million and ($7.5) million, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months.

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of March 28, 2009:

Forward Contracts	As of March 28, 2009
(in millions)	Buy	Sell
Australian dollars	$34.1
Mexican peso	26.6
Swiss francs	24.6
South African rand	8.9
Indonesian rupiah	8.2
New Zealand dollars	6.5
Malaysian ringgit	5.2
South Korean won	3.1
Danish krona	2.9
Brazilian real	0.7
Japanese yen		$27.0
US dollars		25.9
Euro		21.5
Polish zloty		12.5
Philippine pesos		8.2
Canadian dollars		2.7
Croatian kuna		2.5
U.K. pounds		2.1
Swedish krona		1.7
Czech koruna		1.5
Norwegian krona		1.5
Thai baht		1.3
Argentine pesos		1.1
Lithuanian litas		1.0
Indian rupee		0.7
Other currencies (net)		0.8

	$120.8	$112.0

The amounts above are the net position of each currency, and in some cases the position is between two foreign currencies.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. In the first quarter of 2009, the cash flow impact of these currency hedges was an inflow of $2.0 million. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the first quarter of 2009, the Company was in a net receivable position of $9.0 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The 2007 Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of March 28, 2009, gave the Company an all-in effective rate of about 5.4 percent on these borrowings as of March 28, 2009.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR – based floating obligation into a fixed obligation for $200.0 million for 2009 and $100.0 million for 2010. The Company will pay a weighted average rate of 2.2 percent on the $200.0 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of March 28, 2009.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $34.4 million ($22.0 million net of tax) and $36.0 million ($23.0 million net of tax) as of March 28, 2009 and December 27, 2008, respectively, which is included as a component of accumulated other comprehensive income.

The following tables summarize the Company’s derivative positions and the impact they have on the Company’s financial position and operations as of and for the first quarter ended March 28, 2009:

	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments under statement 133 (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$34.4
Foreign exchange contracts	Non-trade amounts receivable	27.2	Accrued liabilities	18.2

Total derivatives designated as hedging instruments		$27.2		$52.6

Derivatives in Statement 133 fair value hedging relationships (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$5.6	Other expense	$(5.8)

Derivatives in Statement 133 cash flow and net equity hedging relationships (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$1.6	Interest expense	$—	Interest expense	$—

Foreign exchange contracts	$2.1	Cost of products sold and DS&A	$1.6	Interest expense	$(0.6)

Net equity hedging relationships
Foreign exchange contracts	$7.9	Other expense	$—	Interest expense	$(0.3)

Note 11: Fair Value Measurements

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

The Company determines fair value measurements on certain assets and liabilities as the result of the application of accounting guidelines and pronouncements that were relevant prior to the adoption of SFAS 157. Some fair value measurements, such as those related to foreign currency forward contracts and interest rate swaps are performed on a recurring basis, while others, such as those related to evaluating goodwill and other intangibles for impairment are performed on a nonrecurring basis.

Description of Assets (in millions)	March 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8.4	$8.4	$—	$—
Foreign currency derivative contracts	27.2	—	27.2	—

Total	$35.6	$8.4	$27.2	$—

Description of Liabilities (in millions)	March 28, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$34.4	$—	$34.4	$—
Foreign currency derivative contracts	18.2	—	18.2	—

Total	$52.6	$—	$52.6	$—

The Company uses financial instruments to hedge certain of its exposures and to manage the impact of foreign exchange on its financial statements. As of March 28, 2009 the Company held foreign currency forward contracts to hedge various currency exposures, which had a net fair value of positive $9.0 million based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 10 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. There has been no ineffectiveness of the interest rate swap hedges.

Included in the Company’s cash equivalents balance as of March 28, 2009 was $8.4 million in money market funds which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets.

Note 12: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter ended March 28, 2009 and March 29, 2008 were as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Service cost	$1.8	$2.0	$—	$—
Interest cost	2.3	2.5	0.6	0.7
Expected return on plan assets	(1.5)	(1.7)	—	—
Net amortization	1.0	0.6	(0.1)	0.1

Net periodic benefit cost	$3.6	$3.4	$0.5	$0.8

During the first quarter of 2009 and 2008, approximately $0.9 million and $0.7 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above.

Note 13: Product Warranty

Tupperware ® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 14: Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48) and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). As of March 28, 2009 and December 27, 2008, the Company’s gross unrecognized tax benefit was $46.2 million and $46.9 million, respectively. The Company estimates that approximately $44.7 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.8 million and $6.1 million as of March 28, 2009 and December 27, 2008, respectively.

The Company operates globally and files income tax returns in the United States and multiple state and foreign jurisdictions. The Company regularly evaluates the current and prior tax positions that may be challenged by local authorities and adjusts the accrual for uncertain tax positions. In the current quarter the accrual for uncertain tax positions has decreased for the positions being taken in the various tax filings. The accrual is also impacted by foreign currency fluctuations. For the uncertain tax positions balance as of March 28, 2009, the Company is generally not able to reliably estimate the timing or ultimate settlement amount. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within the next 12 months related to audits in various jurisdictions that may conclude during that period. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The effective tax rate for the first quarter was 20.8 percent compared with 18.9 percent for the comparable 2008 period. The increase was mainly due to the impact of a $1.7 million benefit related to a Korean competent authority resolution on the 2008 period. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 15: Non-Cash Activities

In the first quarter of 2008, employees of the Company settled outstanding loans by returning Company stock worth $0.1 million that was acquired with the proceeds of those loans. Additionally, during the first quarter of 2008, the Company acquired $3.3 million of property, plant and equipment through a capital lease arrangement. There were no such non-cash activities in the 2009 period.

Note 16: Stock Based Compensation

The Company records compensation expense under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), for stock options, restricted stock and restricted stock units granted to directors and employees. Compensation expense is recorded based on the fair value of the award using the straight-line method over the requisite service period.

Stock Options

Stock options to purchase the Company’s common stock are granted to employees, upon approval by the Company’s Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years in equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant. In the first quarter of 2009, the Company granted stock options on 117,850 shares and no options were granted in the first quarter of 2008. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2009 option grants: dividend yield of 2.9 percent; expected volatility of 37 percent; risk-free interest rate of 2.3 percent; and expected lives of 8 years. The weighted average grant date fair value of the stock options granted during the first quarter of 2009 was $5.65 per share. Compensation expense associated with all outstanding stock option awards was $1.3 million and $0.7 million for the first quarter of 2009 and 2008, respectively.

Stock option activity for 2009 under all of the Company’s incentive plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 27, 2008	6,327,869	$20.52	4,866,334	$19.48
Granted	117,850	18.28
Expired / Forfeited	(38,435)	23.39
Exercised	(38,500)	20.25

Balance at March 28, 2009	6,368,784	$20.46	4,813,468	$19.49

The intrinsic value of options exercised during the first quarter of 2009 and 2008 totaled $0.1 million and $7.1 million, respectively.

Restricted Stock and Restricted Stock Units

The Company also grants restricted stock and restricted units to its employees and directors. The Company has time-vested and performance-vested awards. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the shares on the date of grant, and for time-vested awards is recorded pro rata over the required service period ranging from one to six years. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria and the required service period.

The Company granted 250,000 shares of time-vested restricted stock in the first quarter of 2009 with a weighted average fair value of $17.36 per share. The awards vest over a period of approximately 5.5 years. The Company also granted performance-vested awards totaling 149,025 shares under its performance share plan in the first quarter of 2009. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures. Prior to 2009, the Company paid out the awards associated with this program in cash. In November 2008, the Company modified this program and will now pay out the awards in the Company’s common stock. For the first quarter of 2009 and 2008, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including the performance shares, was $1.3 million and $2.6 million, respectively.

Restricted stock and restricted stock unit activity for 2009 under all of the Company’s incentive plans is summarized in the following table:

Restricted stock and restricted stock units	Shares outstanding	Weighted average grant date fair value
Balance at December 27, 2008	546,821	$20.40
Granted	399,025	17.36
Vested	(10,000)	21.22
Forfeited	(4,375)	17.54

Balance at March 28, 2009	931,471	$19.08

The fair value of restricted stock and restricted stock units vested in the first quarter of 2009 was $0.2 million. In the first quarter of 2008, no restricted stock or restricted stock units vested. As of March 28, 2009, total unrecognized stock based compensation expense related to all stock based awards was $15.4 million, which is expected to be recognized over a weighted average period of 37 months. The average remaining contractual life on outstanding and exercisable stock options is 4.9 years and 3.6 years, respectively.

Stock from treasury shares was issued when stock options were exercised or restricted stock was awarded until all such shares were issued, which occurred during the first quarter of 2009. Subsequently, the Company began using previously unissued shares, which totaled 196,181 in the first quarter of 2009.

Note 17: Commitments and Contingencies

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company was adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of March 28, 2009, the Company had received $42.6 million in proceeds, all of which was received prior to 2009, from its insurance companies to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire. The Company expects to receive between $50 and $60 million in total proceeds under the claim, with the remaining amounts to be received in 2009; however, at this time these amounts have not been recorded as the related contingency has not yet been resolved. The Company included $6.4 million of proceeds in investing activities on the Consolidated Statement of Cash flows for the first quarter of 2008 as these proceeds from insurance recoveries related to property, plant and equipment. As no proceeds were received in the first quarter of 2009, no amount related to this claim was included for 2009 on the Consolidated Statement of Cash Flows.

Note 18: New Accounting Pronouncements

The FASB has issued three related Staff Positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Staff Positions will be adopted by the Company in its second quarter. The Company is currently evaluating the impact that these Staff Positions will have on its Consolidated Financial Statements. Each of the Staff Positions are described in more detail below.

FASB Staff Position (FSP) 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.

FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.

FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized information in interim reporting periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 28, 2009 compared with the 13 weeks ended March 29, 2008 and changes in financial condition during the 13 weeks ended March 28, 2009.

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

In April 2009, there was an outbreak of influenza in Mexico, which has spread to other countries and could become a pandemic. In 2008, the Company generated about 20 percent of its reported sales in its Fuller and Tupperware businesses in Mexico. While the Company has a pandemic impact mitigation plan that it has activated in Mexico and elsewhere, as appropriate, this issue may significantly impact the Company’s business and financial results and position by disrupting or delaying production and delivery of materials and products in its supply chain or by causing disruption to its independent sales forces. The Company has experience in implementing programs to re-engage and stimulate its independent sales forces after they have been disrupted and intends to take the appropriate steps in this direction to the extent that is warranted.

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
Dollars in millions, except per share amounts	March 28, 2009	March 29, 2008
Net sales	$462.8	$543.4	(15)%		1%	$(84.3)
Gross margin	65.4%	64.2%	1.2	pp	na	na
DS&A as percent of sales	55.9%	54.8%	1.1	pp	na	na
Operating income	$41.2	$48.6	(15)%		20%	$(14.5)
Net income	25.6	32.1	(20)		24	(11.6)
Net income per diluted share	0.41	0.51	(20)		26	(0.18)

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Total local currency net sales were 1 percent higher in the first quarter of 2009 compared to the same period of 2008. The Company achieved strong double digit increases in local currency sales in its Tupperware Russia, Indonesia, Malaysia and Singapore, Brazil and Venezuela businesses, as well as a strong single digit increase by Tupperware Mexico. The increases in these markets were mainly due to higher active sales forces resulting from strong recruiting and successful promotional programs. Partially offsetting the increase in sales in these markets were double digit declines in local currency sales in Germany from a less productive sale force and in China and single digit declines in the North American beauty businesses and the Tupperware United States business, which were negatively impacted by the external environment. On a local currency basis, operating profit and net income increased in the first quarter of 2009 compared to the same period of 2008. The increase in operating and net income reflected improvements in the Tupperware Asia Pacific and Beauty Other segments.

The Company’s balance sheet remained strong with an increase of $14.7 million in working capital as compared with the end of 2008, after an increase of $13.0 million in short term borrowings. The Company closed the first quarter of 2008 with a debt to total capital ratio of 56 percent as compared with 55 percent at the end of 2008 and 54 percent at the end of 2008’s first quarter. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities was an outflow of $22.1 million for the first quarter of 2009 compared with an outflow of $48.0 million for the same period of 2008. This mainly reflected $31.4 million in payments made in the 2008 quarter to settle foreign currency hedge contracts compared to an inflow of $2.0 million in 2009.

Net Sales

First quarter sales were 1 percent higher in local currency compared to last year. Sales in the Company’s emerging markets accounted for the first quarter 2009 local currency sales growth. These markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 49 percent and 48 percent of the Company sales for the first quarters of 2009 and 2008, respectively. Total sales for the emerging markets decreased $34.2 million, or 13 percent in the first quarter of 2009, compared with the same period of 2008, which included a negative $54.9 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 10 percent. The substantial increase in local currency sales in the Company’s emerging markets was led by Russia, Venezuela, Indonesia, Malaysia and Singapore and the Tupperware businesses in Mexico and Brazil. The Company’s established market businesses decreased 16 percent in the first quarter of 2009 compared with last year, although sales were down only 7 percent excluding the impact of weaker foreign currencies on the comparison. The decline largely reflected lower sales in the German and beauty and Tupperware businesses in the United States.

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

The Company recorded $2.7 million in re-engineering and impairment charges during the first quarter of 2009, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, Australia, Mexico and Argentina operations mainly due to implementing changes in the businesses’ management structures. Also included in re-engineering costs for 2009 was $0.2 million related to relocation of the BeautiControl manufacturing facility.

The Company recorded $2.2 million in re-engineering and impairment charges during the first quarter of 2008 primarily related to severance costs incurred to reduce headcount in the Company’s Belgium, Netherlands, Italy, Mexico, Malaysia and Philippines operations. The bulk of the remaining cost reflected an impairment charge related to software the Company no longer expected to utilize in the South African beauty business.

In the second quarter of 2009, the Company expects to incur approximately $0.8 million of costs related to small scale headcount reductions in several of its operations.

Gross Margin

Gross margin as a percentage of sales was 65.4 percent in the first quarter of 2009 and 64.2 percent in the first quarter of 2008. The increase of 1.2 percentage points was the result of value chain improvements in Venezuela, lower expense for obsolete inventory and a change in the structure of promotional offers in Germany. The lower expense for obsolete inventory was mainly in Brazil, where, in the fourth quarter of 2008, the Company decided to begin selling beauty products from its Tupperware Brazil sales force rather than through the separate beauty business it had been operating.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) increased as a percentage of sales to 55.9 percent for the first quarter of 2009, compared with 54.8 percent in 2008. Weaker foreign currencies impacted the DS&A as a percentage of sales and without this impact the percentage was even with last year. The Company did have higher spending in marketing and promotional expenses compared to last year as it concentrated its efforts on growing its sales forces and building brand recognition in certain markets. This was offset by a decrease in amortization and lower costs of operating in Brazil given the change in structure. Amortization expense related to the definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $1.2 million in the first quarter of 2009 as compared with $2.3 million in the same period of 2008. For full year 2009, the amortization is expected to be $4.8 million versus $9.0 million in 2008.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was $7.4 million for the first quarter of 2009 compared with $7.6 million for the same period of 2008. The decrease is mainly related to a decline in interest expense in the quarter, reflecting a lower interest rate in 2009 than 2008.

Tax Rate

The effective tax rate for the first quarter was 20.8 percent compared with 18.9 percent for the comparable 2008 period. The increase was mainly due to the impact of a $1.7 million benefit related to a Korean competent authority resolution in the 2008 period. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

As discussed in Note 14 to the Consolidated Financial Statements, the requirements of FIN 48, increased the potential for volatility surrounding the recognition and derecognition of uncertain tax positions, including the timing of those adjustments. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income

Net income in the first quarter of 2009 decreased by 20 percent compared to the same period of 2008, resulting from the negative impact of weaker foreign currencies. Excluding the impact of these currencies, net income increased 24 percent in the first quarter compared with last year. The local currency increase in net income this quarter was the result of higher sales in Asia Pacific and Beauty Other. In addition to higher sales this quarter, Venezuela showed strong improvement in net income from value chain improvements. The Company also benefited from lower costs in Brazil from combining the Tupperware and beauty businesses, as well as overall cost cutting measures throughout the Company offset by a higher tax rate in 2009 compared with last year.

International operations in the first quarter generated 86 percent of sales in both 2009 and 2008 and 96 percent of net segment profit in each period.

The Company generated 30 percent of its first quarter 2009 sales from beauty products, compared with 33 percent in the first quarter of 2008.

Segment Results

Europe

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
First Quarter
Net sales	$181.1	$220.2	(18)%		—%	$(38.7)	39	41
Segment profit	30.8	38.1	(19)		—	(7.1)	56	64

Segment profit as percentage of sales	17.0%	17.3%	(0.3	)pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Local currency sales in the first quarter of 2009 were about even with the same period of 2008. The segment continues to be positively impacted by significant increases in the emerging markets, primarily in Russia, Turkey and South Africa. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 33 percent of reported net sales in this segment for the first quarter of 2009, compared with 31 percent in the first quarter of 2008. The overall improvement in sales in these markets was due to continued growth in the total sales force, achieved through further geographic expansion and successful recruiting promotions. Although sales have increased significantly in Russia for the first quarter of 2009, the Company has noted a decline in consumer purchasing power, which could impact the market’s future results.

The growth in local currency sales for the emerging markets was offset by a decline in the Company’s established markets in the first quarter of 2009, compared with same period of 2008. The decrease in the established markets most significantly reflected a double digit decrease in local currency sales in Germany, the segment’s largest business, and a single digit decrease in France. The decrease in Germany resulted from a smaller and less productive average active sales force. The lower sales this quarter in France were due to a less productive sales force and a lower sales per party average. Also contributing to the decline in local currency sales in the established markets were double digit decreases in the Nordics due to fewer parties held this quarter compared to last year and Italy with lower business-to-business sales. Partially offsetting the overall decline in sales this quarter were strong improvements in Austria and Greece, resulting from successful promotional programs, as well as a substantial growth in Spain, due to higher business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends.

Despite local currency sales remaining relatively unchanged in the first quarter of 2009 compared with the same period of 2008, total sales force in this segment increased 13 percent year-over-year, and the average active sales force was up 9 percent. This improvement was mainly seen in the emerging markets; however, the German sales force ended up about even compared to last year, an improvement over the end of 2008. The Company continues to implement strategies in Germany to build its sales force, including improved new product programs, training programs and specific promotions focused on recruiting and retention, as well as a review of its value chain in order to enable a higher level of growth driven off the sales force earnings opportunity.

Segment profit decreased $7.3 million during the first quarter of 2009 compared with the same period of 2008. The decrease in segment profit was the result of lower reported sales; however, excluding the impact of foreign currency, segment profit was about even with the same period of 2008. As a percentage of sales, segment profit was slightly lower in the first quarter of 2009 compared with 2008. Overall, the segment had higher promotional spending and administrative expenses compared with last year, which was partially offset by a higher gross margin due to lower expense for obsolete inventory, as the Company better managed its inventory levels, as well as an improvement in the structure of promotional offers in Germany. Also contributing positively to the segment profit comparison with last year was a decrease in the provision for bad debts.

The euro and Russian ruble were the main currencies that led to the negative 18 percentage point impact on the year-over-year sales comparison and 19 percentage point impact on the segment profit comparison.

Asia Pacific

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
First Quarter
Net sales	$71.9	$70.2	2%		13%	$(6.6)	16	13
Segment profit	10.0	9.9	1		22	(1.8)	18	17

Segment profit as percentage of sales	13.9%	14.1%	(0.2	)pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Asia Pacific had a strong quarter with a 13 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets accounted for $40.2 million and $34.7 million, or 56 and 49 percent, of the reported sales in this segment for the first quarters of 2009 and 2008, respectively. The emerging market sales were negatively impacted due to changes in foreign currency by $4.1 million. Excluding the impact of foreign currencies, sales increased 31 percent in the emerging markets. The significant improvement in the emerging markets was primarily in Indonesia, India, Korea and Malaysia and Singapore. The sales growth in these markets was the result of larger sales forces from strong recruiting and retention, successful promotional activities, attractive consumer offers and positive response to new product launches. Among the emerging markets in this segment, China’s sales results were a partial offset with a double-digit decline. There were slightly fewer outlets operating and they ordered less reflecting the timing of Chinese New Year and cautiousness in light of the external environment.

The improvements experienced in the emerging markets were partially offset by a decline in local currency sales in the established markets in Japan, resulting from a lower average active sales force compared with the first quarter of 2008. Local currency sales increased slightly in Tupperware Australia and New Zealand, benefiting from a larger sales force. Overall the segment ended the quarter with a significant sales force advantage compared with the same period of 2008, with a 15 percent increase in total sales force and 27 percent increase in the active sales force. This was driven by strong recruiting in the emerging markets partially offset with a slight decline in the established markets.

Total segment profit increased slightly in the first quarter of 2009 compared with the same period of 2008 on a reported basis. Excluding the impact of foreign currencies, segment profit increased 22 percent compared to the same period last year. The increase in segment profit was mainly from improved sales volume in the emerging markets, along with more efficient promotional spending. There was a partial offset from a lower gross margin and higher marketing expenses due to continued brand building initiatives. Profit in the established markets declined, mainly reflecting a lower gross margin from an unfavorable product mix. As a percent of sales, total segment profit was about even with prior year.

The Australian dollar and Korean won were the main currencies that led to the negative foreign currency impact on the 2009 sales and profit comparison with 2008.

Tupperware North America

dollars in millions	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2009	2008
First Quarter
Net sales	$60.3	$69.5	(13)%		(2)%	$(8.0)	13	13
Segment profit	2.0	3.0	(33)		(22)	(0.4)	4	5

Segment profit as percentage of sales	3.3%	4.3%	(1.0	)pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Local currency sales decreased 2 percent in the first quarter of 2009 compared with the same period of 2008. The decrease was due to a 9 percent decrease in local currency sales in the United States and Canada. The decline was mainly driven by a lower and less productive active sales force. The United States business was negatively impacted by the current economic situation particularly in the beginning of the quarter. Although the Company began to see improvements in the later part of the quarter, these improvements were not enough to offset the decline experienced earlier in the quarter. The sales force size in the United States and Canada was up at the end of the quarter by 11 percent. Tupperware Mexico’s local currency sales increased during the first quarter due to successful promotional programs resulting from a more active sales force. In total the segment ended the first quarter of 2009 with a 10 percent increase in total sales force size and there was an increase of 5 percent in the active sales force during the quarter.

Segment profit decreased in total and as a percent of sales due, in part, to lower sales and gross margins in the Tupperware United States and Canada business. This was a result of manufacturing inefficiencies from the lower sales volume and an unfavorable product mix. Also negatively impacting the United States business was higher operating expenses relating to costs associated with a product quality issue, partially offset by less promotional expenses from less sales force members qualifying for events and lower commissions earned as fewer individuals met sales targets. Profit in Tupperware Mexico increased significantly compared to last year partially offsetting the decline in the United States and Canada businesses. The increase in segment profit in Tupperware Mexico was from the higher sales.

Beauty North America

dollars in millions	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2009	2008
First Quarter
Net sales	$87.4	$114.7	(24)%		(7)%	$(20.4)	19	21
Segment profit	9.6	14.4	(33)		(6)	(4.2)	17	24

Segment profit as percentage of sales	11.0%	12.6%	(1.6	)pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Total local currency sales for the segment decreased 7 percent in the first quarter of 2009 compared with 2008 as both businesses had high single digit declines. BeautiControl North America’s sales decline was mainly due to a lower sales force during the quarter compared to last year. BeautiControl North America has recently implemented certain management changes with a new leader of this business at the beginning of 2009, and is focused on reinvigorating the business by recruiting sales force members under the earning opportunity, as opposed to a discount entry kit, and re-emphasizing party sales. At Fuller Mexico although the quarter end sales force was 2 percent higher than March 2008, it was less productive. The Company invested promotionally in the first quarter to grow the sale force and is also focused on increasing units per sales force order. The total sales force for the segment was about even with the same period last year.

Segment profit decreased $4.8 million in the first quarter of 2009 compared with the same period of 2008, in large part due to a negative impact from a weaker Mexican peso. Overall, Fuller Mexico’s segment profit decreased excluding the impact of foreign currencies due to the lower sales generated this quarter. Partially offsetting the decrease in sales was lower promotional spending as well as lower amortization of definite-lived intangible assets acquired in the 2005 Sara Lee Acquisition. The segment profit for BeautiControl North America increased compared with the same period last year, partially offsetting the decline recognized in Fuller Mexico. Despite the decrease in sales, BeautiControl increased segment profit through lower promotional spending reflecting lower success rates achieved by the sales force, lower distributions cost, as well as an overall effort to better manage costs.

Beauty Other

dollars in millions	2009	2008	Change		Change excluding the impact of foreign exchange (a)		Foreign exchange impact (a)	Percent of total
								2009	2008
First Quarter
Net sales	$62.1	$68.8	(10)%		7%		$(10.6)	13	12
Segment profit (loss)	2.8	(5.6)		+		+	0.8	5	na

Segment profit as percentage of sales	4.5%	na	na		na		na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points
+	increase greater than 100 percent

Local currency sales for this segment increased 7 percent in the first quarter of 2009 compared with the same period of 2008. The increase was mainly driven by significant improvement in the Central and South American businesses of Tupperware Venezuela and Tupperware Brazil, reflecting strong growth in both total and active sales force due to improved retention programs and strong productivity. Also contributing to the increase in sales for this segment was Fuller Argentina and Nuvo Uruguay, resulting from increases in average order size.

The higher segment profit was the result of improved results in Central and South America, due to the higher sales volume, and in Venezuela higher pricing in line with inflation. In the first quarter 2009, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through the separate beauty business it had been operating, resulting in cost savings which improved overall segment profit. The segment was also positively impacted by lower amortization of definite-lived intangible assets acquired.

The Australian dollar and Philippine peso were the main currencies that led to the foreign exchange impact on the first quarter 2009 sales comparison versus 2008.

Financial Condition

Liquidity and Capital Resources Working capital increased by $14.7 million as of the end of the first quarter of 2009 compared with the end of 2008 to $267.0 million. The comparison reflected a $12.1 million reduction in the quarter from weaker foreign currencies. The main components of the $26.8 million increase in local currency were lower accounts payable and accrued compensation, reflecting the payout of amounts due at year end 2008, along with an increase in the amount receivable under hedges, reflecting the positions taken under open forward contracts and changes in currency rates since year end 2008 or since they were put in place during the first quarter of 2009. Partially offsetting these factors were less cash and an amount outstanding under the Company’s revolving credit facility at the end of March, whereas none was outstanding at the end of 2008.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (2007 Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of March 28, 2009, the applicable margin was 62.5 basis points, resulting in an effective interest rate on LIBOR-based borrowings of 2.1 percent. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Term loan borrowings outstanding under the 2007 Credit Agreement totaled $545.0 million as of March 28, 2009 and December 27, 2008. The Company had $13.5 million outstanding on its $200 million revolving line of credit as of March 28, 2009 and no amount outstanding as of December 27, 2008.

The 2007 Credit Agreement contains covenants customary for similarly rated companies. The financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. The Company expects to maintain compliance with its debt covenants; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” could cause noncompliance. The Company’s most restrictive financial debt covenant is currently the ratio of earnings to fixed charges, which is required to be in excess of 1.25 through the end of the third quarter of 2009 and then increases to 1.40 before rising again, to 1.50, beginning in the fourth quarter of 2010. The Company’s fixed charge ratio for the 12 months ended March 28, 2009 was 1.66, yielding an adjusted covenants earnings cushion of about $40 million. Due to the high proportion of segment profit earned by the Company’s international operations, the Company’s adjusted covenant earnings as defined in the debt agreement is significantly impacted by large changes in foreign exchange rates. Using the Company’s current estimates for 2009 related to the factors impacting the covenant calculation, the Company estimates it will have an adjusted covenant earnings cushion in the mid $20 million range at the end of the third quarter of 2009 and a cushion in excess of $30 million at the end of its fourth quarter of 2009. The fourth quarter estimate includes the impact of the escalation in the required fixed charge coverage ratio under the terms of the credit agreement. The payment of future dividends or buy back of stock may be restricted or eliminated in order to improve the Company’s fixed charge ratio. While the covenants are restrictive and could impact the Company’s ability to borrow, pay dividends or make capital investments in its business, this will not be necessary based on the Company’s current outlook. The Company does not currently expect to repurchase any of its shares in 2009 under its outstanding $150 million authorization other than with the proceeds from stock option exercises.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its cash and cash equivalents balance of $91.4 million that is or will became available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of March 28, 2009, the Company had $185.2 million available under its revolving line of credit and $117.5 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

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

Included in the cash balance of $91.4 million reported at March 28, 2009 was $20.4 million denominated in Venezuela bolivars. The balance is primarily a result of favorable operating cash flows in the market. Due to Venezuelan government restrictions on transfers of cash out of the country and control of exchange rates, the Company can not immediately access this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company has applied to transfer approximately $10.1 million of the balance out of the country at the exchange rate used to translate the underlying Venezuelan bolivars to U.S. Dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company believes it could immediately access the cash in Venezuela, but it would only currently be able to do so at an exchange rate that would be about 68 percent less favorable. This would result in the Company having fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statement of Income. Based on the current unofficial exchange rate available, this would result in $13.9 million of expense being recorded. Also included in the Company’s cash balance as of March 28, 2009 was $22.4 million in China and $11.3 million in India, which the Company is currently working to efficiently make available outside of those countries.

The debt to total capital ratio at the end of the first quarter of 2009 was 56 percent as compared with 55 percent at the end of 2008 and 54 percent at the end of 2008’s first quarter. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The slight increase in the debt to total capital ratio compared with the end of 2008 was due to an increase in the Company’s outstanding borrowings on the 2007 credit facility at the end of the first quarter and a decrease in equity largely from the impact of weaker foreign currencies negatively impacting the foreign currency translation adjustment and dividends declared in the quarter, partially offset by earnings in 2009.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company was adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of March 28, 2009, the Company had received $42.6 million in proceeds, all of which was received prior to 2009, from its insurance companies to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire. The Company expects to receive between $50 and $60 million in total proceeds under the claim, with the remaining amounts to be received in 2009; however, at this time these amounts have not been recorded as the related contingency has not yet been resolved. The Company included $6.4 million of proceeds from insurance recoveries in investing activities on the Consolidated Statement of Cash Flows for the first quarter of 2008 as these proceeds related to property, plant and equipment. As no proceeds were received in the first quarter of 2009, no amount related to this claim was shown for 2009 on the Consolidated Statement of Cash Flows.

Operating Activities Net cash used in operating activities for the first quarter of 2009 was $22.1 compared with $48.0 million in the comparable 2008 period. In 2008, the Company made $31.4 million in payments to settle foreign currency hedge contracts, where in the first quarter of 2009 the Company had an inflow of $2.0 million related to these types of contracts. Also contributing to the lower use of operating cash flows were lower outflows of cash related to accounts receivable, as well as inventory, as the Company focuses on managing inventory levels. This was offset by an increase in the outflow from accounts payable and accrued liabilities, due largely to a higher amount due at the beginning of 2009 compared with the beginning of 2008, including higher incentive accruals paid out in the first quarter of 2009 compared with last year.

Investing Activities During the first quarter of both 2009 and 2008, the Company spent $11.0 million for capital expenditures. In the first quarter of 2009 the Company spent $3.8 million to improve an existing warehouse at the Company’s Hemingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The remaining capital expenditures were mainly spent on molds for new products. The most significant type of spending in 2008 was for molds with the greatest amount spent in Europe. The proceeds from disposal of property, plant and equipment in 2009 mainly related to the sale of the Company’s former manufacturing facility in Halls, Tennessee. The 2008 proceeds were primarily from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. In the first quarter of 2008, the Company received $6.4 million in insurance proceeds related to the fire at the Company’s Hemingway facility.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). There were no proceeds from this program during the first quarter of either 2009 or 2008. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the current mortgage credit crisis and, as a result, the program will likely continue for a number of years. The Company’s term loan agreement requires it to remit proceeds received for the disposition of excess property, less spending for site improvements, to its lenders in repayment of the debt. The Company has a contract to sell certain assets in Australia which is expected to close in 2009 with proceeds of $4.7 million.

Financing Activities Dividends paid to shareholders were $13.6 million and $13.5 million in the first quarters of 2009 and 2008, respectively. Proceeds received from the exercise of stock options were $0.8 million and $7.2 million for the first quarters of 2009 and 2008, respectively. The Company had net proceeds from borrowings of $11.2 million in the first quarter of 2009, compared with net proceeds $45.4 million during the first quarter of 2008.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended at that time to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2008, the Board of Directors approved also repurchasing shares under this authorization with available cash flow generated from operations, although no such repurchases have been made to date or are currently expected in 2009. During the first quarter of 2008 the Company repurchased 0.2 million shares at an aggregate cost of $7.3 million. Since inception of the program in May 2007, the Company has repurchased 2.0 million shares at an aggregate cost of $64.3 million. The Company did not repurchase any shares in the first quarter of 2009.

New Pronouncements

Refer to Note 18 to the Consolidated Financial Statements for a discussion of new pronouncements.

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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved. The Company’s most significant exposures are to the euro and the Mexican peso, however the Company also has foreign exchange exposure to currencies in South America, including Venezuela, Asia, Australia, Russia and South Africa, among others.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In the first quarter of 2009, the cash flow impact of these hedges was an inflow of $2.0 million. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of March 28, 2009, some of which were between two foreign currencies, were to sell Japanese yen, $27.0 million; U.S. dollars $25.9 million; euro, $21.5 million; Polish zloty, $12.5 million; and Philippine pesos $8.2 million and to buy Australian dollars $34.1 million; Mexican pesos $26.6 million; Swiss francs $24.6 million; South African rand $8.9 million; and Indonesian rupiah $8.2 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the first quarter of 2009, the Company was in a net receivable position of approximately $9.0 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent. The swap agreements combined with a contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of March 28, 2009, gave the Company an all-in effective rate of about 5.4 percent on these borrowings as of March 28, 2009.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR – based floating rate obligations into fixed rate obligations for $200.0 million for 2009 and $100.0 million for 2010. The Company will pay a weighted average rate of about 2.2 percent on the $200.0 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of March 28, 2009. As a consequence of these swaps and the Company’s overall debt level, it is currently significantly above its target of effectively having half of its borrowings with fixed rates.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products and the Company currently estimates that it will utilize about $90 million of resins in its production of Tupperware® products during 2009. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $9 million compared with the prior year. For the first quarter of 2009, the Company’s estimates its cost of sales of the Tupperware® products it produced was adversely impacted by about $1 million due to resin cost changes as compared with the same period in 2008 and based on its current outlook expects a favorable impact for full year 2009 versus 2008 of about $13 million. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s recorded goodwill and intangible assets relate primarily to that generated by its acquisition of the direct selling businesses of Sara Lee Corporation in December 2005. The Company conducts an annual impairment test of this recorded goodwill in the third quarter of each year and in other quarters in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred. The impairment assessment is completed by estimating the fair value of the reporting units and intangible assets and comparing these estimates with their carrying values. Although in 2009 to date there has been no triggering event, the Company will continue to monitor its reporting units. Impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairment arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market, or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program has been negatively impacted by the drivers and ramifications of the credit crisis in the United States which has delayed the completion of the program.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing products across geographies and the success of hedging and risk management strategies;

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate or otherwise make available cash in the United States and to do so at a favorable foreign exchange rate;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

•

other risks discussed in Item 1A, Risk Factors , of the Company’s 2008 Annual Report on Form 10-K as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
12/28/08 – 1/31/09	—	$—	—	$85,685,510
2/1/09 – 2/28/09	—	—	—	85,685,510
3/1/09 – 3/28/09	—	—	—	85,685,510

	—	$—	—	$85,685,510

(a)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The intention was to use the proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. In October 2008, the Board of Directors also authorized the purchase of shares under this program with cash generated by operations. During the first quarter of 2009 the Company did not repurchase any shares under this authorization.

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Nicholas K. Poucher
Vice President and Controller

Orlando, Florida

May 6, 2009