Form 10-Q
period 2009-06-27
TUPPERWARE BRANDS CORP
filed 2009-08-04
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended June 27, 2009

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

As of July 31, 2009, 62,974,758 shares of the common stock, $0.01 par value, of the registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)	13 Weeks Ended
	June 27, 2009	June 28, 2008
Net sales	$524.7	$583.6
Cost of products sold	175.9	199.3

Gross margin	348.8	384.3

Delivery, sales and administrative expense	274.2	316.8
Re-engineering and impairment charges	1.4	3.5
Impairment of goodwill and intangible assets	28.1	9.0
Gains on disposal of assets including insurance recoveries	10.1	0.6

Operating income	55.2	55.6

Interest income	1.1	1.4
Interest expense	7.3	10.1
Other expense	—	0.7

Income before income taxes	49.0	46.2
Provision for income taxes	15.9	10.2

Net income	$33.1	$36.0

Earnings per share:
Basic	$0.53	$0.58
Diluted	0.52	0.56

Weighted-average shares outstanding (millions):
Basic	62.2	61.6
Diluted	63.0	63.5

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in millions, except per share amounts)	26 Weeks Ended
	June 27, 2009	June 28, 2008
Net sales	$987.5	$1,127.0
Cost of products sold	336.0	394.1

Gross margin	651.5	732.9

Delivery, sales and administrative expense	533.0	614.6
Re-engineering and impairment charges	4.1	5.7
Impairment of goodwill and intangible assets	28.1	9.0
Gains on disposal of assets including insurance recoveries	10.1	0.6

Operating income	96.4	104.2

Interest income	1.8	2.5
Interest expense	15.4	18.8
Other expense	1.5	2.1

Income before income taxes	81.3	85.8
Provision for income taxes	22.7	17.7

Net income	$58.6	$68.1

Basic	$0.94	$1.10
Diluted	0.93	1.07

Weighted-average shares outstanding (millions):
Basic	62.1	61.4
Diluted	62.6	63.2

Dividends per common share	$0.44	$0.44

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	June 27, 2009	December 27, 2008
ASSETS
Cash and cash equivalents	$157.9	$124.8
Accounts receivable, less allowances of $28.0 million in 2009 and $27.4 million in 2008	170.1	163.6
Inventories	264.4	277.3
Deferred income tax benefits, net	54.2	62.1
Non-trade amounts receivable, net	40.1	52.2
Prepaid expenses and other current assets	26.9	23.8

Total current assets	713.6	703.8

Deferred income tax benefits, net	361.4	349.7
Property, plant and equipment, net	246.7	245.4
Long-term receivables, net of allowances of $20.1 million in 2009 and $19.9 million in 2008	24.0	26.3
Trademarks and tradenames	156.7	171.2
Other intangible assets, net	15.5	17.9
Goodwill	265.7	276.1
Other assets, net	33.4	25.2

Total assets	$1,817.0	$1,815.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$119.4	$154.0
Short-term borrowings and current portion of long-term debt and capital lease obligations	1.8	3.8
Accrued liabilities	277.4	293.7

Total current liabilities	398.6	451.5

Long-term debt and capital lease obligations	546.6	567.4
Other liabilities	326.6	322.7

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 62,727,491 and 62,367,289 shares issued in 2009 and 2008, respectively	0.6	0.6
Paid-in capital	63.5	56.4
Retained earnings	773.8	743.2
Treasury stock 66,851 shares in 2008, at cost	—	(1.6)
Accumulated other comprehensive loss	(292.7)	(324.6)

Total shareholders’ equity	545.2	474.0

Total liabilities and shareholders’ equity	$1,817.0	$1,815.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	26 Weeks Ended
	June 27, 2009	June 28, 2008
Operating Activities:
Net income	$58.6	$68.1

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.2	31.8
Equity compensation	5.2	3.2
Amortization of debt issuance costs	0.5	0.5
Net gain on disposal of assets	(9.9)	(0.7)
Provision for bad debts	3.4	4.1
Net impact of writedown of inventories	8.9	8.1
Non-cash impact of re-engineering and impairment costs	29.1	9.5
Net change in deferred income taxes	(3.7)	(0.1)
Excess tax benefits from share-based payment arrangements	(0.3)	—
Changes in assets and liabilities:
Accounts and notes receivable	(14.0)	(14.4)
Inventories	7.3	(37.1)
Non-trade amounts receivable	2.9	(2.4)
Prepaid expenses	(3.4)	(3.8)
Other assets	0.3	0.2
Accounts payable and accrued liabilities	(27.4)	(5.7)
Income taxes payable	(5.9)	(22.2)
Other liabilities	0.6	(6.6)
Net cash impact from hedging activity	11.1	(27.2)
Other	(0.1)	0.1

Net cash provided by operating activities	87.4	5.4

Investing Activities:
Capital expenditures	(16.0)	(24.4)
Proceeds from disposal of property, plant and equipment	2.0	2.4
Proceeds from insurance settlements	—	7.5

Net cash used in investing activities	(14.0)	(14.5)

Financing Activities:
Dividend payments to shareholders	(27.4)	(27.1)
Proceeds from exercise of stock options	3.3	13.4
Proceeds from payments of subscriptions receivable	—	0.2
Repurchase of common stock	—	(7.3)
Repayment of long-term debt and capital lease obligations	(20.8)	(1.8)
Net change in short-term debt	(1.9)	15.7
Excess tax benefits from share-based payment arrangements	0.3	—

Net cash used in financing activities	(46.5)	(6.9)

Effect of exchange rate changes on cash and cash equivalents	6.2	3.1

Net change in cash and cash equivalents	33.1	(12.9)
Cash and cash equivalents at beginning of year	124.8	102.7

Cash and cash equivalents at end of period	$157.9	$89.8

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense (DS&A) totaled $31.1 million and $35.6 million for the second quarter of 2009 and 2008, respectively, and $58.3 million and $66.5 million for the year-to-date periods ended June 27, 2009 and June 28, 2008, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A totaled $91.5 million and $106.4 million for the second quarter of 2009 and 2008, respectively, and $177.2 million and $204.2 million for the year-to-date periods ended June 27, 2009 and June 28, 2008, respectively.

Note 4: Inventories

	June 27, 2009	December 27, 2008
	(in millions)
Finished goods	$176.6	$197.3
Work in process	20.9	18.3
Raw materials and supplies	66.9	61.7

Total inventories	$264.4	$277.3

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

On December 28, 2008, the Company adopted Financial Accounting Standards Board (FASB) Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP EITF 03-6-1), which requires that unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for the second quarter and year-to-date period of 2009 was computed in accordance with FSP EITF 03-6-1. The prior period was retrospectively adjusted, resulting in a $0.01 reduction in second quarter and year-to-date 2008 basic earnings per share. The Company had 0.2 million unvested share-based payment awards outstanding in the second quarter and the year-to-date period of 2009 and 0.4 million in the second quarter and year-to-date period of 2008, respectively, which were classified as participating securities under the guidance of FSP EITF 03-6-1.

As noted in SFAS No. 128, Earnings per Share, the two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under that method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security would share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company’s history of paying dividends equally on a per share basis.

The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 Weeks Ended June 27, 2009	13 Weeks Ended June 28, 2008	26 Weeks Ended June 27, 2009	26 Weeks Ended June 28, 2008
Net income	$33.1	$36.0	$58.6	$68.1
Less dividends declared:
To common shareholders	13.8	13.5	27.6	27.0
To participating security holders	0.1	0.1	0.1	0.2

Total undistributed earnings	$19.2	$22.4	$30.9	$40.9

Undistributed earnings to common shareholders	19.1	22.3	30.8	40.7
Undistributed earnings to participating security holders	0.1	0.1	0.1	0.2

Net income available to common shareholders for basic and diluted earnings per share	$32.9	$35.8	$58.4	$67.7

Weighted-average shares of common stock outstanding	62.2	61.6	62.1	61.4
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	0.8	1.9	0.5	1.8

Weighted-average common and common equivalent shares outstanding	63.0	63.5	62.6	63.2

Basic earnings per share	$0.53	$0.58	$0.94	$1.10

Diluted earnings per share	$0.52	$0.56	$0.93	$1.07

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.2	0.3	2.9	0.5

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended June 27, 2009	13 Weeks Ended June 28, 2008	26 Weeks Ended June 27, 2009	26 Weeks Ended June 28, 2008
Net income	$33.1	$36.0	$58.6	$68.1

Foreign currency translation adjustments, net of tax	62.3	9.5	27.9	37.6

Deferred gain (loss) on cash flow hedges, net of tax provision of $0.7 and $5.0 million for the second quarter 2009 and 2008, respectively, and a provision of $1.4 and benefit of $0.5 million for the respective year-to-date periods	0.4	9.6	2.1	(1.9)

Pension and other post retirement costs, net of tax provision of $0.4 and $0.3 million for the second quarter of 2009 and 2008, respectively, and $1.3 and $0.4 million for the respective year-to-date periods	0.4	0.6	1.9	0.8

Comprehensive income	$96.2	$55.7	$90.5	$104.6

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity.

Note 7: Re-engineering Costs

The Company recorded $1.4 million and $4.1 million in re-engineering and impairment charges during the second quarter and first half of 2009, respectively, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $0.2 million related to relocation of the BeautiControl manufacturing facility and $1.0 million related to software impairment.

The Company recorded $3.5 million and $5.7 million in re-engineering and impairment charges during the second quarter and first half of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Italy, Malaysia, Mexico, Netherlands and Philippines operations. Also included was an impairment charge related to software no longer expected to be utilized.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of June 27, 2009 and December 27, 2008 were as follows (in millions):

	June 27, 2009	December 27, 2008
Beginning of the year balance	$2.2	$2.3
Provision	4.1	9.0
Cash expenditures:
Severance	(3.0)	(6.2)
Other	(0.6)	(1.8)
Non-cash impairments	(1.0)	(1.1)

End of period balance	$1.7	$2.2

Of the total accrual at June 27, 2009, $0.3 million related to lease payments, less expected sub-lease income, remaining due on the vacated BeautiControl North America manufacturing facility. The lease term runs through the third quarter of 2009. The bulk of the remaining balance of the accrual relates to severance payments expected to be made in several markets by the end of 2010.

Note 8: Goodwill and Intangible Assets

The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl.

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

In prior periods, the Company recorded impairments related to its Nutrimetics and NaturCare businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. Since the Company’s previous valuation of these units, there has been some improvement in the businesses; however, the level of performance has not met expectations and the current and forecast future results of the Nutrimetics and NaturCare businesses are below those assumed in those prior projections used in the valuations. In the second quarter of 2009, the Company also noted that financial results for the South African beauty business were not meeting the projections used in the 2008 valuation. Given the sensitivity of the valuation to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reducing future forecasts in these units to reflect recent performance including the impact of the external environment. The result of the interim impairment tests was to record a $10.1 million impairment to the Nutrimetics tradename, $4.2 million impairment to the NaturCare tradename and $2.0 million impairment to the Avroy Shlain tradename in the second quarter of 2009. In addition to the impairment of tradenames, the Company also impaired goodwill by $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units.

Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this evaluation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant assumptions for these forecasts include annual revenue growth rates ranging from 0 percent to 10 percent with an average growth rate of 5.6 percent. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units are calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units, the Company applied discount rates to its reporting units’ projected cash flows ranging from 14 to 22 percent. The discount rate at the high end of this range was for the South African reporting unit due to a higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value.

The fair value of the Company’s tradenames is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. The royalty rates were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 5.5 percent was used in 2009. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 15 to 23 percent, and revenue growth ranging from 0 to 10 percent, with an average growth rate between 5.5 percent and 6.8 percent and a long-term terminal growth rate of 3 percent. Similar to the reporting units, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as Avroy Shlain which operates in South Africa.

Given the sensitivity of the valuation to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. A decline in the forecasted results of the Company’s business plan or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. For instance, a 1 percent increase in the discount rate or a 10 percent decrease in the revenue assumptions would result in an additional impairment charge of about $10 million, of which $7 million would relate to Nutrimetics. Further impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairments, net of tax, arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant. Since July 1, 2007, the Company has recognized cumulative impairment charges related to goodwill and intangible assets of $46.1 million, net of tax.

The following table summarizes the year-to-date changes in the Company’s goodwill and tradename balance (in millions):

	Goodwill	Tradenames
Balance at December 27, 2008	$276.1	$171.2
Impairments	(11.8)	(16.3)
Effect of changes in exchange rates	1.4	1.8

Balance at June 27, 2009	$265.7	$156.7

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

Worldwide sales of beauty and personal care products totaled $159.1 million and $200.3 million in the second quarter of 2009 and 2008, respectively, and $296.0 million and $377.1 million for the year-to-date periods ended June 27, 2009 and June 28, 2008, respectively.

(in millions)	13 Weeks Ended June 27, 2009	13 Weeks Ended June 28, 2008	26 Weeks Ended June 27, 2009	26 Weeks Ended June 28, 2008
Net sales:
Tupperware
Europe	$176.1	$203.3	$357.2	$423.5
Asia Pacific	91.3	85.6	163.2	155.8
North America	79.8	84.2	140.1	153.7
Beauty
North America	103.1	134.0	190.5	248.7
Beauty Other	74.4	76.5	136.5	145.3

Total net sales	$524.7	$583.6	$987.5	$1,127.0

Segment profit (loss):
Tupperware
Europe (a)	$30.6	$29.9	$61.4	$68.0
Asia Pacific (a)	17.4	17.2	27.4	27.1
North America	13.0	9.4	15.0	12.4
Beauty
North America (a)	17.4	20.1	27.0	34.5
Beauty Other (a)	7.4	(0.4)	10.2	(6.0)

Total segment profit	85.8	76.2	141.0	136.0

Unallocated expenses	(11.2)	(9.4)	(24.0)	(19.8)
Other income (b)	10.1	0.6	10.1	0.6
Re-engineering and impairment charges (c)	(1.4)	(3.5)	(4.1)	(5.7)
Impairment of goodwill and intangible assets (c)	(28.1)	(9.0)	(28.1)	(9.0)
Interest expense, net	(6.2)	(8.7)	(13.6)	(16.3)

Income before income taxes	$49.0	$46.2	$81.3	$85.8

	June 27, 2009	December 27, 2008
Identifiable assets:
Tupperware:
Europe	$358.0	$386.0
Asia Pacific	181.5	187.7
North America	161.5	162.8
Beauty:
North America	408.5	412.0
Beauty Other	262.3	265.3
Corporate	445.2	401.8

Total identifiable assets	$1,817.0	$1,815.6

(a)	Includes amortization of identified intangibles valued as part of acquisition accounting. In the second quarter of 2009 and 2008, respectively, amounts included were $0.1 million in Europe in both periods, $0.3 million and $0.4 million in Asia Pacific, $0.5 million and $1.0 million in Beauty North America and $0.4 million and $0.9 million in Beauty Other. For the year-to-date period of 2009 and 2008, respectively, amounts included were $0.2 million in Europe in both periods, $0.6 million and $0.8 million in Asia Pacific, $1.0 million and $1.9 million in Beauty North America and $0.7 million and $1.8 million in Beauty Other.
(b)	Other income of $10.1 million in the second quarter and year-to-date periods of 2009 reflects a gain related to the 2007 fire in the Company’s manufacturing facility in South Carolina. For 2008, the $0.6 million reflects a gain from a final insurance claim settlement related to flood damage in Indonesia.
(c)	See Note 7 and 8 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

Note 10: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (2007 Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of June 27, 2009, the applicable margin was 75 basis points, resulting in an effective interest rate on outstanding borrowings of 2.0 percent. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Term loan borrowings outstanding under the 2007 Credit Agreement totaled $525.0 million and $545.0 million as of June 27, 2009 and December 27, 2008. The Company had no borrowings outstanding on its $200 million revolving line of credit as of June 27, 2009 and December 27, 2008.

At June 27, 2009, the Company had $318.6 million of unused lines of credit, including $198.7 million under the committed, secured $200 million revolving line of credit and $119.9 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit.

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

The Company’s fixed charge coverage ratio is required to be in excess of 1.25 through the end of the third quarter of 2009, then in excess of 1.40 through the end of the third quarter of 2010 and in excess of 1.50 thereafter. The leverage ratio must be below 2.75 through the third quarter of 2009. Beginning with the fourth quarter of 2009 the required ratio declines to 2.50 and remains at that level thereafter. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge coverage and leverage ratios as of and for the 12 months ended June 27, 2009 were 1.96 and 1.86, respectively.

The adjusted net worth requirement was $485.9 million as of June 27, 2009. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, adjusted to eliminate up to $75 million of goodwill and intangible asset impairment charges recorded after July 1, 2007, net of tax. There is no adjustment for losses. The Company’s adjusted net worth at June 27, 2009 was $624.7 million.

Adjusted net worth (in millions)	As of June 27, 2009
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	215.6
Plus net increase from equity issuances, certain share repurchases, etc.	48.0
Less reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007, net of tax	(46.1)

Adjusted net worth required	$485.9

Company’s adjusted net worth:
Total shareholders’ equity as of June 27, 2009	$545.2
Plus reductions resulting from foreign currency translation adjustments since year end 2005	54.3
Less increases resulting from tax benefit of employee stock option exercises	(15.3)
Plus reduction resulting from cash flow hedges since year end 2005	17.2
Plus reduction resulting from SFAS 158	21.1
Plus reduction resulting from adoption of FIN 48	2.2

Adjusted net worth	$624.7

12 months ended June 27, 2009
Adjusted covenant earnings:
Net income	$151.9
Add:
Depreciation and amortization	53.0
Gross interest expense	38.3
Provision for income taxes	45.5
Pretax non-cash re-engineering and impairment charges	29.7
Equity compensation	10.5
Deduct:
Gains on land sales, insurance recoveries, etc.	(34.4)

Total adjusted covenant earnings	$294.5

Gross interest expense	$38.3
Less amortization and write off of debt costs	(1.0)

Equals cash interest	$37.3

Capital expenditures	$46.0
Less amount excluded per agreement	(2.3)

Equals adjusted capital expenditures	$43.7

Fixed charge coverage ratio:
Adjusted covenant earnings	$294.5
Less:
Adjusted capital expenditures	(43.7)
Cash taxes paid	(63.6)

Subtotal	$187.2
Divided by sum of:
Scheduled debt payments	$3.6
Dividends and restricted payments	54.7
Cash interest	37.3

Subtotal	$95.6

Fixed charge coverage ratio	1.96

Consolidated total debt	$548.4
Divided by adjusted covenant earnings	$294.5
Leverage ratio	1.86

Note 11: Derivative Instruments and Hedging Activities

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local manufacturing and otherwise sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument used for hedging is designated as a fair value, cash flow or net equity hedge.

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense and totaled a gain of $0.5 million and a loss $0.8 million in the second quarter and year-to-date period of 2009, respectively.

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

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the second quarter of 2009 and 2008, the Company recorded, in foreign currency translation adjustments, a net loss associated with its net equity hedges of $6.2 million and $0.4 million, net of tax benefit of $3.5 million and $0.2 million, respectively. For the year-to-date periods ended June 27, 2009 and June 28, 2008, the Company recorded net losses of $1.2 million and $13.7 million related to these net equity hedges, net of tax benefit of $0.6 million and $7.7 million. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months.

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of June 27, 2009:

Forward Contracts	As of June 27, 2009
(in millions)	Buy	Sell
Euro	$26.1
Mexican peso	13.4
South African rand	13.0
Indonesian rupiah	7.8
New Zealand dollars	6.5
Malaysian ringgit	6.6
South Korean won	4.2
Australian dollars	1.7
Danish krona	1.3
US dollars		$35.2
Swiss francs		9.9
Philippine pesos		8.3
Polish zloty		6.2
Canadian dollars		3.1
Czech koruna		3.0
Croatian kuna		2.6
U.K. pounds		2.2
Thai baht		1.3
Argentine pesos		1.3
Norwegian krona		1.2
Uruguayan peso		1.2
Swedish krona		1.1
Other currencies (net)		2.5

	$80.6	$79.1

The amounts above are the net position of each currency, and in some cases the position is between two foreign currencies.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency generates a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. In the first half of 2009, the cash flow impact of these currency hedges was an inflow of $11.1 million. The above noted amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the second quarter of 2009, the Company was in a net receivable position of $1.0 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The 2007 Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent, plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 27, 2009.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR – based floating obligation into a fixed obligation for $200 million for 2009 and $100 million for 2010. The Company will pay a weighted average rate of 2.2 percent on the $200 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 27, 2009.

The swap agreements combined with the contractual spread dictated by the 2007 Credit Agreement, which was 75 basis points as of June 27, 2009, gave the Company an all-in effective rate of about 4.6 percent on these borrowings as of June 27, 2009.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $29.5 million ($18.9 million net of tax) and $36.0 million ($23.0 million net of tax) as of June 27, 2009 and December 27, 2008, respectively, which is included as a component of accumulated other comprehensive income.

The following tables summarize the Company’s derivative positions and the impact they have on the Company’s financial position as of June 27, 2009:

	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments under statement 133 (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$29.5
Foreign exchange contracts	Non-trade amounts receivable	18.2	Accrued liabilities	17.2

Total derivatives designated as hedging instruments		$18.2		$46.7

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s comprehensive income in the second quarter and year-to-date periods ended June 27, 2009:

	Quarter to Date
Derivatives in Statement 133 fair value hedging relationships (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$13.7	Other expense	$(13.7)

	Year to Date
Derivatives in Statement 133 fair value hedging relationships (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$19.3	Other expense	$(19.5)

	Quarter to Date
Derivatives in Statement 133 cash flow and net equity hedging relationships (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$4.9	Interest expense	$—	Interest expense	$—

Foreign exchange contracts	(2.4)	Cost of products sold and DS&A	1.5	Interest expense	(0.6)

Net equity hedging relationships
Foreign exchange contracts	(9.7)	Other expense	—	Interest expense	(0.6)

	Year to Date
Derivatives in Statement 133 cash flow and net equity hedging relationships (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$6.5	Interest expense	$—	Interest expense	$—

Foreign exchange contracts	(0.3)	Cost of products sold and DS&A	3.1	Interest expense	(1.2)

Net equity hedging relationships
Foreign exchange contracts	(1.8)	Other expense	—	Interest expense	(0.9)

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis as of June 27, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency derivative contracts	$18.2	$—	$18.2	$—

Total	$18.2	$—	$18.2	$—

Description of Liabilities (in millions)	June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$29.5	$—	$29.5	$—
Foreign currency derivative contracts	17.2	—	17.2	—

Total	$46.7	$—	$46.7	$—

The Company uses financial instruments to hedge certain of its exposures and to manage selected impacts of foreign exchange on its financial statements. As of June 27, 2009 the Company held foreign currency forward contracts to hedge various currency exposures, which had a net fair value of positive $1.0 million determined using observable market inputs, being changes in foreign currency rates since the contracts’ inception. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 11 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. There has been no ineffectiveness of the interest rate swap hedges.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

The following table presents information about assets and liabilities measured at fair value on a non-recurring basis as of June 27, 2009, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Intangible assets	$50.1	$—	$—	$50.1
Goodwill	51.5	—	—	51.5

Total	$101.6	$—	$—	$101.6

In accordance with the provisions of SFAS 142, goodwill allocated to the Nutrimetics and South African beauty reporting units was written down to its implied fair value of $41.5 million and $10.0 million, respectively, during the second quarter ended June 27, 2009. Additionally, intangible assets relating to the Company’s Nutrimetics, NaturCare and Avroy Shlain tradenames were written down to their implied fair value of $23.8 million, $20.0 million and $6.3 million, respectively, during the second quarter ended June 27, 2009. Refer to Note 8 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 27, 2009. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that based on current market conditions the value of that debt was $497 million compared to the carrying value of $525 million at June 27, 2009. The lower fair value results from the difference in the interest rate spread under the 2007 Credit Agreement, which was 75 basis points at June 27, 2009, versus the interest spread that the Company believes it would have been able to obtain at that date.

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the second quarter and year-to-date period ended June 27, 2009 and June 28, 2008 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$1.9	$1.9	$—	$0.1	$3.7	$3.9	$—	$0.1
Interest cost	2.4	2.5	0.5	0.7	4.7	5.0	1.1	1.4
Expected return on plan assets	(1.5)	(1.7)	—	—	(3.0)	(3.4)	—	—
Net amortization	0.9	0.7	—	—	1.9	1.3	(0.1)	0.1

Net periodic benefit cost	$3.7	$3.4	$0.5	$0.8	$7.3	$6.8	$1.0	$1.6

During the first half of 2009 and 2008, approximately $1.8 million and $1.4 million were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above

Note 14: Product Warranty

Tupperware ® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 15: Income Taxes

The Company accounts for uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (FIN 48) and FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (FSP FIN 48-1). As of June 27, 2009 and December 27, 2008, the Company’s gross unrecognized tax benefit was $54.0 million and $46.9 million, respectively. The Company estimates that approximately $49.7 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $13.2 million and $6.1 million as of June 27, 2009 and December 27, 2008, respectively.

The Company operates globally and files income tax returns in the United States and multiple state and foreign jurisdictions. The Company regularly evaluates the current and prior tax positions that may be challenged by local authorities and adjusts the accrual for uncertain tax positions. In the quarter ended June 27, 2009, the Company’s gross unrecognized tax benefit increased by $2.8 million and related interest and penalties were increased by $7.2 million as a result of identifying uncertain tax positions related to certain entities in Mexico for which the Company is indemnified. In the current quarter the accrual for uncertain tax positions also increased for the positions being taken in the various tax filings. The accrual is also impacted by foreign currency fluctuations.

Related to the uncertain tax positions balance as of June 27, 2009, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within the next 12 months primarily related to foreign audits in various jurisdictions that may conclude during that period. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The effective tax rate for the second quarter was 32.5 percent compared with 22.1 percent for the comparable 2008 period. The increase was mainly due to the negative tax impact of not having a tax benefit associated with the majority of intangible impairment charges recorded in the second quarter of 2009. In addition, there was a benefit recorded in the second quarter of 2008 related to the utilization of foreign losses, offset in part by costs incurred in concluding foreign audits. The effective rate for the first half of 2009 was 27.8 percent compared with 20.6 percent for the comparable 2008 period, with the change due mainly to the same items impacting the quarter rate. The effective tax rates are below the U.S. statutory rate reflecting the availability of foreign tax credits as well as lower foreign effective tax rates.

Note 16: Non-Cash Activities

In the first half of 2008, employees of the Company settled outstanding loans by returning Company stock worth $0.1 million that was acquired with the proceeds of those loans. Additionally, during the first half of 2008, the Company acquired $3.6 million of property, plant and equipment through a capital lease arrangement. There were no such non-cash activities in the 2009 period.

Note 17: Stock Based Compensation

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

Stock Options

Stock options to purchase the Company’s common stock are granted to employees, upon approval by the Company’s Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years in equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant. In the first half of 2009, the Company granted stock options on 117,850 shares which were granted in the first quarter. No options were granted in the first half of 2008. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2009 option grants: dividend yield of 2.9 percent; expected volatility of 37 percent; risk-free interest rate of 2.3 percent; and expected lives of 8 years. The weighted average grant date fair value of the stock options granted in 2009 was $5.65 per share. For 2009 and 2008, compensation expense associated with all outstanding stock option awards was $0.6 million and $0.7 million for the second quarter and $1.9 million and $1.4 million for the year-to-date periods, respectively.

Stock option activity for 2009 under all of the Company’s incentive plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 27, 2008	6,327,869	$20.52	4,866,334	$19.48
Granted	117,850	18.28
Expired / Forfeited	(55,419)	23.87
Exercised	(202,666)	17.24

Balance at June 27, 2009	6,187,634	$20.55	4,641,786	$19.60

For 2009 and 2008, the intrinsic value of options exercised during the second quarter totaled $1.5 million and $1.1 million and $1.6 million and $14.4 million for the year-to-date period, respectively.

Restricted Stock and Restricted Stock Units

The Company also grants restricted stock and restricted units to its employees and directors. The Company has time-vested and performance-vested awards. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the shares on the date of grant, and for time-vested awards is recorded pro rata over the required service period ranging from one to six years. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria over the required service period. The Company granted 250,000 shares of time-vested restricted stock in February of 2009 with a fair value of $17.36 per share. The awards vest after a period of approximately 5.5 years from date of grant. The Company also granted performance-vested awards under its performance share plan in February of 2009 totaling 149,025 shares with a fair value of $17.36 per share. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures. Prior to 2009, the Company paid out the awards associated with this program in cash. In November 2008, the Company modified this program and subsequently is paying out the awards in the Company’s common stock. In the second quarter of 2009, as a result of improved performance, the Company increased the estimated number of shares expected to vest by a total of 69,189 shares for the three performance plans currently outstanding. The Company also granted 46,140 restricted stock units to its Board of Directors in the second quarter of 2009 to vest over a one-year period with a fair value of $22.76 per share. For 2009 and 2008, compensation expense associated with all employee and director stock, restricted stock and restricted stock unit awards outstanding, including the performance shares, was $2.0 million and $1.1 million for the second quarter and $3.3 million and $3.7 million for the year-to-date periods, respectively.

Restricted stock and restricted stock unit activity for 2009 under all of the Company’s incentive plans is summarized in the following table:

Restricted stock and restricted stock units	Shares outstanding	Weighted average grant date fair value
Balance at December 27, 2008	546,821	$20.40
Granted	445,165	17.92
Performance share adjustment	69,189	17.36
Vested	(10,000)	21.22
Forfeited	(7,150)	17.54

Balance at June 27, 2009	1,044,025	$19.13

In the second quarter of 2009 and 2008 as well as the year-to-date period of 2008, no restricted stock or restricted stock units vested. The fair value of restricted stock and restricted stock units vested in the year-to-date period of 2009 was $0.2 million. As of June 27, 2009, total unrecognized stock based compensation expense related to all stock based awards was $14.9 million, which is expected to be recognized over a weighted average period of 33 months. The average remaining contractual life as of June 27, 2009 on outstanding and exercisable stock options was 4.7 years and 3.4 years, respectively.

Stock from treasury shares was issued when stock options were exercised or restricted stock was awarded until all such shares were issued, which occurred during the first quarter of 2009. Subsequently, the Company began using previously unissued shares, which totaled 360,202 for the first half of 2009.

Note 18: Commitments and Contingencies

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company was adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of June 27, 2009, the Company had received $49.2 million in proceeds, of which $6.5 million was received in the first half of 2009, from its insurance companies to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire. The Company expects to receive $61.5 million in total proceeds under the claim, with $3.0 million received in July of 2009 and $0.3 million expected in the third quarter of 2009. As such the Company recorded a receivable of $3.3 million as of June 27, 2009, which accounted for most of a total gain of $10.1 million recorded in the second quarter and year-to-date period. The additional $9.0 million is expected to be received in the second half of 2009 for further recovery of property, plant and equipment; however, at this time this amount has not been recorded as the related contingency has not yet been resolved. The Company netted $6.5 million of proceeds against capital expenditures on the Consolidated Statement of Cash Flows as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility during 2009. In the first half of 2008, the Company included $6.4 million of proceeds under the caption “Proceeds from insurance settlement” in investing activities on the Consolidated Statement of Cash flows as these proceeds from insurance recoveries related to property, plant and equipment.

Note 19: New Accounting Pronouncements

The FASB has issued three related Staff Positions to clarify the application of SFAS 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods. The Staff Positions are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, if all three Staff Positions or both the fair-value measurements and other-than-temporary impairment Staff Positions are adopted simultaneously. The Staff Positions were adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements. Each of the Staff Positions are described in more detail below.

FASB Staff Position (FSP) 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability has significantly decreased. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale), between market participations at the measurement date under current market conditions.

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

FSP FAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in summarized information in interim reporting periods.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1), to amend SFAS 141 (revised 2007), Business Combinations. FSP 141(R)-1 addresses the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in a business combination, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This FSP also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The Company does not anticipate that the adoption of this statement will have a material impact on its Consolidated Financial Statements, absent any future material business combinations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements. Subsequent events were evaluated by the Company as of August 4, 2009, the date at which the Consolidated Financial Statements were issued.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company will be the beginning of its 2010 fiscal year. The Company does not anticipate that the adoption of this statement will have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation No. 46(R), Variable Interest Entities, for determining whether an entity is a variable interest entity (VIE) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS 167, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. SFAS 167 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. SFAS 167 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. SFAS 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company will be the beginning of its 2010 fiscal year. The Company is currently evaluating the impact the adoption of SFAS 167 will have on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company does not anticipate that the adoption of this statement will have a material impact on its Consolidated Financial Statement note disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 26 weeks ended June 27, 2009 compared with the 13 and 26 weeks ended June 28, 2008 and changes in financial condition during the 26 weeks ended June 27, 2009.

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

Overview

Dollars in millions, except per share amounts	13 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	June 27, 2009	June 28, 2008
Net sales	$524.7	$583.6	(10)%		4%	$(78.6)
Gross margin as a percent of sales	66.5%	65.8%	0.7	pp	na	na
DS&A as percent of sales	52.3%	54.3%	(2.0	) pp	na	na
Operating income	$55.2	$55.6	(1)%		40%	$(15.9)
Net income	33.1	36.0	(8)		42	(12.6)
Net income per diluted share	0.52	0.56	(7)		42	(0.20)

Dollars in millions, except per share amounts	26 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	June 27, 2009	June 28, 2008
Net sales	$987.5	$1,127.0	(12)%		2%	$(162.9)
Gross margin as a percent of sales	66.0%	65.0%	1.0	pp	na	na
DS&A as percent of sales	54.0%	54.5%	(0.5	) pp	na	na
Operating income	$96.4	$104.2	(7)%		31%	$(30.4)
Net income	58.6	68.1	(14)		34	(24.2)
Net income per diluted share	0.93	1.07	(13)		34	(0.38)

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Total local currency net sales increased 4 percent in the second quarter of 2009 compared with the same period of 2008. This increase came mainly from Tupperware Brazil, France, Indonesia, Malaysia/Singapore, Mexico, Russia, South Africa and Venezuela, primarily, reflecting higher active sales forces from strong recruiting and successful promotional programs. Partially offsetting the increases in sales in these units were decreases primarily at BeautiControl, China, Fuller Mexico and Germany, reflecting lower and less productive sales forces at least in part in light of the negative external environment. On a local currency basis, operating income and net income increased in the second quarter of 2009 compared with the same period of 2008. The increase in operating and net income reflected improvements in all of the Company’s segments, lower interest expense and a gain of $10.1 million from insurance recoveries associated with a 2007 fire in South Carolina, partially offset by higher impairment charges related to the Company’s tradenames and goodwill.

Local currency sales for the year-to-date period of 2009 increased 2 percent compared with the same period of 2008. The units and factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the second quarter comparisons.

A more detailed discussion of the specific segment results is included in the Segment Results section following.

The Company’s balance sheet remained strong with an increase of $62.7 million in working capital as compared with the end of 2008. This reflected an increase in cash of $33.1 million, resulting from strong generation of cash flow from operating activities net of cash flow used in investing activities that was only partially used to pay dividends and reduce debt, along with reductions of accounts payables and accrued compensation reflecting the payout of amounts due at year end 2008 that were higher than comparable amounts due at the end of June 2009. The Company closed the second quarter of 2009 with a debt to total capital ratio of 50 percent as compared with 55 percent at the end of 2008 and 50 percent at the end of 2008’s second quarter. Total capital is defined as total debt plus shareholders’ equity.

Net cash flow from operating activities was an inflow of $87.4 million for the first half of 2009 compared with an inflow of $5.4 million for the same period of 2008. The increase most significantly reflected $11.1 million in cash inflow to settle foreign currency hedge contracts and a $7.3 million inflow from the reduction of inventory held, in 2009, compared with outflows of $27.2 million and $37.1 million, respectively in the 2008 period.

Net Sales

Second quarter sales were 4 percent higher in local currency compared with last year. Sales in the Company’s emerging markets accounted for the second quarter 2009 increase in local currency sales. These markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 51 percent of the Company sales for both the second quarter of 2009 and 2008, respectively. Total sales for the emerging markets decreased $29.7 million or 10 percent as reported, in the second quarter of 2009, compared with the same period of 2008, which included a negative $53.3 million impact from changes in foreign currency exchange rates. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 10 percent. The substantial increase in local currency sales in the Company’s emerging markets was led by Tupperware Brazil, Indonesia, Malaysia/Singapore, Mexico, Russia, South Africa and Venezuela, with a partial offset primarily in China and Fuller Mexico. The Company’s established market businesses decreased 10 percent on a reported basis in the second quarter of 2009 compared with last year, although sales were down only 1 percent excluding the impact of weaker foreign currencies on the comparison. The decline largely reflected lower sales by BeautiControl and Germany, with a partial offset by Tupperware France.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with local currency sales growth in all the segments, except Beauty North America, led by the emerging markets. On a year-to-date basis, emerging markets accounted for 50 percent and 49 percent of total Company sales for 2009 and 2008, respectively. Total sales on a reported basis in the emerging markets decreased $63.9 million, or 12 percent in the first half of 2009 compared with 2008. This reflected a negative impact of changes in foreign currency exchange rates of $108.2 million. Excluding the impact of foreign currency, sales increased in these markets by 10 percent. The Company’s established market businesses decreased 13 percent on a reported basis for the year-to-date period of 2009 compared with last year, although sales were down only 4 percent excluding the impact of weaker foreign currencies on the comparison.

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

The Company recorded $1.4 million and $4.1 million in re-engineering and impairment charges during the second quarter and first half of 2009, respectively, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $0.2 million related to relocation of the BeautiControl manufacturing facility and $1.0 million related to software impairment.

The Company recorded $3.5 million and $5.7 million in re-engineering and impairment charges during the second quarter and first half of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Italy, Malaysia, Mexico, Netherlands and Philippines operations. Also included was an impairment charge related to software no longer expected to be utilized.

In the last half of 2009, the Company expects to incur approximately $2.6 million of costs related to small scale headcount reductions in several of its operations.

The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. The Company conducts an annual impairment test of goodwill and intangible assets in the third quarter of each year, other than for BeautiControl where the annual valuation is performed in the second quarter, and in other quarters in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred. The impairment assessment is completed by estimating the fair value of the reporting units and intangible assets and comparing these estimates with their carrying values.

In prior periods, the Company recorded impairments related to its Nutrimetics and NaturCare businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. Although some improvements have been made in these businesses, the rate of growth of sales, profit and cash flow of the Nutrimetics and NaturCare businesses in the second quarter of 2009 were below the Company’s projections used in its previous valuations, as was the forecast for growth in future periods. In the second quarter of 2009, the Company also noted that financial results of the South African beauty business was not meeting the projections used in the 2008 valuation. Given the sensitivity of the valuations to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reflecting reduced future forecasts in these markets, including the impact of the external environment. The result of the interim impairment tests was to record tradename impairments of $10.1 million for Nutrimetics, $4.2 million for NaturCare and $2.0 million for Avroy Shlain in the second quarter of 2009. In addition to the impairment of tradenames, the Company also impaired goodwill by $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. Refer to Note 8 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.

In the second quarter of 2008, the Company recorded impairments of the tradenames of Nutrimetics of $6.5 million and NaturCare of $2.5 million.

Gross Margin

Gross margin as a percentage of sales was 66.5 percent in the second quarter of 2009 and 65.8 percent in the second quarter of 2008. For the year-to-date periods, gross margin as a percentage of sales was 66.0 percent in 2009 compared with 65.0 percent in 2008. The increase was due mainly to sales of a favorable product mix in most of the segments and the benefit of lower resin prices and freight costs.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 52.3 percent for the second quarter of 2009, compared with 54.3 percent in 2008. For the year-to-date periods, DS&A as a percentage of sales was 54.0 percent for 2009 compared with 54.5 percent in 2008. Contributing to the improvements in DS&A was lower promotional spending, a decrease in distribution costs due to lower fuel costs compared with the same periods last year and the benefits of expense savings action plans. In the first quarter 2009, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through the separate beauty business it had been operating. This former business had a high ratio of costs to sales.

Also contributing to this decrease was less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $1.3 million in the second quarter of 2009 as compared with $2.4 million in the same period of 2008. For the full year of 2009, the amortization is expected to be $5.0 million versus $9.0 million in 2008.

Net Interest Expense

Net interest expense was $6.2 million for the second quarter of 2009 compared with $8.7 million for the same period of 2008. For the first half of 2009 net interest expense was $13.6 million compared with $16.3 million for the same period of 2008. The decreases were mainly related to a lower average debt level and lower U.S. interest rates in 2009 compared with 2008.

Tax Rate

The effective tax rate for the second quarter was 32.5 percent compared with 22.1 percent for the comparable 2008 period. The increase was mainly due to the lack of a tax benefit associated with a large portion of the intangible impairment charges in the second quarter of 2009. In addition, there was a benefit recorded in the second quarter of 2008 related to the utilization of foreign losses, offset in part by costs incurred in concluding foreign audits. The effective rate for the first half of 2009 was 27.8 percent compared with 20.6 percent for the comparable 2008 period, due mainly to the same items impacting the quarterly comparison. The effective tax rates are below the U.S. statutory rate reflecting the availability of foreign tax credits as well as lower foreign effective tax rates.

As discussed in Note 15 to the Consolidated Financial Statements, the requirements of FIN 48 result in the potential for volatility surrounding the recognition and derecognition of uncertain tax positions, including the timing of those adjustments. At this time, the Company is unable to estimate what impact this may have on any individual quarter. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation.

Net Income

Net income in the second quarter of 2009 decreased by 8 percent compared to the same period of 2008, resulting from the negative impact of weaker foreign currencies. Excluding the impact of these currencies, net income increased 42 percent in the second quarter compared with last year.

Net income for the year-to-date period of 2009 was negatively impacted by weaker foreign currencies resulting in lower net income of 14 percent. Excluding the impact of these currencies, net income increased 34 percent for the year-to-date period of 2009 compared with the same period of 2008. The factors impacting the year-to-date net income comparisons were similar to those impacting the second quarter comparisons. The net increases in local currency reflect the items described above.

International operations in the second quarter generated 85 percent and 86 percent of sales respectively in 2009 and 2008 and accounted for 91 percent and 93 percent of net segment profit. For the year-to-date periods, international operations generated 85 percent and 86 percent of sales and 93 percent and 94 percent of net segment profit in 2009 and 2008, respectively.

The Company generated 30 percent of its second quarter and year-to-date 2009 sales from beauty products, as compared with 34 percent in the second quarter of 2008 and 33 percent for the year-to-date period.

Segment Results

Europe

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Second Quarter
Net sales	$176.1	$203.3	(13)%		2%	$(30.7)	34	35
Segment profit	30.6	29.9	2		25	(5.7)	36	39

Segment profit as percentage of sales	17.4%	14.7%	2.7	pp	na	na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Year-to-Date
Net sales	$357.2	$423.5	(16)%		1%	$(69.4)	36	37
Segment profit	61.4	68.0	(10)		11	(12.8)	44	50

Segment profit as percentage of sales	17.2%	16.1%	1.1	pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Local currency sales in the second quarter of 2009 increased slightly compared with the same period of 2008. The segment continues to achieve growth through its emerging markets with a significant increase in South Africa and modest improvements in Turkey and Russia. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 34 percent of reported net sales in this segment for both the second quarter of 2009 and 2008. The overall improvement in sales in these markets was due to continued growth in the total sales force, achieved through further geographic expansion and successful recruiting of new sellers. Although sales increased in Russia in the second quarter of 2009, the increase was significantly lower compared with the first quarter of 2009 as a result of fewer promotional sales periods and a decline in consumer purchasing power leading to lower average orders.

The segment’s local currency sales in the second quarter of 2009 in the established markets were about even compared with the same period of 2008. The performance in the established markets was driven by significant improvements in Austria and strong growth in France and Italy, resulting from higher and more productive sales forces in addition to higher business-to-business sales in Italy. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the party-plan channel. Consequently, activity in one period may not be indicative of future trends. Offsetting these improvements in the established markets was a single digit decline in local currency sales in Germany and double digit declines in Switzerland, Portugal and the Nordics. The decline in Germany was mainly driven by a lower sales force as well as a lower activity rate. In Germany, the Company has implemented some of the approaches that have worked successfully in France and has recently put in place a program designed to increase the number of sales force leaders developed. The markets in Switzerland, Portugal and the Nordics were negatively impact by low recruiting results and an overall decline in sales force.

The year-to-date sales variances, were similar to those of the quarter, except that local currency sales in Russia in the first quarter increased significantly versus 2008.

Segment profit was up slightly during the second quarter of 2009 compared with the same period of 2008, although up significantly excluding the negative impact on the comparison of exchange rate fluctuations. The local currency increase in segment profit was mainly driven by higher margins from better resin prices and a better mix of products sold, as well as lower promotional spending resulting from improved structures in promotional offers and cost controls implemented by management. On a year-to-date basis segment profit decreased $6.6 million as reported, which was negatively impacted by changes in foreign currencies. Excluding the impact of exchange rates on the year-to-date period, segment profit increased 11 percent compared with the same period of 2008. The main reasons for the improvement in segment profit were similar to those of the quarter.

The euro and Russian ruble were the main currencies that led to the negative impact from exchange rates on the quarter and year-over-year sales and segment profit comparisons.

Asia Pacific

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Second Quarter
Net sales	$91.3	$85.6	7%		15%	$(6.3)	17	15
Segment profit	17.4	17.2	2		19	(2.5)	20	23

Segment profit as percentage of sales	19.1%	20.1%	(1.0	) pp	na	na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Year-to-Date
Net sales	$163.2	$155.8	5%		14%	$(12.9)	17	14
Segment profit	27.4	27.1	1		21	(4.3)	19	20

Segment profit as percentage of sales	16.8%	17.4%	(0.6	) pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Asia Pacific had a strong second quarter with a 15 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets accounted for $49.4 million and $40.9 million, or 54 and 48 percent, of the reported sales in this segment for the second quarters of 2009 and 2008, respectively. The emerging market sales were negatively impacted due to changes in foreign currency by $3.6 million. Excluding the impact of foreign currencies, sales increased 32 percent in these markets. The significant improvement was primarily in Indonesia, India, Korea and Malaysia/Singapore. The sales growth in these markets was the result of larger and more active sales forces from strong recruiting and retention, successful promotional activities and brand building initiatives, attractive consumer offers and positive response to new product launches. Partially offsetting the increase in these emerging markets was a decrease in sales in China. Although there was a modest increase in sales by the outlets to end consumers, the lower company sales resulted from fewer active outlets and the fact they ordered less as there is still uncertainty in the external environment. Despite the decrease in China sales year-over-year, sales did increase in the second quarter by 30 percent compared with the first quarter of 2009, as the outlets’ ordering pattern began to improve. The year-to-date sales variances in the emerging markets largely mirrored those of the quarter.

Local currency sales for the established markets in this segment were about even with the second quarter of 2008 and down slightly on a year-to-date basis. In the second quarter, Tupperware Japan had a modest improvement in local currency sales due to successful recruiting; however, on a year-to-date basis local currency sales were about even compared to the same period of 2008, due mainly to a lower sales force in the first quarter of the year. Tupperware Australia and New Zealand, benefited from a larger sales force in the first quarter of 2009, which declined in the second quarter and became less productive resulting in lower local currency sales in the market for the second quarter and year-to-date comparisons.

Total segment profit increased slightly in the second quarter of 2009 compared with the same period of 2008 on a reported basis. Excluding the negative impact of foreign currencies on the comparison, segment profit increased 19 percent. The improvement was mainly driven by the higher sales volume and a slight improvement in gross margins due to a better product mix sold. This was partially offset by higher promotional spending and higher marketing costs. The increase in promotional costs this quarter was due, in part, to the timing of a distributor conference in Tupperware Australia where these costs were incurred in the third quarter of 2008 compared with the second quarter this year. Higher marketing expenses were mainly due to continued brand building initiatives. The reasons for the year-to-date profit variance largely mirrored those of the quarter.

The Australian dollar and Korean won were the main currencies that led to the negative foreign currency impact on the 2009 sales and profit comparisons with 2008.

Tupperware North America

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Second Quarter
Net sales	$79.8	$84.2	(5)%		6%	$(8.9)	15	14
Segment profit	13.0	9.4	39		64	(1.5)	15	12

Segment profit as percentage of sales	16.3%	11.2%	5.1	pp	na	na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Year-to-Date
Net sales	$140.1	$153.7	(9)%		2%	$(16.9)	14	14
Segment profit	15.0	12.4	21		43	(1.9)	11	9

Segment profit as percentage of sales	10.7%	8.1%	2.6	pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Local currency sales increased 6 percent in the second quarter of 2009 compared with the same period of 2008. The increase was driven by improvement in both units in the segment. Local currency sales in the United States and Canada showed a modest improvement in the second quarter of 2009 compared with 2008. This was driven by a slightly higher sales force, an increase in party attendance as well as an overall increase in the number of parties held despite the negative impact from the external environment. Tupperware Mexico showed a strong improvement in local currency sales in the second quarter driven by a higher active sales force and successful promotional programs. The increase in local currency sales in Tupperware Mexico was in spite of a decrease in business-to-business sales in the second quarter compared to the same period last year. The second quarter sales increase offset a decline in the first quarter resulting in a slight increase in local currency sales for the year-to-date comparison.

For the second quarter of 2009, segment profit in both units increased in total and as a percent of sales compared to the same period of 2008. This reflected the sales increases, along with improved gross margins resulting from a favorable product mix and lower resin prices, along with lower distribution costs from better negotiated freight rates, partially offset by higher promotional expense in Tupperware Mexico due to the addition of two promotional events in the second quarter compared to last year. On a year-to-date basis, segment profit also increased in total and as a percent of sales; however, the improvements were not as significant for the year-to-date period compared to those for the quarter, due to a slow start to the year in the Tupperware United States and Canada business. In the first quarter of 2009, the United States and Canada generated lower segment profit compared with the first quarter of 2008, resulting from lower sales and gross margin.

Beauty North America

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Second Quarter
Net sales	$103.1	$134.0	(23)%		(8)%	$(22.5)	20	23
Segment profit	17.4	20.1	(13)		14	(4.8)	20	26

Segment profit as percentage of sales	16.9%	15.0%	1.9	pp	na	na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Year-to-Date
Net sales	$190.5	$248.7	(23)%		(7)%	$(42.9)	19	22
Segment profit	27.0	34.5	(22)		6	(9.0)	19	25

Segment profit as percentage of sales	14.2%	13.9%	0.3	pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Total local currency sales for the segment decreased 8 percent in the second quarter of 2009 compared with 2008 as both businesses had lower sales during the quarter. BeautiControl North America’s sales decline was mainly due to a lower sales force size. BeautiControl North America has recently implemented certain management changes and is focused on strengthening the business by re-emphasizing selling through the party and recruiting sales force members under the earnings opportunity. At Fuller Mexico, the total sales force was slightly lower and was less productive resulting in lower sales for the quarter.

Segment profit decreased $2.7 million in the second quarter of 2009 and $7.5 million for the year-to-date period compared with the same period of 2008, entirely due to a negative impact from a weaker Mexican peso. Fuller Mexico’s segment profit increased excluding the impact of foreign currencies despite the lower sales generated in the quarter. This was mainly due to an effort by management to reduce operating costs, as well as lower promotional costs in light of a lower level of awards earned by the sales force. The segment profit of BeautiControl North America decreased only slightly compared with the same period last year, despite the significant decrease in sales. This was also due to lower promotional spending in line with sales force achievement, along with lower distributions cost and other efforts to better manage costs.

Beauty Other

	2009	2008	Change		Change excluding the impact of foreign exchange (a)		Foreign exchange impact (a)	Percent of total
dollars in millions								2009	2008
Second Quarter
Net sales	$74.4	$76.5	(3)%		12%		$(10.2)	14	13
Segment profit	7.4	(0.4)		+		+	0.3	9	na

Segment profit as percentage of sales	9.9%	na	na		na		na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)		Foreign exchange impact (a)	Percent of total
dollars in millions								2009	2008
Year-to-Date
Net sales	$136.5	$145.3	(6)%		10%		$(20.8)	14	13
Segment profit	10.2	(6.0)		+		+	1.1	7	na

Segment profit as percentage of sales	7.5%	na	na		na		na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points
+	increase greater than 100 percent

Local currency sales for this segment increased 12 percent in the second quarter of 2009 compared with the same period of 2008. The increase was mainly driven by significant improvement in the Central and South American businesses of Tupperware Venezuela and Tupperware Brazil, reflecting strong growth in both total and active sales force due to improved retention programs, strong productivity as well as higher prices in Venezuela due to inflation. Also contributing to the increase in sales for this segment was Fuller Argentina and Nuvo Uruguay, resulting from increases in average order size, including price increases.

The higher segment profit was the result of improved results in Central and South America, due to the higher sales volume, and in Venezuela the higher pricing and other value chain improvements. In the first quarter of 2009, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through the separate beauty business it had been operating, resulting in cost savings which improved overall segment profit. The segment was also positively impacted by lower amortization of definite-lived intangible assets acquired. A significant portion of the earnings in this segment have been generated in Venezuela and translated to U.S. dollars at the official exchange rate. As further described in the Liquidity and Capital Resources section following, the cash generated from these earnings is not immediately available at this exchange rate and the parallel rate that is available to access the cash is currently about 69 percent less favorable than the official exchange rate at which profit has been recorded.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar, Brazilian real, and Argentine and Philippine pesos were the main currencies that led to the foreign exchange impact on the second quarter 2009 sales comparison versus 2008.

Financial Condition

Liquidity and Capital Resources Working capital increased by $62.7 million as of the end of the second quarter of 2009 compared with the end of 2008 to $315.0 million. The main components of the higher working capital were a higher cash balance of $33.1 million resulting from cash flows generated from operations during the first half of 2009 and lower accounts payable and accrued compensation, reflecting the payout of amounts due at year end 2008, along with an increase in accounts receivable due mainly to higher sales. Partially offsetting these factors was a lower inventory balance at the end of the second quarter as the Company benefitted in many markets from inventory reduction initiatives.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (2007 Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of June 27, 2009, the applicable margin was 75 basis points, resulting in an effective interest rate on LIBOR-based borrowings of 2.0 percent. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Term loan borrowings outstanding under the 2007 Credit Agreement totaled $525.0 million and $545.0 million as of June 27, 2009 and December 27, 2008, respectively. The Company had no borrowings outstanding on its $200 million revolving line of credit as of June 27, 2009 and December 27, 2008.

The 2007 Credit Agreement contains three financial covenants; a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. The Company expects to maintain compliance with its debt covenants for the next 12 months and beyond; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance. The Company’s most restrictive financial debt covenant is currently the ratio of earnings to fixed charges, which is required to be in excess of 1.25 through the end of the third quarter of 2009 and then increases to 1.40 before rising again, to 1.50, beginning in the fourth quarter of 2010. The Company’s fixed charge ratio for the 12 months ended June 27, 2009 was 1.96, yielding an adjusted covenant earnings cushion of over $65 million. Due to the high proportion of segment profit earned by the Company’s international operations, the Company’s adjusted covenant earnings as defined in the debt agreement is significantly impacted by large changes in foreign exchange rates. Using the Company’s current estimates for 2009 related to the factors impacting the covenant calculation, the Company estimates it will have adjusted covenant earnings cushion of well over $50 million going forward including the impact of the escalations in the required fixed charge coverage ratio under the terms of the credit agreement. While the covenants are restrictive and could impact the Company’s ability to borrow, pay dividends or make capital investments in its business, this will not be necessary based on the Company’s current outlook. The Company does not currently expect to repurchase any of its shares in 2009 under its outstanding $150 million authorization other than with the proceeds from stock option exercises.

The Company is exposed to counterparty risk associated with its cash balances and monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its cash and cash equivalents balance of $157.9 million that is or will become available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of June 27, 2009, the Company had $198.7 million available under its revolving line of credit and $119.9 million available under other uncommitted lines of credit. The Company has not experienced any significant limitations on its ability to access its committed facility.

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

The Venezuelan government has instituted controls that fix the exchange rate between the bolivar and the US dollar and require approval of all exchanges at the official rate. This official rate has remained steady despite significant inflation over the last few years. Primarily as a result of favorable operating cash flows in the market the Company has included in the cash balance of $157.9 million reported at June 27, 2009, $24.5 million denominated in bolivars, translated at the official rate. Due to the exchange controls in place, limitations on the types of things for which the official exchange rate applies and delays in the approval process the Company can not immediately access this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company has made applications to transfer funds at the official rate both for the payment of dividends and imported products and currently has approximately $8.4 million under request. The Company believes it could access this cash more quickly by making use of a legal parallel exchange mechanism; however, the rates implied by transactions under this mechanism are currently about 69 percent less favorable. This would result in the Company receiving fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statement of Income. Based on the current unofficial exchange rate available, this would result in $16.8 million of expense being recorded. The Company currently expects to incur $12 million in expense in the second half of 2009 associated with the conversion of Venezuelan bolivars to U.S. dollars using the parallel rate available in the market. The Company expects that $4 million of this expense will be incurred in the third quarter of 2009 with the remaining $8 million incurred in the fourth quarter.

It is possible that continued inflation may cause Venezuela to be designated as a highly inflationary economy during 2009 or thereafter. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, earnings would be negatively impacted.

Also included in the Company’s cash balance as of June 27, 2009 was $22.4 million in China and $10.5 million in India.

The debt to total capital ratio at the end of the second quarter of 2009 was 50 percent as compared with 55 percent at the end of 2008 and 50 percent at the end of 2008’s second quarter. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The decrease in the debt to total capital ratio compared with the end of 2008 was due to an increase in equity compared to the end of 2008, largely from earnings in 2009 and changes in foreign currencies positively impacting the foreign currency translation adjustment, reduced by dividends declared. Also contributing to the improvement was a lower debt balance primarily due to the Company’s voluntary payment of $20 million on its term debt in the second quarter of 2009.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company was adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of June 27, 2009, the Company had received $49.2 million in proceeds, of which $6.5 million was received in the first half of 2009, from its insurance companies to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire. The Company expects to receive $61.5 million in total proceeds under the claim, with $3.0 million received in July of 2009 and $0.3 million expected in the third quarter of 2009. As such the Company recorded a receivable of $3.3 million as of June 27, 2009, which accounted for most of a total gain of $10.1 million recorded in the second quarter and year-to-date period. The additional $9.0 million is expected to be received in the second half of 2009 for further recovery of property, plant and equipment; however, at this time this amount has not been recorded as the related contingency has not yet been resolved. The Company netted $6.5 million of proceeds against capital expenditures on the Consolidated Statement of Cash Flows as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility during 2009. In the first half of 2008, the Company included $6.4 million of proceeds under the caption “Proceeds from insurance settlements” in investing activities on the Consolidated Statement of Cash Flows as these proceeds from insurance recoveries related to property, plant and equipment.

Operating Activities Net cash provided by operating activities for the first half of 2009 was $87.4 compared with $5.4 million in the comparable 2008 period. In 2009, the Company received $11.1 million to settle foreign currency hedge contracts, whereas in the first half of 2008 the Company paid $27.2 million related to these types of contracts. Also contributing to higher operating cash flows was the Company’s focus on inventory levels which resulted in an inflow of $7.3 million in the first half of 2009 compared with an outflow of $37.1 million in 2008. This was offset by an increase in the outflow from accounts payable and accrued liabilities, due largely to a higher amount due at the beginning of 2009 compared with the beginning of 2008, including higher incentive accruals paid out in the first half of 2009 compared with 2008, as well as lower purchases in line with the Company’s lower inventory level.

Investing Activities During the first half of 2009 and 2008, the Company spent $16.0 million and $24.4 million for capital expenditures, respectively. The most significant type of spending in 2009 and 2008 was for molds for new products with the greatest amount spent in Europe. In the first half of 2009 the Company spent $6.5 million to replace the distribution capacity at the Company’s Hemingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The costs required to replace the distribution capacity at this facility were reimbursed by insurance proceeds and are shown net in the Consolidated Statement of Cash Flows. The proceeds from disposal of property, plant and equipment in 2009 of $2.0 mainly related to the sale of the Company’s former manufacturing facility in Halls, Tennessee with the remaining being mainly from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. The 2008 proceeds were primarily from the sale of automobiles. In the first half of 2008, the Company received $7.5 million in insurance proceeds, of which $6.4 million related to the 2007 fire at the Company’s facility in South Carolina. The remaining insurance proceeds received related to flood damage in Indonesia.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). There were no proceeds from this program during the first half of either 2009 or 2008. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. The Company’s program to sell this land is exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market, or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program has been negatively impacted by the drivers and ramifications of the credit crisis in the United States which has delayed the completion of the program. The Company’s term loan agreement requires it to remit proceeds received for the disposition of excess property, less spending for its improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $27.4 million and $27.1 million in the first half of 2009 and 2008, respectively. Proceeds received from the exercise of stock options were $3.3 million and $13.4 million for the first half of 2009 and 2008, respectively. The Company made net repayments of borrowings of $22.7 million in the first half of 2009, compared with net borrowings of $13.9 million during the first half of 2008. The 2009 repayments included a voluntary payment of its term debt of $20 million in the second quarter of 2009 as a result of its improved cash generated from operations, whereas in 2008 the Company had borrowed on its revolver in the first half of the year due to the low level of cash flow generated from operating activities.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended at that time to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2008, the Board of Directors approved also repurchasing shares under this authorization with available cash flow generated from operations, although no such repurchases have been made to date. During the first quarter of 2008 the Company repurchased 0.2 million shares at an aggregate cost of $7.3 million, with no purchases made during the second quarter of 2008. Since inception of the program in May 2007, the Company has repurchased 2.0 million shares at an aggregate cost of $64.3 million. The Company did not repurchase any shares in the first half of 2009.

New Accounting Pronouncements

Refer to Note 19 to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project in any meaningful way the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved. The Company’s most significant exposures are to the euro and the Mexican peso, however the Company also has foreign exchange exposure to currencies in South America (including Venezuela), Asia, Australia, Russia and South Africa, among others.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In the first half of 2009, the cash flow impact of these hedges was an inflow of $11.1 million. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of June 27, 2009, some of which were between two foreign currencies, were to sell U.S. dollars $35.2 million; Swiss francs $9.9 million; and Philippine pesos $8.3 million and to buy euro $26.1 million; Mexican pesos $13.4 million; South African rand $13.0 million; and Indonesian rupiah $7.8 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the second quarter of 2009, the Company was in a net receivable position of approximately $1.0 million related to all of its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent, plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 27, 2009.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR – based floating rate obligations into fixed rate obligations for $200 million for 2009 and $100 million for 2010. The Company will pay a weighted average rate of about 2.2 percent on the $200 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 75 basis points as of June 27, 2009. As a consequence of these swaps and the Company’s overall debt level, it is currently significantly above its target of effectively having half of its borrowings with fixed rates.

The swap agreements combined with a contractual spread dictated by the 2007 Credit Agreement, which was 75 basis points as of June 27, 2009, gave the Company an all-in effective rate of about 4.6 percent on these borrowings as of June 27, 2009.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware ® products and the Company currently estimates that it will utilize about $90 million of resins in its production of Tupperware ® products during 2009. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $9 million compared with the prior year. For the full year of 2009, the Company estimates its cost of sales of the Tupperware ® products it produces will be positively impacted by about $14 million on a local currency basis due to resin cost changes as compared with 2008. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulations of materials used in products coming into contact with food (i.e. polycarbonate) as well as cosmetics and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing products across geographies and the success of hedging and risk management strategies;

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate or otherwise make available cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

•

other risks discussed in Item 1A, Risk Factors, of the Company’s 2008 Annual Report on Form 10-K as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
3/29/09 – 5/2/09	—	$—	—	$85,685,510
5/3/09 – 5/30/09	—	—	—	85,685,510
5/31/09 – 6/27/09	—	—	—	85,685,510

	—	$—	—	$85,685,510

(a)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The intention was to use the proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. In October 2008, the Board of Directors also authorized the purchase of shares under this program with cash generated by operations. During the second quarter of 2009 the Company did not repurchase any shares under this authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The 2009 annual meeting of shareholders of the Registrant occurred on May 13, 2009. The matters described under (c) below were voted upon.

(b)	Directors elected at the annual meeting for a one year term expiring 2010:

Kriss Cloninger III, Joe R. Lee, Bob Marbut, David R. Parker and J. Patrick Spainhour

Directors serving after the annual meeting are as follows:

Directors whose term expires in 2010:

Rita Bornstein, Ph.D, Kriss Cloninger III, E.V. Goings, Joe R. Lee, Bob Marbut, David R. Parker, Joyce M. Roché, J. Patrick Spainhour and M. Anne Szostak

Directors whose term expires in 2011:

Catherine A. Bertini, Clifford J. Grum, Angel R. Martinez and Robert J. Murray

(c)	Annual Meeting votes:

	For	Against or Withheld	Abstain	Broker non-votes
(1) To elect the following Directors to one year terms expiring in 2010:
Kriss Cloninger III	55,602,102	878,696	108,050	—
Joe R. Lee	55,376,159	1,096,520	116,169	—
Bob Marbut	50,811,352	5,655,721	121,775	—
David R. Parker	55,359,173	1,112,204	117,471	—
J. Patrick Spainhour	55,382,604	1,086,582	119,662	—
(2) To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending December 26, 2009	55,425,582	1,127,213	36,053	—
(3) To approve the shareholder proposal regarding advisory vote on executive compensation	31,156,902	13,444,843	4,834,941	7,152,162

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/s/ Michael S. Poteshman
Executive Vice President and Chief Financial Officer

By:	/s/ Nicholas K. Poucher
Vice President and Controller

Orlando, Florida

August 4, 2009