Form 10-Q
period 2009-09-26
TUPPERWARE BRANDS CORP
filed 2009-11-03
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 26, 2009

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

As of October 30, 2009, 63,559,024 shares of the common stock, $0.01 par value, of the registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	September 26, 2009	September 27, 2008
Net sales	$514.0	$513.1
Cost of products sold	172.4	186.1

Gross margin	341.6	327.0

Delivery, sales and administrative expense	284.4	284.8
Re-engineering and impairment charges	2.4	1.2
Gains on disposal of assets including insurance recoveries	—	2.2

Operating income	54.8	43.2

Interest income	0.8	1.3
Interest expense	8.4	10.3
Other expense	4.9	1.7

Income before income taxes	42.3	32.5
Provision for income taxes	10.0	5.0

Net income	$32.3	$27.5

Earnings per share:
Basic	$0.52	$0.44
Diluted	0.50	0.43

Weighted-average shares outstanding (millions):
Basic	62.5	61.6
Diluted	64.0	63.3

Dividends per common share	$0.22	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	39 Weeks Ended
(Dollars in millions, except per share amounts)	September 26, 2009	September 27, 2008
Net sales	$1,501.5	$1,640.1
Cost of products sold	508.4	580.2

Gross margin	993.1	1,059.9

Delivery, sales and administrative expense	817.4	899.4
Re-engineering and impairment charges	6.5	6.9
Impairment of goodwill and intangible assets	28.1	9.0
Gains on disposal of assets including insurance recoveries	10.1	2.8

Operating income	151.2	147.4

Interest income	2.6	3.8
Interest expense	23.8	29.1
Other expense	6.4	3.8

Income before income taxes	123.6	118.3
Provision for income taxes	32.7	22.7

Net income	$90.9	$95.6

Earnings per share:
Basic	$1.46	$1.55
Diluted	1.44	1.50

Weighted-average shares outstanding (millions):
Basic	62.2	61.5
Diluted	63.1	63.2

Dividends per common share	$0.66	$0.66

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	September 26, 2009	December 27, 2008
ASSETS
Cash and cash equivalents	$119.6	$124.8
Accounts receivable, less allowances of $31.9 million in 2009 and $27.4 million in 2008	182.4	163.6
Inventories	282.5	277.3
Deferred income tax benefits, net	63.5	62.1
Non-trade amounts receivable, net	43.7	52.2
Prepaid expenses and other current assets	32.1	23.8

Total current assets	723.8	703.8

Deferred income tax benefits, net	376.1	349.7
Property, plant and equipment, net	253.4	245.4
Long-term receivables, less allowances of $21.0 million in 2009 and $19.9 million in 2008	25.3	26.3
Trademarks and tradenames	160.6	171.2
Other intangible assets, net	14.8	17.9
Goodwill	272.2	276.1
Other assets, net	35.8	25.2

Total assets	$1,862.0	$1,815.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$122.4	$154.0
Short-term borrowings and current portion of long-term debt and capital lease obligations	2.0	3.8
Accrued liabilities	311.1	293.7

Total current liabilities	435.5	451.5

Long-term debt and capital lease obligations	487.4	567.4
Other liabilities	332.3	322.7

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,360,925 and 62,367,289 shares issued in 2009 and 2008, respectively	0.6	0.6
Paid-in capital	77.6	56.4
Retained earnings	781.6	743.2
Treasury stock 89,898 and 66,851 shares in 2009 and 2008, respectively, at cost	(3.6)	(1.6)
Accumulated other comprehensive loss	(249.4)	(324.6)

Total shareholders’ equity	606.8	474.0

Total liabilities and shareholders’ equity	$1,862.0	$1,815.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(in millions)	September 26, 2009	September 27, 2008
Operating Activities:
Net income	$90.9	$95.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.7	47.4
Equity compensation	7.4	4.6
Amortization of debt issuance costs	0.9	0.7
Net gain on disposal of assets	(10.0)	(2.7)
Provision for bad debts	7.3	7.0
Impact of writedown of inventories	14.0	11.6
Non-cash impact of re-engineering and impairment costs	30.1	9.8
Net change in deferred income taxes	0.3	(13.9)
Excess tax benefits from share-based payment arrangements	(8.4)	(8.2)
Changes in assets and liabilities:
Accounts and notes receivable	(23.4)	(18.6)
Inventories	(4.7)	(62.8)
Non-trade amounts receivable	(2.8)	1.9
Prepaid expenses	(6.5)	(0.2)
Other assets	(1.5)	1.9
Accounts payable and accrued liabilities	(2.8)	(18.2)
Income taxes payable	(16.2)	(18.9)
Other liabilities	(0.6)	(4.6)
Net cash impact from hedging activity	16.9	(24.8)
Other	—	(0.3)

Net cash provided by operating activities	128.6	7.3

Investing Activities:
Capital expenditures	(25.8)	(38.2)
Proceeds from disposal of property, plant and equipment	2.9	5.6
Proceeds from insurance settlements	2.7	7.5

Net cash used in investing activities	(20.2)	(25.1)

Financing Activities:
Dividend payments to shareholders	(41.1)	(40.7)
Proceeds from exercise of stock options	22.5	19.8
Proceeds from payments of subscriptions receivable	—	0.2
Repurchase of common stock	(32.3)	(22.7)
Repayment of long-term debt and capital lease obligations	(81.3)	(2.2)
Net change in short-term debt	(1.9)	100.9
Excess tax benefits from share-based payment arrangements	8.4	8.2

Net cash (used in) provided by financing activities	(125.7)	63.5

Effect of exchange rate changes on cash and cash equivalents	12.1	(2.0)

Net change in cash and cash equivalents	(5.2)	43.7
Cash and cash equivalents at beginning of year	124.8	102.7

Cash and cash equivalents at end of period	$119.6	$146.4

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense (DS&A) totaled $30.7 million and $31.1 million for the third quarter of 2009 and 2008, respectively, and $89.0 million and $97.6 million for the year-to-date periods ended September 26, 2009 and September 27, 2008, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A totaled $88.8 million and $86.9 million for the third quarter of 2009 and 2008, respectively, and $266.0 million and $291.1 million for the year-to-date periods ended September 26, 2009 and September 27, 2008, respectively.

Note 4: Inventories

	September 26, 2009	December 27, 2008
(in millions)
Finished goods	$192.1	$197.3
Work in process	22.5	18.3
Raw materials and supplies	67.9	61.7

Total inventories	$282.5	$277.3

Note 5: Net Income Per Common Share

Basic per share information is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income available to common shareholders and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options, restricted stock and restricted stock units. Restricted stock and restricted stock units are excluded from the basic per share calculation and are included in the diluted per share calculation when doing so would not be anti-dilutive.

On December 28, 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for the third quarter and year-to-date period of 2009 was computed in accordance with this guidance. The prior period was retrospectively adjusted, resulting in a $0.01 reduction in third quarter and year-to-date 2008 diluted earnings per share. The Company had 0.2 million unvested share-based payment awards outstanding in the third quarter and the year-to-date period of 2009 and 0.4 million in the third quarter and year-to-date period of 2008, respectively, which were classified as participating securities under this guidance.

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

The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 Weeks Ended September 26, 2009	13 Weeks Ended September 27, 2008	39 Weeks Ended September 26, 2009	39 Weeks Ended September 27, 2008
Net income	$32.3	$27.5	$90.9	$95.6
Less dividends declared:
To common shareholders	13.9	13.5	41.5	40.5
To participating security holders	—	0.1	0.1	0.3

Total undistributed earnings	$18.4	$13.9	$49.3	$54.8

Undistributed earnings to common shareholders	18.3	13.8	49.1	54.5
Undistributed earnings to participating security holders	0.1	0.1	0.2	0.3

Net income available to common shareholders for basic and diluted earnings per share	$32.2	$27.3	$90.6	$95.0

Weighted-average shares of common stock outstanding	62.5	61.6	62.2	61.5
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	1.5	1.7	0.9	1.7

Weighted-average common and common equivalent shares outstanding	64.0	63.3	63.1	63.2

Basic earnings per share	$0.52	$0.44	$1.46	$1.55

Diluted earnings per share	$0.50	$0.43	$1.44	$1.50

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.5	0.8	2.1	0.6

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended September 26, 2009	13 Weeks Ended September 27, 2008	39 Weeks Ended September 26, 2009	39 Weeks Ended September 27, 2008
Net income	$32.3	$27.5	$90.9	$95.6

Foreign currency translation adjustments, net of tax	43.7	(63.4)	71.6	(25.8)

Deferred gain (loss) on cash flow hedges, net of tax benefit of $0.4 and a provision of $0.2 million for the third quarter 2009 and 2008, respectively, and a provision of $1.0 and benefit of $0.3 million for the respective year-to-date periods	(1.0)	1.6	1.1	(0.3)

Pension and other post retirement costs, net of tax provision of $0.3 and $0.2 million for the third quarter of 2009 and 2008, respectively, and $1.6 and $0.6 million for the respective year-to-date periods	0.6	0.4	2.5	1.2

Comprehensive income (loss)	$75.6	$(33.9)	$166.1	$70.7

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity.

Note 7: Re-engineering Costs

The Company recorded $2.4 million and $6.5 million in re-engineering and impairment charges during the third quarter and year-to-date period of 2009, respectively, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $2.0 million related to the impairment of software and property, plant and equipment.

The Company recorded $1.2 million and $6.9 million in re-engineering charges during the third quarter and year-to-date period of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Netherlands, Italy, Malaysia, Mexico and Philippines operations. The bulk of the remaining cost was an impairment charge related to software the Company no longer expected to utilize. Additionally, the Company recorded $1.8 million to write off inventory in South America as a result of a decision to sell beauty products in Brazil through the Tupperware sales force and streamline the product line offered. The write off of inventory was included in the cost of products sold line item in the Consolidated Statements of Income.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of September 26, 2009 and December 27, 2008 were as follows (in millions):

	September 26, 2009	December 27, 2008
Beginning of the year balance	$2.2	$2.3
Provision	6.5	9.0
Cash expenditures:
Severance	(3.6)	(6.2)
Other	(0.7)	(1.8)
Non-cash impairments	(2.0)	(1.1)

End of period balance	$2.4	$2.2

The bulk of the accrued liability balance as of September 26, 2009, relates to severance payments expected to be made in several units by the end of 2010.

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

In prior years, the Company recorded impairments related to its Nutrimetics and NaturCare businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. Although some improvements had been made in these businesses, the rates of growth of sales, profit and cash flow of the Nutrimetics and NaturCare businesses in the second quarter of 2009 were below the Company’s projections used in its previous valuations, as was the forecast for growth in future periods. In the second quarter of 2009, the Company also noted that financial results for the South African beauty business were not meeting the projections used in the 2008 valuation. Given the sensitivity of the valuation to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reducing future forecasts in these units to reflect recent performance including the impact of the external environment. The result of the interim impairment tests was to record a $10.1 million impairment to the Nutrimetics tradename, a $4.2 million impairment to the NaturCare tradename and a $2.0 million impairment to the Avroy Shlain tradename in the second quarter of 2009. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units. In the third quarter of 2009, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter, noting no further impairment.

Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this evaluation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant assumptions for these forecasts include annual revenue growth rates ranging from 1 percent to 13 percent with an average growth rate of 6.6 percent. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units are calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units, the Company applied discount rates to its reporting units’ projected cash flows ranging from 11 to 24 percent. The discount rate at the high end of this range was for the South African and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples are then applied to the reporting unit to determine fair value.

The fair value of the Company’s tradenames is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 4.75 percent was used in 2009. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 14 to 28 percent, and revenue growth ranging from 1 to 13 percent, with an average growth rate of 6.6 percent and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing the goodwill, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as revenue generated in the Company’s Argentina, Philippines, South Africa and Uruguay markets under the Avroy Shlain, Fuller, Swissgarde and Nuvo tradenames.

Given the sensitivity of the valuation to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. A decline in the forecasted results of the Company’s business plan or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. For instance, a 100 basis point increase in the discount rate or a 10 percent decrease in the overall cash flow assumptions could result in an additional impairment charge of about $8 million, of which $5 million would relate to Nutrimetics. Further impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairments, net of tax, arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant. Since July 1, 2007, the Company has recognized cumulative impairment charges related to goodwill and intangible assets of $46.1 million, net of tax.

The following table summarizes the year-to-date changes in the Company’s goodwill and tradename balance (in millions):

	Goodwill	Tradenames
Balance at December 27, 2008	$276.1	$171.2
Impairments	(11.8)	(16.3)
Effect of changes in exchange rates	7.9	5.7

Balance at September 26, 2009	$272.2	$160.6

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

Worldwide sales of beauty and personal care products totaled $155.1 million and $177.1 million in the third quarter of 2009 and 2008, respectively, and $451.1 million and $554.2 million for the year-to-date periods ended September 26, 2009 and September 27, 2008, respectively.

(in millions)	13 Weeks Ended September 26, 2009	13 Weeks Ended September 27, 2008	39 Weeks Ended September 26, 2009	39 Weeks Ended September 27, 2008
Net sales:
Tupperware
Europe	$157.6	$159.2	$514.8	$582.7
Asia Pacific	103.0	88.3	266.2	244.1
North America	77.2	80.1	217.3	233.8
Beauty
North America	97.2	111.5	287.7	360.2
Beauty Other	79.0	74.0	215.5	219.3

Total net sales	$514.0	$513.1	$1,501.5	$1,640.1

Segment profit (loss):
Tupperware
Europe (a)	$19.3	$13.5	$80.7	$81.5
Asia Pacific (a)	22.9	18.0	50.3	45.1
North America	9.6	6.7	24.6	19.1
Beauty
North America (a)	9.8	14.1	36.8	48.6
Beauty Other (a)	2.0	(2.2)	12.2	(8.2)

Total segment profit	63.6	50.1	204.6	186.1

Unallocated expenses	(11.3)	(9.6)	(35.3)	(29.4)
Other income (b)	—	2.2	10.1	2.8
Re-engineering and impairment charges (c)	(2.4)	(1.2)	(6.5)	(6.9)
Impairment of goodwill and intangible assets (c)	—	—	(28.1)	(9.0)
Interest expense, net	(7.6)	(9.0)	(21.2)	(25.3)

Income before income taxes	$42.3	$32.5	$123.6	$118.3

			September 26, 2009	December 27, 2008
Identifiable assets:
Tupperware:
Europe			$391.9	$386.0
Asia Pacific			197.6	187.7
North America			158.8	157.4
Beauty:
North America			400.8	412.0
Beauty Other			276.5	265.3
Corporate			436.4	407.2

Total identifiable assets			$1,862.0	$1,815.6

(a)	Includes amortization of identified intangibles valued as part of acquisition accounting. In the third quarter of 2009 and 2008, respectively, amounts included were $0.1 million and $0.2 million in Europe, $0.3 million in Asia Pacific in both periods, $0.5 million and $1.1 million in Beauty North America and $0.4 million and $0.8 million in Beauty Other. For the year-to-date period of 2009 and 2008, respectively, amounts included were $0.3 million and $0.4 million in Europe, $0.9 million and $1.1 million in Asia Pacific, $1.5 million and $3.0 million in Beauty North America and $1.1 million and $2.6 million in Beauty Other.
(b)	Other income of $10.1 million for the year-to-date period of 2009 reflects a gain from insurance recoveries related to the 2007 fire in the Company’s manufacturing facility in South Carolina. For 2008, other income reflects $2.2 million in the third quarter for the sale of land held for development near the Company’s Orlando, Florida headquarters and the year-to-date period also includes $0.6 million that is a gain from an insurance settlement related to flood damage in Indonesia.
(c)	See Note 7 and 8 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

Note 10: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (2007 Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of September 26, 2009, the applicable margin was 62.5 basis points, resulting in an effective interest rate on outstanding borrowings of 1.25 percent. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Term loan borrowings outstanding under the 2007 Credit Agreement totaled $465.0 million and $545.0 million as of September 26, 2009 and December 27, 2008, respectively. The Company had no borrowings outstanding on its $200 million revolving line of credit as of September 26, 2009 and December 27, 2008.

At September 26, 2009, the Company had $323.0 million of unused lines of credit, including $198.7 million under the committed, secured $200 million revolving line of credit and $124.3 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit.

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

The Company’s fixed charge coverage ratio is required to be in excess of 1.25 through the end of the third quarter of 2009, then in excess of 1.40 through the end of the third quarter of 2010 and in excess of 1.50 thereafter. The leverage ratio must be below 2.75 through the third quarter of 2009. Beginning with the fourth quarter of 2009 the required ratio declines to 2.50 and remains at that level thereafter. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge coverage and leverage ratios as of and for the 12 months ended September 26, 2009 were 2.17 and 1.61, respectively.

The adjusted net worth requirement was $491.1 million as of September 26, 2009. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, adjusted to eliminate up to $75 million of goodwill and intangible asset impairment charges recorded after July 1, 2007, net of tax. There is no adjustment for losses. The Company’s adjusted net worth at September 26, 2009 was $632.1 million.

Adjusted net worth (in millions)	As of September 26, 2009
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	231.7
Plus net increase from equity issuances, certain share repurchases, etc.	37.1
Less reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007, net of tax	(46.1)

Adjusted net worth required	$491.1

Company’s adjusted net worth:
Total shareholders’ equity as of September 26, 2009	$606.8
Plus reductions resulting from foreign currency translation adjustments since year end 2005	10.6
Less increases resulting from tax benefit of employee stock option exercises	(26.2)
Plus reduction resulting from cash flow hedges since year end 2005	18.2
Plus reduction resulting from pension and post-retirement adjustments	20.5
Plus reduction resulting from the adoption of uncertain tax position guidance	2.2

Adjusted net worth	$632.1

12 months ended September 26, 2009
Adjusted covenant earnings:
Net income	$156.7
Add:
Depreciation and amortization	50.9
Gross interest expense	36.4
Provision for income taxes	50.5
Pretax non-cash re-engineering and impairment charges	30.4
Equity compensation	11.3
Deduct:
Gains on land sales, insurance recoveries, etc.	(32.2)

Total adjusted covenant earnings	$304.0

Gross interest expense	$36.4
Less amortization and write off of debt costs	(1.2)

Equals cash interest	$35.2

Capital expenditures	$42.0
Less amount excluded per agreement	(3.0)

Equals adjusted capital expenditures	$39.0

Fixed charge coverage ratio:
Adjusted covenant earnings	$304.0
Less:
Adjusted capital expenditures	(39.0)
Cash taxes paid	(61.6)

Subtotal	$203.4
Divided by sum of:
Scheduled debt payments	$3.7
Dividends and restricted payments	54.8
Cash interest	35.2

Subtotal	$93.7

Fixed charge coverage ratio	2.17

Consolidated total debt	$489.4
Divided by adjusted covenant earnings	$304.0
Leverage ratio	1.61

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense, and which were a pre-tax gain of $1.2 million and $0.4 million in the third quarter and year-to-date period of 2009, respectively.

The Company uses derivative financial instruments to hedge certain foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is initially reported as a component of other comprehensive income, and is subsequently recognized in earnings when the hedged item affects earnings. Consequently, the balance at the end of each reporting period in other accumulated comprehensive income relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense, and which were a pre-tax loss of $0.7 million and $1.9 million in the third quarter and year-to-date period of 2009, respectively.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the third quarter of 2009 and 2008, the Company recorded, in foreign currency translation adjustments, a net gain (loss) associated with its net equity hedges of ($8.6) million and $10.4 million, net of tax, respectively. For the year-to-date periods ended September 26, 2009 and September 27, 2008, the Company recorded net losses of $9.7 million and $3.3 million related to these net equity hedges, net of tax, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense, and which were a pre-tax loss of $1.3 million and $2.2 million in the third quarter and year-to-date period of 2009, respectively.

Following is a listing of the Company’s outstanding currency derivative financial instruments at fair value as of September 26, 2009:

Forward Contracts	As of September 26, 2009
(in millions)	Buy	Sell
Euro	$26.8
Malaysian ringgit	9.0
US dollars	7.7
South Korean won	4.6
New Zealand dollars	2.0
Danish krona	1.1
Mexican peso		$15.8
Swiss francs		11.5
Philippine pesos		7.4
Polish zloty		5.7
Croatian kuna		2.7
Czech koruna		2.7
U.K. pounds		2.4
Norwegian krona		2.0
Swedish krona		1.8
Thai baht		1.6
Uruguayan peso		1.2
Argentine pesos		1.1
Canadian dollars		0.9
Other currencies (net)		1.3

	$51.2	$58.1

The amounts above are the net position of each currency, and in some cases the position is between two foreign currencies.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency generates a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. In the year-to-date period of 2009, the cash flow impact of these currency hedges was an inflow of $16.9 million. The above noted amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the third quarter of 2009, the Company was in a net payable position of $5.8 million related to its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The 2007 Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of September 26, 2009.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR – based floating obligation into a fixed obligation for $200 million for 2009 and $100 million for 2010. The Company will pay a weighted average rate of 2.2 percent on the $200 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of September 26, 2009.

The swap agreements combined with the contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of September 26, 2009, gave the Company an all-in effective rate of about 4.4 percent as of September 26, 2009.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $30.3 million ($19.3 million net of tax) and $36.0 million ($23.0 million net of tax) as of September 26, 2009 and December 27, 2008, respectively, which is mainly included as a component of accumulated other comprehensive income. In the third quarter of 2009, the Company made a voluntary payment on its term debt resulting in one of the interest rate swaps being partially ineffective. As a result, the Company recorded a $0.2 million loss to interest expense on the Consolidated Statement of Income for the third quarter and year-to-date period of 2009.

The following tables summarize the Company’s derivative positions and the impact they have on the Company’s financial position as of September 26, 2009:

	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$30.3
Foreign exchange contracts	Non-trade amounts receivable	22.0	Accrued liabilities	27.8

Total derivatives designated as hedging instruments		$22.0		$58.1

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s results of operations and comprehensive income in the third quarter and year-to-date periods ended September 26, 2009:

	Third Quarter
Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$13.3	Other expense	$(13.3)

	Year to Date
Derivatives designated fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$32.6	Other expense	$(32.8)

	Third Quarter
Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)

Cash flow hedging relationships
Interest rate contracts	$(0.6)	Interest expense	$—	Interest expense	$(0.2)

Foreign exchange contracts	(0.4)	Cost of products sold and DS&A	0.9	Interest expense	(0.7)

Net equity hedging relationships
Foreign exchange contracts	(13.5)	Other expense	—	Interest expense	(1.3)

	Year to Date
Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)

Cash flow hedging relationships
Interest rate contracts	$5.9	Interest expense	$—	Interest expense	$(0.2)

Foreign exchange contracts	(0.7)	Cost of products sold and DS&A	4.0	Interest expense	(1.9)

Net equity hedging relationships
Foreign exchange contracts	(15.3)	Other expense	—	Interest expense	(2.2)

Note 12: Fair Value Measurements

The Company adopted the applicable accounting guidance for fair value measurements at the beginning of its 2008 fiscal year. This guidance clarifies the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements. This statement applies whenever other accounting pronouncements require or permit fair value measurements.

The fair value hierarchy established under this guidance prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following table presents information about assets and liabilities measured at fair value on a recurring basis as of September 26, 2009 and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	September 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency derivative contracts	$22.0	$—	$22.0	$—

Total	$22.0	$—	$22.0	$—

Description of Liabilities (in millions)	September 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$30.3	$—	$30.3	$—
Foreign currency derivative contracts	27.8	—	27.8	—

Total	$58.1	$—	$58.1	$—

The Company uses financial instruments to hedge certain of its exposures and to manage selected impacts of foreign exchange on its financial statements. As of September 26, 2009 the Company held foreign currency forward contracts to hedge various currency exposures, which had a net fair value of negative $5.8 million, determined using observable market inputs, being changes in foreign currency rates since the contracts’ inception. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 11 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. The Company recorded $0.2 million to interest expense related to ineffective interest rate swap hedges resulting from the Company’s voluntary payment of term debt made in the third quarter of 2009.

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 26, 2009. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that based on current market conditions the value of that debt was $433.6 million compared to the carrying value of $465 million at September 26, 2009. The lower fair value results from the difference in the interest rate spread under the 2007 Credit Agreement, which was 62.5 basis points at September 26, 2009, versus the interest spread that the Company believes it would have been able to obtain at September 26, 2009.

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the third quarter and year-to-date period ended September 26, 2009 and September 27, 2008 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2.0	$2.0	$0.1	$—	$5.7	$5.9	$0.1	$0.1
Interest cost	2.5	2.5	0.6	0.7	7.2	7.5	1.7	2.1
Expected return on plan assets	(1.5)	(1.7)	—	—	(4.5)	(5.1)	—	—
Net amortization	0.9	0.5	(0.2)	0.1	2.8	1.8	(0.3)	0.2

Net periodic benefit cost	$3.9	$3.3	$0.5	$0.8	$11.2	$10.1	$1.5	$2.4

During the year-to-date period of 2009 and 2008, approximately $2.5 million and $2.0 million were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above.

Note 14: Product Warranty

Tupperware ® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product. The cost of replacing defective products is not material.

Note 15: Income Taxes

The Company operates globally and files income tax returns in the United States and multiple state and foreign jurisdictions. The Company regularly evaluates the current and prior tax positions that may be challenged by local authorities and adjusts the accrual for uncertain tax positions. As of September 26, 2009 and December 27, 2008, the Company’s gross unrecognized tax benefit was $54.5 million and $46.9 million, respectively. The Company estimates that approximately $48.1 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $13.9 million and $6.1 million as of September 26, 2009 and December 27, 2008, respectively.

In the second quarter of 2009, the Company’s gross unrecognized tax benefit increased by $2.8 million and related interest and penalties were increased by $7.2 million as a result of identifying uncertain tax positions related to certain entities in Mexico for which the Company is indemnified. In the current quarter the accrual for uncertain tax positions increased by $0.5 million due to the net impact of foreign currency fluctuations and the expiration of statutes of limitations in various foreign jurisdictions.

The Company expects to settle a foreign audit in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions in a range of $2.5 million to $3.0 million. Of the remaining uncertain tax positions balance as of September 26, 2009, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not expect other material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within the next 12 months primarily related to audits in various foreign jurisdictions that may conclude during that period. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The effective tax rate for the third quarter was 23.9 percent compared with 15.4 percent for the comparable 2008 period. The change is related to recognizing a greater net benefit in the third quarter of 2008 for various foreign tax adjustments and the expiration of statutes of limitations. The effective tax rate for the year-to-date period of 2009 was 26.5 percent compared with 19.2 percent for the comparable 2008 period. The increase was mainly due to the negative impact of not having a tax benefit associated with certain intangible impairment charges recorded in the second quarter of 2009 and a shift in the mix of income to jurisdictions with higher tax rates. The effective tax rates are below the U.S. statutory rate reflecting the availability of foreign tax credits as well as lower foreign effective tax rates.

Note 16: Non-Cash Activities

In the year-to-date period of 2008, employees of the Company settled outstanding loans by returning Company stock worth $0.1 million that was acquired with the proceeds of those loans. Additionally, during the year-to-date period of 2008, the Company acquired $3.6 million of property, plant and equipment through a capital lease arrangement. There were no such non-cash activities in 2009.

Note 17: Stock Based Compensation

The Company records compensation expense using the applicable accounting guidance for share-based payments for stock options, restricted stock and restricted stock units granted to directors and employees. Compensation expense is recorded based on the fair value of the award using the straight-line method over the requisite service period.

Stock Options

Stock options to purchase the Company’s common stock are granted to employees, upon approval by the Company’s Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years in equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant. In February 2009, the Company granted stock options on 117,850 shares. No options were granted in the first nine months of 2008. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2009 option grants: dividend yield of 2.9 percent; expected volatility of 37 percent; risk-free interest rate of 2.3 percent; and expected lives of 8 years. The weighted average grant date fair value of the stock options granted in 2009 was $5.65 per share. For 2009 and 2008, compensation expense associated with all outstanding stock option awards was $0.6 million and $0.6 million for the third quarter and $2.5 million and $2.0 million for the year-to-date periods, respectively.

Stock option activity for 2009 under all of the Company’s incentive plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 27, 2008	6,327,869	$20.52	4,866,334	$19.48
Granted	117,850	18.28
Expired / Forfeited	(56,019)	23.98
Exercised	(1,961,459)	17.99

Balance at September 26, 2009	4,428,241	$21.53	2,887,060	$20.54

For 2009 and 2008, the intrinsic value of options exercised during the third quarter totaled $32.9 million and $7.1 million and during the year-to-date period totaled $34.5 million and $21.5 million, respectively.

Restricted Stock and Restricted Stock Units

The Company also grants restricted stock and restricted stock units to its employees and directors. The Company has time-vested and performance-vested awards. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the shares on the date of grant, and for time-vested awards is recorded pro rata over the required service period ranging from one to six years. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria over the required service period. The Company granted 250,000 shares of time-vested restricted stock in February of 2009 with a fair value of $17.36 per share. The awards vest after a period of approximately 5.5 years from date of grant. The Company also granted performance-vested awards under its performance share plan in February of 2009 totaling 149,025 shares with a fair value of $17.36 per share. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures and can be up to 150 percent of shares initially granted. Prior to 2009, the Company paid out the awards associated with this program in cash. In November 2008, the Company modified this program and subsequently is paying out awards in the Company’s common stock. In the year-to-date period of 2009, as a result of improved performance, the Company increased the estimated number of shares expected to vest by a total of 75,963 shares for the three performance plans currently outstanding. The Company also granted 46,140 restricted stock units to its Board of Directors in the second quarter of 2009 to vest over a one-year period with a fair value of $22.76 per share. For 2009 and 2008, compensation expense associated with all employee and director stock, restricted stock and restricted stock unit awards outstanding, including the performance shares, was $1.6 million and $1.0 million in the third quarter and $4.9 million and $4.7 million in the year-to-date periods, respectively.

Restricted stock and restricted stock unit activity for 2009 under all of the Company’s incentive plans is summarized in the following table:

Restricted stock and restricted stock units	Shares outstanding	Weighted average grant date fair value
Balance at December 27, 2008	546,821	$20.40
Granted	445,165	17.92
Performance share adjustment	75,963	17.36
Vested	(39,484)	29.56
Forfeited	(8,475)	17.54

Balance at September 26, 2009	1,019,990	$18.74

The fair value of restricted stock and restricted stock units vested in the year-to-date period of 2009 was $1.2 million. As of September 26, 2009, total unrecognized stock-based compensation expense related to all stock-based awards was $13.5 million, which is expected to be recognized over a weighted average period of 32 months. The average remaining contractual life as of September 26, 2009 on outstanding and exercisable stock options was 5.6 years and 4.1 years, respectively.

Stock from treasury shares was issued when stock options were exercised or restricted stock was awarded until all such shares were issued, which occurred during the first quarter of 2009. Subsequently, the Company began using previously unissued shares, which totaled 993,636 for year-to-date 2009. The Company also repurchased shares with options proceeds in the third quarter of 2009. Some of these shares were also used to satisfy option exercises.

Note 18: Commitments and Contingencies

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company was adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of September 26, 2009, the Company had received $52.5 million in proceeds from its insurance companies, of which $9.9 million was received in 2009, to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire, which accounted for most of the $10.1 million pre-tax gain in 2009. The Company expects to receive $61.5 million in total proceeds under the claim, including the remaining $9.0 million in the fourth quarter of 2009; however, at this time this amount has not been recorded as the related contingency has not been resolved. The Company netted in 2009, $7.1 million of proceeds against capital expenditures on the Consolidated Statement of Cash Flows as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility. The remaining amounts received in 2009 have been included under the caption “Proceeds from insurance settlements” in investing activities on the Consolidated Statement of Cash Flows as these proceeds from insurance recoveries also relate to property, plant and equipment. In 2008, the Company included $6.4 million of proceeds under the caption “Proceeds from insurance settlements” as these proceeds from insurance recoveries also related to property, plant and equipment.

Note 19: New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued an amendment to accounting for business combinations which addressed the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in such transactions, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The Company does not anticipate that the adoption of this amendment will have a material impact on its Consolidated Financial Statements, absent any future material business combinations.

In May 2009, the FASB issued guidance with regard to the accounting for and disclosure of subsequent events. This new guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This standard provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements. Subsequent events were evaluated by the Company as of November 3, 2009, the date at which the Consolidated Financial Statements were issued.

In June 2009, the FASB issued an amendment to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity (QSPE), creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective as of the beginning of annual reporting periods that begin after November 15, 2009, which for the Company will be the beginning of its 2010 fiscal year. The Company does not anticipate that the adoption of this amendment will have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption this amendment will have on its Consolidated Financial Statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification became the single source for all authoritative Generally Accepted Accounting Principles (GAAP) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and has not affected the Company’s financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 39 weeks ended September 26, 2009 compared with the 13 and 39 weeks ended September 27, 2008 and changes in financial condition during the 39 weeks ended September 26, 2009.

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

Overview

Dollars in millions, except per share amounts	13 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	September 26, 2009	September 27, 2008
Net sales	$514.0	$513.1	—%		9%	$(42.3)
Gross margin as a percent of sales	66.5%	63.7%	2.8	pp	na	na
DS&A as percent of sales	55.4%	55.5%	(0.1	) pp	na	na
Operating income	$54.8	$43.2	27%		58%	$(8.4)
Net income	32.3	27.5	17		57	(7.1)
Net income per diluted share	0.50	0.43	16		56	(0.11)

Dollars in millions, except per share amounts	39 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	September 26, 2009	September 27, 2008
Net sales	$1,501.5	$1,640.1	(8)%		5%	$(205.2)
Gross margin as a percent of sales	66.1%	64.6%	1.5	pp	na	na
DS&A as percent of sales	54.4%	54.8%	(0.4	) pp	na	na
Operating income	$151.2	$147.4	3%		39%	$(38.8)
Net income	90.9	95.6	(5)		41	(31.3)
Net income per diluted share	1.44	1.50	(4)		41	(0.48)

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Total local currency net sales increased 9 percent in the third quarter of 2009 compared with the same period of 2008. This increase came mainly from Tupperware Brazil, France, Indonesia, Japan, Malaysia/Singapore, Mexico, Russia, South Africa,Venezuela and Fuller Mexico, primarily reflecting higher active sales forces from strong recruiting, successful promotional programs and increases in average orders. Partially offsetting the increases in sales in these markets was a double digit decrease at BeautiControl and a single digit decrease in China, reflecting lower and less productive sales forces, in part, due to low recruiting in BeautiControl and a negative external environment in China. On a local currency basis, operating income and net income increased in the third quarter of 2009 compared with the same period of 2008. The increase in operating and net income reflected improvements in all of the Company’s segments, except Beauty North America, and lower interest expense partially offset by a $4.9 million pre-tax foreign currency transaction exchange loss in Venezuela and a higher tax rate.

Local currency sales for the year-to-date period of 2009 increased 5 percent compared with the same period of 2008. The markets and factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the third quarter comparisons. In addition to these factors, the year-to-date comparison was also impacted by a gain of $10.1 million from insurance recoveries associated with the 2007 fire in South Carolina and a higher impairment charge related to the Company’s tradenames and goodwill recorded in the second quarter of 2009 than in the second quarter of 2008.

A more detailed discussion of the specific segment results is included in the Segment Results section that follows.

The Company’s balance sheet remained strong with an increase of $36.0 million in working capital as compared with the end of 2008. There was a higher level of accounts receivable due to higher sales, along with a reduction in income taxes and accounts payable, reflecting the payout of amounts due at year end 2008. The Company closed the third quarter of 2009 with a debt to total capital ratio of 45 percent as compared with 55 percent at the end of 2008 and at the end of 2008’s third quarter. Total capital is defined as total debt plus shareholders’ equity.

Net cash flow from operating activities was $128.6 million in the year-to-date period of 2009 compared with $7.3 million in 2008. The increase primarily reflected higher net income after considering the inclusion in 2009 of the higher amount of non-cash impairment charges, a $58.1 million lower increase in inventory versus the prior year end, and a $16.9 million cash inflow from the settlement of foreign currency hedge contracts in 2009 compared to a $24.8 million outflow in 2008.

Net Sales

Third quarter sales were 9 percent higher in local currency compared with last year. Sales in the Company’s emerging markets accounted for a significant amount of the growth in the third quarter of 2009, along with a small increase from the established markets. The emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 56 percent of reported sales in the third quarter of 2009 and 2008, respectively. Third quarter reported sales in the emerging markets were about even with the prior year including a negative $38.8 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency these markets grew 15 percent. The substantial increase was led by Tupperware Brazil, Indonesia, Korea, Malaysia/Singapore, Russia, South Africa, Venezuela and Fuller Mexico. The Company’s established market businesses were also about even in the third quarter of 2009 compared to the same period of 2008, although sales were 2 percent higher when excluding the impact of weaker foreign currencies on the comparison. The increase largely reflected higher sales in Tupperware France, Japan and United States and Canada partially offset by lower sales by BeautiControl.

The year-to-date fluctuations largely followed the same pattern as those of the quarter with local currency sales growth in all the segments, except Beauty North America, led primarily by the emerging markets. On a year-to-date basis, emerging markets accounted for 52 percent and 51 percent of total reported Company sales in 2009 and 2008, respectively. Total sales on a reported basis in the emerging markets decreased $64.6 million, or 8 percent for the year-to-date period of 2009 compared with 2008. This reflected a negative impact of changes in foreign currency exchange rates of $147.0 million. Excluding the impact of foreign currency, sales increased in these markets by 12 percent. The Company’s established market businesses decreased 9 percent on a reported basis for the year-to-date period of 2009 compared with last year, although sales were only down slightly excluding the impact of weaker foreign currencies on the comparison.

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

The Company recorded $2.4 million and $6.5 million in re-engineering and impairment charges during the third quarter and year-to-date period of 2009, respectively, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $2.0 million related to the impairment of software and property, plant and equipment.

The Company recorded $1.2 million and $6.9 million in re-engineering charges during the third quarter and year-to-date period of 2008, respectively, primarily related to severance costs incurred to reduce headcount in the Company’s BeautiControl, France, Germany, Netherlands, Italy, Malaysia, Mexico and Philippines operations. The bulk of the remaining cost was an impairment charge related to software the Company no longer expected to utilize. Additionally, the Company recorded $1.8 million to write off inventory in South America as a result of a decision to sell beauty products in Brazil through the Tupperware sales force and streamline the product line offered. The write off of inventory was included in the cost of products sold line item in the Consolidated Statements of Income.

In the fourth quarter of 2009, the Company expects to incur approximately $2.3 million of costs related to small scale headcount reductions in several of its operations.

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

In prior years, the Company recorded impairments related to its Nutrimetics and NaturCare businesses, in part due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. Although some improvements have been made in these businesses, the rates of growth of sales, profit and cash flow of the Nutrimetics and NaturCare businesses in the second quarter of 2009 were below the Company’s projections used in its previous valuations, as was the forecast for growth in future periods. In the second quarter of 2009, the Company also noted that financial results of the South African beauty business were not meeting the projections used in the 2008 valuation. Given the sensitivity of the valuations to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reflecting reduced future forecasts in these markets, including the impact of the external environment. The result of the interim impairment tests was to record tradename impairments of $10.1 million for Nutrimetics, $4.2 million for NaturCare and $2.0 million for Avroy Shlain in the second quarter of 2009. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. In the third quarter of 2009, the Company completed annual impairment tests for all of the reporting units, other than BeautiControl which was completed in the second quarter, noting no further impairment. Refer to Note 8 to the Consolidated Financial Statements for further discussion of goodwill and tradename valuations and impairments.

Gross Margin

Gross margin as a percentage of sales was 66.5 percent in the third quarter of 2009 and 63.7 percent in the third quarter of 2008. For the year-to-date periods, gross margin as a percentage of sales was 66.1 percent in 2009 compared with 64.6 percent in 2008. The increase was due mainly to sales of a more favorable product mix in most of the segments and the benefit of lower resin prices and freight costs. There was also a $1.8 million cost in the third quarter of 2008, which did not recur in 2009, to write down inventory in the Brazil beauty business as previously noted. Partially offsetting these improvements in margin was a negative impact from the Company’s non-euro markets in Europe as most of these currencies have devalued significantly versus the euro and most of the products for these markets are produced in the Company’s manufacturing units that incur costs in euro.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 55.4 percent in the third quarter of 2009, compared with 55.5 percent in 2008. For the year-to-date periods, DS&A as a percentage of sales was 54.4 percent in 2009 compared with 54.8 percent in 2008. Contributing to the improvements in DS&A in the third quarter of 2009 was a decrease in distribution costs due to lower fuel costs compared with the same period last year and the benefits of expense savings action plans. As previously noted, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through a separate beauty business it had been operating resulting in more favorable 2009 DS&A ratios. Partially offsetting the items favorably impacting the DS&A ratios were slightly higher promotional and marketing expenses as the Company worked to continue to motivate its sales forces in its Beauty North America segment, as well as investments in brand building activities in certain markets particularly in Asia Pacific. The factors impacting the year-to-date comparison were similar to those impacting the quarter, although, for the year-to-date period promotional spending was lower compared to the same period of 2008 resulting from improved structures in promotional offers.

Also contributing to this decrease was less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $1.3 million in the third quarter of 2009 as compared with $2.4 million in the same period of 2008. For the full year of 2009, the amortization is expected to be $5.1 million versus $9.0 million in 2008.

Net Interest Expense

Net interest expense was $7.6 million for the third quarter of 2009 compared with $9.0 million for the same period of 2008. For the year-date-period of 2009 net interest expense was $21.2 million compared with $25.3 million for the same period of 2008. The decreases were mainly related to a lower average debt level and lower U.S. interest rates in 2009 compared with 2008.

Tax Rate

The effective tax rate for the third quarter was 23.9 percent compared with 15.4 percent for the comparable 2008 period. The change is related to recognizing a greater net benefit in the third quarter of 2008 for various foreign tax adjustments and the expiration of statutes of limitations. The effective tax rate for the year-to-date period of 2009 was 26.5 percent compared with 19.2 percent for the comparable 2008 period. The increase was mainly due to the negative impact of not having a tax benefit associated with certain intangible impairment charges recorded in the second quarter of 2009 and a shift in the mix of income to jurisdictions with higher tax rates. The effective tax rates are below the U.S. statutory rate reflecting the availability of foreign tax credits as well as lower foreign effective tax rates.

As discussed in Note 15 to the Consolidated Financial Statements, the accounting guidance for uncertain tax positions could result in the potential for volatility surrounding the recognition and derecognition of uncertain tax positions, including the timing of those adjustments. At this time, the Company is unable to estimate what impact this may have on any individual quarter. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation.

Net Income

Net income in the third quarter of 2009 increased by 17 percent compared to the same period of 2008; however, this was negatively impacted by weaker foreign currencies. Excluding the impact of these currencies, net income increased 57 percent in the third quarter compared with last year. The increase in net income this quarter was from higher profitability in the Company’s operating segments, other than Beauty North America, reflecting higher sales levels, and the improved gross profit and DS&A percentages as outlined above. This was partially offset by a $4.9 million foreign exchange transaction loss in 2009 to convert Venezuelan bolivars to US dollars at a rate worse than that used to translate the balance sheet and a higher tax rate.

Net income for the year-to-date period of 2009 was also negatively impacted by weaker foreign currencies resulting in lower net income of 5 percent. Excluding the impact of these currencies, net income increased 41 percent for the year-to-date period of 2009. The factors impacting the year-to-date net income comparisons were similar to those impacting the third quarter comparisons. Also impacting the year-to-date comparison was the pre-tax gain of $10.1 million from insurance recoveries associated with the 2007 fire in South Carolina and a higher impairment charge related to the Company’s tradenames and goodwill in the second quarter of 2009 than in the second quarter of 2008.

International operations in the third quarter generated 86 percent and 85 percent of sales, respectively, in 2009 and 2008, and accounted for 95 percent and 93 percent of net segment profit. For the year-to-date periods, international operations generated 86 percent of sales and 94 percent of net segment profit in both 2009 and 2008.

The Company generated 30 percent of its third quarter and year-to-date 2009 sales from beauty products, as compared with 35 percent in the third quarter of 2008 and 34 percent for the year-to-date period of 2008.

Segment Results

Europe

	2009	2008	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions						2009	2008
Third Quarter
Net sales	$157.6	$159.2	(1)%	6%	$(10.7)	31	31
Segment profit	19.3	13.5	45	67	(1.8)	30	27

Segment profit as percentage of sales	12.2%	8.5%	3.7pp	na	na	na	na

	2009	2008	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions						2009	2008
Year-to-Date
Net sales	$514.8	$582.7	(12)%	2%	$(80.1)	34	36
Segment profit	80.7	81.5	(1)	21	(14.6)	39	44

Segment profit as percentage of sales	15.7%	14.0%	1.7pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Local currency sales in Europe showed a modest increase in the third quarter of 2009 compared with the same period of 2008. The segment continues to achieve growth through its emerging markets with a significant increase in Tupperware South Africa, Turkey and Russia. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 42 percent of reported net sales in this segment for both the third quarter of 2009 and 2008. The overall improvement in sales in these markets was due to strong promotions and the continued growth in the total sales force, achieved through successful recruiting of new sellers. Partially offsetting the growth in these emerging markets was a local currency sales decline in Hungary due to lower sales force levels resulting from a drop in recruiting and lower local currency sales in the beauty businesses in South Africa resulting from a less productive sales force due, in part, to a change in credit terms for the sales force.

The segment’s reported sales in the third quarter of 2009 in the established markets were about even compared with the same period of 2008, although in local currency sales were up 4 percent. The performance in the established markets was driven by significant improvements in France and Austria, resulting from higher and more productive sales forces. Local currency sales in Germany were about even in the third quarter of 2009 compared with the same period last year which was an improvement compared to the first half of 2009 as this market continues to focus on improving recruiting and activity. Although the German sales force was lower during the third quarter compared to 2008, it was more productive due to successful incentive programs. On a year-to-date basis, local currency sales were down by a single digit percentage in Germany, from a lower and less productive sales force in the first half of the year. In Germany, the Company has implemented some of the approaches that have worked successfully in France and has put in place a program designed to increase the number of sales force leaders developed.

The year-to-date sales variances were similar to those of the quarter.

Segment profit was up significantly during the third quarter of 2009, despite the negative impact on the comparison of exchange rate fluctuations. The local currency increase in segment profit was mainly driven by higher margins from lower resin prices and a better mix of products sold. On a year-to-date basis segment profit decreased $0.8 million as reported, which was negatively impacted by changes in foreign currencies. Excluding the impact of exchange rates on the year-to-date period, segment profit increased 21 percent compared with the same period of 2008. The reasons for the improvement in segment profit were similar to those of the quarter as well as lower promotional spending resulting from improved program structures.

The euro and Russian ruble were the main currencies that led to the negative impact from exchange rates on the quarter and year-over-year sales and segment profit comparisons.

Asia Pacific

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Third Quarter
Net sales	$103.0	$88.3	17%		18%	$(1.2)	20	17
Segment profit	22.9	18.0	27		36	(1.2)	36	36

Segment profit as percentage of sales	22.2%	20.4%	1.8	pp	na	na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Year-to-Date
Net sales	$266.2	$244.1	9%		16%	$(14.1)	18	15
Segment profit	50.3	45.1	12		27	(5.5)	25	24

Segment profit as percentage of sales	18.9%	18.5%	0.4	pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Asia Pacific had a significant sales increase of 18 percent in local currency in the third quarter led mainly by the emerging markets in this segment. Emerging markets accounted for $60.8 million and $50.9 million, or 59 and 58 percent, of the reported sales in this segment for the third quarters of 2009 and 2008, respectively. The emerging market sales were negatively impacted due to changes in foreign currency by $2.6 million. Excluding the impact of foreign currencies, sales increased 26 percent in these markets. The significant improvement was primarily in India, Indonesia, Korea and Malaysia/Singapore. The sales growth in these markets was the result of larger and more active sales forces from strong recruiting and retention, successful promotional activities and brand building initiatives, attractive consumer offers and positive response to new product launches. Partially offsetting the increase in these emerging markets was a 6 percent decrease in sales in China, which was nonetheless a better comparison than that achieved in the first half of the year. The lower company sales resulted from fewer active outlets and the fact they ordered less due to continued uncertainty in the external environment and efforts to deplete their inventory. In the third quarter of 2009, China benefited from higher business-to-business sales partially offsetting the sales decline in this market for the quarter. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends. The year-to-date sales variances in the emerging markets largely mirrored those of the quarter.

The established markets also achieved strong local currency sales growth with a double digit percentage increase in Japan and a lower single digit increase by Tupperware Australia and New Zealand. Tupperware Japan’s sales growth was positively impacted by the timing of sales at the end of the second quarter. For the year-to-date period, local currency sales included a modest improvement by Tupperware Japan due to an increase in average order size and a higher active sales force. Tupperware Australia and New Zealand benefited from a larger sales force in the first quarter of 2009, which declined in the second quarter and had some improvement in the third quarter leading to sales about even with 2008 on a year-to-date basis.

Segment profit increased substantially in the third quarter on a reported and local currency basis. Excluding the negative impact of foreign currencies on the comparison, segment profit increased 36 percent in the quarter. The improvement was mainly driven by the higher sales volume and a slight improvement in gross margins due to a better product mix sold and lower resin prices. This was partially offset by higher promotional spending and higher costs for brand building initiatives. Also, profit in the 2008 quarter was negatively impacted by a product quality issue. The reasons for the year-to-date profit variance largely mirrored those of the quarter.

The Australian dollar and Korean won were the main currencies that led to the negative foreign currency impact on the 2009 sales and profit comparisons with 2008.

Tupperware North America

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Third Quarter
Net sales	$77.2	$80.1	(4)%		7%	$(7.9)	15	16
Segment profit	9.6	6.7	42		65	(0.9)	15	13

Segment profit as percentage of sales	12.4%	8.4%	4.0	pp	na	na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Year-to-Date
Net sales	$217.3	$233.8	(7)%		4%	$(24.8)	15	14
Segment profit	24.6	19.1	29		51	(2.8)	12	10

Segment profit as percentage of sales	11.3%	8.2%	3.1	pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Local currency sales increased 7 percent in the third quarter of 2009, with all units contributing to the improvement. Local currency sales in the United States and Canada were up by a high single digit percentage, driven by an increase in the number of parties held as well as an increase in party attendance partially offset by a slight decline in consumer spending. The sales force size in the United States and Canada was about even for the quarter compared with last year reflecting lower recruiting. Tupperware Mexico’s sales were up by a low single digit in local currency driven by a higher active sales force and successful promotional programs. The sales increase was in spite of a meaningful decrease in business-to-business sales compared with 2008. The year-to-date sales variances were similar to those of the quarter.

For the third quarter of 2009, segment profit improved significantly in all of the units. This reflected the sales increases, along with improved gross margins resulting from a favorable product mix and lower resin prices, lower distribution costs from better negotiated freight rates and lower promotional spending that nevertheless motivated the sales forces well. On a year-to-date basis, segment profit also increased in total and as a percent of sales; however, the improvements were not as significant for the year-to-date period compared to those for the quarter, due to a slow start to the year in the Tupperware United States and Canada business.

Beauty North America

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Third Quarter
Net sales	$97.2	$111.5	(13)%		2%	$(16.6)	19	22
Segment profit	9.8	14.1	(31)		(8)	(3.5)	16	28

Segment profit as percentage of sales	10.1%	12.6%	(2.5	) pp	na	na	na	na

	2009	2008	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions							2009	2008
Year-to-Date
Net sales	$287.7	$360.2	(20)%		(4)%	$(59.5)	19	22
Segment profit	36.8	48.6	(24)		2	(12.5)	18	26

Segment profit as percentage of sales	12.8%	13.5%	(0.7	) pp	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Local currency sales for the segment increased 2 percent in the third quarter reflecting strong performance by Fuller Mexico. The local currency sales increase in Fuller Mexico was driven by a more active and productive sales force, although the number of total sellers was slightly below 2008 at the end of the quarter. Fuller Mexico’s sales comparison also benefited from a value chain change which was implemented in the third quarter of 2009. Sales in BeautiControl North America were down significantly this quarter resulting from a lower sales force as the unit continued to struggle with recruiting. The Company has recently implemented certain management changes at BeautiControl, and is focused on strengthening the business by re-emphasizing selling through the party and recruiting sales force members under the earnings opportunity. For the year-to-date period, the segment had an overall decrease in sales mainly due to the lower sales levels experienced in the first half of 2009 in Fuller Mexico and the lower sales performance from BeautiControl North America.

Segment profit decreased $4.3 million in the third quarter of 2009 and $11.8 million for the year-to-date period compared with the same period of 2008, mainly due to the impact of a weaker Mexican peso versus the U.S. dollar. Fuller Mexico’s segment profit increased excluding the impact of foreign currencies in the third quarter due to the higher sales. BeautiControl’s profitability decreased versus last year, but at a relatively low percentage of the significant sales decrease. This was also due to lower sales force incentive spending in line with achievement, along with the cost savings generated by a headcount reduction implemented early in 2009, and other efforts to better manage costs.

Beauty Other

	2009	2008	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions						2009	2008
Third Quarter
Net sales	$79.0	$74.0	7%	16%	$(5.9)	15	14
Segment profit	2.0	(2.2)	+	+	—	3	na

Segment profit as percentage of sales	2.5%	na	na	na	na	na	na

	2009	2008	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
dollars in millions						2009	2008
Year-to-Date
Net sales	$215.5	$219.3	(2)%	12%	$(26.7)	14	13
Segment profit	12.2	(8.2)	+	+	1.1	6	na

Segment profit as percentage of sales	5.7%	na	na	na	na	na	na

a	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points
+	increase greater than 100 percent

Local currency sales for this segment increased 16 percent in the third quarter of 2009 compared with the same period of 2008. The increase was mainly from significant improvement in the Central and South American businesses of Tupperware Venezuela and Tupperware Brazil, reflecting strong recruiting and higher sales force activity, strong productivity in Brazil, as well as higher prices in Venezuela due to inflation. Also contributing to the increase in sales for this segment was Fuller Argentina, resulting from improved pricing; Nuvo Uruguay resulting from a higher sales force and Nutrimetics driven mainly by the units in Australia and France.

The higher segment profit was the result of improved results in Central and South America, due to the higher sales volume, higher pricing in Venezuela and value chain improvements in Brazil. In the first quarter of 2009, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through the separate beauty business it had been operating, resulting in cost savings which improved overall segment profit. A significant portion of the earnings in this segment have been generated in Venezuela and translated to U.S. dollars at the official exchange rate. In the third quarter of 2009, the Company recorded a $4.9 million pre-tax foreign exchange loss to convert Venezuelan bolivars to U.S. dollars at a rate less favorable than the rate used to translate earnings. As further described in the Liquidity and Capital Resources section following, the cash generated from these earnings is not immediately available at the exchange rate used to translate earnings and the balance sheet, and the parallel rate that is available to access the cash is currently about 58 percent less favorable. The Company currently expects to incur in the fourth quarter, an additional $8.0 million of costs to convert Venezuelan bolivars to U.S. dollars at a rate less favorable than the official exchange rate.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar, Brazilian real, and Argentine and Philippine pesos were the main currencies that led to the foreign exchange impact on the third quarter and year-to-date 2009 sales comparison versus 2008.

Financial Condition

Liquidity and Capital Resources Working capital increased by $36.0 million as of the end of the third quarter of 2009 compared with the end of 2008 to $288.3 million. The main components of the higher working capital were higher accounts receivable resulting from higher sales and lower income taxes and accounts payable as a result of significant pay outs during 2009 of the amounts due since the end of 2008.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (2007 Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of September 26, 2009, the applicable margin was 62.5 basis points, resulting in an effective interest rate on LIBOR-based borrowings of 1.25 percent. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. Term loan borrowings outstanding under the 2007 Credit Agreement totaled $465.0 million and $545.0 million as of September 26, 2009 and December 27, 2008, respectively. The Company had no borrowings outstanding on its $200 million revolving line of credit as of September 26, 2009 or December 27, 2008.

The 2007 Credit Agreement contains three financial covenants; a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. The Company expects to maintain compliance with its debt covenants for the next 12 months and beyond; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance. The Company’s most restrictive financial debt covenant is currently the ratio of earnings to fixed charges, which is required to be in excess of 1.25 through the end of the third quarter of 2009 and then increases to 1.40 before rising again, to 1.50, beginning in the fourth quarter of 2010. The Company’s fixed charge ratio for the 12 months ended September 26, 2009 was 2.17, yielding an adjusted covenant earnings cushion of over $85 million at that date. Due to the high proportion of segment profit earned by the Company’s international operations, the Company’s adjusted covenant earnings as defined in the debt agreement is significantly impacted by large changes in foreign exchange rates. Using the Company’s current estimates for 2009 and 2010 related to the factors impacting the covenant calculation, the Company estimates it will have an adjusted covenant earnings cushion of over $80 million going forward including the impact of the escalations in the required fixed charge coverage ratio under the terms of the credit agreement. While the covenants are restrictive and could impact the Company’s ability to borrow, pay dividends or make capital investments in its business, this is not expected to be necessary based on the Company’s current outlook. Under a $150 million authorization in May 2007, the Company has been repurchasing shares using proceeds received upon employee and director stock option exercises. Given Company performance during 2009 and its improved cash flow and covenant position, the Board of Directors recently approved repurchasing shares using cash beyond option proceeds to further offset the dilution associated with shares that become outstanding through the Company’s incentive programs. The Board of Directors also declared a quarterly dividend in October 2009 that was increased to $0.25 per share from the $0.22 per share that had been declared and paid each quarter since the Company became public in 1996.

The Company is exposed to counterparty risk associated with its cash balances and derivative positions and monitors the third-party depository institutions that hold its cash and cash equivalents and take the other side of its derivative positions and diversifies among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its cash and cash equivalents balance of $119.6 million that is or will become available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of September 26, 2009, the Company had $198.7 million available under its revolving line of credit and $124.3 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

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

The Venezuelan government has instituted controls that fix the exchange rate between the bolivar and the US dollar and require approval of all exchanges at the official rate. This official rate has remained steady despite significant inflation over the last few years. Primarily as a result of favorable operating cash flows in the market the Company has included in the cash balance of $119.6 million reported at September 26, 2009, $24.9 million denominated in bolivars, translated at the official rate. Due to the exchange controls in place, limitations on the types of things for which the official exchange rate applies and delays in the approval process the Company can not immediately access this cash at the exchange rate used to translate the Venezuelan bolivars into U.S. dollars for inclusion on the Company’s Consolidated Balance Sheet. The Company has made applications to transfer funds at the official rate both for the payment of dividends and imported products and currently has approximately $8.2 million under request. The Company believes it could access this cash more quickly by making use of a legal parallel exchange mechanism; however, the rates implied by transactions under this mechanism are currently about 58 percent less favorable. This would result in the Company receiving fewer U.S. dollars than currently reported as a component of cash and cash equivalents on its

Consolidated Balance Sheet with the difference recorded as a foreign exchange loss in its Consolidated Statement of Income. In the third quarter of 2009, the Company recorded a pre-tax foreign currency transaction loss of $4.9 million associated with the conversion of Venezuelan bolivars to U.S. dollars using the parallel rate available in the market.

It is possible that continued inflation may cause Venezuela to be designated as a highly inflationary economy during 2009 or thereafter. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of September 26, 2009, excluding U.S. dollar denominated intercompany liabilities the Company had net assets in Venezuela totaling $23.4 million of which $7.4 million are considered net monetary assets. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, earnings would be negatively impacted.

The debt to total capital ratio at the end of the third quarter of 2009 was 45 percent as compared with 55 percent at the end of 2008 and at the end of 2008’s third quarter. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The decrease in the debt to total capital ratio compared with the end of 2008 was due to an increase in equity largely from earnings in 2009 and changes in foreign currencies positively impacting the foreign currency translation adjustment, reduced by dividends declared. Also contributing to the improvement was a lower debt balance primarily due to the Company’s cash flow generation that enabled a voluntary payment of $80 million on its term debt in 2009.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. The Company was adequately insured to recover its inventory and building loss and direct costs associated with the fire. As of September 26, 2009, the Company had received $52.5 million in proceeds from its insurance companies, of which $9.9 million was received in 2009, to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire, which accounted for most of the $10.1 million pre-tax gain in 2009. The Company expects to receive $61.5 million in total proceeds under the claim, including the remaining $9.0 million in the fourth quarter of 2009; however, at this time this amount has not been recorded as the related contingency has not yet been resolved. The Company netted in 2009, $7.1 million of proceeds against capital expenditures on the Consolidated Statement of Cash Flows as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility. The remaining amounts received in 2009 have been included under the caption “Proceeds from insurance settlements” in investing activities on the Consolidated Statement of Cash Flows as these proceeds from insurance recoveries also relate to property, plant and equipment. In 2008, the Company included $6.4 million of proceeds under the caption “Proceeds from insurance settlements” as these proceeds from insurance recoveries also related to property, plant and equipment.

Operating Activities Net cash provided by operating activities for the year-to-date period of 2009 was $128.6 compared with $7.3 million in the comparable 2008 period. In 2009, the Company received $16.9 million to settle foreign currency hedge contracts, whereas in the year-to-date period of 2008 the Company paid $24.8 million related to these types of contracts. Also contributing to higher operating cash flows was the Company’s focus on inventory levels which resulted in an outflow of $4.7 million in the year-to-date period of 2009 compared with $62.8 million in 2008 and a decrease in the outflow from accounts payable and accrued liabilities, due largely to the payout in January 2008 of a non-income tax amount in Mexico that did not recur in 2009. Finally, the 2009 net income amount included $20.3 million more in pretax, non-cash re-engineering and impairment costs than 2008 net income.

Investing Activities During the year-to-date period of 2009 and 2008, the Company spent $25.8 million and $38.2 million for capital expenditures, respectively. The most significant type of spending in 2009 and 2008 was for molds for new products with the greatest amount spent in Europe. In the year-to-date period of 2009 the Company spent $7.1 million to replace the distribution capacity at the Company’s Hemingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The costs required to replace the distribution capacity at this facility were reimbursed by insurance proceeds and are shown net in the Consolidated Statement of Cash Flows. The proceeds from disposal of property, plant and equipment in 2009 of $2.9 million, mainly related to the sale of the Company’s former manufacturing facility in Halls, Tennessee with the remaining being mainly from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. The 2008 proceeds were primarily from the sale of automobiles. In the year-to-date period of 2009 and 2008, the Company included $2.7 million and $7.5 million of insurance proceeds mainly relating to the 2007 fire at the Company’s facility in South Carolina, respectively.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters (Land Sales). There were no proceeds from this program during the year-to-date period of 2009. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. The Company’s program to sell this land is exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market, or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program has been negatively impacted by the drivers and ramifications of the credit crisis in the United States which has delayed the completion of the program. The Company’s term loan agreement requires it to remit proceeds received for the disposition of excess property, less spending for its improvements, to its lenders in repayment of the debt. The Company also had a contract to sell certain excess assets in Australia which closed in October 2009 with proceeds of about $5 million.

Financing Activities Dividends paid to shareholders were $41.1 million and $40.7 million in the year-to-date period of 2009 and 2008, respectively. Proceeds received from the exercise of stock options were $22.5 million and $19.8 million for the year-to-date period of 2009 and 2008, respectively. The Company made net repayments of borrowings of $83.2 million in the year-to-date period of 2009, compared with net borrowings of $98.7 million during the year-to-date period of 2008, reflecting its much lower 2008 cash flow from operating activities and higher use of cash for investing activities and its decision to not use available cash to pay down the revolver at the end of the 2008 third quarter. The 2009 repayments included a voluntary payment of its term debt of $80 million paid in the second and third quarter of 2009 as a result of the Company’ improved cash generated from operating activities.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended at that time to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Company’s board of directors approved moving forward with repurchases at a level that will further offset dilution from shares issued under the Company incentive programs. The Company’s current expectation is to repurchase in the fourth quarter of 2009, approximately $40 million worth of shares in addition to shares repurchased with proceeds received as a result of the exercise of stock options. During third quarter 2009, the Company repurchased 0.8 million shares at an aggregate cost of $26.4 million. Since inception of the program in May 2007, the Company has repurchased 2.8 million shares at an aggregate cost of $90.7 million.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In the year-to-date period of 2009, the cash flow impact of these hedges was an inflow of $16.9 million. The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of September 26, 2009, some of which were between two foreign currencies, were to buy euros $26.8 million; Malaysian ringgit $9.0 million; U.S. dollars $7.7 million and to sell Mexican pesos $15.8 million; Swiss francs $11.5 million and Philippine pesos $7.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. Based on rates existing at the end of the third quarter of 2009, the Company was in a net payable position of approximately $5.8 million related to all of its currency hedges. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company manages this risk through interest rate swaps and the currencies in which it borrows. The Company’s target, over time, is to have approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company believes that this target gives it the best balance of cost certainty and the ability to take advantage of market conditions. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of September 26, 2009.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR – based floating rate obligations into fixed rate obligations for $200 million for 2009 and $100 million for 2010. The Company will pay a weighted average rate of about 2.2 percent on the $200 million for 2009 and 1.9 percent on the $100 million for 2010, plus for outstanding borrowings, the spread under the 2007 Credit Agreement, which was 62.5 basis points as of September 26, 2009. As a consequence of these swaps and the voluntary payments made in the third quarter of 2009, the Company currently has interest rate contracts in excess of its overall debt level resulting in the ineffectiveness of a portion of the Company’s interest rate swaps. As a result, a $0.2 million loss was recorded as a component of interest expense in the Company’s Consolidated Statement of Income for the third quarter and year-to-date period of 2009.

The swap agreements combined with a contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of September 26, 2009, gave the Company an all-in effective rate of about 4.4 percent on these borrowings as of September 26, 2009.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware ® products and the Company currently estimates that it will utilize about $100 million of resins in its production of Tupperware ® products during 2009. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $10 million compared with the prior year. For the full year of 2009, the Company estimates its cost of sales of the Tupperware ® products it produces will be positively impacted by about $15 million on a local currency basis due to resin cost changes as compared with 2008. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering in forward contracts for resin prices is not cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulations of materials used in products coming into contact with food (e.g. polycarbonate) as well as cosmetics and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	increases in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•	the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing products across geographies and the success of hedging and risk management strategies;

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate or otherwise make available cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
6/28/09 – 8/1/09	325,000	$34.06	325,000	$74,616,010
8/2/09 – 8/29/09	310,395	34.68	310,395	63,850,829
8/30/09 – 9/26/09	118,275	38.46	118,275	59,302,543

	753,670	$35.01	753,670	$59,302,543

(a)	On May 16, 2007, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s common shares over the next five years. The intention was to use the proceeds from stock option exercises to offset a portion of the dilution that would otherwise result. During the third quarter 2009, the Company repurchased 0.8 million shares at an aggregate cost of $26.4 million. In October 2009, the Company’s Board of Directors approved accelerating repurchases to further offset the dilution associated with shares that become outstanding under the Company’s incentive programs.

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida

November 3, 2009