Form 10-K
period 2009-12-26
TUPPERWARE BRANDS CORP
filed 2010-02-23
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($25.97) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 26, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,596,519,280.

As of February 18, 2010, 63,071,266 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 12, 2010 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

(a) General Development of Business

Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”), is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of 2.4 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through its Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics®, Nuvo® and Swissgarde® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant’s name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”) and on December 5, 2005, the Registrant acquired the direct selling businesses of Sara Lee Corporation (the “Acquisition” or the “Acquired Units”). The Acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products.

(b) New York Stock Exchange—Required Disclosures

General. The address of the Registrant’s principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant’s directors are Catherine A. Bertini, Rita Bornstein, Ph.D, Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Bob Marbut, Angel R. Martinez, Robert J. Murray, David R. Parker, Joyce M. Roché, J. Patrick Spainhour and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Ms. Bertini, Dr. Bornstein and Messrs. Cloninger (Chair), Grum, Martinez and Murray. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Roché (Chair), Ms. Szostak, and Messrs. Lee, Marbut, Parker and Spainhour. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Roché, Ms. Szostak, and Messrs. Parker (Chair), Cloninger, Grum and Murray. The members of the Executive Committee of the Board of Directors are Ms. Roché and Messrs. Goings (Chair), Cloninger, Grum and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is David R. Parker. The Registrant’s officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant’s transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant’s shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.

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

BUSINESS OF TUPPERWARE BRANDS CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware® products and cosmetics and personal care products under a variety of trade names, including Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics®, Nuvo® and Swissgarde®. Each business manufactures and/or markets a broad line of high quality products.

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

Tupperware continues to introduce new materials, designs, colors and decoration in its product lines, to vary its product offerings by season and to extend existing products into new markets around the world. The development of new products varies in different markets in order to address differences in cultures, lifestyles, tastes and needs of the markets. New products introduced in 2009 included the The 101° MicroGourmet, Microwave Rice Maker, Rice Dispenser, Time Savers Herb Chopper, next generation Fridge Stackables, unique food preparation products such as the Croissant Maker, Silicone Baking Forms and the Pro Baking product line as well as line extensions to the Ultra Pro* ovenware. New product development and introduction will continue to be an important part of Tupperware’s strategy.

Beauty. The Beauty businesses manufacture and distribute skin care products, cosmetics, bath and body care, toiletries, fragrances, nutritional products, apparel and related products, and in some cases Tupperware® brand products. New products introduced in 2009 in the Fuller businesses included a night version of the Thalia Sodi fragrance and the launch of the fragrance Brizza X Chayanne Cologne. Additionally, the Nekara* brand at the top-end market was expanded through a new line including Nekara Recovery (Night Facial Treatment), Nekara for Eyes, Nekara Outline Eye Cream and Nekara Facial Lotion. New products introduced in 2009 under the BeautiControl brand included Regeneration* Tight Firm and Fill* Dermal Filling Moisture Masque, Regeneration* Overnight Retinol Recovery Eye Capsules and Serum and Skinlogics* Thermal Facial Scrub. BeautiControl also introduced BC Spa Sculpt, BC Spa Detox and BC Color Mineral which are new skin care and cosmetic product lines.

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

Beauty. Beauty products and image services are provided to clients via independent sales forces in over 20 markets throughout the world with particularly high shares of the direct selling and/or beauty market in Mexico, South Africa, the Philippines, Australia and Uruguay.

Tupperware Brands’ products are sold in almost 100 countries around the world under nine brands: Tupperware, Armand Dupree, Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics, Nuvo and

Swissgarde. Businesses operating in emerging economies, those with GDP per capita classified as “low” or “medium” by the World Bank, accounted for 51 percent of 2009 reported sales, while business operating in established market economies accounted for the other 49 percent. For the past five fiscal years 78 to 86 percent of total revenues from the sale of Tupperware Brands’ products have been in international markets.

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

Tupperware products are primarily sold directly to distributors, directors, managers and dealers (“Sales Force”) throughout the world. Where distributorships are granted, they have the right to market Tupperware products using parties and other non-retail methods and to utilize the Tupperware trademark. The vast majority of the sales force is independent contractors and not employees of Tupperware. In certain limited circumstances, Tupperware has acquired ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.

In addition to the introduction of new products and development of new geographic markets, a key element of Tupperware’s strategy is expanding its business by increasing the size of its sales force. Under the system, distributors and directors recruit, train, and motivate a large number of dealers. Managers are developed from among the dealer group and promoted to assist in recruiting, training and motivating dealers, while continuing to sell products.

As of December 26, 2009, the Tupperware distribution system had approximately 1,800 distributors, 61,300 managers, and 1.3 million dealers worldwide. During the year 16.5 million Tupperware parties took place worldwide.

Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate through demonstration the features and benefits of Tupperware products. Tupperware parties are held in homes, offices, social clubs and other locations. Tupperware products are also promoted through brochures mailed or given to people invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, Tupperware utilizes catalogs, and television and magazine advertising, which help to increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

In 2009, Tupperware continued to operate around the world its integrated direct access strategies to enhance its core party plan business and to allow consumers to obtain Tupperware products other than by attending a Tupperware party. These strategies include retail access points, Internet selling (which includes the option of personal websites for the United States sales force), and television shopping. In addition, Tupperware enters into business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner’s distribution channel, with a link back to the party plan business to generate additional Tupperware parties.

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

As of December 26, 2009, the sales force representing the Beauty businesses totaled 1.1 million, of which 570,000 were located in North America.

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

V. EMPLOYEES

The Registrant employs approximately 12,900 people, of whom approximately 900 are based in the United States.

VI. RESEARCH AND DEVELOPMENT

The Registrant incurred $18.0 million, $18.7 million and $17.6 million for fiscal years ended 2009, 2008 and 2007 respectively, on research and development activities for new products.

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

Generally, there are no working capital practices or backlog conditions which are material to an understanding of the Registrant’s business, although the Company generally seeks to minimize its net working capital position at the end of each fiscal year and normally generates a significant portion of its annual cash flow from operating activities in its fourth quarter. The Registrant’s business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

XI. EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 12, 2010).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience

Carl Benkovich, age 53	Vice President, Internal Audit & Enterprise Risk Management since January 2010 after serving as Vice President, Strategy & Business Development since January 2009 and as Chief Financial Officer of the Beauty group since May 2007. Prior thereto, he served as Vice President, Internal Audit since October 2005, after serving as Chief Financial Officer of Tupperware North America since August 2000.

Anna Braungardt, age 55	Senior Vice President, Worldwide Human Resources since January 2010, after serving as Vice President, Human Resources, North America & Beauty Group since January 2009. Prior thereto she served as Vice President, Human Resources, International Beauty since October 2005, after serving as Director, Human Resources, Worldwide Operations.

Edward R. Davis III, age 47	Vice President and Treasurer since May 2004.

R. Glenn Drake, age 57	Group President, Europe, Africa and the Middle East since August 2006, after serving as Group President, North America, Europe, Africa and the Middle East since January 2002.

Lillian D. Garcia, age 54	Executive Vice President and President, Fuller Argentina since January 2010, after serving as Executive Vice President and Chief Human Resources Officer since August 2005. Prior thereto, she served as Senior Vice President, Human Resources since December 1999.

E.V. Goings, age 64	Chairman and Chief Executive Officer since October 1997. Mr. Goings serves as a director of R.R. Donnelley & Son Co.

Josef Hajek, age 52	Senior Vice President, Tax and Governmental Affairs since February 2006, after serving as Vice President, Tax since September 2001.

David T. Halversen, age 65	Group President, Tupperware North America and Beauty since January 2009, after serving as Group President, Asia Pacific and North America since August 2006, as Group President, Tupperware Asia Pacific, Mexico and BeautiControl since January 2005.

Simon C. Hemus, age 60	President and Chief Operating Officer since January 2007, after serving as Group President, International Beauty since December 2005. Prior thereto he served as Group President and Chief Executive Officer of the direct selling division of Sara Lee Corporation since 1993.

Rashit Ismail, age 48	Senior Vice President, Global Product Marketing since May 2008, after serving as Vice President, Global Product Marketing since April 2007. Prior thereto, he served as Vice President, Marketing and Business Development in Tupperware Europe, Africa and the Middle East since January 2005.

Michael S. Poteshman, age 46	Executive Vice President and Chief Financial Officer since August 2004.

Nicholas K. Poucher, age 48	Vice President and Controller since August 2007 after serving as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since November 2003.

Thomas M. Roehlk, age 59	Executive Vice President, Chief Legal Officer & Secretary since August 2005 after serving as Senior Vice President, General Counsel and Secretary since December 1995.

Name and Age	Office and Experience

Christian E. Skroeder, age 61	Group President, Asia Pacific since January 2009, after serving as Senior Vice President, Worldwide Market Development since April 2001.

José R. Timmerman, age 61	Executive Vice President, Supply Chain Worldwide since February 18, 2010, after serving as Senior Vice President, Supply Chain since March 2009 and Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 49	Vice President and Chief Technology Officer since August 2002.

Item 1A.	Risk Factors

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

The Company’s sales are directly tied to the activity levels of its sales force, which in large part is a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per party, the amount of sales per sales force member and the mix of high-margin and low-margin products sold at parties and elsewhere, and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow the revenue base of the Company that may lead to the inaccurate perception that the independent sales force system is at risk of being phased out.

International Operations

A significant portion of the Company’s sales and profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, adverse new tax regulations and relations between U.S. and foreign governments.

The Company derived 86 percent of its net sales from operations outside the United States in 2009. Because of this, movement in exchange rates may have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the euro and the Mexican peso, however the Company also has foreign exchange exposure in the South American, Asian, Australian, Russian and South African currencies, among others. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.

Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, the Company may not be able to immediately repatriate its cash at the exchange rate used to translate its financial statements.

In addition to the United States, the Company’s major markets for its products, those in which $50 million or more of its 2009 sales were generated, include Australia, Brazil, France, Germany, Indonesia, Japan, Malaysia/Singapore, Mexico, the Philippines, Russia, South Africa and Venezuela. A significant downturn in the Company’s business in these markets could adversely impact the Company’s ability to generate profit and/or operating cash flows.

Legal and Regulatory Issues

The U.S. Federal Trade Commission has proposed business opportunity regulations which may have a negative effect upon the Company’s method of operating in the United States, mainly by inhibiting the Company’s ability to attract and recruit sales force members, which is the Company’s primary means of distributing its product. In March 2008, the Federal Trade Commission issued a revised version of the proposed business opportunity regulations that are meant to exempt businesses like Tupperware and BeautiControl, from the application of these regulations. A workshop conducted by the Federal Trade Commission in June 2009 provided the Company with the opportunity to provide comments on the revised Business Opportunity Rule. The Federal Trade Commission Staff has indicated that it will complete its report in the first quarter of 2010 with any recommendations for amendments to the revised version of the Business Opportunity Rule based upon the June 2009 workshop. The Staff Report will be a publicly available document when it is provided to the Commissioners. It is currently unknown when final regulations will be issued and whether, in their final form, they will impact the Company’s operations. In the event final regulations were issued without an exemption for multi-level marketing businesses, the Company’s ability to attract and recruit sales force members could be impaired by two separate factors. First, if a seven-day cooling period was required before a new sales force member could begin to engage in sales, the delay could be a disincentive to the recruit from initial efforts to become an active seller, and the recruit might discontinue all efforts to participate. Second, if the regulations required the collection and disclosure of personal information regarding past or present sales force members, the Company’s efforts to recruit sales force members could be impaired by its inability either to obtain the information to disclose or to obtain the consent of the individual sales force members to disclose such information.

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

Product Safety

The materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes or the ingredients used in cosmetics, personal care or nutritional products causing harm to human health. This includes polycarbonate that contains the chemical Bisphenol A. It is the Company’s policy to use only those materials or ingredients that are approved by relevant regulatory authorities for contact with food or skin or for ingestion by consumers, as applicable.

General Business Factors

The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics and political instability may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or profitability of the Company’s plastic products. The Company is also subject to frequent counterfeiting and intellectual property infringement, which may be difficult to police and prevent, dependent upon the existence and enforceability of laws affording protection to Company property. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, may be relevant to performance as well.

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

The Registrant has not sold any securities in 2007 through 2009 that were not registered under the Securities Act of 1933. As of February 18, 2010, the Registrant had 52,935 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 19 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph

The following performance graph compares the performance of the Company’s common stock to the Standard & Poor’s 400 Mid-Cap Stock Index and the Standard & Poor’s 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 at December 25, 2004 and that all dividends were reinvested. The Company is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/25/2004	100.00	100.00	100.00
12/31/2005	115.06	113.43	104.55
12/30/2006	121.45	125.14	107.91
12/29/2007	183.10	135.90	97.78
12/27/2008	118.52	82.38	56.55
12/26/2009	279.24	120.45	92.19

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following information relates to the repurchase of the Registrant’s equity securities by the Registrant during each month of the fourth quarter of the Registrant’s fiscal year covered by this report:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
9/27/09—10/31/09	185,000	$46.29	185,000	$50,685,022
11/1/09—11/28/09	596,300	47.43	596,300	22,404,164
11/29/09—12/26/09	285,700	48.06	285,700	8,673,688

	1,067,000	$47.40	1,067,000	$8,673,688

(a)	In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended at that time to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Company announced it would also use cash generated by its operations to buy shares to further offset dilution from its equity incentive plans. During the fourth quarter of 2009 the Company repurchased 1.1 million shares at an aggregate cost of $50.6 million under this authorization. In February 2010, the Company announced its board of directors had increased the share repurchase authorization by $200 million to $350 million, and extended the term of the program to February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans. The intention of the program is to keep the number of shares outstanding at about 63 million shares.

Item 6.	Selected Financial Data

The following table contains the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company’s audited consolidated financial statements which, for data presented for fiscal years 2009 and 2008 and for some data presented for 2007, are included as Item 8 of this Report. This data should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this Report.

(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
Operating results
Net sales:
Tupperware:
Europe (a)	$749.6	$769.6	$688.2	$615.9	$602.5
Asia Pacific (a)	385.0	336.1	292.4	239.7	204.5
North America	292.3	303.3	289.8	255.5	253.6
Beauty:
North America (a)	391.6	460.7	461.5	423.1	167.4
Other (a)	309.0	292.1	249.5	209.5	51.3

Total net sales	$2,127.5	$2,161.8	$1,981.4	$1,743.7	$1,279.3

Segment profit (loss):
Tupperware:
Europe (a),(b)	$143.3	$123.8	$111.0	$94.4	$116.2
Asia Pacific (a),(b)	78.6	64.7	52.0	33.8	20.2
North America (b)	38.1	27.7	21.3	8.7	0.5
Beauty:
North America (a)	52.2	60.5	66.3	58.1	16.7
Other (a),(b)	19.7	(5.0)	(7.6)	(12.7)	(1.8)
Unallocated expenses (c)	(51.9)	(39.8)	(43.9)	(36.4)	(28.3)
Gain on disposal of assets including insurance recoveries, net (c),(d)	21.9	24.9	11.8	12.5	4.0
Re-engineering and impairment charges (b)	(8.0)	(9.0)	(9.0)	(7.6)	(16.7)
Impairment of goodwill and intangible assets (e)	(28.1)	(9.0)	(11.3)	—	—
Interest expense, net (f),(g)	(28.7)	(36.9)	(49.2)	(47.0)	(45.1)

Income before income taxes	237.1	201.9	141.4	103.8	65.7
Provision for (benefit from) income taxes	62.0	40.5	24.5	9.6	(20.5)

Net income before accounting change	$175.1	$161.4	$116.9	$94.2	$86.2
Cumulative effect of accounting change, net of tax (i)	—	—	—	—	(0.8)

Net Income	$175.1	$161.4	$116.9	$94.2	$85.4

Basic earnings per common share before accounting change (h)	$2.80	$2.61	$1.90	$1.55	$1.44
Cumulative effect of accounting change (i)	—	—	—	—	(0.01)

	$2.80	$2.61	$1.90	$1.55	$1.43

Diluted earnings per common share before accounting change (h)	$2.75	$2.55	$1.86	$1.53	$1.42
Cumulative effect of accounting change (i)	—	—	—	—	(0.01)

	$2.75	$2.55	$1.86	$1.53	$1.41

See footnotes beginning on the following page.

Selected Financial Data (continued)

(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005
Profitability ratios
Segment profit as a percent of sales:
Tupperware:
Europe (a),(b)	19%	16%	16%	15%	19%
Asia Pacific (a),(b)	20	19	18	14	10
North America (b)	13	9	7	3	—
Beauty:
North America (a)	13	13	14	14	10
Other (a),(b)	6	na	na	na	na
Return on average equity (j)	31.6	29.3	24.6	25.5	26.7
Return on average invested capital (k)	17.1	15.8	12.8	11.4	17.1
Financial Condition
Cash and cash equivalents	$112.4	$124.8	$102.7	$102.2	$181.5
Working capital	236.3	252.3	249.2	227.3	218.0
Property, plant and equipment, net	254.6	245.4	266.0	256.6	254.5
Total assets	1,795.3	1,789.8	1,850.7	1,712.1	1,734.1
Short-term borrowings and current portion of long-term obligations	1.9	3.8	3.5	0.9	1.1
Long-term obligations	426.2	567.4	589.8	680.5	750.5
Shareholders’ equity	637.7	474.0	522.7	400.5	335.5
Current ratio	1.51	1.56	1.55	1.63	1.48
Long-term obligations-to-equity	66.8%	119.7%	112.8%	170.0%	223.7%
Total debt obligations-to-capital (l)	40.2%	54.6%	53.2%	63.0%	69.1%
Other Data
Net cash provided by operating activities (g)	$250.9	$131.0	$177.4	$172.8	$140.2
Net cash used in investing activities	(26.9)	(39.1)	(25.0)	(131.5)	(511.4)
Net cash provided by (used in) financing activities (g)	(227.8)	(66.5)	(155.6)	(122.5)	459.5
Capital expenditures	46.4	54.4	50.3	52.1	52.0
Depreciation and amortization	51.7	60.6	63.5	72.9	50.8
Common Stock Data
Dividends declared per share	$0.91	$0.88	$0.88	$0.88	$0.88
Dividend payout ratio (m)	32.5%	33.7%	46.3%	56.8%	61.5%
Average common shares outstanding (thousands):
Basic	62,374	61,559	60,904	60,140	59,424
Diluted	63,403	62,976	62,509	61,170	60,429
Year-end book value per share (n)	$10.1	$7.51	$8.35	$6.55	$5.53
Year-end price/earnings ratio (o)	17.1	8.1	17.7	14.7	13.7
Year-end market/book ratio (p)	4.7	2.8	4.0	3.4	3.5

na – not applicable

a.	In December 2005, the Company purchased Sara Lee Corporation’s direct selling businesses, and the results of these operations have been included since the date of acquisition.

b.	The re-engineering and impairment charges line provides for severance and other exit costs as further discussed in Note 2 to the Consolidated Financial Statements. In addition to these costs, the Company has incurred various costs associated with its re-engineering activities that are not considered exit costs as defined by the relevant accounting guidance. These costs are included in the results of the applicable segment in which they were incurred or as part of unallocated expenses.

In 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business in Brazil. As a result of this decision, the Company recorded a $2.9 million charge relating to the write off of inventory, prepaid assets and accounts receivables. This amount is included in the Beauty Other results. In January 2005, the Company reached a decision to restructure its manufacturing facility in Hemingway, South Carolina. As a result, in 2005, $0.9 million, $0.5 million and $0.6 million was recorded in Europe, Asia Pacific and North America, respectively, for pretax costs incurred to relocate equipment from Hemingway to production facilities in those regions. Due to the capacity shift, the Company also recorded a $5.6 million reduction of its reserve for United States-produced inventory that is accounted for under the last-in first-out (LIFO) method as that inventory was sold, and $1.2 million in the United States for the cost of equipment relocation. Both of these items are included in the Tupperware North America results for 2005.

c.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. There were no land sales in the 2009 fiscal year. During 2008, 2007, 2006 and 2005, pretax gains from these sales were $2.2 million, $5.6 million, $9.3 million and $4.0 million, respectively, and were included in gains on disposal of assets including insurance recoveries, net. Certain members of management, including executive officers, received incentive compensation totaling $0.2 million and $0.1 million in 2006 and 2005, respectively, based upon completion of performance goals related to real estate development. These costs were recorded in unallocated expenses. Effective December 30, 2006, this incentive compensation program was terminated.

d.	Included in Gain on disposal of assets including insurance recoveries, net are:

•	A pretax gain of $19.0 million and $22.2 million in 2009 and 2008 respectively, as a result of insurance recoveries from a 2007 fire in South Carolina;

•	A pretax gain of $2.9 million in 2009, from the sale of property in Australia;

•	Pretax gains of $1.1 million in 2008, as a result of insurance recoveries from flood damage in France and Indonesia;

•	A pretax loss of $0.6 million in 2008, as a result of asset disposals in the Philippines;

•	Pretax gains of $2.1 million and $1.6 million in 2007, from the sale of excess land in Australia and the Company’s former Philippines manufacturing facility, respectively;

•	Pretax gains of $4.4 million in 2006, as a result of insurance recoveries from hurricane damage suffered in 2004 at the Company’s headquarters location in Orlando, Florida; and

•

A pretax loss of $1.2 million in 2006 as a result of a fire at the former manufacturing facility in Halls, Tennessee, and a pretax gain of $2.5 million in 2007, upon the settlement of the related insurance claim.

e.	Valuations completed on the Company’s intangible assets resulted in the conclusion that certain tradenames and goodwill values were impaired. This resulted in non-cash charges of $28.1 million, $9.0 million and $11.3 million in 2009, 2008 and 2007, respectively. See Note 6 to the Consolidated Financial Statements.

f.	In 2007, the Company entered into a new credit agreement replacing its existing credit facility, which resulted in a non-cash write-off of deferred debt costs to interest expense totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain floating-to-fixed interest rate swaps resulting in a $3.5 million termination payment also included in interest expense in 2007.

g.	In 2005, interest expense included $28.6 million in expense related to settling the Company’s $100 million 2006 notes and $150 million 2011 notes as part of its refinancing in conjunction with the Acquisition. Of the cash outflow associated with these transactions, $27.4 million was included in the Company’s Form 10-K for fiscal 2005 as an outflow within the net cash used in financing activities section of the cash flow statement. This amount was subsequently reclassified to net cash provided by operating activities for the 2005 Consolidated Statement of Cash flows.

h.	On December 28, 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for 2009 was computed in accordance with this guidance. The prior periods have been retrospectively adjusted, resulting in a $0.01 reduction in 2008, 2007 and 2006 diluted earnings per share. Diluted earnings per share for 2005 was not affected. The impact on basic earnings per share was a $0.01 reduction in 2008 and 2005 and a $0.02 reduction in 2007 and 2006, respectively. The Company had 0.2 million, 0.4 million, 0.5 million, 0.5 million and 0.3 million of unvested share-based payment awards outstanding for 2009, 2008, 2007, 2006 and 2005, respectively, which were classified as participating securities under this guidance.

i.	In 2005, the Company adopted guidance addressing the accounting for certain conditional asset retirement obligations. As a result, it recognized a $0.8 million (net of income tax benefit) charge for the cumulative effect of an accounting change for conditional environmental liabilities at facilities in the United States and Belgium.

j.	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

k.	Return on invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 38 percent, by the average shareholders’ equity plus debt, for the last four quarters.

l.	Capital is defined as total debt obligations plus shareholders’ equity.

m.	The dividend payout ratio is dividends declared per share divided by basic earnings per share.

n.	Year-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.

o.	Year-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

p.	Year-end market/book ratio is calculated as the year-end market price of the Company’s common stock divided by year-end book value per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for 2009 compared with 2008 and 2008 compared with 2007, and changes in financial condition during 2009. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2009, 2008 and 2007. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.

The Company’s primary means of distributing its product is through independent sales organizations and individuals, which in many cases are also its customers. The majority of the Company’s products are in turn sold to end customers who are not members of the Company’s sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.

Overview

(Dollars in the millions, except per share amounts)

Company results 2009 vs. 2008

	52 Weeks Ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	December 26, 2009	December 27, 2008
Net sales	$2,127.5	$2,161.8	(2)%		6%	$(157.5)
Gross margin as a percent of sales	66.2%	64.7%	1.5	pp	na	na
Delivery, sales & administrative expense as a percent of sales	52.6%	53.7%	(1.1	) pp	na	na
Operating income	$275.7	$243.6	13%		28%	$(27.6)
Net income	175.1	161.4	8		26	(22.6)
Net income per diluted share	2.75	2.55	8		25	(.35)

Company results 2008 vs. 2007

	52 Weeks Ended		Change		Change excluding the impact of foreign exchange (b)	Foreign exchange impact
	December 27, 2008	December 29, 2007
Net sales	$2,161.8	$1,981.4	9%		8%	$28.1
Gross margin as a percent of sales	64.7%	64.9%	(0.2	) pp	na	na
Delivery, sales & administrative expense as a percent of sales	53.7%	54.7%	(1.0	) pp	na	na
Operating income	$243.6	$194.1	26%		29%	$(5.0)
Net income	161.4	116.9	38		43	(3.9)
Net income per diluted share	2.55	1.86	37		42	(.06)

a	2009 actual compared with 2008 translated at 2009 exchange rates.
b	2008 actual compared with 2007 translated at 2008 exchange rates.
na	not applicable
pp	percentage points

Sales

Local currency sales increased 6 percent in 2009 compared with 2008, reflecting a strong increase in the Company’s emerging markets partially offset by a slight decrease from the established markets. The emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 51 and 50 percent of reported sales in 2009 and 2008, respectively. The 2009 reported sales in the emerging markets were about even with the prior year including a negative $132.1 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency these markets’ sales grew 14 percent. The strong results in the emerging markets were led by Tupperware Brazil, India, Indonesia, Malaysia/Singapore, Mexico, Russia, South Africa, Venezuela and Fuller Mexico partially offset by China. The Company’s established market businesses were down about 4 percent in 2009 reported sales; however excluding the impact of weaker foreign currencies on the comparison the established markets were down 1 percent. The drop in local currency sales in the established markets were mainly from BeautiControl and Germany, partially offset by increases in France and Austria.

Local currency sales in 2008 grew 8 percent compared with 2007. Sales in the Company’s emerging markets accounted for the local currency growth in 2008 and represented 50 percent and 47 percent of the Company sales in 2008 and 2007, respectively. Total sales in the emerging markets increased $152.4 million or

16 percent between 2008 and 2007 and were negatively impacted by changes in foreign currency exchange rates totaling $10.1 million. Excluding the impact of foreign currency on sales, the growth for these markets was 17 percent compared with 2007. The substantial increase in sales in the Company’s emerging market businesses was led by Brazil, China, Indonesia, both the Tupperware and Fuller businesses in Mexico, Tupperware South Africa, Russia and Venezuela. Businesses in established market economies were up 3 percent in 2008 sales compared with 2007, although sales were down 1 percent excluding the benefit of stronger foreign currencies on the comparison. The results in the Company’s established markets reflected strong growth in Tupperware Australia/New Zealand and France as well as a slight improvement in the Tupperware United States and Canadian business, offset by declines by Tupperware Germany and Japan and BeautiControl.

Specific segment impacts are further discussed in the segment result section.

Gross Margin

Gross margin as a percentage of sales was 66.2 percent in 2009 and 64.7 percent in 2008. The increase was due mainly to sales of a more favorable product mix in most of the segments and lower freight costs. Also, in 2009, the Company benefited from lower resin prices used in the manufacturing of Tupperware® products of about $15 million which improved the year-on-year margin comparison. There was also a $1.8 million cost in 2008, which did not recur in 2009, to write down inventory in the Brazil beauty business when the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business in Brazil.

Gross margin as a percentage of sales was 64.7 percent in 2008 and 64.9 percent in 2007. The slight decline was primarily the result of higher in bound freight costs driven by increased fuel costs and a higher provision for inventory obsolescence. In 2008, the Company experienced an approximate $10 million increase in the costs of resin used in its manufacturing of Tupperware® products. This represents an 8 percent increase in those material costs compared with 2007, which was partially offset by leverage from higher sales volume and manufacturing efficiencies.

Operating Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 52.6 percent in 2009 compared with 53.7 percent in 2008. Contributing to the improvements in DS&A in 2009 was a decrease in distribution costs due to lower fuel costs, lower promotional spending resulting from improved structures in promotional offers, and the benefits of expense savings action plans. As previously noted, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through a separate beauty business it had been operating. This change contributed to the more favorable 2009 DS&A ratio.

Also contributing to this decrease was less amortization expense related to definite-lived intangible assets acquired with the direct selling businesses of Sara Lee Corporation in December 2005. These intangible assets are primarily the value of independent sales forces. The amortization is recorded to reflect the estimated turnover rates of the sales forces and was $5.1 million in 2009 compared with $9.0 million in 2008. The estimated annual amortization expense associated with these intangibles for each of the five succeeding years is $3.6 million, $2.5 million, $1.9 million, $1.3 million and $1.0 million, respectively.

DS&A as a percentage of sales was 53.7 percent in 2008 compared with 54.7 percent for 2007. The decline in DS&A as a percentage of sales reflected less amortization expense related to definite-lived intangible assets of the Acquired Units. The amortization recorded was $9.0 million in 2008 compared with $13.6 million in 2007. In addition to the decrease in amortization expense, the Company also had a decrease in the provision for doubtful accounts compared with 2007 and lower costs associated with an incentive accrual that was remeasured at each reporting period based on the Company’s stock price. In the fourth quarter of 2008, the Company modified this incentive plan to a stock based award and will no longer remeasure the award at each reporting period. These lower costs were partially offset by an overall increase in promotional spending.

The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses for 2009 increased $12.1 million compared with 2008 reflecting higher incentive and equity compensation due to the overall improved operating results of the Company. Also, as noted above, the Company modified one of its incentive plans in the latter part of 2008 to a stock based award, which no longer required the award to be remeasured at each reporting period. Prior to the modification, the Company’s stock price decreased resulting in lower incentive costs; however, as these awards are no longer remeasured and their expense is recorded straight line over the requisite service period in 2009 there was an overall increase in incentive costs. In February 2009, the Company also granted special stock option and restricted stock awards to its Chief Executive Officer and Chief Operating Officer, which did not occur in 2008, impacting the total unallocated expenses. Unallocated expenses for 2008 decreased $4.1 million compared with 2007 due to lower costs associated with the incentive program.

As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.

Included in 2009 net income were pretax charges of $8.0 million for re-engineering and impairment charges compared with $9.0 million in both 2008 and 2007. These charges are discussed in the re-engineering costs section following.

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

In 2008, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. In 2007, the Company recorded an impairment to the Nutrimetics tradename and goodwill of $11.3 million. These impairments resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. Although some improvements have been made in these businesses, the rates of growth of sales, profit and cash flow of the Nutrimetics and NaturCare businesses in the second quarter of 2009 were below the Company’s projections used in its previous valuations, as was the forecast for growth in future periods. In the second quarter of 2009, the Company also noted that financial results of the South African beauty business were not meeting the projections used in the 2008 annual valuation. Given the sensitivity of the valuations to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reflecting reduced future forecasts in these markets, including the impact of the external environment. The result of the interim impairment tests was to record tradename impairments of $10.1 million for Nutrimetics, $4.2 million for NaturCare and $2.0 million for Avroy Shlain in the second quarter of 2009. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. In the third quarter of 2009, the Company completed annual impairment tests for all of the reporting units, other than BeautiControl which was completed in the second quarter, noting no further impairment. Refer to Note 6 of the Consolidated Financial Statements.

During 2008, the Company continued its program to sell land for development near its Orlando, Florida headquarters which began in 2002. A pretax gain of $2.2 million was recognized as a result of a transaction completed during 2008. This amount compared with pretax gains of $5.6 million during 2007. There were no land sales under this program in 2009. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been negatively impacted by the drivers and ramifications of the credit crisis and market conditions related to real estate development in the United States which has delayed the completion of this program. The Company’s credit agreement requires it to remit certain proceeds received for the disposition of excess property to its lenders in repayment of the debt.

In 2009, the company recorded a pretax gain of $19.0 million in insurance recoveries from the settlement of its claim from the 2007 fire at its South Carolina manufacturing facility. In 2008, operating results were positively impacted by $22.7 million of pretax gains in connection with the disposal of assets including net insurance recoveries. This included $22.2 million of pretax gains from insurance recoveries on the South Carolina facility fire. The remaining net gains were from smaller insurance recoveries, partially offset by costs related to disposing of an asset.

In 2009, the Company recorded a pretax gain of $2.9 million from the sale of property in Australia. The 2007, operating results were positively impacted by the sale of excess land in Australia, resulting in a $2.1 million pretax gain and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippines manufacturing facility.

Additionally in 2007, the Company recorded a pretax gain of $2.5 million upon settlement of an insurance claim related to a fire at its former manufacturing facility in Halls, Tennessee.

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

	2009	2008	2007
Re-engineering and impairment charges	$8.0	$9.0	$9.0
Delivery, sales and administrative expense	—	1.1	—
Cost of products sold	—	1.8	—

Total pretax re-engineering costs	$8.0	$11.9	$9.0

The re-engineering and impairment charges for 2009 primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl, France, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $2.8 million related to the impairment of software and property, plant and equipment and costs associated with relocating certain manufacturing facilities.

In 2008, the Company recorded $7.1 million in severance cost related to headcount reductions primarily in BeautiControl, France and Germany. The Company incurred re-engineering costs of $0.8 million for moving the Company’s BeautiControl North America and Belgian manufacturing facilities to new locations. The Company also recorded costs of $0.9 million for impairment charges for obsolete software in the South Africa beauty business, as well as various machinery and equipment in other manufacturing units. In 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business in Brazil. As a result of this decision, the Company recorded a $3.1 million charge relating to the write off of inventory, prepaid assets, accounts receivables and property, plant and equipment.

In 2007, the Company recorded $3.4 million in severance cost related to headcount reductions totaling 80 positions in Australia, France, Japan, Mexico, the Netherlands, the Philippines, Switzerland, Thailand and Uruguay. The majority of the severance costs were from the consolidation of certain operations in Australia, France, Japan and the Netherlands. In 2007, $1.2 million in re-engineering charges were also recorded associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth to ultimately allow the consolidation with distribution. Lease and related costs, which were still due on the former BeautiControl manufacturing facility were also included in the re-engineering charge. In 2007, the Company also incurred re-engineering costs of $0.8 million in relocating its Belgian manufacturing operation to a newly built facility and recorded $3.6 million in impairment charges related to assets primarily in its BeautiControl, Japanese and South Carolina manufacturing and distribution operations.

For further details of the re-engineering actions, refer to Note 2 to the Consolidated Financial Statements.

Net Interest Expense

Net interest expense was $28.7 million for 2009 compared with $36.9 million for 2008 reflecting a lower average debt level in 2009 compared with 2008. In 2009, the Company made $140 million in voluntary term debt payments, considerably decreasing the total outstanding debt, as well as decreasing the average revolver borrowings in 2009 compared with 2008. In addition, the Company benefited from lower LIBOR rates in 2009 compared with 2008 as well as a lower margin spread which decreased from 75 basis points in 2008 to 62.5 basis points in 2009 under the Company’s credit agreement in light of its lower level of leverage. The lower LIBOR rates had a more significant impact of the Company’s revolver borrowings as the interest rate swaps held by the Company essentially fixes the interest rate on the term loans.

The Company incurred $36.9 million of net interest expense in 2008 compared with $49.2 million in 2007. In September 2007, the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans (“2007 Credit Agreement”). Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005, which was obtained in conjunction with the closing of the Acquisition. The previous agreement was then terminated. As a result, $6.1 million in deferred debt fees were written off and included in net interest expense for the year ended December 29, 2007. At the same time, the Company settled certain floating-to-fixed interest rate swaps that were hedging the borrowings under the previous credit agreement, resulting in a termination payment of $3.5 million that was also included in net interest expense for 2007. The 2007 Credit Agreement provides for a lower interest rate margin spread and commitment fee compared with the Company’s previous agreement, contributing to the overall decrease in net interest expense for 2008. The margin spread on the 2007 Credit Agreement was 50 to 75 basis points lower in 2008 compared with 2007.

Tax Rate

The effective tax rates for 2009, 2008, and 2007 were 26.2, 20.0 and 17.3 percent, respectively. The increase in the 2009 rate reflected significant costs related to the impact of changes in Mexican legislation and a revaluation of tax assets. The rate also reflected a shift in income towards jurisdictions with higher statutory tax rates, nondeductible foreign goodwill impairment charges and a lower level of foreign tax credit benefits. The increase in the 2008 rate largely reflected a shift in income towards jurisdictions with higher statutory tax rates. Notably, U.S. federal taxable income increased by approximately $36.0 million compared with 2007 due to insurance gains recorded in 2008, as well as a one-time deduction recognized in 2007 relating to an intercompany advance payment agreement entered into by one of the Company’s foreign subsidiaries. The effective tax rates for 2009, 2008 and 2007 are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Tax rates are affected by many factors, including global mix of earnings, changes in tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. The Company has not recorded a valuation allowance where it has concluded that it is more likely than not that the benefits will ultimately be realized. This assessment is based upon expectations of improving domestic operating results as well as anticipated gains related to the Company’s future sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including, but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 13 to the Consolidated Financial Statements for additional discussions of the Company’s methodology for evaluating deferred tax assets. Based on expected revenue and profit contributions of the Company’s various operations, management expects a 2010 tax rate similar to the 2009 rate.

As of December 26, 2009 and December 27, 2008, the Company’s gross unrecognized tax benefit was $53.1 million and $46.9 million, respectively. As of the end of 2009, the Company classified approximately $4.3 million of unrecognized tax benefits as a current liability. Of the total current amount, $3.1 million relates to liabilities in Mexico for which the Company is indemnified. The remaining amounts are for potential settlements, within the next year, of individually insignificant income tax positions in several jurisdictions. While the Company does not expect any other material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within the next 12 months. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Net Income

For 2009, operating income increased 13 percent compared with 2008, which included a 15 percent negative impact on the comparison from weaker foreign exchange rates. The 28 percent increase in operating income in local currency was due to significant improvements in the Company’s Tupperware segments and Beauty Other segment reflecting the contribution margin on higher sales, lower resin costs and more efficient promotional spending resulting from improved promotional structures and offers, and the benefits of expense savings action plans. The Beauty Other segment included $8.4 million of pretax expense associated with remeasuring non-Venezuelan bolivar denominated balances included in the year end 2009 balance sheet for the first time at a less favorable rate than previously utilized, and to convert during the year cash generated by the business at worse exchange rates than had been included on the balance sheet. Offsetting this amount, the Company did not incur in 2009 the $10.3 million in losses recorded in 2008 when it was operating a separate beauty business in Brazil. The Beauty North America segment showed good improvement on a local currency basis reflecting better value chain performance, which could not fully offset the negative impact of the Mexican peso on the year-over-year comparison. There was a partial offset from incurring $19.1 million more in costs in 2009 than 2008 for the impairment of goodwill and intangible assets as described above. Net income increased 8 percent on a reported basis, and was positively impacted by lower interest expense in 2009, offset by a higher tax rate compared with 2008. Also included in the year-over-year comparison was a negative 18 percent impact from weaker foreign exchange rates.

For 2008, operating income increased 26 percent compared with 2007, and included a 3 percent negative impact on the comparison of weaker foreign exchange rates. The 29 percent increase in operating income in local currency reflected strong improvements in the Company’s Tupperware segments and significant improvements in the Beauty Other segment resulting from higher sales volume, partially offset by a decrease in Beauty North America. Also contributing to the increase in operating income was lower amortization expense of definite-lived intangible assets and lower incentive costs. The Company also recorded in 2008, $13.1 million more than in 2007 from net gains on the disposal of assets including insurance recoveries, as described above. Net income increased 38 percent, and was also positively impacted by lower interest expense during 2008 compared with 2007 as a result of entering into the 2007 Credit Agreement and negatively impacted by 5 percent from weaker exchange rates.

International operations accounted for 86 percent of the Company’s sales in both 2009 and 2008 and 83 percent in 2007. They accounted for 94, 95 and 92 percent of the Company’s net segment profit in 2009, 2008 and 2007, respectively.

Segment Results 2009 vs. 2008

(Dollars in millions)	2009	2008	Change			(a) Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2009	2008
Net Sales
Tupperware:
Europe	$749.6	$769.6	$(20.0)	(3)%		5%		$(56.8)		35%	36%
Asia Pacific	385.0	336.1	48.9	15		15		(1.6)		18	16
North America	292.3	303.3	(11.0)	(4)		4		(23.2)		14	14
Beauty:
North America	391.6	460.7	(69.1)	(15)		(3)		(57.6)		18	21
Other	309.0	292.1	16.9	6		13		(18.3)		15	13

Total net sales	$2,127.5	$2,161.8	$(34.3)	(2)%		6%		$(157.5)		100%	100%

Segment profit
Tupperware:
Europe (b)	$143.3	$123.8	19.5	16%		25%		$(9.2)		43%	45%
Asia Pacific (b)	78.6	64.7	13.9	22		26		(2.2)		24	24
North America	38.1	27.7	10.4	37		52		(2.7)		11	10
Beauty:
North America (b)	52.2	60.5	(8.3)	(14)		8		(12.1)		16	22
Other (b)	19.7	(5.0)	24.7	+		+		2.3		6	na
Segment profit as a percentage of sales
Tupperware:
Europe	19%	16%	na	3.0	pp	3.1	pp	(0.1	) pp	na	na
Asia Pacific	20	19	na	1.2		1.8		(0.6)		na	na
North America	13	9	na	3.9		4.1		(0.2)		na	na
Beauty:
North America	13	13	na	0.2		1.3		(1.1)		na	na
Other	6	na	na	na		na		na		na	na

a.	2009 actual compared with 2008 translated at 2009 exchange rates.
b.	Includes amortization of identified intangibles valued as part of acquisition accounting. In 2009 and 2008, respectively, amounts included were $0.3 million and $0.5 million in Europe, $1.2 million and $1.5 million in Asia Pacific, $2.0 million and $3.7 million in Beauty North America and $1.6 million and $3.3 million in Beauty Other.
pp	Percentage points
na	Not applicable
+	Increase is greater than 100 percent

Europe

Local currency sales increased 5 percent for the year ended 2009 compared with 2008. The improvement was largely due to the continued success in the emerging markets, which showed strong sales growth in 2009, and a slight improvement in local currency sales in the Company’s established markets. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $259.6 million of reported net sales in this segment in both 2009 and 2008, which represented 35 percent and 34 percent of reported net segment sales respectively. Total emerging market sales were negatively impacted by changes in foreign currency exchange rates totaling $32.8 million. Excluding the impact of foreign currencies, these markets increased by 14 percent in 2009, compared with 2008. The improvement in the emerging markets was mainly driven by substantial sales growth in Russia, South Africa and Turkey resulting from continued growth in the sales force from greater penetration, along with improving productivity of the sales forces through well received promotional programs and product offers. This was facilitated by the Company’s brand-building efforts and training of the sales force.

As noted above, the established markets showed a slight increase in local currency sales compared with 2008. Among the established markets, France and Austria showed significant improvement from larger and more active sales forces. Greece also contributed to the growth in established markets driven by successful recruiting programs and increased sales at the party. These improvements were offset by a modest decrease in local currency sales in Germany mainly due to a 10 percent decrease in the average active sales force. The markets in Switzerland and the Nordics also experienced declines in local currency sales in 2009 compared with 2008, resulting from smaller and less productive sales forces. In Germany, the Company continues to focus on improving recruiting and activity, and has implemented some of the approaches that have worked successfully in France and has put in place a program designed to increase the number of sales force leaders developed. In 2009 and 2008, the German market accounted for $177.2 million and $197.1 million of the segment’s sales, respectively. The year-over-year comparison of Germany’s sales was negatively impacted by $9.5 million from a weaker euro versus the U.S. dollar.

For 2009, compared with 2008, segment profit increased $19.5 million or 16 percent. Segment profit as a percentage of sales was three percentage points higher compared with 2008 at 19 percent. The higher segment profit was mainly due to the strong growth in sales in the emerging markets as well as an overall improvement in gross margin in this segment. The improved margin was driven by lower resin prices this year compared with 2008 and a better mix of products sold. The segment also experienced lower promotional spending from improved program structures and lower expense related to doubtful accounts.

The year-over-year comparison on sales and segment profit for the entire segment was negatively impacted by changes in foreign currency rates primarily driven by a weaker euro versus the U.S. dollar compared with 2008. At the end of 2009 the sales force size for the whole segment was 15 percent higher compared with 2008 and the average active sales force was up 6 percent for the year.

Asia Pacific

Asia Pacific experienced strong growth in 2009 with a 15 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets accounted for $219.8 million and $176.1 million or 57 and 52 percent of the sales in this segment for 2009 and 2008, respectively. Total emerging market sales increased $43.7 million or 25 percent in 2009 compared with 2008, and the comparison was negatively impacted by changes in foreign currency exchange rates totaling $5.4 million. Excluding the impact of foreign currencies, these markets increased by 29 percent in 2009, compared with 2008. The sales growth in these markets was the result of larger and more active sales forces from strong recruiting and retention, successful promotional activities and brand building initiatives, attractive consumer offers and positive responses to new product launches. Partially offsetting the increase in these emerging markets was a significant decrease in sales in China resulting from fewer active outlets and the fact they ordered less due to continued uncertainty in the external environment and in an effort to deplete their inventory. Beginning in the third quarter of 2009, China benefited from higher business-to-business sales partially offsetting the sales decline in this market. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends

In the segment’s established markets, Australia showed a slight increase in local currency sales for 2009 compared with 2008, attributable to strong recruiting efforts and improved sales at the party. This was offset by a decline in the Company’s Japanese businesses resulting from negative responses to recruiting efforts and promotional programs.

Total segment profit increased $13.9 million or 22 percent in 2009 compared with 2008. Segment profit as a percentage of sales was slightly higher than last year at 20 percent. The increase in segment profit was mainly due to a higher sales volume and an improvement in gross margin due to a favorable product mix sold and lower resin costs that more than made up for slightly increased obsolescence costs. This was partially offset by higher promotional and marketing spending, including higher costs for brand building initiatives. The 2008 segment profit was also negatively impacted by a product quality issue that did not recur in 2009.

The negative impact from foreign currencies on the profit comparison of 2009 with 2008 was $2.2 million, mainly attributable to changes in the Australian dollar. The net foreign currency impact on the sales comparison was not significant.

Tupperware North America

Tupperware North America’s local currency sales increased 4 percent in 2009 compared with 2008. The increase was mainly from Tupperware Mexico, due in part to a higher active sales force and improved productivity, partially offset by a meaningful decrease in business-to-business sales. Tupperware Mexico was able to end the year with a ten percent sales force advantage mainly reflecting strong retention. The United States and Canada businesses were negatively impacted by the economic situations in these areas particularly in the beginning of year. The businesses were able to improve sales in the second and third quarter of the year with an increase in the number of parties held as well as an overall improvement in party attendance. These improvements helped to offset the slow start to the year, ending with sales about even with 2008 for the full year.

Segment profit increased $10.4 million or 37 percent in 2009 compared with 2008. Segment profit as a percentage of sales was 3.9 percentage points higher in 2009 at 13 percent. Segment profit improved significantly in all units. This reflected the overall increase in sales from Tupperware Mexico, along with improved gross margins resulting from a favorable product mix sold and lower resin costs, in addition to lower promotional spending and effective cost management strategies.

Beauty North America

Local currency sales for this segment were down 3 percent in 2009 compared with 2008 reflecting a 15 percent sales decrease in BeautiControl, partially offset by a slight increase in local currency sales by Fuller Mexico. The segment was negatively impacted by $57.6 million due to the change in value of the Mexican peso versus the U.S. dollar. The decline in sales in BeautiControl was primarily due to a lower sales force as the unit continued to struggle with recruiting this year. At the beginning of 2010, BeautiControl implemented a new sale force compensation plan that the Company expects will better align the earnings opportunity for the sales force with the focus on selling through spa parties and recruiting. Fuller Mexico benefited from a change in the market’s value chain implemented in the third quarter of 2009 as well as a modest increase in average order size that offset the slight drop in the number of sellers.

Segment profit decreased $8.3 million or 14 percent in 2009 compared with 2008. The year-over-year comparison was negatively impact by $12.1 million from a weaker Mexican peso versus the U.S. dollar. Excluding the negative impact of foreign currencies on the comparison, the segment showed an 8 percent increase in profit. As a percentage of sales, profit stayed even with last year at 13 percent. The overall local currency improvement in segment profit this year was mainly driven by value chain changes implemented in 2009. BeautiControl’s profitability increased versus last year, despite the significant sales decrease. This was due to lower sales force incentive spending in line with achievement, along with the cost savings generated by a headcount reduction implemented early in 2009, and other efforts to better manage costs. The segment also benefited from $1.7 million in lower amortization of definite-lived intangible assets acquired in the 2005 acquisition of the direct selling businesses of Sara Lee Corporation.

Beauty Other

Local currency sales for this segment increased 13 percent in 2009 compared with 2008. The increase was mainly from significant improvement in the Central and South American businesses of Tupperware Venezuela and Tupperware Brazil, reflecting strong recruiting and higher sales force activity, strong productivity in Brazil, as well as higher prices in Venezuela due to inflation. Also contributing to the increase in sales for this segment was Fuller Argentina, resulting from improved pricing; Nuvo Uruguay resulting from a higher sales force; and Nutrimetics driven mainly by the units in Australia and France.

The Australian dollar, Brazilian real, and Argentine and Philippine pesos were the main currencies that led to the foreign exchange impact on 2009 sales comparison versus 2008.

The higher segment profit was the result of improved results in Central and South America, due to the higher sales volume, higher pricing in Venezuela and value chain improvements in Brazil. In the first quarter of 2009, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through the separate beauty business it had been operating, resulting in cost savings which improved overall segment profit. A portion of the earnings in this segment have been generated in Venezuela and translated to U.S. dollars at the official exchange rate. In the third quarter of 2009, the Company recorded a $4.9 million pretax foreign exchange loss to convert Venezuelan bolivars generated by the business to U.S. dollars at a rate less favorable than the rate used to translate earnings. The Company also recorded $3.5 million associated with remeasuring non-Venezuelan bolivar denominated balances at the end of 2009 as the Company began translating on December 26, 2009, the Venezuela operations at the parallel rate as further described below.

The Venezuelan government has instituted controls that fix the exchange rate between the bolivar and the U.S. dollar and require approval of all exchanges at this official rate. Prior to 2010, this official rate has remained steady over the last few years despite significant inflation. The exemptions provided by Venezuela’s Criminal Exchange Law for transactions in certain securities has resulted in the establishment of a legal indirect “parallel” market of foreign currency exchange, through which companies may obtain foreign currency without requesting it from the government. The exchange rate in the parallel market (parallel rate) is variable and was about 65 percent less favorable in 2009 when compared with the official rate. The Company has made applications to transfer funds at the official rate for the remittance of dividends and other purchases; however, due to the exchange controls in place and delays in the approval process, the Company has not been successful in remitting these dividends at the official rate. In light of the ongoing currency exchange control limitations in Venezuela and the increasing cash balance in the Company’s Venezuelan subsidiary reflecting its favorable operating cash flow, the Company began to settle certain of its U.S. dollar-denominated liabilities with dollars obtained through the parallel market at an exchange rate less favorable than the official rate. In the third quarter of 2009, the Company recorded the $4.9 million pretax foreign exchange loss referred to above to convert Venezuelan bolivars to U.S. dollars at this parallel rate. It is the Company’s expectation to continue to settle these U.S. dollar-denominated liabilities through the parallel market. Historically, the Company has utilized the official rate for translation of its Venezuelan subsidiary from the bolivar to the U.S. dollar. In December 2009, the Company considered its past and continued intent to use the parallel rate to settle its U.S. dollar-denominated liabilities and the fact that the Company does not expect to be able to remit the dividends at the official rate. In view of these facts and circumstances existing at the end of 2009, the Company determined that effective December 26, 2009, it would use the parallel rate to translate the operations of its Venezuelan subsidiary. As a result of this decision, the Company recorded a pretax loss of $3.5 million. On January 8, 2010, the Venezuelan government announced its intention to devalue its currency and move to a two tier exchange structure. Although no official rules have yet been issued, the official exchange rate is expected to move from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. Tupperware's products are expected to fall into the non-essential classification. This change did not have an impact on the Consolidated Financial Statements for 2009 or the Company’s decision to use the parallel rate for translation purposes.

Inflation in Venezuela has been at relatively high levels over the past few years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Venezuela. This blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009 and as such, the Company will transition to highly inflationary status at the beginning of its 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the end of 2009, the Company had approximately $5 million of net monetary assets in Venezuela, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar. In 2009, the Company had $60.1 million of sales in Venezuela, translated at the official exchange rate that existed throughout the year, and produced pretax profit in Venezuela of $12.4 million at that rate, before the $8.4 million cost of converting bolivars to U.S. dollars and remeasuring the year-end 2009 balance sheet at the parallel rate as described above.

Segment Results 2008 vs. 2007

(Dollars in millions)	2008	2007	Change			(a) Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2008	2007
Net Sales
Tupperware:
Europe	$769.6	$688.2	$81.4	12%		8%		$22.6		36%	35%
Asia Pacific	336.1	292.4	43.7	15		12		7.3		16	15
North America	303.3	289.8	13.5	5		5		(1.5)		14	15
Beauty:
North America	460.7	461.5	(0.8)	—		1		(5.4)		21	23
Other	292.1	249.5	42.6	17		15		5.1		13	12

Total net sales	$2,161.8	$1,981.4	$180.4	9%		8%		$28.1		100%	100%

Segment profit
Tupperware:
Europe (b)	$123.8	$111.0	$12.8	11%		13%		$(1.5)		45%	46%
Asia Pacific (b)	64.7	52.0	12.7	25		27		(0.9)		24	21
North America	27.7	21.3	6.4	30		32		(0.3)		10	9
Beauty:
North America (b)	60.5	66.3	(5.8)	(9)		(7)		(1.2)		22	27
Other (b)	(5.0)	(7.6)	2.6	35		42		(1.1)		na	na
Segment profit as a percentage of sales
Tupperware:
Europe	16%	16%	na	—		0.7	pp	(0.7	) pp	na	na
Asia Pacific	19	18	na	1.5	pp	2.2		(0.7)		na	na
North America	9	7	na	1.8		1.9		(0.1)		na	na
Beauty:
North America	13	14	na	(1.2)		(1.1)		(0.1)		na	na
Other	na	na	na	na		na		na		na	na

a.	2008 actual compared with 2007 translated at 2008 exchange rates.
b.	Includes amortization of identified intangibles valued as part of acquisition accounting. In 2008 and 2007, respectively, amounts included were $0.5 million and $1.0 million in Europe, $1.5 million and $2.1 million in Asia Pacific, $3.7 million and $6.0 million in Beauty North America and $3.3 million and $4.5 million in Beauty Other.
pp	Percentage points
na	Not applicable

Europe

Local currency sales increased 8 percent in 2008, largely due to continued success in the emerging markets driven primarily by Poland, Russia, South Africa and Turkey resulting from continued growth in the sales force, achieved through further geographic expansion, recruiting of new sellers, success in generating productivity by the sales forces and well received promotional programs. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for $259.6 million and $209.8 million or 34 percent and 31 percent of net sales in this segment for 2008 and 2007, respectively. Total emerging market sales increased $49.8 million or 24 percent in 2008 from 2007 and were negatively impacted by changes in foreign currency exchange rates totaling $5.0 million.

In 2008, established markets showed a slight decrease in local currency sales compared with 2007. Among the established markets, France and Greece showed strong improvement from positive promotional and recruiting programs as well as higher sales from a positive response to new products. These improvements were offset by decreases in local currency in Germany mainly due to a 7 percent decrease in the average active sales force. In 2008 and 2007 the German market accounted for $197.1 million and $192.4 million of the segment’s sales, respectively. The year-over-year comparison was positively impacted by $10.9 million from a stronger euro versus the U.S. dollar. At the end of 2008, the sales force size for the whole segment was 13 percent higher compared with 2007 and the average active sales force was up 4 percent for the year.

The sales in this segment were in total positively impacted by a $2.4 million increase in business-to-business sales mainly in Greece and Italy, partly offset by a decline in Spain.

The euro was the main currency that led to the 4 percentage point improvement in 2008 versus 2007 sales from stronger foreign currencies.

For 2008, compared with 2007, segment profit increased $12.8 million or 11 percent. Segment profit as a percentage of sales was even with 2007. The higher segment profit was due to leverage on the higher sales in the emerging markets partially offset by the impact of higher business-to-business sales, which have a lower margin and higher freight costs. The leverage on the higher sales reflected slightly lower administrative expenses and there was also a decrease in the provision for bad debts. Segment profit was also negatively impacted by $1.5 million resulting from changes in the value of foreign currency, primarily the South African rand.

Asia Pacific

Asia Pacific experienced strong growth in 2008 with a 12 percent increase in local currency sales, led mainly by the emerging markets in this segment. Emerging markets accounted for $176.1 million and $136.8 million or 52 and 47 percent of the sales in this segment for 2008 and 2007, respectively. Total emerging market sales increased $39.3 million or 29 percent in 2008 compared with 2007, and the comparison was negatively impacted by changes in foreign currency exchange rates totaling $3.5 million. The significant increase in the emerging markets was primarily in China, India, Indonesia and Malaysia/Singapore. China, the largest of these markets in 2008, had a significant increase in sales from a higher number of outlets in operation, an increase in outlet productivity and successful promotional strategies. The higher productivity reflected more outlet sites in commercial versus residential areas and more sales people in many of the outlets. Substantial sales growth in India, Indonesia and Malaysia/Singapore was the result of successful promotional activities, attractive consumer offers, strong recruiting and improved training.

In the segment’s established markets, Australia showed a good increase in local currency sales for 2008 compared with 2007, attributable to a higher active sales force and higher productivity. This was offset by a decline in the Company’s Japanese businesses resulting from lower average active sales forces and declines in productivity.

Total segment profit increased $12.7 million or 25 percent in 2008 compared with 2007. Segment profit as a percentage of sales was slightly higher than last year at 19 percent. The majority of this increase was in the emerging markets reflecting the higher sales volume and improved margins from a favorable mix of products, as well as more efficient promotional spending. This was offset by an increase in marketing expense in these markets for several brand building initiatives undertaken in 2008. In the established markets, Australia’s segment profit showed a strong improvement compared with 2007 in line with the increase in sales. Partially offsetting these improvements was a segment profit decrease in the Company’s Tupperware business in Japan due to the lower sales and costs associated with a product quality issue.

The positive impact from foreign currencies on the comparison of 2008 sales with 2007 was $7.3 million, mainly attributable to the Japanese yen. Profit for 2008 compared with 2007 was negatively impacted by changes in the Australian dollar and South Korean won.

Tupperware North America

Tupperware North America’s local currency sales increased 5 percent in 2008 compared with 2007. The increase was mainly from Tupperware Mexico, due in part to a higher sales force, while sales in the United States and Canada were slightly higher compared with 2007. Successful recruiting, activity and retention led to a 13 percent increase in the segment’s total sales force size compared with the prior year; however, due to the deteriorating economic situation in the second half of the year, the sales force was less productive. Partially offsetting the full year increase in core sales were lower business-to-business sales in Mexico compared with 2007.

Segment profit increased $6.4 million or 30 percent in 2008 compared with 2007. Segment profit as a percentage of sales was 1.8 percentage points higher in 2008. The increase was mainly driven by a higher gross margin percentage, including the impact of the volume from producing products to replace those destroyed in the December 2007 warehouse fire, and lower promotional expenses resulting from less sales force members qualifying for events and lower commissions earned as fewer individuals met sales targets in the United States and Canada business. Tupperware Mexico also contributed to the overall increase in segment profit due to higher sales partially offset by an increase in distribution costs from higher fuel costs.

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

The segment loss was $2.6 million lower in 2008 compared with 2007. The decrease in segment loss was mainly due to improved results in Central and South America from higher sales volume and $1.2 million in lower amortization of acquired definite-lived intangible assets. These improvements were partially offset by higher losses in Fuller Brazil and Argentina due to higher operating costs. Also contributing to this higher loss was a

$2.9 million write-off of inventory, prepaid assets and accounts receivables by Fuller Brazil in connection with the Company’s decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business.

Strong foreign currencies had a 2 percentage point positive impact on the sale comparison, which came primarily from the Uruguayan and Philippine peso. The foreign exchange impact on the profit comparison was not significant.

Financial Condition

Liquidity and Capital Resources

Working capital was $236.3 million as of December 26, 2009 compared with $252.3 million as of December 27, 2008 and $249.2 million as of December 29, 2007. The current ratio was 1.5 to 1 at the end of 2009 and 1.6 to 1 at the end of 2008 and 2007.

The Company’s total current assets decreased as of the end 2009 compared with 2008 reflecting a decrease in inventory as the Company focused on managing inventory levels in 2009 partially offset by an increase in accounts receivable resulting from an increase in sales in the last month of the year compared to 2008. Also contributing to the fluctuation in working capital was higher compensation and promotional program accruals reflecting favorable operating results, partially offset by a decrease in accounts payable in 2009 mainly due to the payouts made in 2009 of amounts due at the end of 2008 as well as lower inventory purchases reflecting improved inventory management. Also contributing to the decrease in 2009 was a lower working capital balance in Venezuela reflecting the Company’s decision to translate the year end 2009 balance sheet at the parallel rate.

The most significant causes of the 2008 increases in working capital, excluding the $33 million negative impact of changes in the value of foreign currencies, were higher inventory, a higher cash balance and the payment of a non-income tax liability during 2008, partially offset by lower current deferred tax assets and higher accounts payable. The higher inventory balance reflected, in part, restocking by the Tupperware United States business following the December 2007 fire, along with building inventories in some fast growing business units in support of that growth and in some other cases inventory levels being higher than intended due to less than expected sell through to customers. The higher cash balance in part reflected the generation of cash in China that had not yet been repatriated, along with a higher level of cash at the corporate level related to the management of credit capacity. The non-income tax liability paid in 2008 was for value added taxes in Mexico. The offset from a higher level of accounts payable largely reflected the management of cash flow at year end and the lower current deferred tax asset reflected adjustments made to an advance payment agreement entered into by the Company with one of its foreign subsidiaries.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans. Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005 (“2005 Credit Agreement”), which was obtained in conjunction with the closing of the Acquisition. The 2005 Credit Agreement was then terminated. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed in Note 8 to the Consolidated Financial Statements. As a result of terminating the 2005 Credit Agreement, $6.1 million in deferred debt fees were written off and included in net interest expense for the year ended December 29, 2007. Quarterly principal payments of $1.5 million have been due on the term loans beginning in June 2008 and any remaining principal due in September 2012; however, the agreement permits the Company to omit the quarterly payments if certain prepayments have previously been made on an optional basis. The Company made such optional prepayments in 2009, 2008 and 2007 totaling $140.0 million, $16.7 million and $35.0 million, respectively. The agreement also requires additional principal payments consisting of 100 percent of cash generated from certain asset sales, certain insurance proceeds and certain new debt issuances, as well as up to 50 percent of excess cash flows. Excess cash flows are substantively defined as net cash provided by operating activities less capital expenditures, required debt payments and actual dividends paid up to $60 million annually. However, the 2007 Credit Agreement provides that cash may be used to repurchase shares using proceeds from stock option exercises. It also provides that repurchases beyond those from the use of option proceeds are excluded from certain of the financial covenant calculations if the leverage ratio as defined under the credit agreement is and will remain below 2.0 times and the other covenants in the agreement are met, which is currently the case. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 0.625 percent to 1.25 percent and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. As of December 26, 2009, the applicable margin was 62.5 basis points.

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

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR based floating obligation into a fixed obligation for $200.0 million for 2009 and $100.0 million for 2010. The Company paid a weighted average rate of about 2.2 percent on the $200.0 million for 2009 and will pay 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of December 26, 2009.

The swap agreements combined with a contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of December 26, 2009, gave the Company an all-in effective rate of about 4.5 percent on these borrowings.

The 2007 Credit Agreement contains covenants customary for similarly rated companies. The financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. The Company’s most restrictive financial debt covenant is currently the ratio of earnings to fixed charges, which is required to be in excess of 1.40 through the end of the third quarter of 2010 and then increases to 1.50 beginning in the fourth quarter of 2010. The Company’s fixed charge ratio for the 12 months ended December 26, 2009 was 2.45, yielding an adjusted covenant earnings cushion of over $90 million. The Company expects to maintain compliance with its debt covenants for the next 12 months and beyond; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and recent developments in the financial markets have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its year end 2009 cash and cash equivalents balance of $112.4 million, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of December 26, 2009, the Company had $198.9 million available under its revolving line of credit and $113.8 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

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

The Company’s two debt ratings agencies, Standard and Poor’s and Moody’s, have both rated the Company. Standard and Poor’s currently rates the corporate credit rating of the Company BB+ and has assigned a stable outlook. It currently has rated the Company’s 2007 Credit Agreement as BBB. Moody’s assigns a rating of Ba1 to the corporate family rating of the Company and Baa3 to the Company’s 2007 Credit Agreement. Moody’s revised its outlook on the Company’s credit rating to positive from stable in January 2010.

The Company’s major markets for its products, those in which $50 million or more of its 2009 sales were generated, include Australia, Brazil, France, Germany, Indonesia, Japan, Malaysia/Singapore, Mexico, the Philippines, Russia, South Africa, the United States and Venezuela. A significant downturn in the Company’s business in these markets could adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and/or promotional programs.

The debt-to-total capital ratio at the end of 2009 was 40 percent compared with 55 percent at the end of 2008. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The decrease in the debt-to-capital ratio compared to the end of 2008 was due to a decline in total debt reflecting the $140 million in voluntary payments made by the Company in 2009. Also contributing to the improvement in the ratio was an increase in equity from the positive impact of foreign currency translation adjustments and the 2009 earnings, partially offset by dividends paid and share repurchases in excess of option proceeds received in 2009.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. As of December 26, 2009, the Company settled the remaining amounts due under the claim with its insurance companies and received a total of $18.9 million in proceeds in 2009, bringing the total settlement to $61.5 million to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire, resulting in $19.0 million and $22.2 million pretax gains related to the fire recorded in 2009 and 2008, respectively. In 2008, the Company included $19.5 million of these proceeds in operating activities on its Consolidated Statement of Cash flows as these proceeds related to destroyed inventory and certain fire related costs. The Company included $18.9 million, $6.4 million and $3.0 million in proceeds in investing activities for 2009, 2008 and 2007, respectively, as they related to property, plant and equipment. The Company netted in 2009, $8.2 million of proceeds against capital expenditures on the Consolidated Statement of Cash Flows as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility.

Operating Activities

Net cash provided by operating activities increased to $250.9 million in 2009 from $131.0 million in 2008. In 2009, the Company received $12.7 million to settle foreign currency hedge contracts, whereas in 2008 the Company paid $30.8 million related to these types of contracts. Also contributing to higher operating cash flows was the Company’s focus on inventory levels which resulted in an inflow of $4.2 million in 2009 compared with an outflow of $51.3 million in 2008 and an increase in the inflow from accounts payable and accrued liabilities, due largely to the payout in January 2008 of a non-income tax amount in Mexico that did not recur in 2009. Finally, the 2009 net income amount included $20.1 million more in pretax, non-cash re-engineering and impairment costs than 2008 net income. Partially offsetting the higher operating cash flows was a higher level of accounts receivable in 2009, mainly reflecting higher sales volume in the last month of 2009 versus 2008.

Net cash provided by operating activities decreased to $131.0 million in 2008 from $177.4 million in 2007. This decline reflected the $19.0 million payment related to non-income tax payables due in Mexico as of the end of 2007, and the payment of approximately $13.0 million of such amounts on a more normal schedule in 2008. There was also the $30.8 million in payments made in 2008 to settle foreign currency hedge contracts versus a small inflow from such contracts in 2007. This was offset by an increase in net income for 2008 compared with 2007. The most significant year-over year variations in changes in assets and liabilities were outflows for inventory. This resulted from the rebuilding of the inventory level of Tupperware United States following the December 2007 warehouse fire, the need for higher inventory levels in several markets to support higher sales levels and in some markets a higher level of inventory than desired in light of a lower than expected sell through of products to customers. Net cash flow from operating activities was also impacted by the proceeds from insurance recoveries.

Investing Activities

In 2009, 2008 and 2007, the Company spent $46.4 million, $54.4 million and $50.3 million, respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products with the greatest amount spent in Europe. The Company also had some capital expenditures relates to automobiles purchased for the sales force and road costs incurred related to the Orlando property. In addition to cash outlays for property, plant and equipment, the Company also had non-cash additions through capital leases of $3.6 million and $15.7 million in 2008 and 2007, respectively, primarily related to the construction of a new center of excellence manufacturing facility that replaced an existing facility in Belgium. In 2009 the Company spent $8.2 million to improve the distribution capability at the Company’s Hemingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The cost of this project was reimbursed by insurance proceeds and is shown net in the Consolidated Statement of Cash Flows.

Partially offsetting the capital spending were $19.5 million in 2009, $15.3 million in 2008 and $25.3 million in 2007 of proceeds related to the sale of certain property, plant and equipment and insurance recoveries. The proceeds from disposal of property, plant and equipment in 2009 were primarily from the sale of property in Australia and automobiles in the markets where the Company purchases vehicles as incentive awards to some of its sales force members. In 2008 proceeds were primarily from the sale of excess property for development around the Company’s Orlando, Florida headquarters (“Land Sales”) and automobiles. In 2007, they were primarily from the sale of the Company’s Philippines manufacturing facility, Land Sales and sale of excess land in Australia.

Insurance proceeds in 2009 and 2008 included recoveries from the fire in South Carolina. The 2008 insurance proceeds also included recoveries from flood damage in France and Indonesia. In 2007, the Company received $7.4 million in proceeds from insurance recoveries mainly relating to a 2006 fire at a former manufacturing facility in Tennessee and from the 2007 fire at the Company’s facility in South Carolina. See Note 17 to the Consolidated Financial Statements.

Financing Activities

In 2009, the Company made $143.7 million in net debt payments mainly relating to the voluntary payment on its term loans of $140 million reflecting the result of the Company’s improved cash generated from operating activities. The Company made, in 2008 net payments, to reduce borrowings of $24.0 million primarily relating to a prepayment made on the term loans of $16.7 million, the repayment of a mortgage note and payments on capital lease obligations. On September 28, 2007 the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans, replacing the Company’s then existing credit agreement. The net proceeds from the 2007 Credit Agreement were $597.1 million. The refinancing completed in 2007, together with the principal payments made on the Company’s term debt, resulted in total repayments of $705.1 million in 2007. See detailed discussion in Liquidity and Capital resources including settlement of historical debt and related covenant restrictions.

Dividends

During 2009, 2008 and 2007, the Company paid dividends of $0.88 per share of common stock totaling $55.0 million, $54.4 million and $53.8 million, respectively. In October 2009, the Board of Directors declared a quarterly dividend that was increased to $0.25 per share from the $0.22 per share that had been declared and paid each quarter since the Company became public in 1996.

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

Stock Option Exercises

During 2009, 2008 and 2007, the Company received proceeds of $39.4 million, $24.6 million and $45.3 million, respectively, related to the exercise of stock options. The increase in stock option proceeds during 2009 and 2007 was due primarily to an increase in the Company’s stock price and the holder’s decisions including the remaining time before the options’ 10-year terms would have ended. The decline in 2008 primarily related to the Company’s lower stock price in the second half of 2008. Stock from treasury shares was issued when stock options were exercised until all such shares were issued, which occurred during the first quarter of 2009. Subsequently, the Company began using previously unissued shares and began repurchasing shares in the third quarter of 2009. Some of these shares were then used to satisfy option exercises.

Stock Repurchases

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended, at that time, to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Board also authorized the use of cash generated by the Company’s operations to repurchase shares to further offset dilution from its equity incentive plans. During 2009, 2008 and 2007 the Company repurchased 1.8 million, 0.6 million and 1.4 million shares at an aggregate cost of $77.0 million, $22.7 million and $41.6 million, respectively. Since inception of the program in May 2007, the Company has repurchased 3.8 million shares at an aggregate cost of $141.3 million. In February 2010, the Company announced its Board of Directors had approved an increase in the share repurchase authorization by $200 million to $350 million, and extended the term of the program to February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans with the intention of keeping the number of shares outstanding at about 63 million.

The Company has received from time to time shares to pay the exercise price by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. In 2008, 0.2 million shares with an aggregate value of $3.8 million were surrendered to the Company under such exercises. In 2009, the Company begin allowing participants the right to “net exercise” their stock options where the Company issues a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option. For 2009, options for the purchase of 0.7 million shares with an aggregate exercise price value of $12.9 million were exercised under this method. Employees are also allowed to use shares to pay withholding taxes up to the minimum statutory limit. For 2009, this totaled $6.2 million which is included as a stock repurchase in the Consolidated Statement of Cash Flows.

Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans were outstanding, were applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. In line with the provisions of the Sarbanes-Oxley Act of 2002, no further loans will be permitted under the plan. The MSPP permits the surrender of shares in lieu of payment of the loan with the surrendered shares valued at the then current market price. During 2008 and 2007, participants surrendered a total of 26,347 and 29,471 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.6 million and $0.7 million, respectively, as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $1.8 million and $0.3 million in the years ended December 27, 2008 and December 29, 2007, respectively. As of the end of 2008, no amounts were outstanding under this program and consequently there was no activity in 2009.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 26, 2009, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1—3 years	3—5 years	More than 5 Years
Long term obligations	$428.1	$1.9	$408.5	$2.8	$14.9
Interest payments on long term obligations	70.1	24.2	41.5	1.6	2.8
Pension funding	157.7	12.5	23.6	45.0	76.6
Post employment medical benefits	33.5	3.6	7.2	7.0	15.7
Income tax payments (a)	4.3	4.3	—	—	—
Capital commitments (b)	3.1	3.1	—	—	—
Operating lease obligations	68.4	26.9	25.3	10.6	5.6

Total contractual obligations (c)	$765.2	$76.5	$506.1	$67.0	$115.6

(a)	The Company has not included in the above table its other unrecognized tax benefits, as it is unable to make a reliable estimate of the amount and period in which these liabilities might be paid. As of December 26, 2009 the Company’s total gross unrecognized tax benefits were $53.1 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.
(b)	Capital commitments represent signed agreements as of December 26, 2009 on minor capital projects in process in the Company’s Australia, Brazil, India, South Africa and Venezuela units.
(c)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

Application of Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Consolidated Financial Statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported and disclosed amounts. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the implementation of the following critical accounting policies are the most significantly affected by its judgments and estimates.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs. At the end of 2009, the Company had net domestic deferred tax assets of approximately $292.9 million against which a valuation allowance of $3.5 million has been provided. Of this total, approximately $101.0 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is primarily related to foreign tax credits and federal and state net operating losses that, other than for the amount for which a valuation allowance has been provided, are expected to be realized prior to expiration based upon future operating income generated from the United States businesses of Tupperware and BeautiControl as well as foreign dividends and other foreign source income. Also, expected gains related to future Land Sale would result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.

As of December 26, 2009 and December 27, 2008, the Company’s gross unrecognized tax benefit was $53.1 million and $46.9 million, respectively. The Company estimates that approximately $44.8 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $12.4 million and $6.1 million as of December 26, 2009 and December 27, 2008, respectively. Interest and penalties included in the provision for income taxes totaled $0.9 million and $1.3 million for 2008 and 2007, respectively. In 2009, the Company recorded a benefit of $1.0 million to the provision related to interest and penalties from the reversals of certain accruals made in previous years. During the year, the Company’s gross unrecognized tax benefit increased by $4.1 million and related interest and penalties were increased by $7.5 million as a result of identifying indemnified uncertain tax positions related to certain entities in Mexico. Also during the year, the Company reduced its liability by $7.3 million and related interest and penalties were decreased by $1.8 million as a result of a settlement of audits in Germany and completion of a renewed advance pricing agreement in France.

As of the end of 2009, the Company classified $4.3 million of unrecognized tax benefits as a current liability. Of the total current amount, $3.1 million relates to the indemnified Mexican liabilities. The remaining amounts represent potential settlement within the next year, of individually insignificant income tax positions in multiple jurisdictions. While the Company does not expect any other material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within the next 12 months. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

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

Goodwill and Intangible Assets

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

The valuation of goodwill is dependent upon the estimated fair market value of BeautiControl’s operations both in North America and internationally, and the operations of the Acquired Units businesses which include five individual reporting units. Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this evaluation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant assumptions for these forecasts include annual revenue growth rates, which ranged from 1 percent to 13 percent with an average growth rate of 6.6 percent in the Company’s most recent modeling. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units have been calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units, the Company applied discount rates to its reporting units’ projected cash flows ranging from 11 to 24 percent in its most recent modeling. The discount rate at the high end of this range was for the South African and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach have been selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples have been applied to the reporting unit to determine fair value.

The Company recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee Direct Selling businesses. These assets have indefinite lives and are evaluated for impairment annually similarly to goodwill. The fair value of the Company’s tradenames is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 4.75 percent was used in 2009. In estimating the fair value of the tradenames, the Company also applied in 2009 a discount rate ranging from 14 to 28 percent, and revenue growth ranging from 1 to 13 percent, with an average growth rate of 6.6 percent and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing the goodwill, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as revenue generated in the Company’s Argentina, Philippines, South Africa and Uruguay markets under the Avroy Shlain, Fuller, Swissgarde and Nuvo tradenames.

As of September 29, 2007, the Company completed the annual review of goodwill and indefinite-lived intangible assets of the former Sara Lee Direct Selling reporting units. As a result of this review, Nutrimetics’ goodwill and tradename were deemed to be impaired, resulting in a total non-cash impairment charge of $11.3 million. During the second quarter of 2008, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. For the 2008 fiscal year, the Company completed the review of goodwill for all reporting units and determined that there was no impairment after the write-down of the tradename assets. These prior impairments related to the Company’s Nutrimetics and NaturCare businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. Although some improvements had been made in these businesses, the rates of growth of sales, profit and cash flow of the Nutrimetics and NaturCare businesses in the second quarter of 2009 were below the Company’s projections used in its previous valuations, as was the forecast for growth in future periods. In the second quarter of 2009, the Company also noted that financial results for the South African beauty business were not meeting the projections used in the 2008 valuation. Given the sensitivity of the valuation to changes in cash flows for these reporting units, the Company performed interim impairment tests in the second quarter of 2009 of tradenames and reporting units, reducing future forecasts in these units to reflect recent performance including the impact of the external environment. The result of the interim impairment tests was to record a $10.1 million impairment to the Nutrimetics tradename, a $4.2 million impairment to the NaturCare tradename and a $2.0 million impairment to the Avroy Shlain tradename. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units. In the third quarter of 2009, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl, which was completed in the second quarter, noting no further impairment.

With the 2009 impairments recorded for the Nutrimetics and South African reporting units, these units are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics, Avroy Shlain and NaturCare tradename values as in these cases the fair value was equal to carrying value when the impairment charges were recorded. The fair value of the Fuller Mexico, NaturCare and BeautiControl reporting units and the Nuvo and Swissgarde trade names exceeds the carrying value by over 60 percent resulting in a lower risk that these assets could be impaired in future periods. The fair value of the Fuller tradename exceeds its carrying value by over 30 percent making future impairments less likely to occur. The Company’s Fuller Latin America reporting unit only shows an excess of 9 percent over carrying value, which indicates a higher risk of future impairment. This reporting unit has $14.2 million of goodwill as of December 26, 2009. Given the sensitivity of the valuation to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. This could occur if there is a decrease in forecasted results or changes in interest rates or market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. For instance, a 100 basis point increase in the discount rate or a 10 percent decrease in the overall cash flow assumptions could result in an additional impairment charge of about $8 million, of which $5 million would relate to Nutrimetics. Further impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairments, net of tax, arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant. Since July 1, 2007, the Company has recognized cumulative impairment charges related to goodwill and intangible assets of $46.1 million, net of tax. Further, as described in Note 7 to the Consolidated Financial Statements, as of December 26, 2009, the Company had net worth as defined by its credit agreement that was $166.9 million more than the required net worth.

Additionally, as of December 26, 2009 the Company had $13.6 million included on its Consolidated Balance Sheet as the value of the Acquired Units’ sales forces. The estimated annual amortization expense associated with these intangibles for each of the five succeeding years is $3.6 million, $2.5 million, $1.9 million, $1.3 million and $1.0 million, respectively. As of December 26, 2009, the product formulation asset recorded as part of the acquisition was fully amortized.

Retirement Obligations

Pensions

The Company records pension costs and the funded status of its defined benefit pension plans using the applicable accounting guidance for defined benefit pension and other postretirement plans. This guidance requires that amounts recognized in the financial statements be determined on an actuarial basis. The measurement of the retirement obligations and costs of providing benefits under the Company’s pension plans involves various facts, including several assumptions. The Company believes the most critical of these assumptions are the discount rate and the expected long-term rate of return on plan assets.

The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s U.S. and foreign plans was as follows:

Discount rate	2009	2008	2007
U.S. Plans	5.8%	6.0%	5.8%
Foreign Plans	5.0	4.7	4.7

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company for its U.S. and foreign plans were as follows:

Expected rate of return	2009	2008	2007
U.S. Plans	8.3%	8.5%	8.5%
Foreign Plans	4.8	4.5	5.0

The following table highlights the potential impact on the Company’s pretax earnings due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 26, 2009:

(in millions)	Impact on 2010 Pension Expense
Discount rate change by 50 basis points	$1.5
Expected rate of return on plan assets change by 50 basis points	0.5

Other Post Retirement Benefits

The Company accounts for its post-retirement benefit plan in accordance applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. High-quality corporate bonds were determined to be bonds with a credit rating of AA- or better by Standards and Poor’s and Aa3 or better by Moody’s. The discount rate assumptions used by the Company to determine other post retirement benefit expense were 5.8 percent, 6.0 percent and 5.8 percent for the 2009, 2008 and 2007 fiscal years, respectively. A change in discount rate of 50 basis points would not be material.

The following are the assumed health-care cost trend rates used by the Company:

Health-care trend rates	2009	2008	2007
Initial health-care cost trend	7.6%	8.0%	8.0%
Ultimate health-care cost trend	5.0	5.0	5.0
Year ultimate trend rate achieved	2017	2015	2015

The healthcare cost trend rate assumption may have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.2	(2.0)

Revenue Recognition

Revenue is recognized when goods are shipped to customers, the price is fixed, the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force and when collection is reasonably assured. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Stock-Based Compensation

The Company measures compensation cost for stock-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The Company uses the Black-Scholes option-pricing model, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company’s common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to approximate the number of options that will be forfeited prior to completing their vesting requirement (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates; such amounts are recorded as a cumulative adjustment in the period estimates are revised.

Impact of Inflation

Inflation as measured by consumer price indices has continued at a low level in most of the countries in which the Company operates, except for Venezuela.

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

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR based floating obligation into a fixed obligation for $200.0 million for 2009 and $100.0 million for 2010. The Company paid a weighted average rate of about 2.2 percent on the $200.0 million for 2009 and will pay 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of December 26, 2009.

The above interest rate swaps entered into in 2007 and 2008, effectively fixed the interest rates on the entire outstanding debt balance. The Company does pay a variable rate on its LIBOR-based revolver borrowings, although if short-term interest rates varied by 10 percent with all other variables remaining constant, the Company’s annual interest expense would not be significantly impacted.

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

Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges with these instruments certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecasted purchases. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year ended December 26, 2009, the cash flow impact of these currency hedges was an inflow of $12.7 million, while in 2008 it was an outflow of $30.8 million.

The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of December 26, 2009 were to sell Mexican pesos $57.8 million; Swiss francs $8.1 million; and Polish zloty $7.7 million and to buy U.S. dollars $96.9 million; Malaysian ringgit $10.1 million; and euro $8.5 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of December 26, 2009, the Company was in a net payable position of approximately $1.1 million related to its currency hedges, which upon settlement could have a significant impact on the Company’s cash flow. The Company records the impact of forward points in net interest expense.

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

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products and the Company currently estimates that it will include in 2010 cost of sales about $120 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $12 million compared with the prior year. For 2009, the Company estimates its cost of sales of the Tupperware® products it produced was positively impacted by about $15 million in local currency due to resin cost changes as compared with 2008. For the full year of 2010, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $7 million on a local currency basis due to resin cost changes as compared with 2009. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin prices is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is also exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program has been negatively impacted by the drivers and ramifications of the credit crisis and real estate market conditions in the United States which has delayed the completion of this program.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulations of materials used in products coming into contact with food (e.g. polycarbonate) as well as cosmetics and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•

the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

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

The Company does not intend to update forward-looking information other than in its quarterly earnings releases unless it expects diluted earnings per share for the current quarter, excluding adjustment items, and the impact of changes in foreign exchange rates, to be significantly below its previous guidance.

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

Item 8.	Financial Statements and Supplementary Data

Tupperware Brands Corporation

Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 26, 2009	December 27, 2008	December 29, 2007
Net sales	$2,127.5	$2,161.8	$1,981.4
Cost of products sold	718.5	764.1	695.4

Gross margin	1,409.0	1,397.7	1,286.0
Delivery, sales and administrative expense	1,119.1	1,161.0	1,083.4
Re-engineering and impairment charges, net	8.0	9.0	9.0
Impairment of goodwill and intangible assets	28.1	9.0	11.3
Gains on disposal of assets including insurance recoveries, net	21.9	24.9	11.8

Operating income	275.7	243.6	194.1
Interest income	2.9	4.8	3.8
Interest expense	31.6	41.7	53.0
Other expense	9.9	4.8	3.5

Income before income taxes	237.1	201.9	141.4
Provision for income taxes	62.0	40.5	24.5

Net income	$175.1	$161.4	$116.9

Basic earnings per common share	$2.80	$2.61	$1.90

Diluted earnings per common share	$2.75	$2.55	$1.86

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Balance Sheets

(In millions, except share amounts)	December 26, 2009	December 27, 2008
ASSETS
Cash and cash equivalents	$112.4	$124.8
Accounts receivable, less allowances of $32.8 million in 2009 and $27.4 million in 2008	181.0	163.6
Inventories	265.5	277.3
Deferred income tax benefits, net	71.5	62.1
Non-trade amounts receivable, net	41.0	52.2
Prepaid expenses and other current assets	25.4	23.8

Total current assets	696.8	703.8

Deferred income tax benefits, net	335.7	323.9
Property, plant and equipment, net	254.6	245.4
Long-term receivables, less allowances of $17.1 million in 2009 and $19.9 million in 2008	22.6	26.3
Trademarks and tradenames	163.6	171.2
Other intangible assets, net	13.6	17.9
Goodwill	275.5	276.1
Other assets, net	32.9	25.2

Total assets	$1,795.3	$1,789.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$140.7	$154.0
Short-term borrowings and current portion of long-term debt and capital lease obligations	1.9	3.8
Accrued liabilities	317.9	293.7

Total current liabilities	460.5	451.5

Long-term debt and capital lease obligations	426.2	567.4
Other liabilities	270.9	296.9
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 and 62,367,289 shares issued in 2009 and 2008, respectively	0.6	0.6
Paid-in capital	91.1	56.4
Retained earnings	836.1	743.2
Treasury stock 552,463 and 66,851 shares in 2009 and 2008, respectively, at cost	(26.8)	(1.6)
Accumulated other comprehensive loss	(263.3)	(324.6)

Total shareholders’ equity	637.7	474.0

Total liabilities and shareholders’ equity	$1,795.3	$1,789.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income (Loss)
(In millions)	Shares	Dollars	Shares	Dollars
December 30, 2006	62.4	$0.6	1.8	($46.1)	$26.2	($3.3)	$613.9	($190.8)	$400.5
Net income							116.9		116.9	$116.9
Other comprehensive income (loss):
Foreign currency translation adjustments								47.9	47.9	47.9
Net deferred losses on cash flow hedges, net of tax benefit of $3.2 million								(5.6)	(5.6)	(5.6)
Pension and post retirement costs, net of tax provision of $0.6 million								2.4	2.4	2.4

Comprehensive income										$161.6

Cash dividends declared ($0.88 per share)							(54.0)		(54.0)
Settlements of subscriptions receivable						1.0			1.0
Repurchase of common stock			1.4	(41.6)					(41.6)
Cumulative effective of change in accounting principle related to uncertain tax positions							(2.2)		(2.2)
Income tax benefit from stock and option awards					5.5				5.5
Stock and options issued for incentive plans			(2.4)	61.6	7.1		(16.8)		51.9

December 29, 2007	62.4	$0.6	0.8	($26.1)	$38.8	($2.3)	$657.8	($146.1)	$522.7

Net income							161.4		161.4	$161.4
Other comprehensive income (loss):
Foreign currency translation adjustments								(151.3)	(151.3)	(151.3)
Net deferred losses on cash flow hedges, net of tax benefit of $8.1 million								(14.3)	(14.3)	(14.3)
Pension and post retirement costs, net of tax benefit of $3.4 million								(12.9)	(12.9)	(12.9)

Comprehensive loss										($17.1)

Cash dividends declared ($0.88 per share)							(54.6)		(54.6)
Settlements of subscriptions receivable						2.3			2.3
Repurchase of common stock			0.6	(22.7)					(22.7)
Income tax benefit from stock and option awards					9.4				9.4
Modification of stock awards					1.6				1.6
Stock and options issued for incentive plans			(1.3)	47.2	6.6		(21.4)		32.4

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income—(Continued)

	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income (Loss)
(In millions)	Shares	Dollars	Shares	Dollars
December 27, 2008	62.4	$0.6	0.1	($1.6)	$56.4	$—	$743.2	($324.6)	$474.0

Net income							175.1		175.1	$175.1
Other comprehensive income:
Foreign currency translation adjustments								57.5	57.5	57.5
Net deferred gains on cash flow hedges, net of tax provision of $1.8 million								3.3	3.3	3.3
Pension and post retirement costs, net of tax provision of $0.3 million								0.5	0.5	0.5

Comprehensive income										$236.4

Cash dividends declared ($0.91 per share)							(57.8)		(57.8)
Repurchase of common stock			1.8	(77.0)					(77.0)
Income tax benefit from stock and option awards					16.2				16.2
Stock and options issued for incentive plans	1.2		(1.3)	51.8	18.5		(24.4)		45.9

December 26, 2009	63.6	$0.6	0.6	$(26.8)	$91.1	$—	$836.1	$(263.3)	$637.7

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 26, 2009	December 27, 2008	December 29, 2007
Operating activities:
Net income	$175.1	$161.4	$116.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.7	60.6	63.5
Equity compensation	13.2	8.5	7.6
Unrealized foreign exchange losses	3.9	—	0.1
Amortization and write off of deferred debt costs	1.2	1.0	8.7
Net gains on disposal of assets, including insurance recoveries	(21.9)	(24.9)	(13.2)
Provision for bad debts	7.9	9.1	14.2
Write-down of inventories	16.2	13.8	10.4
Non-cash impact of re-engineering and impairment costs	30.2	10.1	14.5
Net change in deferred income taxes	(16.3)	(19.8)	(11.7)
Excess tax benefits from share-based payment arrangements	(14.7)	(8.2)	(2.2)
Changes in assets and liabilities:
Accounts and notes receivable	(23.0)	(11.9)	(15.4)
Inventories	4.2	(51.3)	(36.9)
Non-trade amounts receivable	(7.9)	2.2	(1.7)
Prepaid expenses	1.1	5.2	(1.6)
Other assets	2.2	0.9	3.2
Accounts payable and accrued liabilities	21.8	0.6	31.4
Income taxes payable	(6.9)	(10.2)	(16.5)
Other liabilities	0.2	(4.4)	1.6
Proceeds from insurance recoveries, net of costs	—	19.5	—
Net cash impact from hedging activity	12.7	(30.8)	4.3
Other	—	(0.4)	0.2

Net cash provided by operating activities	250.9	131.0	177.4
Investing activities:
Capital expenditures	(46.4)	(54.4)	(50.3)
Proceeds from disposal of property, plant and equipment	8.8	6.5	17.9
Proceeds from insurance recoveries	10.7	8.8	7.4

Net cash used in investing activities	(26.9)	(39.1)	(25.0)
Financing activities:
Dividend payments to shareholders	(55.0)	(54.4)	(53.8)
Proceeds from exercise of stock options	39.4	24.6	45.3
Proceeds from payments of subscriptions receivable	—	1.8	0.3
Repurchase of common stock	(83.2)	(22.7)	(41.6)
Proceeds from issuance of term debt	—	—	597.1
Repayment of long-term debt and capital lease obligations	(141.8)	(21.5)	(704.2)
Net change in short-term debt	(1.9)	(2.5)	(0.9)
Excess tax benefits from share-based payment arrangements	14.7	8.2	2.2

Net cash used in financing activities	(227.8)	(66.5)	(155.6)

Effect of exchange rate changes on cash and cash equivalents	(8.6)	(3.3)	3.7

Net change in cash and cash equivalents	(12.4)	22.1	0.5
Cash and cash equivalents at beginning of year	124.8	102.7	102.2

Cash and cash equivalents at end of year	$112.4	$124.8	$102.7

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands or the Company). All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2009, 2008 and 2007 fiscal years contain 52 weeks.

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

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 26, 2009 and December 27, 2008, $20.2 million and $23.1 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit, or similar instruments.

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

Inventories. Inventories are valued at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Domestically produced Tupperware inventories, approximately three percent of consolidated inventories for both December 26, 2009 and December 27, 2008, respectively, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $1.5 million higher at the end of both 2009 and 2008. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected selling price is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or expected pricing is less than projected by management, additional write-downs may be required.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years beginning when the software is placed in service. Net unamortized costs included in property, plant and equipment were $10.4 million and $11.4 million at December 26, 2009 and December 27, 2008 respectively. Amortization cost related to internal use software development costs totaled $3.4 million, $3.9 million and $4.9 million in 2009, 2008 and 2007, respectively.

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

Depreciation expense was $43.2 million, $47.7 million and $45.0 million in 2009, 2008 and 2007, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments of property, plant and equipment are discussed further in Note 2 to the Consolidated Financial Statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.

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

The valuation of goodwill is dependent upon the estimated fair market value of BeautiControl’s operations both in North America and internationally, and the operations of the Acquired Units businesses which include five individual reporting units. Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company’s Consolidated Financial Statements at December 26, 2009 and December 27, 2008 are primarily related to the Acquisition in December 2005. The weighted average estimated useful lives of the Company’s intangible assets are as follows:

Weighted Average Useful Life
Trademarks and tradenames	Indefinite
Sales force relationships—single level	6 – 8 years
Sales force relationships—multi tier	10 – 12 years
Acquired proprietary product formulations	3 years

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

The Company’s definite lived intangible assets consist of the value of the acquired independent sales force and product formulations. The Company amortizes project formulas over a straight line basis and as of December 26, 2009, the amount from the Acquisition was fully amortized. The sales force is amortized to reflect the estimated turnover rates of the sales force acquired and is included in DS&A on the Consolidated Statements of Income.

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

A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded in that meeting one level may result in receiving a piece of jewelry with higher achievement resulting in more valuable prizes such as a television set or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded and they would take on additional responsibilities for recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers such as scheduling parties, increasing the number of sales force members, holding parties or increasing end consumer attendance at parties may also be the focus of a program.

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

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Promotional expenses included in DS&A expense totaled $357.1 million, $373.8 million and $341.9 million in 2009, 2008 and 2007, respectively.

Like promotional accruals, other accruals are recorded at the time when the liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

Revenue Recognition. Revenue is recognized when goods are shipped to customers, the price is fixed, the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force and when collection is reasonably assured. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs, and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The distribution costs included in DS&A expense in 2009, 2008 and 2007 were $124.0 million, $128.5 million and $111.9 million respectively.

Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $17.9 million, $16.4 million and $14.4 million in 2009, 2008 and 2007, respectively. Research and development costs totaled $18.0 million, $18.7 million and $17.6 million, in 2009, 2008 and 2007, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.

Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 15 to the Consolidated Financial Statements. The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock and restricted stock units granted to directors and employees.

Compensation cost for share-based awards are recorded straight line over the required service period. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and expected life. Prior to 2008, the Company used the simplified method as allowed under SEC Staff Accounting Bulletin No. 107 (SAB 107) to calculate the term of its stock options for purposes of the Black-Scholes valuation. SAB 107 only allowed the simplified method to be used until December 31, 2007. As a result, the Company reviewed the exercise history of all employees who had received stock options concluding that a 6 year term was appropriate; however in 2008, the Company decided to grant options primarily to officers of the Company compared with previous periods where options were granted to both officers and non-officer employees. The Company reviewed the exercise history of the 2008 option grantees and concluded 8 years was appropriate, as this specific group historically has held their options longer compared with all employees as a group, and this pattern was expected to continue. Since 2008, non-officer employees have been granted mainly restricted stock or restricted stock units.

Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company’s common stock on the date of grant and is recorded pro rata over the required service period. For those restricted stock grants with performance criteria, the expense is recorded based on an assessment of achieving the criteria.

Current guidance governing share based payments requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow. For 2009, 2008 and 2007 the Company generated $14.7 million, $8.2 million and $2.2 million of excess cash benefits from option exercises, respectively.

In January 2009, the terms of the then-outstanding stock options were modified to allow employees to net share settle when exercising their stock options. This modification of the awards had no material impact.

Accounting for Asset Retirement Obligations. In March 2005, guidance addressing asset retirement obligations was issued by the Financial Accounting Standards Board (FASB). This guidance refers to a company’s legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. In the fourth quarter of 2005, the Company recognized a liability for the fair market value of conditional future obligations associated with environmental issues at its manufacturing facilities in Belgium and the United States that the Company will be required to remedy at some future date, when these assets are retired. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material for 2009, 2008 and 2007 and is not expected to be material in the future.

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

In 2007 and 2006, the FASB issued interpretation guidance addressing uncertain tax positions. This guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company adopted this guidance in 2007 which resulted in a $2.2 million increase to reserves for uncertain tax positions with a corresponding decrease in the opening retained earnings balance.

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

On December 28, 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for 2009 was computed in accordance with this guidance. The prior periods were retrospectively adjusted, resulting in a $0.01 reduction in the 2008 basic and diluted earnings per share and the 2007 diluted earnings per share. The 2007 basic earnings per share was reduced by $0.02. The Company had 0.2 million, 0.4 million and 0.5 million unvested share-based payment awards outstanding in 2009, 2008 and 2007, respectively, which were classified as participating securities under this guidance.

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

The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	2009	2008	2007
Net income	$175.1	$161.4	$116.9
Less dividends declared:
To common shareholders	57.5	54.2	53.6
To participating security holders	0.2	0.3	0.4

Total undistributed earnings	117.4	106.9	62.9

Undistributed earnings to common shareholders	117.1	106.2	62.4
Undistributed earnings to participating security holders	0.3	0.7	0.5
Net income available to common shareholders for basic and diluted earnings per share	174.6	160.4	116.0

Weighted-average shares of common stock outstanding	62.4	61.6	60.9
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	1.0	1.4	1.6

Weighted-average common and common equivalent shares outstanding	63.4	63.0	62.5

Basic earnings per share	$2.80	$2.61	$1.90

Diluted earnings per share	$2.75	$2.55	$1.86

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.7	1.1	0.6

Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in value is reported either in earnings or initially in other comprehensive income. Gains or losses that are reported in other comprehensive income eventually are recognized in earnings; with the timing of this recognition governed by Derivative and Hedging guidance.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, forecasted purchases, certain intercompany loan transactions and the value of international cash flows. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders’ equity as a component of comprehensive income. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency forecasted purchases are deferred and included in the measurement of the related foreign currency transaction. The Company utilizes interest rate swap agreements to convert a portion of its floating rate U.S. dollar long-term debt to fixed rate U.S. dollar debt. Changes in the fair value of the swaps resulting from changes in market interest rates are recorded as a component of other comprehensive income. See Note 8 to the Consolidated Financial Statements.

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

The Venezuelan government has instituted controls that fix the exchange rate between the bolivar and the U.S. dollar and require approval of all exchanges at the official rate. Prior to 2010, this official rate has remained steady despite significant inflation over the last few years. The exemptions provided by Venezuela’s Criminal Exchange Law for transactions in certain securities has resulted in the establishment of a legal indirect “parallel” market of foreign currency exchange, through which companies may obtain foreign currency without requesting it from the government. The exchange rate in the parallel market (parallel rate) is variable and was about 65 percent less favorable in 2009 when compared with the official rate. The Company has made applications to transfer funds at the official rate for the remittance of dividends; however, due to the exchange controls in place and delays in the approval process, the Company has not been successful in remitting these dividends at the official rate. In light of the ongoing currency exchange control limitations in Venezuela and the increasing cash balance in the Company’s Venezuelan subsidiary reflecting its favorable operating cash flow, the Company began to settle certain of its U.S. dollar-denominated liabilities with dollars obtained through the parallel market at an exchange rate less favorable than the official rate. In the third quarter of 2009, the Company recorded a $4.9 million pretax foreign exchange loss to convert Venezuelan bolivars generated by its business to U.S. dollars at this parallel rate. It is the Company’s expectation to continue to settle these U.S. dollar-denominated liabilities through the parallel market in order to access the cash generated by the business. Historically, the Company has utilized the official rate for translation of its Venezuelan subsidiary from the bolivar to the U.S. dollar. In December 2009, the Company considered its past and continued intent to use the parallel rate to settle its U.S. dollar-denominated liabilities and the fact that the Company no longer expects to remit dividends at the official rate. In view of these facts and circumstances existing, the Company determined that effective December 26, 2009, it would use the parallel rate to translate the operations of the Venezuelan subsidiary. As a result of this decision, the Company recorded a pretax loss of $3.5 million related to remeasuring the non-Venezuelan bolivar denominated balances as of year end 2009. On January 8, 2010, the Venezuelan government announced its intention to devalue its currency (bolivar) and move to a two tier exchange structure. Although no official rules have yet been issued, the official exchange rate is expected to move from 2.15 to 2.60 for essential goods and 4.30 for non-essential goods and services. Tupperware's products are expected to fall into the non-essential classification. This change did not have an impact on the Consolidated Financial Statements for 2009 or the Company’s decision to use the parallel rate for translation purposes.

Inflation in Venezuela has been at relatively high levels over the past few years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Venezuela. This blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009 and as such, the Company will transition to highly inflationary status at the beginning of its 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the end of 2009, the Company had approximately $5 million of net monetary assets in Venezuela, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar. In 2009, the Company had $60.1 million of sales in Venezuela, stated at the official exchange rate that existed throughout the year, and produced pretax profit in Venezuela of $12.4 million at that rate, before the $8.4 million cost described above for converting bolivars to U.S. dollars and remeasuring the year end 2009 balance sheet at the parallel rate.

Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

New Accounting Pronouncements. In April 2009, the FASB issued an amendment to the accounting rules for business combinations which addressed the initial recognition, measurement and subsequent accounting for assets and liabilities arising from contingencies in such transactions, and requires that such assets acquired or liabilities assumed be initially recognized at fair value at the acquisition date if fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the asset acquired or liability assumed arising from a contingency is recognized only if certain criteria are met. This guidance also requires that a systematic and rational basis for subsequently measuring and accounting for the assets or liabilities be developed depending on their nature. The Company does not anticipate that the adoption of this amendment will have a material impact on its Consolidated Financial Statements, absent any future material business combinations.

In May 2009, the FASB issued guidance with regard to the accounting for and disclosure of subsequent events. This new guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. This standard provides largely the same guidance on subsequent events which previously existed only in auditing literature. The guidance was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements. Subsequent events were evaluated by the Company as of February 23, 2010, the date at which the Consolidated Financial Statements were issued.

In June 2009, the FASB issued an amendment to existing accounting guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, this guidance eliminates the concept of a qualifying special-purpose entity (QSPE), creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This amendment will be effective as of the beginning of annual reporting periods that begin after November 15, 2009, which for the Company will be the beginning of its 2010 fiscal year. The Company does not anticipate that the adoption of this amendment will have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company will adopt this amendment at the beginning of its 2010 fiscal year and does not anticipate this amendment will have a material impact on its Consolidated Financial Statements.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which amends the Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company will adopt this standard at the beginning of its 2010 fiscal year and does not anticipate that the adoption of this statement will significantly impact its Consolidated Financial Statement footnote disclosures.

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

Note 2: Re-engineering Costs

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2009	2008	2007
Severance	$5.2	$7.1	$3.4
Asset impairment/facility moving costs	2.8	1.9	5.6

Total re-engineering and impairment charges	$8.0	$9.0	$9.0

The Company recorded $8.0 million in re-engineering and impairment charges for 2009 primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl, France, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $2.1 million related to the impairment of software and property, plant and equipment and $0.7 million of costs associated with the relocation of certain manufacturing facilities.

In 2008, the Company recorded $7.1 million in severance cost related to headcount reductions primarily in BeautiControl, France and Germany. The Company incurred re-engineering costs of $0.8 million for moving the Company’s BeautiControl North America and Belgian manufacturing facilities to new locations. The Company also recorded costs of $0.9 million for impairment charges for obsolete software in the South Africa beauty business, as well as various machinery and equipment in other manufacturing units. In 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business in Brazil. As a result of this decision, the Company recorded a $0.2 million charge relating to the impairment of property, plant and equipment.

In 2007, the Company recorded $3.4 million in severance cost related to headcount reductions totaling 80 positions in Australia, France, Japan, Mexico, the Netherlands, the Philippines, Switzerland, Thailand and Uruguay. The majority of the severance costs were from the consolidation of certain operations in Australia, France, Japan and the Netherlands. In 2007, $1.2 million in re-engineering charges were recorded associated with moving the Company’s BeautiControl North America manufacturing facility in Texas into a new facility located nearby. The purpose of the move was to provide a more efficient manufacturing layout, as well as capacity for continued growth. Lease and related costs, which were still due on the former BeautiControl manufacturing facility, were also included in the re-engineering charges, net of expected sub-lease income. In the fourth quarter of 2007, the Company incurred re-engineering costs of $0.8 million in relocating its Belgian manufacturing operations to a newly built facility. The Company also recorded $3.6 million in impairment charges primarily related to its BeautiControl, Japanese and South Carolina manufacturing and distribution operations. These impairment charges related to assets that are no longer being utilized and where the value was estimated to be lower than the assets’ carrying values.

Pretax costs incurred in connection with the re-engineering program included above and allocated to cost of products sold and DS&A were as follows:

(In millions)	2009	2008	2007
Re-engineering and impairment charges	$8.0	$9.0	$9.0
Delivery, sales and administrative	—	1.1	—
Cost of products sold	—	1.8	—

Total pretax re-engineering costs	$8.0	$11.9	$9.0

In 2008, the amounts in cost of products sold and delivery, selling and administrative expense were recorded in connection with the decision to sell beauty products through the Tupperware sales force in Brazil.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of December 26, 2009, December 27, 2008 and December 29, 2007 were as follows:

(In millions)	2009	2008	2007
Beginning balance	$2.2	$2.3	$0.6
Provision	8.0	9.0	9.0
Cash expenditures:
Severance	(5.4)	(6.2)	(3.5)
Other	(1.2)	(1.8)	(0.2)
Non-cash asset impairments	(2.1)	(1.1)	(3.6)

Ending Balance	$1.5	$2.2	$2.3

The remaining balance of the accrual relates primarily to severance payments expected to be made in several units by the end of 2010.

Note 3: Inventories

(In millions)	2009	2008
Finished goods	$182.4	$197.3
Work in process	19.6	18.3
Raw materials and supplies	63.5	61.7

Total inventories	$265.5	$277.3

Note 4: Property, Plant and Equipment

(In millions)	2009	2008
Land	$50.4	$40.2
Buildings and improvements	205.5	198.9
Molds	576.5	561.6
Production equipment	291.0	271.1
Distribution equipment	49.0	37.0
Computer/telecom equipment	60.8	57.3
Furniture and fixtures	20.8	20.0
Capitalized software	54.0	50.2
Construction in progress	12.5	19.9

Total property, plant and equipment Less accumulated depreciation	1,320.5 (1,065.9)	1,256.2 (1,010.8)

Property, plant and equipment, net	$254.6	$245.4

Note 5: Accrued Liabilities

(In millions)	2009	2008
Income taxes payable	$15.3	$18.1
Compensation and employee benefits	96.8	80.0
Advertising and promotion	70.6	58.6
Taxes other than income taxes	20.6	20.6
Pensions	3.5	2.2
Post-retirement benefit	3.5	3.7
Dividends payable	15.7	13.6
Foreign currency and interest rate swap contracts	18.8	38.5
Other	73.1	58.4

Total accrued liabilities	$317.9	$293.7

(In millions)	2009	2008
Post-retirement benefit	$34.9	$37.1
Pensions	107.5	105.6
Income taxes	28.8	26.1
Long-term deferred income tax	48.9	67.5
Long-term interest rate swap contracts	26.6	34.2
Other	24.2	26.4

Total other liabilities	$270.9	$296.9

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

In prior years, the Company recorded impairments related to its Nutrimetics and NaturCare businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. Although some improvements had been made in these businesses, the rates of growth of sales, profit and cash flow of the Nutrimetics and NaturCare businesses in the second quarter of 2009 were below the Company’s projections used in its previous valuations, as was the forecast for growth in future periods. In the second quarter of 2009, the Company also noted that financial results for the South African beauty business were not meeting the projections used in the 2008 valuation. Given the sensitivity of the valuation to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reducing future forecasts in these units to reflect recent performance including the impact of the external environment. The result of the interim impairment tests was to record a $10.1 million impairment to the Nutrimetics tradename, a $4.2 million impairment to the NaturCare tradename and a $2.0 million impairment to the Avroy Shlain tradename. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units. In the third quarter of 2009, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter, noting no further impairment. In 2008, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. In 2007, the Company recorded an impairment to the Nutrimetics tradename and goodwill of $11.3 million.

Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant 2009 assumptions for these forecasts include annual revenue growth rates ranging from 1 percent to 13 percent with an average growth rate of 6.6 percent. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units in 2009, the Company applied discount rates to its reporting units’ projected cash flows ranging from 11 to 24 percent. The discount rate at the high end of this range was for the South African and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.

The fair value of the Company’s tradenames was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 4.75 percent was used in 2009. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 14 to 28 percent, and revenue growth ranging from 1 to 13 percent, with an average growth rate of 6.6 percent and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing the goodwill, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as revenue generated in the Company’s Argentina, Philippines, South Africa and Uruguay markets under the Fuller, Avroy Shlain, Swissgarde and Nuvo tradenames.

With the 2009 goodwill impairments recorded for the Nutrimetics and South African reporting units, these units are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics, Avroy Shlain and NaturCare tradename values as the fair value in these cases was set equal to carrying value in the second quarter of 2009. The fair value of the Fuller Mexico, NaturCare and BeautiControl reporting units and the Nuvo and Swissgarde trade names exceeded the carrying value by over 60 percent at the last valuation date resulting in a lower risk that these assets could be impaired in future periods. The fair value of the Fuller tradename exceeded its carrying value by over 30 percent making future impairments less likely to occur. The Company’s Fuller Latin America reporting unit only showed an excess of 9 percent over carrying value, which could indicate a higher risk of future impairments. This reporting unit had $14.2 million of goodwill as of December 26, 2009. Given the sensitivity of the valuation to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. A decline in the forecasted results of the Company’s business plan or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. For instance, a 100 basis point increase in the discount rate or a 10 percent decrease in the overall cash flow assumptions could result in an additional impairment charge of about $8 million, of which $5 million would relate to Nutrimetics. Further impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairments, net of tax, arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant. Since July 1, 2007, the Company has recognized cumulative impairment charges related to goodwill and intangible assets of $46.1 million, net of tax. However, as laid out in Note 7 as of December 26, 2009, the Company’s adjusted net worth under its debt covenants exceed its required net worth by $166.9 million.

The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 26, 2009 and December 27, 2008:

(in millions)	Europe	Asia Pacific	Beauty North America	Beauty Other	TW North America	Total
Gross goodwill balance at December 29, 2007	$15.6	$26.5	$178.4	$76.0	$16.3	$312.8
Effect of changes in exchange rates	(4.4)	6.7	(24.7)	(8.4)	—	(30.8)

Gross goodwill balance at December 27, 2008	11.2	33.2	153.7	67.6	16.3	282.0
Effect of changes in exchange rates	2.8	(0.3)	1.9	6.8	—	11.2

Gross goodwill balance at December 26, 2009	$14.0	$32.9	$155.6	$74.4	$16.3	$293.2

(in millions)	Europe	Asia Pacific	Beauty North America	Beauty Other	TW North America	Total
Accumulated impairment balance at December 29, 2007	$—	$—	$—	$5.9	$—	$5.9
Goodwill impairment	—	—	—	—	—	—

Accumulated impairment balance at December 27, 2008	—	—	—	5.9	—	5.9
Goodwill impairment	3.2	—	—	8.6	—	11.8

Accumulated impairment balance at December 26, 2009	$3.2	$—	$—	$14.5	$—	$17.7

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, were as follows:

	December 26, 2009
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$163.6	$—	$163.6
Sales force relationships—single level	28.6	22.5	6.1
Sales force relationships—multi tier	33.9	26.4	7.5
Acquired proprietary product formulations	3.8	3.8	—

Total intangible assets	$229.9	$52.7	$177.2

	December 27, 2008
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$171.2	$—	$171.2
Sales force relationships—single level	27.9	19.5	8.4
Sales force relationships—multi tier	31.0	21.5	9.5
Acquired proprietary product formulations	3.3	3.3	—

Total intangible assets	$233.4	$44.3	$189.1

A summary of the identifiable intangible asset account activity is as follows:

	Year Ending
(in millions)	December 26, 2009	December 27, 2008
Beginning Balance	$233.4	$272.6
Impairment of tradenames	(16.3)	(9.0)
Effect of changes in exchange rates	12.8	(30.2)

Ending Balance	$229.9	$233.4

Amortization expense was $5.1 million, $9.0 million and $13.6 million in 2009, 2008 and 2007, respectively. The estimated annual amortization expense associated with the above intangibles for each of the five succeeding years is $3.6 million, $2.5 million, $1.9 million, $1.3 million and $1.0 million, respectively.

Note 7: Financing Obligations

Debt Obligations

Debt obligations consisted of the following:

(In millions)	2009	2008
2007 term loan facility due 2012	$405.0	$545.0
Belgium facility capital lease	22.0	22.7
Other	1.1	3.5

	428.1	571.2
Less current portion	(1.9)	(3.8)

Long-term debt	$426.2	$567.4

(Dollars in millions)	2009	2008
Total short-term borrowings at year-end	$—	$—
Weighted average interest rate at year-end	na	na
Average short-term borrowings during the year	$78.4	$84.5
Weighted average interest rate for the year	1.7%	4.9%
Maximum short-term borrowings during the year	$135.0	$128.8

The average borrowings and weighted average interest rates were determined using month-end borrowings and the interest rates applicable to them. As of December 26, 2009, the Company had no amounts outstanding under its $200 million revolving credit facility.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005, which was obtained in conjunction with the closing of the Acquisition. Quarterly principal payments of $1.5 million are due on the term loans beginning June 2008 with any remaining principal due in September 2012; however, the agreement permits the Company to omit the quarterly payments if certain prepayments have been made during the previous four quarters. The Company made such optional principal prepayments in 2009 and 2008 totaling $140.0 million and $16.7 million, respectively. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings under the revolving credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 0.625 percent to 1.25 percent and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. Although the 2007 Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. As of December 26, 2009, the Company has interest rate swap agreements that fix its entire outstanding term loan. The swap agreements combined with the contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of December 26, 2009, gave the Company an all-in effective rate of about 4.5 percent as of December 26, 2009. As a result of terminating the previous credit agreement in September 2007, $6.1 million in deferred debt fees and gains were written off and included in interest expense for the year ended December 29, 2007.

At December 26, 2009, the Company had $312.7 million of unused lines of credit, including $198.9 million under the committed, secured $200 million revolving line of credit and $113.8 million available under various uncommitted lines around the world. One credit facility in Australia required the Company to grant to the lender a lien on certain real estate located in Australia. This line of credit totals $3.5 million, and is included in the unused uncommitted lines of credit noted above. The real estate used to secure this line of credit had a book value of $6.8 million at the end of 2009. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. Interest paid on total debt in 2009, 2008, and 2007 was $32.6 million, $27.7 million and $52.9 million, respectively.

Contractual maturities for long-term obligations at December 26, 2009 are summarized by year as follows (in millions):

Year ending:	Amount
December 25, 2010	$1.9
December 31, 2011	1.8
December 29, 2012	406.7
December 28, 2013	1.4
December 27, 2014	1.4
Thereafter	14.9

Total	$428.1

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

The Company’s fixed charge ratio is required to be in excess of 1.40 through the end of the third quarter of 2010 and in excess of 1.50 thereafter. The leverage ratio must be below 2.50. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios as of and for the 12 months ended December 26, 2009 were 2.45 and 1.25, respectively.

The adjusted net worth requirement was $505.1 million as of December 26, 2009. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, adjusted to eliminate up to $75 million of goodwill and intangible asset impairment charges recorded after July 1, 2007, net of tax. There is no adjustment for losses. The Company’s adjusted consolidated net worth at December 26, 2009 was $672.0 million.

Adjusted net worth (in millions)	As of December 26, 2009
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	273.9
Plus net increase from equity issuances, certain share repurchase, etc.	8.9
Less reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007	(46.1)

Adjusted net worth required	$505.1

Company’s adjusted net worth:
Total shareholders’ equity as of December 26, 2009	$637.7
Plus reductions resulting from foreign currency translation adjustments since year end 2005	24.7
Less increases resulting from tax benefit of employee stock option exercises	(31.1)
Plus reduction resulting from cash flow hedges since year end 2005	16.0
Plus reduction resulting from pension and post retirement adjustments	22.5
Plus reduction resulting from change in accounting principle related to uncertain tax positions	2.2

Adjusted net worth	$672.0

12 months ended December 26, 2009
Adjusted covenant earnings:
Net income	$175.1
Add:
Depreciation and amortization	51.7
Gross interest expense	31.6
Provision for income taxes	62.0
Pretax non-cash re-engineering and impairment charges	30.2
Equity compensation	13.2
Deduct:
Gains on land sales, insurance recoveries, etc.	21.9

Total adjusted covenant earnings	$341.9

Gross interest expense	$31.6
Less amortization and write off of deferred debt costs	1.2

Equals cash interest	$30.4

Capital expenditures	$46.4
Less amount excluded per agreement	8.6

Equals adjusted capital expenditures	$37.8

12 months ended December 26, 2009
Fixed charge coverage ratio:
Adjusted covenant earnings	$341.9
Less:
Adjusted capital expenditures	37.8
Cash taxes paid	85.2

Subtotal	$218.9
Divided by sum of:
Scheduled debt payments	$3.8
Dividends and restricted payments	55.0
Cash interest	30.4

Subtotal	$89.2

Fixed charge coverage ratio	2.45

Consolidated total debt	$428.1
Divided by adjusted covenant earnings	$341.9
Leverage ratio	1.25

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

Following is a summary of all capital lease obligations at December 26, 2009:

(in millions)	December 26, 2009	December 27, 2008
Gross payments	$29.2	$30.8
Less imputed interest	7.2	8.1

Total capital lease obligation	22.0	22.7
Less current maturity	1.5	1.3

Capital lease obligation—long-term portion	$20.5	$21.4

Note 8: Derivative Financial Instruments

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense, and which were a pretax gain of $1.6 million in 2009.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from forecasted purchases, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the year in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. As of December 26, 2009, December 27, 2008 and December 29, 2007, the balance in other comprehensive income, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was $0.8 million, $2.9 million and $0.1 million, respectively. The change in the balance in other comprehensive loss was a net gain (loss) of $(2.1) million, $2.8 million and $0.3 million during the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense, and which were a pretax loss of $2.6 million for 2009.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the years ended 2009, 2008 and 2007, the Company recorded gains (losses) associated with these hedges of $(9.4) million, $10.2 million and $(13.2) million, respectively, in other comprehensive loss, net of tax. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense, and which were a pretax loss of $4.0 million for 2009.

While the Company’s net equity and fair value hedges mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year ended December 26, 2009, the cash flow impact of these currency hedges was an inflow of $12.7 million.

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of December 26, 2009 and December 27, 2008. Some amounts are between two foreign currencies:

Forward Contracts	2009		2008
(in millions)	Buy	Sell	Buy	Sell
U.S. dollars	$96.9		$141.2
Malaysian ringgit	10.1		3.4
Euro	8.5			$45.1
South Korean won	4.1		1.1
New Zealand dollars	3.2		6.7
Danish krona	1.0		3.1
Singapore dollars	0.3		0.4
South African rand	0.2			4.3
Mexican peso		$57.8		14.3
Swiss francs		8.1		15.7
Polish zloty		7.7		9.8
Australian dollars		5.8		5.1
Argentine pesos		5.7		1.8
Philippine pesos		5.5		7.4
Russian ruble		5.2		14.3
Canadian dollars		4.8		8.6
Indonesian rupiah		4.5	6.1
Czech koruna		3.2		1.6
Croatian kuna		2.7		2.4
Brazilian real		2.6	1.4
U.K. pounds		2.4		2.0
Norwegian krona		2.2		1.1
Thai baht		1.9		1.4
Japanese yen		1.7		29.9
Swedish krona		1.4		1.4
Hungarian forint		1.2		—
Indian rupee		0.8		0.7
Uruguayan peso		0.8		—
Lithuanian litas		0.6		1.2
Other currencies (net)		0.5		0.3

	$124.3	$127.1	$163.4	$168.4

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing at December 26, 2009, the Company was in a net payable position of approximately $1.1 million related to its currency hedges.

The Company’s derivative financial instruments at December 26, 2009 and December 27, 2008 consisted solely of the financial instruments summarized above. All of the contracts, with the exception of the interest rate swaps, mature within 18 months. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross currency external payables and receivables, or forecast purchases.

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

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR –based floating obligation into a fixed obligation for $200 million in 2009 and $100.0 million for 2010. The Company paid a weighted average rate of about 2.2 percent on the $200.0 million for 2009 and will pay about 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of December 26, 2009.

The swap agreements combined with the contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of December 26, 2009, gave the Company an all-in effective rate of about 4.5 percent as of December 26, 2009.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $27.9 million ($17.6 million net of tax) and $36.0 million ($23.0 million net of tax) as of December 26, 2009 and December 27, 2008, respectively, which is mainly included as a component of accumulated other comprehensive income. In 2009, the Company made a voluntary payment on its term debt resulting in some interest rate swaps being partially ineffective. As a result, the Company recorded a $0.4 million loss to interest expense on the Consolidated Statement of Income for the year ended December 26, 2009.

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

The following tables summarize the Company’s derivative positions and the impact they have on the Company’s financial position as of December 26, 2009:

Derivatives designated as hedging instruments (in millions)	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$27.9
Foreign exchange contracts	Non-trade amounts receivable	16.3	Accrued liabilities	17.4

Total derivatives designated as hedging instruments		$16.3		$45.3

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s results of operations and comprehensive income for the year ended December 26, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$32.6	Other expense	$(32.8)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$8.5	Interest expense	$—	Interest expense	$(0.4)

Foreign exchange contracts	(0.5)	Cost of products sold and DS&A	4.3	Interest expense	(2.6)

Net equity hedging relationships
Foreign exchange contracts	(14.8)	Other expense	—	Interest expense	(4.0)

The Company’s theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be partially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued losses were $29.0 million, $40.4 million and $22.9 million at December 26, 2009, December 27, 2008 and December 29, 2007, respectively, and were recorded either in accrued liabilities or other assets depending upon the net position of the individual contracts. While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn partially offset by hedges of net equity and other forward contracts. The notional amounts listed in the table above change based upon the Company’s outstanding exposure to fair value fluctuations.

During January 2007, in order to protect the value of a portion of the Company’s euro-based cash flows expected during 2007, the Company purchased a series of put options, giving the Company the right, but not the obligation, to sell 34.1 million euros in exchange for U.S. dollars. The put options, which expired unexercised on various dates in 2007, had a weighted average strike price of about 1.28 dollars per euro. The Company paid premiums for these put options totaling $0.5 million. Although the Company considered these put options to be a hedge of its exposure to changes in the value of the euro, they did not qualify for hedge accounting. Accordingly, the value of the options was marked to market at the end of each quarter of 2007, with the $0.5 million loss in value recorded as a component of other expense. In 2009 and 2008 the Company did not purchase or sell currency put options.

Note 9: Fair Value Measurements

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

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

Some fair value measurements, such as those related to foreign currency forward contracts and interest rate swaps are performed on a recurring basis, while others, such as those related to evaluating goodwill and other intangibles for impairment are performed on a nonrecurring basis.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis as of December 26, 2009

Description of Assets (in millions)	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency derivative contracts	$16.3	$—	$16.3	$—

Description of Liabilities (in millions)	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$27.9	$—	$27.9	$—
Foreign currency derivative contracts	17.4	—	17.4	—

Total	$45.3	$—	$45.3	$—

Assets and Liabilities Recorded at Fair Value on a Recurring Basis as of December 27, 2008

Description of Assets (in millions)	December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$8.4	$8.4	$—	$—
Foreign currency derivative contracts	32.3	—	32.3	—

Total	$40.7	$8.4	$32.3	$—

Description of Liabilities (in millions)	December 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$36.0	$—	$36.0	$—
Foreign currency derivative contracts	36.7	—	36.7	—

Total	$72.7	$—	$72.7	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of December 26, 2009 and December 27, 2008 the Company held foreign currency forward contracts to hedge various currencies which had a net fair value of negative $1.1 million and $4.4 million, respectively, based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 8 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. The Company recorded $0.4 million to interest expense related to ineffective interest rate swap hedges resulting from the Company’s voluntary payment of term debt made in 2009.

Included in the Company’s cash equivalents balance as of December 27, 2008 was $8.4 million in money market funds which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets. These funds were liquidated in 2009 with no amounts outstanding as of December 26, 2009.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

As previously outlined in Note 6 to the Consolidated Financial Statement, the Company recorded goodwill and intangible impairments in the second quarter of 2009. The following table presents information about these assets measured at fair value on a non-recurring basis as of that date (June 27, 2009), and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Intangible assets	$50.1	$—	$—	$50.1
Goodwill	51.5	—	—	51.5

Total	$101.6	$—	$—	$101.6

In accordance with the guidance which addresses goodwill and intangible assets, goodwill allocated to the Nutrimetics and South African beauty reporting units was written down to its implied fair value of $41.5 million and $10.0 million, respectively, during the second quarter ended June 27, 2009. Additionally, intangible assets relating to the Company’s Nutrimetics, NaturCare and Avroy Shlain tradenames were written down to their implied fair value of $23.8 million, $20.0 million and $6.3 million, respectively, during the second quarter ended June 27, 2009. Refer to Note 6 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 26, 2009 and December 27, 2008. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that based on current market conditions the value of that debt was $380 million compared to the carrying value of $405 million at December 26, 2009. The lower fair value results from the difference in the interest rate spread under the 2007 Credit Agreement, which was 62.5 basis points at the end of 2009, versus the interest spread that the Company believes it would have been able to obtain as of December 26, 2009.

Note 10: Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans were outstanding, were applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. During 2008 and 2007 participants surrendered a total of 26,347 and 29,471 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.6 million and $0.7 million, respectively as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $1.8 million and $0.3 million during 2008 and 2007, respectively. Under the terms of the MSPP, if at the scheduled repayment date a loan remained outstanding and the Company’s stock price per share was below the market price when the loan was originated, the Company made cash bonus payments equal to the amount the value of the stock was below its purchase price, up to 25 percent of the outstanding principal on the loan then due. For 2008 and 2007 the cash bonus payments made under the plan were not material. For each share purchased, an option on two shares was granted under the 2000 Incentive Plan. See Note 15 to the Consolidated Financial Statements. The outstanding loans were recorded as subscriptions receivable and were secured by the shares purchased. As of the end of 2008, all principal had been paid. No further loans or sales of stock are being made under this Plan.

In 2008 and 2007, the Company returned to income $0.5 million and $0.1 million, respectively, of the provision recorded since the adoption of the MSPP for the potential cash bonus payments described above associated with principal amounts due in 2008 and 2007. This was due to the associated loans being repaid prior to their due dates.

Note 11: Accumulated Other Comprehensive Loss

(In millions)	2009	2008
Foreign currency translation adjustments	$(213.4)	$(270.9)
Pension and retiree medical	(33.1)	(33.6)
Deferred loss on cash flow hedges	(16.8)	(20.1)

Total	$(263.3)	$(324.6)

Note 12: Statement of Cash Flow Supplemental Disclosure

For the years ended December 27, 2008 and December 29, 2007, the Company acquired $3.6 million and $15.7 million of property, plant and equipment under capital lease arrangements. Additionally, for the year end December 27, 2008 and December 29, 2007 employees of the Company settled outstanding loans by returning Company stock worth $0.6 million and $0.7 million, respectively that was acquired with proceeds of those loans. The Company has received from time to time shares to pay the exercise price by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. In 2008, 0.2 million shares at an aggregate cost of $3.8 million were surrendered to the Company under such exercises. In 2009, the Company began allowing participants the right to “net exercise” their stock options where the Company issues a number of shares representing the spread between the option exercise price and the then current market value of the shares subject to the option. For 2009, options for the purchase of 0.7 million shares with an aggregate exercise value of $12.9 million were exercised under this method. Employees are also allowed to use shares to pay withholding taxes up to the minimum statutory limit. For 2009, this totaled $6.2 million which is included as a stock repurchase in the Consolidated Statement of Cash Flows.

Note 13: Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2009	2008	2007
Domestic	$29.3	$6.5	$(28.1)
Foreign	207.8	195.4	169.5

Total	$237.1	$201.9	$141.4

The provision (benefit) for income taxes was as follows:

(In millions)	2009	2008	2007
Current:
Federal	$39.1	$24.8	$36.0
Foreign	66.3	50.8	71.9
State	1.1	1.3	(0.4)

	106.5	76.9	107.5

Deferred:
Federal	(38.0)	(39.7)	(59.8)
Foreign	(6.2)	3.5	(23.4)
State	(0.3)	(0.2)	0.2

	(44.5)	(36.4)	(83.0)

Total	$62.0	$40.5	$24.5

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate was as follows:

(In millions)	2009	2008	2007
Amount computed using statutory rate	$83.0	$70.7	$49.5
(Reduction) increase in taxes resulting from:
Net benefit from repatriating foreign earnings and direct foreign tax credits	(7.8)	(9.7)	(4.1)
Foreign income taxes	(11.2)	(24.7)	(28.0)
US tax impact of foreign currency transactions	(1.3)	(5.1)	—
Impact of changes in Mexican legislation and revaluation of tax assets	4.5	6.6	(1.9)
Other changes in valuation allowance for deferred tax assets	2.9	2.6	7.9
Foreign and domestic tax audit settlement and adjustments	(9.1)	0.3	1.3
Other	1.0	(0.2)	(0.2)

Total	$62.0	$40.5	$24.5

The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Deferred tax (liabilities) assets were composed of the following:

(In millions)	2009	2008
Purchased intangibles	$(48.5)	$(53.4)
Other	(3.7)	(8.9)

Gross deferred tax liabilities	(52.2)	(62.3)

Credit and net operating loss carry forwards (net of unrecognized tax benefits)	304.6	265.9
Fixed assets basis differences	26.3	29.0
Employee benefits accruals	41.3	41.0
Postretirement benefits	14.6	15.5
Inventory	7.7	9.6
Accounts receivable	12.4	14.6
Depreciation	5.7	3.1
Deferred costs	27.2	25.0
Liabilities under interest rate swap contracts	10.3	13.0
Other accruals	55.8	50.7

Gross deferred tax assets	505.9	467.4

Valuation allowances	(99.0)	(88.1)

Net deferred tax assets	$354.7	$317.0

At December 26, 2009, the Company had domestic federal and state net operating loss carry forwards of $42.0 million, separate state net operating loss carry forwards of $108.7 million, and foreign net operating loss carry forwards of $518.7 million. Of the total foreign and domestic net operating loss carry forwards, $490.9 million expire at various dates from 2010 to 2029, while the remainder have unlimited lives. During 2009, the Company realized net cash benefits of $8.0 million related to foreign net operating loss carry forwards. At December 26, 2009 and December 27, 2008, the Company had estimated foreign tax credit carry forwards of $129.2 million and $120.2 million, respectively, most of which expire in the years 2014 through 2019 if not utilized. Deferred costs in 2009 include an asset of $25.9 million related to an advance payment agreement entered into by the Company with one of its foreign subsidiaries, which is expected to reverse over the next two years. At December 26, 2009 and December 27, 2008, the Company had valuation allowances against certain deferred tax assets totaling $99.0 million and $88.1 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management’s best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The credit and net operating loss carryforwards were impacted by an increase to federal foreign tax credit carryforwards of $9.0 million, and an increase in foreign net operating losses of $15.3 million. The increase in the foreign net operating losses was primarily due to changes in the foreign exchange rates used to translate those amounts. The $10.9 million increase in valuation allowances for the year was also primarily the result of changes in foreign exchange rates.

The Company paid income taxes, net, in 2009, 2008 and 2007 of $85.2 million, $70.5 million and $49.1 million, respectively. The Company has a foreign subsidiary which received a tax holiday that expired in 2009. The net benefit of this and other expired tax holidays in 2009, 2008 and 2007 was $0.7 million, $1.5 million and $5.8 million, respectively.

As of December 26, 2009 and December 27, 2008, the Company’s gross unrecognized tax benefit was $53.1 million and $46.9 million, respectively. The Company estimates that approximately $44.8 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2009	2008	2007
Balance, beginning of year	$46.9	$41.1	$30.2
Additions based on tax positions related to the current year	15.1	11.2	10.6
Additions for tax positions of prior years	0.7	2.1	2.1
Reductions for tax positions of prior years	(8.7)	(2.8)	(1.1)
Settlements	(0.5)	(1.3)	(2.3)
Reductions for lapse in statute of limitations	(2.1)	(1.9)	(0.6)
Impact of foreign currency rate changes versus the U.S. dollar	1.7	(1.5)	2.2

Balance, end of year	$53.1	$46.9	$41.1

Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $12.4 million and $6.1 million as of December 26, 2009 and December 27, 2008, respectively. Interest and penalties included in the provision for income taxes totaled $0.9 million and $1.3 million for 2008 and 2007, respectively. In 2009, the Company recorded a benefit of $1.0 million to the provision related to interest and penalties from the reversals of certain accruals made in previous years.

During the year, the Company’s gross unrecognized tax benefit increased by $4.1 million and related accruals for interest and penalties were increased by $7.5 million as a result of identifying uncertain tax positions related to certain entities in Mexico for which the Company is indemnified. Also during the year, the Company reduced its liability by $7.3 million and related interest and penalties were decreased by $1.8 million as a result of a settlement of audits in Germany and completion of a renewed advance pricing agreement in France. In addition, the company reduced its liability by $2.1 million due to the expiration of statutes of limitation in various jurisdictions. During the year the accrual for uncertain tax positions has also increased for the positions being taken in various tax filings. The accrual is also impacted by changes in foreign exchange rates.

For the year ended December 27, 2008, the Company reduced its liability by $2.8 million and paid $1.3 million related to competent authority resolutions and other settlements in various jurisdictions. The settlements included a payment of $1.0 million in accrued interest and penalties and a reduction of total accrued interest and penalties of $0.8 million. In addition, the company reduced its liability by $1.9 million due to the expiration of statutes of limitation in various jurisdictions.

The Company operates globally and files income tax returns in the United States federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, Australia (2005), France (2005), Germany (2003), India (1997), Italy (2004), Mexico (2001), and South Korea (2004) with limited exceptions.

As of the end of 2009, the Company classified $4.3 million of unrecognized tax benefits as a current liability. Of the total current amount, $3.1 million relates to the indemnified Mexican liabilities. The remaining amounts represent potential settlement of individually insignificant income tax positions in one or more jurisdictions within the next year. While the Company does not expect any other material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within the next 12 months. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

As of December 26, 2009, the Company had $646.0 million of undistributed earnings of international subsidiaries. The Company has not provided for U.S. deferred income taxes on these undistributed earnings because of its intention to indefinitely reinvest these earnings.

Effective January 1, 2006 the Company adopted the guidance addressing share based payments to account for stock-based compensation using the modified prospective transition method. This guidance requires that recognition of tax windfall benefits related to the exercise of employee stock-based compensation be delayed until the period that the reduction will reduce income taxes payable. Due to estimated domestic net operating losses of $7.0 million in 2007, the Company did not recognize $2.5 million of benefits for deductions associated with the exercise of employee stock options in 2007.

The Company recognized $16.2 million, $9.4 million and $5.5 million of benefits for deductions associated with the exercise of employee stock options in 2009, 2008 and 2007, respectively. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

Note 14: Retirement Benefit Plans

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

The Company uses a fiscal year end measurement date for its plans. The funded status of all of the Company’s plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2009	2008	2009	2008	2009	2008
Change in benefit obligations:
Beginning balance	$50.2	$46.9	$40.4	$48.5	$145.0	$147.5
New plan, beginning balance	—	—	—	—	3.2	—
Service cost	0.9	0.8	0.1	0.1	6.6	7.7
Interest cost	2.8	2.8	2.5	2.4	6.9	7.2
Actuarial (gain) loss	1.8	2.4	(0.5)	(7.0)	6.7	(5.5)
Benefits paid	(1.6)	(2.7)	(4.1)	(3.6)	(10.7)	(14.1)
Impact of exchange rates	—	—	—	—	6.2	0.4
Plan participant contributions	—	—	—	—	1.7	2.1
Settlements	—	—	—	—	(1.0)	(0.3)
Curtailment	—	—	—	—	—	—

Ending balance	$54.1	$50.2	$38.4	$40.4	$164.6	$145.0

Change in plan assets at fair value:
Beginning balance	$23.1	$32.3	$—	$—	$64.2	$76.8
Actual return on plan assets	4.8	(7.6)	—	—	4.9	(12.8)
Company contributions	0.2	1.4	4.1	3.6	16.9	10.3
Plan participant contributions	—	—	—	—	2.1	2.8
Benefits and expenses paid	(1.9)	(3.0)	(4.1)	(3.6)	(9.9)	(13.7)
Impact of exchange rates	—	—	—	—	4.4	1.1
Settlements	—	—	—	—	(0.5)	(0.3)

Ending balance	$26.2	$23.1	$—	$—	$82.1	$64.2

Funded status of the plan	$(27.9)	$(27.1)	$(38.4)	$(40.4)	$(82.5)	$(80.8)

Unrecognized actuarial loss	18.6	20.6	9.9	11.2	27.1	23.8
Unrecognized prior service cost/(benefit)	0.2	0.4	(7.5)	(8.3)	(1.0)	0.4

Net amount recognized	$(9.1)	$(6.1)	$(36.0)	$(37.5)	$(56.4)	$(56.6)

Amounts recognized in the balance sheet consisted of:

(in millions)	December 26, 2009	December 27, 2008
Accrued benefit liability	$(148.8)	$(148.3)
Accumulated other comprehensive loss (pretax)	47.3	48.1

Net amount recognized	$(101.5)	$(100.2)

Items not yet recognized as a component of pension expense as of December 26, 2009 and December 27, 2008 consisted of:

	2009		2008
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Prior service cost/(benefit)	$(0.8)	$(7.5)	$0.8	$(8.3)
Net actuarial loss	45.7	9.9	44.4	11.2

Accumulated other comprehensive loss (pretax)	$44.9	$2.4	$45.2	$2.9

Components of other comprehensive income (loss) for the years ended December 26, 2009 and December 27, 2008 consisted of the following:

	2009		2008
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net prior service cost	$1.6	$(0.8)	$2.0	$(0.2)
Net actuarial gain (loss)	(1.3)	1.3	(25.1)	7.0

Other comprehensive income (loss)	$0.3	$0.5	$(23.1)	$6.8

In 2010, the Company expects to recognize approximately $0.7 million of the prior service benefit and $3.6 million of the net actuarial loss as a component of pension and postretirement expense.

The accumulated benefit obligation for all defined benefit pension plans at December 26, 2009 and December 27, 2008 was $194.2 million and $176.3 million, respectively. At December 26, 2009 and December 27, 2008, the accumulated benefit obligations of certain pension plans exceeded those plans’ assets. For those plans, the accumulated benefit obligations were $137.4 million and $153.0 million, and the fair value of their assets was $47.2 million and $60.7 million as of December 26, 2009 and December 27, 2008, respectively. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.

The costs associated with all of the Company’s plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost:
Service cost and expenses	$7.5	$8.5	$8.0	$0.1	$0.1	$0.2
Interest cost	9.7	9.9	8.5	2.5	2.4	2.6
Return on plan assets	(5.7)	(13.1)	(5.1)	—	—	—
Curtailment	—	(0.7)	—	—	—	—
Recognized net actuarial loss	0.2	7.1	1.0	—	—	1.0
Net deferral	3.8	2.0	0.3	(0.5)	(0.2)	(0.8)

Net periodic benefit cost	$15.5	$13.7	$12.7	$2.1	$2.3	$3.0

Weighted average assumptions:
U.S. plans
Discount rate	5.8%	6.0%	5.8%	5.8%	6.0%	5.8%
Return on plan assets	8.3	8.5	8.5	n/a	n/a	n/a
Salary growth rate	5.0	5.0	5.0	n/a	n/a	n/a
Foreign plans
Discount rate	5.0%	4.7%	4.7%	n/a	n/a	n/a
Return on plan assets	4.8	4.5	5.0	n/a	n/a	n/a
Salary growth rate	3.1	3.1	3.1	n/a	n/a	n/a

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2009 was 8.3 percent and 4.8 percent, respectively and 8.5 percent and 4.5 percent for 2008, respectively.

The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The weighted average discount rate used to determine the benefit obligation for the U.S. and foreign plans for 2009 was 5.1 percent and 5.0 percent, respectively and 5.8 percent and 4.7 percent, respectively for 2008.

The assumed healthcare cost trend rate for 2009 was 7.6 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2017. The healthcare cost trend rate assumption could have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.2	(2.0)

The Company sponsors a number of pension plans in the U.S. and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company’s overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is rebalanced to obtain the target asset mix if the percentages fall outside of the acceptable range variances. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. The Company’s plans do not invest directly in its own stock; however, this does not mean investment in insurance company accounts or other commingled or mutual funds, or any index funds may not hold securities of the Company. The investment objectives of each unit are more specifically outlined below.

The Company’s weighted-average asset allocations at December 26, 2009 and December 27, 2008 by asset category were as follows:

	2009		2008
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	63%	31%	62%	28%
Debt securities	37	14	37	14
Real estate	—	1	—	1
Cash and money market investments	—	9	1	10
Guaranteed contracts	—	45	—	47

Total	100%	100%	100%	100%

The fair value of the Company’s pension plan assets at December 26, 2009 by asset category is as follows:

Description of Assets (in millions)		December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$26.1	$—	$26.1	$—
	Money market funds (a)	0.1	0.1	—	—
Foreign plans:
Australia	Investment fund (b)	9.7	—	9.7	—
Switzerland	Guaranteed insurance contract (c)	26.5	—	—	26.5
Germany	Guaranteed insurance contract (c)	5.6	—	—	5.6
Belgium	Mutual fund (d)	18.8	—	18.8	—
	Money market fund (d)	0.2	—	0.2	—
Austria	Euro bond fund (e)	1.2	—	1.2	—
Korea	Guaranteed interest contract (f)	3.6	—	3.6	—
Japan	Common/collective trust (g)	7.4	—	7.4	—
	Money market fund (g)	5.9	5.9	—	—
Philippines	Fixed income securities (h)	3.2	3.2	—	—

Total		$108.3	$9.2	$67.0	$32.1

(a)	The investment strategy of the U.S. pension plan is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The common trusts currently hold 63 percent of its assets in equity securities (33 percent large U.S. stocks, 20 percent small U.S. stocks, and 10 percent international stocks) and 37 percent in fixed income securities. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.
(b)	The strategy of this fund is to achieve a long-term net return of at least 4 percent above inflation based on the Australian consumer price index. The investment strategy is to invest mainly in equities and property, which are expected to earn higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 26, 2009, this fund held investments in Australian equities (36 percent), other equities of listed companies outside of Australia (26 percent), real estate (19 percent), government and corporate bonds (12 percent) and cash (7 percent).
(c)	The strategy of the Company’s plans in Switzerland and Germany is to seek to ensure the future benefit payments of their participants and manage market risk. This is achieved by funding the pension obligations through guaranteed insurance contracts. The plan assets operate similar to investment contracts whereby the interest rate as well as the surrender value is guaranteed. The fair value is determined as the contract value using a guaranteed rate of return which will increase if the market performance exceeds the guaranteed return.
(d)	The strategy of the Belgian plan is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. This fund holds equities of large-cap European companies (32 percent), small-cap European companies (21 percent), equities outside of Europe mainly in the U.S. and emerging markets (12 percent) and the remaining amount in bonds primarily from European and U.S. governments (35 percent).

(e)	This fund invests in highly-rated euro government bonds. The fair value of the bond fund is determined using quoted market prices of the underlying assets included in the fund.
(f)	The investment strategy in Korea is to seek to avoid a negative return on assets by investing in guaranteed products. The fair value of the contract is based on quoted prices in active markets for the underlying assets.
(g)	The Company’s strategy is to invest approximately 60 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 40 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50 percent equities in Japanese listed securities, 7 percent in equities outside of Japan and 43 percent in cash and other short-term investments. The equity investment has been achieved through a collective trust that at year end 2009 held 56 percent in total funded assets. Of the amount held in the collective trust, 87 percent was invested in Japanese equities and 13 percent was invested in equities of companies based outside of Japan. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets. At year end 2009, 44 percent of the plan assets were held in a money market fund. The money market fund is a highly liquid investment and is valued using quoted market prices in active markets.
(h)	The investment strategy in the Philippines is to invest in low risk domestic fixed-income earnings securities. Assets include, but are not limited to, Philippine peso denominated treasury bills, treasury bonds, treasury notes and other government securities fully guaranteed by the Philippine government. The amounts held at year end were valued using quoted bid prices on similarly termed government securities.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Switzerland	Germany
Beginning balance at December 27, 2008	$23.7	$5.2
Realized gain	0.2	0.2
Purchases, sales and settlements, net	1.2	—
Impact of exchange rates	1.4	0.2

Ending balance at December 26, 2009	$26.5	$5.6

The Company expects to contribute $13.7 million to its U.S. and foreign pension plans and $3.6 million to its other U.S. postretirement benefit plan in 2010.

The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $7.8 million, $7.4 million and $5.8 million for 2009, 2008 and 2007, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company’s foreign and U.S. plans:

Years	Pension benefits	Postretirement benefits	Subsidy Receipts	Total
2010	12.5	4.0	0.4	16.1
2011	13.4	4.1	0.4	17.1
2012	10.2	4.0	0.5	13.7
2013	13.3	4.0	0.5	16.8
2014	31.7	4.0	0.5	35.2
2015-2019	76.6	18.0	2.3	92.3

Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company expects subsidy receipts of $4.5 million from 2010 through 2019 related to these prescription drug benefits.

Note 15: Incentive Compensation Plans

Incentive Plans. On May 17, 2006 the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2006 Incentive Plan (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. The total number of shares available for grant under the 2006 Incentive Plan as of December 26, 2009, was 1,007,875 of which 564,647 could be issued in the form of restricted stock or restricted stock units.

Other than for options on 157,118 shares exchanged for certain BeautiControl options in connection with the 2000 acquisition, all options’ exercise prices are equal to the underlying shares’ grant-date market values. Outstanding unvested options generally vest in one-third increments on the anniversary of the grant date in each of the following three years; however, certain options granted in 2000 and 2001 have terms that provide for vesting after seven years, or earlier if certain stock price appreciation goals are attained. All of these options had vested by the end of 2008.

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

Under the Director Stock Plan, non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director is eligible to receive a stock award in such form, at such time and in such amount as may be determined by the Nominating and Governance Committee of the Board of Directors. The number of shares authorized for grant under the Director Stock Plan and the number of shares available for grant as of December 26, 2009, were 600,000 and 149,272, respectively. Shares available have been reduced by 46,140 restricted stock units granted in 2009, which will vest in 2010, and had a grant-date fair value of $22.76 per share.

Under the 2006 Incentive Plan and the Director Stock Plan, the Company may issue stock-based awards in the form of stock options, restricted stock and restricted stock units. Under each plan, awards that are canceled or expire are added back to the pool of available shares.

Stock Options

Stock options to purchase the Company’s common stock are granted to employees, upon approval by the Company’s Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years in equal installments beginning one year from the date of grant and generally expire 10 years from the date of grant. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Dividend yield	3.5%	2.6%	3.3%
Expected volatility	39%	35%	28%
Risk-free interest rate	2.9%	2.9%	4.0%
Expected life	8 years	8 years	6 years

Stock option activity for 2009 under all of the Company’s Incentive Plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 27, 2008	6,327,869	$20.52	4,866,334	$19.48
Granted	495,800	41.16
Expired/Forfeited	(57,653)	24.26
Exercised	(2,753,739)	18.96

Balance at December 26, 2009	4,012,277	$24.08	2,779,618	$21.27

The intrinsic value of options exercised during 2009, 2008, and 2007 totaled $54.9 million, $23.0 million and $22.9 million, respectively. The average remaining contractual life on shares outstanding and exercisable options was 6.1 years and 4.8 years, at the end of 2009. The weighted average estimated grant date fair value of 2009, 2008 and 2007 option grants was $12.64, $5.51 and $7.72 per share, respectively.

In January 2009, the terms of then-outstanding stock options were modified to allow employees to net share settle when exercising their stock options. This modification of the awards had no material impact.

Restricted Stock and Restricted Stock Units

The Company also grants restricted stock and restricted stock units to its employees and directors. The Company has time-vested and performance-vested awards which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company’s common stock on the date of grant, and for time-vested awards is recorded pro rata over the required service period. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria over the required service period. The Company granted 250,000 shares of time-vested restricted stock in February of 2009 with a fair value of $17.36 per share. The awards vest after a period of approximately 5.5 years from date of grant. In November 2009, the Company granted 91,400 time-vested restricted shares and restricted stock units with a grant date fair value of $48.30 per share which will vest over a three-year period.

The Company also granted performance-vested awards under its performance share plan in February 2009 totaling 149,025 shares with a fair value of $17.36 per share. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures and can be up to 150 percent of shares initially granted. Prior to 2009, the Company paid out the awards associated with this program in cash. In November 2008, the Company modified this program and beginning with the plan with a performance period ending in 2009, the awards will be made in the Company’s common stock. This change was accounted for as a modification of the running plans from liability based awards to equity based awards. As a result, the Company reclassified $1.6 million from long-term liabilities to additional paid in capital during the year ended December 27, 2008. The Company will continue to record expense on these awards based on the probability of achieving the performance conditions over the three year performance period; however, the Company will no longer remeasure the fair value of the awards, as had been the case previously, as the per share value of the awards were fixed on the date the awards were modified. The Company paid in cash to participants $3.0 million and $3.7 million for the plans ending in 2008 and 2007, respectively.

In 2009, as a result of improved performance, the Company increased the estimated number of shares expected to vest by a total of 95,823 shares for the three performance plans running during 2009.

Compensation expense associated with restricted stock and restricted stock unit grants which settle in stock is equal to the market value of the shares on the date of grant and is recorded pro rata over the requisite service period. For awards which are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares.

Restricted stock and restricted stock unit activity in 2009 under all of the Company’s Incentive Plans is summarized in the following table:

Restricted stock and restricted stock units	Shares outstanding	Weighted average grant date fair value
Balance at December 27, 2008	546,821	$20.40
Granted	536,565	23.09
Performance share adjustments	95,823	17.40
Vested	(106,063)	23.20
Forfeited	(12,300)	17.54

Balance at December 26, 2009	1,060,846	$21.22

The fair value of restricted stock and restricted stock units vested in 2009, 2008 and 2007 was $4.2 million, $5.5 million and $3.3 million, respectively. Included in the restricted stock units total as of December 26, 2009 and December 27, 2008 are 7,969 and 6,850 shares which upon vesting will be settled in cash, respectively. These shares are remeasured at the end of each reporting period and accrued expense is included as a liability in the Consolidated Financial Statements. As of December 26, 2009 and December 27, 2008 these awards had a fair value of $0.4 million and $0.1 million, respectively.

Compensation expense associated with all employee stock-based compensation was $13.2 million, $8.5 million and $7.6 million in 2009, 2008 and 2007, respectively. The tax benefit associated with this compensation expense was $4.8 million, $3.1 million and $2.7 million in 2009, 2008 and 2007, respectively. As of December 26, 2009, total unrecognized stock based compensation expense related to unvested stock options and restricted stock was $17.6 million, which is expected to be recognized over a weighted average period of 32 months.

Expense related to earned cash performance awards of $25.1 million, $22.5 million and $21.3 million was included in the Consolidated Statements of Income for 2009, 2008 and 2007, respectively.

Stock from treasury shares was issued during 2009 when stock options were exercised until all such shares were issued, which occurred during the first quarter. Subsequently, the Company began using previously unissued shares and then began repurchasing shares in the third quarter of 2009. Some of these shares were then used to satisfy option exercises. In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended, at that time, to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Board also authorized the use of cash generated by the Company’s operations to repurchase shares to further offset dilution from its equity incentive plans. During 2009, 2008 and 2007 the Company repurchased 1.8 million, 0.6 million and 1.4 million shares at an aggregate cost of $77.0 million, $22.7 million and $41.6 million, respectively. Since inception of the program in May 2007, through the end of its 2009 fiscal year, the Company had repurchased 3.8 million shares at an aggregate cost of $141.3 million. In February 2010, the Company announced its Board of Directors had approved an increase in the share repurchase authorization by $200 million to $350 million, and extended the term of the program to February 1, 2015.

Note 16: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method.

The Company’s reportable segments include the following businesses:

Europe	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.
Asia Pacific
North America

Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® and Armand Dupree® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Beauty and personal care products mainly in Australia under the Nutrimetics® brand. Both kitchen and beauty products in the Philippines and South America under the Fuller®, Nuvo® and Tupperware® brands.

Worldwide sales of beauty and personal care products totaled $622.6 million, $711.2 million and $719.0 million in 2009, 2008 and 2007, respectively.

(In millions)	2009	2008	2007
Net sales:
Tupperware:
Europe	$749.6	$769.6	$688.2
Asia Pacific	385.0	336.1	292.4
North America	292.3	303.3	289.8
Beauty:
North America	391.6	460.7	461.5
Other	309.0	292.1	249.5

Total net sales	$2,127.5	$2,161.8	$1,981.4

Segment profit (loss):
Tupperware:
Europe	$143.3	$123.8	$111.0
Asia Pacific	78.6	64.7	52.0
North America	38.1	27.7	21.3
Beauty:
North America	52.2	60.5	66.3
Other (f)	19.7	(5.0)	(7.6)

Total profit	$331.9	$271.7	$243.0

Unallocated expenses	(51.9)	(39.8)	(43.9)
Gains on disposal of assets including insurance recoveries, net (a),(c)	21.9	24.9	11.8
Re-engineering and impairment charges (b)	(8.0)	(9.0)	(9.0)
Impairment of goodwill and intangible assets (d)	(28.1)	(9.0)	(11.3)
Interest expense, net (e)	(28.7)	(36.9)	(49.2)

Income before income taxes	$237.1	$201.9	$141.4

(In millions)	2009	2008	2007
Depreciation and amortization:
Tupperware:
Europe	$21.1	$23.1	$22.5
Asia Pacific	8.4	10.4	10.9
North America	8.1	9.0	8.8
Beauty:
North America	7.0	9.3	11.4
Other	4.9	7.4	8.4
Corporate	2.2	1.4	1.5

Total depreciation and amortization	$51.7	$60.6	$63.5

Capital expenditures:
Tupperware:
Europe	$16.8	$21.6	$19.1
Asia Pacific	6.5	9.7	7.6
North America	4.6	6.5	3.9
Beauty:
North America	3.4	9.4	5.6
Other	6.1	5.3	6.1
Corporate	9.0	1.9	8.0

Total capital expenditures	$46.4	$54.4	$50.3

Identifiable assets:
Tupperware:
Europe	$382.8	$386.0	$392.2
Asia Pacific	189.5	187.7	167.9
North America	132.7	157.4	168.5
Beauty:
North America	405.8	412.0	476.7
Other	258.9	265.3	312.8
Corporate	425.6	381.4	332.6

Total identifiable assets	$1,795.3	$1,789.8	$1,850.7

a.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. There were no sales under this program in 2009. During 2008 and 2007, pretax gains from these sales were $2.2 million and $5.6 million respectively.
b.	The re-engineering and impairment charges line provides for severance and other exit costs. See Note 2 to the Consolidated Financial Statements.
c.	The Company recorded a pretax gain of $19.0 million and $22.2 million in 2009 and 2008, respectively, as a result of insurance recoveries from a 2007 fire in South Carolina. Pretax gains of $2.9 million were recognized in 2009 from the sale of property in Australia. In 2008, the Company recognized $1.1 million in gains from insurance recoveries related to flood damage in France and Indonesia and $0.6 million in losses from asset disposals in the Philippines. In 2007, operating results were impacted by the sale of excess land in Australia resulting in a $2.1 million pretax gain and a pretax gain of $1.6 million recognized from the sale of the Company’s Philippine manufacturing facility. Additionally, in 2007 the Company recorded a gain of $2.5 million in settlement of an insurance claim associated with a fire at its former manufacturing facility in Tennessee.
d.

Reviews of the value of the intangible assets of the Acquired Units resulted in the conclusion that the Nutrimetics, NaturCare and Avroy Shlain tradenames were impaired, as was the goodwill associated with the Nutrimetics and South African reporting unit. This resulted in non-cash charges of $28.1 million, $9.0 million and $11.3 million in 2009, 2008 and 2007. See Note 6 to the Consolidated Financial

Statements. The Nutrimetics goodwill and tradename are included in the Beauty Other segment, the NaturCare tradename is included in the Asia Pacific segment and the Avroy Shlain goodwill and tradename are included in the Tupperware Europe segment.

e.	In 2007, the Company entered into a new credit agreement replacing the existing credit facility which resulted in a non-cash write-off of deferred debt costs totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain related floating-to-fixed interest rate swaps resulting in a $3.5 million termination payment also included in interest expense for 2007.
f.	In the third and fourth quarter of 2009, the Company recorded $4.9 million and $3.5 million, respectively, in foreign currency losses associated with the cost to convert cash generated by the business at an exchange rate less favorable than had been used to translate the balance sheet at the time and to translate the Venezuelan balance sheet as of the end of the 2009 fiscal year, for the first time, at the parallel rate rather than the official rate in that country. See Note 1 to the Consolidated Financial Statements under the caption Foreign Currency Translation.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Sales to customers in Germany were $177.2 million, $197.1 million and $192.4 million in 2009, 2008 and 2007, respectively. Sales of Tupperware and beauty products to customers in Mexico were $369.6 million, $429.3 million and $411.0 million in 2009, 2008 and 2007, respectively. There was no other foreign country in which sales were material to the Company’s total sales. Sales of Tupperware and BeautiControl products to customers in the United States were $277.8 million, $295.6 million and $305.6 million in 2009, 2008 and 2007, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2009, 2008 and 2007, respectively, long-lived assets in the United States were $90.7 million, $72.2 million and $75.3 million.

As of December 26, 2009 and December 27, 2008 the Company’s net investment in international operations was $813.6 million and $831.6 million, respectively. The Company is subject to the usual economic risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Note 17: Commitments and Contingencies

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

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. As of December 26, 2009, the Company had settled its claim with its insurance companies and it received a total of $18.9 million in proceeds in 2009, bringing the total settlement to $61.5 million to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire. This resulted in $19.0 million and $22.2 million pretax gains related to the fire being recorded in 2009 and 2008, respectively. In 2008, the Company included $19.5 million of these proceeds in operating activities on its Consolidated Statement of Cash flows as these proceeds related to destroyed inventory and certain fire related costs. The Company included $18.9 million, $6.4 million and $3.0 million in proceeds in investing activities for 2009, 2008 and 2007, respectively, as they related to property, plant and equipment. The Company netted in 2009, $8.2 million of proceeds against capital expenditures on the Consolidated Statement of Cash Flows as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility.

Leases. Rental expense for operating leases totaled $29.5 million in 2009, $31.8 million in 2008 and $30.3 million in 2007. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 26, 2009 were: 2010—$26.9 million; 2011—$16.3 million; 2012—$9.0 million; 2013—$5.4 million, 2014—$5.2 million and after 2014—$5.6 million. Leases included in the minimum rental commitments for 2009 and 2010 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years with the remaining leases related to office space and equipment. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. The Company has a lease agreement on a warehouse located in Europe which offers a purchase option of about $4.1 million, which is expected to approximate fair market value, at the end of the lease term in 2010. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 18: Related Party Transactions

Tupperware Brands and its subsidiaries from time to time use the services of an outside printing firm. The Company’s chairman and chief executive officer is a member of this firm’s board of directors. The transactions with this counterparty are considered related party transactions due to this relationship. The nature of these transactions were limited to certain printing services for the Company’s catalogs as well as the Company’s annual report. The total aggregate value of these transactions in 2009 and 2008 was $2.6 million and $2.5 million, respectively, which is included in DS&A in the Company’s Consolidated Financial Statements.

Note 19: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 26, 2009 and December 27, 2008.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 26, 2009:
Net sales	$462.8	$524.7	$514.0	$626.0
Gross margin	302.7	348.8	341.6	415.9
Net income	25.6	33.1	32.3	84.1
Basic earnings per share	0.41	0.53	0.52	1.34
Diluted earning per share	0.41	0.52	0.50	1.31
Dividends declared per share	0.22	0.22	0.22	0.25
Composite stock price range:
High	24.75	27.63	40.94	50.20
Low	10.91	15.80	25.01	37.49
Close	16.72	26.24	38.74	47.14

Year ended December 27, 2008:
Net sales	$543.4	$583.6	$513.1	$521.7
Gross margin	348.6	384.3	327.0	337.8
Net income	32.1	36.0	27.5	65.8
Basic earnings per share	0.52	0.58	0.44	1.06
Diluted earning per share	0.51	0.56	0.43	1.05
Dividends declared per share	0.22	0.22	0.22	0.22
Composite stock price range:
High	39.49	44.98	41.33	28.08
Low	23.60	33.30	26.84	14.63
Close	37.56	33.40	28.41	20.76

Certain items impacting quarterly comparability for 2009 and 2008 were as follows:

•

In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. In the third quarter of 2008, the Company recorded pretax gains of $2.2 million related to these land sales.

•

Pretax re-engineering and impairment costs of $2.7 million, $1.4 million, $2.4 million and $1.5 million were recorded in the first through fourth quarters of 2009, respectively. Pretax re-engineering and impairment costs of $2.2 million, $3.5 million, $1.2 million and $2.1 million were recorded in the first through fourth quarters of 2008, respectively.

•

In the second quarter of 2009 and 2008, as a result of interim impairment tests performed, the Company recorded a $28.1 million and $9.0 million, respectively, in impairment to goodwill and intangible assets.

•

In the second and fourth quarter of 2009, the Company recorded $10.1 million and $8.9 million, respectively, in insurance gains related to the fire in South Carolina. In the fourth quarter of 2008 the Company recognized $22.7 million in insurance pretax gains, $22.2 million relating to the 2007 fire in South Carolina and $0.5 million from flood damage in France. In the second quarter of 2008, the Company recognized $0.6 million in pretax insurance gains from flood damage in Indonesia.

•

In the fourth quarter of 2009, the Company recorded a $2.9 million gain from the sale of property in Australia. In the fourth quarter of 2008, the Company recorded $0.6 million in losses from asset disposals in the Philippines.

•

In the third and fourth quarter of 2009, the Company recorded $4.9 million and $3.5 million, respectively, in foreign currency losses associated with converting cash generated by its Venezuelan business at an exchange rate less favorable than had been recorded in the balance sheet and from translating the year end 2009 Venezuelan balance sheet for the first time at the parallel rate available in that country and not the official rate. See Note 1 to the Consolidated Financial Statements under the caption, Foreign Currency Translation.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and comprehensive income and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal 2007.

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

February 23, 2010

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting were effective as of the end of the period covered by this report. The effectiveness of the Company’s internal control over financial reporting as of December 26, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2010 Annual Meeting of Shareholders to be held on May 12, 2010 and is incorporated herein by reference.

The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 12, 2010 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 12, 2010 sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2009, as set forth by Item 407(c)(3).

The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 12, 2010 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee including the members of the Committee and the financial expert, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held on May 12, 2010, and the information in such Proxy Statement relating to executive officers’ and directors’ compensation is incorporated herein by reference.

The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held on May 12, 2010 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2010 Annual Meeting of Shareholders to be held on May 12, 2010, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 12, 2010, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set fourth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2010 Annual Meeting of Shareholders to be held on May 12, 2010, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 26, 2009, December 27, 2008 and December 29, 2007;

Consolidated Balance Sheets—December 26, 2009 and December 27, 2008;

Notes to the Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedule

The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 26, 2009.

All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission (SEC or the Commission) are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

*3.2	Amended and Restated By-laws of the Registrant as amended August 28, 2008 (Attached as Exhibit 3.2 to Form 8-K, filed with the Commission on August 28, 2008 and incorporated herein by reference).

*10.1	1996 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.2	Directors’ Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.3	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference)

*10.4	Credit Agreement dated September 28, 2007 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on October 2, 2007 and incorporated herein by reference).

*10.5	Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

*10.6	Forms of stock option, restricted stock and restricted stock unit agreements utilized with the Registrant’s officers and directors under certain stock-based incentive plans. (Attached as Exhibit 10.6 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

Exhibit Number	Description
*10.7	2000 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.7 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

10.8	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings amended and restated effective February 17, 2010.

10.9	Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010.

*10.10	2002 Incentive Plan, as amended through January 26, 2009 (Attached as Exhibit 10.10 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.11	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.12	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

21	Subsidiaries of Tupperware Brands Corporation as of February 18, 2010.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

*	Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 26, 2009

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E.
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 26, 2009	$49.2	$7.9	$—	$(8.3) / F1 2.4 / F2	$51.2
Year ended December 27, 2008	52.8	9.1	—	(7.5) / F1 (5.2) / F2	49.2
Year ended December 29, 2007	42.4	14.2	—	(7.7) / F1 3.9 / F2	52.8
Valuation allowance for deferred tax assets:
Year ended December 26, 2009	88.1	2.9	—	8.0 / F2	99.0
Year ended December 27, 2008	104.7	2.6	—	(19.2) / F2	88.1
Year ended December 29, 2007	47.0	57.1	—	0.6 / F2	104.7

Allowance for Inventory Valuation:
Year ended December 26, 2009	31.6	16.2	—	1.2 / F2 (14.1) / F3	34.9
Year ended December 27, 2008	28.9	13.4	—	(2.8) / F2 (7.9) / F3	31.6
Year ended December 29, 2007	19.8	12.6	—	3.6 / F2 (7.1) / F3	28.9

F1	Represents write-offs less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs less inventory sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION (Registrant)

By:	/s/ E.V. GOINGS
E.V. Goings Chairman and Chief Executive Officer

February 23, 2010

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

February 23, 2010