Form 10-Q
period 2010-03-27
TUPPERWARE BRANDS CORP
filed 2010-05-04
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended March 27, 2010

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

As of April 29, 2010, 63,176,727 shares of the common stock, $0.01 par value, of the registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	March 27, 2010	March 28, 2009

Net sales	$557.1	$462.8
Cost of products sold	184.2	160.1

Gross margin	372.9	302.7

Delivery, sales and administrative expense	300.7	258.8
Re-engineering and impairment charges	1.6	2.7

Operating income	70.6	41.2

Interest income	0.4	0.7
Interest expense	7.4	8.1
Other expense	0.6	1.5

Income before income taxes	63.0	32.3
Provision for income taxes	15.9	6.7

Net income	$47.1	$25.6

Earnings per share:
Basic	$0.75	$0.41
Diluted	0.73	0.41

Weighted-average shares outstanding:
Basic	62.5	62.2
Diluted	63.9	62.5

Dividends declared per common share	$0.25	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	March 27, 2010	December 26, 2009
ASSETS
Cash and cash equivalents	$95.1	$112.4
Accounts receivable, less allowances of $28.7 million in 2010 and $32.8 million in 2009	190.2	181.0
Inventories	275.7	265.5
Deferred income tax benefits, net	68.2	71.5
Non-trade amounts receivable, net	37.6	41.0
Prepaid expenses and other current assets	32.2	25.4

Total current assets	699.0	696.8

Deferred income tax benefits, net	335.7	335.7
Property, plant and equipment, net	250.4	254.6
Long-term receivables, less allowances of $20.4 million in 2010 and $17.1 million in 2009	23.0	22.6
Trademarks and tradenames	167.3	163.6
Other intangible assets, net	12.8	13.6
Goodwill	279.7	275.5
Other assets, net	35.0	32.9

Total assets	$1,802.9	$1,795.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$117.2	$140.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	10.4	1.9
Accrued liabilities	326.2	317.9

Total current liabilities	453.8	460.5

Long-term debt and capital lease obligations	424.6	426.2
Other liabilities	263.8	270.9

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	92.5	91.1
Retained earnings	861.6	836.1
Treasury stock 720,031 and 552,463 shares in 2010 and 2009, respectively, at cost	(33.9)	(26.8)
Accumulated other comprehensive loss	(260.1)	(263.3)

Total shareholders’ equity	660.7	637.7

Total liabilities and shareholders’ equity	$1,802.9	$1,795.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)	13 Weeks Ended
	March 27, 2010	March 28, 2009
Operating Activities:
Net income	$47.1	$25.6
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12.6	11.6
Equity compensation	2.6	2.6
Amortization of debt issuance costs	0.1	0.2
Net (gain) loss on disposal of assets	(0.1)	0.2
Provision for bad debts	1.6	1.1
Writedown of inventories	4.0	3.7
Net change in deferred income taxes	(0.3)	(7.6)
Excess tax benefits from share-based payment arrangements	(0.8)	(0.1)
Changes in assets and liabilities:
Accounts and notes receivable	(14.0)	(13.0)
Inventories	(14.6)	(3.2)
Non-trade amounts receivable	1.6	(5.0)
Prepaid expenses	(6.7)	(6.5)
Other assets	(1.0)	(0.8)
Accounts payable and accrued liabilities	(12.5)	(32.2)
Income taxes payable	0.9	(1.8)
Other liabilities	0.1	1.2
Net cash impact from hedging activity	(6.1)	2.0
Other	(0.1)	(0.1)

Net cash provided by (used in) operating activities	14.4	(22.1)
Investing Activities:
Capital expenditures	(9.7)	(11.0)
Proceeds from disposal of property, plant and equipment	1.2	1.7

Net cash used in investing activities	(8.5)	(9.3)
Financing Activities:
Dividend payments to shareholders	(15.8)	(13.6)
Proceeds from exercise of stock options	1.9	0.8
Repurchase of common stock	(16.5)	—
Repayment of long-term debt and capital lease obligations	(0.5)	(0.4)
Net change in short-term debt	8.5	11.6
Excess tax benefits from share-based payment arrangements	0.8	0.1

Net cash used in financing activities	(21.6)	(1.5)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.5)

Net change in cash and cash equivalents	(17.3)	(33.4)
Cash and cash equivalents at beginning of year	112.4	124.8

Cash and cash equivalents at end of period	$95.1	$91.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2009 audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in delivery, sales and administrative expense for the first quarters of 2010 and 2009 were $33.0 million and $27.2 million, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and other sales force compensation expenses included in delivery, sales and administrative expense (DS&A) for the first quarters of 2010 and 2009 were $101.4 million and $85.7 million, respectively.

Note 4: Inventories

	March 27, 2010	December 26, 2009
	(in millions)
Finished goods	$180.0	$182.4
Work in process	24.5	19.6
Raw materials and supplies	71.2	63.5

Total inventories	$275.7	$265.5

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options, restricted stock and restricted stock units. Restricted stock and restricted stock units are excluded from the basic per share calculation and are included in the diluted per share calculation when doing so would not be anti-dilutive. Performance share awards are included in the diluted per share calculation when the performance criteria are achieved and when doing so would not be anti-dilutive.

The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) using the two-class method of computing earnings per share. The Company had 0.2 million in unvested share-based payment awards outstanding in both the first quarter of 2010 and 2009 that were classified as participating securities. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company has determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company’s history of paying dividends equally on a per share basis.

The elements of the earnings per share computations were as follows (in millions except per share amounts):

	13 Weeks Ended
	March 27, 2010	March 28, 2009
Net income	$47.1	$25.6
Less dividends declared:
To common shareholders	15.8	13.8
To participating security holders	0.1	—

Total undistributed earnings	$31.2	$11.8

Undistributed earnings to common shareholders	$31.1	$11.8
Undistributed earnings to participating security holders	0.1	—

Net income available to common shareholders for basic and diluted earnings per share	$46.9	$25.6

Weighted-average shares of common stock outstanding	62.5	62.2
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares and restricted stock units	1.4	0.3

Weighted-average common and common equivalent shares outstanding	63.9	62.5

Basic earnings per share	$0.75	$0.41

Diluted earnings per share	$0.73	$0.41

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.5	4.6

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods, were as follows (in millions):

	13 Weeks Ended
	March 27, 2010	March 28, 2009
Net income	$47.1	$25.6

Foreign currency translation adjustments	2.9	(34.4)

Deferred gain (loss) on cash flow hedges, net of tax benefit of $0.5 million and provision of $0.7 million for the first quarters of 2010 and 2009, respectively.	(1.0)	1.7

Pension liability, net of tax provision of $0.2 million and $0.9 million for the first quarters of 2010 and 2009, respectively.	1.3	1.5

Comprehensive income (loss)	$50.3	$(5.6)

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity.

Note 7: Re-engineering Costs

The Company recorded $1.6 million in re-engineering and impairment charges during the first quarter of 2010, primarily related to severance costs incurred in the Company’s Argentina, BeautiControl, Greece and Mexico operations, mainly due to implementing changes in the businesses’ management structures.

The Company recorded $2.7 million in re-engineering and impairment charges during the first quarter of 2009, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl and Mexico operations. Also included in re-engineering costs for 2009 was $0.2 million related to relocation of the BeautiControl manufacturing facility.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of March 27, 2010 and December 26, 2009 were as follows (in millions):

	March 27, 2010	December 26, 2009
Beginning of the year balance	$1.5	$2.2
Provision	1.6	8.0
Cash expenditures:
Severance	(1.8)	(5.4)
Other	(0.2)	(1.2)
Non-cash impairments	—	(2.1)

End of period balance	$1.1	$1.5

The remaining accrual balance of $1.1 million relates primarily to severance payments expected to be made in several markets by the end of 2010.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Tupperware: Europe Asia Pacific North America	Primarily design-centric preparation, storage and serving solutions for the kitchen and home marketed through the Tupperware ® brand. Europe includes Avroy Shlain ® and Swissgarde ®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare ®, a beauty and personal care unit in Japan.

Beauty North America	Primarily cosmetics, skin care and personal care products marketed under the BeautiControl ® and Armand Dupree ® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics ® brand in Mexico.

Beauty Other	Beauty and personal care products marketed mainly in Australia under the Nutrimetics® brand. Both kitchen and beauty products marketed in the Philippines and South America under the Fuller®, Nuvo® and Tupperware® brands.

Worldwide sales of beauty and personal care products totaled $149.8 million and $136.9 million in the first quarters of 2010 and 2009, respectively.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	13 Weeks Ended
(In millions)	March 27, 2010	March 28, 2009
Net sales:
Tupperware:
Europe	$220.0	$181.1
Asia Pacific	98.3	71.9
North America	75.9	60.3
Beauty:
North America	93.5	87.4
Other	69.4	62.1

Total net sales	$557.1	$462.8

Segment profit:
Tupperware:
Europe	$47.4	$30.8
Asia Pacific	18.8	10.0
North America	7.8	2.0
Beauty:
North America	9.6	9.6
Other	0.7	2.8

Total segment profit	84.3	55.2

Unallocated expenses	(12.7)	(12.8)
Re-engineering and impairment charges (a)	(1.6)	(2.7)
Interest expense, net	(7.0)	(7.4)

Income before taxes	$63.0	$32.3

	March 27, 2010	December 26, 2009
Identifiable Assets:
Tupperware:
Europe	$379.5	$382.8
Asia Pacific	195.9	189.5
North America	144.4	132.7
Beauty:
North America	414.6	405.8
Other	260.0	258.9
Corporate	408.5	425.6

Total identifiable assets	$1,802.9	$1,795.3

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of March 27, 2010, the applicable margin was 62.5 basis points. Although the Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total debt outstanding under the Credit Agreement at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. As of March 27, 2010, the Company had interest rate swap agreements that fixed its entire outstanding term loan. The swap agreements combined with the contractual spread dictated by the Credit Agreement, gave the Company an all-in effective rate of about 4.7 percent as of March 27, 2010. Term loan borrowings outstanding under the Credit Agreement totaled $405.0 million as of March 27, 2010 and December 26, 2009. The Company had $8.5 million outstanding on its $200 million revolving line of credit as of March 27, 2010 and no amount outstanding as of December 26, 2009.

At March 27, 2010, the Company had $350.3 million of unused lines of credit, including $190.3 million under the committed, secured $200 million revolving line of credit and $160.0 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit.

The Credit Agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, based on the Company’s current assumptions this is not expected to occur. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The Company was in compliance with all of its covenants as of March 27, 2010.

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be components of interest expense and totaled a gain of $0.9 million and $0.4 million in the first quarters of 2010 and 2009, respectively.

The Company uses derivative financial instruments to hedge certain foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is initially reported as a component of other comprehensive income, and is subsequently recognized in earnings when the hedged item affects earnings. Consequently, the balance at the end of each reporting period in other accumulated comprehensive income relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. Forward points, as components of interest expense, totaled a loss of $0.6 million and $1.1 million for the 2010 and 2009 first quarters, respectively.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the first quarter of 2010, the Company recorded, a net loss of $2.2 million, net of an associated tax benefit of $1.3 million and in the first quarter of 2009 a net gain of $5.0 million and an associated tax provision of $2.9 million as foreign currency translation adjustments. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. Forward points, as components of interest expense, totaled a loss of $1.8 million and $0.5 million in the first quarters of 2010 and 2009, respectively.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of March 27, 2010 and December 26, 2009:

	March 27, 2010		December 26, 2009
(in millions)	Buy	Sell	Buy	Sell
U.S. dollars	$107.5		$96.9
New Zealand dollars	3.6		3.2
South Korean won	2.8		4.1
Danish krona	1.1		1.0
Uruguayan peso	0.5			$0.8
Brazilian real	0.3			2.6
Singapore dollars			0.3
Euro		$26.7	8.5
Mexican peso		22.1		57.8
Swiss francs		9.7		8.1
Australian dollars		9.3		5.8
Japanese yen		7.6		1.7
Polish zloty		6.5		7.7
Russian ruble		5.2		5.2
Canadian dollars		4.4		4.8
Argentine pesos		4.1		5.7
Philippine pesos		3.0		5.5
Turkish Lira		3.0
Czech koruna		2.9		3.2
Croatian kuna		2.5		2.7
U.K. pounds		2.3		2.4
Norwegian krona		2.0		2.2
Thai baht		1.7		1.9
Indonesian rupiah		1.4		4.5
Swedish krona		1.4		1.4
Hungarian forint		0.8		1.2
Indian rupee		0.8		0.8
South African rand		0.6	0.2
Lithuanian litas		0.5		0.6
Malaysian ringgit		0.2	10.1
Other currencies (net)		0.2		0.5

	$115.8	$118.9	$124.3	$127.1

The amounts above are the net position of each currency, and in some cases the position is between two foreign currencies.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. In the first quarter of 2010, the cash flow impact of these currency hedges was an outflow of $6.1 million. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent.

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR – based floating obligation into a fixed obligation on $100 million for 2010. The Company will pay 1.9 percent on the $100 million for 2010, plus the spread under the Credit Agreement, which was 62.5 basis points as of March 27, 2010.

The swap agreements combined with the contractual spread dictated by the Credit Agreement, gave the Company an all-in effective rate on its term loans of about 4.7 percent as of March 27, 2010.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $28.0 million ($17.9 million net of tax) and $27.9 million ($17.6 million net of tax) as of March 27, 2010 and December 26, 2009, respectively, which is mainly included

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

as a component of accumulated other comprehensive income. In 2009, subsequent to the first quarter, the Company made voluntary repayments of a portion of its term loans resulting in some interest rate swaps being partially ineffective; however, the impact to the first quarter of 2010 was minimal.

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s financial position at March 27, 2010 and December 26, 2009:

	March 27, 2010
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$28.0
Foreign exchange contracts	Non-trade amounts receivable	17.5	Accrued liabilities	18.4

Total derivatives designated as hedging instruments		$17.5		$46.4

	December 26, 2009
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$27.9
Foreign exchange contracts	Non-trade amounts receivable	16.3	Accrued liabilities	17.4

Total derivatives designated as hedging instruments		$16.3		$45.3

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s operations for the first quarter ended March 27, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$(0.3)	Other expense	$0.3

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$(0.1)	Interest expense	$—	Interest expense	$—

Foreign exchange contracts	$(1.1)	Cost of products sold and DS&A	$—	Interest expense	$(0.6)

Net equity hedging relationships
Foreign exchange contracts	$(3.5)	Other expense	$—	Interest expense	$(1.8)

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s financial position and operations for the first quarter ended March 28, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$5.6	Other expense	$(5.8)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$1.6	Interest expense	$—	Interest expense	$—

Foreign exchange contracts	$2.1	Cost of products sold and DS&A	$1.6	Interest expense	$(1.1)

Net equity hedging relationships
Foreign exchange contracts	$7.9	Other expense	$—	Interest expense	$(0.5)

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11: Fair Value Measurements

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

Level 2—Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value from the perspective of a market participant.

Some fair value measurements, such as those related to foreign currency forward contracts and interest rate swaps, are performed on a recurring basis, while others, such as those related to evaluating goodwill and other intangibles for impairment, are performed on a nonrecurring basis.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Description of Assets (in millions)	March 27, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreign currency derivative contracts	$17.5	$—	$17.5	$—

Description of Liabilities (in millions)
Interest rate swaps	$28.0	$—	$28.0	$—
Foreign currency derivative contracts	18.4	—	18.4	—

Total	$46.4	$—	$46.4	$—

Description of Assets (in millions)	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Foreign currency derivative contracts	$16.3	$—	$16.3	$—

Description of Liabilities (in millions)
Interest rate swaps	$27.9	$—	$27.9	$—
Foreign currency derivative contracts	17.4	—	17.4	—

Total	$45.3	$—	$45.3	$—

The Company uses financial instruments to hedge certain of its exposures and to manage the impact of foreign exchange on its financial statements. As of March 27, 2010 and December 26, 2009 the Company held foreign currency forward contracts to hedge various currency exposures, which had a net fair value of negative $0.9 million and $1.1 million based on third party quotations, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 10 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. In 2009, the Company made a voluntary payment on its term debt resulting in some interest rate swaps being partially ineffective; however, the impact to the first quarter of 2010 was minimal. There was no ineffectiveness of the interest rate swap hedges in the first quarter of 2009.

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at March 27, 2010. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that based on current market conditions the value of that debt was $385 million compared to the carrying value of $405 million at March 27, 2010. The lower fair value results from the difference in the interest rate spread under the Credit Agreement, which was 62.5 basis points at March 27, 2010, versus the interest spread that the Company believes it would have been able to obtain at March 27, 2010.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12: Retirement Benefit Plans

Components of net periodic benefit cost for the first quarter ended March 27, 2010 and March 28, 2009 were as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Service cost	$2.3	$1.8	$—	$—
Interest cost	2.6	2.3	0.5	0.6
Expected return on plan assets	(1.6)	(1.5)	—	—
Net amortization	0.7	1.0	(0.1)	(0.1)

Net periodic benefit cost	$4.0	$3.6	$0.4	$0.5

During the first quarter of 2010 and 2009, approximately $0.6 million and $0.9 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above.

Note 13: Income Taxes

As of March 27, 2010 and December 26, 2009, the Company’s gross unrecognized tax benefit was $50.2 million and $53.1 million, respectively. The Company estimates that approximately $44.5 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as components of the provision for income taxes. Accrued interest and penalties were $9.6 million and $12.4 million as of March 27, 2010 and December 26, 2009, respectively.

In the first quarter of 2010, the Company paid $5.1 million to settle uncertain tax positions related to certain entities in Mexico for which the Company was indemnified. Therefore, gross unrecognized tax benefits decreased by $3.0 million and related interest and penalties decreased by $2.1 million.

The Company expects to settle one or more foreign audits in the next twelve months that will result in a decrease in the amount of uncertain tax positions in a range of $2 million to $8 million, the majority of which is indemnified. Of the remaining uncertain tax positions balance as of March 27, 2010, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not expect other material changes in the next 12 months, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease within that time period primarily related to audits in various foreign jurisdictions that may conclude. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The effective tax rate for the first quarter of 2010 was 25.3 percent, compared with 20.8 percent for the comparable 2009 period. The increase was primarily due to planned dividend distributions from jurisdictions with a lower effective tax rate than the U.S. statutory rate, and a shift in income towards jurisdictions with higher statutory tax rates. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 14: Statement of Cash Flow Supplemental Disclosure

Under the Company’s stock incentive programs, employees are allowed to use shares to satisfy the minimum statutorily required withholding taxes. In the first quarter of 2010, 33,012 shares were retained to fund withholding taxes, totaling $1.5 million which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows. No shares were retained to fund withholding tax requirements in the first quarter of 2009.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 15: Stock Based Compensation

The Company records compensation expense using the applicable accounting guidance for share-based payments for stock options, restricted stock and restricted stock units granted to directors and employees. Compensation expense is recorded based on the fair value of the award using the straight-line method over the requisite service period.

Stock Options

Stock options to purchase the Company’s common stock are granted to employees, by a Committee of the Company’s Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years in equal installments beginning one year from the date of grant and expire 10 years from the date of grant. In the first quarter of 2009, the Company granted stock options on 117,850 shares. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2009 option grants: dividend yield of 2.9 percent; expected volatility of 37 percent; risk-free interest rate of 2.3 percent; and expected lives of 8 years. The weighted grant date fair value of the stock options granted during the first quarter of 2009 was $5.65 per share. No stock options were granted in the first quarter of 2010. Compensation expense associated with all outstanding stock option awards was $0.6 million and $1.3 million for the first quarter of 2010 and 2009, respectively.

Stock option activity for 2010 under all of the Company’s incentive plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 26, 2009	4,012,277	$24.08	2,779,618	$21.27
Granted	—	—
Expired / Forfeited	(1,200)	33.77
Exercised	(89,998)	20.99

Balance at March 27, 2010	3,921,079	$24.15	2,728,770	$21.22

The intrinsic value of options exercised during the first quarter of 2010 and 2009 totaled $2.3 million and $0.1 million, respectively.

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

The Company granted 6,255 shares of time-vested restricted stock in the first quarter of 2010 with a weighted average fair value of $42.54 per share. The awards vest over a period of approximately 2.6 years from the date of grant. The Company also granted performance-vested awards totaling 61,400 shares under its performance share plan in the first quarter of 2010. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures. In the first quarter of 2009, the Company granted 250,000 shares of time-vested restricted stock with a fair value of $17.36 per share vesting over an average period of 5.5 years and 149,025 shares under its performance share plan with a fair value of $17.36. For the first quarter of 2010 and 2009, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $2.0 million and $1.3 million, respectively.

TUPPERWARE BRANDS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted stock, restricted stock unit and performance share award activity for 2010 under all of the Company’s incentive plans is summarized in the following table:

Restricted stock, restricted stock units and performance shares	Shares outstanding	Weighted average grant date fair value
Balance at December 26, 2009	1,060,846	$21.22
Granted	67,655	45.44
Performance share performance adjustment	17,429	45.74
Vested	(108,750)	17.54
Forfeited	(12,827)	30.36

Balance at March 27, 2010	1,024,353	$23.62

The fair value of restricted stock, restricted stock units and performance shares vested in the first quarters of 2010 and 2009 was $5.0 million and $0.2 million, respectively. As of March 27, 2010, total unrecognized stock based compensation expense related to all stock based awards was $18.3 million, which is expected to be recognized over a weighted average period of 31 months. The average remaining contractual life on outstanding and exercisable stock options is 5.8 years and 4.6 years, respectively.

Note 16: New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this amendment at the beginning of its 2010 fiscal year and it did not have any impact to the Consolidated Financial Statements.

In January 2010, the FASB issued an amendment to require new disclosures for fair value measurements and provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted this standard at the beginning of its 2010 fiscal year and it did not have a material impact on the Consolidated Financial Statement note disclosures.

In May 2009, the FASB issued guidance with regard to the accounting for and disclosure of subsequent events. This new guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). The guidance was adopted by the Company in 2009. In February 2010, the FASB updated this guidance to clarify that an SEC Registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts with the Securities and Exchange Commission’s requirements and was effective upon issuance. The adoption of this amendment did not have an impact on the Company’s Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 weeks ended March 27, 2010 compared with the 13 weeks ended March 28, 2009 and changes in financial condition during the 13 weeks ended March 27, 2010.

The Company’s primary means of distributing its products is through independent sales organizations and individuals, which are also its customers in many cases. The majority of the Company’s products are in turn sold to end customers who are not members of the sales forces. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Overview

	13 weeks ended				Change excluding the impact	Foreign
Dollars in millions, except per share amounts	March 27, 2010	March 28, 2009	Change		of foreign exchange (a)	exchange impact
Net sales	$557.1	$462.8	20%		11%	$37.9
Gross margin	66.9%	65.4%	1.5	pp	na	na
DS&A as percent of sales	54.0%	55.9%	(1.9	) pp	na	na
Operating income	$70.6	$41.2	72%		49%	$6.4
Net income	47.1	25.6	84		55	4.9
Net income per diluted share	0.73	0.41	78		49	0.08

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Total local currency net sales increased 11 percent in the first quarter of 2010 compared with the same period of 2009. The Company’s businesses operating in emerging market economies, those with “low” to “medium” GDP per capita as determined by the World Bank, grew net sales as a group by 22 percent in local currency, while the remainder of the units that operate in established economy markets had local currency sales even with 2009 as a group. Among the emerging market units, the main increases were in Brazil, China, Indonesia and Tupperware Mexico and South Africa. Among the established market businesses, France performed particularly well, while BeautiControl had lower sales in the quarter, reflecting a smaller sales force size. On a local currency basis, operating income and net income increased in the first quarter of 2010 compared with the same period of 2009. The increase in operating and net income reflected improvements in all of the Company’s Tupperware segments, partially offset by declines in the Company’s Beauty segments.

The Company’s net working capital position increased in the first quarter of 2010 by $8.9 million, although the increase was more significant at $34.7 million when considering captions other than cash and debt. The main source of the increase was a reduction in accounts payable in light of the timing of the Company’s purchases and payments around its fiscal year end compared with the end of the first quarter. The Company closed the first quarter of 2010 with a debt to total capital ratio of 40 percent, which remained unchanged compared with the ratio at the end of 2009, although this was a significant decline compared with 56 percent at the end of 2009’s first quarter, reflecting the repayment of $140 million of term loans later in 2009 and higher equity. Total capital is defined as total debt plus shareholders’ equity. Net cash flow from operating activities was an inflow of $14.4 million for the first quarter of 2010 compared with an outflow of $22.1 million for the first quarter of 2009, which mainly reflected higher net income in 2010 along with a smaller decrease in payables and accruals, partially offset by a larger increase in inventory.

Net Sales

First quarter sales were 11 percent higher in local currency compared to last year. Sales in the Company’s emerging markets accounted for 54 percent and 49 percent of the Company sales for the first quarters of 2010 and 2009, respectively. Total sales for the emerging markets increased $76.3 million, or 34 percent in the first quarter of 2010, compared with the same period of 2009, which included a positive $20.9 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 22 percent. The substantial increase in local currency sales in the Company’s emerging markets was primarily in Brazil, China, Indonesia, and Tupperware Mexico and South Africa. The core businesses in all of these units performed very well mainly due to higher total and active sales forces, along with larger order sizes, and there were incremental contributions to growth from business-to-business sales in China and by Tupperware Mexico. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends. Taking into account all of the Company’s business units, business-to-business sales were $8 million higher in local currency in the first quarter of 2010 compared with 2009. The Company’s established market businesses increased 8 percent in the first quarter of 2010 compared with last year on a reported basis, although when excluding the impact of stronger foreign currencies on the comparison, local currency sales were even with last year. Among these units, local currency sales growth in France was particularly high reflecting the generation and activation of a larger sales force. BeautiControl and Tupperware Japan had the only notable declines, reflecting smaller sales force sizes.

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

The Company recorded $1.6 million in re-engineering and impairment charges during the first quarter of 2010, primarily related to severance costs incurred to reduce headcount in the Company’s Argentina, BeautiControl, Greece and Mexico operations mainly due to implementing changes in the businesses’ management structures.

The Company recorded $2.7 million in re-engineering and impairment charges during the first quarter of 2009, primarily related to severance costs incurred to reduce headcount in the Company’s Argentina, Australia, BeautiControl and Mexico operations. Also included in re-engineering costs for 2009 was $0.2 million related to relocation of the BeautiControl manufacturing facility.

In the second quarter of 2010, the Company expects to incur approximately $2.5 million of costs related to small scale headcount reductions in several of its operations.

Gross Margin

Gross margin as a percentage of sales was 66.9 percent in the first quarter of 2010 and 65.4 percent in the first quarter of 2009. The increase of 1.5 percentage points was from improved structuring of promotional offers in some units, leverage from a higher sales volume in the first quarter of 2010 and lower resin costs. These improvements were partially offset by the increase in business-to-business sales which typically yield a lower than average gross margin percentage.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) decreased as a percentage of sales to 54.0 percent for the first quarter of 2010, compared with 55.9 percent in 2009. The improvement in DS&A as a percentage was due, in part, to higher sales volume and the fixed nature of a portion of the costs included in this caption. Also, as noted above, the Company had a significant increase in business-to-business sales in 2010 which typically yield a lower than average gross margin percentage; however, these activities require less operating costs which improves the DS&A costs as a percent of sales. More effective promotional spending in certain markets has also contributed to the improvement in this ratio. Partially offsetting these improvements was higher spending in marketing compared to last year as the Company continued to concentrate its efforts on growing its sales forces and building brand recognition in certain markets.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was $7.0 million for the first quarter of 2010 compared with $7.4 million for the same period of 2009. The decrease is mainly related to a decrease in the Company’s outstanding average debt this year compared with the same period in 2009, as the Company made $140 million in voluntary debt payments after the first quarter of 2009.

Tax Rate

The effective tax rate for the first quarter of 2010 was 25.3 percent compared with 20.8 percent for the comparable 2009 period. The increase was primarily due to planned dividend distributions from jurisdictions with a lower effective tax rate than the U.S. statutory rate and a shift in income towards jurisdictions with higher statutory tax rates. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

As discussed in Note 13 to the Consolidated Financial Statements, the Company’s uncertain tax position increases the potential for volatility surrounding the recognition of uncertain tax positions, including the timing of those adjustments. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income

Net income in the first quarter of 2010 increased by 84 percent compared to the same period of 2009, partly resulting from the positive impact of stronger foreign currencies. Excluding the impact of these currencies, net income increased 55 percent in the first quarter compared with last year. The local currency increase in net income was mainly due to the improvements in the Company’s Tupperware segments reflecting the contribution margin on higher sales, lower resin costs and more effective promotional spending. Partially offsetting these improvements were profit declines in the Beauty segments due to lower sales results by BeautiControl, and year-over-year price increases in Venezuela that did not fully compensate for higher costs given the continued devaluation of the bolivar in Venezuela. There was also a negative impact on the comparison from a higher tax rate in 2010.

International operations in the first quarter generated 89 percent and 86 percent of sales in 2010 and 2009, respectively, and over 95 percent of net segment profit in each period.

The Company generated 27 percent of its first quarter 2010 sales from beauty products, compared with 30 percent in the first quarter of 2009.

Segment Results

Europe

dollars in millions	2010	2009	Change		Change excluding the impact of foreign	Foreign exchange	Percent of total
					exchange (a)	impact (a)	2010	2009
First Quarter
Net sales	$220.0	$181.1	21%		11%	$17.6	39	39
Segment profit	47.4	30.8	54		38	3.5	56	56

Segment profit as percentage of sales	21.5%	17.0%	4.5	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

This segment achieved a double-digit local currency sales increase for the second consecutive quarter with 11 percent growth compared with the first quarter of 2009. The continued growth was driven by substantial improvements in the emerging markets, which increased sales in local currency by 18 percent, as well as strong growth in the established markets, where growth was 7 percent. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 37 percent of reported net sales in this segment for the first quarter of 2010, compared with 33 percent in the first quarter of 2009. The overall improvement in the emerging markets’ local currency sales came primarily from the Commonwealth of Independent States (CIS), Tupperware South Africa and Turkey due to continued growth in the total sales forces, achieved through further geographic expansion, successful recruiting and higher sales per order.

The increase by the established markets was driven by Austria and France resulting from larger and more active sales forces as well as successful sales promotions. These improvements were partially offset by a slight decrease in local currency sales in Germany, the segment’s largest business. The ending sales force size in Germany was higher in 2010 than the first quarter of 2009, although the sales force was less productive. The Company continues to focus on improving recruiting and activity, through the implementation of some of the approaches that have worked successfully in France including methods of developing sale force leaders.

The segment ended the first quarter of 2010 with an 18 percent higher sales force compared with the same period of 2009, which primarily reflected larger sales forces in the CIS and South Africa, including the beauty businesses there.

Segment profit increased $16.6 million or 54 percent during the first quarter of 2010 compared with the same period of 2009 and excluding the impact of foreign currency, segment profit was 38 percent higher than 2009. The increase in segment profit was the result of higher sales, as well as an improved gross margin percentage mainly from fixed cost leverage on higher volume, lower resin costs and improved structuring of promotional offers. As a percentage of sales, segment profit was 4.5 percentage points higher in the first quarter of 2010 compared with 2009. In addition to the higher gross margin percentage, there was leverage on the fixed components of delivery, sales and administrative expense in light of the higher sales.

The euro, Russian ruble and South African rand were the main currencies that led to the positive 10 percentage point impact on the year-over-year sales comparison and positive 16 percentage point impact on the segment profit comparison.

Asia Pacific

					Change excluding the impact of foreign	Foreign exchange	Percent of total
dollars in millions	2010	2009	Change		exchange (a)	impact (a)	2010	2009
First Quarter
Net sales	$98.3	$71.9	37%		19%	$10.7	18	16
Segment profit	18.8	10.0	88		52	2.3	22	18

Segment profit as percentage of sales	19.1%	13.9%	5.2	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Asia Pacific showed significant growth in local currency sales, which came from the emerging markets in this segment. Emerging markets accounted for $66.0 million and $40.2 million, or 67 and 56 percent, of the reported sales in this segment for the first quarters of 2010 and 2009, respectively. Versus 2009, the emerging market sales were positively impacted by $5.4 million due to changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 45 percent in the emerging markets. All of the emerging markets increased by a double-digit percentage over 2009 in local currency, with the most significant contributions to the overall increase being in Indonesia and China. The sales growth in Indonesia was the result of a larger, more active and more productive sales force, reflecting strong recruiting and retention, successful promotional activities, attractive consumer offers and positive response to new product launches. China’s local currency sales growth included a substantial increase from better outlet productivity in the core channel, as well as more business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends.

The improvements experienced in the emerging markets were partially offset by a decline in local currency sales in the established markets in Australia and Japan, resulting from lower average active sales forces compared with the first quarter of 2009.

The segment ended the quarter with 24 percent more total sellers than at the end of the first quarter of 2009.

Total segment profit increased significantly in the first quarter of 2010 compared with the same period of 2009 with and without the benefit of stronger foreign currencies. Excluding the impact of foreign currencies, segment profit increased 52 percent compared to the same period last year. The increase was mainly from improved sales volume in the emerging markets, as well as an improved gross margin percentage reflecting the leverage on fixed costs from the higher sales volume, lower resin costs and better realized gross margins on promotional items. There was also leverage from the higher sales on the fixed components of DS&A spending. This was partially offset with higher promotional spending to activate the sales force and marketing expenses for continued brand building initiatives.

The Australian dollar and Indonesian rupiah were the main currencies that led to the positive foreign currency impact on the 2010 sales and profit comparison with 2009.

Tupperware North America

dollars in millions					Change excluding the impact of foreign	Foreign exchange	Percent of total
	2010	2009	Change		exchange (a)	impact (a)	2010	2009
First Quarter
Net sales	$75.9	$60.3	26%		18%	$3.9	14	13
Segment profit	7.8	2.0	+		+	0.3	9	4

Segment profit as percentage of sales	10.3%	3.3%	7.0	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points
+	increase is greater than 100 percent

Local currency sales increased 18 percent in the first quarter of 2010 compared with the same period of 2009. The improvement in this segment was driven by a strong growth in core sales for Tupperware Mexico reflecting a higher total sales force that was more productive. Also contributing to the increase in Mexico was an increase in business-to-business sales compared with the first quarter of 2009. The United States and Canada sales showed a modest increase in the first quarter of 2010 compared with the same period of 2009, mainly due to an increase in the active sales force. In total the segment ended the first quarter of 2010 with a 10 percent increase in total sales force size.

Segment profit increased $5.8 million in the first quarter of 2010 compared with the same period last year. The improvement was driven by the sales increase in Tupperware Mexico, along with more efficient promotional spending and leverage on fixed costs in the DS&A caption. Also positively impacting segment profit this quarter was lower operating expenses in the United States business relating to costs associated with a product quality issue last year that did not recur in 2010, partially offset by higher distribution costs.

Beauty North America

dollars in millions	2010	2009	Change		Change excluding the impact of foreign	Foreign exchange	Percent of total
					exchange (a)	impact (a)	2010	2009
First Quarter
Net sales	$93.5	$87.4	7%		(2)%	$7.7	17	19
Segment profit	9.6	9.6	—		(13)	1.4	12	17

Segment profit as percentage of sales	10.3%	11.0%	(0.7	)pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Total local currency sales for the segment decreased 2 percent in the first quarter of 2010 compared with 2009, reflecting lower sales by BeautiControl North America where there was a smaller sales force during the quarter compared to last year. At the beginning of 2010, BeautiControl implemented a new sales force compensation plan and has improved its focus on sales force training and development. The local currency sales decrease at BeautiControl was partially offset by a modest increase at Fuller Mexico, although its quarter end sales force was lower by 7 percent than March 2009. Fuller Mexico benefited from a change in the market’s value chain implemented in the third quarter of 2009.

Segment profit was even with 2009 on a reported basis. Excluding the positive impact from a stronger Mexican peso, segment profit decreased 13 percent compared with last year. The local currency profit decrease was due to the sales decrease as well as an increase in investments made by the Company to support the BeautiControl sales force under the new compensation plan during a transition period through the first half of 2010, and initiatives in Fuller Mexico to improve sales force recruiting.

Beauty Other

dollars in millions	2010	2009	Change		Change excluding the impact of foreign	Foreign exchange	Percent of total
					exchange (a)	impact (a)	2010	2009
First Quarter
Net sales	$69.4	$62.1	12%		15%	$(2.0)	12	13
Segment profit	0.7	2.8	(77)		(32)	(1.8)	1	5

Segment profit as percentage of sales	1.0%	4.5%	(3.5	)pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Local currency sales for this segment increased 15 percent in the first quarter of 2010. The increase was mainly from Tupperware Brazil, with smaller increases in Venezuela and the Philippines. In Brazil, the higher sales reflected strong recruiting, activation and productivity of the sales force. In Venezuela, the increase was from higher pricing due to inflation and in the Philippines due to attractive incentive offers. The Nutrimetics businesses as a group were about even with 2009.

Segment profit decreased in local currency compared with last year mainly from Venezuela where price increases were not enough to offset higher costs given the continued devaluation of the bolivar. The Nutrimetics business as a group also showed a decline in segment profit due to the timing of certain meeting expenses compared with last year, offset by improved segment profit in Tupperware Brazil from higher sales and gross margin reflecting the leverage from the higher sales volume.

The continued devaluation of the Venezuelan bolivar had an overall negative impact on sales and profit for 2010 compared with 2009. Prior to December 2009, the Company utilized the official rate in Venezuela to translate the results of the subsidiary. In December 2009 the Company considered its past and continued intent to use the parallel rate to settle its U.S. dollar-denominated liabilities and the fact that the Company no longer expected to be able to remit dividends at the official rate. As result, the Company began translating the Venezuelan sales and profit results at the parallel rate as of the beginning of 2010. Also as of the beginning of 2010 Venezuela was determined to be hyper-inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the devaluation of the Venezuelan bolivar on earnings in the first quarter of 2010 was a loss of $1.0 million.

Financial Condition

Liquidity and Capital Resources Working capital increased by $8.9 million as of the end of the first quarter of 2010 compared with the end of 2009 to $245.2 million. The increase in working capital was most significantly from lower accounts payable, in light of the timing of the Company’s purchases and payments around its fiscal year end compared with the end of the first quarter. There was also an increase in accounts receivable as the Company’s sales volume in the month of March was about 4 percent higher on a reported basis compared with December 2009, as well as an overall increase in inventory to support the sales volume expected in the second quarter. This was partially offset by $17.3 million less cash together with an $8.5 million increase in revolver borrowing outstanding at the end of the first quarter compared to the end of 2009. The funds were used for first quarter 2010 share repurchases and dividend payments.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of March 27, 2010, the applicable margin was 62.5 basis points. Although the Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total debt outstanding under the Credit Agreement at fixed rates, which is achieved through the use of interest rate swaps as further discussed below. As of March 27, 2010, the Company had interest rate swap agreements that fixed its entire outstanding term loan. The swap agreements combined with the contractual spread dictated by the Credit Agreement gave the Company an all-in effective rate of about 4.7 percent as of March 27, 2010. Term loan borrowings outstanding under the Credit Agreement totaled $405.0 million as of March 27, 2010 and December 26, 2009. The Company had $8.5 million outstanding on its $200 million revolving line of credit as of March 27, 2010 and no amount outstanding as of December 26, 2009.

The Credit Agreement contains customary covenants. The financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. The Company expects to maintain compliance with its debt covenants; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” could cause noncompliance. Due to the high proportion of segment profit earned by the Company’s international operations, the Company’s adjusted covenant earnings as defined in the debt agreement can be significantly impacted by large changes in foreign exchange rates. While the covenants are restrictive and could impact the Company’s ability to borrow, pay dividends or make capital investments in its business, this will not be necessary based on the Company’s current outlook.

The Company monitors the stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and developments in the financial markets beginning in 2008 have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its cash and cash equivalents balance of $95.1 million that may become available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of March 27, 2010, the Company had $190.3 million available under its revolving line of credit and $160.0 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

In addition to the United States, the Company’s major markets for its products, those in which $50 million or more of its 2009 sales were generated, include Australia, Brazil, France, Germany, Indonesia, Japan, Malaysia/Singapore, Mexico, the Philippines, Russia, South Africa and Venezuela. The currencies other than the U.S. dollar in which its most significant profit is earned are the Australian dollar, euro, Indonesian rupiah, Mexican peso, Russian ruble and South African rand. A significant downturn in the Company’s business in these markets could adversely impact the Company’s ability to generate profit and/or operating cash flows.

The debt to total capital ratio at the end of the first quarter of 2010 and at the end of 2009 was 40 percent compared with 56 percent at the end of 2009’s first quarter. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The improvement in the 2010 debt to total capital ratio compared with the first quarter of 2009 reflected $140 million in term loan repayments made later in 2009 and increased shareholders’ equity. The ratio remained unchanged in the first quarter of 2010 compared with the end of 2009, reflecting the Company’s net income recognized during the first quarter offset by dividends and a slightly higher debt balance from outstanding revolver borrowings.

Operating Activities Net cash provided by operating activities for the first quarter of 2010 was $14.4 million compared with an out flow of cash of $22.1 million for first quarter of 2009. The improvement in operating cash flow in 2010 reflected higher net income along with a smaller out flow from payout of year end accounts payable and accruals, partially offset by a larger increase in inventories and payments related to the settlement of foreign currency hedge contracts.

Investing Activities During the first quarters of 2010 and 2009, the Company spent $9.7 million and $11.0 million for capital expenditures, respectively. In both periods the capital expenditures mainly related to molds for new products, primarily in Europe. In addition to the molds in 2010, the Company spent capital on molding machines and outfitting for a new leased facility in India. In the first quarter of 2009 the Company spent $3.8 million to improve an existing warehouse at the Company’s Hemmingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters. There were no proceeds from this program during the first quarter of either 2010 or 2009. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the current mortgage credit crisis and, as a result, the program will likely continue for a number of years. The Company’s term loan agreement requires it to remit proceeds received for the disposition of excess property, less spending for site improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $15.8 million and $13.6 million in the first quarters of 2010 and 2009, respectively. The increase in 2010 was mainly due to the increase in the dividend from $0.22 per share in 2009 to $0.25 in 2010. Proceeds received from the exercise of stock options were $1.9 million and $0.8 million for the first quarters of 2010 and 2009 respectively. The Company had net proceeds from borrowings of $8.0 million in the first quarter of 2010, compared with net proceeds of $11.2 million during the first quarter of 2009, reflecting more revolver borrowings at the end of March 2009 than 2010.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended, at that time, to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Board also authorized the use of cash generated by the Company’s operations to repurchase shares to further offset dilution from its equity incentive plans. In February 2010, the Company announced that its Board of Directors had approved an increase in the share repurchase authorization by $200 million to $350 million, and extended the term of the program to February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans with the intention of keeping the number of shares outstanding at about 63 million. In the first quarter of 2010, the Company repurchased on the open market 0.3 million shares at an aggregate cost of $15.0 million. No repurchases were made in the first quarter of 2009. Since inception of the program in May 2007, the Company has repurchased in the open market 4.1 million shares at an aggregate cost of $156.3 million.

Under the Company stock incentive programs, employees are allowed to use shares to satisfy the minimum statutorily required withholding taxes. In the first quarter of 2010, 33,012 shares were retained to fund withholding taxes, totaling $1.5 million, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows. No shares were used to satisfy withholding tax requirements in the first quarter of 2009.

New Pronouncements

Refer to Note 16 to the Consolidated Financial Statements for a discussion of new pronouncements.

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

During 2008, the Company entered into forward interest rate agreements that swap the Company’s LIBOR-based floating obligation into a fixed obligation for $100.0 million for 2010. The Company will pay 1.9 percent on the $100 million for 2010, plus the spread under the Credit Agreement, which was 62.5 basis points as of March 27, 2010.

The above interest rate swaps entered into in 2007 and 2008 effectively fixed the interest rates on the entire outstanding balance of term loans. The Company does pay a variable rate on its LIBOR-based revolver borrowings, although if short-term interest rates varied by 10 percent with all other variables remaining constant, the Company’s annual interest expense would not be significantly impacted.

A significant portion of the Company’s sales and profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, and relations between the U.S. and foreign governments.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarter ended March 27, 2010, the cash flow impact of these currency hedges was an outflow of $6.1 million, while in 2009 it was an inflow of $2.0 million.

The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of March 27, 2010 were to sell euro $26.7 million; Mexican pesos $22.1 million; Swiss francs $9.7 million; and Australian dollar $9.3 million and to buy U.S. dollars $107.5 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of March 27, 2010, the Company was in a net payable position of approximately $0.9 million related to its currency hedges, which upon settlement could have a significant impact on the Company’s cash flow. The Company records the impact of forward points in net interest expense.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company’s hedging activities for foreign currency in Note 10 to the Consolidated Financial Statements.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products and the Company currently estimates that it will include in its 2010 cost of sales about $130 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $13 million compared with the prior year. For the first quarter of 2010, the Company estimates its cost of sales of the Tupperware® products it produced was positively impacted by about $6 million in local currency due to resin cost changes as compared with 2009. For the full year of 2010, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $9 million on a local currency basis due to resin cost changes as compared with 2009. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin prices is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

•

other risks discussed in Item 1A, Risk Factors, of the Company’s 2009 Annual Report on Form 10-K as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

The Company does not intend to update forward-looking information about its earnings other than in its quarterly earnings releases unless it expects diluted earnings per share for the current quarter, excluding adjustment items, and the impact of changes in foreign exchange rates, to be significantly below its previous guidance.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)

12/27/09 – 1/30/10	—	$—	—	$8,673,688
1/31/10 – 2/27/10	202,875	44.69	202,875	199,606,533
2/28/10 – 3/27/10	124,950	47.56	124,950	193,663,832

	327,825	$45.79	327,825	$193,663,832

(a)	In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended at that time to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Company announced it would also use cash generated by its operations to buy shares to further offset dilution from its equity incentive plans. In February 2010, the Company announced its board of directors had increased the share repurchase authorization by $200 million to $350 million, and extended the term of the program to February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans. The intention of the program is to keep the number of shares outstanding at about 63 million shares. In the first quarter of 2010, the Company repurchased on the open market 0.3 million shares at an aggregate cost of $15.0 million under this authorization.

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida

May 4, 2010