Form 10-Q
period 2010-06-26
TUPPERWARE BRANDS CORP
filed 2010-08-04
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended June 26, 2010

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

As of July 29, 2010, 63,094,476 shares of the common stock, $0.01 par value, of the registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	June 26, 2010	June 27, 2009

Net sales	$565.1	$524.7
Cost of products sold	181.6	175.9

Gross margin	383.5	348.8

Delivery, sales and administrative expense	301.4	274.2
Re-engineering and impairment charges	2.0	1.4
Impairment of goodwill and intangible assets	0.0	28.1
Gains on disposal of assets including insurance recoveries	0.0	10.1

Operating income	80.1	55.2

Interest income	0.7	1.1
Interest expense	7.1	7.3

Income before income taxes	73.7	49.0
Provision for income taxes	15.8	15.9

Net income	$57.9	$33.1

Earnings per share:
Basic	$0.92	$0.53
Diluted	0.90	0.52

Weighted-average shares outstanding:
Basic	62.6	62.2
Diluted	63.9	63.0

Dividends declared per common share	$0.25	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	26 Weeks Ended
(Dollars in millions, except per share amounts)	June 26, 2010	June 27, 2009

Net sales	$1,122.2	$987.5
Cost of products sold	365.8	336.0

Gross margin	756.4	651.5

Delivery, sales and administrative expense	602.1	533.0
Re-engineering and impairment charges	3.6	4.1
Impairment of goodwill and intangible assets	0.0	28.1
Gains on disposal of assets including insurance recoveries	0.0	10.1

Operating income	150.7	96.4

Interest income	1.1	1.8
Interest expense	14.5	15.4
Other expense	0.6	1.5

Income before income taxes	136.7	81.3
Provision for income taxes	31.7	22.7

Net income	$105.0	$58.6

Earnings per share:
Basic	$1.67	$0.94
Diluted	1.64	0.93

Weighted-average shares outstanding:
Basic	62.5	62.1
Diluted	63.9	62.6

Dividends declared per common share	$0.50	$0.44

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	June 26, 2010	December 26, 2009
ASSETS
Cash and cash equivalents	$121.3	$112.4
Accounts receivable, less allowances of $28.3 million in 2010 and $32.8 million in 2009	174.9	181.0
Inventories	286.3	265.5
Deferred income tax benefits, net	68.4	71.5
Non-trade amounts receivable, net	36.6	41.0
Prepaid expenses and other current assets	27.9	25.4

Total current assets	715.4	696.8

Deferred income tax benefits, net	354.2	335.7
Property, plant and equipment, net	240.2	254.6
Long-term receivables, less allowances of $22.1 million in 2010 and $17.1 million in 2009	21.3	22.6
Trademarks and tradenames	165.4	163.6
Other intangible assets, net	11.6	13.6
Goodwill	276.2	275.5
Other assets, net	26.7	32.9

Total assets	$1,811.0	$1,795.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$120.3	$140.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	1.7	1.9
Accrued liabilities	320.3	317.9

Total current liabilities	442.3	460.5

Long-term debt and capital lease obligations	422.4	426.2
Other liabilities	262.4	270.9

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	0.0	0.0
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	98.0	91.1
Retained earnings	894.0	836.1
Treasury stock 589,403 and 552,463 shares in 2010 and 2009, respectively, at cost	(26.6)	(26.8)
Accumulated other comprehensive loss	(282.1)	(263.3)

Total shareholders’ equity	683.9	637.7

Total liabilities and shareholders’ equity	$1,811.0	$1,795.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 Weeks Ended
(In millions)	June 26, 2010	June 27, 2009
Operating Activities:
Net income	$105.0	$58.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.8	24.2
Equity compensation	5.2	5.2
Amortization of debt issuance costs	0.4	0.5
Net gain on disposal of assets, including insurance recoveries	(0.1)	(9.9)
Provision for bad debts	6.3	3.4
Writedown of inventories	9.8	8.9
Non-cash impact of re-engineering and impairment costs	0.0	29.1
Net change in deferred income taxes	(11.1)	(3.7)
Excess tax benefits from share-based payment arrangements	(4.1)	(0.3)
Changes in assets and liabilities:
Accounts and notes receivable	(11.2)	(14.0)
Inventories	(40.1)	7.3
Non-trade amounts receivable	(5.0)	2.9
Prepaid expenses	(3.4)	(3.4)
Other assets	(0.3)	0.3
Accounts payable and accrued liabilities	2.3	(27.4)
Income taxes payable	4.3	(5.9)
Other liabilities	2.4	0.6
Net cash impact from hedging activity	(0.3)	11.1
Other	(0.2)	(0.1)

Net cash provided by operating activities	84.7	87.4

Investing Activities:
Capital expenditures	(20.3)	(16.0)
Proceeds from disposal of property, plant and equipment	1.6	2.0

Net cash used in investing activities	(18.7)	(14.0)

Financing Activities:
Dividend payments to shareholders	(31.5)	(27.4)
Proceeds from exercise of stock options	9.0	3.3
Repurchase of common stock	(26.5)	0.0
Repayment of long-term debt and capital lease obligations	(0.9)	(20.8)
Net change in short-term debt	0.0	(1.9)
Excess tax benefits from share-based payment arrangements	4.1	0.3

Net cash used in financing activities	(45.8)	(46.5)

Effect of exchange rate changes on cash and cash equivalents	(11.3)	6.2

Net change in cash and cash equivalents	8.9	33.1
Cash and cash equivalents at beginning of year	112.4	124.8

Cash and cash equivalents at end of period	$121.3	$157.9

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

Out-of-Period Amounts: In the second quarter of 2010, the Company identified certain accounting errors in its Consolidated Financial Statements for the first quarter of 2010 and periods prior to 2010. To correct these errors, the Company recorded in the Consolidated Statement of Income for the 13 weeks ended June 26, 2010 a $4.0 million reduction of net sales and increases of $0.5 million of cost of products sold and $5.9 million of delivery, sales and administrative expense (DS&A). The after tax impact of recording these adjustments was an $8.8 million reduction of net income or 14 cents per diluted share, of which $2.8 million related to the first quarter of 2010 and the remaining $6.0 million related to periods prior to 2010. The amounts related to errors identified in the financial reporting at the Company’s Russian subsidiary, which resulted in overstatements of sales, including promotional credits that had not been recorded timely, prepaid expenses that should have been reflected in expenses in earlier time periods, inappropriate levels of accruals for certain promotional events and other operating liabilities and insufficient bad debt reserves. The Company determined that the errors were not material to the financial statements in the periods in which they originated and, accordingly, a restatement of those financial statements was not necessary. The Company also determined that the impact of correcting the errors in the current period was not material to its second quarter 2010 financial statements.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in DS&A totaled $33.8 million and $31.1 million for the second quarters of 2010 and 2009, respectively, and $66.8 million and $58.3 million for the year-to-date periods ended June 26, 2010 and June 27, 2009, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and other sales force compensation expenses included in DS&A totaled $98.5 million and $91.5 million for the second quarters of 2010 and 2009, respectively, and $199.9 million and $177.2 million for the year-to-date periods ended June 26, 2010 and June 27, 2009, respectively.

Note 4: Inventories

	June 26, 2010	December 26, 2009
	(in millions)
Finished goods	$188.7	$182.4
Work in process	24.5	19.6
Raw materials and supplies	73.1	63.5

Total inventories	$286.3	$265.5

Note 5: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance share units. The Company’s potential common stock are excluded from the basic per share calculation and are included in the diluted per share calculation when doing so would not be anti-dilutive. Performance share awards are included in the diluted per share calculation when the performance criteria are achieved and when doing so would not be anti-dilutive.

The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) using the two-class method of computing earnings per share. The Company had 0.2 million in unvested share-based payment awards outstanding in both the second quarter and year-to-date period of 2010 and 2009 that were classified as participating securities. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company has determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company’s history of paying dividends equally on a per share basis.

The elements of the earnings per share computations were as follows (in millions except per share amounts):

	13 Weeks Ended June 26, 2010	13 Weeks Ended June 27, 2009	26 Weeks Ended June 26, 2010	26 Weeks Ended June 27, 2009
Net income	$57.9	$33.1	$105.0	$58.6
Less dividends declared:
To common shareholders	15.7	13.8	31.5	27.6
To participating security holders	0.1	0.1	0.2	0.1

Total undistributed earnings	$42.1	$19.2	$73.3	$30.9

Undistributed earnings to common shareholders	$42.0	$19.1	$73.1	$30.8
Undistributed earnings to participating security holders	0.1	0.1	0.2	0.1

Net income available to common shareholders for basic and diluted earnings per share	$57.7	$32.9	$104.6	$58.4

Weighted-average shares of common stock outstanding	62.6	62.2	62.5	62.1
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.3	0.8	1.4	0.5

Weighted-average common and common equivalent shares outstanding	63.9	63.0	63.9	62.6

Basic earnings per share	$0.92	$0.53	$1.67	$0.94

Diluted earnings per share	$0.90	$0.52	$1.64	$0.93

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.5	1.2	0.5	2.9

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods were as follows (in millions):

	13 Weeks Ended June 26, 2010	13 Weeks Ended June 27, 2009	26 Weeks Ended June 26, 2010	26 Weeks Ended June 27, 2009
Net income	$57.9	$33.1	$105.0	$58.6

Foreign currency translation adjustments	(22.6)	62.3	(19.7)	27.9

Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $0.3 and $0.7 million for the second quarters of 2010 and 2009, respectively, and $(0.2) and $1.4 million for the respective year-to-date periods.	0.6	0.4	(0.4)	2.1

Pension and other post retirement costs, net of tax provision of $0.4 million for the second quarter of 2009 and $0.4 and $1.3 million for the 2010 and 2009 year-to-date periods, respectively.	0.0	0.4	1.3	1.9

Comprehensive income	$35.9	$96.2	$86.2	$90.5

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity.

Note 7: Re-engineering Costs

The Company recorded $2.0 million and $3.6 million in re-engineering and impairment charges during the second quarter and first half of 2010, respectively, primarily related to severance costs incurred in its Argentina, BeautiControl, France, Greece, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures and relocation costs in Japan.

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

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of June 26, 2010 and December 26, 2009 were as follows (in millions):

	June 26, 2010	December 26, 2009
Beginning of the year balance	$1.5	$2.2
Provision	3.6	8.0
Cash expenditures:
Severance	(2.5)	(5.4)
Other	(0.8)	(1.2)
Non-cash impairments	0.0	(2.1)

End of period balance	$1.8	$1.5

The remaining accrual balance of $1.8 million as of June 26, 2010, relates primarily to severance payments expected to be made by several units by the end of 2010.

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

In 2009, the Company determined it had a triggering event due to the fact that current and forecasted future results of operations in certain markets were below its prior projections and as such completed interim valuations resulting in recording impairment charges totaling $28.1 million related to its Nutrimetics, NaturCare and the South African beauty businesses. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. No subsequent impairments have been recorded. The Company completed its annual valuation of the BeautiControl reporting unit determining no impairment had occurred and expects to complete the valuation of the remaining units during their annual evaluation in the third quarter.

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

Worldwide sales of beauty and personal care products totaled $167.1 million and $159.1 million in the second quarters of 2010 and 2009, respectively, and $316.9 million and $296.0 million for the year-to-date periods ended June 26, 2010 and June 27, 2009, respectively.

(In millions)	13 Weeks Ended June 26, 2010	13 Weeks Ended June 27, 2009	26 Weeks Ended June 26, 2010	26 Weeks Ended June 27, 2009
Net sales:
Tupperware:
Europe	$181.8	$176.1	$401.8	$357.2
Asia Pacific	108.5	91.3	206.8	163.2
North America	88.9	79.8	164.8	140.1
Beauty:
North America	106.5	103.1	200.0	190.5
Other	79.4	74.4	148.8	136.5

Total net sales	$565.1	$524.7	$1,122.2	$987.5

Segment profit:
Tupperware:
Europe	$26.0	$30.6	$73.4	$61.4
Asia Pacific	23.8	17.4	42.6	27.4
North America	19.3	13.0	27.1	15.0
Beauty:
North America	17.3	17.4	26.9	27.0
Other	8.3	7.4	9.0	10.2

Total segment profit	94.7	85.8	179.0	141.0

Unallocated expenses	(12.6)	(11.2)	(25.3)	(24.0)
Other income (a)	0.0	10.1	0.0	10.1
Re-engineering and impairment charges (b)	(2.0)	(1.4)	(3.6)	(4.1)
Impairment of goodwill and intangible assets (b)	0.0	(28.1)	0.0	(28.1)
Interest expense, net	(6.4)	(6.2)	(13.4)	(13.6)

Income before taxes	$73.7	$49.0	$136.7	$81.3

			June 26, 2010	December 26, 2009

Identifiable assets:
Tupperware:
Europe			$346.9	$382.8
Asia Pacific			198.7	189.5
North America			162.3	132.7
Beauty:
North America			416.2	405.8
Other			264.5	258.9
Corporate			422.4	425.6

Total identifiable assets			$1,811.0	$1,795.3

(a)	Other income of $10.1 million in the second quarter and year-to-date periods of 2009 reflects a gain related to a 2007 fire at the Company’s manufacturing facility in South Carolina.
(b)	See Notes 7 and 8 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

Note 10: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of June 26, 2010, the applicable margin was 62.5 basis points. Although the Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total debt outstanding under the Credit Agreement at fixed rates, which is achieved through the use of interest rate swaps. As of June 26, 2010, the Company had interest rate swap agreements that fixed its entire outstanding term loan. The swap agreements combined with the contractual spread dictated by the Credit Agreement, gave the Company an all-in effective rate of about 4.7 percent as of June 26, 2010. Term loan borrowings outstanding under the Credit Agreement totaled $405.0 million as of June 26, 2010 and December 26, 2009. The Company had no amount outstanding on its $200 million revolving line of credit as of June 26, 2010 and December 26, 2009.

At June 26, 2010, the Company had $355.5 million of unused lines of credit, including $199.1 million under the committed, secured $200 million revolving line of credit and $156.4 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit.

The Credit Agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, the Company does not currently expect this to occur. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The Company was in compliance with these covenants as of June 26, 2010.

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be a component of interest expense and totaled a gain of $1.6 million and $0.9 million in the second quarters of 2010 and 2009, respectively, and $2.5 million and $1.3 million for the year-to-date periods of 2010 and 2009, respectively.

The Company uses derivative financial instruments to hedge certain foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is initially reported as a component of other comprehensive income, and is subsequently recognized in earnings when the hedged item affects earnings. Consequently, the balance at the end of each reporting period in other accumulated comprehensive income relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. Forward points, as a component of interest expense, totaled a loss of $0.5 million and $0.6 million in the second quarters of 2010 and 2009, respectively, and $1.1 million and $1.7 million for the year-to-date periods of 2010 and 2009, respectively.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedge, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the second quarters of 2010 and 2009, the Company recorded, in foreign currency translation adjustments, a net gain (loss) associated with its net equity hedges of $2.1 million and $(6.2) million, net of tax provision (benefit) of $1.2 million and $(3.5) million, respectively. For the year-to-date periods ended June 26, 2010 and June 27, 2009, the Company recorded net losses of $0.1 million and $1.2 million related to these net equity hedges, net of tax benefit of $0.1 million and $0.6 million, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. Forward points, as a component of interest expense, totaled a loss of $1.8 million and $0.5 million in the second quarters of 2010 and 2009, respectively, and $3.6 million and $1.0 million for the year-to-date periods of 2010 and 2009, respectively.

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of June 26, 2010 and December 26, 2009:

	June 26, 2010		December 26, 2009
(in millions)	Buy	Sell	Buy	Sell
Euro	$36.5		$8.5
South African rand	11.2		0.2
U.S. dollars	7.9		96.9
Swiss francs	4.4			$8.1
New Zealand dollars	3.4		3.2
South Korean won	1.9		4.1
Uruguayan peso	1.6			0.8
Indonesian rupiah	1.3			4.5
Brazilian real	0.4			2.6
Danish krona	0.1		1.0
Singapore dollars	0.1		0.3
Mexican peso		$32.6		57.8
Japanese yen		8.4		1.7
Polish zloty		5.0		7.7
Russian ruble		4.3		5.2
Australian dollars		4.0		5.8
Philippine pesos		3.0		5.5
U.K. pounds		2.9		2.4
Argentine pesos		2.5		5.7
Croatian kuna		2.5		2.7
Thai baht		2.0		1.9
Turkish Lira		1.9		0.0
Norwegian krona		1.2		2.2
Swedish krona		1.2		1.4
Canadian dollars		1.0		4.8
Indian rupee		0.8		0.8
Czech koruna		0.5		3.2
Lithuanian litas		0.5		0.6
Hungarian forint		0.3		1.2
Malaysian ringgit		0.2	10.1
Other currencies (net)		0.0		0.5

	$68.8	$74.8	$124.3	$127.1

The amounts above are the net position of each currency, and in some cases the position is between two foreign currencies.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. In the first half of 2010, the cash flow impact of these currency hedges was an outflow of $0.3 million. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate during the term of the loan. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent.

During 2008, the Company entered into forward interest rate agreements that swap into a fixed rate for 2010, $100 million of the Company’s LIBOR – based floating obligation. The Company will pay 1.9 percent on the $100 million for 2010, plus the spread under the Credit Agreement, which was 62.5 basis points as of June 26, 2010.

The swap agreements, combined with the contractual spread dictated by the Credit Agreement, gave the Company an all-in effective rate on its term loans of about 4.7 percent as of June 26, 2010.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $27.8 million ($17.6 million net of tax) and $27.9 million ($17.6 million net of tax) as of June 26, 2010 and December 26, 2009, respectively, which is mainly included as a component of accumulated other comprehensive income. Subsequent to the first quarter of 2009, the Company made voluntary repayments of a portion of its term loans, resulting in some interest rate swaps being partially ineffective; however, the impact to the first half of 2010 was minimal. The Company has not made any voluntary principal payments in the first half of 2010.

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s financial position at June 26, 2010 and December 26, 2009:

	June 26, 2010
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$0.0	Other liabilities	$27.8
Foreign exchange contracts	Non-trade amounts receivable	11.8	Accrued liabilities	17.0

Total derivatives designated as hedging instruments		$11.8		$44.8

	December 26, 2009
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$0.0	Other liabilities	$27.9
Foreign exchange contracts	Non-trade amounts receivable	16.3	Accrued liabilities	17.4

Total derivatives designated as hedging instruments		$16.3		$45.3

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s operations for the second quarters ended June 26, 2010 and June 27, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2010	2009		2010	2009
Foreign exchange contracts	Other expense	$(2.7)	$13.7	Other expense	$2.6	$(13.7)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
	2010	2009		2010	2009		2010	2009
Cash flow hedging relationships
Interest rate contracts	$0.1	$4.9	Interest expense	$0.0	$0.0	Interest expense	$0.1	$0.0

Foreign exchange contracts	$1.4	$(2.4)	Cost of products sold and DS&A	$0.1	$1.5	Interest expense	$(0.5)	$(0.6)

Net equity hedging relationships
Foreign exchange contracts	$3.3	$(9.7)	Other expense	$0.0	$0.0	Interest expense	$(1.8)	$(0.5)

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s operations for the year-to-date periods ended June 26, 2010 and June 27, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2010	2009		2010	2009
Foreign exchange contracts	Other expense	$(3.0)	$19.3	Other expense	$2.9	$(19.5)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
	2010	2009		2010	2009		2010	2009
Cash flow hedging relationships
Interest rate contracts	$0.0	$6.5	Interest expense	$0.0	$0.0	Interest expense	$0.1	$0.0

Foreign exchange contracts	$0.3	$(0.3)	Cost of products sold and DS&A	$0.1	$3.1	Interest expense	$(1.1)	$(1.7)

Net equity hedging relationships
Foreign exchange contracts	$(0.2)	$(1.8)	Other expense	$0.0	$0.0	Interest expense	$(3.6)	$(1.0)

Note 12: Fair Value Measurements

The Company applies the applicable accounting guidance for fair value measurements. This guidance provides the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and expands fair value disclosure requirements.

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

Description of Assets (in millions)	June 26, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5.2	$5.2	0.0	$0.0
Foreign currency derivative contracts	11.8	0.0	11.8	0.0

Total	$17.0	$5.2	$11.8	$0.0

Description of Liabilities (in millions)
Interest rate swaps	$27.8	$0.0	$27.8	$0.0
Foreign currency derivative contracts	17.0	0.0	17.0	0.0

Total	$44.8	$0.0	$44.8	$0.0

Description of Assets (in millions)	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency derivative contracts	$16.3	$0.0	$16.3	$0.0

Description of Liabilities (in millions)
Interest rate swaps	$27.9	$0.0	$27.9	$0.0
Foreign currency derivative contracts	17.4	0.0	17.4	0.0

Total	$45.3	$0.0	$45.3	$0.0

The Company uses financial instruments to hedge certain of its exposures and to manage the impact of foreign exchange on its financial statements. As of June 26, 2010 and December 26, 2009 the Company held foreign currency forward contracts to hedge various currency exposures, which had a net fair value of negative $5.2 million and $1.1 million, respectively based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 11 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. In 2009, the Company made a voluntary payment on its term debt resulting in some interest rate swaps being partially ineffective; however, the impact to the first half of 2010 was minimal. There was no ineffectiveness of the interest rate swap hedges in the first half of 2009.

Included in the Company’s cash equivalents balance as of June 26, 2010 was $5.2 million in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets. There were no such amounts held as of December 26, 2009.

Fair Value of Financial Instruments

Due to their short maturities or insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 26, 2010. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that based on current market conditions the value of that debt was about $390 million compared to the carrying value of $405 million at June 26, 2010. The lower fair value results from the difference in the interest rate spread under the Credit Agreement, which was 62.5 basis points at June 26, 2010, versus the interest spread that the Company believes it would have been able to obtain at June 26, 2010.

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 26, 2010 and June 27, 2009 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2.3	$1.9	$0.0	$0.0	$4.6	$3.7	$0.0	$0.0
Interest cost	2.4	2.4	0.4	0.5	5.0	4.7	0.9	1.1
Expected return on plan assets	(1.6)	(1.5)	0.0	0.0	(3.2)	(3.0)	0.0	0.0
Net amortization	1.0	0.9	0.0	0.0	1.7	1.9	(0.1)	(0.1)

Net periodic benefit cost	$4.1	$3.7	$0.4	$0.5	$8.1	$7.3	$0.8	$1.0

During the first half of 2010 and 2009, approximately $1.6 million and $1.8 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above.

Note 14: Income Taxes

As of June 26, 2010 and December 26, 2009, the Company’s gross unrecognized tax benefit was $50.3 million and $53.1 million, respectively. The Company estimates that approximately $45.6 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $4.3 million and $12.4 million as of June 26, 2010 and December 26, 2009, respectively.

In the first half of 2010 the Company settled uncertain tax positions related to certain entities in Mexico for which the Company was indemnified. As a result of the settlement, gross unrecognized tax benefits decreased by $4.2 million and related interest and penalties decreased by $7.7 million. The accrual for uncertain tax positions has also increased in the first half of 2010, for positions being taken in various tax filings.

The Company expects to settle one or more foreign audits in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions in the range of $2.0 million to $3.0 million. For the remaining balance as of June 26, 2010, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not expect other material changes in the next 12 months, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease primarily related to audits in various foreign jurisdictions that may conclude during that period. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The effective tax rate for the second quarter of 2010 was 21.5 percent compared with 32.5 percent for the comparable 2009 period. The decrease was primarily due to the negative impact on the rate of certain intangible impairment charges in the second quarter of 2009. In addition, in the second quarter of 2010, there was a benefit from the reduction in certain deferred tax liabilities due to legislative changes in Mexico. The effective rate for the first half of 2010 was 23.2 percent compared with 27.8 percent for the comparable 2009 period, with the change due mainly to the same items impacting the rate for the quarter. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 15: Statement of Cash Flow Supplemental Disclosure

Under the Company’s stock incentive programs, employees are allowed to use shares to satisfy the minimum statutorily required withholding taxes. In the first half of 2010, 33,012 shares were retained to fund withholding taxes, totaling $1.5 million which was included as a component of stock repurchases in the Consolidated Statement of Cash Flows. No shares were retained to fund withholding tax requirements in the first half of 2009.

Note 16: Stock Based Compensation

The Company records compensation expense using the applicable accounting guidance for share-based payments for stock options, restricted stock and restricted stock units granted to directors and employees. Compensation expense is recorded based on the fair value of the award using the straight-line method over the requisite service period.

Stock Options

Stock options to purchase the Company’s common stock are granted to employees, by a Committee of the Company’s Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and expire 10 years from the date of grant. No stock options were granted in the first half of 2010. In February 2009, the Company granted stock options on 117,850 shares. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2009 option grants: dividend yield of 2.9 percent; expected volatility of 37 percent; risk-free interest rate of 2.3 percent; and expected lives of 8 years. The weighted grant date fair value of the stock options granted during the first quarter of 2009 was $5.65 per share. Compensation expense associated with all outstanding stock option awards was $0.7 million and $0.6 million in the second quarters of 2010 and 2009, respectively, and $1.3 million and $1.9 million in the year-to-date periods of 2010 and 2009, respectively.

Stock option activity for 2010 under all of the Company’s incentive plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 26, 2009	4,012,277	$24.08	2,779,618	$21.27
Granted	0	0
Expired / Forfeited	(1,200)	33.77
Exercised	(441,416)	20.28

Balance at June 26, 2010	3,569,661	$24.55	2,387,252	$21.44

The intrinsic value of options exercised during the second quarters of 2010 and 2009 totaled $10.6 million and $1.5 million, respectively, and $12.9 million and $1.6 million for the year-to-date periods of 2010 and 2009, respectively.

Restricted Stock and Restricted Stock Units

The Company also grants restricted stock and restricted stock units to its employees and directors. The Company has time-vested and performance-vested awards. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the shares on the date of grant, and for time-vested awards is recorded pro-rata over the required service period ranging from one to six years. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria and the required service period.

The Company granted 6,255 shares of time-vested restricted stock in January 2010 with a weighted average fair value of $42.54 per share that vest over a period of approximately 2.6 years from the date of grant. In May 2010, the Company granted 24,180 time-vested restricted stock units with a fair value of $47.05 per share that vest over one year from date of grant. The Company also granted performance-vested awards totaling 61,400 shares under its performance share plan in February 2010. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures. In February 2009, the Company granted 250,000 shares of time-vested restricted stock with a fair value of $17.36 per share which vests over an average period of 5.5 years and 149,025 shares under its performance share plan with a fair value of $17.36. For the second quarters of 2010 and 2009, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $1.9 million and $2.0 million, respectively. Such expense was $3.9 million and $3.3 million for the year-to-date periods of 2010 and 2009, respectively.

Restricted stock, restricted stock unit and performance share award activity for 2010 under all of the Company’s incentive plans is summarized in the following table:

Restricted stock, restricted stock units and performance shares	Shares outstanding	Weighted average grant date fair value
Balance at December 26, 2009	1,060,846	$21.22
Granted	91,835	45.87
Performance share performance adjustment	9,459	45.74
Vested	(154,890)	19.09
Forfeited	(15,245)	29.94

Balance at June 26, 2010	992,005	$24.24

The fair value of restricted stock, restricted stock units and performance shares vested in the second quarter of 2010 was $2.2 million, and $7.2 million and $0.2 million for the year-to-date periods of 2010 and 2009, respectively. No such awards vested in the second quarter of 2009. As of June 26, 2010, total unrecognized stock based compensation expense related to all stock based awards was $17.0 million, which is expected to be recognized over a weighted average period of 27.5 months. The average remaining contractual life on outstanding and exercisable stock options was 5.8 years and 4.6 years, respectively.

Note 17: New Accounting Pronouncements

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

The following is a discussion of the results of operations for the 13 and 26 weeks ended June 26, 2010 compared with the 13 and 26 weeks ended June 27, 2009 and changes in financial condition during the 26 weeks ended June 26, 2010.

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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
Dollars in millions, except per share amounts	June 26, 2010	June 27, 2009
Net sales	$565.1	$524.7	8%		6%	$8.3
Gross margin as percent of sales	67.9%	66.5%	1.4	pp	na	na
DS&A as percent of sales	53.3%	52.3%	1.0	pp	na	na
Operating income	$ 80.1	$55.2	45%		40%	$2.0
Net income	57.9	33.1	75		67	1.6
Net income per diluted share	0.90	0.52	73		64	0.03

	26 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
Dollars in millions, except per share amounts	June 26, 2010	June 27, 2009
Net sales	$1,122.2	$987.5	14%		9%	$46.2
Gross margin as percent of sales	67.4%	66.0%	1.4	pp	na	na
DS&A as percent of sales	53.7%	54.0%	(0.3	)pp	na	na
Operating income	$150.7	$96.4	56%		44%	$8.4
Net income	105.0	58.6	79		61	6.5
Net income per diluted share	1.64	0.93	76		58	0.11

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

As discussed in Note 1 to the Consolidated Financial Statements, the Company identified certain accounting errors in its Russian subsidiary which resulted in amounts being recorded in the second quarter of 2010 that related to prior periods. The amounts recorded in the Consolidated Statement of Income for the 13 weeks ended June 26, 2010 were a $4.0 million reduction of net sales, a $0.5 million increase of cost of products sold and a $5.9 million increase of delivery, sales and administrative expense (DS&A).

The errors resulted in overstatements of net income of $2.8 million in the first quarter of 2010 and $6.0 million in periods prior to 2010 and led to overstatements of sales, including promotional credits that were not recorded timely, prepaid expenses that should have been reflected in expenses in earlier time periods, inappropriate levels of accruals for certain promotional events and other operating liabilities and insufficient bad debt reserves. The Company determined that the errors were not material to the financial statements in the periods in which they originated and accordingly that a restatement of those financial statements was not necessary. The Company also determined the impact of correcting the errors was not material to its second quarter 2010 financial statements. The Company evaluated the relevant internal controls over financial reporting in light of the deficiencies in internal controls noted and did not identify any material weakness in internal control over financial reporting.

Total local currency net sales increased 6 percent in the second quarter of 2010 compared with the same period of 2009. The Company’s businesses operating in emerging market economies, those with “low” to “medium” GDP per capita as determined by the World Bank, experienced strong growth in the quarter with a 15 percent increase in local currency sales. The

Company’s units that operate in established economy markets as a group had local currency sales slightly lower than 2009. Among the emerging market units, the main increases were in Brazil, China, Indonesia, Tupperware Mexico and South Africa. Among the established market businesses, Austria and France showed significant improvements, while BeautiControl and Tupperware Australia and Japan had lower sales in the quarter. On a local currency basis, operating income and net income increased in the second quarter of 2010 compared with the same period of 2009, although the comparison was negatively impacted by the out of period amounts. The increase in operating and net income exclusive of these amounts reflected improvements in all of the Company’s Tupperware segments and in its Beauty Other segment, net of a small decrease in profit in the Beauty North America segment.

Local currency sales for the year-to-date period of 2010 increased 9 percent compared with the same period of 2009. The units and factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the second quarter comparisons.

The Company’s net working capital position increased in the first half of 2010 by $36.8 million, reflecting higher inventory and a reduction in accounts payable in light of the timing of the Company’s purchases and payments around its fiscal year end compared with the end of the second quarter. The Company closed the second quarter of 2010 with a debt to total capital ratio of 38 percent compared with 40 percent at the end of 2009; however, the ratio was significantly less compared with 50 percent at the end of 2009’s second quarter, reflecting the repayment of $120 million of term loans in the last half of 2009 and higher equity. Total capital is defined as total debt plus shareholders’ equity. Net cash flow provided by operating activities was $84.7 million for the first half of 2010 compared with $87.4 million for the same period of 2009. The comparison mainly reflected an increase in net income without 2009’s non-cash impact of impairment costs, along with a small increase in accounts payable and accruals compared with a large decrease in 2009, that together were slightly less than an outflow from higher inventory in 2010 versus a small inflow in 2009.

Net Sales

Local currency sales in the second quarter of 2010 were 6 percent higher compared with the same period of 2009. The improvements were driven mainly by the Company’s emerging markets which accounted for 56 percent and 51 percent of the Company sales for the second quarters of 2010 and 2009, respectively. Total sales for the emerging markets increased $49.8 million, or 19 percent in the second quarter of 2010, compared with the same period of 2009, which included a positive $9.5 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 15 percent. The substantial increase in local currency sales in the Company’s emerging markets was primarily in Brazil, China, Indonesia, Tupperware Mexico and South Africa. The core businesses in all of these units performed very well mainly due to higher total and active sales forces along with larger sales per order. The reported and local currency sales in the Company’s established market businesses in the second quarter of 2010 were slightly lower than last year. Among these units, local currency sales growth in Austria and France was particularly high reflecting strong recruiting and larger sales forces. BeautiControl and Tupperware Australia and Japan had the only notable declines, reflecting smaller sales force sizes.

On a year-to-date basis, emerging markets accounted for 55 percent and 50 percent of total Company sales for 2010 and 2009, respectively. Total sales on a reported basis in the emerging markets increased $125.7 million, or 26 percent. This reflected a positive impact of changes in foreign currency exchange rates of $30.4 million. Excluding the impact of foreign currency, sales increased in these markets by 18 percent. The Company’s established market businesses increased slightly on a reported basis for the year-to-date period of 2010; however, decreased slightly when excluding the impact of stronger foreign currencies on the comparison.

The year-to-date fluctuations largely followed those of the quarter with local currency sales growth in all the segments except Beauty North America; however, in the first quarter of 2010, the Company’s sales were higher by $8 million in local currency from business-to-business sales, while for the second quarter the impact on the comparison was positive $2 million. As such, the impact on the year-to-date comparison from business-to-business sales was more significant compared with the quarter comparison. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends.

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

The Company recorded $2.0 million and $3.6 million in re-engineering and impairment charges during the second quarter and first half of 2010, respectively, primarily related to severance costs incurred in the Company’s Argentina, BeautiControl, France, Greece, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures and relocation costs in Japan.

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

In the last half of 2010, the Company expects to incur approximately $6.4 million of costs related to small scale headcount reductions in several of its operations.

The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. The Company conducts an annual impairment test of goodwill and intangible assets in the third quarter of each year, other than for BeautiControl where the annual impairment test is performed in the second quarter, and in other quarters in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred. The impairment assessment is completed by estimating the fair value of the reporting units and intangible assets and comparing these estimates with their carrying values.

In the second quarter of 2009, the Company noted that financial results of the Nutrimetics, NaturCare and South African beauty businesses were not meeting the projections used in the 2008 valuation and given the sensitivity of the valuations to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reflecting reduced future forecasts in these businesses, including the impact of the external environment. The result of the interim impairment tests was to record tradename impairments of $10.1 million for Nutrimetics, $4.2 million for NaturCare and $2.0 million for Avroy Shlain in the second quarter of 2009. In addition to the impairment of tradenames, the Company also impaired goodwill by $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. The Company has not subsequently recorded any impairments. Refer to Note 8 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.

The Company completed its annual impairment test of the BeautiControl reporting units determining no impairment had occurred. It expects to complete the impairment test of the remaining units during their annual evaluation in the third quarter.

Gross Margin

Gross margin as a percentage of sales was 67.9 percent in the second quarter of 2010 and 66.5 percent in the second quarter of 2009. The increase of 1.4 percentage points was from leverage from a higher sales volume in the second quarter of 2010, lower costs in Indonesia as the result of a higher percentage of local procurement and an improved value chain in Fuller Mexico partially offset by higher resin costs.

For the year-to-date period gross margin as a percentage of sales was 67.4 percent in 2010 compared with 66.0 for the same period of 2009. The 1.4 percentage increase in gross margin mainly reflected leverage from a higher sale volume and the improved value chain in Fuller Mexico.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

DS&A increased as a percentage of sales to 53.3 percent for the second quarter of 2010 compared with 52.3 percent in 2009. For the year-to-date period DS&A as a percentage of sales was 53.7 percent compared to 54.0 percent for the comparable 2009 period. The increase in the quarter was mainly due to higher bad debt reserves and promotional cost in Russia as well as higher spending compared with last year on incremental efforts to grow the sales forces and on building brand recognition in certain markets, partially offset by the leverage from a higher sales volume due to the fixed nature of a portion of the costs included in this caption.

The year-to-date fluctuations largely followed those for the quarter; however, as noted above, the Company had a significant increase in business-to-business sales in 2010, mainly in the first quarter. These sales required less operating costs and improved DS&A costs as a percent of sales and contributed to the overall improvement on the year-to-date comparison.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was $6.4 million for the second quarter of 2010 compared with $6.2 million for the same period of 2009. The increase was mainly due to higher expense incurred for forward points from hedging activities, partially offset by a decrease in the Company’s outstanding average debt this year compared with the same period in 2009, as the Company made $120 million in voluntary debt payments in the last half of 2009. For the first half of 2010 net interest expense was $13.4 million compared with $13.6 million for the same period of 2009. The decrease was mainly related to a lower average debt level.

Tax Rate

The effective tax rate for the second quarter of 2010 was 21.5 percent compared with 32.5 percent for the comparable 2009 period. The decrease was primarily due to the negative impact on the rate of certain intangible impairment charges in the second quarter of 2009. In addition, in the second quarter of 2010, there was a benefit from the reduction in certain deferred tax liabilities due to legislative changes in Mexico. The effective rate for the first half of 2010 was 23.2 percent compared with 27.8 percent for the comparable 2009 period, with the change due mainly to the same items impacting the rate for the quarter. The effective tax rates are below the U.S. statutory rate reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

As discussed in Note 14 to the Consolidated Financial Statements, the Company’s uncertain tax positions increase the potential for volatility in the tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income

Net income in the second quarter of 2010 increased by 75 percent compared to the same period of 2009, partly resulting from the positive impact of stronger foreign currencies. Excluding the impact of these currencies, net income increased 67 percent in the second quarter compared with last year. In addition to the net impact of not having last year’s charges for the impairment of goodwill and intangible assets and insurance recovery, the local currency increase in net income was mainly due to the improvements in the Company’s Tupperware segments reflecting the contribution margin on higher sales. Higher profit in the Beauty Other segment also contributed to the net income improvement, which mainly came from higher sales volume in Brazil. Partially offsetting these improvements was a profit decline in the Beauty North America segment due to lower sales results by BeautiControl. There was also a positive impact on the comparison from a lower tax rate in 2010 primarily due to the lack of a tax benefit associated with the intangible impairment charges recorded in the second quarter of 2009.

Net income for the year-to-date period of 2010 increased 79 percent compared to the same period of 2009, including a favorable impact from positive foreign currencies. Excluding the impact from foreign currencies, net income increased by 61 percent compared to the same period of 2009. The factors impacting the year-to-date net income comparisons were similar to those impacting the second quarter comparisons.

International operations in the second quarter generated 87 percent and 85 percent of sales respectively in 2010 and 2009 and accounted for 91 percent of net segment profit for both years. For the year-to-date periods, international operations generated 88 percent and 85 percent of sales and 95 percent and 93 percent of net segment profit in 2010 and 2009, respectively.

The Company generated 30 percent of its second quarter and 28 percent of its year-to-date 2010 sales from beauty products, compared with 30 percent for both the second quarter and year-to-date periods of 2009.

Segment Results

Europe

dollars in millions	2010	2009	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2010	2009
Second Quarter
Net sales	$181.8	$176.1	3%		5%	$(3.7)	32	34
Segment profit	26.0	30.6	(15)		(17)	0.5	28	36

Segment profit as percentage of sales	14.3%	17.4%	(3.1	)pp	na	na	na	na

Year-to-Date
Net sales	$401.8	$357.2	12%		8%	$13.9	36	36
Segment profit	73.4	61.4	19		12	4.0	41	44

Segment profit as percentage of sales	18.3%	17.2%	1.1	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

The local currency sales for this segment increased 5 percent compared with the second quarter of 2009. Overall, there was a negative impact on the local currency sales comparison between periods of 2 percentage points from the out-of-period amounts related to Russia. The local currency growth in the segment was driven by a modest growth in both the Company’s emerging and established markets. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 36 percent of reported net sales in this segment for the second quarter of 2010, compared with 34 percent in the second quarter of 2009. The overall improvement in the emerging markets’ local currency sales came primarily from Tupperware South Africa and Turkey due to continued growth in the total sales forces, achieved through further geographic expansion, successful recruiting and higher sales per order.

The increase in the established markets was driven by Austria and France resulting from larger active sales forces, higher sales per order and attractive consumer and recruiting offers. These improvements were partially offset by a significant drop in local currency sales in Greece due to the economic turmoil in that country. The German business showed a slight increase in local currency sales in the second quarter of 2010 compared with the same period last year, resulting from a higher sales force as the result of certain programs implemented by the Company focused on recruiting, training and activity which have worked successfully in other markets.

The segment ended the second quarter of 2010 with a 14 percent higher sales force compared with the same period of 2009.

The year-to-date sales variances largely mirrored those of the quarter.

Segment profit decreased $4.6 million or 15 percent during the second quarter of 2010 compared with the same period of 2009 and excluding the impact of foreign currency, segment profit was 17 percent lower than 2009. The decrease in segment profit reflected the out-of-period amounts recorded in the second quarter in Russia. As a percent of sales segment profit was 14 percent; however excluding the impact of the out-of-period amounts, segment profit as a percent of sales was 20 percent which was an improvement from 17 percent in 2009. The improvement in the segment was driven by higher gross margins compared to the same period last year from the leverage of higher sales volume as well as a favorable product mix.

On a year-to-date basis, segment profit increased in total and as a percentage of sales. Similar to the quarter, the period was negatively impacted by the out-of-period amounts. Excluding these amounts, segment profit as a percent of sales was 20 percent, which was a 3 percentage point increase compared with the same period of 2009. The year-to-date improvement was mainly from the leverage benefit on fixed costs from higher volume.

The euro and South African rand were the main currencies that impacted the year-over-year comparison.

Asia Pacific

dollars in millions	2010	2009	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2010	2009
Second Quarter
Net sales	$108.5	$91.3	19%		9%	$8.5	19	17
Segment profit	23.8	17.4	36		22	2.1	25	20

Segment profit as percentage of sales	21.9%	19.1%	2.8	pp	na	na	na	na

Year-to-Date
Net sales	$206.8	$163.2	27%		13%	$19.2	18	17
Segment profit	42.6	27.4	55		34	4.4	24	19

Segment profit as percentage of sales	20.6%	16.8%	3.8	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Asia Pacific showed significant growth in local currency sales, which came from the emerging markets in the segment. Emerging markets accounted for $72.5 million and $49.4 million, or 67 and 54 percent, of the reported sales in the segment for the second quarters of 2010 and 2009, respectively. Versus 2009, the emerging market sales were positively impacted by $4.7 million due to changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 34 percent in the emerging markets. All of the emerging markets increased by a double-digit percentage over 2009 in local currency, with the most significant contributions to the overall increase being in China, India, Indonesia and Malaysia/Singapore. The sales growth in Indonesia was the result of a larger, more active and more productive sales force, reflecting strong recruiting and retention, successful promotional activities, attractive consumer offers and positive response to brand building initiatives. China ended the quarter with over 3,000 outlets, a new record. China also benefited from higher business-to-business sales. Local currency sales in India and Malaysia/Singapore also showed substantial improvement compared with the second quarter of 2009 due to attractive offers and positive product launches.

The improvements experienced in the emerging markets were partially offset by a significant decline in local currency sales in the established markets in Tupperware Australia and Japan, resulting from lower average active sales forces compared with the second quarter of 2009. The Company has implemented certain strategies in Japan including a new compensation structure and promotional programs focused on recruiting and training, as well as a different product program. The Company believes that its approach in Australia is sound and is working to execute for better results.

Total segment profit increased significantly in the second quarter of 2010 compared with the same period of 2009. Excluding the impact of foreign currencies, segment profit increased 22 percent compared to the same period last year. The increase was mainly from improved sales volume in the emerging markets, as well as an improved gross margin percentage reflecting the leverage on fixed costs from the higher sales volume and a more favorable product mix. Margins were also improved in Indonesia as the market imported a higher percentage of its products in 2009 which resulted in higher costs. There was also leverage from the higher sales on the fixed components of DS&A spending. This was partially offset with higher marketing expenses for continued brand building initiatives.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar, Indonesian rupiah and Malaysian ringgit were the main currencies that led to the positive foreign currency impact on the 2010 sales and profit comparison with 2009.

Tupperware North America

dollars in millions	2010	2009	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2010	2009
Second Quarter
Net sales	$88.9	$79.8	11%		7%	$3.1	16	15
Segment profit	19.3	13.0	49		41	0.7	20	15

Segment profit as percentage of sales	21.7%	16.3%	5.4	pp	na	na	na	na

Year-to-Date
Net sales	$164.8	$140.1	18%		12%	$7.0	15	14
Segment profit	27.1	15.0	81		70	1.0	15	11
Segment profit as percentage of sales	16.4%	10.7%	5.7	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Local currency sales increased 7 percent in the second quarter of 2010 compared with the same period of 2009. The improvement in this segment was driven mainly by a strong growth in core sales by Tupperware Mexico reflecting a higher average active sales force and the timing of sales campaign closes. The United States and Canada sales showed a modest increase in the second quarter of 2010 compared with the same period of 2009, mainly from achieving a higher average sales per order.

The year-to-date sales variances largely mirrored those of the quarter; however sales in Tupperware Mexico were favorably impacted by $6.3 million more in business-to-business sales primarily in the first quarter.

Segment profit increased $6.3 million in the second quarter of 2010 compared with the same period last year. The improvement was driven by the sales increase in Tupperware Mexico, along with more efficient promotional spending and leverage on fixed costs in the DS&A caption. Also positively impacting segment profit this quarter was lower operating expenses in the United States business relating to less promotional expenses from less sales force members qualifying for events and lower commissions earned as fewer individuals met sales targets along with lower marketing costs, partially offset by higher distribution costs.

The year-to-date segment profit variances largely mirrored those of the quarter.

Beauty North America

dollars in millions	2010	2009	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2010	2009
Second Quarter
Net sales	$106.5	$103.1	3%		(2)%	$6.0	19	20
Segment profit	17.3	17.4	0		(6)	1.0	18	20

Segment profit as percentage of sales	16.2%	16.9%	(0.7	)pp	na	na	na	na

Year-to-Date
Net sales	$200.0	$190.5	5%		(2)%	$13.7	18	19
Segment profit	26.9	27.0	0		(8)	2.4	15	19

Segment profit as percentage of sales	13.5%	14.2%	(0.7	)pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Total local currency sales for the segment decreased 2 percent in the second quarter of 2010 compared with 2009, reflecting lower sales by BeautiControl North America where there was a smaller sales force during the quarter compared with last year. At the beginning of 2010, BeautiControl implemented a new sales force compensation plan and continues to focus on sales force training and development. The local currency sales decrease at BeautiControl was partially offset by a modest increase at Fuller Mexico, mainly due to a change in the market’s value chain implemented in the third quarter of 2009. At the end of the second quarter of 2010, the sales force was down 4 percent in this segment, which was from BeautiControl as the Fuller Mexico sales force was 1 percent higher than the end of June 2009.

Segment profit was even with 2009 on a reported basis. Excluding the positive impact from a stronger Mexican peso, segment profit decreased 6 percent compared with last year. The local currency profit decrease was due to the sales decrease, as well as investments made by the Company to support the BeautiControl sales force in its transition to operating under the new compensation plan and initiatives in Fuller Mexico to improve sales force recruiting.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

Beauty Other

dollars in millions	2010	2009	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2010	2009
Second Quarter
Net sales	$79.4	$74.4	7%		15%	$(5.6)	14	14
Segment profit	8.3	7.4	14		60	(2.2)	9	9

Segment profit as percentage of sales	10.5%	9.9%	0.6	pp	na	na	na	na

Year-to-Date
Net sales	$148.8	$136.5	9%		15%	$(7.6)	13	14
Segment profit	9.0	10.2	(11)		46	(4.0)	5	7

Segment profit as percentage of sales	6.0%	7.5%	(1.5	)pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Local currency sales for this segment increased 15 percent in the second quarter of 2010. The increase was mainly from Tupperware Brazil driven by a higher sales force from successful recruiting efforts, and a higher sales per order. Also contributing to the segment sales increase was Argentina due to higher pricing reflecting inflation, the Philippines resulting from a more productive sales force and attractive incentive offers and Venezuela due to higher pricing from inflation. The Nutrimetics businesses as a group were down in local currency compared with the same period for 2009 mainly in Australia and Greece.

The year-to-date sales variances largely mirrored those of the quarter.

Segment profit increased in the second quarter of 2010 compared with last year mainly driven by the higher sales in Brazil and Venezuela, as well as improved gross margins reflecting the leverage from the higher sales volume and increased pricing. For the year-to-date period, reported segment profit decreased compared with last year mainly from the negative impact in Venezuela of using the “parallel” exchange rate in the first five months of 2010 compared with the “official” exchange rate in 2009. Excluding the impact of foreign currency, segment profit increased for the year-to-date period due to reasons similar to those impacting the quarter.

The continued devaluation of the Venezuelan bolivar had an overall negative impact on sales and profit for 2010 compared with 2009. Prior to December 2009, the Company utilized the official rate in Venezuela to translate the results of the subsidiary. In December 2009, the Company considered its past and continued intent to use the parallel rate to settle its U.S. dollar-denominated liabilities and the fact that the Company no longer expected to be able to remit dividends at the official rate. As a result, the Company began translating the Venezuelan sales and profit results at the parallel rate as of the beginning of 2010. In May 2010, the Venezuelan government closed the use of the parallel rate, and consequently this rate is no longer available and can not be used to translate the results from Venezuela. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a new “banded” exchange rate. As the Company believes this will be the primary rate at which it will settle its non-bolivar denominated liabilities and repatriate dividends, it began translating its bolivar denominated transactions and balances at this rate beginning in June 2010. Also, as of the beginning of 2010 Venezuela was determined to be hyper-inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the Venezuelan bolivar on earnings in the second quarter and year-to-date period was a gain of $0.5 million and a loss of $0.5 million, respectively.

Financial Condition

Liquidity and Capital Resources Working capital increased by $36.8 million as of the end of the second quarter of 2010 compared with the end of 2009 to $273.1 million. The increase in working capital was most significantly from higher inventory levels at the end of the second quarter 2010 compared to year end, due mainly to starting the 2010 fiscal year with a relatively low balance and increasing inventory to support the sales volume expected in the second half of the year. Also contributing to the significant increase in working capital were lower accounts payable, in light of the timing of the Company’s purchases and payments around its fiscal year end compared with the end of the second quarter and $8.9 million more cash compared with the end of 2009.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of June 26, 2010, the applicable margin was 62.5 basis points. Although the Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total debt outstanding under the Credit Agreement at fixed rates, which is achieved through the use of interest rate swaps. As of June 26, 2010, the Company had interest rate swap agreements that fixed its entire outstanding term loan. The swap agreements combined with the contractual spread dictated by the Credit Agreement gave the Company an all-in effective rate of about 4.7 percent as of June 26, 2010. Term loan borrowings outstanding under the Credit Agreement totaled $405.0 million as of June 26, 2010 and December 26, 2009. The Company had no borrowings outstanding on its $200 million revolving line of credit as of June 26, 2010 or December 26, 2009.

The Credit Agreement contains customary covenants. The financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. The Company expects to maintain compliance with its debt covenants; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” could cause noncompliance. Due to the high proportion of segment profit earned by the Company’s international operations, the Company’s adjusted covenant earnings as defined in the debt agreement can be significantly impacted by changes in foreign exchange rates. While the covenants are restrictive and could impact the Company’s ability to borrow, pay dividends or make capital investments in its business, the Company does not expect this to occur, based on its current outlook.

The Company monitors the stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and developments in the financial markets beginning in 2008 have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its cash and cash equivalents balance of $121.3 million that may become available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of June 26, 2010, the Company had $199.1 million available under its revolving line of credit and $156.4 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

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

The debt to total capital ratio at the end of the second quarter of 2010 was 38 percent and at the end of 2009 was 40 percent. The ratio at the end of the second quarter of 2009 was 50 percent. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The improvement in the 2010 debt to total capital ratio compared with the second quarter of 2009 reflected $120 million in term loan repayments made in the second half of 2009 and increased shareholders’ equity.

Operating Activities Net cash provided by operating activities for the first half of 2010 was $84.7 million compared with $87.4 million for the same period of 2009. The slight decrease in operating cash flow in 2010 reflected an increase in net income without 2009’s non-cash impact of re-engineering and impairment costs, along with a small increase in accounts payable and accruals compared with a large decrease in 2009, that together were slightly less than the impact of an increase in inventory in 2010 versus a small reduction in 2009 and an inflow from hedging activity in 2009 that did not recur. In 2009, the Company focused on decreasing inventory levels and started the 2010 year with a lower level of inventory compared with last year. It has subsequently grown its inventory to a higher than optimal level that is expected to be addressed in the second half of 2010. The fluctuation in cash flow associated with payment of accounts payable and accruals reflected cash management decisions around the Company’s fiscal 2009 and 2008 year end.

Investing Activities During the first half of 2010 and 2009, the Company spent $20.3 million and $16.0 million for capital expenditures, respectively. In both periods the capital expenditures mainly related to molds for new products, primarily in Europe. In addition to the molds in 2010, the Company spent capital on molding machines and outfitting a new leased facility in India. In the first half of 2009, the Company spent $6.5 million to enhance the distribution capacity at its facility in Hemingway, South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The costs required to replace the distribution capacity at this facility were reimbursed by insurance proceeds and are netted with capital expenditures in the Consolidated Statement of Cash Flows. The 2010 proceeds from disposal of property, plant and equipment were primarily from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. The proceeds in 2009 of $2.0 mainly related to the sale of the Company’s former manufacturing facility in Halls, Tennessee with the remaining being mainly from the sale of automobiles.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters. There were no proceeds from this program during the first half of either 2010 or 2009. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the lack of availability of credit and, as a result, the program will likely continue for a number of years. The Company’s term loan agreement requires it to remit proceeds received from the disposition of excess property, less spending for site improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $31.5 million and $27.4 million in the first half of 2010 and 2009, respectively. The higher 2010 amount was mainly due to an increase in the quarterly dividend per share from $0.22 per share in 2009 to $0.25 in 2010. Proceeds received from the exercise of stock options were $9.0 million and $3.3 million for the first half of 2010 and 2009 respectively. The Company made net payments on borrowings of $0.9 million in the first half of 2010, compared with net payments of $22.7 million during the first half of 2009, reflecting the Company’s voluntary prepayment of $20 million on its term debt in the second quarter.

In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended, at that time, to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Board also authorized the use of cash generated by the Company’s operations to repurchase shares to further offset dilution from its equity incentive plans. In February 2010, the Company announced that its Board of Directors had approved an increase in the share repurchase authorization by $200 million to $350 million, and extended the term of the program to February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans with the intention of keeping the number of shares outstanding at about 63 million. In the first half of 2010, the Company repurchased on the open market 0.6 million shares at an aggregate cost of $25.0 million. No repurchases were made in the first half of 2009. Since inception of the program in May 2007, the Company has repurchased in the open market 4.4 million shares at an aggregate cost of $166.3 million.

Under the Company stock incentive programs, employees are allowed to use shares to satisfy minimum statutorily required withholding taxes. In the first half of 2010, 33,012 shares were retained to fund withholding taxes, totaling $1.5 million, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows. No shares were used to satisfy withholding tax requirements in the first half of 2009.

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

During 2008, the Company entered into forward interest rate agreements that swap into a fixed obligation for 2010, $100 million of its LIBOR-based floating obligation. The Company will pay 1.9 percent on the $100 million for 2010, plus the spread under the Credit Agreement, which was 62.5 basis points as of June 26, 2010.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first half of 2010, the cash flow impact of these currency hedges was an outflow of $0.3 million, while in 2009 it was an inflow of $11.1 million.

The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of June 26, 2010 were to sell Mexican pesos $32.6 million; and Japanese yen $8.4 million and to buy euro $36.5 million; South African rand $11.2; and U.S. dollars $7.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency generates a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of June 26, 2010, the Company was in a net payable position of approximately $5.2 million related to its currency hedges, which upon settlement could have a significant impact on the Company’s cash flow. The Company records the impact of forward points in net interest expense.

A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company’s hedging activities for foreign currency in Note 11 to the Consolidated Financial Statements.

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products and the Company currently estimates that it will include in its 2010 cost of sales about $135 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $13.5 million compared with the prior year. For the second quarter of 2010, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $5 million and positively impacted in the 2010 year-to-date period by about $1 million in local currency due to resin cost changes as compared with 2009. For the full year of 2010, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $10 million on a local currency basis due to resin cost changes as compared with 2009. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotional offers. It may also, on occasion, make advance material purchases to take advantage of favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin prices is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate or otherwise make available cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the ability to timely and effectively implement, transition, maintain and protect the necessary information technology systems and infrastructure;

•	the ability to attract and retain certain executive officers and key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

•

other risks discussed in Item 1A, Risk Factors, of the Company’s 2009 Annual Report on Form 10-K as well as the Company’s Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company’s other filings with the United States Securities and Exchange Commission.

The Company does not intend to update forward-looking information about its earnings other than in its quarterly earnings releases unless it expects diluted earnings per share for the current quarter, excluding adjustment items and the impact of changes in foreign exchange rates, to be significantly below its previous guidance.

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)

3/28/10 – 5/01/10	0	$0	0	$193,663,832
5/02/10 – 5/29/10	149,400	43.79	149,400	187,120,901
5/30/10 – 6/26/10	87,450	39.60	87,450	183,658,055

	236,850	$42.25	236,850	$183,658,055

(a)	In May 2007, the Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $150 million over 5 years. The Company intended at that time to use proceeds from stock option exercises to offset a portion of the dilution that would otherwise result from these exercises. In October 2009, the Company announced it would also use cash generated by its operations to buy shares to further offset dilution from its equity incentive plans. In February 2010, the Company announced its board of directors had increased the share repurchase authorization by $200 million to $350 million, and extended the term of the program to February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans. The intention of the program is to keep the number of shares outstanding at about 63 million shares. In the second quarter of 2010, the Company repurchased on the open market 0.2 million shares at an aggregate cost of $10.0 million under this authorization.

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101*	The following financial statements from Tupperware Brands Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2010, filed on August 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida

August 4, 2010