Form 10-Q
period 2010-09-25
TUPPERWARE BRANDS CORP
filed 2010-11-02
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 weeks ended September 25, 2010

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

As of October 28, 2010, 63,148,396 shares of the common stock, $0.01 par value, of the registrant were outstanding.

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 Weeks Ended
(Dollars in millions, except per share amounts)	September 25, 2010	September 26, 2009

Net sales	$523.2	$514.0
Cost of products sold	176.8	172.4

Gross margin	346.4	341.6

Delivery, sales and administrative expense	284.6	284.4
Re-engineering and impairment charges	0.4	2.4
Gains on disposal of assets including insurance recoveries	0.2	0.0

Operating income	61.6	54.8

Interest income	0.6	0.8
Interest expense	7.1	8.4
Other expense	2.0	4.9

Income before income taxes	53.1	42.3
Provision for income taxes	13.2	10.0

Net income	$39.9	$32.3

Earnings per share:
Basic	$0.64	$0.52
Diluted	0.62	0.50

Weighted-average shares outstanding:
Basic	62.6	62.5
Diluted	63.8	64.0

Dividends declared per common share	$0.25	$0.22

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	39 Weeks Ended
(Dollars in millions, except per share amounts)	September 25, 2010	September 26, 2009

Net sales	$1,645.4	$1,501.5
Cost of products sold	542.6	508.4

Gross margin	1,102.8	993.1

Delivery, sales and administrative expense	886.7	817.4
Re-engineering and impairment charges	4.0	6.5
Impairment of goodwill and intangible assets	0.0	28.1
Gains on disposal of assets including insurance recoveries	0.2	10.1

Operating income	212.3	151.2

Interest income	1.7	2.6
Interest expense	21.6	23.8
Other expense	2.6	6.4

Income before income taxes	189.8	123.6
Provision for income taxes	44.9	32.7

Net income	$144.9	$90.9

Earnings per share:
Basic	$2.31	$1.46
Diluted	2.26	1.44

Weighted-average shares outstanding:
Basic	62.6	62.2
Diluted	63.9	63.1

Dividends declared per common share	$0.75	$0.66

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in millions, except share amounts)	September 25, 2010	December 26, 2009
ASSETS
Cash and cash equivalents	$122.8	$112.4
Accounts receivable, less allowances of $29.2 million in 2010 and $32.8 million in 2009	176.5	181.0
Inventories	313.7	265.5
Deferred income tax benefits, net	70.4	71.5
Non-trade amounts receivable, net	40.4	41.0
Prepaid expenses and other current assets	27.7	25.4

Total current assets	751.5	696.8

Deferred income tax benefits, net	359.2	335.7
Property, plant and equipment, net	247.3	254.6
Long-term receivables, less allowances of $22.6 million in 2010 and $17.1 million in 2009	19.9	22.6
Trademarks and tradenames	168.7	163.6
Other intangible assets, net	11.0	13.6
Goodwill	280.6	275.5
Other assets, net	29.3	32.9

Total assets	$1,867.5	$1,795.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$123.4	$140.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	2.3	1.9
Accrued liabilities	316.6	317.9

Total current liabilities	442.3	460.5

Long-term debt and capital lease obligations	427.2	426.2
Other liabilities	262.9	270.9

Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	0.0	0.0
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	102.2	91.1
Retained earnings	912.3	836.1
Treasury stock 474,494 and 552,463 shares in 2010 and 2009, respectively, at cost	(21.0)	(26.8)
Accumulated other comprehensive loss	(259.0)	(263.3)

Total shareholders’ equity	735.1	637.7

Total liabilities and shareholders’ equity	$1,867.5	$1,795.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 Weeks Ended
(In millions)	September 25, 2010	September 26, 2009
Operating Activities:
Net income	$144.9	$90.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37.0	37.7
Equity compensation	8.0	7.4
Amortization of debt issuance costs	0.5	0.9
Net gain on disposal of assets, including insurance recoveries	(0.1)	(10.0)
Provision for bad debts	9.4	7.3
Writedown of inventories and LIFO adjustments	16.0	14.0
Non-cash impact of re-engineering and impairment costs	0.0	30.1
Net change in deferred income taxes	(10.0)	0.3
Excess tax benefits from share-based payment arrangements	(5.4)	(8.4)
Changes in assets and liabilities:
Accounts and notes receivable	(7.8)	(23.4)
Inventories	(64.7)	(4.7)
Non-trade amounts receivable	(4.8)	(2.8)
Prepaid expenses	(3.9)	(6.5)
Other assets	(2.0)	(1.5)
Accounts payable and accrued liabilities	0.2	(2.8)
Income taxes payable	(7.7)	(16.2)
Other liabilities	2.0	(0.6)
Net cash impact from hedging activity	(7.6)	16.9
Other	(0.5)	0.0

Net cash provided by operating activities	103.5	128.6
Investing Activities:
Capital expenditures	(34.6)	(25.8)
Proceeds from disposal of property, plant and equipment	9.5	2.9
Proceeds from insurance settlements	0.0	2.7

Net cash used in investing activities	(25.1)	(20.2)
Financing Activities:
Dividend payments to shareholders	(47.2)	(41.1)
Proceeds from exercise of stock options	12.9	22.5
Repurchase of common stock	(30.6)	(32.3)
Repayment of long-term debt and capital lease obligations	(1.7)	(81.3)
Net change in short-term debt	0.6	(1.9)
Excess tax benefits from share-based payment arrangements	5.4	8.4

Net cash used in financing activities	(60.6)	(125.7)

Effect of exchange rate changes on cash and cash equivalents	(7.4)	12.1

Net change in cash and cash equivalents	10.4	(5.2)
Cash and cash equivalents at beginning of year	112.4	124.8

Cash and cash equivalents at end of period	$122.8	$119.6

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

Out-of-Period Amounts: In the second quarter of 2010, the Company identified certain accounting errors in its Consolidated Financial Statements for the first quarter of 2010 and periods prior to 2010. These errors were corrected in the second quarter of 2010 and the negative net income impact on the net income comparison for the year-to-date period of 2010 was $6.0 million. The amounts related to errors identified in the financial reporting at the Company’s Russian subsidiary, which resulted in overstatements of sales, including promotional credits that had not been recorded timely, prepaid expenses that should have been reflected in expenses in earlier time periods, inappropriate levels of accruals for certain promotional events and other operating liabilities and insufficient bad debt reserves. The Company determined that the errors were not material to the financial statements in the periods in which they originated or the period in which they were corrected and, accordingly, a restatement of the financial statements was not necessary.

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

Note 2: Shipping and Handling Costs

The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in the delivery, sales and administrative expense (DS&A) line item. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The shipping and handling costs included in DS&A totaled $31.7 million and $30.7 million for the third quarters of 2010 and 2009, respectively, and $98.5 million and $89.0 million for the year-to-date periods ended September 25, 2010 and September 26, 2009, respectively.

Note 3: Promotional Accruals

The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product, prizes or trips.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as delivery, sales and administrative expense. These accruals require estimates as to the cost of the awards based upon expected achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and other sales force compensation expenses included in DS&A totaled $87.6 million and $88.8 million for the third quarters of 2010 and 2009, respectively, and $287.5 million and $266.0 million for the year-to-date periods ended September 25, 2010 and September 26, 2009, respectively.

Note 4: Inventories

	September 25, 2010	December 26, 2009
	(in millions)
Finished goods	$210.1	$182.4
Work in process	24.9	19.6
Raw materials and supplies	78.7	63.5

Total inventories	$313.7	$265.5

Note 5: Net Income Per Common Share

Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company’s potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance share units. Performance share awards are included in the diluted per share calculation when the performance criteria are achieved. The Company’s potential common stock is excluded from the basic per share calculation and is included in the diluted per share calculation when doing so would not be anti-dilutive.

The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) using the two-class method of computing earnings per share. The Company had 0.1 million in unvested share-based payment awards outstanding in the third quarter of 2010 and 0.2 million in unvested share-based payment awards outstanding in the third quarter of 2009 and the year-to-date periods of 2010 and 2009 that were classified as participating securities. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under this method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings or “undistributed earnings” are allocated between common stock and participating securities to the extent that each security may share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company has determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company’s history of paying dividends equally on a per share basis.

The elements of the earnings per share computations were as follows (in millions except per share amounts):

	13 Weeks Ended September 25, 2010	13 Weeks Ended September 26, 2009	39 Weeks Ended September 25, 2010	39 Weeks Ended September 26, 2009
Net income	$39.9	$32.3	$144.9	$90.9
Less dividends declared:
To common shareholders	15.9	13.9	47.4	41.5
To participating security holders	0.0	0.0	0.2	0.1

Total undistributed earnings	$24.0	$18.4	$97.3	$49.3

Undistributed earnings to common shareholders	$23.9	$18.3	$97.0	$49.1
Undistributed earnings to participating security holders	0.1	0.1	0.3	0.2

Net income available to common shareholders for basic and diluted earnings per share	$39.8	$32.2	$144.4	$90.6

Weighted-average shares of common stock outstanding	62.6	62.5	62.6	62.2
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.2	1.5	1.3	0.9

Weighted-average common and common equivalent shares outstanding	63.8	64.0	63.9	63.1

Basic earnings per share	$0.64	$0.52	$2.31	$1.46

Diluted earnings per share	$0.62	$0.50	$2.26	$1.44

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.5	0.5	0.5	2.1

Note 6: Comprehensive Income

In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods were as follows (in millions):

	13 Weeks Ended September 25, 2010	13 Weeks Ended September 26, 2009	39 Weeks Ended September 25, 2010	39 Weeks Ended September 26, 2009
Net income	$39.9	$32.3	$144.9	$90.9

Foreign currency translation adjustments	22.9	43.7	3.2	71.6

Deferred gain (loss) on cash flow hedges, net of tax benefit of $0.1 and $0.4 million for the third quarters of 2010 and 2009 and tax benefit of $0.3 and tax provision of $1.0 million for the year-to-date periods of 2010 and 2009, respectively.	(0.3)	(1.0)	(0.7)	1.1

Pension and other post-retirement costs, net of tax provision of $0.2 and $0.3 million for the third quarters of 2010 and 2009 and $0.6 and $1.6 million for the 2010 and 2009 year-to-date periods, respectively.	0.5	0.6	1.8	2.5

Comprehensive income	$63.0	$75.6	$149.2	$166.1

Accumulated other comprehensive income is comprised of pension liabilities, foreign currency translation adjustments and hedge activity.

Note 7: Re-engineering Costs

The Company recorded $0.4 million and $4.0 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2010, respectively, primarily related to severance costs incurred in its Argentina, Australia, BeautiControl, France, Greece, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures and relocation costs in Japan.

The Company recorded $2.4 million and $6.5 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2009, respectively, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl, Japan and Mexico operations also mainly due to implementing changes in the businesses’ management structures. Also included was $2.0 million related to the impairment of software and property, plant and equipment.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of September 25, 2010 and December 26, 2009 were as follows (in millions):

	September 25, 2010	December 26, 2009
Beginning of the year balance	$1.5	$2.2
Provision	4.0	8.0
Cash expenditures:
Severance	(3.9)	(5.4)
Other	(0.8)	(1.2)
Non-cash impairments	(0.0)	(2.1)

End of period balance	$0.8	$1.5

The remaining accrual balance of $0.8 million as of September 25, 2010, related primarily to severance payments expected to be made by several units during 2011.

Note 8: Goodwill and Intangible Assets

The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl.

The Company does not amortize its tradename intangible assets and goodwill. Instead, the Company tests these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The impairment test for the Company’s tradenames involves comparing the estimated fair value of the assets to their carrying amounts to determine if a write-down to fair value is required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after any asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure for any goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

In prior years, the Company recorded impairment charges related to its NaturCare, Nutrimetics and South African businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. In the second quarter of 2009, the Company recorded a $10.1 million impairment to the Nutrimetics tradename, a $4.2 million impairment to the NaturCare tradename and a $2.0 million impairment to the Avroy Shlain tradename. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units. In the third quarter of 2010, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter, and determined there was no further impairment.

Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant 2010 assumptions for these forecasts included annual revenue growth rates ranging from 1 percent to 14 percent with an average growth rate of 7.0 percent. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units in 2010, the Company applied discount rates to its reporting units’ projected cash flows ranging from 13 to 25 percent. The discount rate at the high end of this range was for the South African and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.

The fair value of the Company’s tradenames was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 4.75 percent was used in 2010. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 14 to 29 percent, and revenue growth ranging from 1 to 14 percent, with an average growth rate of 7.0 percent, and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing the goodwill, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as revenue generated in the Company’s Argentina, Philippines, South Africa and Uruguay markets under the Fuller tradename in Argentina and the Philippines, the Avroy Shlain and Swissgarde tradenames in South Africa, and the Nuvo tradename in Uruguay.

With the 2009 goodwill impairments recorded for the Nutrimetics and South African reporting units, these units are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics, Avroy Shlain and NaturCare tradename values, as the fair value in these cases was set equal to carrying value in the second quarter of 2009. The fair value of the Fuller Mexico, NaturCare and BeautiControl reporting units and the Nuvo trade name exceeded the carrying value by over 60 percent at the last valuation date resulting in a lower risk that these assets could be impaired in future periods. The fair value of the Fuller and Swissgarde tradenames exceeded its carrying value by almost 30 percent making future impairments less likely to occur. The fair value of the Company’s Fuller Latin America reporting unit showed an excess of 20 percent over carrying value, which could indicate a higher risk of future impairments. Given the sensitivity of the valuation to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plan or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.

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

Tupperware: Europe Asia Pacific North America	Primarily design-centric preparation, storage and serving solutions for the kitchen and home marketed through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.

Beauty North America	Primarily cosmetics, skin care and personal care products marketed under the BeautiControl® and Armand Dupree® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.

Beauty Other	Beauty and personal care products marketed mainly in Australia under the Nutrimetics® brand. Both kitchen and beauty products marketed in the Philippines and South America under the Fuller®, Nuvo® and Tupperware® brands.

Worldwide sales of beauty and personal care products totaled $158.9 million and $155.1 million in the third quarters of 2010 and 2009, respectively, and $475.8 million and $451.1 million for the year-to-date periods ended September 25, 2010 and September 26, 2009, respectively.

(In millions)	13 Weeks Ended September 25, 2010	13 Weeks Ended September 26, 2009	39 Weeks Ended September 25, 2010	39 Weeks Ended September 26, 2009
Net sales:
Tupperware:
Europe	$152.0	$157.6	$553.8	$514.8
Asia Pacific	114.4	103.0	321.2	266.2
North America	76.5	77.2	241.3	217.3
Beauty:
North America	96.7	97.2	296.7	287.7
Other	83.6	79.0	232.4	215.5

Total net sales	$523.2	$514.0	$1,645.4	$1,501.5

Segment profit:
Tupperware:
Europe	$17.6	$19.3	$91.0	$80.7
Asia Pacific	26.7	22.9	69.3	50.3
North America	8.7	9.6	35.8	24.6
Beauty:
North America	12.5	9.8	39.4	36.8
Other	10.3	2.0	19.3	12.2

Total segment profit	75.8	63.6	254.8	204.6

Unallocated expenses	(16.0)	(11.3)	(41.3)	(35.3)
Other income (a)	0.2	0.0	0.2	10.1
Re-engineering and impairment charges (b)	(0.4)	(2.4)	(4.0)	(6.5)
Impairment of goodwill and intangible assets (b)	0.0	0.0	0.0	(28.1)
Interest expense, net	(6.5)	(7.6)	(19.9)	(21.2)

Income before taxes	$53.1	$42.3	$189.8	$123.6

			September 25, 2010	December 26, 2009
Identifiable assets:
Tupperware:
Europe			$377.3	$382.8
Asia Pacific			205.9	189.5
North America			164.6	132.7
Beauty:
North America			412.1	405.8
Other			274.3	258.9
Corporate			433.3	425.6

Total identifiable assets			$1,867.5	$1,795.3

(a)	Other income for the third quarter and year-to-date period of 2010 reflects a $0.2 million pretax gain from the sale of excess property in Australia. The $10.1 million in the year-to-date period of 2009 reflects a gain related to a 2007 fire at the Company’s manufacturing facility in South Carolina.
(b)	See Notes 7 and 8 to the Consolidated Financial Statements for a discussion of the re-engineering and impairment charges.

Note 10: Debt

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of September 25, 2010, the applicable margin was 62.5 basis points. Although the Credit Agreement is a floating rate debt instrument the Company is required to maintain at least 40 percent of total debt outstanding under the Credit Agreement at fixed rates, which is achieved through the use of interest rate swaps. As of September 25, 2010, the Company had interest rate swap agreements that fixed its entire outstanding term loan. The swap agreements combined with the contractual spread dictated by the Credit Agreement, gave the Company an all-in effective rate of about 4.7 percent as of September 25, 2010. Term loan borrowings outstanding under the Credit Agreement totaled $405.0 million as of September 25, 2010 and December 26, 2009. The Company had no amount outstanding on its $200 million revolving line of credit as of September 25, 2010 or December 26, 2009.

At September 25, 2010, the Company had $352.8 million of unused lines of credit, including $197.1 million under the committed, secured $200 million revolving line of credit and $155.7 million available under various uncommitted lines around the world. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit.

The Credit Agreement contains customary covenants. While the covenants are restrictive and could inhibit the Company’s ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, the Company does not currently expect this to occur. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The Company was in compliance with these covenants as of September 25, 2010.

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivatives as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be a component of interest expense and totaled a gain of $1.7 million and $1.5 million in the third quarters of 2010 and 2009, respectively, and $4.2 million and $2.8 million for the year-to-date periods of 2010 and 2009, respectively.

The Company uses derivative financial instruments to hedge certain foreign currency exposures resulting from firm purchase commitments or anticipated transactions, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is initially reported as a component of other comprehensive income, and is subsequently recognized in earnings when the hedged item affects earnings. Consequently, the balance at the end of each reporting period in other accumulated comprehensive income relating to these hedges will be reclassified into earnings within the next 12 months. The associated asset or liability on the open hedge is recorded in other current assets or accrued liabilities as applicable. Forward points, as a component of interest expense, totaled a loss of $0.5 million and $0.8 million in the third quarters of 2010 and 2009, respectively, and $1.6 million and $2.5 million for the year-to-date periods of 2010 and 2009, respectively.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedge, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the third quarters of 2010 and 2009, the Company recorded, in foreign currency translation adjustments, a net loss associated with its net equity hedges of $4.1 million and $8.6 million, net of tax benefits of $2.3 million and $4.9 million, respectively. For the year-to-date periods ended September 25, 2010 and September 26, 2009, the Company recorded net losses of $4.2 million and $9.7 million related to these net equity hedges, net of tax benefits of $2.4 million and $5.6 million, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. Forward points, as a component of interest expense, totaled a loss of $2.2 million and $1.6 million in the third quarters of 2010 and 2009, respectively, and $5.8 million and $2.6 million for the year-to-date periods of 2010 and 2009, respectively.

Following is a listing of the Company’s outstanding derivative financial instruments at fair value as of September 25, 2010 and December 26, 2009:

	September 25, 2010		December 26, 2009
(in millions)	Buy	Sell	Buy	Sell
U.S. dollars	$27.1		$96.9
Euro	22.4		8.5
Indonesian rupiah	8.9			$4.5
New Zealand dollars	5.1		3.2
Canadian dollars	1.0			4.8
South Korean won	0.9		4.1
Turkish Lira		$13.3		0.0
Japanese yen		9.7		1.7
Mexican pesos		9.1		57.8
Polish zloty		6.1		7.7
Australian dollars		3.2		5.8
U.K. pounds		3.1		2.4
Croatian kuna		2.6		2.7
Philippine pesos		2.5		5.5
Norwegian krona		2.3		2.2
Thai baht		2.2		1.9
Swiss francs		2.1		8.1
Hungarian forint		2.1		1.2
Swedish krona		1.9		1.4
Russian ruble		1.8		5.2
Argentine pesos		1.3		5.7
Czech koruna		1.1		3.2
Indian rupee		0.8		0.8
Malaysian ringgit		0.1	10.1
Other currencies (net)		1.4		3.0

	$65.4	$66.7	$122.8	$125.6

The amounts above are the net position of each currency, and in some cases the position is between two foreign currencies.

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. In the year-to-date period of 2010, the cash flow impact of these currency hedges was an outflow of $7.6 million. The above noted notional amounts change based upon changes in the Company’s currency exposures and desire to hedge certain net investment positions. The hedges will be settled at their expiration, which could have a significant impact on the Company’s cash flow.

The Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate during the term of the loan. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent, plus the spread under the Credit Agreement, which was 62.5 basis points as of September 25, 2010.

During 2008, the Company entered into a forward interest rate agreement that swaps into a fixed rate for 2010, $100 million of the Company’s LIBOR – based floating obligation. The Company is paying 1.9 percent on the $100 million for 2010, plus the spread under the Credit Agreement, which was 62.5 basis points as of September 25, 2010.

The swap agreements, combined with the contractual spread dictated by the Credit Agreement, gave the Company an all-in effective rate on its term loans of about 4.7 percent as of September 25, 2010.

These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $27.8 million ($17.6 million net of tax) and $27.9 million ($17.6 million net of tax) as of September 25, 2010 and December 26, 2009, respectively, which is mainly included as a component of accumulated other comprehensive income. Subsequent to the first quarter of 2009, the Company made voluntary repayments of a portion of its term loans, resulting in some interest rate swaps being partially ineffective; however, the impact to the year-to-date period of 2010 was minimal. The Company has not made any voluntary principal payments for the 2010 year-to-date period.

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s financial position at September 25, 2010 and December 26, 2009:

	September 25, 2010
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$0.0	Other liabilities	$27.8
Foreign exchange contracts	Non-trade amounts receivable	15.5	Accrued liabilities	16.0

Total derivatives designated as hedging instruments		$15.5		$43.8

	December 26, 2009
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$0.0	Other liabilities	$27.9
Foreign exchange contracts	Non-trade amounts receivable	16.3	Accrued liabilities	17.4

Total derivatives designated as hedging instruments		$16.3		$45.3

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s operations for the third quarters ended September 25, 2010 and September 26, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2010	2009		2010	2009
Foreign exchange contracts	Other expense	$3.0	$13.3	Other expense	$(3.8)	$(13.3)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
	2010	2009		2010	2009		2010	2009
Cash flow hedging relationships
Interest rate contracts	$(0.1)	$(0.6)	Interest expense	$0.0	$0.0	Interest expense	$0.1	$(0.2)

Foreign exchange contracts	$0.0	$(0.4)	Cost of products sold and DS&A	$0.5	$0.9	Interest expense	$(0.5)	$(0.8)

Net equity hedging relationships
Foreign exchange contracts	$(6.4)	$(13.5)	Other expense	$0.0	$0.0	Interest expense	$(2.2)	$(1.6)

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s operations for the year-to-date periods ended September 25, 2010 and September 26, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2010	2009		2010	2009
Foreign exchange contracts	Other expense	$0.0	$32.6	Other expense	$(0.9)	$(32.8)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
	2010	2009		2010	2009		2010	2009
Cash flow hedging relationships
Interest rate contracts	$(0.1)	$5.9	Interest expense	$0.0	$0.0	Interest expense	$0.2	$(0.2)

Foreign exchange contracts	$0.3	$(0.7)	Cost of products sold and DS&A	$0.6	$4.0	Interest expense	$(1.6)	$(2.5)

Net equity hedging relationships
Foreign exchange contracts	$(6.6)	$(15.3)	Other expense	$0.0	$0.0	Interest expense	$(5.8)	$(2.6)

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

Description of Assets (in millions)	September 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$5.2	$5.2	$0.0	$0.0
Foreign currency derivative contracts	15.5	0.0	15.5	0.0

Total	$20.7	$5.2	$15.5	$0.0

Description of Liabilities (in millions)
Interest rate swaps	$27.8	$0.0	$27.8	$0.0
Foreign currency derivative contracts	16.0	0.0	16.0	0.0

Total	$43.8	$0.0	$43.8	$0.0

Description of Assets (in millions)	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency derivative contracts	$16.3	$0.0	$16.3	$0.0

Description of Liabilities (in millions)
Interest rate swaps	$27.9	$0.0	$27.9	$0.0
Foreign currency derivative contracts	17.4	0.0	17.4	0.0

Total	$45.3	$0.0	$45.3	$0.0

The Company uses financial instruments to hedge certain of its exposures and to manage the impact of foreign exchange on its financial statements. As of September 25, 2010 and December 26, 2009 the Company held foreign currency forward contracts to hedge various currency exposures, which had a net fair value of negative $0.5 million and $1.1 million, respectively based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 11 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. In 2009, the Company made a voluntary payment on its term debt resulting in some interest rate swaps being partially ineffective; however, the impact to the quarters and year-to-date periods of 2010 and 2009 was minimal.

Included in the Company’s cash equivalents balance as of September 25, 2010 was $5.2 million in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets. There were no such amounts held as of December 26, 2009.

Fair Value of Financial Instruments

Due to their short maturities or insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 25, 2010. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that based on current market conditions the value of that debt was about $390 million compared to the carrying value of $405 million at September 25, 2010. The lower fair value results from the difference in the interest rate spread under the Credit Agreement, which was 62.5 basis points at September 25, 2010, versus the interest spread that the Company believes it would have been able to obtain at September 25, 2010.

Note 13: Retirement Benefit Plans

Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 25, 2010 and September 26, 2009 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2.4	$2.0	$0.0	$0.1	$7.0	$5.7	$0.0	$0.1
Interest cost	2.5	2.5	0.6	0.6	7.5	7.2	1.5	1.7
Expected return on plan assets	(1.7)	(1.5)	0.0	0.0	(4.9)	(4.5)	0.0	0.0
Net amortization	0.8	0.9	(0.1)	(0.2)	2.5	2.8	(0.2)	(0.3)

Net periodic benefit cost	$4.0	$3.9	$0.5	$0.5	$12.1	$11.2	$1.3	$1.5

During the year-to-date periods of 2010 and 2009, approximately $2.3 million and $2.5 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. These amounts are included on the net amortization line of the table above.

Note 14: Income Taxes

As of September 25, 2010 and December 26, 2009, the Company’s gross unrecognized tax benefit was $51.1 million and $53.1 million, respectively. The Company estimates that approximately $46.4 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $4.5 million and $12.4 million as of September 25, 2010 and December 26, 2009, respectively.

In the year-to-date period of 2010 the Company settled uncertain tax positions related to certain entities in Mexico for which the Company was indemnified. As a result of the settlement, gross unrecognized tax benefits decreased by $4.2 million and related interest and penalties decreased by $7.7 million. The accrual for uncertain tax positions has also increased in the year-to-date period of 2010, for positions being taken in various tax filings.

The Company expects to settle one or more foreign audits in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions in the range of $1.0 million to $2.0 million. For the remaining balance as of September 25, 2010, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect other material changes in the next 12 months, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period, or new developments which could impact the Company’s assessment relative to the establishment of valuation allowances against existing deferred tax assets. At this time the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

The effective tax rate for the third quarter of 2010 was 24.8 percent compared with 23.9 percent for the comparable 2009 period. The 2009 period rate was lower primarily due to the impact of expirations of statutes of limitation in the United States and Italy, and final determinations of tax liabilities upon filing tax returns in several foreign jurisdictions that resulted in tax reserves being reversed to income. The effective rate for the year-to-date period of 2010 was 23.7 percent compared with 26.5 percent for the comparable 2009 period. The higher 2009 year-to-date period rate was due to the negative impact on the rate of certain intangible impairment charges in the second quarter of 2009. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Note 15: Statement of Cash Flow Supplemental Disclosure

Under the Company’s stock incentive programs, employees are allowed to use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2010 and 2009, 34,586 and 148,723 shares were retained to fund withholding taxes, with values totaling $1.5 million and $5.9 million, respectively, which was included as a component of stock repurchases in the Consolidated Statement of Cash Flows. For the year-to-date period ended September 25, 2010 the Company acquired $4.6 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in 2009.

Note 16: Stock Based Compensation

The Company records compensation expense using the applicable accounting guidance for share-based payments for stock options, restricted stock and restricted stock units granted to directors and employees. Compensation expense is recorded based on the fair value of the award using the straight-line method over the requisite service period.

Stock Options

Stock options to purchase the Company’s common stock are granted to employees, by a Committee of the Company’s Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and expire 10 years from the date of grant. No stock options were granted in the year-to-date period of 2010. In February 2009, the Company granted stock options on 117,850 shares. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2009 option grants: dividend yield of 2.9 percent; expected volatility of 37 percent; risk-free interest rate of 2.3 percent; and expected life of 8 years. The weighted grant date fair value of the stock options granted during the first quarter of 2009 was $5.65 per share. Compensation expense associated with all outstanding stock option awards was $0.7 million and $0.6 million in the third quarters of 2010 and 2009, respectively, and $2.0 million and $2.5 million in the year-to-date periods of 2010 and 2009, respectively.

Stock option activity for 2010 under all of the Company’s incentive plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 26, 2009	4,012,277	$24.08	2,779,618	$21.27
Granted	0	0
Expired / Forfeited	(21,267)	26.63
Exercised	(657,865)	19.68

Balance at September 25, 2010	3,333,145	$24.93	2,162,438	$21.72

The intrinsic value of options exercised during the third quarters of 2010 and 2009 totaled $5.0 million and $32.9 million, respectively, and $17.9 million and $34.5 million for the year-to-date periods of 2010 and 2009, respectively.

Restricted Stock and Restricted Stock Units

The Company also grants restricted stock and restricted stock units to certain of its employees and directors. The Company has time-vested and performance-vested awards. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the shares on the date of grant, and for time-vested awards is recorded pro-rata over the required service period ranging from one to six years. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria and the required service period.

The Company granted 6,255 shares of time-vested restricted stock in January 2010 with a weighted average fair value of $42.54 per share that vest over a period of approximately 2.6 years from the date of grant. In May 2010, the Company granted 24,180 time-vested restricted stock units with a fair value of $47.05 per share that vest over one year from date of grant. The Company also granted performance-vested awards totaling 61,400 shares under its performance share plan in February 2010. The program provides incentive opportunity based on the overall success of the Company, as reflected through increases in cash flow and earnings per share over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures. In February 2009, the Company granted 250,000 shares of time-vested restricted stock with a fair value of $17.36 per share which vests over an average period of 5.5 years and 149,025 shares under its performance share plan with a fair value of $17.36. For the third quarters of 2010 and 2009, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $2.1 million and $1.6 million, respectively. Such expense was $6.0 million and $4.9 million for the year-to-date periods of 2010 and 2009, respectively.

Restricted stock, restricted stock unit and performance share award activity for 2010 under all of the Company’s incentive plans is summarized in the following table:

Restricted stock, restricted stock units and performance shares	Shares outstanding	Weighted average grant date fair value
Balance at December 26, 2009	1,060,846	$21.22
Granted	91,835	45.87
Performance share performance adjustment	12,142	45.74
Vested	(158,890)	19.39
Forfeited	(17,712)	29.43

Balance at September 25, 2010	988,221	$24.21

The fair value of restricted stock, restricted stock units and performance shares vested in the third quarters of 2010 and 2009 was $0.1 million and $1.0 million, respectively, and $7.3 million and $1.2 million for the year-to-date periods of 2010 and 2009, respectively. As of September 25, 2010, total unrecognized stock based compensation expense related to all stock based awards was $14.4 million, which is expected to be recognized over a weighted average period of 26 months. The average remaining contractual life on outstanding and exercisable stock options was 5.8 years and 4.6 years, respectively.

Note 17: New Accounting Pronouncements

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosures will be amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect this will have a significant impact on the note disclosures included in the Consolidated Financial Statements.

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

In May 2009, the FASB issued guidance with regard to the accounting for and disclosure of subsequent events. This new guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). The guidance was adopted by the Company in 2009. In February 2010, the FASB updated this guidance to clarify that a SEC Registrant is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts with the Securities and Exchange Commission’s requirements and was effective upon issuance. The adoption of this amendment did not have an impact on the Company’s Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the results of operations for the 13 and 39 weeks ended September 25, 2010 compared with the 13 and 39 weeks ended September 26, 2009 and changes in financial condition during the 39 weeks ended September 25, 2010.

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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
Dollars in millions, except per share amounts	September 25, 2010	September 26, 2009
Net sales	$523.2	$514.0	2%		3%	$(5.2)
Gross margin as percent of sales	66.2%	66.5%	(0.3	)pp	na	na
DS&A as percent of sales	54.4%	55.4%	(1.0	)pp	na	na
Operating income	$61.6	$54.8	12%		11%	$0.6
Net income	39.9	32.3	24		22	0.4
Net income per diluted share	0.62	0.50	24		22	0.01

	39 weeks ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
Dollars in millions, except per share amounts	September 25, 2010	September 26, 2009
Net sales	$1,645.4	$1,501.5	10%		7%	$41.0
Gross margin as percent of sales	67.0%	66.1%	0.9	pp	na	na
DS&A as percent of sales	53.9%	54.4%	(0.5	)pp	na	na
Operating income	$212.3	$151.2	40%		33%	$9.0
Net income	144.9	90.9	59		48	6.9
Net income per diluted share	2.26	1.44	57		46	0.11

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Total local currency net sales increased 3 percent in the third quarter of 2010 compared with the same period of 2009. The Company’s businesses operating in emerging market economies, those with “low” to “medium” GDP per capita as determined by the World Bank, experienced strong growth in the quarter with a 9 percent increase. The Company’s units that operate in established economy markets as a group had a sales decline of 5 percent compared with 2009. Among the emerging market units, the main increases were in Brazil, India, Indonesia, Malaysia/Singapore, South Africa, Turkey and Venezuela. These increases were partially offset by a significant decrease in Russia. Among the established market businesses, Austria and France showed significant improvements, while BeautiControl and Tupperware Australia and Japan had lower sales in the quarter. On a local currency basis, operating income and net income increased in the third quarter of 2010 compared with the same period of 2009. The increase in operating and net income reflected improvements in the Company’s Tupperware Asia Pacific segment and in both Beauty segments, net of small decreases in profit by the Tupperware Europe and North America segments.

Local currency sales for the year-to-date period of 2010 increased 7 percent compared with the same period of 2009. The units and factors impacting the year-to-date sales were similar to those impacting the quarter comparisons. The year-to-date operating and net income comparison was negatively impacted by the out-of-period amounts recorded in Russia in the second quarter of 2010 which totaled $6.0 million for the year-to-date period. Overall, operating income and net income increased significantly in 2010 compared with 2009, reflecting improvements in all the Company’s segments.

The Company’s net working capital position increased in the year-to-date period of 2010 by $72.9 million, reflecting higher inventory and a reduction in accounts payable in light of the timing of the Company’s purchases and payments around its fiscal year end compared with the end of the third quarter. The Company closed the third quarter of 2010 with a debt to total capital ratio of 37 percent compared with 40 percent at the end of 2009; however, the ratio was significantly less compared with 45 percent at the end of 2009’s third quarter, reflecting the repayment of $60 million of term loans in the fourth quarter of 2009 and higher equity. Total capital is defined as total debt plus shareholders’ equity. Net cash flow provided by operating activities was $103.5 million for the year-to-date period of 2010 compared with $128.6 million for the same period of 2009. The comparison mainly reflected an increase in net income without 2009’s non-cash impact of impairment costs, along with a higher outflow than 2009 from higher inventory and an outflow from hedging activities versus an inflow in 2009.

Net Sales

Local currency sales in the third quarter of 2010 were 3 percent higher compared with the same period of 2009. The improvements were driven mainly by the Company’s emerging markets which accounted for 59 percent and 56 percent of the Company sales for the third quarters of 2010 and 2009, respectively. Total reported and local currency sales for the emerging markets increased 9 percent in the third quarter of 2010, compared with the same period of 2009. The substantial increase in local currency sales in the Company’s emerging markets was primarily in Brazil, India, Indonesia, Malaysia/Singapore, South Africa, Turkey and Venezuela. The core businesses in all of these units performed very well mainly due to higher total and active sales forces. Of the emerging markets, only Russia had a significant decline in local currency sales compared with last year due to weather conditions and fires in that country, a lower number of sales force recruits and activity versus the prior year, more conservative ordering by the unit’s distributors in light of their low cash flow, and the impact of comparing with the 2009 sales amount that was corrected in second quarter of 2010. The reported and local currency sales in the Company’s established market businesses in the third quarter of 2010 were lower than last year. Among these units, there were increases in local currency sales in Austria with more parties held and France reflecting a larger sales force. BeautiControl and Tupperware Australia and Japan had the only notable declines, reflecting smaller sales force sizes.

On a year-to-date basis, emerging markets accounted for 56 percent and 52 percent of total Company sales for 2010 and 2009, respectively. Total sales on a reported basis in the emerging markets increased $150.7 million, or 19 percent. This included a positive impact of changes in foreign currency exchange rates of $30.0 million. Excluding the impact of foreign currency, sales increased in these markets by 15 percent. The Company’s established market businesses decreased slightly for the year-to-date period of 2010.

The year-to-date fluctuations largely followed those of the quarter with local currency sales growth in all the segments except for Beauty North America; however, in the first half of 2010, the Company’s sales were higher by $10 million in local currency from business-to-business sales, while for the third quarter the impact on the comparison was a negative $1.2 million. As such, the impact on the year-to-date comparison from business-to-business sales was more significant compared with the quarter comparison. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends.

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

The Company recorded $0.4 million and $4.0 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2010, respectively, primarily related to severance costs incurred in its Argentina, Australia, BeautiControl, France, Greece, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures and relocation costs in Japan.

The Company recorded $2.4 million and $6.5 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2009, respectively, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl, Japan and Mexico operations, also mainly due to implementing changes in the businesses’ management structures. Also included was $2.0 million related to the impairment of software and property, plant and equipment.

In the last quarter of 2010, the Company expects to incur approximately $4.4 million of costs related to small scale headcount reductions in several of its operations.

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

In the second quarter of 2009, the Company noted that financial results of the Nutrimetics, NaturCare and South African beauty businesses were not meeting the projections used in the 2008 valuation and given the sensitivity of the valuations to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reflecting reduced future forecasts for these businesses, and the impact of the external environment. The result of the interim impairment tests was to record tradename impairments of $10.1 million for Nutrimetics, $4.2 million for NaturCare and $2.0 million for Avroy Shlain in the second quarter of 2009. In addition to the impairment of tradenames, the Company also impaired goodwill by $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. There have been no subsequent impairment charges.

The Company completed its annual impairment test of the BeautiControl reporting units in the second quarter and the remaining units in the third quarter, determining no impairment had occurred. Refer to Note 8 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.

Gross Margin

Gross margin as a percentage of sales was 66.2 percent in the third quarter of 2010 and 66.5 percent in the third quarter of 2009. The decrease of 0.3 percentage points was from more costly promotional pricing in the Tupperware United States business and higher resin costs in the third quarter of 2010, partially offset by an improved sales mix and leverage from a higher sales volume in certain markets.

For the year-to-date period, gross margin as a percentage of sales was 67.0 percent in 2010 compared with 66.1 percent for the same period of 2009. The 0.9 percentage increase in gross margin mainly reflected an improved sales mix and leverage from a higher sales volume in certain markets, and an improved value chain in Fuller Mexico partially offset by higher resin costs.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses

Delivery, sales and administrative expense (DS&A) decreased as a percentage of sales to 54.4 percent for the third quarter of 2010 compared with 55.4 percent in 2009. For the year-to-date period of 2010, DS&A as a percentage of sales was 53.9 percent compared to 54.4 percent for the comparable 2009 period. The decrease in the quarter and year-to-date period was mainly due to more efficient promotional spending, the absence of certain incentive offers this year and the leverage from a higher sales volume due to the fixed nature of a portion of the costs included in this caption. This was partially offset by additional marketing spending for continued brand building initiatives in the Asia Pacific segment.

Specific segment impacts are discussed in the segment results section.

Net Interest Expense

Net interest expense was $6.5 million for the third quarter of 2010 compared with $7.6 million for the same period of 2009. The decrease was mainly due to lower outstanding average debt this year compared with the same period in 2009, as the Company made $120 million in voluntary debt payments in the last half of 2009. For the year-to-date period of 2010 net interest expense was $19.9 million compared with $21.2 million for the same period of 2009. The decrease was mainly related to a lower average debt level.

Tax Rate

The effective tax rate for the third quarter of 2010 was 24.8 percent compared with 23.9 percent for the comparable 2009 period. The 2009 rate was lower primarily due to the impact of expirations of statutes of limitation in the United States and Italy, and final determinations of tax liabilities upon filing tax returns in several foreign jurisdictions. The effective rate for the year-to-date period of 2010 was 23.7 percent compared with 26.5 percent for the comparable 2009 period. The higher 2009 year-to-date period rate was due to the negative impact on the rate of certain intangible impairment charges in the second quarter of 2009. The effective tax rates are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

As discussed in Note 14 to the Consolidated Financial Statements, the Company’s uncertain tax positions increase the potential for volatility in the tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income

Net income in the third quarter of 2010 increased by 24 percent compared to the same period of 2009, partly resulting from the positive impact of stronger foreign currencies. Excluding the impact of these currencies, net income increased 22 percent in the third quarter compared with last year. Higher profit in the Beauty Other segment contributed to the net income improvement, which most significantly reflected higher sales volume in Brazil, higher pricing and a better cost structure in Venezuela and the absence of the 2009 pre-tax foreign exchange loss of $4.9 million to convert Venezuelan bolivars to U.S. dollars at a rate less favorable than the rate used to translate earnings which did not recur in 2010. Tupperware Asia Pacific also achieved an increase in segment profit reflecting the higher sales volume during the quarter.

Net income for the year-to-date period of 2010 increased 59 percent compared to the same period of 2009, including a favorable impact from positive foreign currencies. Excluding the impact from foreign currencies, net income increased by 48 percent compared to the same period of 2009. In addition to the net impact of not having last year’s impairment charge related to goodwill and intangible assets and insurance recovery, the local currency increase in net income came from improvements in all of the Company’s segments mainly reflected the contribution margin on higher sales. There was also a positive impact on the comparison from not having the Venezuelan bolivar conversion cost in 2010 and a lower tax rate primarily due to the lack of a tax benefit associated with the intangible impairment charges recorded in the second quarter of 2009.

International operations in the third quarter generated 87 percent and 86 percent of sales in 2010 and 2009, respectively and accounted for over 95 percent of net segment profit for both years. For the year-to-date periods, international operations generated 88 percent and 86 percent of sales and 96 percent and 94 percent of net segment profit in 2010 and 2009, respectively.

The Company generated 30 percent of its third quarter and 29 percent of its year-to-date 2010 sales from beauty products, compared with 30 percent for both the third quarter and year-to-date periods of 2009.

Segment Results

Europe

dollars in millions	2010	2009	Change		Change excluding the impact of foreign	Foreign exchange	Percent of total
					exchange (a)	impact (a)	2010	2009
Third Quarter
Net sales	$152.0	$157.6	(4)%		2%	$(8.6)	29	31
Segment profit	17.6	19.3	(9)		(10)	0.3	23	30

Segment profit as percentage of sales	11.6%	12.2%	(0.6	)pp	na	na	na	na

Year-to-Date
Net sales	$553.8	$514.8	8%		6%	$5.3	34	34
Segment profit	91.0	80.7	13		7	4.3	36	39

Segment profit as percentage of sales	16.4%	15.7%	0.7	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

The local currency sales for this segment increased 2 percent compared with the third quarter of 2009. The local currency growth in the segment reflected a modest increase by the Company’s established markets partially offset by a slight decline in the emerging markets. Emerging markets, those with a “low” or “medium” GDP per capita as reported by the World Bank, accounted for 43 percent of reported net sales in this segment for the third quarter of 2010, compared with 42 percent in the third quarter of 2009. The overall decline in the emerging markets was driven by Russia resulting from a less active sales force due to the fires in and around Moscow and a wide spread heat wave during July and August, a lower number of sales force recruits and activity versus the prior year, more conservative ordering by the unit’s distributors in light of their low cash flow, and the impact of comparing with the 2009 sales amount that was corrected in the second quarter of 2010. Partially offsetting the decline in Russia were substantial increases in Tupperware South Africa and Turkey in the quarter due to the continued growth in the total sales forces, achieved through successful recruiting and training, attractive promotional offers and a higher sales per order.

The increase in the established markets was driven by Austria with more parties held and successful incentives and France reflecting a larger and more productive sales force. These improvements were partially offset by a significant drop in local currency sales in Greece due to the continued economic turmoil in that country. The German business was about even in local currency sales in the third quarter of 2010 compared with the same period last year, as the Company continued to focus on recruiting, training and activity, which contributed to a 7 percent sales force advantage at the end of the third quarter of 2010 compared with last year.

The segment ended the third quarter of 2010 with a 12 percent higher sales force compared with the same period of 2009.

On a year-to-date basis, the sales variances largely mirrored those of the quarter, although the year-to-date sales decline in Russia was not as significant as in the quarter, and was more than offset by the substantial growth in Tupperware South Africa and Turkey resulting in strong sales growth for the emerging markets as a group and a 6 percent local currency sales improvement in the segment for the year-to-date period compared with same period of 2009.

Segment profit decreased $1.7 million or 9 percent during the third quarter of 2010 compared with the same period of 2009 and excluding the impact of foreign currency, segment profit was 10 percent lower than 2009. The decrease in segment profit reflected the decline in sales during the quarter and was also impacted by the $2.5 million overstatement of profit in the third quarter of 2009 related to Russia which was corrected in the second quarter of 2010.

On a year-to-date basis, segment profit increased in total and as a percentage of sales. The improvement in the segment was driven by higher gross margins compared to the same period last year from the leverage of higher sales volume, as well as a favorable product mix. The year-to-date period was also negatively impacted by the out-of-period amounts recorded in Russia in the second quarter of 2010.

The euro and South African rand were the main currencies that impacted the year-over-year comparison.

Asia Pacific

dollars in millions	2010	2009	Change		Change excluding the impact of foreign	Foreign exchange	Percent of total
					exchange (a)	impact (a)	2010	2009
Third Quarter
Net sales	$114.4	$103.0	11%		4%	$7.5	22	20
Segment profit	26.7	22.9	17		8	1.8	35	36

Segment profit as percentage of sales	23.3%	22.2%	1.1	pp	na	na	na	na

Year-to-Date
Net sales	$321.2	$266.2	21%		10%	$26.7	19	18
Segment profit	69.3	50.3	38		23	6.2	27	25

Segment profit as percentage of sales	21.6%	18.9%	2.7	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Asia Pacific showed modest growth in local currency sales, which came from the emerging markets in the segment. Emerging markets accounted for $79.1 million and $60.8 million, or 69 and 59 percent, of the reported sales in the segment for the third quarters of 2010 and 2009, respectively. Versus 2009, the emerging market sales were positively impacted by $4.1 million due to changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 22 percent in the emerging markets. All of the emerging markets increased by a double-digit percentage over 2009 in local currency except for China, with the most significant contributions to the overall increase being in India, Indonesia and Malaysia/Singapore. The local currency sales growth in these markets was the result of a larger, more productive sales force, reflecting strong recruiting and retention, successful promotional activities, attractive consumer offers and positive response to product launches. Local currency sales in China increased only slightly in the third quarter of 2010 compared with the same period of 2009 in spite of a negative comparison from having $2.7 million of business-to-business sales in 2009 which did not recur in 2010. The lack of these sales was offset by a higher number of outlets and improved outlet productivity during the quarter driven by strong increase in “preferred customers” and promotional activities.

The improvements experienced in the emerging markets were partially offset by a significant decline in local currency sales in the established markets in Tupperware Australia and Japan, resulting from lower average active sales forces compared with the third quarter of 2009. Australia’s promotional programs and sales force events did not drive sales and recruiting as expected, and the unit ended the quarter with a smaller sales force. Japan recently implemented its intermediate term strategy to modify the business model including changes in its sales force compensation and promotional programs focused on recruiting and training of sellers as opposed to consumer focused representatives, as well as a different product program. The Company is implementing strategies in Australia to activate the sales force including changes to the compensation plan designed to move sales force managers up the career path more quickly.

Total segment profit increased significantly in the third quarter of 2010 compared with the same period of 2009. Excluding the impact of foreign currencies, segment profit increased 8 percent compared to the same period last year. The increase was mainly from improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending. This was partially offset with higher marketing spending for continued brand building initiatives.

The year-to-date sales and segment profit variances largely mirrored those of the quarter.

The Australian dollar, Indonesian rupiah and Malaysian ringgit were the main currencies that led to the positive foreign currency impact on the 2010 sales and profit comparison with 2009.

Tupperware North America

dollars in millions	2010	2009	Change		Change excluding the impact of foreign	Foreign exchange	Percent of total
					exchange (a)	impact (a)	2010	2009
Third Quarter
Net sales	$76.5	$77.2	(1)%		(2)%	$1.1	15	15
Segment profit	8.7	9.6	(8)		(10)	0.1	11	15

Segment profit as percentage of sales	11.4%	12.4%	(1.0	)pp	na	na	na	na

Year-to-Date
Net sales	$241.3	$217.3	11%		7%	$8.1	15	15
Segment profit	35.8	24.6	46		40	1.1	14	12

Segment profit as percentage of sales	14.8%	11.3%	3.5	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Local currency sales decreased 2 percent in the third quarter of 2010 compared with the same period of 2009 as both Tupperware Mexico and United States were down during the quarter, resulting from the timing of certain promotional programs. In Tupperware Mexico, there was one less promotional period close in the 2010 versus 2009 quarter. Most sales orders are received, at the end of a promotional period, and having one less in 2010 led to a 2 percent decrease in local currency sales. In the United States, due to the later closing of a promotional push period in 2010, more orders received were not shipped by the end of the quarter in 2010 compared with 2009.

On a year-to-date basis, local currency sales increased 7 percent compared to the same period of 2009. The improvement in this segment was driven mainly by a strong growth in core sales by Tupperware Mexico reflecting a higher average active sales force and a slight increase in the United States and Canada sales. The year-to-date comparison was also favorably impacted by $7.0 million more in business-to-business sales primarily in the first quarter in Tupperware Mexico.

Segment profit decreased $0.9 million in the third quarter of 2010 compared with the same period last year. The decline was mainly due to lower gross margin in the third quarter of 2010 compared with the same period last year due to a greater impact from promotional pricing and higher brochure costs. This was partially offset by more efficient promotional spending in Tupperware Mexico.

On a year-to-date basis, segment profit increased $11.2 million compared with the same period of 2009. The improvement was driven by the sales increase in Tupperware Mexico, along with more efficient promotional and marketing spending and lower bad debt expense. Also positively impacting segment profit during the year-to-date period were lower operating expenses in the United States business relating to less promotional expenses from less sales force members qualifying for events and lower commissions earned, as fewer individuals met sales targets, along with lower marketing costs, partially offset by lower gross margin and higher distribution costs.

Beauty North America

dollars in millions	2010	2009	Change		Change excluding the impact of foreign	Foreign exchange	Percent of total
					exchange (a)	impact (a)	2010	2009
Third Quarter
Net sales	$96.7	$97.2	0%		(2)%	$1.9	18	19
Segment profit	12.5	9.8	28		23	0.4	17	16

Segment profit as percentage of sales	12.9%	10.1%	2.8	pp	na	na	na	na

Year-to-Date
Net sales	$296.7	$287.7	3%		(2)%	$15.6	18	19
Segment profit	39.4	36.8	7		0	2.8	15	18

Segment profit as percentage of sales	13.3%	12.8%	0.5	pp	na	na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points

Total local currency sales for the segment decreased 2 percent in the third quarter of 2010 compared with 2009, reflecting lower sales by BeautiControl North America where there was a smaller sales force during the quarter compared with last year. At the beginning of 2010, BeautiControl implemented a new sales force compensation plan and continues to focus on sales force training and development. Local currency sales at Fuller Mexico were about even with the same period of 2009; however, improved recruiting and sales force member retention in the quarter led to a 5 percent sales force advantage over last year.

Segment profit was $2.7 million higher in the third quarter of 2010 compared with the same period of 2009 on a reported basis, and as a percentage of sales was 2.8 percentage points higher than last year. The improvement in profit for the quarter was driven by lower commissions paid by Fuller Mexico, reflecting the absence of certain incentive initiatives offered last year, and lower promotion expenses in BeautiControl from less sales force members qualifying for events and promotional gifts and costs savings at BeautiControl from re-engineering plans implemented in 2009 and earlier in 2010.

On a year-to-date basis, segment profit increased 7 percent; however excluding the positive impact from a stronger Mexican peso, segment profit was about even with last year. This was due to the investments made by the Company to support the BeautiControl sales force in its transition to operating under the new compensation plan, and first-half initiatives by Fuller Mexico to improve sales force recruiting, partially offset by the third quarter improvements noted.

Beauty Other

dollars in millions	2010	2009	Change		Change excluding the impact of foreign		Foreign exchange	Percent of total
					exchange (a)		impact (a)	2010	2009
Third Quarter
Net sales	$83.6	$79.0	6%		16%		$(7.1)	16	15
Segment profit	10.3	2.0		+		+	(1.5)	14	3

Segment profit as percentage of sales	12.3%	2.5%	9.8	pp	na		na	na	na

Year-to-Date
Net sales	$232.4	$215.5	8%		16%		$(14.7)	14	14
Segment profit	19.3	12.2	57			+	(5.5)	8	6

Segment profit as percentage of sales	8.3%	5.7%	2.6	pp	na		na	na	na

a	2010 actual compared with 2009 translated at 2010 exchange rates.
na	not applicable
pp	percentage points
+	increase is greater than 100 percent

Local currency sales for this segment increased 16 percent in the third quarter of 2010. The increase was mainly from Tupperware Brazil driven by a higher sales force from strong recruiting efforts and higher productivity. Also contributing to the segment sales increase was Argentina due to higher pricing reflecting inflation, the Philippines resulting from successful product launches and attractive consumer offers and Venezuela due to higher pricing from inflation. The Nutrimetics businesses as a group were down in local currency compared with the same period for 2009, mainly in Australia and Greece.

The year-to-date sales variances largely mirrored those of the quarter.

Segment profit increased in the third quarter of 2010 compared with last year mainly driven by the higher sales in Brazil, the Philippines and Venezuela, as well as improved gross margins reflecting the leverage from the higher sales volume and increased pricing. In the third quarter of 2009, the Company recorded a $4.9 million pre-tax foreign exchange loss to convert Venezuelan bolivars to U.S. dollars at a rate less favorable than the rate used to translate earnings which did not recur in the third quarter of 2010.

The continued devaluation of the Venezuelan bolivar had an overall negative impact on sales and profit for 2010 compared with 2009. Prior to December 2009, the Company utilized the official rate in Venezuela to translate the results of the subsidiary. In December 2009, the Company considered its past and continued intent to use the parallel rate to settle its U.S. dollar-denominated liabilities and the fact that the Company no longer expected to be able to remit dividends at the official rate. As a result, the Company began translating the Venezuelan sales and profit results at the parallel rate as of the beginning of 2010. In May 2010, the Venezuelan government closed the use of the parallel rate, and consequently this rate is no longer available and can not be used to translate the results from Venezuela. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a new “banded” exchange rate. As the Company believed this would be the primary rate at which it will settle its non-bolivar denominated liabilities and repatriate dividends, it began translating its bolivar denominated transactions and balances at this rate beginning in June 2010. Also, as of the beginning of 2010 Venezuela was determined to be hyper-inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the Venezuelan bolivar on earnings in the third quarter and year-to-date period was a gain of $0.4 million and a loss of $0.1 million, respectively. As of September 25, 2010, the Company had $3 million in net monetary assets denominated in Venezuelan bolivars, which would be directly impacted by any change in the exchange rate, including $8 million in cash and cash equivalents.

Financial Condition

Liquidity and Capital Resources Working capital increased by $72.9 million as of the end of the third quarter of 2010 compared with the end of 2009 to $309.2 million. The increase in working capital was most significantly from higher inventory levels, reflecting the need to support a higher level of sales, a higher level of raw materials in part in an effort to capture favorable pricing, a higher level of relatively more expensive third party sourced finished goods items that have a long ordering lead time, and situations where expected sales levels were not achieved. Also contributing was a lower amount of accounts payable, reflecting the timing of payments around the Company’s fiscal year end compared with the end of its third quarter, and a higher level of cash.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (Credit Agreement) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings is a floating LIBOR base rate plus an applicable margin. As of September 25, 2010, the applicable margin was 62.5 basis points. Although the Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total debt outstanding under the Credit Agreement at fixed rates, which is achieved through the use of interest rate swaps. As of September 25, 2010, the Company had interest rate swap agreements that fixed its entire outstanding term loan. The swap agreements combined with the contractual spread dictated by the Credit Agreement gave the Company an all-in effective rate of about 4.7 percent as of September 25, 2010. Term loan borrowings outstanding under the Credit Agreement totaled $405.0 million as of September 25, 2010 and December 26, 2009. The Company had no borrowings outstanding on its $200 million revolving line of credit as of September 25, 2010 or December 26, 2009.

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

The Company monitors the stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest and foreign currency rates, and developments in the financial markets beginning in 2008 have increased the Company’s exposure to the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes the portion of its cash and cash equivalents balance of $122.8 million that may become available in the United States, cash flows from operating activities, and access to its $200 million secured revolving credit facility. As of September 25, 2010, the Company had $197.1 million available under its revolving line of credit and $155.7 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

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

The debt to total capital ratio at the end of the third quarter of 2010 was 37 percent and at the end of 2009 was 40 percent. The ratio at the end of the third quarter of 2009 was 45 percent. Debt is defined as total debt and capital is defined as total debt plus shareholders’ equity. The improvement in the 2010 debt to total capital ratio compared with the third quarter of 2009 reflected $60 million in term loan repayments made in the fourth quarter of 2009 and increased shareholders’ equity.

Operating Activities Net cash provided by operating activities for the year-to-date period of 2010 was $103.5 million compared with $128.6 million for the same period of 2009. The decrease in operating cash flow in 2010 reflected a larger increase in inventory in 2010, resulting from starting 2010 with a lower level of inventory compared with last year and increasing inventory levels throughout 2010. Also contributing to the decrease was a outflow of $7.6 million from hedging activities compared with a $16.9 million inflow in 2009. There was a partial offset from a smaller increase in trade receivables.

Investing Activities During the year-to-date period of 2010 and 2009, the Company spent $34.6 million and $25.8 million for capital expenditures, respectively. In both periods there were capital expenditures for molds for new products. In addition to the molds in 2010, the Company spent capital on molding machines and outfitting a new leased facility in India. In the year-to-date period of 2009, the Company spent $7.1 million to enhance the distribution capacity at its facility in Hemingway, South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The costs required to replace the distribution capacity at this facility were reimbursed by insurance proceeds, which are netted with capital expenditures in the Consolidated Statement of Cash Flows. The 2010 proceeds from disposal of property, plant and equipment were primarily from the sale of excess property in Australia with the remainder from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. The proceeds in 2009 of $2.9 mainly related to the sale of the Company’s former manufacturing facility in Halls, Tennessee with the remaining being mainly from the sale of automobiles.

In 2002, the Company began a program to sell excess property for development around its Orlando, Florida headquarters. There were no proceeds from this program during the year-to-date period of either 2010 or 2009. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. However, these sales have been impacted by the lack of availability of credit and a general downtown in the real estate development industry. As a result, the program will likely continue for a number of years. The Company’s term loan agreement requires it to remit proceeds received from the disposition of excess property, less spending for site improvements, to its lenders in repayment of the debt.

Financing Activities Dividends paid to shareholders were $47.2 million and $41.1 million in the year-to-date period of 2010 and 2009, respectively. The higher 2010 amount was mainly due to an increase in the quarterly dividend per share from $0.22 per share in 2009 to $0.25 in 2010. Proceeds received from the exercise of stock options were $12.9 million and $22.5 million for the year-to-date period of 2010 and 2009 respectively. The Company made net payments on borrowings of $1.1 million in the year-to-date period of 2010, compared with net payments of $83.2 million during the year-to-date period of 2009, reflecting the Company’s voluntary prepayment of $80 million on its term debt in the second and third quarters of 2009.

The Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $350 million until February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans with the intention of keeping the number of shares outstanding at about 63 million. In the year-to-date period of 2010, the Company repurchased on the open market 0.7 million shares at an aggregate cost of $29.1 million compared with 0.8 million shares at an aggregate cost of $26.4 million for the same period of 2009. Since inception of the program, the Company has repurchased in the open market 4.5 million shares at an aggregate cost of $170.4 million.

Under the Company’s stock incentive programs, employees are allowed to use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period of 2010 and 2009, 34,586 and 148,723 shares were retained to fund withholding taxes, totaling $1.5 million and $5.9 million, respectively, which was included as a component of stock repurchases in the Consolidated Statement of Cash Flows.

New Pronouncements

Refer to Note 17 to the Consolidated Financial Statements for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, and the currencies in which it borrows. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company’s borrowings under its current credit agreement carry a variable interest rate, but the agreement requires the Company to maintain a fixed interest rate on at least 40 percent of total debt during the term of the loan. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent plus a spread, which was 62.5 basis points as of September 25, 2010.

During 2008, the Company entered into a forward interest rate agreement that swaps into a fixed obligation for 2010, $100 million of its LIBOR-based floating obligation. The Company will pay 1.9 percent on the $100 million for 2010, plus the spread under the Credit Agreement, which was 62.5 basis points as of September 25, 2010.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date period of 2010, the cash flow impact of these currency hedges was an outflow of $7.6 million, while in 2009 it was an inflow of $16.9 million.

The U.S. dollar equivalent of the Company’s most significant net open hedge positions as of September 25, 2010 were to sell Turkish Lira $13.3 million and Japanese Yen $9.7 and to buy U.S. dollars $27.1 million and euro $22.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency generates a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of September 25, 2010, the Company was in a net payable position of approximately $0.5 million related to its currency hedges, which upon settlement could have a significant impact on the Company’s cash flow. The Company records the impact of forward points in net interest expense.

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

The Company is also exposed to rising material prices in its manufacturing operations and in particular the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products and the Company currently estimates that it will include in its 2010 cost of sales $130 to $135 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $13.0 to $13.5 million compared with the prior year. For the third quarter and year-to-date period of 2010, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $7 million and $6 million, respectively due to resin cost changes as compared with 2009. For the full year of 2010, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $9 million on a local currency basis due to resin cost changes as compared with 2009. The Company partially manages this risk by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotional offers. It may also, on occasion, make advance material purchases to take advantage of favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin prices is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulations of materials used in products coming into contact with food (e.g. polycarbonate) as well as cosmetics and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and the cost of procured finished products;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from debt payments, share repurchases and hedge settlements;

•

the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing products across geographies and the success of foreign exchange hedging and risk management strategies;

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

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)

6/27/10 – 7/31/10	0	$0.0	0	$183,658,055
8/01/10 – 8/28/10	90,000	40.45	90,000	180,017,763
8/29/10 – 9/25/10	10,000	39.83	10,000	179,619,460

	100,000	$40.39	100,000	$179,619,460

(a)	The Company’s Board of Directors approved a program for repurchasing shares with an aggregate cost up to $350 million until February 1, 2015. Repurchases are expected to be made using proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans. The intention of the program is to keep the number of shares outstanding at about 63 million shares. In the third quarter of 2010, the Company repurchased on the open market 0.1 million shares at an aggregate cost of $4.0 million under this authorization.

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101*	The following financial statements from Tupperware Brands Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2010, filed on November 2, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida

November 2, 2010