Form 10-K
period 2010-12-25
TUPPERWARE BRANDS CORP
filed 2011-02-22
CIK 1008654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price ($40.26) of such common equity on the New York Stock Exchange-Composite Transaction Listing on June 25, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,492,120,773.

As of February 17, 2011, 62,810,512 shares of the Common Stock, $0.01 par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 11, 2011 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.

(a) General Development of Business

Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”), is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of 2.6 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through its Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant’s name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”) and on December 5, 2005, the Registrant acquired the direct selling businesses of Sara Lee Corporation. The 2005 acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products.

(b) New York Stock Exchange—Required Disclosures

General. The address of the Registrant’s principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant’s directors are Catherine A. Bertini, Rita Bornstein, Ph.D., Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Bob Marbut, Angel R. Martinez, Antonio Monteiro de Castro, Robert J. Murray, David R. Parker, Joyce M. Roché, J. Patrick Spainhour and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Ms. Bertini, Dr. Bornstein and Messrs. Cloninger (Chair), Grum, Marbut, Martinez and Murray. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Roché (Chair), Ms. Szostak, and Messrs. Lee, Monteiro de Castro, Parker and Spainhour. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Roché, Ms. Szostak, and Messrs. Parker (Chair), Cloninger, Grum and Murray. The members of the Executive Committee of the Board of Directors are Ms. Roché and Messrs. Goings (Chair), Cloninger, Grum and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is David R. Parker. The Registrant’s officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant’s transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant’s shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.

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

BUSINESS OF TUPPERWARE BRANDS CORPORATION

The Registrant is a worldwide direct selling consumer products company engaged in the manufacture and sale of Tupperware® products and cosmetics and personal care products under a variety of trade names, including Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics® and Nuvo®. Each business manufactures and/or markets a broad line of high quality products.

I. PRINCIPAL PRODUCTS

Tupperware. The core of Tupperware’s product line consists of design-centric preparation, storage and serving solutions for the kitchen and home. Tupperware also has an established line of kitchen cookware and tools, microwave products, microfiber textiles and gifts. The line of Tupperware products continues to include its traditional products such as Modular Mates* and Impressions serve ware, as well as many food storage and serving line products, but also has expanded over the years with updated products such as Baseline Canisters, Cool Stackables, Allegra and the 3S serving lines. The Company has also expanded its microwave product line with the 2010 introduction of the Micro Gourmet 101° steamer and the Vent ‘N Serve* line of microwave, freeze and reheat products. Food preparation has been a strong focus with the addition of the Herb Chopper, the Smooth Chopper and the Speedy Chef products, which offer fast and easy food preparation without the use of electricity.

The Company continues to introduce new materials, designs, colors and decoration in its product lines, to vary its offerings by season and to extend existing products into new markets around the world. The development of new products varies across markets in order to address differences in cultures, lifestyles, tastes and needs of the markets, although most products are offered in a large number of markets. New Tupperware products introduced in 2010 included the Eco by Tupperware* Water Bottle line, Microwave Pasta Maker, Fresh Herb Planter, Allegra Stemware, and the next generation of cutlery called U universalseries* knives, as well as food preparation tools such as the T-Bar Maker, the Maki and Nigiri Sushi Makers and the new EasyLogics kitchen tools. New product development will continue to be an important part of the Company’s strategy.

Beauty. The Beauty businesses manufacture and distribute skin care products, cosmetics, bath and body care, toiletries, fragrances, nutritional products, apparel and related products, and, in some cases, Tupperware® brand products. New products introduced in 2010 in the Fuller businesses included the fragrances PF Blue Pedro Fernandez*, Glam Intense* and Daddyction*. New products introduced in 2010 under the BeautiControl brand included Regeneration* Tight, Firm & Fill Extreme Wrinkle Concentrate, BC Spa Resurface Daily Resurfacing Serum, BC Color Intense Mineral Eye Color Trios and W.H.O.’s Gorgeous Lip Gloss. BeautiControl also introduced BC Spa Manicure, BC Spa Pedicure and BC Spa Body, which are new body care product lines. New products introduced in 2010 under the Nutrimetics brand included Ultra Care+ Tight Firm & Fill Eye Serum, Ultra Care+ Bright & Beautiful Serum, Ultra Care+ Moisturizing System, Ultra Care+ Complexion Refiner and Ultra Care+ Antioxidant Peeling Masque in the skincare category, along with nutrimetics nc* Mineral Foundation Powder SPF 12 and nc nutrimetics* Liquid Cover Smoothing Concealer in the color category.

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

Tupperware Brands’ products are sold in almost 100 countries around the world under eight brands: Tupperware, Armand Dupree, Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines established market economies as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand and the United States. All other countries are classified as emerging market economies. Businesses operating in emerging markets accounted for 56 percent of 2010 sales, while businesses operating in established markets accounted for the other 44 percent. For the past five fiscal years 84 to 88 percent of total revenues from the sale of Tupperware Brands’ products have been in international markets.

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

As of December 25, 2010, the Tupperware distribution system had approximately 1,700 distributors, 60,300 managers and 1.5 million dealers worldwide. During the year, 18.0 million Tupperware parties took place worldwide.

Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate, through demonstration, the features and benefits of Tupperware products. Tupperware parties are held in homes, offices, social clubs and other locations. Tupperware products are also promoted through brochures mailed or given to people invited to attend Tupperware parties and various other types of demonstrations. Sales of Tupperware products are supported by Tupperware through a program of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, Tupperware utilizes catalogs and television and magazine advertising, which help to increase its sales levels with hard-to-reach customers and generate sales force leads for parties and new dealers.

In 2010, Tupperware continued to sell directly and/or through its sales force to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner’s distribution channel, with a link back to the party plan business to generate additional Tupperware parties.

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

As of December 25, 2010, the sales force representing the Beauty businesses totaled 1.1 million.

IV. COMPETITION

There are many competitors to Tupperware Brands businesses both domestically and internationally. The principal bases of competition generally are marketing, price, quality and innovation of products, as well as competition with other “direct sales” companies for sales personnel and demonstration dates. Due to the nature of the direct-selling industry, it is critical that the Company provides a compelling earnings opportunity for the sales force, along with developing new and innovative products. The Company maintains its competitive position, in part, through the use of strong incentives and promotional programs.

Tupperware. The Tupperware businesses specifically compete in the food storage, serving and preparation, containers, toys and gifts markets. Tupperware has differentiated itself from its competitors through product innovation and quality and its channel of distribution. Tupperware believes it holds a significant market share in each of these markets in many countries.

Beauty. The beauty businesses compete in the skin care, cosmetics, toiletries and fragrances markets. The Company works to differentiate itself and its products from the industry in general through the use of value-added services, celebrity endorsements, technological sophistication, brand development, new product introductions and sales force training, motivation and compensation arrangements.

V. EMPLOYEES

The Registrant employs approximately 13,500 people, of whom approximately 1,000 are based in the United States.

VI. RESEARCH AND DEVELOPMENT

The Registrant incurred $17.8 million, $18.0 million and $18.7 million for fiscal years ended 2010, 2009 and 2008, respectively, on research and development activities for new products.

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

X. OTHER

Sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by dealers and their customers, as well as reduced promotional activities during this quarter. Sales generally increase in the fourth quarter, as it includes traditional gift-giving occasions in many markets and as children return to school and households refocus on activities that include party plan sales events and the use of Tupperware’s products, along with increased promotional activities supporting these opportunities.

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

XI. EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person’s principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 11, 2011).

Positions and Offices Held and Principal Occupations

of Employment During Past Five Years

Name and Age	Office and Experience

Anna Braungardt, age 56	Senior Vice President, Worldwide Human Resources since January 2010, after serving as Vice President, Human Resources, North America & Beauty Group since January 2009. Prior thereto she served as Vice President, Human Resources, International Beauty since October 2005.

Edward R. Davis III, age 48	Vice President and Treasurer since May 2004.

R. Glenn Drake, age 58	Group President, Europe, Africa and the Middle East since August 2006, after serving as Group President, North America, Europe, Africa and the Middle East since January 2002.

Name and Age	Office and Experience

Lillian D. Garcia, age 55	Executive Vice President and Area President, Argentina, Uruguay, Venezuela and Ecuador since January 2011, after serving as Executive Vice President and President, Fuller Argentina since January 2010. Prior thereto, she served as Executive Vice President and Chief Human Resources Officer since August 2005.

E.V. Goings, age 65	Chairman and Chief Executive Officer since October 1997.

Josef Hajek, age 53	Senior Vice President, Tax and Governmental Affairs since February 2006.

Simon C. Hemus, age 61	President and Chief Operating Officer since January 2007, after serving as Group President, International Beauty since December 2005.

Timothy A. Kulhanek, age 46	Vice President, Internal Audit and Enterprise Risk Management since June 2010 after serving as Vice President and Chief Financial Officer, BeautiControl, Inc., since August 2007. Prior thereto he served as Vice President and Controller since January 2005.

Pablo Munoz, age 53	Group President, Latin America since January 2011, after serving as Area Vice President, Tupperware and Beauty, Latin America since January 2006.

Michael S. Poteshman, age 47	Executive Vice President and Chief Financial Officer since August 2004.

Nicholas K. Poucher, age 49	Vice President and Controller since August 2007, after serving as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since November 2003.

Thomas M. Roehlk, age 60	Executive Vice President, Chief Legal Officer & Secretary since August 2005.

Christian E. Skroeder, age 62	Group President, Asia Pacific since January 2009, after serving as Senior Vice President, Worldwide Market Development since April 2001.

José R. Timmerman, age 62	Executive Vice President, Supply Chain Worldwide since February 2010, after serving as Senior Vice President, Supply Chain since March 2009 and Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 50	Vice President and Chief Technology Officer since August 2002.

William J. Wright, age 48	Senior Vice President, Global Product Marketing since October 2010, after serving as Senior Vice President, Global Third Party Sourced Products & Product Development since June 2010. Prior thereto, he served as Vice President of Marketing and Business Development in Tupperware Europe, Africa and the Middle East since August 2006 and Vice President, New and Third Party Product since January 2005.

Item 1A.	Risk Factors.

The risks and uncertainties described below are not the only ones facing the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect results of operations and financial condition.

Sales Force Factors

The Company’s products are marketed and sold through the direct selling method of distribution, in which products are primarily marketed and sold by a sales force made up of independent contractors to consumers without the use of retail establishments. This distribution system depends upon the successful recruitment, retention and motivation of a large force of sales personnel to grow and compensate for a high turnover rate. The recruitment and retention of sales force members is dependent upon the competitive environment among direct sellers and upon the general labor market, unemployment levels, general economic conditions, and demographic and cultural changes in the workforce. The motivation of the sales force is dependent, in part, upon the effectiveness of compensation and promotional programs of the Company, the competitiveness of the same compared with other direct selling companies, the introduction of new products and the ability to advance through the sales force structure.

The Company’s sales are directly tied to the activity levels of its sales force, which is in large part a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per party, the amount of sales per sales force member and the mix of high-margin and low-margin products sold at parties and elsewhere, and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow the revenue base of the Company that may lead to the inaccurate perception that the independent sales force system is at risk of being phased out.

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

The Company derived 88 percent of its net sales from operations outside the United States in 2010. Because of this, movement in exchange rates may have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the euro and the Mexican peso. In addition to the United States, the other countries in which the Company generated at least $50 million of sales in 2010 included Australia, Brazil, China, France, Germany, Indonesia, Japan, Malaysia/Singapore, Mexico, the Philippines, Russia and South Africa. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.

Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates, the Company may not be able to immediately repatriate its cash at the exchange rate used to translate its financial statements.

Legal and Regulatory Issues

The U.S. Federal Trade Commission originally proposed business opportunity regulations which could have had a negative effect upon the Company’s method of operating in the United States, mainly by imposing disclosure and waiting period requirements that could inhibit the Company’s ability to attract and recruit sales force members. After receiving public comments and undergoing revisions, the current proposed regulations effectively exempt the Company’s U.S. operations. It is currently unknown when final regulations will be issued and whether, in their final form, they will impact the Company’s operations by eliminating the exemption created for multi-level marketing and direct sales businesses and subjecting them to the disclosure and waiting period requirements.

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

Product Safety

Certain of the materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes or the ingredients used in cosmetics, personal care or nutritional products causing harm to human health. This includes polycarbonate that contains the chemical Bisphenol A. It is the Company’s policy to use only those materials or ingredients that are approved by relevant regulatory authorities for contact with food or skin or for ingestion by consumers, as applicable.

General Business Factors

The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics and political instability may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or profitability of the Company’s plastic products. The Company is also subject to frequent counterfeiting and intellectual property infringement, which may be difficult to police and prevent, depending upon the existence and enforceability of laws affording protection to Company property. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, may be relevant to performance as well.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains manufacturing and significant distribution facilities in Brazil, France, Greece, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in Belgium, China, India, Indonesia, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Japan, Mexico, New Zealand and Belgium. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 200 acres have been sold and about 300 acres remain to be sold in connection with this project, which is expected to continue for a number of years.

Item 3.	Legal Proceedings.

A number of ordinary-course legal and administrative proceedings against the Registrant or its subsidiaries are pending. In addition to such proceedings, there are certain proceedings that involve the discharge of materials into, or otherwise relating to the protection of, the environment. Certain of such proceedings involve federal environmental laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as well as state and local laws. The Registrant has established reserves with respect to certain of such proceedings. Because of the involvement of other parties and the uncertainty of potential environmental impacts, the eventual outcomes of such actions and the cost and timing of expenditures cannot be determined with certainty. It is not expected that the outcome of such proceedings, either individually or in the aggregate, will have a material adverse effect upon the Registrant.

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

As part of the 2005 acquisition of the direct selling businesses of Sara Lee Corporation, that company indemnified the Registrant for any liabilities arising out of any existing litigation at that time and for certain legal and tax matters arising out of circumstances that might relate to periods before or after that date.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Registrant has not sold any securities in 2008 through 2010 that were not registered under the Securities Act of 1933. As of February 17, 2011, the Registrant had 54,681 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 18 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph.

The following performance graph compares the performance of the Company’s common stock to the Standard & Poor’s 400 Mid-Cap Stock Index and the Standard & Poor’s 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company’s common stock and each index was $100 at December 31, 2005 and that all dividends were reinvested. The Company is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/31/2005	100.00	100.00	100.00
12/30/2006	105.55	110.32	103.21
12/29/2007	159.14	119.81	93.53
12/27/2008	103.01	72.63	54.09
12/26/2009	242.69	106.19	88.17
12/25/2010	254.10	132.63	116.51

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following information relates to the repurchase of the Registrant’s equity securities by the Registrant during each month of the fourth quarter of the Registrant’s fiscal year covered by this report:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
9/26/10—10/30/10	70,000	$46.11	70,000	$176,391,431
10/31/10—11/27/10	350,000	47.39	350,000	159,806,035
11/28/10—12/25/10	240,000	47.43	240,000	148,422,769

	660,000	$47.27	660,000	$148,422,769

(a)	The Company’s Board of Directors approved, in February 2010, a program for repurchasing shares with an aggregate cost up to $350 million until February 1, 2015. In January 2011, the Company’s board increased the share repurchase authorization by $250 million to $600 million. The authorization continues to run until February 1, 2015.

Item 6.	Selected Financial Data.

The following table contains the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company’s audited consolidated financial statements which, for data presented for fiscal years 2010 and 2009 and for some data presented for 2008, are included as Item 8 of this Report. This data should be read in conjunction with the Company’s other financial information, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)” and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this Report.

(Dollars in millions, except per share amounts)	2010	2009	2008	2007	2006
Operating results
Net sales:
Tupperware:
Europe	$778.0	$749.6	$769.6	$688.2	$615.9
Asia Pacific	460.6	385.0	336.1	292.4	239.7
North America	324.8	292.3	303.3	289.8	255.5
Beauty:
North America	406.0	391.6	460.7	461.5	423.1
Other	331.0	309.0	292.1	249.5	209.5

Total net sales	$2,300.4	$2,127.5	$2,161.8	$1,981.4	$1,743.7

Segment profit (loss):
Tupperware:
Europe	$148.8	$143.3	$123.8	$111.0	$94.4
Asia Pacific	103.7	78.6	64.7	52.0	33.8
North America	49.7	38.1	27.7	21.3	8.7
Beauty:
North America	58.9	52.2	60.5	66.3	58.1
Other (a)	33.9	19.7	(5.0)	(7.6)	(12.7)
Unallocated expenses	(56.8)	(51.9)	(39.8)	(43.9)	(36.4)
Gain on disposal of assets including insurance recoveries, net (b),(c)	0.2	21.9	24.9	11.8	12.5
Re-engineering and impairment charges (a)	(7.6)	(8.0)	(9.0)	(9.0)	(7.6)
Impairment of goodwill and intangible assets (d)	(4.3)	(28.1)	(9.0)	(11.3)	0.0
Interest expense, net (e)	(26.8)	(28.7)	(36.9)	(49.2)	(47.0)

Income before income taxes	299.7	237.1	201.9	141.4	103.8
Provision for income taxes	74.1	62.0	40.5	24.5	9.6

Net Income	$225.6	$175.1	$161.4	$116.9	$94.2

Basic earnings per common share (f)	$3.60	$2.80	$2.61	$1.90	$1.55

Diluted earnings per common share (f)	$3.53	$2.75	$2.55	$1.86	$1.53

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2010	2009	2008	2007	2006
Profitability ratios
Segment profit as a percent of sales:
Tupperware:
Europe	19%	19%	16%	16%	15%
Asia Pacific	23	20	19	18	14
North America	15	13	9	7	3
Beauty:
North America	15	13	13	14	14
Other (a)	10	6	na	na	na
Return on average equity (g)	31.7	31.6	29.3	24.6	25.5
Return on average invested capital (h)	21.4	18.1	15.8	12.8	11.4
Financial Condition
Cash and cash equivalents	$248.7	$112.4	$124.8	$102.7	$102.2
Net working capital	348.8	236.3	252.3	249.2	227.3
Property, plant and equipment, net	258.0	254.6	245.4	266.0	256.6
Total assets	2,015.8	1,818.8	1,789.8	1,850.7	1,712.1
Short-term borrowings and current portion of long-term obligations	1.9	1.9	3.8	3.5	0.9
Long-term obligations	426.8	426.2	567.4	589.8	680.5
Shareholders’ equity	789.8	637.7	474.0	522.7	400.5
Current ratio	1.70	1.51	1.56	1.55	1.63
Long-term obligations-to-equity	54.0%	66.8%	119.7%	112.8%	170.0%
Net debt obligations-to-capital (i)	18.6%	33.1%	48.5%	48.4%	59.1%
Other Data
Net cash provided by operating activities	$299.5	$250.9	$131.0	$177.4	$172.8
Net cash used in investing activities	(46.1)	(26.9)	(39.1)	(25.0)	(131.5)
Net cash used in financing activities	(103.9)	(227.8)	(66.5)	(155.6)	(122.5)
Capital expenditures	56.1	46.4	54.4	50.3	52.1
Depreciation and amortization	49.7	51.7	60.6	63.5	72.9
Common Stock Data
Dividends declared per share	$1.05	$0.91	$0.88	$0.88	$0.88
Dividend payout ratio (j)	29.2%	32.5%	33.7%	46.3%	56.8%
Average common shares outstanding (thousands):
Basic	62,550	62,374	61,559	60,904	60,140
Diluted	63,845	63,403	62,976	62,509	61,170
Year-end book value per share (k)	$12.37	$10.10	$7.51	$8.35	$6.55
Year-end price/earnings ratio (l)	13.7	17.1	8.1	17.7	14.7
Year-end market/book ratio (m)	3.9	4.7	2.8	4.0	3.4

na – not applicable

a.	The re-engineering and impairment charges line provides for severance and other exit costs as further discussed in Note 2 to the Consolidated Financial Statements. In 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business in Brazil. As a result of this decision, the Company recorded a $2.9 million charge relating to the write off of inventory, prepaid assets and accounts receivables. This amount is included in the Beauty Other results.

b.

In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. There were no land sales in the 2010 or 2009 fiscal years. During 2008, 2007, and 2006, pretax gains from these sales were $2.2 million, $5.6 million and $9.3 million, respectively, and were included in gains on disposal of assets including insurance recoveries, net. Certain members of management, including executive officers, received incentive compensation totaling $0.2 million in 2006, based upon completion of performance goals related to real estate development. These costs were recorded in unallocated expenses. Effective December 30, 2006, this incentive compensation program was terminated.

c.	Included in Gain on disposal of assets including insurance recoveries, net are:

•	A pretax gain of $0.2 million and $2.9 million in 2010 and 2009, respectively, from the sale of property in Australia;

•	A pretax gain of $19.0 million and $22.2 million in 2009 and 2008, respectively, as a result of insurance recoveries associated with a 2007 fire in South Carolina;

•	A pretax gain of $1.1 million in 2008, as a result of insurance recoveries from flood damage in France and Indonesia;

•	A pretax loss of $0.6 million in 2008, as a result of asset disposals in the Philippines;

•	A pretax gain of $2.1 million and $1.6 million in 2007, from the sale of excess land in Australia and the Company’s former Philippines manufacturing facility, respectively;

•	A pretax gain of $4.4 million in 2006, as a result of insurance recoveries from hurricane damage suffered in 2004 at the Company’s headquarters location in Orlando, Florida; and

•

A pretax loss of $1.2 million in 2006, as a result of a fire at the former manufacturing facility in Halls, Tennessee, and a pretax gain of $2.5 million in 2007, upon the settlement of the related insurance claim.

d.	Valuations completed on the Company’s intangible assets resulted in the conclusion that certain tradenames and goodwill values were impaired. This resulted in non-cash charges of $28.1 million, $9.0 million and $11.3 million in 2009, 2008 and 2007, respectively. In 2010, the Company recorded a $4.3 million impairment related to certain intangibles and goodwill, associated with a decision by the Company to cease operating its Swissgarde business as an independent entity. See Note 6 to the Consolidated Financial Statements.

e.	In 2007, the Company entered into a new credit agreement replacing its previous credit facility, which resulted in a non-cash write-off of deferred debt costs to interest expense totaling $6.1 million. In connection with the termination of the previous credit facility, the Company also terminated certain floating-to-fixed interest rate swaps resulting in a $3.5 million termination payment also included in interest expense in 2007.

f.	On December 28, 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share-based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for 2010 and 2009 was computed in accordance with this guidance. The prior periods have been retrospectively adjusted, resulting in a $0.01 reduction in each of 2008, 2007 and 2006 diluted earnings per share. The impact on basic earnings per share was a $0.01 reduction in 2008 and a $0.02 reduction in each of 2007 and 2006. The Company had 0.2 million, 0.2 million, 0.4 million, 0.5 million and 0.5 million of unvested share-based payment awards outstanding for 2010, 2009, 2008, 2007 and 2006, respectively, which were classified as participating securities under this guidance.

g.	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

h.	Return on invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 38 percent, by average shareholders’ equity plus debt, for the last five quarters.

i.	Net debt obligations are defined as total debt less cash and cash equivalents, and capital is defined as net debt obligations plus shareholders’ equity.

j.	The dividend payout ratio is dividends declared per share divided by basic earnings per share.

k.	Year-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.

l.	Year-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

m.	Year-end market/book ratio is calculated as the year-end market price of the Company’s common stock divided by year-end book value per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the results of operations for 2010 compared with 2009 and 2009 compared with 2008 and changes in financial condition during 2010. The Company’s fiscal year ends on the last Saturday of December and included 52 weeks during 2010, 2009 and 2008. Its 2011 fiscal year will include 53 weeks. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.

The Company’s primary means of distributing its product is through independent sales organizations and individuals, which in many cases are also its customers. The majority of the Company’s products are in turn sold to end customers who are not members of the Company’s sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company’s primary business drivers are the size, activity and productivity of its independent sales organizations.

Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.

Overview

(Dollars in the millions, except per share amounts)

Company results 2010 vs. 2009

	52 Weeks Ended		Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact
	December 25, 2010	December 26, 2009
Net sales	$2,300.4	$2,127.5	8%		6%	$34.9
Gross margin as a percent of sales	66.7%	66.2%	0.5	pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.9%	52.6%	(0.7	) pp	na	na
Operating income	$329.4	$275.7	19%		16%	$7.6
Net income	225.6	175.1	29		25	5.7
Net income per diluted share	3.53	2.75	28		24	0.10

Company results 2009 vs. 2008

	52 Weeks Ended		Change		Change excluding the impact of foreign exchange (b)	Foreign exchange impact
	December 26, 2009	December 27, 2008
Net sales	$2,127.5	$2,161.8	(2)%		6%	$(157.5)
Gross margin as a percent of sales	66.2%	64.7%	1.5	pp	na	na
Delivery, sales & administrative expense as a percent of sales	52.6%	53.7%	(1.1	) pp	na	na
Operating income	$275.7	$243.6	13%		28%	$(27.6)
Net income	175.1	161.4	8		26	(22.6)
Net income per diluted share	2.75	2.55	8		25	(0.35)

a	2010 actual compared with 2009 translated at 2010 exchange rates.
b	2009 actual compared with 2008 translated at 2009 exchange rates.
na	not applicable
pp	percentage points

Sales

Local currency sales increased 6 percent in 2010 compared with 2009, reflecting strong growth in the Company’s emerging market economy businesses partially offset by a slight decrease in its established market economy businesses. The Company defines its established markets as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company’s emerging markets accounted for 56 and 51 percent of reported sales in 2010 and 2009, respectively. The 2010 reported sales in the emerging markets were up 18 percent compared with the prior year, including a positive $30.5 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ sales grew 15 percent. The strong results in the emerging markets were led by Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware South Africa, Turkey, and Venezuela. The core businesses in all of these units performed very well mainly due to higher total and active sales forces. Of the emerging markets, Russia had the most notable decline in local currency sales compared with 2009, due to lower sales force activity, reflecting a more difficult consumer spending environment and the impact on sales and the sales force of the third quarter fires and heat wave in this market, along with more conservative ordering by the market’s distributors in light of their cash flow. The Company’s established market businesses were down 2 percent in 2010 reported sales, including a positive $4.3 million impact on the comparison from changes in foreign currency exchange rates. The decline in the established markets was mainly due to lower sales in Tupperware Australia and Japan and BeautiControl reflecting smaller sales force sizes, partially offset by significant growth in Austria and France due to strong improvements in recruiting and larger sale forces.

Local currency sales also increased 6 percent in 2009 compared with 2008, also reflecting a strong increase in the Company’s emerging markets, partially offset by a slight decrease from the established markets. The emerging markets accounted for 51 and 50 percent of reported sales in 2009 and 2008, respectively. The 2009 reported sales in the emerging markets were about even with the prior year, including a negative $132.1 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ sales grew 14 percent. The strong results in the emerging markets were led by Tupperware Brazil, India, Indonesia, Malaysia/Singapore, Mexico, Russia, South Africa, Venezuela and Fuller Mexico, partially offset by China. The Company’s established market businesses were down about 4 percent in 2009 reported sales; however, excluding the impact of weaker foreign currencies on the comparison, the established markets were down 1 percent. The drop in local currency sales in the established markets was mainly from BeautiControl and Germany, partially offset by increases in France and Austria.

Specific segment impacts are further discussed in the segment result section.

Gross Margin

Gross margin as a percentage of sales was 66.7 percent in 2010 and 66.2 percent in 2009. The increase was from leverage of higher sales volume, a favorable product mix and a greater share of in-country sourcing by Tupperware Indonesia compared with 2009, partially offset by higher obsolescence costs and $9 million in higher resin costs.

Gross margin as a percentage of sales was 66.2 percent in 2009 and 64.7 percent in 2008. The increase was due mainly to sales of a more favorable product mix in most of the segments and lower freight costs. Also, in 2009, the Company benefited from lower resin prices used in the manufacturing of Tupperware® products of about $15 million. There was also a $1.8 million cost in 2008, which did not recur in 2009, to write down inventory in the Brazil beauty business when the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business in Brazil.

Operating Expenses

Delivery, sales and administrative expense (DS&A) declined as a percentage of sales to 51.9 percent in 2010, compared with 52.6 percent in 2009. The improvements in the DS&A percentage in 2010 were mainly due to more efficient promotional spending and the leverage from higher sales volume due to the fixed nature of a portion of the costs included in this caption. This was partially offset by additional marketing spending for continued brand building initiatives in the Asia Pacific segment.

DS&A declined as a percentage of sales to 52.6 percent in 2009, compared with 53.7 percent in 2008. Contributing to the improvement in the DS&A percentage in 2009 was a decrease in distribution costs due to lower fuel costs, lower promotional spending resulting from improved structures in promotional offers, and the benefits of expense savings action plans. As noted above, in 2009, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through a separate beauty business it had been operating. This change contributed to the more favorable 2009 DS&A ratio.

The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses for 2010 increased $4.9 million compared with 2009, reflecting higher incentive and equity compensation due to the overall improved operating results, incremental audit fees in connection with the review of internal controls in selected emerging markets and variations in foreign exchange rates.

Total unallocated expenses for 2009 increased $12.1 million compared with 2008, reflecting higher incentive and equity compensation due to the overall improved operating results of the Company. Also the Company modified one of its incentive plans in the latter part of 2008 to a stock based award, which no longer required the award to be remeasured at each reporting period. Prior to the modification, the Company’s stock price decreased resulting in lower incentive costs; however, as these awards are no longer remeasured and their expense was recorded straight line over the requisite service period in 2009, there was an overall increase in incentive costs. In February 2009, the Company also granted special stock option and restricted stock awards to its Chief Executive Officer and Chief Operating Officer, which did not occur in 2008, impacting unallocated expenses.

As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.

Included in 2010 net income were pretax charges of $7.6 million for re-engineering and impairment charges, compared with $8.0 million and $9.0 million in 2009 and 2008, respectively. These charges are discussed in the re-engineering costs section following.

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

In 2008, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. These impairments resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to these impairments was an overall increase in the assumed discount rates used in the valuations.

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

In the third quarter of 2010, the Company completed annual impairment tests for all of the reporting units, other than BeautiControl, which was completed in the second quarter, noting no further impairment. Refer to Note 6 of the Consolidated Financial Statements. The Company subsequently decided it would begin selling certain of its Swissgarde products in its Avroy Shlain beauty business in South Africa, and to cease operating the Swissgarde business in the other Southern African countries in which it has been operating. This is expected to have a significant impact on the Swissgarde sales force, as well as decrease the breadth of the product line. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired. Hence, in the fourth quarter of 2010, the Company recorded a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to its sales force intangible asset and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit.

The Company continues its program to sell land for development near its Orlando, Florida headquarters which began in 2002. However, there were no land sales under this program in 2010 or 2009 due to negative developments in the real estate market including ramifications of the credit crisis in the United States. In 2008, a pretax gain of $2.2 million was recognized as a result of this program. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $66.9 million and currently are expected to be up to $125.0 million when the program is completed. The Company’s credit agreement requires it to remit certain proceeds received for the disposition of excess property to its lenders in repayment of the debt.

In 2009, the company recorded a pretax gain of $19.0 million in insurance recoveries from the settlement of its claim from the 2007 fire at its South Carolina manufacturing facility. In 2008, operating results were positively impacted by $22.7 million of pretax gains in connection with the disposal of assets, including net insurance recoveries. This included $22.2 million of pretax gains from insurance recoveries on the South Carolina facility fire. The remaining net gains were from smaller insurance recoveries, partially offset by costs related to disposing of an asset.

In 2010 and 2009, the Company recorded a pretax gain of $0.2 million and $2.9 million, respectively, from the sale of property in Australia.

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

	2010	2009	2008
Re-engineering and impairment charges	$7.6	$8.0	$9.0
Delivery, sales and administrative expense	0.0	0.0	1.1
Cost of products sold	0.0	0.0	1.8

Total pretax re-engineering costs	$7.6	$8.0	$11.9

The Company recorded $6.5 million in re-engineering and impairment charges in 2010 primarily related to severance costs incurred in its Argentina, Australia, BeautiControl, France, Greece, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures, and $1.1 million related to moving costs and the impairment of property, plant and equipment associated with the relocation of certain manufacturing facilities in Japan.

The re-engineering and impairment charges in 2009 primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl, France, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $2.8 million related to the impairment of software and property, plant and equipment and costs associated with relocating certain manufacturing facilities.

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

Net Interest Expense

Net interest expense was $26.8 million for 2010 compared with $28.7 million for 2009, reflecting a lower average debt level and lower LIBOR rates in the United States in 2010 compared with 2009. The margin spread which decreased to 62.5 basis points in 2009 remained the same in 2010 under the Company’s credit agreement. The lower LIBOR rates had a more significant impact on the Company’s revolver borrowings as the interest rate swaps held by the Company essentially fix the interest rate on the Company’s term loans that account for a majority of its borrowings.

Net interest expense was $28.7 million for 2009 compared with $36.9 million for 2008, reflecting a lower average debt level in 2009 compared with 2008. In 2009, the Company made $140 million in voluntary term debt payments, considerably decreasing total outstanding debt. It also had lower average revolver borrowings in 2009 compared with 2008. In addition, the Company benefited from lower LIBOR rates in 2009 compared with 2008, as well as a lower margin spread which decreased from 75 basis points in 2008 to 62.5 basis points in 2009 under the Company’s credit agreement in light of its lower level of leverage.

Tax Rate

The effective tax rates for 2010, 2009 and 2008 were 24.7, 26.2 and 20.0 percent, respectively. The higher 2009 rate, in comparison to 2010, was due to the higher level of nondeductible foreign goodwill impairment charges incurred in 2009. In addition, there were significant costs related to the impact of changes in Mexican legislation and a revaluation of tax assets in 2009. The increase in the 2009 rate over 2008 reflected a shift in income towards jurisdictions with higher statutory tax rates, and a lower level of foreign tax credit benefits. The effective tax rates for 2010, 2009 and 2008 are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Tax rates are affected by many factors, including the global mix of earnings, changes in tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. The Company has not recorded a valuation allowance where it has concluded that it is more likely than not that the benefits will ultimately be realized. This assessment is based upon expectations of domestic operating and non-operating results, foreign dividends and other foreign source income, as well as anticipated gains related to the Company’s future sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 13 to the Consolidated Financial Statements for additional discussions of the Company’s methodology for evaluating deferred tax assets. Based on expected revenue and profit contributions of the Company’s various operations and expected repatriation of foreign earnings, management expects a higher 2011 tax rate.

As of December 25, 2010 and December 26, 2009, the Company’s gross unrecognized tax benefit was $27.3 million and $53.1 million, respectively. During the year, $22.3 million of previously unrecognized foreign tax credit benefits were recognized as a result of the issuance of clarifying tax guidance and favorable tax developments. Also in 2010, the Company settled uncertain Mexican tax positions with a payment of $15.6 million ($9.2 million in tax and $6.4 million in interest), which was subject to indemnification by a third party. As a result, the Company’s unrecognized tax benefit decreased by $4.2 million, and related accruals for interest and penalties decreased by $7.7 million.

The Company expects to settle one or more foreign audits in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of December 25, 2010, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect any other material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments which could also, in turn, impact the Company’s assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Net Income

For 2010, operating income increased 19 percent compared with 2009, which included a 3 percent positive impact on the comparison from stronger foreign exchange rates. Net income increased 29 percent on a reported basis, and this included a positive 4 percent impact from stronger foreign exchange rates. In addition to the net impact of having lower impairment charges related to goodwill and intangible assets and not having an insurance recovery in 2010, the local currency increase in net income was from improvements in all of the Company’s segments, mainly reflecting the contribution margin on higher sales. There was also a positive impact on the comparison from not having the $8.4 million foreign exchange related costs in Venezuela incurred in 2009, which are described below, and from a lower tax rate, primarily due to the lack of a tax benefit associated with the intangible impairment charges recorded in 2009. These items were partially offset by out-of-period amounts recorded in Russia that negatively impacted the 2010 comparison with 2009.

For 2009, operating income increased 13 percent compared with 2008, which included a 15 percent negative impact on the comparison from weaker foreign exchange rates. The 28 percent increase in operating income in local currency was due to significant improvements in the Company’s Tupperware segments and Beauty Other segment, reflecting the contribution margin on higher sales, lower resin costs and more efficient promotional spending resulting from improved promotional structures and offers, and the benefits of expense savings action plans. The Beauty Other segment included $8.4 million of pretax expense associated with remeasuring non-Venezuelan bolivar denominated balances included in the year end 2009 balance sheet for the first time at a less favorable rate than previously utilized and to convert during the year cash generated by the business at worse exchange rates than had been included on the balance sheet. Offsetting this amount, the Company did not incur in 2009 the $10.3 million in losses recorded in 2008 when it was operating a separate beauty business in Brazil. The Beauty North America segment showed good improvement on a local currency basis, reflecting better value chain performance, which could not fully offset the negative impact of the Mexican peso on the year-over-year comparison. There was a partial offset from incurring $19.1 million more in costs in 2009 than 2008 for the impairment of goodwill and intangible assets, as described above. Net income increased 8 percent on a reported basis and was positively impacted by lower interest expense in 2009, offset by a higher tax rate compared with 2008.

International operations accounted for 88 percent of the Company’s sales in 2010 and 86 percent in both 2009 and 2008. They accounted for 96, 94 and 95 percent of the Company’s net segment profit in 2010, 2009 and 2008, respectively.

Segment Results 2010 vs. 2009

(Dollars in millions)	2010	2009	Change			Change excluding the impact of foreign exchange (a)		Foreign exchange impact	Percent of total
			Dollar	Percent					2010	2009
Net Sales
Tupperware:
Europe	$778.0	$749.6	$28.4	4%		5%		$(6.0)	34%	35%
Asia Pacific	460.6	385.0	75.6	20		10		34.2	20	18
North America	324.8	292.3	32.5	11		7		10.0	14	14
Beauty:
North America	406.0	391.6	14.4	4		(1)		19.8	18	18
Other	331.0	309.0	22.0	7		16		(23.1)	14	15

Total net sales	$2,300.4	$2,127.5	$172.9	8%		6%		$34.9	100%	100%

Segment profit
Tupperware:
Europe (b)	$148.8	$143.3	$5.5	4%		3%		$1.4	38%	43%
Asia Pacific (b)	103.7	78.6	25.1	32		20		8.0	26	24
North America	49.7	38.1	11.6	30		25		1.6	13	11
Beauty:
North America (b)	58.9	52.2	6.7	13		5		3.8	15	16
Other (b)	33.9	19.7	14.2	73		+		(6.7)	8	6
Segment profit as a percentage of sales
Tupperware:
Europe	19.1%	19.1%	na	0.0	pp	(0.3	) pp	0.3 pp	na	na
Asia Pacific	22.5	20.4	na	2.1		1.9		0.2	na	na
North America	15.3	13.0	na	2.3		2.2		0.1	na	na
Beauty:
North America	14.5	13.3	na	1.2		0.9		0.3	na	na
Other	10.2	6.4	na	3.8		5.6		(1.8)	na	na

a.	2010 actual compared with 2009 translated at 2010 exchange rates.
b.	Includes amortization of identified intangibles valued as part of acquisition accounting. In 2010 and 2009, respectively, amounts included were $0.3 million and $0.3 million in Europe, $0.9 million and $1.2 million in Asia Pacific, $1.6 million and $2.0 million in Beauty North America and $1.1 million and $1.6 million in Beauty Other.
pp	Percentage points
na	Not applicable
+	Increase is greater than 100 percent

Europe

Local currency sales increased 5 percent in 2010 compared with 2009. The improvement was largely due to continued success in the emerging markets, as well as a modest improvement in local currency sales in the Company’s established markets, which are composed of Western Europe, including Scandinavia. Emerging markets accounted for $292.3 and $259.6 million of reported net sales in this segment in 2010 and 2009, respectively, which represented 38 percent and 35 percent of reported net segment sales. Total emerging market sales were positively impacted by changes in foreign currency exchange rates totaling $15.4 million. Excluding the impact of foreign currencies, these markets increased by 6 percent in 2010, compared with 2009. The improvement in emerging markets was driven by significant sales growth in Tupperware South Africa and Turkey, resulting from larger, more productive sales forces. This growth was offset by a significant sales decrease in Russia, resulting from a decline in consumer spending power and lower sales force activity.

The established markets’ modest increase in local currency sales, compared with 2009, reflected a continuation of significant growth in France and Austria, driven by a strong improvement in recruiting and sales force size. These results were partially offset by a substantial decrease in sales in the mid-size market of Greece, as a result of ongoing economic turmoil in that country, and a slight decrease in Germany. The Company continues to focus on recruiting, sales force leadership development, training and activity in Germany, the largest market in the segment.

For 2010, compared with 2009, segment profit increased $5.5 million, or 4 percent. Segment profit as a percentage of sales was even with 2009 at 19.1 percent. The higher segment profit was mainly due to the modest growth in sales. Segment profit was negatively impacted by $7.6 million of out-of-period amounts recorded in Russia in 2010.

The year-over-year comparison on sales for the entire segment was negatively impacted by foreign currency rates, primarily driven by a weaker euro versus the U.S. dollar. The segment profit comparison was positively impacted by changes in foreign currency rates, primarily driven by a stronger South African rand versus the U.S. dollar. At the end of 2010, the sales force size for the whole segment was 10 percent higher compared with 2009, and the average active sales force was down 3 percent for the year.

Asia Pacific

Asia Pacific achieved strong growth in 2010 with a 10 percent increase in local currency sales from improvements in the emerging markets in this segment. Emerging markets include Tupperware China, Korea, India, Indonesia and Malaysia/Singapore, which accounted for $311.2 million and $219.8 million, or 68 and 57 percent, of the sales in this segment for 2010 and 2009, respectively. Total emerging market sales increased $91.4 million, or 42 percent, in 2010 compared with 2009, and the comparison was positively impacted by changes in foreign currency exchange rates totaling $17.7 million. Excluding the impact of foreign currencies, these markets increased by 31 percent in 2010, compared with 2009. In 2010, all of the emerging markets increased by a double-digit percentage over 2009 in local currency resulting from larger, more active sales forces, reflecting strong recruiting, training and retention, attractive consumer offers and successful promotional activities.

The strong growth experienced in the emerging markets was partially offset by a significant decline in local currency sales in the established markets which include Tupperware Australia/New Zealand and the Japanese businesses. The decline in the established markets was the result of lower average active sales forces compared with 2009. Tupperware Japan continues to implement its intermediate term strategy to modify the business model including changes in sales force compensation and promotional programs focused on recruiting and training of sellers as opposed to consumer focused representatives, as well as a different product program. The Company is implementing strategies in Australia to grow and activate the sales force including changes to the compensation plan designed to move sales force managers up the career path more quickly.

Total segment profit increased $25.1 million, or 32 percent, in 2010 compared with 2009. Segment profit as a percentage of sales was higher than last year by 2.1 percentage points at 22.5 percent. The segment profit comparison with 2009 was positively impacted by changes in foreign currency and excluding the impact of foreign currency, segment profit increased 20 percent compared with 2009. This was mainly due to improved sales volume in the emerging markets, as well as an improved gross margin percentage reflecting the leverage on fixed costs from the higher sales volume and a more favorable product mix. The margin also improved in Indonesia as the market sourced a greater proportion of its product needs locally in 2010 at a lower cost. There was also leverage from the higher sales on the fixed components of DS&A spending. This was partially offset with higher marketing expenses for continued brand building initiatives.

The positive impact from foreign currencies on the sales and profit comparison of 2010 with 2009 was mainly attributable to the Australian dollar, the Indonesian rupiah and the Malaysian ringgit.

Tupperware North America

Tupperware North America’s local currency sales increased 7 percent in 2010 compared with 2009. The increase in the segment was driven mainly by strong growth in core sales by Tupperware Mexico, reflecting a higher average active sales force. The United States and Canada business was up slightly in local currency sales in 2010 reflecting a larger sales force compared with 2009. Tupperware Mexico also had $3.9 million more business-to-business sales than in 2009, primarily in the first quarter. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends.

Segment profit increased $11.6 million, or 30 percent, in 2010 compared with 2009. Segment profit as a percentage of sales was 2.3 percentage points higher in 2010 at 15.3 percent. The improvement was driven by higher sales in the segment, along with more efficient promotional and marketing spending and lower bad debt expense. These improvements were partially offset by lower gross margins in the segment reflecting promotional pricing decisions and a lower margin on the business-to-business sales which were higher in 2010 compared with 2009.

Beauty North America

Local currency sales for this segment were down 1 percent in 2010 compared with 2009, reflecting lower sales by BeautiControl North America, where there was a smaller sales force during the year. At the beginning of 2010, BeautiControl implemented a new sales force compensation plan that aligns the earnings opportunity for the sales force with the focus on selling through spa parties and recruiting. The Company continues to drive sales force activation and focus on training and development. The decline in sales at BeautiControl North America was partially offset by a slight increase in sales at Fuller Mexico, reflecting a slight improvement in sales force size compared with last year.

Segment profit increased $6.7 million, or 13 percent, in 2010 compared with 2009. The year-over-year comparison was positively impacted by $3.8 million from a stronger Mexican peso versus the U.S. dollar. Excluding the positive impact of foreign currency on the comparison, the segment showed a 5 percent increase in profit. Segment profit as a percentage of sales at 14.5 percent was 1.2 percentage points higher than 2009. The overall local currency improvement in segment profit was mainly driven by a value chain improvement implemented in the second half of 2009, as well as lower costs at Fuller Mexico, reflecting the absence of certain incentives offered in 2009, lower promotion expenses in BeautiControl from less sales force members qualifying for events, and promotional gifts and costs savings at BeautiControl from re-engineering plans implemented in 2009. These costs savings were partially offset by investments made by the Company to support the BeautiControl sales force in its transition to operating under the new compensation plan, and initiatives implemented in the first half of 2010 by Fuller Mexico to improve sales force recruiting.

Beauty Other

Local currency sales for this segment increased 16 percent in 2010 compared with 2009. The increase was mainly from Tupperware Brazil driven by a larger sales force from strong recruiting and training, and higher productivity. Also contributing to the segment sales increase was Argentina due to higher pricing reflecting inflation; the Philippines, resulting from successful product launches and attractive consumer offers; Uruguay, reflecting a higher sales per order; and Venezuela, due to higher pricing in line with inflation. The Nutrimetics businesses as a group were down in local currency compared with the same period for 2009, mainly in Australia and Greece.

Segment profit increased in 2010, mainly driven by higher sales in Brazil, the Philippines, Uruguay and Venezuela, as well as more efficient promotional spending and leverage from the higher sales on the fixed components of DS&A spending. In 2009, the Company recorded $8.4 million in pre-tax foreign exchange losses resulting from converting Venezuelan bolivars to U.S dollars at a less favorable rate than had been recorded on the balance sheet, and remeasuring non-Venezuelan bolivar denominated balances at the end of 2009, as the Company began translating on December 26, 2009 the Venezuela operations at the parallel rate. These costs did not recur in 2010.

Prior to December 2009, the Company utilized the official rate in Venezuela to translate the results of the subsidiary. In December 2009, the Company considered its past and continued intent to use the parallel rate to settle its U.S. dollar-denominated liabilities and the fact that the Company no longer expected to be able to remit dividends at the official rate. As a result, the Company began translating the Venezuelan sales and profit results at the parallel rate as of the beginning of 2010. In May 2010, the Venezuelan government closed the use of the parallel rate, and consequently, this rate was no longer available and could not be used to translate the results from Venezuela. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a new “banded” exchange rate. As the Company believed this would be the primary rate at which it would settle its non-bolivar denominated liabilities and repatriate dividends, it began translating its bolivar denominated transactions and balances at this rate beginning in June 2010. The Company’s discontinued use of the official rate had a negative translation impact on its year-over-year sales and profit comparison totaling $39.1 million and $8.7 million, respectively.

As of the beginning of 2010 Venezuela was determined to be highly inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the value of the Venezuelan bolivar versus the U.S. dollar on earnings in 2010 was not significant. As of December 25, 2010, the Company had $7 million in net monetary assets denominated in Venezuelan bolivars, which would be directly impacted by any change in the exchange rate, including $10 million in cash and cash equivalents.

As noted above, the change in the value of the Venezuelan bolivar had a negative impact on the sales and profit comparison for the segment, which was partially offset by a stronger Australian dollar and Brazilian real.

Segment Results 2009 vs. 2008

(Dollars in millions)	2009	2008	Change			Change excluding the impact of foreign exchange (a)		Foreign exchange impact		Percent of total
			Dollar	Percent						2009	2008
Net Sales
Tupperware:
Europe	$749.6	$769.6	$(20.0)	(3)%		5%		$(56.8)		35%	36%
Asia Pacific	385.0	336.1	48.9	15		15		(1.6)		18	16
North America	292.3	303.3	(11.0)	(4)		4		(23.2)		14	14
Beauty:
North America	391.6	460.7	(69.1)	(15)		(3)		(57.6)		18	21
Other	309.0	292.1	16.9	6		13		(18.3)		15	13

Total net sales	$2,127.5	$2,161.8	$(34.3)	(2)%		6%		$(157.5)		100%	100%

Segment profit (loss)
Tupperware:
Europe (b)	$143.3	$123.8	$19.5	16%		25%		$(9.2)		43%	45%
Asia Pacific (b)	78.6	64.7	13.9	22		26		(2.2)		24	24
North America	38.1	27.7	10.4	37		52		(2.7)		11	10
Beauty:
North America (b)	52.2	60.5	(8.3)	(14)		8		(12.1)		16	22
Other (b)	19.7	(5.0)	24.7	+		+		2.3		6	na
Segment profit as a percentage of sales
Tupperware:
Europe	19.1%	16.1%	na	3.0	pp	3.1	pp	(0.1	) pp	na	na
Asia Pacific	20.4	19.3	na	1.1		1.7		(0.6)		na	na
North America	13.0	9.1	na	3.9		4.1		(0.2)		na	na
Beauty:
North America	13.3	13.1	na	0.2		1.3		(1.1)		na	na
Other	6.4	na	na	na		na		na		na	na

a.	2009 actual compared with 2008 translated at 2009 exchange rates.
b.	Includes amortization of identified intangibles valued as part of acquisition accounting. In 2009 and 2008, respectively, amounts included were $0.3 million and $0.5 million in Europe, $1.2 million and $1.5 million in Asia Pacific, $2.0 million and $3.7 million in Beauty North America and $1.6 million and $3.3 million in Beauty Other.
pp	Percentage points
na	Not applicable
+	Increase is greater than 100 percent

Europe

Local currency sales increased 5 percent in 2009 compared with 2008. The improvement was largely due to the continued success in the emerging markets, which showed strong local currency sales growth, and a slight improvement in local currency sales in the Company’s established markets. Emerging markets accounted for $259.6 million of reported net sales in this segment in both 2009 and 2008, which represented 35 percent and 34 percent of reported net segment sales, respectively. Total emerging market sales were negatively impacted by changes in foreign currency exchange rates totaling $32.8 million. Excluding the impact of foreign currencies, these markets increased by 14 percent in 2009 compared with 2008. The improvement in the emerging markets was mainly driven by substantial sales growth in Russia, South Africa and Turkey, resulting from continued growth in the sales force from greater penetration, along with improving productivity of the sales forces through well received promotional programs and product offers. This was facilitated by the Company’s brand-building efforts and training of the sales force.

As noted above, the established markets showed a slight increase in local currency sales compared with 2008. Among the established markets, France and Austria showed significant improvement from larger and more active sales forces. Greece also contributed to the growth in established markets, driven by successful recruiting programs and increased sales at the party. These improvements were offset by a modest decrease in local currency sales in Germany, mainly due to a 10 percent decrease in the average active sales force. The markets in Switzerland and the Nordics also had declines in local currency sales in 2009 compared with 2008, resulting from smaller and less productive sales forces.

For 2009 compared with 2008, segment profit increased $19.5 million, or 16 percent. Segment profit as a percentage of sales was three percentage points higher compared with 2008, at 19.1 percent. The higher segment profit was mainly due to the strong growth in sales in the emerging markets, as well as an overall improvement in gross margin in this segment. The improved margin was driven by lower resin prices in 2009 compared with 2008 and a better mix of products sold. The segment also operated with lower promotional spending from improved program structures and had lower expense related to doubtful accounts.

The year-over-year comparison on sales and segment profit for the entire segment was negatively impacted by changes in foreign currency rates, primarily driven by a weaker euro versus the U.S. dollar compared with 2008. The out-of-period amounts recorded in 2010 did not have a significant impact on the 2009 to 2008 year-over-year sales and profit comparisons.

Asia Pacific

Asia Pacific achieved strong growth in 2009 with a 15 percent increase in local currency sales, mainly from the emerging markets in this segment. Emerging markets accounted for $219.8 million and $176.1 million, or 57 and 52 percent of the sales in this segment, for 2009 and 2008, respectively. Total emerging market sales increased $43.7 million, or 25 percent, in 2009 compared with 2008, and the comparison was negatively impacted by changes in foreign currency exchange rates totaling $5.4 million. Excluding the impact of foreign currencies, these markets increased by 29 percent in 2009, compared with 2008. The sales growth in these markets was the result of larger and more active sales forces from strong recruiting and retention, successful promotional activities and brand building initiatives, attractive consumer offers and positive responses to new product launches. Partially offsetting significant increases in all of the segment’s other emerging markets, there was a significant decrease in sales in China, resulting from fewer active outlets, the fact they ordered less due to continued uncertainty in the external environment, and in an effort to deplete their inventory. Beginning in the third quarter of 2009, China benefited from higher business-to-business sales, partially offsetting the lower sales in the core channel in this market.

In the segment’s established markets, Australia showed a slight increase in local currency sales for 2009 compared with 2008, attributable to strong recruiting efforts and improved sales at the parties. This was offset by a decline in the Company’s Japanese businesses, resulting from negative responses to recruiting efforts and promotional programs.

Total segment profit increased $13.9 million, or 22 percent, in 2009 compared with 2008. Segment profit as a percentage of sales was slightly higher than in 2008, at 20.4 percent. The increase in segment profit was mainly due to the higher sales volume and an improvement in gross margin due to a favorable product mix sold and lower resin costs that more than made up for slightly increased obsolescence costs. This was partially offset by higher promotional and marketing spending, including higher costs for brand building initiatives. The 2008 segment profit was also negatively impacted by a product quality issue that did not recur in 2009.

The negative impact from foreign currencies on the profit comparison of 2009 with 2008 was $2.2 million, mainly attributable to changes in the Australian dollar. The net foreign currency impact on the sales comparison was not significant.

Tupperware North America

Tupperware North America’s local currency sales increased 4 percent in 2009 compared with 2008. The increase was mainly from Tupperware Mexico, due in part to a higher active sales force and improved productivity, partially offset by a meaningful decrease in business-to-business sales. Tupperware Mexico was able to end the year with a 10 percent sales force advantage, mainly reflecting strong retention. The United States and Canada businesses were negatively impacted by the economic situations in these areas, particularly in the beginning of year. The businesses were able to improve sales in the second and third quarter of the year with an increase in the number of parties held as well as an overall improvement in party attendance. These improvements helped to offset the slow start to the year, ending with sales about even with 2008 for the full year.

Segment profit increased $10.4 million, or 37 percent, in 2009 compared with 2008. Segment profit as a percentage of sales was 3.9 percentage points higher in 2009 at 13.0 percent. Segment profit improved significantly in all units. This reflected the overall increase in sales from Tupperware Mexico, along with improved gross margins resulting from a favorable product mix sold and lower resin costs, in addition to lower promotional spending and effective cost management strategies.

Beauty North America

Local currency sales for this segment were down 3 percent in 2009 compared with 2008, reflecting a 15 percent sales decrease by BeautiControl, partially offset by a slight increase in local currency sales by Fuller Mexico. The segment was negatively impacted by $57.6 million due to the change in value of the Mexican peso versus the U.S. dollar. The decline in sales in BeautiControl was primarily due to a smaller sales force, as the unit struggled with recruiting. Fuller Mexico benefited from a change in the market’s value chain implemented in the third quarter of 2009, as well as a modest increase in average order size that offset a slight drop in the number of sellers.

Segment profit decreased $8.3 million, or 14 percent, in 2009 compared with 2008. The year-over-year comparison was negatively impacted by $12.1 million from a weaker Mexican peso versus the U.S. dollar. Excluding the negative impact of foreign currencies on the comparison, the segment showed an 8 percent increase in profit. As a percentage of sales, profit stayed about even with last year at 13.3 percent. The overall local currency improvement in segment profit was mainly driven by value chain changes implemented in 2009. BeautiControl’s profitability increased versus 2008, despite the significant sales decrease. This was due to lower sales force incentive spending in line with achievement, along with the cost savings generated by a headcount reduction implemented early in 2009, and other efforts to better manage costs. The segment also benefited from $1.7 million in lower amortization of definite-lived intangible assets acquired in the 2005 acquisition of the direct selling businesses of Sara Lee Corporation.

Beauty Other

Local currency sales for this segment increased 13 percent in 2009 compared with 2008. The increase was mainly from significant improvement in the Central and South American businesses of Tupperware Venezuela and Tupperware Brazil, reflecting strong recruiting and higher sales force activity, strong productivity in Brazil, as well as higher prices in Venezuela due to inflation. Also contributing to the increase in sales for this segment was Fuller Argentina, resulting from improved pricing; Nuvo Uruguay, resulting from a higher sales force; and Nutrimetics, driven mainly by the units in Australia and France.

The Australian dollar, Brazilian real, and Argentine and Philippine pesos were the main currencies that led to the foreign exchange impact on 2009 sales versus 2008.

The higher segment profit was the result of improved results in Central and South America due to the higher sales volume, higher pricing in Venezuela and value chain improvements in Brazil. In the first quarter of 2009, the Company began selling beauty products in Brazil through its Tupperware sales force rather than through the separate beauty business it had been operating, resulting in cost savings that improved overall segment profit. A portion of the earnings in this segment have been generated in Venezuela and translated to U.S. dollars at the then official exchange rate. In the third quarter of 2009, the Company recorded a $4.9 million pretax foreign exchange loss to convert Venezuelan bolivars generated by the business to U.S. dollars at a rate less favorable than the rate used to translate earnings. The Company also recorded $3.5 million associated with remeasuring non-Venezuelan bolivar denominated balances at the end of 2009, as the Company began translating on December 26, 2009 the Venezuela operations at the parallel rate described above.

Financial Condition

Liquidity and Capital Resources

Net working capital was $348.8 million as of December 25, 2010 compared with $236.3 million as of December 26, 2009 and $252.3 million as of December 27, 2008. The current ratio was 1.7 to 1 at the end of 2010, 1.5 to 1 at the end of 2009 and 1.6 to 1 at the end of 2008.

The Company’s total current assets increased as of the end 2010 compared with 2009 reflecting a higher level of cash as of the end of 2010 resulting from the Company’s favorable operating results. The Company also generated significant cash flow in 2009 but used a portion of that cash to prepay $140 million of term loans, while there were no such prepayments in 2010. The increase in net working capital was also impacted by a higher inventory level, reflecting the need to support a higher level of sales, partially offset by higher accounts payable, reflecting the timing of payments around the Company’s fiscal year in 2010 compared with 2009, as well as higher accrued compensation and commissions resulting from the favorable sales and operating results.

The Company’s total current assets decreased as of the end of 2009 compared with 2008, reflecting a decrease in inventory as the Company focused on managing inventory levels in 2009 following slower than anticipated sales in the fourth quarter of 2008 when the external credit crisis began, partially offset by an increase in accounts receivable resulting from an increase in sales in the last month of the year compared to 2008. Also contributing to the fluctuation in net working capital were higher compensation and promotional program accruals reflecting favorable operating results, partially offset by a decrease in accounts payable in 2009, mainly due to the payouts made in 2009 of large amounts due at the end of 2008, as well as lower inventory purchases reflecting improved inventory management. Also contributing to the decrease in 2009 was a lower net working capital balance in Venezuela, reflecting the Company’s decision to translate the year end 2009 balance sheet at the parallel rate.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement consisting of a $200 million revolving credit facility and $600 million in term loans (“2007 Credit Agreement”). Proceeds from the 2007 Credit Agreement were used to repay the Company’s previous credit agreement dated December 5, 2005 (“2005 Credit Agreement”), which was obtained in conjunction with the closing of the acquisition of the direct selling businesses of Sara Lee Corporation. The 2005 Credit Agreement was then terminated. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps as further discussed in Note 8 to the Consolidated Financial Statements. Previously required quarterly principal payments of $1.5 million have been satisfied through the prepayments that the Company made in 2008, and principal outstanding is due in September 2012. If the Company’s leverage ratio, as defined under the credit agreement, were above 2.0 times, the agreement would also require additional principal payments consisting of 100 percent of cash generated from certain asset sales, certain insurance proceeds and certain new debt issuances, as well as up to 50 percent of excess cash flows. Excess cash flows are substantively defined as net cash provided by operating activities less capital expenditures, required debt payments and actual dividends paid up to $60 million annually. However, the 2007 Credit Agreement provides that cash may be used to repurchase shares using proceeds from stock option exercises. It also provides that repurchases beyond those from the use of option proceeds are excluded from certain of the financial covenant calculations if the leverage ratio, as defined under the credit agreement, is and will remain below 2.0 times and the other covenants in the agreement are met, which is currently the case. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate and capital stock of its domestic subsidiaries, plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings on the credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 62.5 to 125 basis points and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. As of December 25, 2010, the applicable margin was 62.5 basis points.

As previously noted, the 2007 Credit Agreement also has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate for at least three years. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent, plus the spread under the Credit Agreement, which was 62.5 points as of December 25, 2010.

During 2008, the Company entered into forward interest rate agreements that swapped the Company’s LIBOR based floating obligation into a fixed obligation for $200 million for 2009 and $100 million for 2010. The Company paid a weighted average rate of about 2.2 percent on the $200 million for 2009 and 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement.

The continuing swap agreements, combined with a contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of December 25, 2010, gave the Company an all-in effective rate of about 4.5 percent on these borrowings.

The 2007 Credit Agreement contains covenants customary for similarly rated companies. The financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. As of December 25, 2010, and currently, the Company has considerable leeway under its financial covenants, and expects to maintain compliance with its debt covenants through 2011; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its year end 2010 cash and cash equivalents balance of $248.7 million, cash flows from operating activities, and access to its $200 million committed revolving credit facility. As of December 25, 2010, the Company had $196.9 million available under this committed revolving line of credit and $157.7 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

The Company’s two debt ratings agencies, Standard and Poor’s and Moody’s, have both rated the Company. Standard and Poor’s currently has a corporate credit rating on the Company of BBB- and has assigned a stable outlook. Moody’s assigns a rating of Ba1 with a positive outlook to the corporate family rating of the Company.

The Company’s major markets for its products, those in which $50 million or more of its 2010 sales were generated, include Australia, Brazil, China, France, Germany, Indonesia, Japan, Malaysia/Singapore, Mexico, the Philippines, Russia, South Africa and the United States. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force, the success of new products and/or promotional programs.

The net debt obligations-to-capital ratio at the end of 2010 was 19 percent, compared with 33 percent at the end of 2009. Net debt obligations are defined as total debt less cash and cash equivalents, and capital is defined as net debt obligations plus shareholders’ equity. The decrease in the ratio was primarily due to a higher level of cash at the end of 2010, reflecting favorable operating results. Also contributing to the improvement in the ratio was an increase in equity from 2010 earnings, proceeds received from the exercise of employee stock options and the positive impact of foreign currency translation adjustments, partially offset by dividends paid and share repurchases during the year.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. In 2009, the Company finalized its claim with its insurance companies and received a total of $18.9 million in proceeds during the year, bringing the total settlement to $61.5 million to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire, resulting in $19.0 million and $22.2 million pretax gains related to the fire recorded in 2009 and 2008, respectively. In 2008, the Company included $19.5 million of proceeds in operating activities on its Consolidated Statement of Cash flows, as these proceeds related to destroyed inventory and certain fire related costs. The Company included $18.9 million and $6.4 million in proceeds in investing activities for 2009 and 2008, respectively, as they related to property, plant and equipment. The Company netted, in 2009, $8.2 million of proceeds against capital expenditures on the Consolidated Statement of Cash Flows, as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility.

Operating Activities

Net cash provided by operating activities increased to $299.5 million in 2010 from $250.9 million in 2009, reflecting the increase in net income for 2010, compared with 2009. Also contributing to the increase was a higher inflow from accounts payable and accrued liabilities resulting mainly from the timing of payments made at the end of the Company’s 2010 fiscal year compared with 2009, partially offset by an outflow from a higher level of inventory in 2010 versus a small reduction in 2009, and a cash outflow to settle foreign currency hedge contracts in 2010, compared with an inflow in 2009.

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

Investing Activities

In 2010, 2009 and 2008, the Company spent $56.1 million, $46.4 million and $54.4 million, respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products, with the greatest amount spent in Europe, and capital expenditures related to automobiles purchased for the sales force. In 2010, the Company spent capital on molding machines and outfitting a new leased manufacturing facility in India. In 2009, the Company also had road costs related to the Orlando property and spent $8.2 million to improve the distribution capability at the Company’s Hemingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The cost of this project was reimbursed by insurance proceeds and is shown net in the Consolidated Statement of Cash Flows. In 2008, the Company also had non-cash additions through capital leases of $3.6 million, primarily related to the construction of a new center of excellence manufacturing facility that replaced an existing facility in Belgium.

Partially offsetting the capital spending were $10.0 million, $19.5 million and $15.3 million of proceeds related to the sale of certain property, plant and equipment and insurance recoveries in 2010, 2009 and 2008, respectively. The proceeds from disposal of property, plant and equipment in 2010 were primarily from the sale of excess property in Australia with the remainder from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members. In 2009, proceeds were primarily from the sale of property in Australia and the sale of the Company’s former manufacturing facility in Halls, Tennessee with the remainder being mainly from the sale of automobiles. In 2008, proceeds were primarily from the sale of excess property for development around the Company’s Orlando, Florida headquarters and automobiles.

Insurance proceeds in 2009 and 2008 included recoveries from the fire in South Carolina. The 2008 insurance proceeds also included recoveries from flood damage in France and Indonesia. See Note 17 to the Consolidated Financial Statements.

Financing Activities

In 2010, the Company made $2.0 million in net payments to reduce borrowings mainly related to its capital lease obligations. In 2009, the Company made $143.7 million in net debt payments, mainly relating to voluntary prepayments on its term loans of $140 million, which was enabled by the Company’s improved cash generated from operating activities. The Company made, in 2008, net payments to reduce borrowings of $24.0 million, primarily relating to prepayments made on the term loans of $16.7 million, the repayment of a mortgage note and payments on capital lease obligations.

Dividends

During 2010, the Company paid dividends of $1.00 per share of common stock, totaling $63.2 million. In 2009 and 2008, the Company paid dividends of $0.88 per share of common stock totaling $55.0 million and $54.4 million, respectively. In October 2009, the Board of Directors declared a quarterly dividend that was increased to $0.25 per share from the $0.22 per share that had been declared and paid each quarter since the Company became public in 1996. In November 2010, the Board of Directors further increased the quarterly dividend declared to $0.30 per share.

The Company expects its Board of Directors to evaluate its dividend rate annually in the first quarter of each year, beginning in 2012. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations or other cash needs. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.

Stock Option Exercises

During 2010, 2009 and 2008, the Company received proceeds of $16.8 million, $39.4 million and $24.6 million, respectively, related to the exercise of stock options. The higher amount of stock option proceeds during 2009 was due primarily to an increase in the Company’s stock price and the holders’ decisions, including the remaining time before the options’ 10-year terms would have ended. In 2010 and 2008, the Company issued stock from treasury shares when stock options were exercised. In 2009, the Company used previously unissued shares as it had depleted all of its treasury shares until the third quarter of 2009 when it began repurchasing shares.

Stock Repurchases

The Company’s Board of Directors increased its existing share repurchase authorization in February 2010 to allow repurchases with an aggregate cost up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans with the intention of keeping the number of shares outstanding at about 63 million. In January 2011, the Company’s board further increased the share repurchase authorization by $250 million to $600 million. The Company plans to accelerate its share repurchases to use each year’s proceeds from stock option exercises, along with cash available at the end of the prior year. It currently considers available cash to be the amount in excess of $90 million, and consequently expects to repurchase $160 million worth of shares in 2011, plus the amount received as a result of option exercises. Repurchases are expected to be made evenly through the year.

During 2010, 2009 and 2008, the Company repurchased 1.3 million, 1.8 million and 0.6 million shares at an aggregate cost of $60.3 million, $77.0 million and $22.7 million, respectively. Since inception of the program in May 2007 and through December 25, 2010, the Company had repurchased 5.1 million shares at an aggregate cost of $201.6 million.

The Company has received, from time to time, shares to pay the exercise price by employees and directors who exercise stock options (granted under stock incentive plans), which are commonly referred to as stock swap exercises. In 2008, 0.2 million shares with an aggregate value of $3.8 million were surrendered to the Company under such exercises. In 2009, the Company began allowing participants the right to net share settle their stock options where the Company issues a number of shares representing the value of the spread between the option exercise price and the then current market value of the shares subject to the option. In 2009, options for the purchase of 0.7 million shares, with an aggregate exercise price value of $12.9 million were exercised under this method. In 2010, a minimal amount of options were exercised under this method. Employees are also allowed to use shares to pay withholding taxes up to the minimum statutory amount. For 2010 and 2009, this totaled $2.2 million and $6.2 million, respectively, which is included as stock repurchases in the Consolidated Statement of Cash Flows.

Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans were outstanding, were applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. In line with the provisions of the Sarbanes-Oxley Act of 2002, no further loans are permitted under the plan. The MSPP permits the surrender of shares in lieu of payment of the loan with the surrendered shares valued at the then current market price. During 2008, participants surrendered a total of 26,347 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.6 million, as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $1.8 million in the year ended December 27, 2008. As of the end of 2008, no amounts were outstanding under this program, and consequently there was no activity in 2009 or 2010.

Contractual Obligations

The following summarizes the Company’s contractual obligations at December 25, 2010 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1—3 years	3—5 years	More than 5 Years
Long term obligations	$428.7	$1.9	$408.5	$2.9	$15.4
Interest payments on long term obligations	45.1	24.9	15.7	1.3	3.2
Pension benefits	172.6	15.8	26.5	47.4	82.9
Post-employment medical benefits	30.0	3.2	6.4	6.4	14.0
Income tax payments (a)	1.8	1.8	0.0	0.0	0.0
Capital commitments (b)	8.5	8.5	0.0	0.0	0.0
Operating lease obligations	75.9	29.2	29.4	13.1	4.2

Total contractual obligations (c)	$762.6	$85.3	$486.5	$71.1	$119.7

(a)	The Company has not included in the above table amounts related to its other unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 25, 2010 the Company’s total gross unrecognized tax positions were $27.3 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.
(b)	Capital commitments represent signed agreements as of December 25, 2010 on relatively minor capital projects in process in the Company’s Brazil, Indonesia and South Africa units.
(c)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

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

Allowance for Doubtful Accounts.

The Company maintains current and long-term receivable amounts with most of its independent distributors and sales force in certain markets. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. Based upon the results of this analysis, the Company records an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company’s tax planning strategies. These estimates are made based upon the Company’s business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs. At the end of 2010, the Company had net domestic deferred tax assets of approximately $320.9 million against which a valuation allowance of $3.6 million has been provided. Of these total assets, approximately $97.0 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is primarily related to foreign tax credits and federal and state net operating losses that, other than for the amount for which a valuation allowance has been provided, are expected to be realized prior to expiration based upon future operating and non-operating income generated from the United States businesses of Tupperware and BeautiControl, as well as foreign dividends and other foreign source income. Also, expected gains related to future sales of land around the Company’s Orlando, Florida headquarters would result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.

As of December 25, 2010 and December 26, 2009, the Company’s gross unrecognized tax benefit was $27.3 million and $53.1 million, respectively. The Company estimates that approximately $22.3 million of the unrecognized tax benefits as of the end of 2010, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.1 million and $12.4 million as of December 25, 2010 and December 26, 2009, respectively. Interest and penalties included in the provision for income taxes totaled $0.8 million and $0.9 million in 2010 and 2008, respectively. In 2009, the Company recorded a benefit of $1.0 million to the provision related to interest and penalties from the reversal of certain accruals made in previous years.

During 2010, $22.3 million of previously unrecognized foreign tax credit benefits were recognized as a result of the issuance of clarifying tax guidance and favorable tax opinions received. In addition, gross unrecognized tax benefit decreased by $1.9 million as a result of favorable audit settlements in several foreign jurisdictions. During 2010, the Company settled uncertain Mexican tax positions with a payment of $15.6 million ($9.2 million in tax and $6.4 million in interest), which was subject to indemnification by a third party. As a result, the Company’s unrecognized tax benefit decreased by $4.2 million and related accruals for interest and penalties were decreased by $7.7 million. During the year, the accrual for uncertain tax positions also increased for the positions being taken in various tax filings. The accrual is also impacted by changes in foreign exchange rates.

The Company expects to settle one or more foreign audits in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of December 25, 2010, the Company is not able to reliably estimate the timing or ultimate settlement amounts. While the Company does not currently expect any other material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments which could also in turn impact the Company’s assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

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

Goodwill and Intangible Assets

The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000 and the Sara Lee Direct Selling businesses in December 2005. The Company conducts an annual impairment test of its recorded goodwill in the second and third quarter of each year related to BeautiControl and the former Sara Lee Direct Selling units, respectively. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

The valuation of goodwill is dependent upon the estimated fair market value of operations of the six individual reporting units identified. Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant 2010 assumptions for these forecasts included annual revenue growth rates ranging from 1 to 14 percent with an average growth rate of 7 percent. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units in 2010, the Company applied discount rates to its reporting units’ projected cash flows ranging from 13 to 25 percent. The discount rate at the high end of this range was for the South African and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.

The Company recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee Direct Selling businesses. The fair value of the Company’s tradenames was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 5 percent was used in 2010. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 14 to 29 percent, and revenue growth ranging from 1 to 14 percent, with an average growth rate of 7 percent, and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing the goodwill, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as revenue generated in the Company’s Argentina and Philippines markets under the Fuller tradename, its South Africa market under the Avroy Shlain tradename and its Uruguay market under the Nuvo tradename.

In prior years, the Company recorded impairment charges related to its NaturCare, Nutrimetics and South African businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. In 2009, the Company recorded a $10.1 million impairment to the Nutrimetics tradename, a $4.2 million impairment to the NaturCare tradename and a $2.0 million impairment to the Avroy Shlain tradename. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. In 2008, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. In the third quarter of 2010, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter, and determined there was no further impairment.

The Company subsequently decided it would cease operating its Swissgarde unit in Southern Africa as a separate business and instead would begin selling certain of its products through its Avroy Shlain beauty business in South Africa. This is expected to have a significant impact on the Swissgarde sales force. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired and recorded in 2010 a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to the sales force intangible asset and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit.

With the 2009 goodwill impairments recorded for the Nutrimetics and South African reporting units, these units are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics, Avroy Shlain and NaturCare tradename values, as the fair value in these cases was set equal to carrying value in the second quarter of 2009. The fair value of the Fuller Mexico, NaturCare and BeautiControl reporting units and the Nuvo tradename exceeded the carrying value by over 50 percent at the last valuation date resulting in a lower risk that these assets could be impaired in future periods. The fair value of the Fuller tradename exceeded its carrying value by almost 30 percent making future impairments less likely to occur. The Company’s Fuller Latin America reporting unit showed an excess of 20 percent over carrying value, which could indicate a higher risk of future impairments. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted results of the Company’s business plan or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.

Additionally, as of December 25, 2010 the Company had $10.2 million included on its Consolidated Balance Sheets as the value of acquired sales forces. The estimated annual amortization expense associated with these intangibles for each of the five succeeding years is $2.5 million, $1.9 million, $1.3 million, $1.0 million and $0.7 million, respectively. As of December 25, 2010, the product formulation asset recorded as part of the acquisition was fully amortized.

Retirement Obligations

Pensions

The Company records pension costs and the funded status of its defined benefit pension plans using the applicable accounting guidance for defined benefit pension and other postretirement plans. This guidance requires that amounts recognized in the financial statements be determined on an actuarial basis. The measurement of the retirement obligations and costs of providing benefits under the Company’s pension plans involves various factors, including several assumptions. The Company believes the most critical of these assumptions are the discount rate and the expected long-term rate of return on plan assets.

The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s U.S. and foreign plans was as follows:

Discount rate	2010	2009	2008
U.S. Plans	5.1%	5.8%	6.0%
Foreign Plans	4.3	5.0	4.7

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumptions used by the Company for its U.S. and foreign plans were as follows:

Expected rate of return	2010	2009	2008
U.S. Plans	8.3%	8.3%	8.5%
Foreign Plans	4.4	4.8	4.5

The following table highlights the potential impact on the Company’s pretax earnings due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 25, 2010:

(in millions)	Impact on 2011 Pension Expense
Discount rate change by 50 basis points	$1.5
Expected rate of return on plan assets change by 50 basis points	0.6

Other Post Retirement Benefits

The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post retirement benefit expense were 5.3 percent, 5.8 percent and 6.0 percent for the 2010, 2009 and 2008 fiscal years, respectively. A change in discount rate of 50 basis points would not be material.

The following are the assumed health-care cost trend rates used by the Company:

Health-care trend rates	2010	2009	2008
Initial health-care cost trend	7.3%	7.6%	8.0%
Ultimate health-care cost trend	5.0	5.0	5.0
Year ultimate trend rate achieved	2017	2017	2015

The healthcare cost trend rate assumption may have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.3	(2.0)

Revenue Recognition

Revenue is recognized when goods are shipped to customers, the price is fixed, the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force, and when collection is reasonably assured. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Stock-Based Compensation

The Company measures compensation cost for stock-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The Company uses the Black-Scholes option-pricing model to value stock options, which requires the input of assumptions, including the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company’s common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates; such amounts are recorded as a cumulative adjustment to the previously recorded amounts.

Impact of Inflation

Inflation, as measured by consumer price indices, has continued at a low level in most of the countries in which the Company operates, except for Argentina and Venezuela.

New Accounting Pronouncements

Refer to discussion of new accounting pronouncements in Note 1 to the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

One of the Company’s market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, and the currencies in which it borrows. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. As discussed earlier, the Company’s borrowings under its current credit agreement carry a variable interest rate, but the agreement requires the Company to maintain a fixed interest rate on at least 40 percent of total debt during the term of the agreement. Consequently, when the credit agreement was initiated in September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent, plus the spread under the 2007 Credit Agreement which was 62.5 basis points as of December 25, 2010.

These interest rate swaps, effectively fix the interest rate on $325 million of the Company’s $405 million of outstanding term loans. The Company does pay a variable rate on the remaining $80 million of term loans and any outstanding revolver borrowings, although if short-term interest rates varied by 10 percent with all other variables remaining constant, the Company’s annual interest expense would not be significantly impacted.

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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company’s international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company’s constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company’s most significant exposures are to the euro and Mexican peso.

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

While the Company’s hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the years ended December 25, 2010 and December 26, 2009, the cash flow impact of these currency hedges was an outflow of $5.9 million and an inflow of $12.7 million, respectively.

The U.S. dollar equivalent of the Company’s most significant net open foreign currency hedge positions as of December 25, 2010 were to sell Swiss francs $49.6 million; Turkish lira $11.9 million and Japanese yen $11.9 and to buy Euros $65.2 million; Indonesian rupiah $17.5; and South Korean won $12.5 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures. Based on rates existing as of December 25, 2010, the Company was in a net payable position of approximately $1.6 million related to its currency hedges, which upon settlement could have a significant impact on the Company’s cash flow. The Company records the impact of forward points in net interest expense.

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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2011 cost of sales will include about $130 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About two-thirds of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil. The remaining one-third of its resins are more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company’s annual cost of sales by about $13 million compared with the prior year. For 2010, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $9 million in local currency due to resin cost changes as compared with 2009. For the full year of 2011, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $5 million, on a local currency basis, due to resin cost changes as compared with 2010. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

The Company’s program to sell land held for development is exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company’s land sale program has been negatively impacted by the drivers and ramifications of the credit crisis and real estate market conditions in the United States, which have delayed the completion of this program.

Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company’s independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate) as well as cosmetics and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company’s business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•	changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from changes in operating results, working capital management, debt payments, share repurchases and hedge settlements;

•

the impact of substantial currency fluctuations on the results of foreign operations and the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate or otherwise make available cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on and to control the cost of infrastructure obligations associated with land development;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•	the ability to attract and retain certain executive officers and key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company’s credit agreement;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company’s access to financing; and

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

Item 8.	Financial Statements and Supplementary Data.

Tupperware Brands Corporation

Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 25, 2010	December 26, 2009	December 27, 2008
Net sales	$2,300.4	$2,127.5	$2,161.8
Cost of products sold	766.2	718.5	764.1

Gross margin	1,534.2	1,409.0	1,397.7
Delivery, sales and administrative expense	1,193.1	1,119.1	1,161.0
Re-engineering and impairment charges	7.6	8.0	9.0
Impairment of goodwill and intangible assets	4.3	28.1	9.0
Gains on disposal of assets including insurance recoveries, net	0.2	21.9	24.9

Operating income	329.4	275.7	243.6
Interest income	2.5	2.9	4.8
Interest expense	29.3	31.6	41.7
Other expense	2.9	9.9	4.8

Income before income taxes	299.7	237.1	201.9
Provision for income taxes	74.1	62.0	40.5

Net income	$225.6	$175.1	$161.4

Basic earnings per common share	$3.60	$2.80	$2.61

Diluted earnings per common share	$3.53	$2.75	$2.55

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Balance Sheets

(In millions, except share amounts)	December 25, 2010	December 26, 2009
ASSETS
Cash and cash equivalents	$248.7	$112.4
Accounts receivable, less allowances of $32.4 million in 2010 and $32.8 million in 2009	181.9	181.0
Inventories	279.1	265.5
Deferred income tax benefits, net	78.5	71.5
Non-trade amounts receivable, net	39.4	41.0
Prepaid expenses and other current assets	21.6	25.4

Total current assets	849.2	696.8

Deferred income tax benefits, net	391.3	359.2
Property, plant and equipment, net	258.0	254.6
Long-term receivables, less allowances of $18.8 million in 2010 and $17.1 million in 2009	22.8	22.6
Trademarks and tradenames	170.2	163.6
Other intangible assets, net	10.2	13.6
Goodwill	284.1	275.5
Other assets, net	30.0	32.9

Total assets	$2,015.8	$1,818.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$153.1	$140.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	1.9	1.9
Accrued liabilities	345.4	317.9

Total current liabilities	500.4	460.5

Long-term debt and capital lease obligations	426.8	426.2
Other liabilities	298.8	294.4
Shareholders’ equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	0.0	0.0
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	108.0	91.1
Retained earnings	969.2	836.1
Treasury stock, 900,754 and 552,463 shares in 2010 and 2009, respectively, at cost	(41.5)	(26.8)
Accumulated other comprehensive loss	(246.5)	(263.3)

Total shareholders’ equity	789.8	637.7

Total liabilities and shareholders’ equity	$2,015.8	$1,818.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(In millions)	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income (Loss)

	Shares	Dollars	Shares	Dollars
December 29, 2007	62.4	$0.6	0.8	($26.1)	$38.8	($2.3)	$657.8	($146.1)	$522.7

Net income							161.4		161.4	$161.4
Other comprehensive loss:
Foreign currency translation adjustments								(151.3)	(151.3)	(151.3)
Net deferred losses on cash flow hedges, net of tax benefit of $8.1 million								(14.3)	(14.3)	(14.3)
Pension and post retirement costs, net of tax benefit of $3.4 million								(12.9)	(12.9)	(12.9)

Comprehensive loss										($17.1)

Cash dividends declared ($0.88 per share)							(54.6)		(54.6)
Settlements of subscriptions receivable						2.3			2.3
Repurchase of common stock			0.6	(22.7)					(22.7)
Income tax benefit from stock and option awards					9.4				9.4
Modification of stock awards					1.6				1.6
Stock and options issued for incentive plans			(1.3)	47.2	6.6		(21.4)		32.4

December 27, 2008	62.4	$0.6	0.1	($1.6)	$56.4	$0.0	$743.2	($324.6)	$474.0

Net income							175.1		175.1	$175.1
Other comprehensive income:
Foreign currency translation adjustments								57.5	57.5	57.5
Net deferred gains on cash flow hedges, net of tax provision of $1.8 million								3.3	3.3	3.3
Pension and post retirement costs, net of tax provision of $0.3 million								0.5	0.5	0.5

Comprehensive income										$236.4

Cash dividends declared ($0.91 per share)							(57.8)		(57.8)
Repurchase of common stock			1.8	(77.0)					(77.0)
Income tax benefit from stock and option awards					16.2				16.2
Stock and options issued for incentive plans	1.2		(1.3)	51.8	18.5		(24.4)		45.9

Tupperware Brands Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Income—(Continued)

(In millions)	Common Stock		Treasury Stock		Paid-In Capital	Sub- scriptions Receivable	Retained Earnings	Accumulated Other Comp- rehensive Loss	Total Share holders’ Equity	Comp- rehensive Income (Loss)

	Shares	Dollars	Shares	Dollars
December 26, 2009	63.6	$0.6	0.6	$(26.8)	$91.1	$0.0	$836.1	$(263.3)	$637.7

Net income							225.6		225.6	$225.6
Other comprehensive income (loss):
Foreign currency translation adjustments								18.7	18.7	18.7
Net deferred gains on cash flow hedges, net of tax provision of $1.0 million								2.6	2.6	2.6
Pension and post retirement costs, net of tax benefit of $1.7 million								(4.5)	(4.5)	(4.5)

Comprehensive income										$242.4

Cash dividends declared ($1.05 per share)							(66.6)		(66.6)
Repurchase of common stock			1.3	(60.3)					(60.3)
Income tax benefit from stock and option awards					7.3				7.3
Stock and options issued for incentive plans			(1.0)	45.6	9.6		(25.9)		29.3

December 25, 2010	63.6	$0.6	0.9	$(41.5)	$108.0	$0.0	$969.2	$(246.5)	$789.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation

Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 25, 2010	December 26, 2009	December 27, 2008
Operating activities:
Net income	$225.6	$175.1	$161.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.7	51.7	60.6
Equity compensation	14.8	13.2	8.5
Unrealized foreign exchange losses	2.2	3.9	0.0
Amortization and write off of deferred debt costs	0.7	1.2	1.0
Net gains on disposal of assets, including insurance recoveries	(0.2)	(21.9)	(24.9)
Provision for bad debts	11.1	7.9	9.1
Write-down of inventories	18.7	16.2	13.8
Non-cash impact of re-engineering and impairment costs	4.4	30.2	10.1
Net change in deferred income taxes	8.7	(16.3)	(19.8)
Excess tax benefits from share-based payment arrangements	(7.0)	(14.7)	(8.2)
Changes in assets and liabilities:
Accounts and notes receivable	(18.0)	(23.0)	(11.9)
Inventories	(28.9)	4.2	(51.3)
Non-trade amounts receivable	(2.3)	(7.9)	2.2
Prepaid expenses	2.9	1.1	5.2
Other assets	(3.1)	2.2	0.9
Accounts payable and accrued liabilities	37.3	21.8	0.6
Income taxes payable	(15.3)	(6.9)	(10.2)
Other liabilities	3.7	0.2	(4.4)
Proceeds from insurance recoveries, net of costs	0.0	0.0	19.5
Net cash impact from hedging activity	(5.9)	12.7	(30.8)
Other	0.4	0.0	(0.4)

Net cash provided by operating activities	299.5	250.9	131.0
Investing activities:
Capital expenditures	(56.1)	(46.4)	(54.4)
Proceeds from disposal of property, plant and equipment	10.0	8.8	6.5
Proceeds from insurance recoveries	0.0	10.7	8.8

Net cash used in investing activities	(46.1)	(26.9)	(39.1)
Financing activities:
Dividend payments to shareholders	(63.2)	(55.0)	(54.4)
Proceeds from exercise of stock options	16.8	39.4	24.6
Proceeds from payments of subscriptions receivable	0.0	0.0	1.8
Repurchase of common stock	(62.5)	(83.2)	(22.7)
Repayment of long-term debt and capital lease obligations	(2.2)	(141.8)	(21.5)
Net change in short-term debt	0.2	(1.9)	(2.5)
Excess tax benefits from share-based payment arrangements	7.0	14.7	8.2

Net cash used in financing activities	(103.9)	(227.8)	(66.5)

Effect of exchange rate changes on cash and cash equivalents	(13.2)	(8.6)	(3.3)

Net change in cash and cash equivalents	136.3	(12.4)	22.1
Cash and cash equivalents at beginning of year	112.4	124.8	102.7

Cash and cash equivalents at end of year	$248.7	$112.4	$124.8

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands or the Company). All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2010, 2009 and 2008 fiscal years contain 52 weeks.

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

Out-of-Period Amounts: In 2010, the Company identified certain accounting errors in its Consolidated Financial Statements for the first quarter of 2010 and periods prior to 2010. These errors were corrected in the second quarter of 2010, and the negative impact on full year 2010 net income was $6.0 million. The amounts related to errors identified in the financial reporting at the Company’s Russian subsidiary, which resulted in overstatements of sales, including promotional credits that had not been recorded timely, prepaid expenses that should have been reflected in expenses in earlier time periods, inappropriate levels of accruals for certain promotional events and other operating liabilities and insufficient bad debt reserves. The Company determined that the errors were not material to the financial statements in the periods in which they originated or the period in which they were corrected and, accordingly, a restatement of the financial statements was not necessary.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 25, 2010 and December 26, 2009, $19.0 million and $20.2 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.

Allowance for Doubtful Accounts. The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due. As of December 25, 2010, $13.1 million of long-term receivables from active distributors were considered past due, the majority of which were included in the Company’s allowance for uncollectable accounts.

Inventories. Inventories are valued at the lower of cost or market. Inventory cost includes cost of raw material, labor and overhead. Domestically produced Tupperware inventories, approximately 2 percent and 3 percent of consolidated inventories for December 25, 2010 and December 26, 2009, respectively, are valued on the last-in, first-out (LIFO) cost method. The first-in, first-out (FIFO) cost method is used for the remaining inventories. If inventories valued on the LIFO method had been valued using the FIFO method, they would have been $1.7 million and $1.5 million higher at the end of 2010 and 2009, respectively. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected selling price is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or expected pricing is less than projected by management, additional write-downs may be required.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs included in property, plant and equipment were $9.6 million and $10.4 million at December 25, 2010 and December 26, 2009, respectively. Amortization cost related to internal use software development costs totaled $3.3 million, $3.4 million and $3.9 million in 2010, 2009 and 2008, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is determined on a straight-line basis over the following estimated useful lives of the assets:

Building and improvements	10 – 40 years
Molds	4 – 10 years
Production equipment	10 – 20 years
Distribution equipment	5 – 10 years
Computer/telecom equipment	3 – 5 years
Capitalized software	3 – 5 years

Depreciation expense was $42.5 million, $43.2 million and $47.7 million in 2010, 2009 and 2008, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments of property, plant and equipment are discussed further in Note 2 to the Consolidated Financial Statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.

Goodwill. The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000 and the Sara Lee Direct Selling businesses in December 2005. The Company conducts an annual impairment test of its recorded goodwill in the third quarter of each year, except for goodwill associated with BeautiControl which is completed in the second quarter. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

Fair value of the six reporting units is determined by the Company using either the income approach or a combination of the income and market approach, with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company’s Consolidated Financial Statements at December 25, 2010 and December 26, 2009 are primarily related to the acquisition of the Sara Lee Direct Selling businesses in December 2005. The weighted average estimated useful lives of the Company’s intangible assets are as follows:

Weighted Average Useful Life
Trademarks and tradenames	Indefinite
Sales force relationships—single level	6 – 8 years
Sales force relationships—multi tier	10 – 12 years
Acquired proprietary product formulations	3 years

The Company’s indefinite lived intangible assets are evaluated for impairment annually similarly to goodwill, as discussed above. The fair value of these assets is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate.

The Company’s definite lived intangible assets consist of the value of the acquired independent sales force and product formulations. The Company amortizes project formulas over a straight line basis and as of December 25, 2010, the amount from the acquisition of the Sara Lee Direct Selling units had been fully amortized. The sales force is amortized to reflect the estimated turnover rates of the sales force acquired and is included in Distribution, Selling and Administration expense (DS&A) on the Consolidated Statements of Income.

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

A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded in that meeting one level may result in receiving a piece of jewelry with higher achievement resulting in more valuable prizes such as a television set or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded and they would take on additional responsibilities for recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers, such as scheduling parties, increasing the number of sales force members, holding parties or increasing end consumer attendance at parties, may also be the focus of a program.

The Company also offers cash awards for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force and her or his down-line members. The down-line consists of those sales force members that have been recruited directly by a given sales force member, as well as those recruited by her or his recruits. In this manner, sales force members can build an extensive organization over time if they are committed to recruiting and developing their units. In addition to the bonus, the positive performance of a unit may also entitle its leader to the use of a company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize program noted earlier, these programs generally offer varying levels of vehicles that are dependent upon performance.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Promotional expenses included in DS&A expense totaled $381.0 million, $357.1 million and $373.8 million in 2010, 2009 and 2008, respectively.

Like promotional accruals, other accruals are recorded at the time when a liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.

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

Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of its products are classified as revenue. The distribution costs included in DS&A expense in 2010, 2009 and 2008 were $135.5 million, $124.0 million and $128.5 million, respectively.

Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $23.1 million, $17.9 million and $16.4 million in 2010, 2009 and 2008, respectively. Research and development costs totaled $17.8 million, $18.0 million and $18.7 million, in 2010, 2009 and 2008, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.

Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 15 to the Consolidated Financial Statements. The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units and performance share awards granted to directors and employees.

Compensation cost for share-based awards is recorded straight line over the required service period. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company’s common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts. Compensation expense associated with restricted stock, restricted stock units and performance share awards is equal to the market value of the Company’s common stock on the date of grant and is recorded pro rata over the required service period. For those awards with performance criteria, the expense is recorded based on an assessment of achieving the criteria.

Current guidance governing share based payments requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow. For 2010, 2009 and 2008, the Company generated $7.0 million, $14.7 million and $8.2 million of excess cash benefits from option exercises, respectively.

In January 2009, the terms of the then-outstanding stock options were modified to allow employees to net share settle when exercising their stock options. This modification of the awards had no material impact.

Accounting for Asset Retirement Obligations. Asset retirement obligations refer to a company’s legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company has recognized a liability for the fair market value of conditional future obligations associated with environmental issues at its manufacturing facilities in Belgium and the United States that the Company will be required to remedy at some future date, when these assets are retired. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material for 2010, 2009 and 2008 and is not expected to be material in the future.

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

The Company accounts for uncertain tax positions in accordance with ASC 740, Income taxes. This guidance clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

On December 28, 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for 2010 and 2009 was computed in accordance with this guidance. The 2008 basic and diluted earnings per share were retrospectively adjusted, resulting in a $0.01 reduction. The Company had 0.2 million, 0.2 million and 0.4 million unvested share-based payment awards outstanding in 2010, 2009 and 2008, respectively, which were classified as participating securities under this guidance. The remaining participating securities outstanding as of December 25, 2010 vested in January 2011.

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

The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	2010	2009	2008
Net income	$225.6	$175.1	$161.4
Less dividends declared:
To common shareholders	66.4	57.5	54.2
To participating security holders	0.2	0.2	0.3

Total undistributed earnings	159.0	117.4	106.9

Undistributed earnings to common shareholders	158.7	117.1	106.2
Undistributed earnings to participating security holders	0.3	0.3	0.7
Net income available to common shareholders for basic and diluted earnings per share	225.1	174.6	160.4

Weighted-average shares of common stock outstanding	62.6	62.4	61.6
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance shares units	1.2	1.0	1.4

Weighted-average common and common equivalent shares outstanding	63.8	63.4	63.0

Basic earnings per share	$3.60	$2.80	$2.61

Diluted earnings per share	$3.53	$2.75	$2.55

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.5	1.7	1.1

Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in value is reported either in earnings or initially in other comprehensive income. Gains or losses that are reported in other comprehensive income eventually are recognized in earnings; with the timing of this recognition governed by ASC 815, Derivative and Hedging, guidance.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany loan transactions, and certain accounts payable. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders’ equity as a component of foreign currency translation adjustments within accumulated other comprehensive income. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income.

Gains and losses on contracts designated as hedges of identifiable foreign currency forecasted purchases are deferred and included in other comprehensive income. The Company utilizes interest rate swap agreements to convert a portion of its floating rate U.S. dollar long-term debt to fixed rate U.S. dollar debt. Changes in the fair value of the swaps resulting from changes in market interest rates are recorded as a component of other comprehensive income. See Note 8 to the Consolidated Financial Statements.

Foreign Currency Translation. Results of operations of foreign subsidiaries are translated into U.S. dollars using average exchange rates during the year. The assets and liabilities of those subsidiaries, other than those of operations in highly inflationary countries, are translated into U.S. dollars using exchange rates at the balance sheet date. The related translation adjustments are included in accumulated other comprehensive loss. Foreign currency transaction gains and losses, as well as re-measurement of financial statements of subsidiaries in highly inflationary countries, are included in income.

Prior to December 2009, the Company utilized the official exchange rate in Venezuela to translate the results of the subsidiary. In December 2009, the Company considered its past and continued intent to use the parallel exchange rate to settle its U.S. dollar-denominated liabilities and the fact that the Company no longer expected to remit dividends at the official rate. In view of these facts and circumstances existing, the Company determined that effective December 26, 2009, it would use the parallel rate to translate the operations of the Venezuelan subsidiary. As a result of this decision, the Company recorded a pretax loss of $3.5 million related to remeasuring the non-Venezuelan bolivar denominated balances as of year end 2009. Furthermore, the Company began translating the Venezuelan sales and profit results at the parallel rate as of the beginning of 2010. In May 2010, the Venezuelan government closed the use of the parallel rate, and consequently, from that time forward, this rate is no longer available and has not been used to translate the results from Venezuela. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a new “banded” exchange rate. As the Company believed this would be the primary rate at which it would settle its non-bolivar denominated liabilities and repatriate dividends, it began translating its bolivar denominated transactions and balances at this rate beginning in June 2010.

Inflation in Venezuela has been at relatively high levels over the past few years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Venezuela. This blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009 and as such, the Company transitioned to highly inflationary status at the beginning of its 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the value of the Venezuelan bolivar versus the U.S. dollar on earnings in 2010 was not significant. As of the end of 2010, the Company had approximately $7 million of net monetary assets in Venezuela, which are of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar.

Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

New Accounting Pronouncements. In January 2010, the FASB issued an amendment to require new disclosures for fair value measurements and provide clarification for existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarified existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company adopted this standard at the beginning of its 2010 fiscal year, and it did not have a material impact on the Consolidated Financial Statement note disclosures.

In July 2010, the FASB issued new accounting guidance that requires new disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. Existing disclosures have been amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables. The new disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010 and did not have a material impact on the Company’s note disclosures. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued an amendment to defer the effective date of disclosures about troubled debt restructurings to interim and annual periods ending after June 15, 2011. The Company does not expect that either the original guidance or amendment will have a significant impact on the note disclosures included in the Consolidated Financial Statements.

In December 2010, the FASB issued an amendment to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Prior to this amendment, continuation to Step 2 was not required if the carrying amount of the reporting unit exceeded the fair value. However, in cases where the carrying amount was zero or negative, the fair value most likely was greater. This amendment requires that the evaluation must still continue to Step 2, given a fair value greater than the carrying amount, if it is more likely than not that a goodwill impairment exists. This amendment becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not anticipate an impact on its Consolidated Financial Statements.

Also in December 2010, the FASB issued an amendment regarding the disclosure of supplementary pro forma information for business combinations. The amendment clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented as of the beginning of the comparable prior annual reporting period only. The amendment also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This amendment becomes effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. At this time, the Company does not have any situations to which this would apply.

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

Note 2: Re-engineering Costs

The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2010	2009	2008
Severance	$6.5	$5.2	$7.1
Asset impairment/facility moving costs	1.1	2.8	1.9

Total re-engineering and impairment charges	$7.6	$8.0	$9.0

The Company recorded $6.5 million in re-engineering and impairment charges in 2010, related to severance costs incurred in its Argentina, Australia, BeautiControl, France, Greece, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures, and $1.1 million related to moving costs and the impairment of property, plant and equipment associated with the relocation of certain manufacturing facilities in Japan.

In 2009, the Company recorded $8.0 million in re-engineering and impairment charges, primarily related to severance costs incurred in the Company’s Argentina, Australia, BeautiControl, France, Japan and Mexico operations, mainly due to implementing changes in the businesses’ management structures. Also included was $2.1 million related to the impairment of software and property, plant and equipment and $0.7 million of costs associated with the relocation of certain manufacturing facilities.

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

Pretax costs incurred in connection with the re-engineering program included above and allocated to cost of products sold and DS&A were as follows:

(In millions)	2010	2009	2008
Re-engineering and impairment charges	$7.6	$8.0	$9.0
Delivery, sales and administrative	0.0	0.0	1.1
Cost of products sold	0.0	0.0	1.8

Total pretax re-engineering costs	$7.6	$8.0	$11.9

In 2008, the amounts in cost of products sold and delivery, selling and administrative expense were recorded in connection with the decision to cease operating the separate beauty business in Brazil.

The balances, included in accrued liabilities, related to re-engineering and impairment charges as of December 25, 2010, December 26, 2009 and December 27, 2008 were as follows:

(In millions)	2010	2009	2008
Beginning balance	$1.5	$2.2	$2.3
Provision	7.6	8.0	9.0
Cash expenditures:
Severance	(5.5)	(5.4)	(6.2)
Other	(1.1)	(1.2)	(1.8)
Non-cash asset impairments	(0.1)	(2.1)	(1.1)

Ending Balance	$2.4	$1.5	$2.2

The remaining accrual balance of $2.4 million as of December 25, 2010 relates primarily to severance payments expected to be made in several units by the end of 2011.

Note 3: Inventories

(In millions)	2010	2009
Finished goods	$184.7	$182.4
Work in process	20.0	19.6
Raw materials and supplies	74.4	63.5

Total inventories	$279.1	$265.5

Note 4: Property, Plant and Equipment

(In millions)	2010	2009
Land	$49.0	$50.4
Buildings and improvements	212.3	205.5
Molds	568.9	576.5
Production equipment	283.9	286.2
Distribution equipment	47.9	49.0
Computer/telecom equipment	70.5	65.6
Furniture and fixtures	24.7	20.8
Capitalized software	58.0	54.0
Construction in progress	17.1	12.5

Total property, plant and equipment Less accumulated depreciation	1,332.3 (1,074.3)	1,320.5 (1,065.9)

Property, plant and equipment, net	$258.0	$254.6

The Company currently has several open construction projects to expand its manufacturing, warehousing and distribution facilities in China, Indonesia and South Africa. The projects are expected to be completed in 2012. To date, the Company has spent $1.1 million on these projects and expects to spend an additional $16.2 million.

Note 5: Accrued Liabilities

(In millions)	2010	2009
Income taxes payable	$18.4	$15.3
Compensation and employee benefits	96.4	94.9
Advertising and promotion	72.6	70.6
Taxes other than income taxes	26.7	20.6
Pensions	4.3	3.5
Post-retirement benefit	3.2	3.5
Dividends payable	18.7	15.7
Foreign currency and interest rate swap contracts	17.7	18.8
Other	87.4	75.0

Total accrued liabilities	$345.4	$317.9

(In millions)	2010	2009
Post-retirement benefit	$33.4	$34.9
Pensions	115.6	107.5
Income taxes	17.4	28.8
Long-term deferred income tax	81.9	72.4
Long-term interest rate swap contracts	23.1	26.6
Other	27.4	24.2

Total other liabilities	$298.8	$294.4

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

In prior years, the Company recorded impairment charges related to its NaturCare, Nutrimetics and South African beauty businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. This resulted from benefits related to strategies implemented since the acquisition of these businesses in 2005 not occurring as quickly or significantly as had been projected. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. In 2009, the Company recorded a $10.1 million impairment to the Nutrimetics tradename, a $4.2 million impairment to the NaturCare tradename and a $2.0 million impairment to the Avroy Shlain tradename. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. In 2008, the Company recorded a $6.5 million impairment to the Nutrimetics tradename and a $2.5 million impairment to the NaturCare tradename. In the third quarter of 2010, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter, and determined there was no further impairment.

The Company subsequently decided it would cease operating its Swissgarde unit in Southern Africa as a separate business and instead would begin selling certain of its products through its Avroy Shlain beauty business in South Africa. This is expected to have a significant impact on the Swissgarde sales force, product line and expected cash flow. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired and recorded in 2010 a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to the sales force intangible and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit.

Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant 2010 assumptions for these forecasts included annual revenue growth rates ranging from 1 to 14 percent with an average growth rate of 7 percent. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units in 2010, the Company applied discount rates to its reporting units’ projected cash flows ranging from 13 to 25 percent. The discount rate at the high end of this range was for the South African and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.

The fair value of the Company’s tradenames was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 5 percent was used in 2010. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 14 to 29 percent, and revenue growth ranging from 1 to 14 percent, with an average growth rate of 7 percent, and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing the goodwill, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as revenue generated in the Company’s Argentina and Philippines markets under the Fuller tradename, its South Africa market under the Avroy Shlain tradename and its Uruguay market under the Nuvo tradename.

With the 2009 goodwill impairments recorded for the Nutrimetics and South African reporting units, these units are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics, Avroy Shlain and NaturCare tradename values, as the fair value in these cases was set equal to carrying value in the second quarter of 2009. The fair value of the Fuller Mexico, NaturCare and BeautiControl reporting units and the Nuvo tradename exceeded the carrying value by over 50 percent at the last valuation date resulting in a lower risk that these assets could be impaired in future periods.

The fair value of the Fuller tradename exceeded its carrying value by almost 30 percent making a future impairment less likely to occur. The Company’s Fuller Latin America reporting unit showed an excess of 20 percent over carrying value, which could indicate a higher risk of future impairment. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted results of the Company’s business plan or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies.

Further impairment charges would have an adverse impact on the Company’s net income and could result in a lack of compliance with the Company’s debt covenants, although the financial covenant directly affected is the minimum net worth requirement and the first $75 million of any impairments, net of tax, arising from July 1, 2007 forward is excluded from the calculation of compliance with this covenant. Since July 1, 2007, the Company has recognized cumulative impairment charges related to goodwill and intangible assets of $50.4 million, net of tax. However, as laid out in Note 7 to the Consolidated Financial Statements, as of December 25, 2010, the Company’s adjusted net worth under its debt covenants exceeded its required net worth by $136.3 million.

The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 25, 2010, December 26, 2009 and December 27, 2008:

(in millions)	Europe	Asia Pacific	Beauty North America	Beauty Other	TW North America	Total
Gross goodwill balance at December 27, 2008	$11.2	$33.2	$153.7	$67.6	$16.3	$282.0
Effect of changes in exchange rates	2.8	(0.3)	1.9	6.8	0.0	11.2

Gross goodwill balance at December 26, 2009	14.0	32.9	155.6	74.4	16.3	293.2
Effect of changes in exchange rates	1.1	2.5	4.9	2.2	0.0	10.7

Gross goodwill balance at December 25, 2010	$15.1	$35.4	$160.5	$76.6	$16.3	$303.9

(in millions)	Europe	Asia Pacific	Beauty North America	Beauty Other	TW North America	Total
Accumulated impairment balance at December 27, 2008	$0.0	$0.0	$0.0	$5.9	$0.0	$5.9
Goodwill impairment	3.2	0.0	0.0	8.6	0.0	11.8

Accumulated impairment balance at December 26, 2009	3.2	0.0	0.0	14.5	0.0	17.7
Goodwill impairment	2.1	0.0	0.0	0.0	0.0	2.1

Accumulated impairment balance at December 25, 2010	$5.3	$0.0	$0.0	$14.5	$0.0	$19.8

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, were as follows:

	December 25, 2010
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$170.2	$0.0	$170.2
Sales force relationships—single level	29.7	25.1	4.6
Sales force relationships—multi tier	35.3	29.7	5.6
Acquired proprietary product formulations	4.0	4.0	0.0

Total intangible assets	$239.2	$58.8	$180.4

	December 26, 2009
(in millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$163.6	$0.0	$163.6
Sales force relationships—single level	28.6	22.5	6.1
Sales force relationships—multi tier	33.9	26.4	7.5
Acquired proprietary product formulations	3.8	3.8	0.0

Total intangible assets	$229.9	$52.7	$177.2

A summary of the identifiable intangible asset account activity is as follows:

	Year Ending
(in millions)	December 25, 2010	December 26, 2009
Beginning Balance	$229.9	$233.4
Impairment of intangible assets	(2.2)	(16.3)
Effect of changes in exchange rates	11.5	12.8

Ending Balance	$239.2	$229.9

Amortization expense was $3.9 million, $5.1 million and $9.0 million in 2010, 2009 and 2008, respectively. The estimated annual amortization expense associated with the above intangibles for each of the five succeeding years is $2.5 million, $1.9 million, $1.3 million, $1.0 million and $0.7 million, respectively.

Note 7: Financing Obligations

Debt Obligations

Debt obligations consisted of the following:

(In millions)	2010	2009
2007 term loan facility due 2012	$405.0	$405.0
Belgium facility capital lease	22.3	22.0
Other	1.4	1.1

	428.7	428.1
Less current portion	(1.9)	(1.9)

Long-term debt	$426.8	$426.2

(Dollars in millions)	2010	2009
Total short-term borrowings at year-end	$0.0	$0.0
Weighted average interest rate at year-end	na	na
Average short-term borrowings during the year	$125.2	$78.4
Weighted average interest rate for the year	1.6%	1.7%
Maximum short-term borrowings during the year	$188.6	$135.0

As of December 25, 2010, the Company had no borrowings outstanding under its $200 million revolving credit facility.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“2007 Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. Quarterly principal payments of $1.5 million are due on the term loans beginning June 2008 with any remaining principal due in September 2012; however, the agreement permits the Company to omit the quarterly payments if certain prepayments have been made. The Company made such optional principal prepayments in 2009 and 2008 totaling $140.0 million and $16.7 million, respectively. As a result of the previous prepayments on the term loan, the Company is not required to make principal payments until the loan matures in September 2012. The debt under the 2007 Credit Agreement is secured by substantially all of the Company’s domestic assets, excluding real estate, and capital stock of its domestic subsidiaries plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on the outstanding borrowings under the revolving credit facility is a floating LIBOR base rate plus an applicable margin. The applicable margin ranges from 62.5 to 125 basis points and is determined quarterly by the Company’s leverage ratio, as defined in the credit agreement. Although the 2007 Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps, as further discussed in Note 8 to the Consolidated Financial Statements. The swap agreements, combined with the contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of December 25, 2010, gave the Company an all-in effective rate of about 4.5 percent as of December 25, 2010.

At December 25, 2010, the Company had $354.6 million of unused lines of credit, including $196.9 million under the committed, secured $200 million revolving line of credit and $157.7 million available under various uncommitted lines around the world, which includes a $50 million line of credit signed in February 2010 where borrowings can be denominated in euros. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit. Interest paid on total debt in 2010, 2009 and 2008 was $25.7 million, $32.6 million and $27.7 million, respectively.

Contractual maturities for long-term obligations at December 25, 2010 are summarized by year as follows (in millions):

Year ending:	Amount
December 31, 2011	$1.9
December 29, 2012	406.9
December 28, 2013	1.6
December 27, 2014	1.5
December 26, 2015	1.4
Thereafter	15.4

Total	$428.7

The 2007 Credit Agreement contains customary covenants. While the covenants are restrictive and could limit the Company’s ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, based on the Company’s current assumptions, these limitations are not expected to occur in 2011.

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

The Company’s fixed charge ratio was required to be in excess of 1.40 through the end of the third quarter of 2010 and is required to be in excess of 1.50 thereafter. The leverage ratio must be below 2.50. The fixed charge and leverage ratio covenants are based upon trailing four quarter amounts. The Company’s fixed charge and leverage ratios as of and for the 12 months ended December 25, 2010 were 2.79 and 1.08, respectively.

The adjusted net worth requirement was $663.7 million as of December 25, 2010. The requirement increases quarterly by 50 percent of the Company’s consolidated net income, net of tax, adjusted to eliminate up to $75 million of goodwill and intangible asset impairment charges, net of tax, recorded after July 1, 2007. There is no adjustment for losses. The Company’s adjusted consolidated net worth at December 25, 2010 was $800.0 million.

Adjusted net worth (in millions)	As of December 25, 2010
Minimum adjusted net worth required:
Base net worth per financial covenant	$268.4
Plus 50% of net income after December 31, 2005, as adjusted	386.7
Plus net increase from equity issuances, certain share repurchase, etc.	59.0
Less reduction resulting from goodwill and intangible asset impairment charges recorded since July 1, 2007	(50.4)

Adjusted net worth required	$663.7

Company’s adjusted net worth:
Total shareholders’ equity as of December 25, 2010	$789.8
Plus reductions resulting from foreign currency translation adjustments since year end 2005	6.0
Less increases resulting from tax benefit of employee stock option exercises	(38.4)
Plus reduction resulting from cash flow hedges since year end 2005	13.4
Plus reduction resulting from pension and post retirement adjustments	27.0
Plus reduction resulting from change in accounting principle related to uncertain tax positions	2.2

Adjusted net worth	$800.0

12 months ended December 25, 2010
Adjusted covenant earnings:
Net income	$225.6
Add:
Depreciation and amortization	49.7
Gross interest expense	29.3
Provision for income taxes	74.1
Pretax non-cash re-engineering and impairment charges	4.4
Equity compensation	14.8
Deduct:
Gains on land sales, insurance recoveries, etc.	0.2

Total adjusted covenant earnings	$397.7

Gross interest expense	$29.3
Less amortization and write off of deferred debt costs	0.7

Equals cash interest	$28.6

Capital expenditures	$56.1
Less amount excluded per agreement	0.6

Equals adjusted capital expenditures	$55.5

Fixed charge coverage ratio:
Adjusted covenant earnings	$397.7
Less:
Adjusted capital expenditures	55.5
Cash taxes paid	80.7

Subtotal	$261.5
Divided by sum of:
Scheduled debt payments	$1.9
Dividends and restricted payments	63.2
Cash interest	28.6

Subtotal	$93.7
Fixed charge coverage ratio	2.79

Consolidated total debt	$428.7
Divided by adjusted covenant earnings	397.7
Leverage ratio	1.08

Capital Leases

In 2006, the Company initiated construction of a new Tupperware center of excellence manufacturing facility in Belgium which was completed in 2007 and replaced its existing Belgium facility. The total cost of the new facility and equipment totaled $24.0 million and was financed through a sales lease-back transaction under two separate leases. The two leases are being accounted for as capital leases and have terms of 10 and 15 years and interest rates of 5.1 percent. In 2010, the Company extended the lease on one of its building leases in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease is now classified as capital and has an initial value of $3.8 million with a term of 10 years and an interest rate of 2.9 percent.

Following is a summary of capital lease obligations at December 25, 2010 and December 26, 2009:

(in millions)	December 25, 2010	December 26, 2009
Gross payments	$28.6	$29.2
Less imputed interest	6.3	7.2

Total capital lease obligation	22.3	22.0
Less current maturity	1.4	1.5

Capital lease obligation—long-term portion	$20.9	$20.5

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

Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be a component of interest expense. For 2010 and 2009, the forward points on fair value hedges resulted in a pretax gain of $6.0 million and $1.6 million, respectively.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases, and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss, and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the year in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities as applicable. As of December 25, 2010, December 26, 2009 and December 27, 2008, the balance in other comprehensive income, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was $0.5 million, $0.8 million and $2.9 million, respectively. The change in the balance in other comprehensive loss was a net gain (loss) of $(0.3) million, $(2.1) million and $2.8 million during the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For both 2010 and 2009, forward points on cash flow hedges resulted in a pretax loss of $2.6 million.

The Company also uses financial instruments such as forward contracts to hedge a portion of its net equity investment in international operations, and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the years ended 2010, 2009 and 2008, the Company recorded gains (losses) associated with these hedges of $(9.0) million, $(9.4) million and $10.2 million, respectively, in other comprehensive loss, net of tax. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of this amount to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For 2010 and 2009, forward points on net equity hedges resulted in a pretax loss of $8.0 million and $4.0 million, respectively.

While the Company’s net equity and fair value hedges mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. For the year ended December 25, 2010, the cash flow impact of these currency hedges was an outflow of $5.9 million.

Following is a listing of the Company’s outstanding forward contracts at fair value as of December 25, 2010 and December 26, 2009. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross currency external payables and receivables, or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	2010		2009
(in millions)	Buy	Sell	Buy	Sell
Euro	$65.2		$8.5
U.S. dollar	21.0		96.9
Indonesian rupiah	17.5			$4.5
South Korean won	12.5		4.1
New Zealand dollar	4.4		3.2
Brazilian real	2.8			2.6
Danish krone	0.0		1.0
Swiss franc		$49.6		8.1
Japanese yen		11.9		1.7
Turkish lira		11.9		0.0
Canadian dollar		9.6		4.8
Argentine peso		7.6		5.7
Polish zloty		5.7		7.7
Australian dollar		5.5		5.8
British pound		3.3		2.4
Croatian kuna		2.6		2.7
Kazakhstan tenge		2.6		0.0
Thai baht		2.2		1.9
Hungarian forint		1.9		1.2
Norwegian krone		1.8		2.2
Czech koruna		1.6		3.2
Swedish krona		1.5		1.4
Ukraine hryvnia		1.3		0.0
South African rand		1.2	0.2
Russian ruble		1.0		5.2
Malaysian ringgit		0.3	10.1
Mexican peso		0.2		57.8
Philippine peso		0.0		5.5
Other currencies (net)		1.9		2.4

	$123.4	$125.2	$124.0	$126.8

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company’s outstanding currency exposures.

The 2007 Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent plus the spread under the 2007 Credit Agreement, which was 62.5 basis points as of December 25, 2010.

During 2008, the Company entered into forward interest rate agreements that swapped the Company’s LIBOR –based floating obligation into a fixed obligation for $200 million in 2009 and $100 million in 2010. The Company paid a weighted average rate of about 2.2 percent on the $200 million for 2009 and about 1.9 percent on the $100 million for 2010, plus the spread under the 2007 Credit Agreement. Both of these agreements had expired by the end of 2010.

The continuing swap agreements, combined with a contractual spread dictated by the 2007 Credit Agreement, which was 62.5 basis points as of December 25, 2010, gave the Company an all-in effective rate of about 4.5 percent on these borrowings. These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $23.1 million ($14.7 million net of tax) and $27.9 million ($17.6 million net of tax) as of December 25, 2010 and December 26, 2009, respectively, which is mainly included as a component of accumulated other comprehensive income. In 2009, the Company made a voluntary prepayment on its term debt resulting in some interest rate swaps becoming partially ineffective. As a result, the Company recorded a $0.4 million loss to interest expense on the Consolidated Statement of Income for the year ended December 26, 2009. The interest rate swaps continued to be ineffective in 2010 with a minimal impact. As noted above, the swaps entered into in 2008 have expired and as such the remaining interest rate swaps are effective as of December 25, 2010.

The following tables summarize the Company’s derivative positions and the impact they have on the Company’s financial position as of December 25, 2010 and December 26, 2009:

December 25, 2010
Derivatives designated as hedging instruments (in millions)	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$0.0	Other liabilities	$23.1
Foreign exchange contracts	Non-trade amounts receivable	16.1	Accrued liabilities	17.7

Total derivatives designated as hedging instruments		$16.1		$40.8

December 26, 2009
Derivatives designated as hedging instruments (in millions)	Asset derivatives		Liability derivatives
	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$0.0	Other liabilities	$27.9
Foreign exchange contracts	Non-trade amounts receivable	16.3	Accrued liabilities	17.4

Total derivatives designated as hedging instruments		$16.3		$45.3

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s results of operations and comprehensive income for the year ended December 25, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$8.5	Other expense	$(9.0)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$4.6	Interest expense	$0.0	Interest expense	$0.2

Foreign exchange contracts	(0.2)	Cost of products sold and DS&A	0.6	Interest expense	(2.6)

Net equity hedging relationships
Foreign exchange contracts	(14.1)	Other expense	0.0	Interest expense	(8.0)

The following tables summarize the Company’s derivative positions and the impact they had on the Company’s results of operations and comprehensive income for the year ended December 26, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$32.6	Other expense	$(32.8)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$8.5	Interest expense	$0.0	Interest expense	$(0.4)

Foreign exchange contracts	(0.5)	Cost of products sold and DS&A	4.3	Interest expense	(2.6)

Net equity hedging relationships
Foreign exchange contracts	(14.8)	Other expense	0.0	Interest expense	(4.0)

The Company’s theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be partially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued losses were $24.7 million, $29.0 million and $40.4 million at December 25, 2010, December 26, 2009 and December 27, 2008, respectively, and were recorded either in accrued liabilities or other assets, depending upon the net position of the individual contracts. While certain of the Company’s fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn partially offset by hedges of net equity and other forward contracts. The notional amounts shown above change based upon the Company’s outstanding exposure to fair value fluctuations.

Note 9: Fair Value Measurements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis as of December 25, 2010

Description of Assets (in millions)	December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$30.2	$30.2	$0.0	$0.0
Foreign currency derivative contracts	16.1	0.0	16.1	0.0

Total	$46.3	$30.2	$16.1	$0.0

Description of Liabilities (in millions)	December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$23.1	$0.0	$23.1	$0.0
Foreign currency derivative contracts	17.7	0.0	17.7	0.0

Total	$40.8	$0.0	$40.8	$0.0

Assets and Liabilities Recorded at Fair Value on a Recurring Basis as of December 26, 2009

Description of Assets (in millions)	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign currency derivative contracts	$16.3	$0.0	$16.3	$0.0

Description of Liabilities (in millions)	December 26, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps	$27.9	$0.0	$27.9	$0.0
Foreign currency derivative contracts	17.4	0.0	17.4	0.0

Total	$45.3	$0.0	$45.3	$0.0

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of December 25, 2010 and December 26, 2009, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value of negative $1.6 million and $1.1 million, respectively, based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings depending on the designation of the hedge as outlined in Note 8 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings. The Company recorded $0.4 million to interest expense in 2009 related to ineffective interest rate swap hedges resulting from the Company’s voluntary prepayment of term debt.

Included in the Company’s cash equivalents balance as of December 25, 2010 was $30.2 million in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy as the money market funds are valued using quoted market prices in active markets. There were no such amounts held as of December 26, 2009.

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis

As previously outlined in Note 6 to the Consolidated Financial Statements, the Company recorded goodwill and intangible impairments in the second quarter of 2009. The following table presents information about these assets measured at fair value on a non-recurring basis as of that date (June 27, 2009), and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	June 27, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Intangible assets	$50.1	$0.0	$0.0	$50.1
Goodwill	51.5	0.0	0.0	51.5

Total	$101.6	$0.0	$0.0	$101.6

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

The Company decided to begin selling a portion of the Swissgarde product line through its Avroy Shlain beauty business in South Africa and to cease operating the unit as an independent company in several markets in Southern Africa. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired and, in 2010, recorded a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to the sales force intangible and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit. As a result of these entries, the carrying values of the Swissgarde intangible assets were reduced to zero and the goodwill related to the South African beauty reporting unit was reduced to $9.8 million, which the Company determined was its implied fair value as of December 25, 2010.

Refer to Note 6 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.

Fair Value of Financial Instruments

Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 25, 2010 and December 26, 2009. The Company’s term loans consist entirely of floating rate debt; however, the Company estimates that, based on current market conditions, the value of that debt was about $397 million compared to the carrying value of $405 million at December 25, 2010. The lower fair value results from the difference in the interest rate spread under the 2007 Credit Agreement, which was 62.5 basis points at the end of 2010, versus the interest spread that the Company believes it would have been able to obtain as of December 25, 2010.

Note 10: Subscriptions Receivable

In October 2000, a subsidiary of the Company adopted a Management Stock Purchase Plan (the MSPP), which provided for eligible executives to purchase Company stock using full recourse loans provided by the subsidiary. Under the MSPP, the Company loaned $13.6 million to 33 senior executives to purchase 847,000 common shares from treasury stock. In 2001 and 2002, an additional nine senior executives purchased 74,500 shares of common stock from treasury stock utilizing loans totaling $1.7 million. The loans had annual interest rates of 5.21 percent to 5.96 percent, and all dividends, while the loans were outstanding, were applied toward interest due. Each of the loans had scheduled repayment dates of 25 percent on the fifth and sixth anniversaries of the loan issuance, with the balance due on the eighth anniversary. During 2008, participants surrendered a total of 26,347 shares of the Company’s common stock at current market prices to satisfy loans totaling $0.6 million as part of both scheduled and voluntary repayments. In addition, participants made cash payments to satisfy loan and interest payment obligations totaling $1.8 million during 2008. Under the terms of the MSPP, if, at the scheduled repayment date, a loan remained outstanding and the Company’s stock price per share was below the market price when the loan was originated, the Company made cash bonus payments equal to the amount the value of the stock was below its purchase price, up to 25 percent of the outstanding principal on the loan then due. In 2008, there were immaterial cash bonus payments made under the plan. For each share purchased, an option on two shares was granted under the 2000 Incentive Plan. See Note 15 to the Consolidated Financial Statements. The outstanding loans were recorded as subscriptions receivable and were secured by the shares purchased. As of the end of 2008, all principal had been paid. No further loans or sales of stock are being made under this Plan.

In 2008, the Company returned to income $0.5 million of the provision recorded since the adoption of the MSPP for the potential cash bonus payments described above associated with principal amounts due in 2008. This was due to the associated loans being repaid prior to their due dates.

Note 11: Accumulated Other Comprehensive Loss

(In millions)	December 25, 2010	December 26, 2009
Foreign currency translation adjustments	$(196.2)	$(214.9)
Pension and retiree medical	(36.1)	(31.6)
Deferred loss on cash flow hedges	(14.2)	(16.8)

Total	$(246.5)	$(263.3)

Note 12: Statement of Cash Flow Supplemental Disclosure

For 2010 and 2008, the Company acquired $4.6 million and $3.6 million of property, plant and equipment under capital lease arrangements, respectively. The Company did not enter into any capital lease arrangements in 2009. In 2009, the Company began allowing participants the right to net share settle their stock options, where the Company issues a number of shares representing the value of the spread between the option exercise price and the then current market value of the shares subject to the option. In 2009, options for the purchase of 0.7 million shares, with an aggregate exercise price value of $12.9 million were exercised under this method. In 2010, a minimal amount of shares under option were exercised under this method. Employees are also allowed to use shares to pay withholding taxes up to the statutory minimum. In 2010 and 2009, this totaled $2.2 million and $6.2 million, respectively, which is included as a stock repurchase in the Consolidated Statements of Cash Flows. The Company has received, from time to time, shares to pay the exercise price by employees who exercise stock options (granted under employee stock incentive plans), which are commonly referred to as stock swap exercises. In 2008, 0.2 million shares at an aggregate cost of $3.8 million were surrendered to the Company under such exercises. Additionally, for the year end December 27, 2008, employees of the Company settled outstanding loans by returning Company stock worth $0.6 million that was acquired with proceeds of those loans.

Note 13: Income Taxes

For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2010	2009	2008
Domestic	$(16.3)	$29.3	$6.5
Foreign	316.0	207.8	195.4

Total	$299.7	$237.1	$201.9

The provision (benefit) for income taxes was as follows:

(In millions)	2010	2009	2008
Current:
Federal	$(4.2)	$39.1	$24.8
Foreign	85.8	66.3	50.8
State	0.5	1.1	1.3

	82.1	106.5	76.9

Deferred:
Federal	(9.2)	(38.0)	(39.7)
Foreign	1.7	(6.2)	3.5
State	(0.5)	(0.3)	(0.2)

	(8.0)	(44.5)	(36.4)

Total	$74.1	$62.0	$40.5

The domestic and foreign components of income (loss) before taxes reflect an adjustment as required under a U.S.-Japanese advanced pricing agreement.

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate was as follows:

(In millions)	2010	2009	2008
Amount computed using statutory rate	$104.9	$83.0	$70.7
(Reduction) increase in taxes resulting from:
Net benefit from repatriating foreign earnings and direct foreign tax credits	(8.8)	(7.8)	(9.7)
Foreign income taxes	(21.7)	(11.2)	(24.7)
U.S. tax impact of foreign currency transactions	(0.2)	(1.3)	(5.1)
Impact of changes in Mexican legislation and revaluation of tax assets	(3.2)	4.5	6.6
Other changes in valuation allowances for deferred tax assets	2.1	2.9	2.6
Foreign and domestic tax audit settlement and adjustments	(1.8)	(9.1)	0.3
Other	2.8	1.0	(0.2)

Total	$74.1	$62.0	$40.5

The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates. Included in the 2010 net benefit from repatriating foreign earnings and direct foreign tax credits caption above are a $16.1 million tax benefit of repatriating high tax foreign earnings and direct foreign tax credits and $22.3 million of certain previously unrecognized foreign tax credit benefits, partially offset by the $29.6 million U.S. tax cost due to repatriation of low tax foreign earnings in 2010.

Deferred tax (liabilities) assets were composed of the following:

(In millions)	2010	2009
Purchased intangibles	$(46.2)	$(48.5)
Other	(29.6)	(27.2)

Gross deferred tax liabilities	(75.8)	(75.7)

Credit and net operating loss carry forwards (net of unrecognized tax benefits)	343.1	304.6
Fixed assets basis differences	27.6	26.3
Employee benefits accruals	48.7	41.3
Postretirement benefits	13.5	14.6
Inventory	9.7	7.7
Accounts receivable	13.8	12.4
Depreciation	6.4	5.7
Deferred costs	25.0	27.2
Liabilities under interest rate swap contracts	8.5	10.3
Capitalized intangibles	20.6	16.9
Other accruals	40.7	62.4

Gross deferred tax assets	557.6	529.4

Valuation allowances	(99.8)	(99.0)

Net deferred tax assets	$382.0	$354.7

At December 25, 2010, the Company had domestic federal and state net operating loss carry forwards of $61.2 million, separate state net operating loss carry forwards of $106.5 million, and foreign net operating loss carry forwards of $541.5 million. Of the total foreign and domestic net operating loss carry forwards, $523.7 million expire at various dates from 2011 to 2030, while the remainder have unlimited lives. During 2010, the Company realized net cash benefits of $13.8 million related to foreign net operating loss carry forwards. At December 25, 2010 and December 26, 2009, the Company had estimated foreign tax credit carry forwards of $176.1 million and $129.2 million, respectively, most of which expire in the years 2014 through 2020 if not utilized. Deferred costs in 2010 include assets of $23.7 million related to advanced payment agreements entered into by the company with its foreign subsidiaries, which are expected to reverse over the next three years. At December 25, 2010 and December 26, 2009, the Company had valuation allowances against certain deferred tax assets totaling $99.8 million and $99.0 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management’s best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The credit and net operating loss carryforwards were impacted by an increase to federal foreign tax credit carryforwards (net of offsetting tax reserves) of $34.7 million. The change in the Other accruals caption above is impacted by the timing of realization of foreign exchange gains and losses in the United States as well as multiple other timing differences across various foreign jurisdictions. Certain prior year components of deferred tax (liabilities) assets have been reclassified to conform to current year presentation.

The Company paid income taxes, net, in 2010, 2009 and 2008 of $80.7 million, $85.2 million and $70.5 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $0.8 million, $0.7 million and $1.5 million in 2010, 2009 and 2008, respectively.

As of December 25, 2010 and December 26, 2009, the Company’s gross unrecognized tax benefit was $27.3 million and $53.1 million, respectively. The Company estimates that approximately $22.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2010	2009	2008
Balance, beginning of year	$53.1	$46.9	$41.1
Additions based on tax positions related to the current year	10.5	15.1	11.2
Additions for tax positions of prior years	2.8	0.7	2.1
Reductions for tax positions of prior years	(27.2)	(8.7)	(2.8)
Settlements	(11.3)	(0.5)	(1.3)
Reductions for lapse in statute of limitations	(0.9)	(2.1)	(1.9)
Impact of foreign currency rate changes versus the U.S. dollar	0.3	1.7	(1.5)

Balance, end of year	$27.3	$53.1	$46.9

Interest and penalties related to uncertain tax positions on the Company’s global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.1 million and $12.4 million as of December 25, 2010 and December 26, 2009, respectively. Interest and penalties included in the provision for income taxes totaled $0.8 million and $0.9 million for 2010 and 2008, respectively. In 2009, the Company recorded a benefit of $1.0 million to the provision related to interest and penalties from the reversals of certain accruals made in previous years.

During 2010, the Company recognized $22.3 million of previously unrecognized foreign tax credit benefits as a result of the issuance of clarifying tax guidance and favorable tax developments. In addition, the gross unrecognized tax benefit decreased by $1.9 million as a result of favorable audit settlements in several foreign jurisdictions. During 2010, the Company settled uncertain Mexican tax positions with a payment of $15.6 million ($9.2 million in tax and $6.4 million in interest), which was subject to indemnification by a third party. As a result, the Company’s unrecognized tax benefit decreased by $4.2 million, and related accruals for interest and penalties decreased by $7.7 million. During the year, the accrual for uncertain tax positions also increased for the positions being taken in various tax filings. The accrual is also impacted by changes in foreign exchange rates.

In the year ended December 26, 2009, the Company’s gross unrecognized tax benefit increased by $4.1 million and related accruals for interest and penalties were increased by $7.5 million as a result of identifying uncertain tax positions related to certain entities in Mexico for which the Company is indemnified. Also during 2009, the Company reduced its liability by $7.3 million and related interest and penalties were decreased by $1.8 million as a result of a settlement of audits in Germany and completion of a renewed advance pricing agreement in France. In addition, the company reduced its liability by $2.1 million due to the expiration of statutes of limitation in various jurisdictions.

The Company operates globally and files income tax returns in the United States federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, Australia (2005), France (2005), Germany (2003), India (1999), Italy (2004), Mexico (2001), and South Korea (2010) with limited exceptions.

As of December 25, 2010 and December 26, 2009, the Company’s gross unrecognized tax benefit was $27.3 million and $53.1 million, respectively. The Company expects to settle one or more foreign audits in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of December 25, 2010, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also in turn impact the Company’s assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

As of December 25, 2010, the Company had $845.8 million of undistributed earnings of international subsidiaries. The Company has not provided for U.S. deferred income taxes on these undistributed earnings because of its intention to indefinitely reinvest these earnings. The determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Company recognized $7.3 million, $16.2 million and $9.4 million of benefits for deductions associated with the exercise of employee stock options in 2010, 2009 and 2008, respectively. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

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

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company’s plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2010	2009	2010	2009	2010	2009
Change in benefit obligations:
Beginning balance	$54.1	$50.2	$38.4	$40.4	$164.6	$145.0
New plan, beginning balance	0.0	0.0	0.0	0.0	0.0	3.2
Service cost	1.0	0.9	0.1	0.1	8.4	6.6
Interest cost	2.6	2.8	1.8	2.5	7.4	6.9
Actuarial (gain) loss	3.9	1.8	(0.9)	(0.5)	8.7	6.7
Benefits paid	(2.3)	(1.6)	(2.9)	(4.1)	(17.2)	(10.7)
Impact of exchange rates	0.0	0.0	0.1	0.0	1.5	6.2
Plan participant contributions	0.0	0.0	0.0	0.0	4.8	1.7
Settlements	(0.1)	0.0	0.0	0.0	(5.0)	(1.0)
Curtailments/Amendments	0.0	0.0	0.0	0.0	(0.6)	0.0

Ending balance	$59.2	$54.1	$36.6	$38.4	$172.6	$164.6

Change in plan assets at fair value:
Beginning balance	$26.2	$23.1	$0.0	$0.0	$82.1	$64.2
Actual return on plan assets	4.2	4.8	0.0	0.0	4.3	4.9
Company contributions	0.1	0.2	2.9	4.1	12.4	16.9
Plan participant contributions	0.0	0.0	0.0	0.0	5.0	2.1
Benefits and expenses paid	(2.7)	(1.9)	(2.9)	(4.1)	(15.7)	(9.9)
Impact of exchange rates	0.0	0.0	0.0	0.0	2.2	4.4
Settlements	0.0	0.0	0.0	0.0	(5.4)	(0.5)

Ending balance	$27.8	$26.2	$0.0	$0.0	$84.9	$82.1

Funded status of plans	$(31.4)	$(27.9)	$(36.6)	$(38.4)	$(87.7)	$(82.5)

Unrecognized actuarial loss	19.7	18.6	9.0	9.9	33.2	27.1
Unrecognized prior service cost/(benefit)	0.0	0.2	(6.7)	(7.5)	(1.7)	(1.0)

Net amount recognized	$(11.7)	$(9.1)	$(34.3)	$(36.0)	$(56.2)	$(56.4)

Amounts recognized in the balance sheet consisted of:

(in millions)	December 25, 2010	December 26, 2009
Accrued benefit liability	$(155.7)	$(148.8)
Accumulated other comprehensive loss (pretax)	53.5	47.3

Net amount recognized	$(102.2)	$(101.5)

Items not yet recognized as a component of pension expense as of December 25, 2010 and December 26, 2009 consisted of:

	2010		2009
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Prior service cost (benefit)	$(1.7)	$(6.7)	$(0.8)	$(7.5)
Net actuarial loss	52.9	9.0	45.7	9.9

Accumulated other comprehensive loss (pretax)	$51.2	$2.3	$44.9	$2.4

Components of other comprehensive income (loss) for the years ended December 25, 2010 and December 26, 2009 consisted of the following:

	2010		2009
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Net prior service (cost) benefit	$0.9	$(0.8)	$1.6	$(0.8)
Net actuarial gain (loss)	(7.2)	0.9	(1.3)	1.3

Other comprehensive income (loss)	$(6.3)	$0.1	$0.3	$0.5

In 2011, the Company expects to recognize approximately $0.9 million of the prior service benefit and $4.4 million of the net actuarial loss, as components of pension and postretirement expense.

The accumulated benefit obligation for all defined benefit pension plans at December 25, 2010 and December 26, 2009 was $205.9 million and $194.2 million, respectively. At December 25, 2010 and December 26, 2009, the accumulated benefit obligations of certain pension plans exceeded those plans’ assets. For those plans, the accumulated benefit obligations were $152.8 million and $137.4 million, and the fair value of their assets was $55.0 million and $47.2 million as of December 25, 2010 and December 26, 2009, respectively. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.

The costs associated with all of the Company’s plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost:
Service cost and expenses	$9.4	$7.5	$8.5	$0.1	$0.1	$0.1
Interest cost	10.0	9.7	9.9	1.8	2.5	2.4
Return on plan assets	(6.5)	(5.7)	(13.1)	0.0	0.0	0.0
Settlement/Curtailment	2.2	0.0	(0.7)	0.0	0.0	0.0
Recognized net actuarial loss	0.0	0.2	7.1	0.0	0.0	0.0
Net deferral	3.2	3.8	2.0	(0.4)	(0.5)	(0.2)

Net periodic benefit cost	$18.3	$15.5	$13.7	$1.5	$2.1	$2.3

Weighted average assumptions:
U.S. plans
Discount rate	5.1%	5.8%	6.0%	5.3%	5.8%	6.0%
Return on plan assets	8.3	8.3	8.5	n/a	n/a	n/a
Salary growth rate	5.0	5.0	5.0	n/a	n/a	n/a
Foreign plans
Discount rate	4.3%	5.0%	4.7%	n/a	n/a	n/a
Return on plan assets	4.4	4.8	4.5	n/a	n/a	n/a
Salary growth rate	3.0	3.1	3.1	n/a	n/a	n/a

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2010 was 8.3 percent and 4.4 percent, respectively, and 8.3 percent and 4.8 percent for 2009, respectively.

The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The weighted average discount rates used to determine the benefit obligation for the U.S. and foreign plans for 2010 were 4.7 percent and 4.3 percent, respectively, and 5.1 percent and 5.0 percent, respectively, for 2009.

The assumed healthcare cost trend rate for 2010 was 7.3 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2017. The healthcare cost trend rate assumption could have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.3	(2.0)

The Company sponsors a number of pension plans in the U.S. and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company’s overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is rebalanced to obtain the target asset mix if the percentages fall outside of the range considered to be acceptable. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. The Company’s plans do not invest directly in its own stock; however, this does not mean investment in insurance company accounts or other commingled or mutual funds, or any index funds may not hold securities of the Company. The investment objectives of each unit are more specifically outlined below.

The Company’s weighted-average asset allocations at December 25, 2010 and December 26, 2009 by asset category were as follows:

	2010		2009
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	64%	30%	63%	31%
Debt securities	36	13	37	14
Real estate	0	1	0	1
Cash and money market investments	0	9	0	9
Guaranteed contracts	0	47	0	45

Total	100%	100%	100%	100%

The fair value of the Company’s pension plan assets at December 25, 2010 by asset category is as follows:

Description of Assets (in millions)		December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$27.8	$0.0	$27.8	$0.0
Foreign plans:
Australia	Investment fund (b)	6.4	0.0	6.4	0.0
Switzerland	Guaranteed insurance contract (c)	30.5	0.0	0.0	30.5
Germany	Guaranteed insurance contract (c)	5.4	0.0	0.0	5.4
Belgium	Mutual fund (d)	19.2	0.0	19.2	0.0
Austria	Euro bond fund (e)	1.1	0.0	1.1	0.0
Korea	Guaranteed insurance contract (c)	4.3	0.0	0.0	4.3
Japan	Common/collective trust (f)	8.4	0.0	8.4	0.0
	Money market fund (f)	6.0	6.0	0.0	0.0
Philippines	Fixed income securities (g)	3.6	3.6	0.0	0.0

Total		$112.7	$9.6	$62.9	$40.2

(a)	The investment strategy of the U.S. pension plan is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The common trusts currently hold 64 percent of its assets in equity securities (33 percent large U.S. stocks, 21 percent small U.S. stocks, and 10 percent international stocks) and 36 percent in fixed income securities. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.
(b)	The strategy of this fund is to achieve a long-term net return of at least 4 percent above inflation based on the Australian consumer price index. The investment strategy is to invest mainly in equities and property, which are expected to earn higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 25, 2010, this fund held investments in Australian equities (37 percent), other equities of listed companies outside of Australia (27 percent), real estate (19 percent), government and corporate bonds (11 percent) and cash (6 percent).
(c)	The strategy of the Company’s plans in Germany, Korea and Switzerland is to seek to ensure the future benefit payments of their participants and manage market risk. This is achieved by funding the pension obligations through guaranteed insurance contracts. The plan assets operate similar to investment contracts whereby the interest rate, as well as the surrender value, is guaranteed. The fair value is determined as the contract value, using a guaranteed rate of return which will increase if the market performance exceeds that return.
(d)	The strategy of the Belgian plan is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. This fund holds equities of large-cap European companies (33 percent), small-cap European companies (22 percent), equities outside of Europe, mainly in the U.S. and emerging markets (12 percent), and the remaining amount in bonds, primarily from European and U.S. governments (33 percent).
(e)	This fund invests in highly-rated euro government bonds. The fair value of the bond fund is determined using quoted market prices of the underlying assets included in the fund.
(f)

The Company’s strategy is to invest approximately 60 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 40 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50 percent equities in Japanese listed securities, 7 percent in equities outside of Japan and 43 percent in cash and other short-term investments. The equity investment has been achieved through a collective trust that at year end 2010 held 59 percent in total funded assets. Of the amount held in the collective trust, 87 percent was invested in Japanese equities, and 13 percent was invested in equities of companies based outside of Japan. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets. At year end 2010, 41 percent of the plan assets were held in a money market fund. The money market fund is a highly liquid investment and is valued using quoted market prices in active markets.

(g)	The investment strategy in the Philippines is to invest in low risk domestic fixed-income earnings securities. Assets include, but are not limited to, Philippine peso denominated treasury bills, treasury bonds, treasury notes and other government securities fully guaranteed by the Philippine government. The amounts held at year end were valued using quoted bid prices on similarly termed government securities.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Beginning balance at December 26, 2009	$35.7
Realized gains	1.8
Purchases, sales and settlements, net	0.8
Impact of exchange rates	1.9

Ending balance at December 25, 2010	$40.2

The Company expects to contribute $18.9 million to its U.S. and foreign pension plans and $3.2 million to its other U.S. postretirement benefit plan in 2011.

The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $8.9 million, $7.8 million and $7.4 million for 2010, 2009 and 2008, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company’s foreign and U.S. plans:

Years	Pension benefits	Postretirement benefits	Subsidy Receipts	Total
2011	15.8	3.6	0.4	19.0
2012	12.5	3.6	0.4	15.7
2013	14.0	3.6	0.4	17.2
2014	33.9	3.6	0.4	37.1
2015	13.5	3.6	0.4	16.7
2016-2020	82.9	16.0	2.0	96.9

Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company expects subsidy receipts of $4.0 million from 2011 through 2020 related to these prescription drug benefits.

Note 15: Incentive Compensation Plans

Incentive Plans. On May 12, 2010, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. The number of shares of the Company’s common stock available for stock-based awards under the plan totaled 4,750,000, plus any remaining shares available for issuance under the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under these plans. The total number of shares available for grant under the 2010 Incentive Plan as of December 25, 2010 was 5,267,393.

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

Under the 2010 Incentive Plan, non-employee directors are obligated to receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director is eligible to receive a stock award in such form, at such time and in such amount as may be determined by the Nominating and Governance Committee of the Board of Directors.

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

	2010	2009	2008
Dividend yield	2.7%	3.5%	2.6%
Expected volatility	40%	39%	35%
Risk-free interest rate	2.0%	2.9%	2.9%
Expected life	8 years	8 years	8 years

Stock option activity for 2010 under all of the Company’s Incentive Plans is summarized in the following table.

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 26, 2009	4,012,277	$24.08	2,779,618	$21.27
Granted	377,100	47.31
Expired/Forfeited	(27,467)	26.18
Exercised	(826,706)	20.28

Balance at December 25, 2010	3,535,204	$27.43	2,591,135	$23.69

The intrinsic value of options exercised during 2010, 2009 and 2008 totaled $22.0 million, $54.9 million and $23.0 million, respectively. The average remaining contractual life on outstanding and exercisable options was 6.1 years and 5.1 years, at the end of 2010. The weighted average estimated grant date fair value of 2010, 2009 and 2008 option grants was $15.71, $12.64 and $5.51 per share, respectively.

In January 2009, the terms of then-outstanding stock options were modified to allow employees to net share settle when exercising their stock options. This modification of the awards had no material impact.

Performance awards, Restricted Stock and Restricted Stock Units

The Company also grants performance awards, restricted stock and restricted stock units to its employees and directors. The Company has time-vested and performance-vested awards which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company’s common stock on the date of grant, and for time-vested awards is recorded straight-line over the required service period. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria over the required service period.

The Company’s performance-vested awards, granted under its performance share plan, provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures and can be up to 150 percent of shares initially granted. Prior to 2009, the Company paid out the awards associated with this program in cash. In November 2008, the Company modified this program, and beginning with the performance period ended in 2009, the awards have been made in the Company’s common stock. This change was accounted for as a modification of the running plans from liability based awards to equity based awards. As a result, the Company reclassified $1.6 million from long-term liabilities to additional paid in capital during the year ended December 27, 2008. The Company will continue to record expense on these awards based on the probability of achieving the performance conditions over the three year performance period; however, the Company will no longer remeasure the fair value of the awards, as had been the case previously, as the per share value of the awards was fixed on the date the awards were modified. The Company paid, in cash to participants, $3.0 million for the plan ending in 2008.

In 2010, as a result of improved performance, the Company increased the estimated number of shares expected to vest by a total of 30,692 shares for the three performance share plans running during 2010.

Performance award, restricted stock and restricted stock unit activity in 2010, under all of the Company’s Incentive Plans, is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Balance at December 26, 2009	1,060,846	$21.22
Granted	184,560	46.59
Performance share adjustments	30,692	37.82
Vested	(251,991)	23.00
Forfeited	(36,368)	25.67

Balance at December 25, 2010	987,739	$25.86

The fair value of performance awards, restricted stock and restricted stock units vested in 2010, 2009 and 2008 was $11.8 million, $4.2 million and $5.5 million, respectively.

Compensation expense associated with performance awards, restricted stock and restricted stock units that settle in stock is equal to the market value of the shares on the date of grant and is recorded pro rata over the requisite service period.

For awards which are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 10,651, 7,969 and 6,850 shares as of December 25, 2010, December 26, 2009 and December 27, 2008, respectively. As of December 25, 2010 and December 26, 2009, these cash settled awards had a fair value of $0.5 million and $0.4 million, respectively.

Compensation expense associated with all employee stock-based compensation was $14.8 million, $13.2 million and $8.5 million in 2010, 2009 and 2008, respectively. The tax benefit associated with this compensation expense was $5.4 million, $4.8 million and $3.1 million in 2010, 2009 and 2008, respectively. As of December 25, 2010, total unrecognized stock based compensation expense related to all unvested stock-based awards was $17.6 million, which is expected to be recognized over a weighted average period of 28 months.

Expense related to earned cash performance awards of $23.6 million, $25.1 million and $22.5 million was included in the Consolidated Statements of Income for 2010, 2009 and 2008, respectively.

Stock from treasury shares was issued during 2009 when stock options were exercised until all such shares were issued, which occurred during the first quarter. Subsequently, the Company began using previously unissued shares and then began repurchasing shares in the third quarter of 2009. Some of these shares were then used to satisfy option exercises. The Company’s Board of Directors, in February 2010, approved a revised program for repurchasing shares with an aggregate cost up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company’s equity incentive plans with the intention of keeping the number of shares outstanding at about 63 million. On January 31, 2011, the Company’s board increased the share repurchase authorization by $250 million to $600 million. The authorization continues to run until February 1, 2015. The Company plans to accelerate its share repurchases to use each year’s proceeds from stock option exercises, along with cash available at the end of the prior year. Repurchases are expected to be made evenly through the year.

During 2010, 2009 and 2008, the Company repurchased 1.3 million, 1.8 million and 0.6 million shares at an aggregate cost of $60.3 million, $77.0 million and $22.7 million, respectively. Since inception of the program in May 2007 and through December 25, 2010, the Company had repurchased 5.1 million shares at an aggregate cost of $201.6 million.

Note 16: Segment Information

The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, products, production process, class of customers and distribution method.

The Company’s reportable segments include the following businesses:

Europe	Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® and Swissgarde®, which are beauty and personal care units in Southern Africa. Asia Pacific includes NaturCare®, a beauty and personal care unit in Japan.
Asia Pacific
North America
Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® and Armand Dupree® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico.
Beauty Other	Beauty and personal care products mainly in Australia under the Nutrimetics® brand. Both kitchen and beauty products in the Philippines and South America under the Fuller®, Nuvo® and Tupperware® brands.

Worldwide sales of beauty and personal care products totaled $666.6 million, $622.6 million and $711.2 million in 2010, 2009 and 2008, respectively.

(In millions)	2010	2009	2008
Net sales:
Tupperware:
Europe	$778.0	$749.6	$769.6
Asia Pacific	460.6	385.0	336.1
North America	324.8	292.3	303.3
Beauty:
North America	406.0	391.6	460.7
Other	331.0	309.0	292.1

Total net sales	$2,300.4	$2,127.5	$2,161.8

Segment profit (loss):
Tupperware:
Europe	$148.8	$143.3	$123.8
Asia Pacific	103.7	78.6	64.7
North America	49.7	38.1	27.7
Beauty:
North America	58.9	52.2	60.5
Other (e)	33.9	19.7	(5.0)

Total profit	395.0	331.9	271.7

Unallocated expenses	(56.8)	(51.9)	(39.8)
Gains on disposal of assets including insurance recoveries, net (a),(c)	0.2	21.9	24.9
Re-engineering and impairment charges (b)	(7.6)	(8.0)	(9.0)
Impairment of goodwill and intangible assets (d)	(4.3)	(28.1)	(9.0)
Interest expense, net	(26.8)	(28.7)	(36.9)

Income before income taxes	$299.7	$237.1	$201.9

(In millions)	2010	2009	2008
Depreciation and amortization:
Tupperware:
Europe	$19.7	$21.1	$23.1
Asia Pacific	8.2	8.4	10.4
North America	8.5	8.1	9.0
Beauty:
North America	6.9	7.0	9.3
Other	4.2	4.9	7.4
Corporate	2.2	2.2	1.4

Total depreciation and amortization	$49.7	$51.7	$60.6

Capital expenditures:
Tupperware:
Europe	$26.1	$16.8	$21.6
Asia Pacific	10.6	6.5	9.7
North America	7.2	4.6	6.5
Beauty:
North America	3.5	3.4	9.4
Other	5.0	6.1	5.3
Corporate	3.7	9.0	1.9

Total capital expenditures	$56.1	$46.4	$54.4

Identifiable assets:
Tupperware:
Europe	$374.7	$382.8	$386.0
Asia Pacific	197.8	189.5	187.7
North America	164.9	156.2	157.4
Beauty:
North America	419.2	405.8	412.0
Other	270.4	258.9	265.3
Corporate	588.8	425.6	381.4

Total identifiable assets	$2,015.8	$1,818.8	$1,789.8

a.	In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. There were no sales under this program in 2010 or 2009. During 2008, pretax gains from these sales were $2.2 million.
b.	The re-engineering and impairment charges line provides for severance and other exit costs. See Note 2 to the Consolidated Financial Statements.
c.	In 2010, the Company recognized a $0.2 million gain on the sale of property at Nutrimetics Australia. The Company recorded a pretax gain of $19.0 million and $22.2 million in 2009 and 2008, respectively, as a result of insurance recoveries from a 2007 fire in South Carolina. Pretax gains of $2.9 million were recognized in 2009 from the sale of property in Australia. In 2008, the Company recognized $1.1 million in gains from insurance recoveries related to flood damage in France and Indonesia and $0.6 million in losses from asset disposals in the Philippines.
d.

Reviews of the value of the intangible assets related to the acquisition of the Sara Lee Direct Selling units acquired in 2005 resulted in the conclusion that the Nutrimetics, NaturCare and Avroy Shlain tradenames were impaired, as was the goodwill associated with the Nutrimetics and South African reporting units. This resulted in non-cash charges of $28.1 million and $9.0 million in 2009 and 2008, respectively. The Nutrimetics goodwill and tradename are included in the Beauty Other segment, the NaturCare tradename is included in the Asia Pacific segment and the Avroy Shlain goodwill and tradename are included in the Tupperware Europe segment. In 2010, the Company recorded an impairment of goodwill and intangible assets associated with the decision to begin selling certain Swissgarde products through the Avroy Shlain business in South Africa and to cease operating the Swissgarde business in other Southern Africa countries. See Note 6 to the Consolidated Financial Statements.

e.	In the third and fourth quarter of 2009, the Company recorded $4.9 million and $3.5 million, respectively, in foreign currency losses associated with the cost to convert cash generated by the business in Venezuela at an exchange rate less favorable than had been used to translate the balance sheet at the time and to translate the Venezuelan balance sheet as of the end of the 2009 fiscal year, for the first time, at the parallel exchange rate rather than the official exchange rate in that country. See Note 1 to the Consolidated Financial Statements under the caption Foreign Currency Translation.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Sales of Tupperware and beauty products to customers in Mexico were $421.0 million, $369.6 million and $429.3 million in 2010, 2009 and 2008, respectively. There was no other foreign country in which sales were material to the Company’s total sales. Sales of Tupperware and beauty products to customers in the United States were $265.4 million, $277.8 million and $295.6 million in 2010, 2009 and 2008, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2010, 2009 and 2008, respectively, long-lived assets in the United States were $77.2 million, $90.7 million and $72.2 million.

As of December 25, 2010 and December 26, 2009, the Company’s net investment in international operations was $832.5 million and $813.6 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company’s operations.

Note 17: Commitments and Contingencies

The Company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues. The Company does not include estimated future legal costs in accruals recorded related to these matters. The Company believes that it is remote that the Company’s contingencies will have a material adverse effect on its financial position, results of operations or cash flow.

Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company’s former parent, and Tupperware, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents. As part of the acquisition of the direct selling businesses of Sara Lee Corporation in December 2005, that company indemnified the Company for any liabilities arising out of any existing litigation at that time and for certain legal matters arising out of circumstances which might relate to periods before or after the date of the acquisition.

On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. As of December 26, 2009, the Company had settled its claim with its insurance companies and it received a total of $18.9 million in proceeds in 2009, bringing the total settlement to $61.5 million to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire. This resulted in $19.0 million and $22.2 million pretax gains related to the fire being recorded in 2009 and 2008, respectively. In 2008, the Company included $19.5 million of these proceeds in operating activities on its Consolidated Statement of Cash flows, as these proceeds related to destroyed inventory and certain fire related costs. The Company included $18.9 million and $6.4 million in proceeds in investing activities for 2009 and 2008, respectively, as they related to property, plant and equipment. The Company netted, in 2009, $8.2 million of proceeds against capital expenditures on the Consolidated Statements of Cash Flows, as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility.

Leases. Rental expense for operating leases totaled $29.6 million in 2010, $29.5 million in 2009 and $31.8 million in 2008. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 25, 2010 were: 2011—$29.2 million; 2012—$20.3 million; 2013—$9.1 million; 2014—$7.2 million; 2015—$5.9 million; and after 2015—$4.2 million. Leases included in the minimum rental commitments for 2011 and 2012 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 18: Quarterly Financial Summary (Unaudited)

Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 25, 2010 and December 26, 2009.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 25, 2010:
Net sales	$557.1	$565.1	$523.2	$655.0
Gross margin	372.9	383.5	346.4	431.4
Net income	47.1	57.9	39.9	80.7
Basic earnings per share	0.75	0.92	0.64	1.29
Diluted earnings per share	0.73	0.90	0.62	1.26
Dividends declared per share	0.25	0.25	0.25	0.30
Composite stock price range:
High	49.51	54.15	44.27	50.46
Low	41.44	36.19	36.12	43.32
Close	47.77	40.09	44.04	48.21

Year ended December 26, 2009:
Net sales	$462.8	$524.7	$514.0	$626.0
Gross margin	302.7	348.8	341.6	415.9
Net income	25.6	33.1	32.3	84.1
Basic earnings per share	0.41	0.53	0.52	1.34
Diluted earnings per share	0.41	0.52	0.50	1.31
Dividends declared per share	0.22	0.22	0.22	0.25
Composite stock price range:
High	24.75	27.63	40.94	50.20
Low	10.91	15.80	25.01	37.49
Close	16.72	26.24	38.74	47.14

Certain items impacting quarterly comparability for 2010 and 2009 were as follows:

•

Pretax re-engineering and impairment costs of $1.6 million, $2.0 million, $0.4 million and $3.6 million were recorded in the first through fourth quarters of 2010, respectively. Pretax re-engineering and impairment costs of $2.7 million, $1.4 million, $2.4 million and $1.5 million were recorded in the first through fourth quarters of 2009, respectively.

•

In the fourth quarter of 2010, the Company recorded a $4.3 million impairment related to certain intangibles and goodwill, associated with a decision by the Company to cease operating its Swissgarde business as an independent entity. In the second quarter of 2009, as a result of interim impairment tests performed, the Company recorded $28.1 million of impairments to goodwill and intangible assets.

•	In the second and fourth quarter of 2009, the Company recorded $10.1 million and $8.9 million, respectively, in insurance gains related to the fire in South Carolina.
•	In the fourth quarter of 2009, the Company recorded a $2.9 million gain from the sale of property in Australia.
•

In the third and fourth quarter of 2009, the Company recorded $4.9 million and $3.5 million, respectively, in foreign currency losses associated with converting cash generated by its Venezuelan business at an exchange rate less favorable than had been recorded in the balance sheet and from translating the year end 2009 Venezuelan balance sheet for the first time at the parallel exchange rate available in that country and not the official exchange rate. See Note 1 to the Consolidated Financial Statements under the caption, Foreign Currency Translation.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and comprehensive income and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Orlando, Florida

February 22, 2011

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company’s internal control over financial reporting as of December 25, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Changes in Internal Controls

There have been no significant changes in the Company’s internal control over financial reporting during the Company’s fourth quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 and is incorporated herein by reference.

The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors during 2010, as set forth by Item 407(c)(3).

The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee including the members of the Committee and the financial expert, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be held on May 11, 2011, and the information in such Proxy Statement relating to executive officers’ and directors’ compensation is incorporated herein by reference.

The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2011 Annual Meeting of Shareholders to be held on May 11, 2011, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2011 Annual Meeting of Shareholders to be held on May 11, 2011 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) List of Financial Statements

The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:

Consolidated Statements of Income, Shareholders’ Equity and Comprehensive Income and Cash Flows—Years ended December 25, 2010, December 26, 2009 and December 27, 2008;

Consolidated Balance Sheets—December 25, 2010 and December 26, 2009;

Notes to the Consolidated Financial Statements; and

Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedule

The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:

Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 25, 2010.

All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission (SEC or the Commission) are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).

*3.2	Amended and Restated By-laws of the Registrant as amended August 28, 2008 (Attached as Exhibit 3.2 to Form 8-K, filed with the Commission on August 28, 2008 and incorporated herein by reference).

*10.1	1996 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.2	Directors’ Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.3	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference)

*10.4	Credit Agreement dated September 28, 2007 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on October 2, 2007 and incorporated herein by reference).

*10.5	Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

Exhibit Number	Description
*10.6	Forms of stock option, restricted stock and restricted stock unit agreements utilized with the Registrant’s officers and directors under certain stock-based incentive plans. (Attached as Exhibit 10.6 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.7	2000 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.7 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.8	Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings amended and restated effective February 17, 2010 (Attached as Exhibit 10.8 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

*10.9	Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

*10.10	2002 Incentive Plan, as amended through January 26, 2009 (Attached as Exhibit 10.10 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.11	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.12	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.13	Tupperware Brands Corporation 2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).

*10.14	Tupperware Brands Corporation 2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).

21	Subsidiaries of Tupperware Brands Corporation as of February 17, 2011.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.

**101	The following financial statements from Tupperware Brands Corporation’s Annual Report on Form 10-K for the year ended December 25, 2010, filed on February 22, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.
**	Furnished, not filed

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE THREE YEARS ENDED DECEMBER 25, 2010

(In millions)

Col. A	Col. B.	Col. C.		Col. D.	Col. E.
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for doubtful accounts, current and long term:
Year ended December 25, 2010	$51.2	$11.1	$0.0	$(8.6) /F1 (1.4) /F2	$52.3
Year ended December 26, 2009	49.2	7.9	0.0	(8.3) /F1 2.4 /F2	51.2
Year ended December 27, 2008	52.8	9.1	0.0	(7.5) /F1 (5.2) /F2	49.2
Valuation allowance for deferred tax assets:
Year ended December 25, 2010	99.0	2.1	0.0	(1.3) /F2	99.8
Year ended December 26, 2009	88.1	2.9	0.0	8.0 /F2	99.0
Year ended December 27, 2008	104.7	2.6	0.0	(19.2) /F2	88.1

Allowance for Inventory Valuation:
Year ended December 25, 2010	34.9	18.7	0.0	(0.6) /F2 (14.5) /F3	38.5
Year ended December 26, 2009	31.6	16.2	0.0	1.2 /F2 (14.1) /F3	34.9
Year ended December 27, 2008	28.9	13.4	0.0	(2.8) /F2 (7.9) /F3	31.6

F1	Represents write-offs, less recoveries.
F2	Foreign currency translation adjustment.
F3	Represents write-offs, less inventory sold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION (Registrant)

By:	/S/ E.V. GOINGS
E.V. Goings Chairman and Chief Executive Officer

February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/S/ E.V. GOINGS E.V. Goings	Chairman and Chief Executive Officer and Director (Principal Executive Officer)

/S/ MICHAEL S. POTESHMAN Michael S. Poteshman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ NICHOLAS K. POUCHER Nicholas K. Poucher	Vice President and Controller (Principal Accounting Officer)

* Catherine A. Bertini	Director

* Rita Bornstein, Ph.D.	Director

* Kriss Cloninger III	Director

* Clifford J. Grum	Director

Joe R. Lee	Director

* Bob Marbut	Director

* Angel R. Martinez	Director

* Antonio Monteiro de Castro	Director

Signature	Title

* Robert J. Murray	Director

* David R. Parker	Director

* Joyce M. Roché	Director

* J. Patrick Spainhour	Director

* M. Anne Szostak	Director

By:	/S/ THOMAS M. ROEHLK
Thomas M. Roehlk Attorney-in-fact

February 22, 2011