Form 10-Q
period 2011-04-02
TUPPERWARE BRANDS CORP
filed 2011-05-10
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 14 weeks ended April 2, 2011
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from               to
Commission file number 1-11657
________________________________________
TUPPERWARE BRANDS CORPORATION
(Exact name of registrant as specified in its charter)
 ________________________________________

Delaware	36-4062333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (407) 826-5050
________________________________________
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of May 5, 2011, 62,406,214 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	14 Weeks Ended	13 Weeks Ended
(Dollars in millions, except per share amounts)	April 2, 2011	March 27, 2010

Net sales	$636.4	$557.1
Cost of products sold	214.9	184.2
Gross margin	421.5	372.9

Delivery, sales and administrative expense	339.4	300.7
Re-engineering and impairment charges	1.4	1.6
Operating income	80.7	70.6

Interest income	0.9	0.4
Interest expense	7.5	7.4
Other expense	0.1	0.6
Income before income taxes	74.0	63.0

Provision for income taxes	18.2	15.9
Net income	$55.8	$47.1

Earnings per share:
Basic	$0.90	$0.75
Diluted	0.88	0.73

Weighted-average shares outstanding:
Basic	62.3	62.5
Diluted	63.5	63.9

Dividends declared per common share	$0.30	$0.25

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	April 2, 2011	December 25, 2010
ASSETS
Cash and cash equivalents	$175.8	$248.7
Accounts receivable, less allowances of $30.8 million in 2011 and $32.4 million in 2010	194.8	181.9
Inventories	305.5	279.1
Deferred income tax benefits, net	78.8	78.5
Non-trade amounts receivable, net	34.9	39.4
Prepaid expenses and other current assets	34.6	21.6
Total current assets	824.4	849.2

Deferred income tax benefits, net	386.6	391.3
Property, plant and equipment, net	265.2	258.0
Long-term receivables, less allowances of $23.1 million in 2011 and $18.8 million in 2010	23.9	22.8
Trademarks and tradenames	175.4	170.2
Other intangible assets, net	9.7	10.2
Goodwill	291.4	284.1
Other assets, net	31.9	30.0
Total assets	$2,008.5	$2,015.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$124.1	$153.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	2.1	1.9
Accrued liabilities	337.4	345.4
Total current liabilities	463.6	500.4

Long-term debt and capital lease obligations	427.7	426.8
Other liabilities	287.0	298.8

Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	114.2	108.0
Retained earnings	990.7	969.2
Treasury stock 1,213,343 and 900,754 shares in 2011 and 2010, respectively, at cost	(63.8)	(41.5)
Accumulated other comprehensive loss	(211.5)	(246.5)
Total shareholders' equity	830.2	789.8
Total liabilities and shareholders' equity	$2,008.5	$2,015.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	14 Weeks Ended	13 Weeks Ended
(In millions)	April 2, 2011	March 27, 2010
Operating Activities:
Net income	$55.8	$47.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	12.8	12.6
Equity compensation	3.6	2.6
Amortization of debt issuance costs	0.2	0.1
Net gains on disposal of assets	(0.1)	(0.1)
Provision for bad debts	2.8	1.6
Write-down of inventories	4.1	4.0
Net change in deferred income taxes	(0.3)	(0.3)
Excess tax benefits from share-based payment arrangements	(6.0)	(0.8)
Changes in assets and liabilities:
Accounts and notes receivable	(7.2)	(14.0)
Inventories	(20.3)	(14.6)
Non-trade amounts receivable	0.2	1.6
Prepaid expenses	(11.6)	(6.7)
Other assets	(0.7)	(1.0)
Accounts payable and accrued liabilities	(40.0)	(12.5)
Income taxes payable	(12.2)	0.9
Other liabilities	(0.3)	0.1
Net cash impact from hedging activity	6.7	(6.1)
Other	(0.2)	(0.1)
Net cash (used in) provided by operating activities	(12.7)	14.4

Investing Activities:
Capital expenditures	(12.1)	(9.7)
Proceeds from disposal of property, plant and equipment	1.0	1.2
Net cash used in investing activities	(11.1)	(8.5)

Financing Activities:
Dividend payments to shareholders	(19.0)	(15.8)
Proceeds from exercise of stock options	10.9	1.9
Repurchase of common stock	(52.0)	(16.5)
Repayment of capital lease obligations	(0.5)	(0.5)
Net change in short-term debt	—	8.5
Excess tax benefits from share-based payment arrangements	6.0	0.8
Net cash used in financing activities	(54.6)	(21.6)
Effect of exchange rate changes on cash and cash equivalents	5.5	(1.6)
Net change in cash and cash equivalents	(72.9)	(17.3)
Cash and cash equivalents at beginning of year	248.7	112.4
Cash and cash equivalents at end of period	$175.8	$95.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2010 audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 2010.
Certain prior year amounts have been reclassified to conform with current year presentation.
These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in the statement of financial position, results of operations and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company's fiscal year ends on the last Saturday of December and, as a result, the 2011 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2010. In addition, the first quarter of 2011 contained 14 weeks as compared with 13 weeks in the first quarter of 2010.
Out-of-Period Amounts: In 2010, the Company identified certain accounting errors in its Consolidated Financial Statements for the first quarter of 2010 and periods prior to 2010. These errors were corrected in the second quarter of 2010. The negative impact on full-year 2010 net income was $6.0 million, and the positive impact on net income in the first quarter of 2010 was $2.8 million. The amounts related to errors identified in the financial reporting at the Company's Russian subsidiary, which resulted in overstatements of sales, including promotional credits that had not been recorded timely, prepaid expenses that should have been reflected in expenses in earlier time periods, inappropriate levels of accruals for certain promotional events and other operating liabilities and insufficient bad debt reserves. The Company determined that the errors were not material to the financial statements in the periods in which they originated or the period in which they were corrected, and, accordingly, a restatement of the financial statements was not necessary.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative (DS&A) expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2011 and 2010 were $37.8 million and $33.0 million, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3:	Promotional Accruals
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates that are necessary are made when known. Total promotional and other sales force compensation expenses included in DS&A expense totaled $111.8 million and $101.4 million for the first quarters of 2011 and 2010, respectively.

Note 4:	Inventories

	April 2, 2011	December 25, 2010
	(in millions)
Finished goods	$191.0	$184.7
Work in process	24.7	20.0
Raw materials and supplies	89.8	74.4
Total inventories	$305.5	$279.1

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company's potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance share units. Performance share awards are included in the diluted per share calculation when the performance criteria are achieved. The Company's potential common stock is excluded from the basic per share calculation and is included in the diluted per share calculation when doing so would not be anti-dilutive.
The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) using the two-class method of computing earnings per share. The Company had 0.2 million in unvested share-based payment awards outstanding in the first quarter of 2010 that were classified as participating securities. The Company had no unvested share-based payment awards outstanding that were classified as participating securities in the first quarter of 2011. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under that method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings, or “undistributed earnings”, are allocated between common stock and participating securities to the extent that each security would share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company's history of paying dividends equally on a per share basis.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	14 Weeks Ended	13 Weeks Ended
	April 2, 2011	March 27, 2010
Net income	$55.8	$47.1
Less dividends declared:
To common shareholders	19.0	15.8
To participating security holders	—	0.1
Total undistributed earnings	$36.8	$31.2

Undistributed earnings to common shareholders	$36.8	$31.1
Undistributed earnings to participating security holders	—	0.1
Net income available to common shareholders for basic and diluted earnings per share	$55.8	$46.9

Weighted-average shares of common stock outstanding	62.3	62.5
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.2	1.4
Weighted-average common and common equivalent shares outstanding	63.5	63.9

Basic earnings per share	$0.90	$0.75

Diluted earnings per share	$0.88	$0.73

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.4	0.5

Note 6:	Comprehensive Income
In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods were as follows (in millions):

	14 Weeks Ended	13 Weeks Ended
	April 2, 2011	March 27, 2010
Net income	$55.8	$47.1
Foreign currency translation adjustments	34.3	2.9
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $0.7 and $(0.5) million for the first quarters of 2011 and 2010, respectively.	0.1	(1.0)
Pension and other post retirement costs, net of tax provision of $0.7 and $0.2 million for the first quarters of 2011 and 2010, respectively.	0.6	1.3
Comprehensive income	$90.8	$50.3

Accumulated other comprehensive loss is comprised of pension liabilities, foreign currency translation adjustments and hedge activity.

Note 7:	Re-engineering Costs
The Company recorded $1.4 million in re-engineering and impairment charges during the first quarter of 2011, primarily related to severance costs incurred to reduce head count in the Company's Argentina, Australia, Japan, Greece and Mexico operations mainly due to to implementing changes in the businesses' management structures.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company recorded $1.6 million in re-engineering and impairment charges during the first quarter of 2010, primarily related to severance costs incurred in its Argentina, BeautiControl, Greece and Mexico operations, also mainly due to implementing changes in the businesses' management structures.
The balance included in accrued liabilities related to re-engineering and impairment charges as of April 2, 2011 and December 25, 2010 were as follows (in millions):

	April 2, 2011	December 25, 2010
Beginning of the year balance	$2.4	$1.5
Provision	1.4	7.6
Cash expenditures:
Severance	(3.4)	(5.5)
Other	—	(1.1)
Non-cash asset impairments	—	(0.1)
End of period balance	$0.4	$2.4

The remaining accrual balance of $0.4 million, as of April 2, 2011, relates primarily to severance payments expected to be made by the end of 2011.

Note 8:	Segment Information
The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
Effective with the first quarter of 2011, the Company has changed its segment reporting to better reflect the geographic distribution of its businesses. Since the acquisition of the direct selling businesses of Sara Lee Corporation in 2005, certain segments aggregated in Beauty Other have changed such that both Tupperware and beauty and personal care products contribute significantly to sales and profit, which has changed the way these businesses have been operated. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in Asia Pacific; the Company's Central America businesses in Tupperware North America; the Nutrimetics businesses in Europe and Asia Pacific (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 has been reclassified to conform to the new presentation.
The Company's reportable segments include the following:

Europe
Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain® and Nutrimetics® units that sell beauty and personal care products. Asia Pacific also sells beauty and personal care products in its NaturCare® and Nutrimetics® units and Fuller Cosmetics® in certain units.

Asia Pacific
Tupperware North America
Beauty North America
Premium cosmetics, skin care and personal care products marketed under the BeautiControl® and Armand Dupree® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico and Central America.

South America	Both houseware and beauty products under the Fuller®, Nuvo® and Tupperware® brands.

Worldwide sales of beauty and personal care products totaled $169.4 million and $149.8 million in the first quarters of 2011 and 2010, respectively.

	14 Weeks Ended	13 Weeks Ended
(In millions)	April 2, 2011	March 27, 2010
Net sales:
Europe	$231.3	$224.4
Asia Pacific	160.1	126.8
Tupperware North America	87.4	77.2
Beauty North America	100.0	93.5
South America	57.6	35.2
Total net sales	$636.4	$557.1

Segment profit:
Europe	$39.7	$46.7
Asia Pacific	28.1	18.7
Tupperware North America	12.2	8.4
Beauty North America	8.2	9.6
South America	8.2	0.9
Total segment profit	96.4	84.3

Unallocated expenses	(14.4)	(12.7)
Re-engineering and impairment charges (a)	(1.4)	(1.6)
Interest expense, net	(6.6)	(7.0)
Income before taxes	$74.0	$63.0

Identifiable assets:	April 2, 2011	Devember 25, 2010
Europe	$426.7	$397.7
Asia Pacific	368.3	350.9
Tupperware North America	179.3	178.7
Beauty North America	417.3	404.5
South America	107.6	95.1
Corporate	509.3	588.9
Total identifiable assets	$2,008.5	$2,015.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company's domestic assets, excluding real estate, and capital stock of its domestic subsidiaries, plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings under the revolving credit facility is a floating LIBOR base rate plus an applicable margin. Although the Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps, as further discussed in Note 10 to the Consolidated Financial Statements. The Credit Agreement, which dictated a contractual spread of 62.5 basis points as of April 2, 2011, combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent on these borrowings. Term loan borrowings outstanding and due in September 2012 under the Credit Agreement totaled $405.0 million as of April 2, 2011 and December 25, 2010. The Company had no borrowings outstanding on its $200 million revolving credit facility as of April 2, 2011 and December 25, 2010.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At April 2, 2011, the Company had $358.2 million of unused lines of credit, including $196.9 million under the committed, secured $200 million revolving line of credit and $161.3 million available under various uncommitted lines around the world, which includes a $50 million line of credit signed in February 2010 where borrowings can be denominated in euros. The Company satisfies most of its short-term financing needs utilizing its committed, secured revolving line of credit.
The Credit Agreement contains customary covenants. While the covenants are restrictive and could limit the Company's ability to borrow, pay dividends, acquire its own stock or make capital investments in its business, based on the Company's current assumptions, these limitations are not expected to occur. The primary financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement. The Company was in compliance with these covenants as of April 2, 2011.

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
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be a component of interest expense. For the first quarters of 2011 and 2010, the forward points on fair value hedges resulted in pretax gains of $1.7 million and $0.9 million, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the first quarters of both 2011 and 2010, forward points on cash flow hedges resulted in a pretax loss of $0.6 million.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive income. For the first quarters of 2011 and 2010, the Company recorded losses associated with these hedges of $6.7 million and $2.2 million, respectively, in other comprehensive income, net of tax. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the first quarters of 2011 and 2010, forward points on net equity hedges resulted in a pretax loss of $2.5 million and $1.8 million, respectively.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. For the quarter ended April 2, 2011, the cash flow impact of these currency hedges was an inflow of $6.8 million.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of April 2, 2011 and December 25, 2010. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	April 2, 2011		December 25, 2010
(in millions)	Buy	Sell	Buy	Sell
U.S. dollar	$128.6		$21.0
New Zealand dollar	5.2		4.4
South Korean won	3.6		12.5
Swiss franc	2.2			$49.6
Indonesian rupiah	2.1		17.5
Malaysian ringgit	2.1			0.3
Euro		$44.8	65.2
Japanese yen		23.2		11.9
Mexican peso		21.2		0.2
Turkish lira		14.9		11.9
Canadian dollar		8.8		9.6
Australian dollar		7.1		5.5
Polish zloty		5.7		5.7
Argentine peso		4.5		7.6
British pound		3.4		3.3
Russian ruble		3.1		1.0
Kazakhstan tenge		3.0		2.6
Croatian kuna		2.7		2.6
Thai baht		2.3		2.2
Norwegian krone		1.7		1.8
Ukraine hryvnia		1.5		1.3
Czech koruna		1.3		1.6
Swedish krona		1.3		1.5
Hungarian forint		1.2		1.9
Danish krone		1.0		—
South African rand		0.4		1.2
Brazilian real		0.2	2.8
Other currencies (net)		1.3		1.9
	$143.8	$154.6	$123.4	$125.2

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures.
The Credit Agreement has a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company receives a floating rate equal to the 3 month U.S. dollar LIBOR and pays a weighted average fixed rate of about 4.8 percent, plus the spread under the Credit Agreement, which was 62.5 basis points as of April 2, 2011.
During 2008, the Company entered into forward interest rate agreements that swapped the Company's LIBOR - based floating obligation into a fixed obligation for $100 million in 2010. The Company paid a weighted average rate of about 1.9 percent plus the spread under the Credit Agreement. This agreement had expired by the end of 2010.
The Credit Agreement, which dictated a contractual spread of 62.5 basis points as of April 2, 2011, combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent on these borrowings. These swap agreements have been designated as cash flow hedges with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $20.2 million ($12.9 million net of tax) and $23.1 million ($14.7 million net of tax) as of April 2, 2011 and December 25, 2010, respectively, which is mainly included as a component of accumulated other comprehensive loss.
The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of April 2, 2011 and December 25, 2010:

	April 2, 2011
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$20.2
Foreign exchange contracts	Non-trade amounts receivable	11.0	Accrued liabilities	20.6
Total derivatives designated as hedging instruments		$11.0		$40.8

	December 25, 2010
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$23.1
Foreign exchange contracts	Non-trade amounts receivable	16.1	Accrued liabilities	17.7
Total derivatives designated as hedging instruments		$16.1		$40.8

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the first quarter ended April 2, 2011:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives	Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$12.3	Other expense	$(12.3)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$2.9	Interest expense	$—	Interest expense	$—
Foreign exchange contracts	(2.5)	Cost of products sold and DS&A	(0.7)	Interest expense	(0.6)

Net equity hedging relationships
Foreign exchange contracts	(10.5)	Other expense	—	Interest expense	(2.5)

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the first quarter ended March 27, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivative	Amount of gain or (loss) recognized in income on derivative	Location of gain or (loss) recognized in income on related hedged item	Amount of gain or (loss) recognized in income on related hedged items
Foreign exchange contracts	Other expense	$(0.3)	Other expense	$0.3

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)	Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships
Interest rate contracts	$(0.1)	Interest expense	$—	Interest expense	$—
Foreign exchange contracts	(1.1)	Cost of products sold and DS&A	—	Interest expense	(0.6)

Net equity hedging relationships
Foreign exchange contracts	(3.5)	Other expense	—	Interest expense	(1.8)

Note 11:	Fair Value Measurements
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
Level 1-Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Level 2-Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3-Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant.
Some fair value measurements, such as those related to foreign currency forward contracts and interest rate swaps, are performed on a recurring basis, while others, such as those related to evaluating goodwill and other intangibles for impairment, are performed on a nonrecurring basis.

Description of Assets (in millions)	April 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$29.5	$29.5	$—	$—
Foreign currency derivative contracts	11.0	—	11.0	—
Total	$40.5	$29.5	$11.0	$—

Description of Liabilities (in millions)
Interest rate swaps	$20.2	$—	$20.2	$—
Foreign currency derivative contracts	20.6	—	20.6	—
Total	$40.8	$—	$40.8	$—

Description of Assets (in millions)	December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$30.2	$30.2	$—	$—
Foreign currency derivative contracts	16.1	—	16.1	—
Total	$46.3	$30.2	$16.1	$—

Description of Liabilities (in millions)
Interest rate swaps	$23.1	$—	$23.1	$—
Foreign currency derivative contracts	17.7	—	17.7	—
Total	$40.8	$—	$40.8	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of April 2, 2011 and December 25, 2010, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value of negative $9.6 million and $1.6 million, respectively, based on third party quotations. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 10 to the Consolidated Financial Statements.
The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party quotes. Changes in fair market value are recorded in other comprehensive income, and any changes resulting from ineffectiveness are recorded in current earnings.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the Company's cash equivalents balances as of April 2, 2011 and December 25, 2010 were $29.5 million and $30.2 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at April 2, 2011 and December 25, 2010. The Company's term loans consist entirely of floating rate debt; however, the Company estimates that, based on current market conditions, the value of that debt was about $400 million compared with the carrying value of $405 million at April 2, 2011. The lower fair value results from the difference in the interest rate spread under the Credit Agreement, which was 62.5 basis points at April 2, 2011, versus the interest spread that the Company believes it would have been able to obtain as of April 2, 2011.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended April 2, 2011 and March 27, 2010 were as follows (in millions):

	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Service cost	$2.5	$2.3	$—	$—
Interest cost	2.5	2.6	0.5	0.5
Expected return on plan assets	(1.6)	(1.6)	—	—
Settlement/Curtailment	1.0	—	—	—
Net amortization	0.9	0.7	(0.1)	(0.1)
Net periodic benefit cost	$5.3	$4.0	$0.4	$0.4

During the first quarter of 2011 and 2010, approximately $1.9 million and $0.6 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. The Company uses current exchange rates to make these reclassifications as they relate to foreign plans. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 13:	Income Taxes
As of April 2, 2011 and December 25, 2010, the Company's gross unrecognized tax benefit was $28.6 million and $27.3 million, respectively. The Company estimates that approximately $23.4 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.3 million and $5.1 million as of April 2, 2011 and December 25, 2010, respectively.
The Company expects to settle one or more foreign audits in the next twelve months that will result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of April 2, 2011, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The effective tax rate for the first quarter of 2011 was 24.6 percent, compared with 25.3 percent for the comparable 2010 period. The 2011 rate was slightly lower due to a shift in the mix of income towards jurisdictions with lower statutory tax rates. The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates. As a result of tax law changes in Mexico, a tax election was made during the quarter that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred discrete tax costs of $16.8 million during the quarter due to the Company's decision to repatriate earnings that were previously determined to be indefinitely reinvested with respect to Australia and certain other foreign units to take advantage of historically favorable exchange rates.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares to satisfy minimum statutorily required withholding taxes. In the first quarters of 2011 and 2010, 29,550 and 33,012 shares, respectively, were retained to fund withholding taxes, with values totaling $1.6 million and $1.5 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.

Note 15:	Stock Based Compensation
The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units and performance share awards granted to directors and employees. Compensation expense for share-based awards is recorded straight line over the required service period, based on the fair value of the award.
Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. No stock options were granted in the first quarters of 2011 or 2010. Compensation expense associated with all outstanding stock option awards was $0.5 million and $0.6 million in the first quarters of 2011 and 2010, respectively.
Stock option activity for 2011, under all of the Company's incentive plans, is summarized in the following table:

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 25, 2010	3,535,204	$27.43	2,591,135	$23.69
Granted	—	—
Expired / Forfeited	—	—
Exercised	(514,152)	21.33
Balance at April 2, 2011	3,021,052	$28.47	2,119,534	$24.18

The intrinsic value of options exercised during the first quarters of 2011 and 2010 totaled $16.7 million and $2.3 million, respectively.
Performance Awards, Restricted Stock and Restricted Stock Units
The Company also grants performance awards, restricted stock and restricted stock units to its employees and directors. The Company has time-vested and performance-vested awards, which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded straight-line over the required service period. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria over the required service period.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company's performance-vested awards, granted under its performance share plan, provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three year performance period. The program is based upon a pre-defined number of performance share units, depending on achievement under the performance measures, and can be up to 150 percent of shares initially granted. The Company granted performance-vested awards totaling 73,975 and 61,400 shares under its performance share plan in the first quarters of 2011 and 2010, respectively. The Company also granted 101,000 and 6,255 shares of time-vested restricted stock in the first quarters of 2011 and 2010, respectively, with weighted average fair values of $56.67 and $42.54 per share that vest over a period of approximately 3.0 and 2.6 years from the date of grant. For the first quarters of 2011 and 2010, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $3.1 million and $2.0 million, respectively.
Performance award, restricted stock and restricted stock unit activity in the first quarter of 2011, under all of the Company's incentive plans, is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Balance at December 25, 2010	987,739	$25.86
Granted	174,975	55.86
Performance share adjustments	35,208	53.25
Vested	(189,120)	20.08
Forfeited	(3,836)	34.57
Balance at April 2, 2011	1,004,966	$33.10

The fair value of performance awards, restricted stock and restricted stock units vested in the first quarters of 2011 and 2010 was $9.6 million and $5.0 million, respectively. As of April 2, 2011, total unrecognized stock based compensation expense related to all stock based awards was $26.2 million, which is expected to be recognized over a weighted average period of 29 months. The average remaining contractual life on outstanding and exercisable stock options was 6.3 years and 5.3 years, respectively.

Note 16:	Allowance for Long-Term Receivables
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due. As of April 2, 2011, $9.8 million of long-term receivables from active distributors were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

The balance of the allowance for long-term receivables as of April 2, 2011 was as follows (in millions):

April 2, 2011
Beginning of the year balance	$18.8
Write-offs	(0.7)
Recoveries	(0.2)
Provision (a)	4.2
Currency translation adjustment	1.0
End of period balance	$23.1
(a) Provision includes $1.6 million of reclassifications from current receivables.

Note 17:	New Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that requires new disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. Existing disclosures have been amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables. The new disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010 and did not have a material impact on the Company's note disclosures. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and did not have a material impact on the Company's note disclosures. In January 2011, the FASB issued an amendment to defer the effective date of disclosures about troubled debt restructuring to interim and annual periods ending after June 15, 2011. The Company does not expect the guidance on troubled debt restructuring will impact the note disclosures included in its Consolidated Financial Statements.
In December 2010, the FASB issued an amendment to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Prior to this amendment, continuation to Step 2 was not required if the carrying amount of the reporting unit exceeded the fair value. However, in cases where the carrying amount was zero or negative, the fair value most likely was greater. This amendment requires that the evaluation must still continue to Step 2, given a fair value greater than the carrying amount, if it is more likely than not that a goodwill impairment exists. This amendment is effective for interim and annual periods beginning after December 15, 2010 and did not have an impact on the Company's Consolidated Financial Statements.
Also in December 2010, the FASB issued an amendment regarding the disclosure of supplementary pro forma information for business combinations. The amendment clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented as of the beginning of the comparable prior annual reporting period only. The amendment also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This amendment is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. At this time, the Company does not have any situations to which this would apply.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 14 weeks ended April 2, 2011 compared with the 13 weeks ended March 27, 2010 and changes in financial condition during the 14 weeks ended April 2, 2011. The Company's fiscal year ends on the last Saturday of December and as a result the 2011 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2010. In addition, the first quarter of 2011 contained 14 weeks as compared with 13 weeks in the first quarter of 2010.
The Company's primary means of distributing its product is through independent sales organizations and individuals, which in many cases are also its customers. The majority of the Company's products are, in turn, sold to end customers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company's primary business drivers are the size, activity and productivity of its independent sales organizations.
Overview

	14 Weeks ended	13 Weeks ended	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact
Dollars in millions, except per share amounts	April 2, 2011	March 27, 2010
Net sales	$636.4	$557.1	14%	10%	$19.5
Gross margin as percent of sales	66.2%	66.9%	(0.7)pp	na	na
DS&A as percent of sales	53.3%	54.0%	(0.7)pp	na	na
Operating income	$80.7	$70.6	14%	9%	$3.2
Net income	55.8	47.1	18	13	2.3
Net income per diluted share	0.88	0.73	21	14	0.04
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Effective with the first quarter of 2011, the Company has changed its segment reporting to reflect the geographic distribution of its businesses. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in the Asia Pacific segment; the Company's Central America businesses in the Tupperware North America segment; the Nutrimetics businesses in the Europe and Asia Pacific segments (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 has been reclassified to conform with the new presentation.
Total local currency net sales increased 10 percent in the first quarter of 2011 compared with the same period of 2010. This increase included, under the Company's fiscal year, a positive 6 to 7 percent impact from an extra week in the first quarter of the current year. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with a 16 percent increase in local currency sales. The Company's units that operate in established economy markets, as a group, grew 4 percent in local currency sales compared to 2010. The Company defines its established markets as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. Among the emerging market units, the main increases were in Brazil, Fuller Mexico, India, Indonesia, Malaysia/Singapore, the Philippines, Turkey, and Venezuela. These increases were partially offset by a significant decrease in Russia. Among the established market businesses, Tupperware United States and Canada as well as Tupperware France showed significant increases, while Tupperware Australia and Greece were the units with more significant decreases in the quarter. On a local currency basis, operating income and net income increased in the first quarter of 2011, compared with the same period in 2010. The increase in operating and net income reflected improvements in the Company's Asia Pacific, South America, and Tupperware North America segments, net of decreases in profit in the Europe and the Beauty North America segments.
The Company's net working capital position increased in the first quarter of 2011 by $12 million, primarily due to an increase in accounts receivable and in inventory, offset by a reduction in cash in light of amounts used in investing and financing activities. The Company closed the first quarter of 2011 with a net debt to capital ratio of 23 percent compared with 19 percent at the end of 2010, reflecting $52 million in stock repurchases during the period. Net debt obligations are defined as total debt less cash and cash equivalents, and capital is defined as net debt obligations plus shareholders' equity. Net cash flow from operating activities was an outflow of $12.7 million for the first quarter of 2011 compared with an inflow of $14.4 million for the same period of 2010. The unfavorable comparison was primarily the result of the timing of payments around the end of 2010 and 2009, which resulted in a greater outflow in the first quarter of 2011.

Net Sales
Local currency sales in the first quarter of 2011 were 10 percent higher compared with the same period of 2010. The increase included a 6 to 7 percent benefit of having one more week in this year's quarter than in 2010. The improvement was mainly in the Company's emerging markets, which accounted for 57 percent and 54 percent of the Company's sales for the first quarters of 2011 and 2010, respectively. Total sales for the emerging markets increased $63.0 million, or 21 percent, in the first quarter of 2011, compared with the same period of 2010, which included a positive $13.5 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 16 percent. The substantial increase in local currency sales in the Company's emerging markets was primarily in Brazil, Fuller Mexico, India, Indonesia, Malaysia,/Singapore, the Philippines, Turkey, and Venezuela. The core businesses in all of these units performed well in most cases through increases in the total and active sales forces, along with continued implementation of the Company's direct selling strategies. There was a partial offset from less business-to-business sales in Tupperware Mexico and China. Russia was the only unit which had a significant decline compared with last year, mainly due to a smaller and less active sales force. Total sales for the established markets increased $16.3 million, or 6 percent, in the first quarter of 2011, compared with the same period of 2010, which included a positive $6.0 million impact from foreign currency exchange rate changes. Among these units, there were increases in local currency sales in France with more parties held by a larger sales force, and Tupperware United States and Canada, reflecting a focus on recruiting, sales force development and the benefit of a promotional shift due to the extra week in the fiscal period.
In the first quarter of 2011, the Company's sales were lower by $7 million in local currency from business-to-business sales, primarily in Tupperware Mexico and China. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period is not necessarily indicative of future trends.
A more detailed discussion of the sales results for the Company's reporting segments is included in the segment results section following.
As discussed in Note 3 to the Consolidated Financial Statements, the Company includes promotional costs in delivery, sales and administrative expense. As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of revenue.
 Re-engineering and Impairment Expenses
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $1.4 million in re-engineering and impairment charges during the first quarter of 2011, primarily related to severance costs incurred to reduce head count in the Company's Argentina, Australia, Japan, Greece, and Mexico operations mainly due to to implementing changes in the business' management structures.
The Company recorded $1.6 million in re-engineering and impairment charges during the first quarter of 2010, primarily related to severance costs incurred in its Argentina, BeautiControl, Greece and Mexico operations, also mainly due to implementing changes in the businesses' management structures.
In the second quarter of 2011, the Company expects to incur approximately $2.0 million of such costs mainly related to headcount reductions in several of its operations.
Gross Margin
Gross margin as a percentage of sales was 66.2 percent and 66.9 percent in the first quarters of 2011 and 2010, respectively. The decrease of 0.7 percentage points was primarily a result of increased resin costs and the sales mix of products sold, with a partial offset from the leverage on fixed costs associated with greater volume.
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense (DS&A). As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A decreased as a percentage of sales to 53.3 percent for the first quarter of 2011, compared with 54.0 percent in 2010. The decrease in the quarter was mainly due to more efficient promotional spending and the leveraging of higher sales volume due to the fixed nature of certain costs included in this caption. Partially offsetting these improvements was higher spending on marketing as the Company continued to concentrate its efforts on growing its sales forces and building brand recognition in certain markets.
Specific segment impacts are discussed in the segment results section.

Net Interest Expense
Net interest expense was $6.6 million for the first quarter of 2011, compared with $7.0 million for the same period of 2010. The decrease was mainly due to increased interest income resulting from higher cash balances compared with the prior period.
Tax Rate
The effective tax rate for the first quarter of 2011 was 24.6 percent, compared with 25.3 percent for the comparable 2010 period. The 2011 rate was slightly lower due to a shift in the mix of income towards jurisdictions with lower statutory tax rates. The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates. As a result of tax law changes in Mexico, a tax election was made during the quarter that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred discrete tax costs of $16.8 million during the quarter due to the Company's decision to repatriate earnings that were previously determined to be indefinitely reinvested with respect to Australia and certain other foreign units to take advantage of historically favorable exchange rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in the tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the first quarter of 2011 increased by 18 percent compared to the same period of 2010, partly resulting from the positive impact of stronger foreign currencies. Excluding the impact of these currencies, net income increased 13 percent in the first quarter compared with last year. The local currency increase in net income was mainly due to strong sales growth in the Asia Pacific and South America segments, reflecting the contribution margin on higher sales, better leveraging of the fixed costs within the value chain, and more efficient promotional spending. Included in the South America amount is the benefit of a stronger exchange rate than 2010 in Venezuela, which is also accounted for as hyperinflationary. Partially offsetting these increases were profit declines in Beauty North America due to increased investments in growing and developing the sales force at BeautiControl, and reduced sales in Russia reflecting a continued softness in consumer spending, as well as lower sales force activity and size, along with higher costs as a percentage of sales in that unit.
International operations in the first quarter generated 90 percent and 89 percent of sales, respectively, in 2011 and 2010 and accounted for 100 percent and 95 percent of net segment profit.
In the first quarter of both 2011 and 2010, the Company generated 27 percent of its sales from beauty products.
Segment Results
Europe

dollars in millions	2011	2010	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
						2011	2010
First Quarter
Net sales	$231.3	$224.4	3%	1%	$3.5	36	40
Segment profit	39.7	46.7	(15)	(17)	1.0	41	55

Segment profit as percentage of sales	17.2%	20.8%	(3.6)pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points

The local currency sales for this segment increased 1 percent compared with the first quarter of 2010. The local currency growth in the segment reflected modest growth in the Company's established markets, partially offset by a decline in the emerging markets. Emerging markets accounted for 35 percent of reported net sales in this segment for the first quarter of 2011, compared with 37 percent in the first quarter of 2010. The overall decline in the emerging markets' local currency sales came from Russia, reflecting a continued softness in consumer spending, as well as a lower sales force size and activity. Partially offsetting the decline in Russia was a substantial increase in Turkey and growth in South Africa due to continued growth in the total sales forces, achieved through successful recruiting and training in direct selling fundamentals.
The increase in the established markets was driven by Belgium, France and Italy reflecting more productive sales forces in these markets. These improvements were partially offset by a decrease in Greece due to lower consumer spending and sales force activity in light of the difficult economic environment.
The segment ended the first quarter of 2011 with a 7 percent higher sales force compared with the same period of 2010.
Segment profit decreased $7.0 million, or 15 percent during the first quarter of 2011 compared with the same period of 2010, and excluding the impact of foreign currency, segment profit was 17 percent lower than 2010. The decrease in segment profit reflected the decline in sales and profit in Russia, including the overstatement of profit in the first quarter of 2010 that was corrected in the second quarter.
The euro and South African rand were the main currencies that impacted the year-over-year comparison.
Asia Pacific

dollars in millions	2011	2010	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
						2011	2010
First Quarter
Net sales	$160.1	$126.8	26%	18%	$8.8	25	23
Segment profit	28.1	18.7	50	41	1.2	29	22

Segment profit as percentage of sales	17.6%	14.7%	2.9pp	na	na	na	na
__________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Asia Pacific had significant growth in local currency sales, which came from the emerging markets in the segment. Emerging markets accounted for $115.1 million and $88.7 million, or 72 and 65 percent, of the reported sales in the segment for the first quarters of 2011 and 2010, respectively. Versus 2010, the emerging market sales were positively impacted by $4.5 million due to changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 30 percent in these markets. All of the emerging markets increased by a double-digit percentage over 2010 in local currency except for China, with the most significant contributions to the overall increase being in India, Indonesia, Malaysia/Singapore, and the Philippines. The sales growth in these markets was the result of larger, more productive sales forces, reflecting strong recruiting and retention, the impact of brand building activities, successful promotional activities and attractive consumer offers. China was up by 9 percent in local currency sales, but this reflected a negative 18 percentage point impact on the year over year comparison from lower business to business sales. China ended the quarter with almost 3,200 outlets, a new record and 10 percent more than at the end of the first quarter of 2010.
The improvements achieved in the emerging market businesses were partially offset by a decline in local currency sales in the established markets of Tupperware Australia and Tupperware Japan, resulting from smaller active sales forces and low consumer confidence. As it relates to the recent earthquake in Japan, and its follow on effects, there was no significant impact on the segment's first quarter sales or profit. Sales in Japan at the beginning of the second quarter have been on a softer trend line.
Total segment profit increased significantly in the first quarter of 2011 compared with the same period of 2010. Excluding the impact of foreign currencies, segment profit increased 41 percent compared to the same period last year. The increase was mainly from improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending.

The Australian dollar, Indonesian rupiah and Malaysian ringgit were the main currencies that led to the positive foreign currency impact on the 2011 sales and profit comparison with 2010.
Tupperware North America

dollars in millions	2011	2010	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
						2011	2010
First Quarter
Net sales	$87.4	$77.2	13%	10%	$2.4	14	14
Segment profit	12.2	8.4	45	37	0.5	13	10

Segment profit as percentage of sales	14.0%	10.9%	3.1pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Local currency sales increased 10 percent in the first quarter of 2011, compared with the same period of 2010. The improvement in this segment was mainly in Tupperware United States and Canada, which showed a significant increase in the first quarter of 2011 compared with the same period of 2010, mainly due to a focus and investment in sales force recruiting, development and activity, along with the benefit of a promotional shift due to the extra week in the fiscal period. Tupperware Mexico improved only slightly reflecting high teen growth in its core business from a larger and more productive sales force and also the benefit of a promotional shift, partially offset by less business-to-business sales.
Segment profit increased $3.8 million in the first quarter of 2011 compared with the same period last year. The improvement was driven by the higher sales volume, along with higher gross margin on the increased core sales in Mexico versus the business to business sales in 2010, and leverage on fixed costs in DS&A expense.
Beauty North America

dollars in millions	2011	2010	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
						2011	2010
First Quarter
Net sales	$100.0	$93.5	7%	3%	$3.8	16	17
Segment profit	8.2	9.6	(15)	(19)	0.6	9	12

Segment profit as percentage of sales	8.2%	10.3%	(2.1)pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Local currency sales for the segment increased 3 percent in the first quarter of 2011 compared with 2010, reflecting modest growth at Fuller Mexico, partially offset by a decrease by BeautiControl. The decrease in BeautiControl was due to a smaller and less productive sales force that offset the benefit of the extra week. At the end of the first quarter of 2011, the total sales force size was 1 percent lower in this segment than at the end of the first quarter of 2010.

Segment profit was $1.4 million lower in the first quarter of 2011 compared to the first quarter of 2010 on a reported basis. Excluding the positive impact from a stronger Mexican peso, segment profit decreased 19 percent compared with last year. The local currency profit decrease reflected ongoing investments in BeautiControl to grow and develop its active sales force and to generate sales.
South America

dollars in millions	2011	2010	Change	Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
						2011	2010
First Quarter
Net sales	$57.6	$35.2	64%	59%	$1.0	9	6
Segment profit	8.2	0.9	+	+	0.2	8	1

Segment profit as percentage of sales	14.2%	2.6%	11.6pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
+	increase is greater than 100%
Local currency sales for this segment increased 59 percent in the first quarter of 2011. The increase was mainly from Tupperware Brazil, along with Venezuela. The increase in Brazil reflected strong recruiting, sales force activation and productivity. In Venezuela, the increase was due to higher activity, better average pricing, partially due to inflation, and the impact of a stronger exchange rate.
Segment profit increased in the first quarter of 2011 compared with last year, due to a strong contribution margin from higher sales and the stronger exchange rate in Venezuela.
The Company began translating Venezuelan sales and profit results at the "parallel rate" as of the beginning of 2010. In May 2010, the Venezuelan government closed the use of the parallel rate, and consequently, this rate was no longer available and could not be used to translate the results from Venezuela. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a new “banded” exchange rate. As the Company believed this would be the primary rate at which it would settle its non-bolivar denominated liabilities and repatriate dividends, it began translating its bolivar denominated transactions and balances at this rate beginning in June 2010.
As of the beginning of 2010, Venezuela was determined to be hyper-inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the value of the Venezuelan bolivar versus the U.S dollar on earnings in the first quarter of 2011 compared to the first quarter of 2010 was not significant, other than for translation. As of the end of the first quarter of 2011, the company had $8 million in net monetary assets denominated in Venezuelan bolivars, which would be directly impacted by any change in the exchange rate, including $12 million in cash and cash equivalents. If the exchange rate in Venezuela were to change to the rate used in May 2010, before the government closed the use of the parallel rate, the impact on the $8 million bolivar net asset position would be an immediate expense of about $3 million. Further, the Company's earnings from Venezuela for the remainder of 2011 would be approximately $4 million lower than under the exchange rate used in the first quarter of 2011.
Financial Condition
Liquidity and Capital Resources Net working capital increased by $12.0 million as of the end of the first quarter of 2011, compared with the end of 2010, to $360.8 million. Other than an increase due to foreign exchange rates of $11.6 million, the increase in working capital was primarily due to an increase in accounts receivable as the Company's sales volume near the end of March was higher than compared with December 2010, as well as an increase in inventory to support the sales volume expected in the second quarter. This was partially offset by $72.9 million less cash associated with capital expenditures, stock repurchases of $52 million and dividend payments of $19 million.

On September 28, 2007, the Company entered into an $800 million five-year senior secured credit agreement (“Credit Agreement”) consisting of a $200 million revolving credit facility and $600 million in term loans. The debt under the Credit Agreement is secured by substantially all of the Company's domestic assets, excluding real estate, and capital stock of its domestic subsidiaries, plus a 66 percent stock pledge of its significant foreign subsidiaries. The interest rate charged on outstanding borrowings under the revolving credit facility is a floating LIBOR base rate plus an applicable margin. Although the Credit Agreement is a floating rate debt instrument, the Company is required to maintain at least 40 percent of total outstanding debt at fixed rates, which is achieved through the use of interest rate swaps, as further discussed in Note 10 to the Consolidated Financial Statements. The Credit Agreement, which dictated a contractual spread of 62.5 basis points as of April 2, 2011, combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent on these borrowings. Term loan borrowings outstanding under the Credit Agreement totaled $405 million as of April 2, 2011 and December 25, 2010. The Company had no borrowings outstanding on its $200 million revolving credit facility as of April 2, 2011 or December 25, 2010.
The Credit Agreement contains customary covenants. The financial covenants are a fixed charge coverage ratio, a leverage ratio and an adjusted net worth requirement, as defined in the agreement. The covenant restrictions include adjusted covenant earnings and net worth measures. As of April 2, 2011, and currently, the Company has considerable leeway under its financial covenants and expects to maintain compliance with its debt covenants through 2011; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its 2011 first quarter end cash and cash equivalents balance of $175.8 million, cash flows from operating activities, and access to its $200 million committed revolving credit facility. As of April 2, 2011, the Company had $196.9 million available under this committed revolving line of credit and $161.3 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
The Company's most significant exchange rate exposures are to the euro and the Mexican peso. In addition to the United States the other countries in which the Company generated at least $50 million of sales in 2010 included: Australia, Brazil, China, France, Germany, Indonesia, Japan, Malaysia/Singapore, Mexico, the Philippines, Russia, South Africa and the United States. A significant downturn in the Company's business in these markets would adversely impact the Company's ability to generate operating cash flows.
The net debt obligations-to-capital ratio at the end of the first quarter of 2011 was 23 percent and at the end of 2010 was 19 percent. The ratio at the end of the first quarter of 2010 was 34 percent. Net debt obligations are defined as total debt less cash and cash equivalents, and capital is defined as net debt obligations plus shareholders' equity. The increase in the ratio compared with the end of 2010 was due to lower cash on hand after stock repurchases and dividend payments. The improvement in the 2011 net debt obligations-to-capital ratio compared with the first quarter of 2010 reflects higher level of cash and higher equity due to favorable operating results over the year, offset by stock repurchases and dividend payments.
Operating Activities Net cash used in operating activities for the first quarter of 2011 was $12.7 million, compared with a $14.4 million inflow for the same period of 2010. The decrease in operating cash flow in 2011 primarily reflected the impact of having a higher accounts payable and accrued liabilities balance at the end of 2010 than the end of 2009 with a partial offset from an inflow from hedging activity in 2011 versus an outflow in 2010.
Investing Activities During the first quarter of 2011 and 2010, the Company spent $12.1 million and $9.7 million, respectively, for capital expenditures. In both periods, the capital expenditures mainly related to molds for new products, primarily in Europe. In addition to the molds in 2011, the Company spent capital on increasing plant capacity at Tupperware South Africa and Brazil.
Financing Activities Dividends paid to shareholders were $19.0 million and $15.8 million in the first quarters of 2011 and 2010, respectively. The higher 2011 amount was mainly due to an increase in the quarterly dividend per share from $0.25 per share in 2010 to $0.30 in 2011, partially offset by a reduction in shares outstanding. Proceeds received from the exercise of stock options were $10.9 million and $1.9 million for the first quarter of 2011 and 2010 respectively. The Company made net payments on borrowings of $0.5 million in the first quarter of 2011. The Company had net proceeds from borrowings of $8 million in the first quarter of 2010.

The Company's Board of Directors increased its existing share repurchase authorization in February 2010 to allow repurchases with an aggregate cost of up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company's equity incentive plans, with the intention of keeping the number of shares outstanding at about 63 million. In January 2011, the Company's board further increased the share repurchase authorization by $250 million to $600 million. The Company's current approach to share repurchases is to use each year's proceeds from stock option exercises, along with cash available at the end of the prior year. It currently considers available cash to be the amount in excess of $90 million. In the first quarters of 2011 and 2010, the Company repurchased 0.9 million and 0.3 million shares at an aggregate cost of $50.4 million and $15.0 million, respectively. Since inception of the program in May 2007 and through April 2, 2011, the Company has repurchased 6.0 million shares at an aggregate cost of $252.0 million.
Under the Company's stock incentive programs, employees are allowed to use shares to pay withholding taxes up to the minimum statutory amount. For the first quarters of 2011 and 2010, this totaled $1.6 million and $1.5 million, respectively, which is included as stock repurchases in the Consolidated Statement of Cash Flows.
New Pronouncements
Refer to Note 17 to the Consolidated Financial Statements for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
One of the Company's market risks is its exposure to the impact of interest rate changes. The Company has elected to manage this risk through the maturity structure of its borrowings, interest rate swaps, and the currencies in which it borrows. The Company has previously set a target, over time, of having approximately half of its borrowings with fixed rates based either on the stated terms or through the use of interest rate swap agreements. The Company's borrowings under its current credit agreement carry a variable interest rate, but the agreement requires the Company to maintain a fixed interest rate on at least 40 percent of total debt during the term of the agreement. Consequently, when the credit agreement was initiated in September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company will receive a floating rate equal to the 3 month U.S. dollar LIBOR and pay a weighted average fixed rate of about 4.8 percent, plus the spread under the Credit Agreement which was 62.5 basis points as of April 2, 2011.
These interest rate swaps effectively fix the interest rate on $325 million of the Company's $405 million of outstanding term loans. The Company pays a variable rate on the remaining $80 million of term loans and any outstanding revolver borrowings. As of the end of the first quarter of 2011, that rate was 0.9% and consequently, if short-term interest rates varied by 10 percent with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
A significant portion of the Company's sales and profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.
Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of the Company's international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant exposures are to the euro and Mexican peso.
Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecasted purchases. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarters ended April 2, 2011 and March 27, 2010, the cash flow impact of these currency hedges was an inflow of $6.7 million and an outflow of $6.1 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of April 2, 2011 were to sell euro $44.8 million; Japanese yen $23.2 million; Mexican peso $21.2 million and Turkish lira $14.9 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of April 2, 2011, the Company was in a net payable position of approximately $9.6 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company's hedging activities for foreign currency in Note 10 to the Consolidated Financial Statements.
The Company is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the determination of fair value for the Company's foreign currency forward exchange contracts and interest rate swaps. The Company continues to closely monitor its counterparties and will take action, as appropriate and possible, to further manage its counterparty credit risk.
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2011 cost of sales will include about $160 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil. The remaining one-fourth of its resins is more highly engineered, where the price of oil plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $16 million compared with the prior year. For the first quarter of 2011, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $3 million in local currency due to resin cost changes as compared with 2010. For the full year of 2011, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $15 million, on a local currency basis, due to resin cost changes as compared with 2010. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company's program to sell land held for development is exposed to the risks inherent in the real estate development process. Included among these risks are the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company's land sale program has been negatively impacted by the drivers and ramifications of the credit crisis and real estate market conditions in the United States, which have delayed the completion of this program.
Forward-Looking Statements
Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company's independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate) as well as cosmetics and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company's business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•
changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products and the cost of delivering products to customers;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from changes in operating results, working capital management, debt payments, share repurchases and hedge settlements;

•
the impact of substantial currency fluctuations on the value of foreign operations, the results of those operations and the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, land development;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•	the ability to attract and retain certain executive officers and key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company's credit arrangements;

•	integration of non-traditional product lines into Company operations;

•	the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments;

•	the impact of changes in tax or other laws;

•	the Company's access to financing; and

•
other risks discussed in Item 1A, Risk Factors, of the Company's 2010 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company's other filings with the United States Securities and Exchange Commission.

The Company does not intend to update forward-looking information other than in its quarterly earnings releases unless it expects diluted earnings per share for the current quarter, excluding adjustment items and the impact of changes in foreign exchange rates, to be significantly below its previous guidance.
Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, it should not be assumed that the Company agrees with any statement or report issued by any analyst irrespective of the content of the confirming financial forecasts or projections issued by others.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective.
Changes in Internal Controls
There have been no significant changes in the Company's internal control over financial reporting during the Company's first quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
12/26/10 - 1/29/11	—	$—	—	$398,422,769
1/30/11 - 2/26/11	538,000	54.18	538,000	369,272,432
2/27/11 - 4/2/11	379,331	56.09	379,331	347,995,278
	917,331	$54.97	917,331	$347,995,278
_________________________

(a)
The Company's Board of Directors approved, in February 2010, a program for repurchasing shares with an aggregate cost up to $350 million until February 1, 2015. In January 2011, the Company's board increased the share repurchase authorization by $250 million to $600 million. The authorization continues to run until February 1, 2015.

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

101*
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended April 2, 2011, filed on May 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

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
May 10, 2011