Form 10-Q
period 2011-07-02
TUPPERWARE BRANDS CORP
filed 2011-08-09
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended July 2, 2011
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
As of August 5, 2011, 60,609,729 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income	3
	13 weeks ended July 2, 2011 and June 26, 2010
	27 weeks ended July 2, 2011 and 26 weeks ended June 26, 2010

	Consolidated Balance Sheets July 2, 2011 and December 25, 2010	5

	Consolidated Statements of Cash Flows 27 weeks ended July 2, 2011 and 26 weeks ended June 26, 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	37

Signatures		38

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 Weeks Ended	13 Weeks Ended
(Dollars in millions, except per share amounts)	July 2, 2011	June 26, 2010

Net sales	$669.9	$565.1
Cost of products sold	219.6	181.6
Gross margin	450.3	383.5

Delivery, sales and administrative expense	344.2	301.4
Re-engineering and impairment charges	1.1	2.0
Gains on disposal of assets	0.7	—
Operating income	105.7	80.1

Interest income	0.8	0.7
Interest expense	25.6	7.1
Other income	0.2	—
Income before income taxes	81.1	73.7

Provision for income taxes	16.0	15.8
Net income	$65.1	$57.9

Earnings per share:
Basic	$1.05	$0.92
Diluted	1.03	0.90

Weighted-average shares outstanding:
Basic	61.7	62.6
Diluted	63.1	63.9

Dividends declared per common share	$0.30	$0.25

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	27 Weeks Ended	26 Weeks Ended
(Dollars in millions, except per share amounts)	July 2, 2011	June 26, 2010

Net sales	$1,306.3	$1,122.2
Cost of products sold	434.5	365.8
Gross margin	871.8	756.4

Delivery, sales and administrative expense	683.6	602.1
Re-engineering and impairment charges	2.5	3.6
Gains on disposal of assets	0.7	—
Operating income	186.4	150.7

Interest income	1.7	1.1
Interest expense	33.1	14.5
Other (income) expense	(0.1)	0.6
Income before income taxes	155.1	136.7

Provision for income taxes	34.2	31.7
Net income	$120.9	$105.0

Earnings per share:
Basic	$1.95	$1.67
Diluted	1.91	1.64

Weighted-average shares outstanding:
Basic	62.0	62.5
Diluted	63.3	63.9

Dividends declared per common share	$0.60	$0.50

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	July 2, 2011	December 25, 2010
ASSETS
Cash and cash equivalents	$116.1	$248.7
Accounts receivable, less allowances of $31.2 million in 2011 and $32.4 million in 2010	203.1	181.9
Inventories	325.9	279.1
Deferred income tax benefits, net	76.4	78.5
Non-trade amounts receivable, net	38.5	39.4
Prepaid expenses and other current assets	31.7	21.6
Total current assets	791.7	849.2

Deferred income tax benefits, net	396.1	391.3
Property, plant and equipment, net	268.4	258.0
Long-term receivables, less allowances of $23.5 million in 2011 and $18.8 million in 2010	26.2	22.8
Trademarks and tradenames	177.0	170.2
Other intangible assets, net	9.2	10.2
Goodwill	294.4	284.1
Other assets, net	39.8	30.0
Total assets	$2,002.8	$2,015.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$130.8	$153.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	2.3	1.9
Accrued liabilities	366.5	345.4
Total current liabilities	499.6	500.4

Long-term debt and capital lease obligations	418.2	426.8
Other liabilities	266.2	298.8

Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	118.3	108.0
Retained earnings	1,033.8	969.2
Treasury stock 2,316,427 and 900,754 shares in 2011 and 2010, respectively, at cost	(147.2)	(41.5)
Accumulated other comprehensive loss	(186.7)	(246.5)
Total shareholders' equity	818.8	789.8
Total liabilities and shareholders' equity	$2,002.8	$2,015.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	27 Weeks Ended	26 Weeks Ended
(In millions)	July 2, 2011	June 26, 2010
Operating Activities:
Net income	$120.9	$105.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25.8	24.8
Equity compensation	6.8	5.2
Amortization and write-off of deferred debt costs	1.2	0.4
Interest rate swap impairment	18.9	—
Net gains on disposal of assets	(0.2)	(0.1)
Provision for bad debts	5.9	6.3
Write-down of inventories	7.4	9.8
Net change in deferred income taxes	(17.0)	(11.1)
Excess tax benefits from share-based payment arrangements	(7.6)	(4.1)
Changes in assets and liabilities:
Accounts and notes receivable	(17.3)	(11.2)
Inventories	(41.3)	(40.1)
Non-trade amounts receivable	1.8	(5.0)
Prepaid expenses	(8.8)	(3.4)
Other assets	(4.1)	(0.3)
Accounts payable and accrued liabilities	(34.5)	2.3
Income taxes payable	(8.2)	4.3
Other liabilities	(3.1)	2.4
Net cash impact from hedging activity	3.2	(0.3)
Other	(0.2)	(0.2)
Net cash provided by operating activities	49.6	84.7

Investing Activities:
Capital expenditures	(25.7)	(20.3)
Proceeds from disposal of property, plant and equipment	2.6	1.6
Net cash used in investing activities	(23.1)	(18.7)

Financing Activities:
Dividend payments to shareholders	(37.6)	(31.5)
Net proceeds from issuance of senior notes(1)	393.3	—
Proceeds from exercise of stock options	13.9	9.0
Repurchase of common stock	(130.8)	(26.5)
Repayment of long-term debt and capital lease obligations	(406.4)	(0.9)
Net change in short-term debt	0.1	—
Debt issuance costs	(2.9)	—
Excess tax benefits from share-based payment arrangements	7.6	4.1
Net cash used in financing activities	(162.8)	(45.8)
Effect of exchange rate changes on cash and cash equivalents	3.7	(11.3)
Net change in cash and cash equivalents	(132.6)	8.9
Cash and cash equivalents at beginning of year	248.7	112.4
Cash and cash equivalents at end of period	$116.1	$121.3
(1) Net proceeds from issuance of senior notes are net of $2.6 million in non-cash debt issuance costs.

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
The Company's fiscal year ends on the last Saturday of December and, as a result, the 2011 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2010. In addition, the year-to-date period ending July 2, 2011 contained 27 weeks as compared with 26 weeks for the year-to-date period ending June 26, 2010.
Out-of-Period Amounts: In the second quarter of 2010, the Company identified certain accounting errors in its Consolidated Financial Statements for the first quarter of 2010 and periods prior to 2010. These errors were corrected in the second quarter of 2010. To correct these errors, the Company recorded in the Consolidated Statement of Income for the 13 weeks ended June 26, 2010 a $4.0 million reduction of net sales and increases of $0.5 million of cost of products sold and $5.9 million of delivery, sales and administrative expense (DS&A). The after tax impact of recording these amounts was an $8.8 million reduction of net income or 14 cents per diluted share, of which $2.8 million related to the first quarter of 2010 and the remaining $6.0 million related to periods prior to 2010. The amounts related to errors identified in the financial reporting at the Company's Russian subsidiary, which resulted in overstatements of sales, including promotional credits that had not been recorded timely, prepaid expenses that should have been reflected in expenses in earlier time periods, inappropriate levels of accruals for certain promotional events and other operating liabilities and insufficient bad debt reserves. The Company determined that the errors were not material to the financial statements in the periods in which they originated or the period in which they were corrected, and, accordingly, a restatement of prior financial statements was not necessary.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the second quarters of 2011 and 2010 were $39.9 million and $33.8 million, respectively, and were $77.5 million and $66.8 million for the year-to-date periods ended July 2, 2011 and June 26, 2010, respectively.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Total promotional and other sales force compensation expenses included in DS&A expense totaled $114.5 million and $98.5 million for the second quarters of 2011 and 2010, respectively, and $224.9 million and $199.9 million for the year-to-date periods ended July 2, 2011 and June 26, 2010, respectively.

Note 4:	Inventories

	July 2, 2011	December 25, 2010
	(in millions)
Finished goods	$209.2	$184.7
Work in process	27.3	20.0
Raw materials and supplies	89.4	74.4
Total inventories	$325.9	$279.1

Note 5:	Net Income Per Common Share
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
The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) using the two-class method of computing earnings per share. The Company had 0.2 million in unvested share-based payment awards outstanding in the second quarter and year-to-date period of 2010 that were classified as participating securities. The Company had no unvested share-based payment awards outstanding that were classified as participating securities in the second quarter and year-to-date period of 2011. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under that method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings, or “undistributed earnings”, are allocated between common stock and participating securities to the extent that each security would share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company's history of paying dividends equally on a per share basis.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 Weeks Ended	13 Weeks Ended	27 Weeks Ended	26 Weeks Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net income	$65.1	$57.9	$120.9	$105.0
Less dividends declared:
To common shareholders	18.7	15.7	37.7	31.5
To participating security holders	—	0.1	—	0.2
Total undistributed earnings	$46.4	$42.1	$83.2	$73.3

Undistributed earnings to common shareholders	$46.4	$42.0	$83.2	$73.1
Undistributed earnings to participating security holders	—	0.1	—	0.2
Net income available to common shareholders for basic and diluted earnings per share	$65.1	$57.7	$120.9	$104.6

Weighted-average shares of common stock outstanding	61.7	62.6	62.0	62.5
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.4	1.3	1.3	1.4
Weighted-average common and common equivalent shares outstanding	63.1	63.9	63.3	63.9

Basic earnings per share	$1.05	$0.92	$1.95	$1.67

Diluted earnings per share	$1.03	$0.90	$1.91	$1.64

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.1	0.5	0.3	0.5

Note 6:	Comprehensive Income
In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods were as follows (in millions):

	13 Weeks Ended	13 Weeks Ended	27 Weeks Ended	26 Weeks Ended
	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net income	$65.1	$57.9	$120.9	$105.0
Foreign currency translation adjustments	11.3	(22.6)	45.6	(19.7)
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $7.4 and $0.3 million for the second quarters of 2011 and 2010, respectively, and $8.1 million and $(0.2) million for the 2011 and 2010 year-to-date periods, respectively.	13.8	0.6	13.9	(0.4)
Pension and other post-retirement costs, net of tax provision of $0.1 million for the second quarter of 2011, and $0.8 million and $0.4 million for the year-to-date periods of 2011 and 2010, respectively.	(0.3)	—	0.3	1.3
Comprehensive income	$89.9	$35.9	$180.7	$86.2

Accumulated other comprehensive loss is comprised of amounts related to pension liabilities, foreign currency translation adjustments and hedge activity.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering Costs
The Company recorded $1.1 million and $2.5 million in re-engineering and impairment charges during the second quarter and year-to-date periods of 2011, primarily related to severance costs incurred to reduce head count in the Company's Argentina, Australia, France, Greece, Japan, Mexico, and Spain operations mainly due to to implementing changes in the businesses' management structures.
The Company recorded $2.0 million and $3.6 million in re-engineering and impairment charges during the second quarter and year-to-date periods of 2010, primarily related to severance costs incurred in its Argentina, BeautiControl, France, Greece, Japan and Mexico operations, also mainly due to implementing changes in the businesses' management structures and relocation costs in Japan.
The balances included in accrued liabilities related to re-engineering and impairment charges as of July 2, 2011 and December 25, 2010 were as follows (in millions):

	July 2, 2011	December 25, 2010
Beginning of the year balance	$2.4	$1.5
Provision	2.5	7.6
Cash expenditures:
Severance	(3.7)	(5.5)
Other	(0.8)	(1.1)
Non-cash asset impairments	—	(0.1)
End of period balance	$0.4	$2.4

The accrual balance as of July 2, 2011, relates primarily to severance payments expected to be made by the end of 2011.

Note 8: Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl.
The Company does not amortize its tradename intangible assets or goodwill. Instead, the Company tests these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The impairment test for the Company's tradenames involves comparing the estimated fair value of the assets to their carrying amounts to determine if a write-down to fair value is required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure for any goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
The Company completed its annual valuation of the BeautiControl reporting unit in the second quarter and determined no impairment had occurred. It expects to complete the valuation of the remaining units during their annual evaluation in the third quarter.

Note 9:	Segment Information
The Company manufactures and distributes a broad portfolio of products primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Since the acquisition of the direct selling businesses of Sara Lee Corporation in 2005, certain segments aggregated in Beauty Other have changed such that both Tupperware and beauty and personal care products contribute significantly to sales and profit, which has changed the way these businesses have been operated. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in Asia Pacific; the Company's Central America businesses in Tupperware North America; the Nutrimetics businesses in Europe and Asia Pacific (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 has been reclassified to conform to the new presentation.
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

Worldwide sales of beauty and personal care products totaled $176.3 million and $167.1 million in the second quarters of 2011 and 2010, respectively, and $345.7 million and $316.9 million in the year-to-date periods ended July 2, 2011 and June 26, 2010, respectively.

	13 Weeks Ended	13 Weeks Ended	27 Weeks Ended	26 Weeks Ended
(In millions)	July 2, 2011	June 26, 2010	July 2, 2011	June 26, 2010
Net sales:
Europe	$223.5	$186.6	$454.8	$411.0
Asia Pacific	175.5	137.0	335.6	263.8
Tupperware North America	97.4	90.5	184.8	167.7
Beauty North America	103.6	106.5	203.6	200.0
South America	69.9	44.5	127.5	79.7
Total net sales	$669.9	$565.1	$1,306.3	$1,122.2

Segment profit:
Europe	$42.2	$26.0	$81.9	$72.7
Asia Pacific	33.3	25.1	61.4	43.8
Tupperware North America	16.8	20.0	29.0	28.4
Beauty North America	14.4	17.3	22.6	26.9
South America	12.2	6.3	20.4	7.2
Total segment profit	118.9	94.7	215.3	179.0

Unallocated expenses	(12.6)	(12.6)	(27.0)	(25.3)
Re-engineering and impairment charges (a)	(1.1)	(2.0)	(2.5)	(3.6)
Gains on disposal of assets	0.7	—	0.7	—
Interest expense, net	(24.8)	(6.4)	(31.4)	(13.4)
Income before taxes	$81.1	$73.7	$155.1	$136.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Identifiable assets:	July 2, 2011	December 25, 2010
Europe	$435.9	$397.8
Asia Pacific	386.2	349.6
Tupperware North America	182.3	165.3
Beauty North America	416.5	419.2
South America	119.7	95.1
Corporate	462.2	588.8
Total identifiable assets	$2,002.8	$2,015.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 10:	Debt
Current Debt Structure
Notes Sold
On June 2, 2011, Tupperware Brands Corporation (the “Company”) completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Notes”) at an issue price of 98.989%, pursuant to a purchase agreement, dated as of May 25, 2011, that included the Company and its wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”).
The Notes were issued under an Indenture, dated as of June 2, 2011 (the “Indenture”), between the Company, the Guarantor and Wells Fargo Bank, N.A. (the “Trustee”). As security for its obligations under the guarantee for the Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain circumstances specified in the Indenture.
Prior to March 1, 2021, the Company may redeem the Notes, at its option, at a redemption price equal to 100% of the principal amount to be redeemed, accrued interest and a make-whole premium equal to the present value of the remaining scheduled payments of principal and interest. In determining the present value of the remaining scheduled payments, such payments shall be discounted to the redemption date using a discount rate equal to the Treasury Rate (as defined in the Indenture) plus 0.3%. On or after March 1, 2021, the redemption price will equal 100% of the principal amount of the Notes to be redeemed.
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations.
The Notes were initially sold to qualified institutional buyers in transactions pursuant to Rule 144A under the Securities Act of 1933. In connection with the sale, the Company and the Guarantor entered into a registration rights agreement with the Initial Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company and the Guarantor have agreed to file with the Securities and Exchange Commission by November 29, 2011 a registration statement to offer to exchange the Notes for registered notes substantially identical to the Notes (except that the registered notes will not be subject to the additional interest provisions or restrictions on ownership or transfer that the Notes are), to use commercially reasonable efforts to cause such registration statement to be declared effective by December 29, 2011 and to consummate the exchange offer by February 27, 2012. If the Company and the Guarantor fail to comply with their obligations under the Registration Rights Agreement, the Company would be required to pay additional interest with respect to the Notes.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit Agreement
Also on June 2, 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement (the “Credit Agreement”) with a consortium of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of July 2, 2011, the Company had no borrowings outstanding under its $450 million Credit Agreement.
Loans made under the revolving credit facility, depending on the contemplated length of the borrowing, generally bear interest in reference to the London interbank offered rate ("LIBOR") for the applicable currency and interest period, plus a margin. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four (4) fiscal quarters then most recently ended. As of July 2, 2011, the Credit Agreement dictated a spread of 150 basis points, which would have given the Company an interest rate of about 1.75% on borrowings under the Credit Agreement, assuming a 3-month USD LIBOR base borrowing rate had been selected by the Company.
The Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations.
The Guarantor has agreed to unconditionally guarantee all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement through a security interest in certain "Tupperware" trademarks and service marks.
Use of Proceeds
In connection with the closing of the Credit Agreement, the company terminated its Credit Facility dated September 28, 2007 (the "Old Credit Facility"). The net proceeds from the issuance of the notes, along with borrowings under the new Credit Agreement were used to repay all of the Company's $405 million outstanding term loans under the Old Credit Facility. As a result of the termination of the Old Credit Facility, the Company recorded a loss on the extinguishment of debt of $0.9 million of unamortized debt issuance costs, as well as an additional $18.9 million in interest expense reclassified from other comprehensive loss as hedges under related interest rate swaps became ineffective. As a result of the Notes offering and the execution of the new Credit Agreement, the Company incurred costs of $5.8 million of which $0.2 million were expensed and $5.6 million were capitalized as deferred finance costs. As of July 2, 2011, there were no borrowings outstanding on the $450 million committed line of credit.
At July 2, 2011, the Company had $562 million of unused lines of credit, including $447 million under the committed, secured $450 million Credit Agreement and $115 million available under various uncommitted lines around the world.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Prior Debt Structure
Prior to its termination in connection with the signing of the new Credit Agreement, the Old Credit Facility consisted of an $800 million five-year senior secured agreement consisting of a $200 million revolving credit facility and originally $600 million in term loans. There were $405 million in outstanding term loans at the date of termination. The interest rate charged on outstanding borrowings under the old revolving credit facility was a floating LIBOR base rate plus an applicable margin. Although the Old Credit Facility was a floating rate debt instrument, the Company was required to maintain at least 40 percent of the term loans outstanding at fixed rates, which was achieved through the use of interest rate swaps, as further discussed in Note 11 to the Consolidated Financial Statements. As of the date the Old Credit Facility was terminated, $325 million of the term loans had been swapped to fixed interest rates. The Old Credit Facility, which dictated a contractual spread of 62.5 basis points at its termination, combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent percent on the previous term loans.

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
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.4 million and $1.6 million in second quarters of 2011 and 2010, respectively, and pretax gains of $4.1 million and $2.5 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax losses of $0.6 million and $0.5 million in the second quarters of 2011 and 2010, respectively, and in pretax losses of $1.2 million and $1.1 million for the respective year-to-date periods.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive income. The Company recorded a net (loss) gain associated with these hedges, in other comprehensive income, net of tax, of $(4.4) million and $2.1 million in the second quarter of 2011 and 2010, respectively, and net losses of $11.1 million and $0.1 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the second quarters of 2011 and 2010, forward points on net equity hedges resulted in pretax losses of $2.8 million and $1.8 million, respectively, and they resulted in pretax losses of $5.4 million and $3.6 million for the respective year-to-date periods.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. In the year-to-date period ending July 2, 2011, the cash flow impact of these currency hedges was an inflow of $3.2 million.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of July 2, 2011 and December 25, 2010. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	July 2, 2011		December 25, 2010
(in millions)	Buy	Sell	Buy	Sell
Euro	$84.1		$65.2
Indonesian rupiah	5.3		17.5
Malaysian ringgit	5.2			$0.3
Brazilian real	3.9		2.8
South African rand	3.3			1.2
New Zealand dollar	1.6		4.4
Mexican peso	0.6			0.2
U.S. dollar		$23.2	21.0
Japanese yen		20.3		11.9
Swiss franc		14.2		49.6
Turkish lira		8.8		11.9
Canadian dollar		5.4		9.6
Polish zloty		5.4		5.7
Argentine peso		3.9		7.6
British pound		3.9		3.3
Russian ruble		3.9		1.0
Australian dollar		3.6		5.5
Croatian kuna		2.8		2.6
Kazakhstan tenge		2.4		2.6
Thai baht		2.4		2.2
Norwegian krone		1.7		1.8
Ukraine hryvnia		1.5		1.3
South Korean won		1.4	12.5
Swedish krona		1.3		1.5
Czech koruna		1.2		1.6
Hungarian forint		0.5		1.9
Danish krone		0.4		—
Other currencies (net)	1.0			1.9
	$105.0	$108.2	$123.4	$125.2

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Under the Old Credit Facility, which was terminated during the second quarter of 2011 in conjunction with the signing of the new Credit Agreement, there was a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expired in 2012. Under the terms of these swap agreements, the Company received a floating rate equal to the 3 month U.S. dollar LIBOR and paid a weighted average fixed rate of about 4.8 percent. In 2011 and 2010, through the date of termination, the interest rate under Old Credit Facility also included a spread of 62.5 basis points. As a result of the termination of the Old Credit Facility, the Company recorded $18.9 million in interest expense which was reclassified from other comprehensive loss as a result of the hedges under related interest rate swaps becoming ineffective.
During 2008, the Company entered into a forward interest rate agreement that swapped a portion of the Company's then outstanding LIBOR - based floating obligation into a fixed obligation for $100 million. The Company paid a weighted average rate of about 1.9 percent plus the spread under the Old Credit Facility. This agreement expired at the end of 2010.
The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of July 2, 2011 and December 25, 2010:

	July 2, 2011
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$14.3
Interest rate contracts	Long-term other assets, net	—	Other liabilities	3.6
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	14.8	Accrued liabilities	17.6
Total derivatives instruments		$14.8		$35.5

	December 25, 2010
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$23.1
Foreign exchange contracts	Non-trade amounts receivable	16.1	Accrued liabilities	17.7
Total derivatives designated as hedging instruments		$16.1		$40.8

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the second quarter ended July 2, 2011 and June 26, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2011	2010		2011	2010
Foreign exchange contracts	Other expense	$8.5	$(2.7)	Other expense	$(8.3)	$2.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2011	2010		2011	2010		2011	2010
Interest rate contracts	$1.2	$0.1	Interest expense	$—	$—	Interest expense	$(18.9)	$0.1
Foreign exchange contracts	(0.4)	1.4	Cost of products sold and DS&A	(0.9)	0.1	Interest expense	(0.6)	(0.5)
Net equity hedging relationships
Foreign exchange contracts	(6.8)	3.3	Other expense	—	—	Interest expense	(2.8)	(1.8)

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the year-to-date periods ended July 2, 2011 and June 26, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2011	2010		2011	2010
Foreign exchange contracts	Other expense	$20.8	$(3.0)	Other expense	$(20.6)	$2.9

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2011	2010		2011	2010		2011	2010
Interest rate contracts	$4.1	$—	Interest expense	$—	$—	Interest expense	$(18.9)	$0.1
Foreign exchange contracts	(2.9)	0.3	Cost of products sold and DS&A	(1.6)	0.1	Interest expense	(1.2)	(1.1)
Net equity hedging relationships
Foreign exchange contracts	(17.3)	(0.2)	Other expense	—	—	Interest expense	(5.4)	(3.6)

Note 12:	Fair Value Measurements
The Company applies the applicable accounting guidance for fair value measurements. This guidance provides the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and outlines fair value disclosure requirements.
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

Description of Assets (in millions)	July 2, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.2	$9.2	$—	$—
Foreign currency derivative contracts	14.8	—	14.8	—
Total	$24.0	$9.2	$14.8	$—

Description of Liabilities (in millions)
Interest rate swaps	$17.9	$—	$17.9	$—
Foreign currency derivative contracts	17.6	—	17.6	—
Total	$35.5	$—	$35.5	$—

Description of Assets (in millions)	December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$30.2	$30.2	$—	$—
Foreign currency derivative contracts	16.1	—	16.1	—
Total	$46.3	$30.2	$16.1	$—

Description of Liabilities (in millions)
Interest rate swaps	$23.1	$—	$23.1	$—
Foreign currency derivative contracts	17.7	—	17.7	—
Total	$40.8	$—	$40.8	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of July 2, 2011 and December 25, 2010, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of negative $2.8 million and $1.6 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 11 to the Consolidated Financial Statements.
The fair value of interest rate swap contracts was based on the discounted net present value of the swap using third party quotes. Changes in fair market value were recorded in other comprehensive income through the termination date of the related credit facility, and any changes resulting from ineffectiveness have been recorded in current earnings.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the Company's cash equivalents balances as of July 2, 2011 and December 25, 2010 were $9.2 million and $30.2 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at July 2, 2011 and December 25, 2010. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes debt was $388 million at July 2, 2011 compared with the carrying value of $396 million. The lower fair value resulted from changes, since issuance, in the corporate bond market and changes in investor preferences since issuance.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarter and year-to-date periods ended July 2, 2011 and June 26, 2010 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement beneits		Pension benefits		Postretirement beneits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2.7	$2.3	$0.1	$—	$5.2	$4.6	$0.1	$—
Interest cost	2.7	2.4	0.4	0.4	5.2	5.0	0.9	0.9
Expected return on plan assets	(1.7)	(1.6)	—	—	(3.3)	(3.2)	—	—
Settlement/Curtailment	—	—	—	—	1.0	—	—	—
Net amortization	0.9	1.0	(0.1)	—	1.8	1.7	(0.2)	(0.1)
Net periodic benefit cost	$4.6	$4.1	$0.4	$0.4	$9.9	$8.1	$0.8	$0.8

During the first half of 2011 and 2010, approximately $2.6 million and $1.6 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 14:	Income Taxes
As of July 2, 2011 and December 25, 2010, the Company's gross unrecognized tax benefit was $31.0 million and $27.3 million, respectively. The accrual for uncertain tax positions increased for positions being taken in various global tax filings, and the impact of foreign currency fluctuations. The Company estimates that approximately $25.7 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.1 million and $5.1 million as of July 2, 2011 and December 25, 2010, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.2 million. For the remaining balance as of July 2, 2011, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The effective tax rate for the second quarter of 2011 was 19.8 percent, compared with 21.5 percent for the comparable 2010 period. The 2011 rate was lower due to costs incurred in connection with the Company's refinancing, which benefited at a higher tax rate, and a change in the mix of income earned toward jurisdictions with lower statutory tax rates. The effective tax rate for the first half of 2011 was 22.1 percent compared with 23.2 percent for the comparable 2010 period, with the change mainly due to the same items impacting the quarter. The effective tax rates are below the U.S. statutory rate, primarily due to lower foreign effective tax rates. As a result of tax law changes in Mexico, a tax election was made during the first quarter that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred discrete tax costs of $16.8 million during the first quarter due to the Company's decision to repatriate earnings from Australia and certain foreign units that were previously determined to be indefinitely reinvested in order to take advantage of historically favorable exchange rates.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares to satisfy minimum statutorily required withholding taxes. In the year-to-date periods of 2011 and 2010, 30,108 and 33,012 shares, respectively, were retained to fund withholding taxes, with values totaling $1.6 million and $1.5 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.

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
Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. No stock options were granted in the first half of 2011 or 2010. Compensation expense associated with all outstanding stock option awards was $0.4 million and $0.7 million in the second quarters of 2011 and 2010, respectively, and $0.9 million and $1.3 million in the year-to-date periods of 2011 and 2010, respectively.
Stock option activity for 2011, under all of the Company's incentive plans, is summarized in the following table:

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 25, 2010	3,535,204	$27.43	2,591,135	$23.69
Granted	—	—
Expired / Forfeited	(2,484)	48.30
Exercised	(629,212)	22.17
Balance at July 2, 2011	2,903,508	$28.55	2,004,974	$24.08

The intrinsic value of options exercised totaled $4.4 million and $10.6 million, respectively, in the second quarters of 2011 and 2010 and $21.2 million and $12.9 million in the respective year-to-date periods.
Performance Awards, Restricted Stock and Restricted Stock Units
The Company also grants performance awards, restricted stock and restricted stock units to employees and directors. The Company has time-vested and performance-vested awards, which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded straight-line over the required service period. For performance-vested awards, expense is recorded based on the probability of achieving the performance criteria over the required service period.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company granted 101,000 shares of time-vested restricted stock in January 2011 with a weighted average fair value of $56.67 per share that vest over a period of 3 years from the date of grant. In May 2011, the Company granted 18,707 time-vested restricted stock units with a fair value of $66.05 per share that vest over one year from date of grant. The Company also granted performance-vested awards totaling 73,975 shares under its performance share plan in February 2011. The Company's performance-vested awards, granted under its performance share plan, provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three year performance period. The program is based upon a pre-defined number of performance share units. Depending on achievement under the performance measures, the actual payout can be up to 150 percent of shares initially granted. In January 2010, the Company granted 6,255 shares of time-vested restricted stock with a fair value of $42.54 per share that vests over an average period of 2.6 years. In May 2010, the Company granted 24,180 time-vested restricted stock units with a fair value of $47.05 per share that vested over one year from date of grant. The Company also granted performance-vested awards totaling 61,400 shares under its performance share plan in February 2010.
For the second quarters of 2011 and 2010, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $2.7 million and $1.9 million, respectively. Such expense was $5.8 million and $3.9 million for the year-to-date periods of 2011 and 2010, respectively.
Restricted stock, restricted stock unit, and performance share award activity for 2011 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Balance at December 25, 2010	987,739	$25.86
Granted	193,682	56.85
Performance share adjustments	7,048	54.76
Vested	(213,300)	23.14
Forfeited	(5,170)	35.38
Balance at July 2, 2011	969,999	$32.94

The fair value of performance awards, restricted stock and restricted stock units vested was $1.6 million and $2.2 million, respectively, in the second quarters of 2011 and 2010, and $11.2 million and $7.2 million in the respective year-to-date periods. As of July 2, 2011, total unrecognized stock based compensation expense related to all stock based awards was $22.9 million, which is expected to be recognized over a weighted average period of 26 months. The average remaining contractual life on outstanding and exercisable stock options was 6.1 years and 5.1 years, respectively.

Note 17:	Allowance for Long-Term Receivables
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due. As of July 2, 2011, $27.1 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balance of the allowance for long-term receivables as of July 2, 2011 was as follows (in millions):

Balance at December 25, 2010	$18.8
Write-offs	(2.0)
Recoveries	(0.6)
Provision (a)	6.0
Currency translation adjustment	1.3
Balance at July 2, 2011	$23.5

(a) Provision includes $1.8 million of reclassifications from current receivables.

Note 18:	New Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board ("FASB") issued accounting guidance that requires new disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. Existing disclosures have been amended to require an entity to provide certain disclosures on a disaggregated basis by portfolio segment or by class of financing receivables. The new disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010 and did not have a material impact on the Company's disclosures. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company has adopted this guidance without a material impact on its Consolidated Financial Statements.
In January 2011, the FASB issued an amendment to defer the effective date of disclosures about troubled debt restructuring to interim and annual periods ending after June 15, 2011. The guidance on troubled debt restructuring did not impact the Company's disclosures included in its Consolidated Financial Statements.
In December 2010, the FASB issued an amendment to existing guidance to clarify when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. Prior to this amendment, continuation to Step 2 was not required even if the carrying amount of the reporting unit exceeded the fair value. However, in cases where the carrying amount was zero or negative, the fair value most likely was greater. This amendment requires that the evaluation must still continue to Step 2, given a fair value greater than the carrying amount, if it is more likely than not that a goodwill impairment exists. This amendment is effective for interim and annual periods beginning after December 15, 2010. The Company has adopted this guidance without any impact on its Consolidated Financial Statements.
Also in December 2010, the FASB issued an amendment to existing guidance regarding the disclosure of supplementary pro forma information for business combinations. The amendment clarifies the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented as of the beginning of the comparable prior annual reporting period only. The amendment also requires a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. This amendment is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. At this time, the Company does not have any situations to which this would apply.
In May 2011, the FASB issued amendments to existing guidance regarding fair value measurement practices. The amendments provide a consistent definition of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change certain fair value measurement principles and enhances disclosure requirements under U.S. GAAP. For public companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not believe the amendments will have a significant impact on its Consolidated Financial Statements.
In June 2011, the FASB issued an amendment to existing guidance regarding comprehensive income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, the amendment is effective for the fiscal years beginning after December 15, 2011. As a result, the Company will change its presentation of comprehensive income.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended July 2, 2011 compared with the 13 weeks ended June 26, 2010 and changes in financial condition during the 13 weeks ended July 2, 2011. The Company's fiscal year ends on the last Saturday of December and as a result the 2011 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2010. In addition, the year-to-date period ending July 2, 2011 contained 27 weeks as compared with 26 weeks in the first half of 2010.
The Company's primary means of distributing its products is through independent sales organizations and individuals, which in many cases are also its customers. The majority of the Company's products are, in turn, sold to end customers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company's primary business drivers are the size, activity and productivity of its independent sales organizations.
As exchange rates are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers' ability to understand the Company's operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been the exchange rates in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a local currency basis, as restated or excluding the impact of foreign currency. These results should be considered in addition to, not as a substitute for, results reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results on a local currency basis may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Overview

	13 Weeks ended	13 Weeks ended	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)
Dollars in millions, except per share amounts	July 2, 2011	June 26, 2010
Net sales	$669.9	$565.1	19%		9%	$49.4
Gross margin as percent of sales	67.2%	67.9%	(0.7)	pp	na	na
DS&A as percent of sales	51.4%	53.3%	(1.9)	pp	na	na
Operating income	$105.7	$80.1	32%		19%	$8.8
Net income	65.1	57.9	12		1	6.9
Net income per diluted share	1.03	0.90	14		2	0.11

	27 Weeks ended	26 Weeks ended	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)
Dollars in millions, except per share amounts	July 2, 2011	June 26, 2010
Net sales	$1,306.3	$1,122.2	16%		10%	$68.9
Gross margin as percent of sales	66.7%	67.4%	(0.7)	pp	na	na
DS&A as percent of sales	52.3%	53.7%	(1.4)	pp	na	na
Operating income	$186.4	$150.7	24%		14%	$12.1
Net income	120.9	105.0	15		6	9.2
Net income per diluted share	1.91	1.64	16		7	0.15
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points

Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in the Asia Pacific segment; the Company's Central America businesses in the Tupperware North America segment; the Nutrimetics businesses in the Europe and Asia Pacific segments (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 has been reclassified to conform with the new presentation.
Total local currency net sales increased 9 percent in the second quarter of 2011 compared with the same period of 2010. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with a 15 percent increase in local currency sales. The Company's units that operate in established economy markets, as a group, grew local currency sales 2 percent compared with 2010. The Company defines its established markets as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. Among the emerging market units, the main increases were in Brazil, India, Indonesia, Malaysia/Singapore, Turkey, and Venezuela. These increases were partially offset by decreases by Fuller Mexico and Russia. Among the established market businesses, Tupperware United States and Canada as well as France and Italy had strong increases, offset by decreases at BeautiControl and Tupperware Australia. On a local currency basis, operating income and net income also increased in the second quarter of 2011, compared with the same period in 2010. The increase in operating and net income reflected improvements in the Company's Asia Pacific, South America, and Europe segments, net of decreases in profit in the Tupperware North America and the Beauty North America segments.
Local currency sales for the year-to-date period of 2011 increased 10 percent compared with the same period of 2010. The units and factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the second quarter comparisons. This increase included, under the Company's fiscal year, an estimated 3 to 3.5 percent positive impact from an extra week in the first half of the current year.
The Company's net working capital position decreased in the year-to-date period of 2011 by $56.7 million, primarily due to cash used in investing and financing activities, partially offset by increases in accounts receivable and inventory that primarily reflected stronger foreign currency exchanges. The Company closed the second quarter of 2011 with a net debt to capital ratio of 27 percent compared with 19 percent at the end of 2010. This increase was primarily due to $116.9 million in net stock repurchases during the period; however the current period ratio was less than the 31 percent at the end of the second quarter of 2010 due to higher equity at the end of the second quarter of 2011. Net debt is defined as total debt less cash and cash equivalents, and capital is defined as net debt plus shareholders' equity. Net cash flow from operating activities was an inflow of $49.6 million for the first half of 2011 compared with $84.7 million for the same period of 2010. The unfavorable comparison was primarily the result of the timing of payments around the end of 2010 and 2009, which resulted in a greater outflow in the first quarter of 2011, along with the timing of payments due to the second quarter of 2011 ending in the calendar month of July under the Company's fiscal calendar. This was partially offset by an inflow from hedging activity in 2011 versus an outflow in 2010.
Net Sales
Local currency sales in the second quarter of 2011 were 9 percent higher compared with the same period of 2010. The improvement was mainly in the Company's emerging markets, which accounted for 58 percent and 56 percent of the Company's reported sales for the second quarters of 2011 and 2010, respectively. Total sales for the emerging markets increased $71.3 million, or 23 percent, which included a positive $22.0 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 15 percent. The substantial increase in local currency sales in the Company's emerging markets was primarily in Brazil, India, Indonesia, Malaysia/Singapore, Turkey and Venezuela. The core businesses in all of these units performed well through increases in their active sales forces, along with higher sales per active sales force member in most markets. These increases were partially offset by Russia and Fuller Mexico which had significant declines compared with last year, mainly due to less active sales forces. There was also a partial offset from less business-to-business sales in Tupperware China. Total sales for the established markets increased $33.5 million, or 13 percent, in the second quarter of 2011, which included a positive $27.5 million impact from foreign currency exchange rate changes. Among these units, there were larger local currency increases in France and Tupperware United States and Canada reflecting higher total and active sales forces, as well as Tupperware Italy which had higher average sales per party. BeautiControl and Tupperware Australia had the only notable declines, reflecting smaller active sales forces.
On a year-to-date basis, emerging markets accounted for 58 percent and 55 percent of total Company sales for 2011 and 2010, respectively. Total sales on a reported basis in the emerging markets increased $134.3 million, or 22 percent. This reflected a positive impact of changes in foreign currency exchange rates of $35.5 million. Excluding the impact of foreign currency, sales increased in these markets by 15 percent. Total sales for the established markets increased $49.8 million, or 10 percent, for the year-to-date period of 2011, compared with the same period of 2010, which included a positive $33.5 million impact from foreign currency exchange rate changes.

The source of the year-to-date fluctuations largely followed those of the quarter with local currency sales growth in all the segments except Beauty North America; however, in the first half of 2011, the Company's sales were lower by $9 million in local currency from business-to-business sales, while for the second quarter there was a negative impact on the comparison of only $1.5 million. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period may not be indicative of future trends.
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
The Company recorded $1.1 million and $2.5 million in re-engineering and impairment charges during the second quarter and year-to-date periods of 2011, respectively, primarily related to severance costs incurred to reduce head count in the Company's Argentina, Australia, France, Greece, Japan, Mexico, and Spain operations mainly due to implementing changes in the businesses' management structures.
The Company recorded $2.0 million and $3.6 million in re-engineering and impairment charges during the second quarter and year-to-date periods of 2010, primarily related to severance costs incurred in its Argentina, BeautiControl, France, Greece, Japan and Mexico operations, also mainly due to implementing changes in the businesses' management structures and relocation costs in Japan.
In the last half of 2011, the Company expects to incur approximately $7.5 million of such costs mainly related to headcount reductions in several of its operations.
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. The Company conducts an annual impairment test of goodwill and intangible assets in the third quarter of each year, other than for BeautiControl where the annual impairment test is performed in the second quarter, and in other quarters in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred. The impairment assessment is completed by estimating the fair value of the reporting units and intangible assets and comparing these estimates with their carrying values.
During the second quarter, the Company completed its annual impairment test of the BeautiControl reporting units determining no impairment had occurred. It expects to complete the impairment test of the remaining units during their annual evaluation in the third quarter.
Gross Margin
Gross margin as a percentage of sales was 67.2 percent and 67.9 percent in the second quarters of 2011 and 2010, respectively. The decrease of 0.7 percentage points was primarily a result of increased resin costs and the sales mix of products sold, with a partial offset from the leverage on fixed costs associated with greater volume.
For the year-to-date period, gross margin as a percentage of sales was 66.7 percent in 2011 compared with 67.4 for the same period of 2010. The 0.7 percentage points decrease resulted from the same factors as for the quarter.
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense (DS&A). As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A decreased as a percentage of sales to 51.4 percent for the second quarter of 2011, compared with 53.3 percent in 2010. For the year-to-date periods, DS&A as a percentage of sales was 52.3 percent for 2011 compared with 53.7 percent in 2010. The decrease in the quarter and the year-to-date period was mainly due to out of period amounts recorded last year in Russia in the second quarter. There was also a benefit in some units from more efficient promotional spending and the leveraging of higher sales volume due to the fixed nature of certain costs included in this caption. Partially offsetting these improvements was higher spending on marketing as the Company continued to concentrate its efforts on growing its sales forces and building brand recognition in certain markets.

Specific segment impacts are discussed in the segment results section.
Net Interest Expense
Net interest expense was $24.8 million for the second quarter of 2011, compared with $6.4 million for the same period of 2010. For the first half of 2011 net interest expense was $31.4 million compared with $13.4 million for the same period of 2010. The increase in interest expense for both the quarter and year-to-date periods reflect the write-off of deferred debt issuance costs of $0.9 million related to the Company's previous credit facility that was terminated during the second quarter, as well as an $18.9 million charge resulting from the impairment of a related floating-to-fixed interest swap that became ineffective when the underlying debt was repaid during the second quarter of 2011.
Tax Rate
The effective tax rate for the second quarter of 2011 was 19.8 percent, compared with 21.5 percent for the comparable 2010 period. The 2011 rate was lower due to costs incurred in connection with the Company's refinancing, which benefited at a higher tax rate, and a change in the mix of income earned toward jurisdictions with lower statutory tax rates. The effective tax rate for the first half of 2011 was 22.1 percent compared with 23.2 percent for the comparable 2010 period, with the change mainly due to the same items impacting the quarter rate. The effective tax rates are below the U.S. statutory rate, primarily due to lower foreign effective tax rates. As a result of tax law changes in Mexico, a tax election was made during the first quarter that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred discrete tax costs of $16.8 million during the first quarter due to the Company's decision to repatriate earnings from Australia and certain other foreign units to take advantage of historically favorable exchange rates. These earnings were previously determined to be indefinitely reinvested.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the second quarter of 2011 increased 12 percent compared with the same period of 2010, mainly resulting from the positive impact of stronger foreign currencies. Excluding the impact of these currencies, net income increased slightly in the second quarter compared with last year, although the comparison was negatively impacted by the write-off of deferred debt costs and charges from the impairment of interest rate swaps. These charges were offset by local currency increases in net income due to strong sales growth in the Asia Pacific and South America segments, reflecting the contribution margin on higher sales, better leveraging of fixed costs within the value chain, and more efficient promotional spending. Included in South America is the benefit of a stronger exchange rate than 2010 in Venezuela, which is accounted for as hyperinflationary. Partially offsetting these increases were profit declines in both North America segments due to lower gross margin percentages and investments in growing and developing the sales forces.
Net income for the year-to-date period of 2011 increased 15 percent compared to the same period of 2010, including a favorable impact from positive foreign currencies. Excluding the impact from foreign currencies, net income increased by 6 percent. The factors impacting the year-to-date net income comparisons were similar to those impacting the second quarter comparison.
International operations in the second quarter generated 89 percent and 87 percent of sales and accounted for 97 and 91 percent of net segment profit in 2011 and 2010, respectively. For the year-to-date periods, international operations generated 89 percent and 88 percent of sales and 99 percent and 95 percent of net segment profit in 2011 and 2010, respectively.
The sale of beauty products generated 26 percent of sales for both the second quarter and year-to-date periods of 2011, compared with 30 percent and 28 percent of second quarter and year-to-date sales in 2010, respectively.

Segment Results
Europe

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2011	2010
Second Quarter
Net sales	$223.5	$186.6	20%		6%	$23.9	33	33
Segment profit	42.2	26.0	62		41	3.9	36	27

Segment profit as percentage of sales	18.9%	13.9%	5.0	pp	na	na	na	na

Year-to-Date
Net Sales	$454.8	$411.0	11%		4%	$27.4	35	36
Segment profit	81.9	72.7	13		5	4.9	38	41

Segment profit as percentage of sales	18.0%	17.7%	0.3	pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Local currency sales in this segment increased 6 percent compared with the second quarter of 2010. The increase reflected strong growth in the emerging markets with modest growth in the established markets. Emerging markets accounted for 36 percent of reported net sales in this segment in the second quarter of 2011 and 2010. The overall increase in the emerging markets' local currency sales came from Turkey and South Africa, reflecting continued growth in the total sales forces, achieved through successful recruiting and training in direct selling fundamentals, and higher sales per order. This was partially offset by continued declines in total sales force and sales force activity in Russia. The increase in the established markets was driven by Tupperware France, Germany and Italy reflecting more productive sales forces in these markets. These improvements were partially offset by a decrease in Austria due to a less active and less productive sales force reflecting low recruiting levels in the fourth quarter of 2010 and early in 2011.
The segment ended the second quarter of 2011 with a 7 percent higher sales force compared with the same period of 2010.
The year-to-date sales variances largely mirrored those of the quarter.
Segment profit increased $16.2 million, or 62 percent during the second quarter of 2011 compared with the same period of 2010, and excluding the impact of foreign currency, segment profit was 41 percent higher than 2010. The increase in segment profit reflected the benefit of not having the $10.4 million impact of out of period amounts recorded in Russia in the second quarter of 2010, and the contribution margin from increased sales, partially offset by investments in the effort to grow and activate the sales forces in Italy and Turkey and higher resin costs.
On a year-to-date basis, segment profit increased in total and as a percentage of sales. However, similar to the quarter, the comparison was positively impacted by not having the impact of out-of-period amounts in Russia in 2011. Other than as a result of this benefit and the benefit of foreign exchange rates on the comparison, year-to-date segment profit was down slightly versus 2010.
The euro and South African rand were the main currencies that impacted the year-over-year comparison.

Asia Pacific

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2011	2010
Second Quarter
Net sales	$175.5	$137.0	28%		16%	$14.0	26	24
Segment profit	33.3	25.1	33		22	2.3	28	27

Segment profit as percentage of sales	19.0%	18.3%	0.7	pp	na	na	na	na

Year-to-Date
Net Sales	$335.6	$263.8	27%		17%	$22.8	26	24
Segment profit	61.4	43.8	40		30	3.5	29	24

Segment profit as percentage of sales	18.3%	16.6%	1.7	pp	na	na	na	na
__________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Asia Pacific had significant growth in local currency sales, which came from the emerging markets in the segment. Emerging markets accounted for $120.2 million and $89.3 million, or 69 and 65 percent, of the reported sales in the segment in the second quarters of 2011 and 2010, respectively. Versus 2010, the emerging market sales were positively impacted by $5.3 million due to changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 27 percent in these markets. The most significant contributions to the overall increase, each with double digit increases compared to 2010, were in India, Indonesia, Malaysia/Singapore, Korea and the Philippines. The sales growth in these markets was the result of larger, more active sales forces, reflecting strong recruiting and retention, the impact of brand building activities, successful promotional activities and attractive consumer offers. China was up by 3 percent in local currency sales, but this reflected a negative 11 percentage point impact on the year over year comparison from lower business-to-business sales. China ended the quarter with about 3,200 outlets, which was 7 percent more than at the end of the second quarter of 2010.
The improvements achieved in the emerging market businesses were partially offset by a decline in sales in local currency in the established markets, though there was sequential improvement in the year-over-year comparison versus the first quarter. While Japan showed a slight increase in sales for the second quarter, despite the impact of the recent earthquake, Tupperware Australia had a moderate decrease in sales, resulting from a smaller but more productive active sales force. This compared favorably to a double digit percentage decrease in the first quarter.
Total segment profit increased significantly in the second quarter of 2011 compared with the same period of 2010. Excluding the impact of foreign currencies, segment profit increased 22 percent compared to the same period last year. The increase was mainly from improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except in Japan where the year-to-date sales reflected a slight decline as changes to the business model there over the last couple of years are being fully implemented.
The Australian dollar, Indonesian rupiah, Japanese yen and Malaysian ringgit were the main currencies that led to the positive foreign currency impact on the 2011 sales and profit comparison with 2010.

Tupperware North America

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2011	2010
Second Quarter
Net sales	$97.4	$90.5	8%		4%	$3.2	15	16
Segment profit	16.8	20.0	(16)		(19)	0.8	14	21

Segment profit as percentage of sales	17.2%	22.1%	(4.9)	pp	na	na	na	na

Year-to-Date
Net Sales	$184.8	$167.7	10%		7%	$5.6	14	15
Segment profit	29.0	28.4	2		(2)	1.3	13	16

Segment profit as percentage of sales	15.7%	16.9%	(1.2)	pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Local currency sales increased 4 percent in the second quarter of 2011, compared with the same period of 2010. The improvement in this segment was from Tupperware United States and Canada, mainly due to a focus and investment in sales force recruiting, development and activity. Tupperware Mexico had a slight decrease in the second quarter of 2011, reflecting a promotional shift due to the extra week in the fiscal year that benefited the first quarter of 2011, as well as a slight reduction in average order size.
The year-to-date sales variances largely mirrored those of the quarter.
Segment profit decreased $3.2 million in the second quarter of 2011 compared with the same period last year. The lower profit on higher sales came from Tupperware United States and Canada, reflecting higher cost of materials, incremental promotional investments relative to the prior year made to move the sales force and higher commission costs to invest in the development of sales force leaders. Some of the higher costs reflected different timing of their being incurred during the year.
The segment profit comparison in the first half reflected a relatively normal contribution margin from cost leverage on higher sales in the first quarter of the year, along with the factors that led to lower profit on higher sales in the second quarter as outlined above.
The Mexican peso was the main currency that impacted the year-over-year comparison.

Beauty North America

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2011	2010
Second Quarter
Net sales	$103.6	$106.5	(3)%		(8)%	$6.0	16	19
Segment profit	14.4	17.3	(18)		(24)	1.4	12	18

Segment profit as percentage of sales	13.9%	16.2%	(2.3)	pp	na	na	na	na

Year-to-Date
Net Sales	$203.6	$200.0	2%		(3)%	$9.8	15	18
Segment profit	22.6	26.9	(16)		(22)	2	11	15

Segment profit as percentage of sales	11.1%	13.5%	(2.4)	pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
Local currency sales for the segment decreased 8 percent in the second quarter of 2011 compared with 2010, driven by challenges in recruiting and therefore a lower sales force size through most of the quarter at Fuller Mexico. The sales force size comparison improved at the end of the quarter and Fuller Mexico's total sales force size was even with 2010 at the end of June. BeautiControl's sales also decreased due to a smaller and less productive sales force, though the year-over-year total sales force size comparison improved versus the first quarter. At the end of the second quarter of 2011, the total sales force size for the segment was 1 percent higher than at the end of the second quarter of 2010.
Segment profit was $2.9 million lower in the second quarter of 2011 compared with the second quarter of 2010 on a reported basis. Excluding the positive impact from a stronger Mexican peso, segment profit decreased 24 percent compared with last year. Local currency profit decreased due to the lower sales volume across the segment, as well as a lower gross margin from higher unit product costs and obsolescence and ongoing investments at BeautiControl to grow and develop the sales force and sales force leadership.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year comparison.

South America

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange (a)	Foreign exchange impact (a)	Percent of total
							2011	2010
First Quarter
Net sales	$69.9	$44.5	57%		49%	$2.3	10	8
Segment profit	12.2	6.3	95		78	0.6	10	7

Segment profit as percentage of sales	17.5%	14.2%	3.3	pp	na	na	na	na

Year-to-Date
Net Sales	$127.5	$79.7	60%		54%	$3.3	10	7
Segment profit	20.4	7.2	+		+	0.8	9	4

Segment profit as percentage of sales	16.0%	9.0%	7.0	pp	na	na	na	na
_________________________

a	2011 actual compared with 2010 translated at 2011 exchange rates.
na	not applicable
pp	percentage points
+	increase is greater than 100%
Local currency sales for this segment increased 49 percent in the second quarter of 2011. The increase was mainly in Brazil and Venezuela. The increase in Brazil reflected strong recruiting, sales force activation and productivity. In Venezuela, the increase was due to higher activity, higher prices in light of consumer inflation, and the impact of a stronger exchange rate than in the prior year. For the whole segment, approximately one-third of the local currency sales increase was a result of higher pricing and the impact of a stronger foreign exchange rate in Venezuela, which is accounted for as hyperinflationary.
Segment profit increased in the second quarter of 2011 compared with last year, due to a strong contribution margin from the significantly higher sales volume as well the stronger exchange rate in Venezuela.
The year-to-date sales and profit variances largely mirrored those of the quarter.
The Brazilian real was the main currency that impacted the year-over-year comparison.
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
As of the beginning of 2010, Venezuela was determined to be hyper-inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the value of the Venezuelan bolivar versus the U.S dollar on earnings in the second quarter of 2011 compared to the second quarter of 2010 was not significant, other than for translation. As of the end of the second quarter of 2011, the Company had $9 million in net monetary assets denominated in Venezuelan bolivars, which would be directly impacted by any change in the exchange rate, including $15 million in cash and cash equivalents. If the exchange rate in Venezuela were to change to the rate used in May 2010, before the government closed the use of the parallel rate, the impact on the $9 million bolivar net asset position would be an immediate expense of about $3 million. In addition, the Company's earnings from Venezuela for the remainder of 2011 would be approximately $4 million lower at the May 2010 rate than under the exchange rate used in the second quarter of 2011.

Financial Condition
Liquidity and Capital Resources Net working capital decreased by $56.7 million as of the end of the second quarter of 2011, compared with the end of 2010, to $292.1 million. The decrease primarily reflected $132.6 million less cash associated with capital expenditures, stock repurchases of $130.8 million and dividend payments of $37.6 million. These decreases were partially offset by the positive cash flow from operations, an increase in accounts receivable as the Company's sales volume near the end of June were higher than December 2010, as well as an increase in inventory to support the sales volume expected in the second half of 2011.
On June 2, 2011, Tupperware Brands Corporation (the “Company”) completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Notes”) at an issue price of 98.989% as well as entered into a new $450.0 million multicurrency revolving Credit Agreement (the “Credit Agreement”). The proceeds were used to repay all of the Company's $405 million outstanding term loans under the Company's previous credit facility from September 2007 ("Old Credit Facility"), which was terminated on the same date. The Company's wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”), has granted a security interest for the Notes and the Credit Agreement in certain "Tupperware" trademarks and service marks owned by the Guarantor. The interest rate dictated by the Credit Agreement is generally determined in reference to the London interbank offered rate (LIBOR) for the applicable currency and interest period, plus a margin that was 150 basis points, as of July 2, 2011. The effective rate under the Credit Agreement was 1.75% at that date. As a result of the Notes offering and the execution of the new Credit Agreement, the company incurred costs of $5.8 million of which $0.2 were expensed and $5.6 were capitalized as deferred finance costs. The Company had no borrowings outstanding under its new Credit Agreement as of July 2, 2011.
The Credit Agreement contains customary covenants including financial covenants requiring a minimum interest coverage and a maximum amount of leverage. As of July 2, 2011, and currently, the Company has considerable leeway under its financial covenants and expects to maintain compliance with its debt covenants through 2011; however, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
The interest rate charged on outstanding borrowings under the Old Credit Facility was based on a floating LIBOR base rate plus an applicable margin. Although the Old Credit Facility was a floating rate instrument, the Company was required to maintain at least 40 percent of outstanding term loans at fixed rates, which was achieved through the use of interest rate swaps. The Old Credit Facility dictated a contractual spread of 62.5 basis points and combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent on the $405 million borrowings in 2011 through the termination. In connection with the termination, the related interest rate swaps became ineffective, which resulted in a reclassification of $18.9 million from other comprehensive loss to interest expense in the current period.
During 2008, the Company entered into a forward interest rate agreement that swapped $100 million of the Company's then outstanding LIBOR - based floating obligation into a fixed obligation with a weighted average rate of about 1.9 percent plus the spread under the Old Credit Facility. This agreement had expired by the end of 2010.
See Note 10 to the Consolidated Financial Statements for further details on the debt transactions during the period.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its 2011 second quarter end cash and cash equivalents balance of $116.1 million, cash flows from operating activities, and access to its $450.0 million Credit Agreement. As of July 2, 2011, the Company had $447 million available under its Credit Agreement and $115 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
The Company's most significant exchange rate exposures are to the euro and the Mexican peso. In addition to the United States, the other countries in which the Company generated at least $50 million of sales in 2010 included: Australia, Brazil, China, France, Germany, Indonesia, Japan, Malaysia/Singapore, Mexico, the Philippines, Russia, and South Africa. A significant downturn in the Company's business in these markets would adversely impact the Company's ability to generate operating cash flows.
The net debt to capital ratio at the end of the second quarter of 2011 was 27 percent and at the end of 2010 was 19 percent. The ratio at the end of the second quarter of 2010 was 31 percent. Net debt is defined as total debt less cash and cash equivalents, and capital is defined as net debt plus shareholders' equity. The increase in the ratio compared with the end of 2010 was due to lower cash on hand after $116.9 million in net stock repurchases and $37.6 million in dividend payments. The improvement in the 2011 net debt obligations-to-capital ratio compared with the second quarter of 2010 reflects higher equity due to favorable operating results over the year, offset by stock repurchases and dividend payments.

Operating Activities Net cash provided by year-to-date operating activities in 2011 was $49.6 million, compared with $84.7 million in 2010. The decrease in operating cash flow in 2011 primarily reflected the impact of having a higher accounts payable and accrued liabilities balance at the end of 2010 than the end of 2009 and increased accounts receivable in the current year compared to the prior year, along with the timing of payments due to the second quarter of 2011 ending in the calendar month of July under the company's fiscal calendar. This was partially offset by an inflow from hedging activity in 2011 versus an outflow in 2010.
Investing Activities During the first half of 2011 and 2010, the Company spent $25.7 million and $20.3 million, respectively, for capital expenditures. In both periods, capital expenditures related to molds for new products, primarily in Europe, and in 2011, for increasing warehouse and plant capacity in Tupperware South Africa and Brazil, respectively.
Financing Activities Dividends paid to shareholders were $37.6 million and $31.5 million in the year-to-date periods of 2011 and 2010, respectively. The higher 2011 amount was due to an increase in the quarterly dividend per share compared with 2010, partially offset by a reduction in shares outstanding. Proceeds received from the exercise of stock options were $13.9 million and $9.0 million for the year-to-date periods of 2011 and 2010 respectively. The Company paid $130.8 million in the year-to-date period of 2011 compared with $26.5 million in 2010 for purchases of common stock under the Company's stock re-purchase program. The Company made net payments on borrowings of $13.1 million in the first half of 2011 in connection with the issuance of the senior notes and termination of the Old Credit Facility as well as scheduled lease payments. The Company made net debt payments of $0.9 million in the first half of 2010.
The Company's Board of Directors increased its existing share repurchase authorization in February 2010 to allow repurchases with an aggregate cost of up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company's equity incentive plans, with the intention of keeping the number of shares outstanding at about 63 million. In January 2011, the Company's board further increased the share repurchase authorization by $250 million to $600 million. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.5x (as defined in the Company's Credit Agreement). In the year-to-date periods of 2011 and 2010, the Company repurchased 2.3 million and 0.6 million shares at an aggregate cost of $140.4 million and $25.0 million, respectively. As of July 2, 2011, the Company had accrued $11.2 million in current liabilities related to share repurchases made but not settled at the end of the second quarter. Since inception of the program in May 2007 and through July 2, 2011, the Company has repurchased 7.4 million shares at an aggregate cost of $342.0 million, including the amount not settled.
Under the Company’s stock incentive programs, employees are allowed to use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period of 2011 and 2010, 30,108 and 33,012 shares were retained to fund withholding taxes, totaling $1.6 million and $1.5 million, respectively, which was included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
New Pronouncements
Refer to Note 18 to the Consolidated Financial Statements for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the second quarter, the Company terminated its old credit agreement ("Old Credit Facility"), entered into a new $450 million Credit Agreement ("Credit Agreement") and issued $400 million in 4.75% Senior Notes ("Senior Notes"). One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company's borrowings under the Credit Agreement carry a variable interest rate. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Loans made under the revolving credit facility, depending on the contemplated length of the borrowing, generally bear interest in reference to the London interbank offered rate for the applicable currency and interest period, plus a margin. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company to its consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters then most recently ended. As of July 2, 2011, the Credit Agreement dictated a spread of 150 basis points, which would have given the Company an interest rate of about 1.75% on borrowings under the Credit Agreement, assuming a 3-month USD LIBOR borrowing rate. Consequently, if short-term interest rates varied by 10 percent with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

Under the Old Credit Facility, the Company managed its interest rate risk in 2011 through the use of four interest rate swaps. These interest rate swaps effectively fixed the interest rate on $325 million of the Company's $405 million of outstanding term loans under the Old Credit Facility. The Company paid a variable rate on the remaining $80 million of term loans and any outstanding revolver borrowings. As a result of the termination of the Old Credit Facility, the four swaps became ineffective, which required a reclassification of $18.9 million of losses from other comprehensive loss into current period interest expense. These swaps will expire in the third quarter of 2012 and the remaining exposure to the fair value of these swaps is not expected to materially impact the results of the Company.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending July 2, 2011 and June 26, 2010, the cash flow impact of these currency hedges was an inflow of $3.2 million and an outflow of $0.3 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of July 2, 2011 were to buy euro $84.1 million and sell U.S. dollars $23.2 million; Japanese yen $20.3 million; and the Swiss franc $14.2 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of July 2, 2011, the Company was in a net payable position of approximately $2.8 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company's hedging activities for foreign currency in Note 11 to the Consolidated Financial Statements.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2011 cost of sales will include about $170 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $17 million compared with the prior year. For the second quarter of 2011, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $4 million in local currency due to resin cost changes as compared with 2010. For the full year of 2011, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $17 million, on a local currency basis, due to resin cost changes as compared with 2010. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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
Changes in Internal Controls
There have been no significant changes in the Company's internal control over financial reporting during the Company's second quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
4/3/11 - 5/7/11	—	$—	—	$347,995,278
5/8/11 - 6/4/11	232,400	64.56	232,400	332,990,407
6/5/11 - 7/2/11	1,164,500	64.41	1,164,500	257,982,511
	1,396,900	$64.44	1,396,900	$257,982,511
_________________________

(a)
The Company's Board of Directors approved, in February 2010, a program for repurchasing shares with an aggregate cost up to $350 million. In January 2011, the Company's board increased the share repurchase authorization by $250 million to $600 million. The authorization runs until February 1, 2015.

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

101*
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended July 2, 2011, filed on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged in detail.

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
August 9, 2011