Form 10-Q
period 2011-10-01
TUPPERWARE BRANDS CORP
filed 2011-11-08
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended October 1, 2011
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
As of November 4, 2011, 57,363,447 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income	3
	13 weeks ended October 1, 2011 and September 25, 2010
	40 weeks ended October 1, 2011 and 39 weeks ended September 25, 2010

	Consolidated Balance Sheets October 1, 2011 and December 25, 2010	5

	Consolidated Statements of Cash Flows 40 weeks ended October 1, 2011 and 39 weeks ended September 25, 2010	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

Signatures		46

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended	13 weeks ended
(Dollars in millions, except per share amounts)	October 1, 2011	September 25, 2010

Net sales	$602.6	$523.2
Cost of products sold	201.7	176.8
Gross margin	400.9	346.4

Delivery, sales and administrative expense	328.7	284.6
Re-engineering and impairment charges	2.2	0.4
Impairment of goodwill and intangible assets	36.1	—
Gains on disposal of assets	—	0.2
Operating income	33.9	61.6

Interest income	0.8	0.6
Interest expense	8.0	7.1
Other expense	0.7	2.0
Income before income taxes	26.0	53.1

Provision for income taxes	15.5	13.2
Net income	$10.5	$39.9

Earnings per share:
Basic	$0.18	$0.64
Diluted	0.17	0.62

Weighted-average shares outstanding:
Basic	59.1	62.6
Diluted	60.5	63.8

Dividends declared per common share	$0.30	$0.25

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	40 weeks ended	39 weeks ended
(Dollars in millions, except per share amounts)	October 1, 2011	September 25, 2010

Net sales	$1,908.9	$1,645.4
Cost of products sold	636.2	542.6
Gross margin	1,272.7	1,102.8

Delivery, sales and administrative expense	1,012.3	886.7
Re-engineering and impairment charges	4.7	4.0
Impairment of goodwill and intangible assets	36.1	—
Gains on disposal of assets	0.7	0.2
Operating income	220.3	212.3

Interest income	2.5	1.7
Interest expense	41.1	21.6
Other expense	0.6	2.6
Income before income taxes	181.1	189.8

Provision for income taxes	49.7	44.9
Net income	$131.4	$144.9

Earnings per share:
Basic	$2.15	$2.31
Diluted	2.10	2.26

Weighted-average shares outstanding:
Basic	61.1	62.6
Diluted	62.5	63.9

Dividends declared per common share	$0.90	$0.75

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	October 1, 2011	December 25, 2010
ASSETS
Cash and cash equivalents	$110.2	$248.7
Accounts receivable, less allowances of $28.0 million in 2011 and $32.4 million in 2010	187.2	181.9
Inventories	329.2	279.1
Deferred income tax benefits, net	75.3	78.5
Non-trade amounts receivable, net	72.2	39.4
Prepaid expenses and other current assets	29.6	21.6
Total current assets	803.7	849.2

Deferred income tax benefits, net	375.3	391.3
Property, plant and equipment, net	265.6	258.0
Long-term receivables, less allowances of $23.8 million in 2011 and $18.8 million in 2010	24.6	22.8
Trademarks and tradenames	160.6	170.2
Other intangible assets, net	8.0	10.2
Goodwill	246.5	284.1
Other assets, net	37.6	30.0
Total assets	$1,921.9	$2,015.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$119.1	$153.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	215.7	1.9
Accrued liabilities	368.8	345.4
Total current liabilities	703.6	500.4

Long-term debt and capital lease obligations	416.7	426.8
Other liabilities	254.1	298.8

Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	122.2	108.0
Retained earnings	1,025.1	969.2
Treasury stock 5,590,483 and 900,754 shares in 2011 and 2010, respectively, at cost	(339.8)	(41.5)
Accumulated other comprehensive loss	(260.6)	(246.5)
Total shareholders' equity	547.5	789.8
Total liabilities and shareholders' equity	$1,921.9	$2,015.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	40 weeks ended	39 weeks ended
(In millions)	October 1, 2011	September 25, 2010
Operating Activities:
Net income	$131.4	$144.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.3	37.0
Equity compensation	10.2	8.0
Amortization and write-off of deferred debt costs	1.3	0.5
Interest rate swap impairment	18.9	—
Net loss (gain) on disposal of assets	1.1	(0.1)
Provision for bad debts	8.9	9.4
Write-down of inventories	10.8	16.0
Non-cash impact of impairment costs	36.1	—
Net change in deferred income taxes	(13.5)	(10.0)
Excess tax benefits from share-based payment arrangements	(8.1)	(5.4)
Changes in assets and liabilities:
Accounts and notes receivable	(17.3)	(7.8)
Inventories	(68.2)	(64.7)
Non-trade amounts receivable	(4.8)	(4.8)
Prepaid expenses	(8.3)	(3.9)
Other assets	(2.9)	(2.0)
Accounts payable and accrued liabilities	(14.0)	0.2
Income taxes payable	(16.4)	(7.7)
Other liabilities	(6.5)	2.0
Net cash impact from hedging activity	(4.2)	(7.6)
Other	(0.1)	(0.5)
Net cash provided by operating activities	92.7	103.5

Investing Activities:
Capital expenditures	(49.3)	(34.6)
Proceeds from disposal of property, plant and equipment	3.2	9.5
Net cash used in investing activities	(46.1)	(25.1)

Financing Activities:
Dividend payments to shareholders	(56.1)	(47.2)
Net proceeds from issuance of senior notes(1)	393.3	—
Proceeds from exercise of stock options	15.2	12.9
Repurchase of common stock	(337.8)	(30.6)
Repayment of long-term debt and capital lease obligations	(406.9)	(1.7)
Net change in short-term debt	213.7	0.6
Debt issuance costs	(3.0)	—
Excess tax benefits from share-based payment arrangements	8.1	5.4
Net cash used in financing activities	(173.5)	(60.6)
Effect of exchange rate changes on cash and cash equivalents	(11.6)	(7.4)
Net change in cash and cash equivalents	(138.5)	10.4
Cash and cash equivalents at beginning of year	248.7	112.4
Cash and cash equivalents at end of period	$110.2	$122.8
(1) In addition to the debt discount, proceeds from issuance of senior notes was reduced by $2.6 million for non-cash debt issuance costs.
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
The Company's fiscal year ends on the last Saturday of December and, as a result, the 2011 fiscal year will contain 53 weeks, as compared with 52 weeks for fiscal 2010. In addition, the year-to-date period ending October 1, 2011 contained 40 weeks, as compared with 39 weeks for the year-to-date period ending September 25, 2010.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the third quarters of 2011 and 2010 were $36.3 million and $31.7 million, respectively, and were $113.7 million and $98.5 million for the year-to-date periods ended October 1, 2011 and September 25, 2010, respectively.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $106.9 million and $87.6 million for the third quarters of 2011 and 2010, respectively, and $331.8 million and $287.5 million for the year-to-date periods ended October 1, 2011 and September 25, 2010, respectively.

Note 4:	Inventories

	October 1, 2011	December 25, 2010
	(in millions)
Finished goods	$220.0	$184.7
Work in process	27.4	20.0
Raw materials and supplies	81.8	74.4
Total inventories	$329.2	$279.1

Note 5:	Net Income Per Common Share
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
The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends (participating securities) using the two-class method of computing earnings per share. The Company had no unvested share-based payment awards outstanding that were classified as participating securities in the third quarter and year-to-date period of 2011. The Company had 0.1 million and 0.2 million in unvested share-based payment awards outstanding that were classified as participating securities in the third quarter and year-to-date period of 2010, respectively. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities, according to dividends declared and participation rights in undistributed earnings. Under that method, net income is reduced by the amount of dividends declared in the current period for common shareholders and participating security holders. The remaining earnings, or “undistributed earnings”, are allocated between common stock and participating securities to the extent that each security would share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis for common stock and participating securities due to the rights of the participating security holders and the Company's history of paying dividends equally on a per share basis.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended	13 weeks ended	40 weeks ended	39 weeks ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net income	$10.5	$39.9	$131.4	$144.9
Less dividends declared:
To common shareholders	17.6	15.9	55.3	47.4
To participating security holders	—	—	—	0.2
Total undistributed (deficit)/earnings	$(7.1)	$24.0	$76.1	$97.3

Undistributed (deficit)/earnings to common shareholders	$(7.1)	$23.9	$76.1	$97.0
Undistributed earnings to participating security holders	—	0.1	—	0.3
Net income available to common shareholders for basic and diluted earnings per share	$10.5	$39.8	$131.4	$144.4

Weighted-average shares of common stock outstanding	59.1	62.6	61.1	62.6
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.4	1.2	1.4	1.3
Weighted-average common and common equivalent shares outstanding	60.5	63.8	62.5	63.9

Basic earnings per share	$0.18	$0.64	$2.15	$2.31

Diluted earnings per share	$0.17	$0.62	$2.10	$2.26

Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.1	0.5	0.2	0.5

Note 6:	Comprehensive Income
In addition to net income, comprehensive income included certain amounts recorded directly in equity. The components of comprehensive income, net of related income tax effects, for the respective periods were as follows (in millions):

	13 weeks ended	13 weeks ended	40 weeks ended	39 weeks ended
	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net income	$10.5	$39.9	$131.4	$144.9
Foreign currency translation adjustments	(78.1)	22.9	(32.5)	3.2
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $(0.1) million for the third quarter 2010 and $8.1 and $(0.3) million for the 2011 and 2010 respective year-to-date periods.	2.6	(0.3)	16.5	(0.7)
Pension and other post-retirement costs, net of tax provision of $0.4 and $0.2 million for the third quarters of 2011 and 2010, respectively, and $1.2 and $0.6 million for the year-to-date periods of 2011 and 2010, respectively.	1.6	0.5	1.9	1.8
Comprehensive (loss) income	$(63.4)	$63.0	$117.3	$149.2

Accumulated other comprehensive loss is comprised of amounts related to pension liabilities, foreign currency translation adjustments and hedge activity.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering Costs
The Company recorded $2.2 million and $4.7 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2011, primarily related to severance costs incurred to reduce head count in its Argentina, Australia, France, Greece, Japan, Malaysia, Mexico, Spain, and United States operations mainly due to implementing changes in the businesses' management structures and the decision to cease operating its Nutrimetics business in Malaysia.
The Company recorded $0.4 million and $4.0 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2010, respectively, primarily related to severance costs incurred in its Argentina, Australia, BeautiControl, France, Greece, Japan and Mexico operations, also mainly due to implementing changes in the businesses' management structures, as well as for facility relocation costs in Japan.
The balances included in accrued liabilities related to re-engineering and impairment charges as of October 1, 2011 and December 25, 2010 were as follows (in millions):

	October 1, 2011	December 25, 2010
Beginning of the year balance	$2.4	$1.5
Provision	4.7	7.6
Cash expenditures:
Severance	(4.2)	(5.5)
Other	(0.9)	(1.1)
Non-cash asset impairments	—	(0.1)
End of period balance	$2.0	$2.4

The accrual balance as of October 1, 2011, relates primarily to severance payments expected to be made by the end of the second quarter of 2012. In connection with the decision to cease operations at Nutrimetics Malaysia, the Company recorded a $1.2 million charge to cost of sales for inventory obsolescence.

Note 8: Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl.
The Company does not amortize its tradename intangible assets or goodwill. Instead, the Company tests these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. Certain tradenames are allocated between multiple reporting units. The impairment test for the Company's tradenames involves comparing the estimated combined fair value of the assets to the combined carrying amounts, to determine if a write-down to fair value is required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The impairment test for goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure for any goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
In prior years, the Company recorded impairment charges related to its NaturCare, Nutrimetics and South African businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. Also contributing to the previous impairments was an overall increase to the assumed discount rates used in the valuations. In the third quarter of 2011, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl, which was completed in the second quarter. During the third quarter of 2011, the financial results of Nutrimetics were below expectations. As well, the Company made the decision to cease operating its Nutrimetics business in Malaysia. As a result, the Company lowered its forecast of future sales and profit. The result of the impairment tests was to record a $31.1 million impairment to the Nutrimetics goodwill in the Asia Pacific reporting unit and a $5.0 million impairment to its tradename.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with generally a greater weighting on the income approach (75 percent). When the characteristics of the reporting unit are more similar to the guideline public companies in terms of size, markets and economy then a more equal weighting is used between the income and market approaches. The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant 2011 assumptions for these forecasts included annual revenue growth rates ranging from zero to 12.0 percent with an average growth rate of 6 percent. The growth rates are determined by reviewing historical results of these units and the historical results of the Company’s other business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units in 2011, the Company applied discount rates to its reporting units’ projected cash flows ranging from 11.6 to 22.3 percent. The discount rate at the high end of this range was for the Avroy Shlain and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.
The fair value of the Company’s tradenames was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3.0 to 4.75 percent was used in 2011. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 12.6 to 22.3 percent, and revenue growth ranging from zero to 12 percent, with an average growth rate of 6 percent, and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing goodwill, the discount rates toward the high end of the range related to tradenames located in areas with higher country risks, including revenue generated using the Avroy Shlain tradenames in South Africa and the Nuvo tradename in Uruguay.
With the goodwill impairment recorded in the current year for Nutrimetics Asia Pacific, this unit is at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics tradename value, as the fair value was set equal to carrying value in the current period. The fair value of the Avroy Shlain, Fuller Mexico, Fuller Philippines, NaturCare and Nutrimetics Europe reporting units as well as the Nuvo and Avroy Shlain trade names exceeded the carrying value by over 65 percent at the valuation date. The fair value of the Fuller Latin America and BeautiControl reporting units exceeded the carrying value by almost 45 percent. The fair value of the Company’s Fuller and NaturCare tradenames showed an excess of 29 and 37 percent over carrying value, respectively. Given the sensitivity of the valuation to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.

Note 9:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Since the acquisition of the direct selling businesses of Sara Lee Corporation in 2005, certain segments previously aggregated in Beauty Other have changed such that both Tupperware and beauty and personal care products contribute significantly to sales and profit, which has changed the way these businesses have been operated. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in Asia Pacific; the Company's Central America businesses in Tupperware North America; the Nutrimetics businesses in Europe and Asia Pacific (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 has been reclassified to conform to the new presentation.
The Company's reportable segments include the following:

Europe
Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain® and Nutrimetics® units that sell beauty and personal care products. Asia Pacific also sells beauty and personal care products in some of its units under the NaturCare®,Nutrimetics® and Fuller® brands.

Asia Pacific
Tupperware North America
Beauty North America
Premium cosmetics, skin care and personal care products marketed under the BeautiControl® and Armand Dupree® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico and Central America.

South America	Both houseware and beauty products under the Fuller®, Nuvo® and Tupperware® brands.

Worldwide sales of beauty and personal care products totaled $168.0 million and $158.9 million in the third quarters of 2011 and 2010, respectively, and $513.7 million and $475.8 million in the year-to-date periods ended October 1, 2011 and September 25, 2010, respectively.

	13 weeks ended	13 weeks ended	40 weeks ended	39 weeks ended
(In millions)	October 1, 2011	September 25, 2010	October 1, 2011	September 25, 2010
Net sales:
Europe	$169.0	$155.5	$623.8	$566.5
Asia Pacific	180.3	145.2	515.9	409.0
Tupperware North America	82.3	78.5	267.1	246.2
Beauty North America	99.4	96.7	303.0	296.7
South America	71.6	47.3	199.1	127.0
Total net sales	$602.6	$523.2	$1,908.9	$1,645.4

Segment profit:
Europe	$16.3	$16.6	$98.2	$89.3
Asia Pacific	38.8	29.5	100.2	73.3
Tupperware North America	13.3	9.8	42.3	38.2
Beauty North America	4.7	12.5	27.3	39.4
South America	12.9	7.4	33.3	14.6
Total segment profit	86.0	75.8	301.3	254.8

Unallocated expenses	(14.5)	(16.0)	(41.5)	(41.3)
Re-engineering and impairment charges (a)	(2.2)	(0.4)	(4.7)	(4.0)
Impairment of goodwill and intangibles	(36.1)	—	(36.1)	—
Gains on disposal of assets	—	0.2	0.7	0.2
Interest expense, net	(7.2)	(6.5)	(38.6)	(19.9)
Income before taxes	$26.0	$53.1	$181.1	$189.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Identifiable assets:	October 1, 2011	December 25, 2010
Europe	$424.0	$397.8
Asia Pacific	354.6	349.6
Tupperware North America	176.2	165.3
Beauty North America	375.8	419.2
South America	116.9	95.1
Corporate	474.4	588.8
Total identifiable assets	$1,921.9	$2,015.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 10:	Debt
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
The Notes were issued under an Indenture, dated as of June 2, 2011 (the “Indenture”), between the Company, the Guarantor and Wells Fargo Bank, N.A. (the “Trustee”). As security for its obligations under the guarantee of the Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain circumstances specified in the Indenture.
Prior to March 1, 2021, the Company may redeem the Notes, at its option, at a redemption price equal to 100 percent of the principal amount to be redeemed, accrued interest and a make-whole premium equal to the present value of the remaining scheduled payments of principal and interest. In determining the present value of the remaining scheduled payments, such payments shall be discounted to the redemption date using a discount rate equal to the Treasury Rate (as defined in the Indenture) plus 30 basis points. On or after March 1, 2021, the redemption price will equal 100 percent of the principal amount of the Notes to be redeemed.
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations.
The Notes were initially sold to qualified institutional buyers in transactions pursuant to Rule 144A under the Securities Act of 1933. In connection with the sale, the Company and the Guarantor entered into a registration rights agreement with the Initial Purchasers (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company and the Guarantor have agreed to file with the Securities and Exchange Commission ("SEC") by November 29, 2011 a registration statement to offer to exchange the Notes for registered notes substantially identical to the Notes (except that the registered notes will not be subject to the additional interest provisions or restrictions on ownership or transfer that the Notes are), to use commercially reasonable efforts to cause such registration statement to be declared effective by December 29, 2011 and to consummate the exchange offer by February 27, 2012. If the Company and the Guarantor fail to comply with their obligations under the Registration Rights Agreement, the Company would be required to pay additional interest with respect to the Notes. The required registration statement was filed with the SEC on November 1, 2011.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit Agreement
Also on June 2, 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement (the “Credit Agreement”) with a consortium of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of October 1, 2011, the Company had $213.6 million of borrowings outstanding under its $450 million Credit Agreement.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates.  The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate.  As provided in the credit facility a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four (4) fiscal quarters then most recently ended. As of October 1, 2011, the Credit Agreement dictated a spread of 125 basis points, which gave the Company an interest rate at that time of 2.21 percent on borrowings under the Credit Agreement.
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
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement through a security interest in certain "Tupperware" trademarks and service marks.
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
At October 1, 2011, the Company had $338.7 million of unused lines of credit, including $233.3 million under the committed, secured $450 million Credit Agreement, and $105.4 million available under various uncommitted lines around the world.
Prior Debt Structure
Prior to its termination in connection with the signing of the new Credit Agreement, the Old Credit Facility consisted of an $800 million five-year senior secured agreement including a $200 million revolving credit facility and originally $600 million in term loans. There were $405 million in outstanding term loans at the date of termination. The interest rate charged on outstanding borrowings under the old revolving credit facility was a floating LIBOR base rate plus an applicable margin. Although the Old Credit Facility was a floating rate debt instrument, the Company was required to maintain at least 40 percent of the term loans outstanding at fixed rates, which was achieved through the use of interest rate swaps, as further discussed in Note 11 to the Consolidated Financial Statements. As of the date the Old Credit Facility was terminated, $325 million of the term loans had been swapped to fixed interest rates. The Old Credit Facility, which dictated a contractual spread of 62.5 basis points at its termination, combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent on the previous term loans.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $1.6 million and $1.7 million in third quarters of 2011 and 2010, respectively, and pretax gains of $5.7 million and $4.2 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax losses of $0.4 million and $0.5 million in the third quarters of 2011 and 2010, respectively, and in pretax losses of $1.6 million for each of the year-to-date periods.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive income. The Company recorded a net gain (loss) associated with these hedges, in other comprehensive income, net of tax, of $18.2 million and $(4.1) million in the third quarter of 2011 and 2010, respectively, and a net gain (loss) of $7.1 million and $(4.2) million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the third quarters of 2011 and 2010, forward points on net equity hedges resulted in pretax losses of $2.5 million and $2.2 million, respectively, and they resulted in pretax losses of $7.9 million and $5.8 million for the respective year-to-date periods.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The cash flow impact of these currency hedges was an outflow of $4.2 million and $7.6 million for the year-to-date periods ending October 1, 2011 and September 25, 2010, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of October 1, 2011 and December 25, 2010. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	October 1, 2011		December 25, 2010
(in millions)	Buy	Sell	Buy	Sell
U.S. dollar	$41.7		$21.0
Euro	39.7		65.2
South African rand	11.3			$1.2
Brazilian real	9.6		2.8
Mexican peso	8.3			0.2
Indonesian rupiah	8.2		17.5
Malaysian ringgit	7.8			0.3
New Zealand dollar	2.0		4.4
South Korean won	0.6		12.5
Hungarian forint	0.2			1.9
Swiss franc		$28.8		49.6
Japanese yen		22.0		11.9
Turkish lira		17.7		11.9
Australian dollar		11.1		5.5
Russian ruble		6.0		1.0
Polish zloty		4.9		5.7
British pound		4.1		3.3
Kazakhstan tenge		3.7		2.6
Canadian dollar		2.9		9.6
Croatian kuna		2.6		2.6
Thai baht		2.5		2.2
Norwegian krone		2.2		1.8
Argentine peso		1.7		7.6
Swedish krona		1.7		1.5
Ukraine hryvnia		1.3		1.3
Czech koruna		1.1		1.6
Danish krone		0.6		—
Other currencies (net)		3.4		1.9
	$129.4	$118.3	$123.4	$125.2

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Under the Old Credit Facility, which was terminated during the second quarter of 2011 in conjunction with the signing of the new Credit Agreement, there was a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expired in 2012. Under the terms of these swap agreements, the Company received a floating rate equal to the 3 month U.S. dollar LIBOR and paid a weighted average fixed rate of about 4.8 percent. In 2011 and 2010, through the date of termination, the interest rate under the Old Credit Facility also included a spread of 62.5 basis points. As a result of the termination of the Old Credit Facility, the Company recorded $18.9 million in interest expense which was reclassified from other comprehensive loss as a result of the hedges under related interest rate swaps becoming ineffective.
During 2008, the Company entered into a forward interest rate agreement that swapped a portion of the Company's then outstanding LIBOR-based floating obligation into a fixed obligation for $100 million. The Company paid a weighted average rate of about 1.9 percent plus the spread under the Old Credit Facility. This agreement expired at the end of 2010.
The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of October 1, 2011 and December 25, 2010:

	October 1, 2011
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$14.0
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	44.5	Accrued liabilities	33.3
Total derivatives instruments		$44.5		$47.3

	December 25, 2010
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$23.1
Foreign exchange contracts	Non-trade amounts receivable	16.1	Accrued liabilities	17.7
Total derivatives designated as hedging instruments		$16.1		$40.8

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the third quarters ended October 1, 2011 and September 25, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2011	2010		2011	2010
Foreign exchange contracts	Other expense	$(23.9)	$3.0	Other expense	$23.7	$(3.8)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2011	2010		2011	2010		2011	2010
Interest rate contracts	$—	$(0.1)	Interest expense	$—	$—	Interest expense	$—	$0.1
Foreign exchange contracts	2.7	—	Cost of products sold and DS&A	0.8	0.5	Interest expense	(0.4)	(0.5)
Net equity hedging relationships
Foreign exchange contracts	28.4	(6.4)	Other expense	—	—	Interest expense	(2.5)	(2.2)

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the year-to-date periods ended October 1, 2011 and September 25, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2011	2010		2011	2010
Foreign exchange contracts	Other expense	$(3.1)	$—	Other expense	$3.1	$(0.9)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2011	2010		2011	2010		2011	2010
Interest rate contracts	$4.1	$(0.1)	Interest expense	$—	$—	Interest expense	$(18.9)	$0.2
Foreign exchange contracts	(0.2)	0.3	Cost of products sold and DS&A	2.5	0.6	Interest expense	(1.6)	(1.6)
Net equity hedging relationships
Foreign exchange contracts	11.1	(6.6)	Other expense	—	—	Interest expense	(7.9)	(5.8)

Note 12:	Fair Value Measurements
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Some fair value measurements, such as those related to foreign currency forward contracts and interest rate swaps, are performed on a recurring basis, while others, such as those related to evaluating goodwill and other intangibles for impairment, are performed on a nonrecurring basis.

Description of Assets (in millions)	October 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.3	$9.3	$—	$—
Foreign currency derivative contracts	44.5	—	44.5	—
Total	$53.8	$9.3	$44.5	$—

Description of Liabilities (in millions)
Interest rate swaps	$14.0	$—	$14.0	$—
Foreign currency derivative contracts	33.3	—	33.3	—
Total	$47.3	$—	$47.3	$—

Description of Assets (in millions)	December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$30.2	$30.2	$—	$—
Foreign currency derivative contracts	16.1	—	16.1	—
Total	$46.3	$30.2	$16.1	$—

Description of Liabilities (in millions)
Interest rate swaps	$23.1	$—	$23.1	$—
Foreign currency derivative contracts	17.7	—	17.7	—
Total	$40.8	$—	$40.8	$—

The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of October 1, 2011 and December 25, 2010, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of positive $11.2 million and negative $1.6 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 11 to the Consolidated Financial Statements.
The fair value of interest rate swap contracts was based on the discounted net present value of the swap using third party quotes. Changes in fair market value were recorded in other comprehensive income through the termination date of the related credit facility, and changes resulting from ineffectiveness, which were not material, have been recorded in current earnings.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the Company's cash equivalents balances as of October 1, 2011 and December 25, 2010 were $9.3 million and $30.2 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
The following table presents information about assets and liabilities measured at fair value on a non-recurring basis as of October 1, 2011, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	October 1, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Intangible Assets	$22.3	$—	$—	$22.3
Goodwill	7.3	—	—	7.3
Total	$29.6	$—	$—	$29.6

In the third quarter of 2011, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl, which was completed in the second quarter. As a result, goodwill allocated to the Nutrimetics Asia Pacific reporting units was written down to its implied fair value of $7.3 million. Additionally, intangible assets relating to the Company’s Nutrimetics tradename was written down to its implied fair value of $22.3 million. Refer to Note 8 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at October 1, 2011 and December 25, 2010. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes debt was $412 million at October 1, 2011 compared with the carrying value of $396 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarter and year-to-date periods ended October 1, 2011 and September 25, 2010 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2.6	$2.4	$—	$—	$7.8	$7.0	$0.1	$—
Interest cost	2.6	2.5	0.4	0.6	7.8	7.5	1.3	1.5
Expected return on plan assets	(1.7)	(1.7)	—	—	(5.0)	(4.9)	—	—
Settlement/Curtailment	—	—	—	—	1.0	—	—	—
Net amortization	1.0	0.8	(0.1)	(0.1)	2.8	2.5	(0.3)	(0.2)
Net periodic benefit cost	$4.5	$4.0	$0.3	$0.5	$14.4	$12.1	$1.1	$1.3

During the year-to-date periods of 2011 and 2010, approximately $3.5 million and $2.3 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14:	Income Taxes
As of October 1, 2011 and December 25, 2010, the Company's gross unrecognized tax benefit was $30.2 million and $27.3 million, respectively. The accrual for uncertain tax positions increased for positions being taken in various global tax filings, and the impact of foreign currency fluctuations. The Company estimates that approximately $25.0 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.8 million and $5.1 million as of October 1, 2011 and December 25, 2010, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of October 1, 2011, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
The effective tax rate for the third quarter of 2011 was 59.3 percent, compared with 24.8 percent for the comparable 2010 period. The increase was due to intangible impairment charges recorded in the third quarter of 2011for which no tax benefit was available. The effective tax rate for the year to date period ending October 1, 2011 was 27.4 percent, compared with 23.7 percent for the comparable 2010 period, with the change primarily due to the above item impacting the quarter, offset in part by the tax benefit from the Company's refinancing costs incurred in the second quarter. On a year-to-date basis, the effective tax rates are below the U.S. statutory rate, primarily due to lower foreign effective tax rates. As a result of tax law changes in Mexico, a tax election was made during the first quarter that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred discrete tax costs of $16.8 million during the first quarter due to the Company's decision to repatriate earnings from Australia and certain foreign units that were previously determined to be indefinitely reinvested, in order to take advantage of historically favorable exchange rates.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares to satisfy minimum statutorily required withholding taxes. In the year-to-date periods of 2011 and 2010, 30,108 and 34,586 shares, respectively, were retained to fund withholding taxes, with values totaling $1.6 million and $1.5 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows. For the year-to-date period ended September 25, 2010, the Company acquired $4.6 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in 2011.

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
Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. No stock options were granted in the year-to-date periods of 2011 or 2010. Compensation expense associated with all outstanding stock option awards was $0.5 million and $0.7 million in the third quarters of 2011 and 2010, respectively, and $1.4 million and $2.0 million in the year-to-date periods of 2011 and 2010, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock option activity for 2011, under all of the Company's incentive plans, is summarized in the following table:

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Shares subject to option exercisable at end of period	Weighted average exercise price per share
Balance at December 25, 2010	3,535,204	$27.43	2,591,135	$23.69
Granted	—	—
Expired / Forfeited	(2,484)	48.30
Exercised	(680,562)	22.36
Balance at October 1, 2011	2,852,158	$28.62	1,953,624	$24.06

The intrinsic value of options exercised totaled $1.9 million and $5.0 million, respectively, in the third quarters of 2011 and 2010 and $23.1 million and $17.9 million in the respective year-to-date periods.
Performance Awards, Restricted Stock and Restricted Stock Units
The Company also grants performance awards, restricted stock and restricted stock units to employees and directors. The Company has time-vested and performance-vested awards, which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded straight-line over the required service period. For performance-vested awards, expense is recorded over the required service period, subject to a probability assessment of achieving the performance criteria.
The Company granted 101,000 shares of time-vested restricted stock in January 2011 with a weighted average fair value of $56.67 per share that vest over a period of 3 years from the date of grant. In May 2011, the Company granted 18,707 time-vested restricted stock units with a fair value of $66.05 per share that vest over one year from date of grant. The Company also granted performance-vested awards totaling 73,975 shares under its performance share plan in February 2011. The Company's performance-vested awards, granted under its performance share plan, provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three year performance period. The program is based upon a pre-defined number of performance share units. Depending on achievement under the performance measures, the actual payout can be up to 150 percent of shares initially granted. In January 2010, the Company granted 6,255 shares of time-vested restricted stock with a fair value of $42.54 per share that vest over an average period of 2.6 years. In May 2010, the Company granted 24,180 time-vested restricted stock units with a fair value of $47.05 per share that vested over one year from date of grant. The Company also granted performance-vested awards totaling 61,400 shares under its performance share plan in February 2010.
For the third quarters of 2011 and 2010, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $2.9 million and $2.1 million, respectively. Such expense was $8.8 million and $6.0 million for the year-to-date periods of 2011 and 2010, respectively.
Restricted stock, restricted stock units, and performance share award activity for 2011 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Balance at December 25, 2010	987,739	$25.86
Granted	193,682	56.85
Performance share adjustments	14,233	54.76
Vested	(213,300)	23.14
Forfeited	(9,339)	36.45
Balance at October 1, 2011	973,015	$33.09

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair value of performance awards, restricted stock and restricted stock units vested was $0.1 million in the third quarter of 2010, and $11.2 million and $7.3 million in the first nine months of 2011 and 2010, respectively. There were no such amounts vested in the third quarter of 2011. As of October 1, 2011, total unrecognized stock based compensation expense related to all stock based awards was $19.8 million, which is expected to be recognized over a weighted average period of 24 months. The average remaining contractual life on outstanding and exercisable stock options was 5.8 years and 4.8 years, respectively.

Note 17:	Allowance for Long-Term Receivables
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due. As of October 1, 2011, $28.7 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

The balance of the allowance for long-term receivables as of October 1, 2011 was as follows (in millions):

Balance at December 25, 2010	$18.8
Write-offs	(2.8)
Recoveries	(1.1)
Provision (a)	8.5
Currency translation adjustment	0.4
Balance at October 1, 2011	$23.8

(a) Provision includes $4.7 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 10 to the Consolidated Financial Statements.
Condensed consolidated financial information as of October 1, 2011 and December 25, 2010 and for the quarter-to-date and year-to-date periods ended October 1, 2011 and September 25, 2010 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Note that there are certain entities within the Non-Guarantors classification which the Parent owns directly.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	October 1, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$110.1	$—	$110.2
Accounts receivable, net	—	—	187.2	—	187.2
Inventories	—	—	329.2	—	329.2
Deferred income tax benefits, net	—	25.4	53.0	(3.1)	75.3
Non-trade amounts receivable, net	0.3	19.3	52.2	0.4	72.2
Intercompany receivables	1,501.8	3,242.4	1,413.2	(6,157.4)	—
Prepaid expenses and other current assets	1.5	3.8	64.9	(40.6)	29.6
Total current assets	1,503.6	3,291.0	2,209.8	(6,200.7)	803.7

Deferred income tax benefits, net	76.5	141.0	157.8	—	375.3
Property, plant and equipment, net	—	22.8	242.8	—	265.6
Long-term receivables, net	—	0.1	24.5	—	24.6
Trademarks and tradenames	—	—	160.6	—	160.6
Other intangible assets, net	—	—	8.0	—	8.0
Goodwill	—	2.9	243.6	—	246.5
Investments in subsidiaries	2,635.2	1,727.3	—	(4,362.5)	—
Intercompany notes receivable	96.3	510.7	1,462.6	(2,069.6)	—
Other assets, net	28.1	8.2	114.2	(112.9)	37.6
Total assets	$4,339.7	$5,704.0	$4,623.9	$(12,745.7)	$1,921.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$119.1	$—	$119.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	213.6	—	2.1	—	215.7
Intercompany payables	2,768.4	2,226.4	1,162.6	(6,157.4)	—
Accrued liabilities	48.0	69.5	319.3	(68.0)	368.8
Total current liabilities	3,030.0	2,295.9	1,603.1	(6,225.4)	703.6

Long-term debt and capital lease obligations	396.1	—	20.6	—	416.7
Intercompany notes payable	341.9	1,120.6	607.1	(2,069.6)	—
Other liabilities	24.2	103.0	215.1	(88.2)	254.1

Shareholders' equity	547.5	2,184.5	2,178.0	(4,362.5)	547.5
Total liabilities and shareholders' equity	$4,339.7	$5,704.0	$4,623.9	$(12,745.7)	$1,921.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	December 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$20.0	$52.2	$176.5	$—	$248.7
Accounts receivable, net	—	—	181.9	—	181.9
Inventories	—	—	279.1	—	279.1
Deferred income tax benefits, net	58.5	—	60.0	(40.0)	78.5
Non-trade amounts receivable, net	—	0.7	38.7	—	39.4
Intercompany receivables	693.7	2,370.2	776.9	(3,840.8)	—
Prepaid expenses and other current assets	1.2	2.0	18.4	—	21.6
Total current assets	773.4	2,425.1	1,531.5	(3,880.8)	849.2

Deferred income tax benefits, net	53.8	187.8	150.3	(0.6)	391.3
Property, plant and equipment, net	—	21.1	236.9	—	258.0
Long-term receivables, net	—	0.1	22.7	—	22.8
Trademarks and tradenames	—	—	170.2	—	170.2
Other intangible assets, net	—	—	10.2	—	10.2
Goodwill	—	2.9	281.2	—	284.1
Investment in subsidiaries	2,495.5	1,592.2	—	(4,087.7)	—
Intercompany notes receivable	239.5	518.9	1,538.3	(2,296.7)	—
Other assets, net	54.7	7.8	29.2	(61.7)	30.0
Total assets	$3,616.9	$4,755.9	$3,970.5	$(10,327.5)	$2,015.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$153.1	$—	$153.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	—	—	1.9	—	1.9
Intercompany payables	1,967.0	1,462.1	411.7	(3,840.8)	—
Accrued liabilities	24.0	119.7	295.9	(94.2)	345.4
Total current liabilities	1,991.0	1,581.8	862.6	(3,935.0)	500.4

Long-term debt and capital lease obligations	405.0	—	21.8	—	426.8
Intercompany notes payable	385.1	1,153.1	758.5	(2,296.7)	—
Other liabilities	46.0	19.1	241.8	(8.1)	298.8

Shareholders' equity	789.8	2,001.9	2,085.8	(4,087.7)	789.8
Total liabilities and shareholders' equity	$3,616.9	$4,755.9	$3,970.5	$(10,327.5)	$2,015.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended October 1, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total

Net sales	$—	$—	$603.4	$(0.8)	$602.6
Other revenue	—	13.6	3.9	(17.5)	—
Cost of products sold	—	3.9	216.1	(18.3)	201.7
Gross margin	—	9.7	391.2	—	400.9

Delivery, sales and administrative expense	3.6	12.3	312.8	—	328.7
Re-engineering and impairment charges	—	—	2.2	—	2.2
Impairment of goodwill and intangible assets	—	—	36.1	—	36.1
Operating (loss) income	(3.6)	(2.6)	40.1	—	33.9

Interest income	0.5	8.2	2.7	(10.6)	0.8
Interest expense	7.4	3.9	7.3	(10.6)	8.0
Income (loss) from equity investments in subsidiaries	17.1	23.3	—	(40.4)	—
Other expense	—	0.1	0.6	—	0.7
Income (loss) before income taxes	6.6	24.9	34.9	(40.4)	26.0
(Benefit) provision for income taxes	(3.9)	7.6	11.8	—	15.5
Net income (loss)	$10.5	$17.3	$23.1	$(40.4)	$10.5

Consolidating Statement of Income

	13 Weeks Ended September 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total

Net sales	$—	$—	$524.1	$(0.9)	$523.2
Other revenue	—	12.2	4.1	(16.3)	—
Cost of products sold	—	4.0	190.0	(17.2)	176.8
Gross margin	—	8.2	338.2	—	346.4

Delivery, sales and administrative expense	3.0	16.2	265.4	—	284.6
Re-engineering and impairment charges	—	—	0.4	—	0.4
Gains on disposal of assets	—	—	0.2	—	0.2
Operating (loss) income	(3.0)	(8.0)	72.6	—	61.6

Interest income	0.5	7.8	2.3	(10.0)	0.6
Interest expense	7.3	2.5	7.3	(10.0)	7.1
Income from equity investments in subsidiaries	46.3	53.1	—	(99.4)	—
Other expense	—	—	2.0	—	2.0
Income before income taxes	36.5	50.4	65.6	(99.4)	53.1
(Benefit) provision for income taxes	(3.4)	4.0	12.6	—	13.2
Net income	$39.9	$46.4	$53.0	$(99.4)	$39.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	40 Weeks Ended October 1, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total

Net sales	$—	$—	$1,911.3	$(2.4)	$1,908.9
Other revenue	—	70.4	10.4	(80.8)	—
Cost of products sold	—	10.4	709.0	(83.2)	636.2
Gross margin	—	60.0	1,212.7	—	1,272.7

Delivery, sales and administrative expense	10.7	43.9	957.7	—	1,012.3
Re-engineering and impairment charges	—	—	4.7	—	4.7
Impairment of goodwill and intangible assets	—	—	36.1	—	36.1
Gains on disposal of assets	—	—	0.7	—	0.7
Operating (loss) income	(10.7)	16.1	214.9	—	220.3

Interest income	1.4	25.7	8.5	(33.1)	2.5
Interest expense	40.2	10.8	23.2	(33.1)	41.1
Income from equity investments in subsidiaries	163.1	155.1	—	(318.2)	—
Other expense	—	0.1	0.5	—	0.6
Income before income taxes	113.6	186.0	199.7	(318.2)	181.1
Provision for income taxes	(17.8)	25.7	41.8	—	49.7
Net income	$131.4	$160.3	$157.9	$(318.2)	$131.4

Consolidating Statement of Income

	39 Weeks Ended September 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total

Net sales	$—	$—	$1,647.5	$(2.1)	$1,645.4
Other revenue	—	35.2	11.8	(47.0)	—
Cost of products sold	—	11.7	580.0	(49.1)	542.6
Gross margin	—	23.5	1,079.3	—	1,102.8

Delivery, sales and administrative expense	8.4	43.5	834.8	—	886.7
Re-engineering and impairment charges	—	—	4.0	—	4.0
Gains on disposal of assets	—	—	0.2	—	0.2
Operating (loss) income	(8.4)	(20.0)	240.7	—	212.3

Interest income	1.7	24.5	5.5	(30.0)	1.7
Interest expense	21.2	7.5	22.9	(30.0)	21.6
Income from equity investments in subsidiaries	162.8	180.9	—	(343.7)	—
Other expense	—	0.2	2.4	—	2.6
Income before income taxes	134.9	177.7	220.9	(343.7)	189.8
Provision for income taxes	(10.0)	13.8	41.1	—	44.9
Net income	$144.9	$163.9	$179.8	$(343.7)	$144.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	40 Weeks Ended October 1, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$51.5	$(25.7)	$51.5	$15.4	$92.7

Investing Activities:
Capital expenditures	—	(5.5)	(43.8)	—	(49.3)
Proceeds from disposal of property, plant and equipment	—	—	3.2	—	3.2
Net cash used in investing activities	—	(5.5)	(40.6)	—	(46.1)

Financing Activities:
Dividend payments to shareholders	(56.1)	—	—	—	(56.1)
Dividend payments to parent	—	—	(12.0)	12.0	—
Net proceeds from issuance of senior notes	393.4	—	(0.1)	—	393.3
Proceeds from exercise of stock options	15.2	—	—	—	15.2
Repurchase of common stock	(337.8)	—	—	—	(337.8)
Repayment of long-term debt and capital lease obligations	(405.0)	—	(1.9)	—	(406.9)
Net change in short-term debt	213.7	—	—	—	213.7
Debt issuance costs	(3.0)	—	—	—	(3.0)
Excess tax benefits from share-based payment arrangements	8.1	—	—	—	8.1
Net intercompany notes payables (receivables)	100.0	(20.9)	(51.7)	(27.4)	—
Net cash used in financing activities	(71.5)	(20.9)	(65.7)	(15.4)	(173.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.6)	—	(11.6)
Net change in cash and cash equivalents	(20.0)	(52.1)	(66.4)	—	(138.5)
Cash and cash equivalents at beginning of year	20.0	52.2	176.5	—	248.7
Cash and cash equivalents at end of period	$—	$0.1	$110.1	$—	$110.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$120.0	$(160.2)	$166.9	$(23.2)	$103.5

Investing Activities:
Capital expenditures	—	(3.1)	(31.5)	—	(34.6)
Proceeds from disposal of property, plant and equipment	—	—	9.5	—	9.5
Net cash used in investing activities	—	(3.1)	(22.0)	—	(25.1)

Financing Activities:
Dividend payments to shareholders	(47.2)	—	—	—	(47.2)
Dividend payments to parent	—	—	(8.1)	8.1	—
Proceeds from exercise of stock options	12.9	—	—	—	12.9
Repurchase of common stock	(30.6)	—	—	—	(30.6)
Repayment of long-term debt and capital lease obligations	—	—	(1.7)	—	(1.7)
Net change in short-term debt	—	—	0.6	—	0.6
Excess tax benefits from share-based payment arrangements	5.4	—	—	—	5.4
Net intercompany notes (receivables) payables	(60.4)	167.2	(121.9)	15.1	—
Net cash (used in) provided by financing activities	(119.9)	167.2	(131.1)	23.2	(60.6)
Effect of exchange rate changes on cash and cash equivalents	—	(8.3)	0.9	—	(7.4)
Net change in cash and cash equivalents	0.1	(4.4)	14.7	—	10.4
Cash and cash equivalents at beginning of year	—	9.4	103.0	—	112.4
Cash and cash equivalents at end of period	$0.1	$5.0	$117.7	$—	$122.8

Note 19:	New Accounting Pronouncements
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
In May 2011, the FASB issued amendments to existing guidance regarding fair value measurement practices. The amendments provide a consistent definition of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change certain fair value measurement principles and disclosure requirements under U.S. GAAP. For public companies, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company does not believe the amendments will have a significant impact on its Consolidated Financial Statements.
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
In September 2011, the FASB issued amendments to existing guidance regarding goodwill impairment testing. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for all companies for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company has elected to adopt this guidance as of fiscal year 2012, and it does not believe the amendments will have a significant impact on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 40 weeks ended October 1, 2011 compared with the 13 and 39 weeks ended September 25, 2010 and changes in financial condition during the 40 weeks ended October 1, 2011. The Company's fiscal year ends on the last Saturday of December and as a result the 2011 fiscal year will contain 53 weeks as compared with 52 weeks for fiscal 2010. In addition, the year-to-date period ending October 1, 2011 contained 40 weeks as compared with 39 weeks in the year-to-date period ending September 25, 2010.
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
As exchange rates are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers' ability to understand the Company's operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been the exchange rates in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis, or "excluding the impact of foreign currency." These results should be considered in addition to, not as a substitute for, results reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results on a local currency basis may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Overview

	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	October 1, 2011	September 25, 2010
Net sales	$602.6	$523.2	15%		10%	$23.9
Gross margin as percent of sales	66.5%	66.2%	0.3	pp	na	na
DS&A as percent of sales	54.5%	54.4%	0.1	pp	na	na
Operating income	$33.9	$61.6	(45)%		(48)%	$3.6
Net income	10.5	39.9	(73)		(75)	2.7
Net income per diluted share	0.17	0.62	(73)		(74)	0.04

	40 weeks ended	39 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	October 1, 2011	September 25, 2010
Net sales	$1,908.9	$1,645.4	16%		10%	$92.8
Gross margin as percent of sales	66.7%	67.0%	(0.3)	pp	na	na
DS&A as percent of sales	53.0%	53.9%	(0.9)	pp	na	na
Operating income	$220.3	$212.3	4%		(3)%	$15.7
Net income	131.4	144.9	(9)		(16)	11.9
Net income per diluted share	2.15	2.31	(7)		(14)	0.19
_________________________

na	not applicable
pp	percentage points

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
Total local currency net sales increased 10 percent in the third quarter of 2011 compared with the same period of 2010. The Company's businesses operating in emerging market economies achieved significant growth in the quarter with a 19 percent increase in local currency sales. The Company's units that operate in established economy markets, as a group, declined local currency sales 3 percent compared with 2010. The Company defines its established markets as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. Among the emerging market units, the main increases were in Brazil, China, Fuller Mexico, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, and Venezuela. Among the established market businesses, Germany and Italy had strong increases, which were offset by decreases at BeautiControl, France, Nutrimetics Australia and Tupperware Australia. On a local currency basis, operating income and net income decreased in the third quarter of 2011, compared with the same period in 2010. The decrease in operating and net income reflected a $36.1 million impairment of purchase accounting intangibles of Nutrimetics, as well as decreases in profit in the Europe and the Beauty North America segments. There were profit improvements in the Company's Asia Pacific, South America, and Tupperware North America segments.
Local currency sales for the year-to-date period of 2011 increased 10 percent compared with the same period of 2010. This increase included, under the Company's fiscal year, an estimated 3 percent positive impact from an extra week in the first nine months of the current year. Local currency operating income and net income decreased in the year-to-date period of 2011. The factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the third quarter comparisons, except Europe had increased in profit on a year-to-date basis.
The Company's net working capital position decreased in the year-to-date period of 2011 by $248.7 million, primarily due to an increase in debt to fund net cash used in investing and financing activities, partially offset by increases in inventory and non-trade receivables. The Company closed the third quarter of 2011 with a net debt to capital ratio of 49 percent compared with 29 percent and 19 percent at the end the third and fourth quarters of 2010, respectively. This increase was primarily due to $323 million in net stock repurchases and an increase in outstanding debt of about $200 million during the current year-to-date period. Net debt is defined as total debt less cash and cash equivalents, and capital is defined as net debt plus shareholders' equity. Net cash flow from operating activities was an inflow of $92.7 million for the year-to-date period ending October 1, 2011 compared with $103.5 million for the year-to-date period ending September 25, 2010. The unfavorable comparison, despite higher net income without the non-cash impairment charges related to interest rate swaps and purchase accounting intangibles, was primarily due to the timing of payments for accounts payable and accruals around the beginning of each period, along with the timing of payments due to the third quarter of 2011 ending in the calendar month of October under the Company's fiscal calendar; higher accounts receivable in light of the 10 percent increase in sales in local currency in the third quarter of 2011 versus 2010; and $5 million of payments related to the interest rate swaps for the period after they were impaired as of June 2, 2011.
Net Sales
Local currency sales in the third quarter of 2011 were 10 percent higher compared with the same period of 2010. The improvement was mainly in the Company's emerging markets, which accounted for 63 percent and 59 percent of the Company's reported sales for the third quarters of 2011 and 2010, respectively. Total sales for the emerging markets increased $70.0 million, or 23 percent, which included a positive $8.5 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 19 percent. The substantial increase in local currency sales in the Company's emerging markets was primarily in Brazil, China, Fuller Mexico, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, and Venezuela. The core businesses in all of these units performed well through increases in their total and active sales forces, along with higher sales per active sales force member in most units. Total sales for the established markets increased $9.4 million, or 4 percent, in the third quarter of 2011, which included a positive $15.3 million impact from foreign currency exchange rate changes. Among these units, there were local currency increases in Germany and Italy reflecting higher average sales across the active sales forces. BeautiControl, Nutrimetics Australia, Tupperware Australia, and Tupperware France had the only notable declines, reflecting smaller active sales forces.
On a year-to-date basis, emerging markets accounted for 59 percent and 56 percent of total Company sales for 2011 and 2010, respectively. Total sales on a reported basis in the emerging markets increased $204.4 million, or 22 percent. This reflected a positive impact of changes in foreign currency exchange rates of $44.0 million. Excluding the impact of foreign currency, sales increased in these markets by 17 percent. Total sales for the established markets increased $59.2 million, or 8 percent, for the year-to-date period of 2011, compared with the same period of 2010, which included a positive $48.8 million impact from foreign currency exchange rate changes.

The source of the year-to-date fluctuations largely followed those of the quarter with local currency sales growth in all the segments except Beauty North America; however, in the first nine months of 2011, the Company's sales were lower by $9 million in local currency from business-to-business sales, while for the third quarter there was a negative impact on the comparison of only $0.7 million. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period may not be indicative of future trends.
A more detailed discussion of the sales results for the Company's reporting segments is included in the segment results section below.
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
The Company recorded $2.2 million and $4.7 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2011, primarily related to severance costs incurred to reduce head count in its Argentina, Australia, France, Greece, Japan, Malaysia, Mexico, Spain, and United States operations mainly due to implementing changes in the businesses' management structures and the decision to merge Nutrimetics Malaysia into the Tupperware Malaysia business.
The Company recorded $0.4 million and $4.0 million in re-engineering and impairment charges during the third quarter and year-to-date periods of 2010, respectively, primarily related to severance costs incurred in its Argentina, Australia, BeautiControl, France, Greece, Japan and Mexico operations, also mainly due to implementing changes in the businesses' management structures, as well as for facility relocation costs in Japan.
In the last quarter of 2011, the Company expects to incur approximately $5 million of such costs, mainly related to headcount reductions in several of its operations.
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
In the third quarter of 2011, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter. During the third quarter of 2011, the financial results of Nutrimetics were below expectations. The Company also made the decision in the third quarter to cease operating its Nutrimetics business in Malaysia. As a result, the Company lowered its forecast of future sales and profit below that used to value these businesses under annual impairment analyses performed in prior years. The fair values were determined using a discounted cash flow model. The result of the impairment tests was to record a $31.1 million impairment to the Nutrimetics goodwill and a $5 million impairment to its tradename. Refer to Note 8 to the Consolidated Financial Statements for further discussions of goodwill and tradename impairments.
Gross Margin
Gross margin as a percentage of sales was 66.5 percent and 66.2 percent in the third quarters of 2011 and 2010, respectively. The increase of 0.3 percentage points reflected an improved sales mix and leverage from a higher sales volume in certain markets, along with benefits from changes in estimates of certain non-income tax payments, partially offset by higher resin costs and inventory obsolescence charge in connection with the decision to cease operating the stand alone Nutrimetics Malaysia business.
For the year-to-date period, gross margin as a percentage of sales was 66.7 percent in 2011 compared with 67.0 percent for the same period of 2010. The decrease of 0.3 percentage points was primarily a result of increased resin costs and the sales mix of products sold, with a partial offset from the leverage on fixed costs associated with greater volume.
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense (DS&A). As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses
DS&A was about even as a percentage of sales at 54.5 percent for the third quarter of 2011, compared with 54.4 percent in 2010. In the third quarter of 2011, the Company spent significant incremental amounts versus 2010 in its Fuller Mexico and Tupperware Italy units to increase the size and productivity of its sales forces. The impact of this spending was mostly offset by the leverage on fixed costs associated with the increased sales volume in 2011. For the year-to-date periods, DS&A as a percentage of sales was 53.0 percent for 2011 compared with 53.9 percent in 2010. The decrease in the year-to-date period was mainly due to out of period amounts recorded last year in Russia in the second quarter. There was also a benefit in some units from the leveraging of higher sales volume due to the fixed nature of certain costs included in this caption. Partially offsetting these improvements was higher spending on promotions and marketing as the Company continued to concentrate its efforts on growing its sales forces and building brand recognition in certain markets.
Specific segment impacts are discussed in the segment results section.
Net Interest Expense
Net interest expense was $7.2 million for the third quarter of 2011, compared with $6.5 million for the same period of 2010. For the first nine months of 2011, net interest expense was $38.6 million compared with $19.9 million for the same period of 2010. The increase in interest expense for the quarter reflected a higher outstanding debt balance compared with the third quarter in 2010. The year-to-date periods reflect the write-off of deferred debt issuance costs of $0.9 million related to the Company's previous credit facility that was terminated during the second quarter, as well as an $18.9 million charge resulting from the impairment of a related floating-to-fixed interest swap that became ineffective when the underlying debt was repaid at that time.
Tax Rate
The effective tax rate for the third quarter of 2011 was 59.3 percent, compared with 24.8 percent for the comparable 2010 period. The increase was due to intangible impairment charges recorded in 2011 for which no tax benefit was available. The effective tax rate for the year-to-date period ending October 1, 2011 was 27.4 percent compared with 23.7 percent for the comparable 2010 period, with the change mainly due to the above item impacting the quarter rate, offset in part by the tax benefit from the Company's refinancing costs incurred in the second quarter. On a year-to-date basis, the effective tax rates are below the U.S. statutory rate, primarily due to lower foreign effective tax rates. As a result of tax law changes in Mexico, a tax election was made during the first quarter that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred discrete tax costs of $16.8 million during the first quarter due to the Company's decision to repatriate earnings from Australia and certain other foreign units to take advantage of historically favorable exchange rates.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the third quarter of 2011 decreased 73 percent compared with the same period of 2010, mainly resulting from the impairment of goodwill and intangibles related to the Nutrimetics businesses. These charges were partially offset by local currency increases in net income due to strong sales growth in the Asia Pacific and South America segments, reflecting the contribution margin on higher sales and better leveraging of fixed costs within the value chain in Tupperware North America. Partially offsetting these increases was a profit decline in the Beauty North America segment, primarily due to significant investments in growing and developing the sales force of the Fuller Mexico business.
Net income for the year-to-date period of 2011 decreased 9 percent compared to the same period of 2010, including a favorable impact from foreign currencies. Excluding the impact from foreign currencies, net income decreased by 16 percent. The factors impacting the year-to-date net income comparisons were similar to those impacting the third quarter comparison except for the $19.8 million in costs incurred from the impairment of interest rate swaps and the write-off of deferred debt issuance costs resulting from the Company's repayment of the underlying debt in the second quarter.
International operations in the third quarter generated 90 percent and 87 percent of sales and accounted for 100 percent and 99 percent of net segment profit in 2011 and 2010, respectively. For the year-to-date periods, international operations generated 89 percent and 88 percent of sales and 99 percent and 96 percent of net segment profit in 2011 and 2010, respectively.
The sale of beauty products generated 28 percent and 27 percent of sales for the third quarter and year-to-date periods of 2011, compared with 30 percent and 29 percent of third quarter and year-to-date sales in 2010, respectively.

Segment Results
Europe

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2011	2010
Third Quarter
Net sales	$169.0	$155.5	9%		3%	$8.3	28	30
Segment profit	16.3	16.6	(2)		(7)	0.9	19	22

Segment profit as percent of sales	9.6%	10.7%	(1.1)	pp	na	na	na	na

Year-to-Date
Net Sales	$623.8	$566.5	10%		4%	$35.7	33	34
Segment profit	98.2	89.3	10		3	5.8	33	35

Segment profit as percent of sales	15.7%	15.8%	(0.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Local currency sales in this segment increased 3 percent compared with the third quarter of 2010. The increase reflected slight growth in the emerging markets with modest growth in the established markets. Emerging markets accounted for 40 percent and 42 percent of reported net sales in this segment in the third quarter of 2011 and 2010, respectively. The overall increase in the emerging markets' local currency sales came primarily from the beauty business in South Africa, reflecting continued growth in the total and active sales forces achieved through successful recruiting and training in direct selling fundamentals, along with good increases in several of the region's smaller emerging markets. These increases were partially offset by lower sales in Russia, reflecting a smaller total sales force size as a consequence of a high number of sales force members leaving the business earlier in the year. The increase in the established markets was driven by Germany and Italy reflecting more productive sales forces in these markets from an increase in standards. This was partially offset by a decrease in Tupperware France due the timing of promotional periods versus 2010.
The segment ended the third quarter of 2011 with a 1 percent higher sales force compared with September of 2010.
The year-to-date sales variances largely mirrored those of the quarter, though both Tupperware France and Turkey achieved strong sales growth on a year-to-date basis, reflecting more productive sales forces.
Notwithstanding the 3 percent increase in sales in local currency, segment profit was 7 percent lower than 2010 in local currency. The decrease in segment profit reflected incremental promotional spending in Italy and Austria that was partially offset by more efficient promotional spending in France.
On a year-to-date basis, segment profit increased in local currency by about the same percentage as sales. The Company's value chain normally allows it to achieve greater profit than sales growth through the leveraging in fixed costs, but in this case incremental promotional investments in Italy and Austria and higher resin costs in the year-to-date period were about offset by the benefit of not having the impact of 2010 out-of-period amounts in Russia in 2011.
The euro was the main currency that impacted the comparison for the quarter and the euro and South African rand the main currencies impacting the year-to-date comparison.

Asia Pacific

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2011	2010
Third Quarter
Net sales	$180.3	$145.2	24%		15%	$11.2	30	28
Segment profit	38.8	29.5	31		23	2.0	45	39

Segment profit as percent of sales	21.5%	20.3%	1.2	pp	na	na	na	na

Year-to-Date
Net Sales	$515.9	$409.0	26%		16%	$34.0	27	25
Segment profit	100.2	73.3	37		27	5.5	33	29

Segment profit as percent of sales	19.4%	17.9%	1.5	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Asia Pacific had significant growth in local currency sales, which came from the emerging markets in the segment. Emerging markets accounted for $131.5 million and $97.5 million, or 73 and 67 percent, of the reported sales in the segment in the third quarters of 2011 and 2010, respectively. Versus 2010, the emerging market sales were positively impacted by $4.6 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 29 percent in these markets. The most significant contributions to the overall increase were India, Indonesia and Malaysia/Singapore, however, all of the significant emerging markets in the segment achieved good increases as a result of leveraging larger, more active sales forces, reflecting strong recruiting and retention, the impact of brand building activities, successful promotional activities and attractive consumer offers. China ended the quarter with about 3,200 outlets, which was 6 percent more than at the end of the third quarter of 2010.
The improvements achieved in the emerging market businesses were partially offset by a decline in sales in local currency in the established markets. While Japan showed only a modest decrease in sales for the third quarter, Tupperware Australia and Nutrimetics Australia had more significant decreases in sales due to less active sales forces, reflecting lower consumer spending in that market generally.
Total segment profit increased significantly in the third quarter of 2011 compared with the same period of 2010. Excluding the impact of foreign currencies, segment profit increased 23 percent compared to the same period last year. The increase was mainly from improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Australian dollar, Indonesian rupiah, Japanese yen and Malaysian ringgit were the main currencies that led to the positive foreign currency impact on the third quarter and year-to-date 2011 sales and profit comparisons with 2010.

Tupperware North America

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2011	2010
Third Quarter
Net sales	$82.3	$78.5	5%		4%	$1.1	14	15
Segment profit	13.3	9.8	36		33	0.3	16	13

Segment profit as percent of sales	16.2%	12.5%	3.7	pp	na	na	na	na

Year-to-Date
Net Sales	$267.1	$246.2	8%		6%	$6.7	14	15
Segment profit	42.3	38.2	11		7	1.6	14	15

Segment profit as percent of sales	15.8%	15.5%	0.3	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Local currency sales increased 4 percent in the third quarter of 2011, compared with the same period of 2010. The improvement in this segment was from Tupperware Mexico, mainly due to an increase in the sales force size and activity. Tupperware United States and Canada had a slight decrease in the third quarter of 2011, reflecting lower sales per party during the period.
The year-to-date sales increases in both Tupperware United States and Canada, as well as Tupperware Mexico reflect a focus on contact strategies to grow the total sales force size and improve productivity.
Segment profit increased $3.5 million in the third quarter of 2011 compared with the same period last year. The higher profit on higher sales primarily came from Tupperware Mexico, reflecting better leverage on the value chain as well as an increased gross margin due to less business to business sales that carried a lower margin in 2010. Tupperware United States and Canada also increased profit through lower operating expenses.
The segment profit comparison in the first nine months reflected a relatively normal contribution margin from cost leverage on higher sales, offset by investments made in Tupperware United States and Canada to recruit and motivate its sales force.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2011	2010
Third Quarter
Net sales	$99.4	$96.7	3%		1%	$1.8	16	18
Segment profit	4.7	12.5	(62)		(63)	0.5	5	16

Segment profit as percent of sales	4.7%	12.9%	(8.2)	pp	na	na	na	na

Year-to-Date
Net Sales	$303.0	$296.7	2%		(2)%	$11.6	16	18
Segment profit	27.3	39.4	(31)		(35)	2.5	9	15

Segment profit as percent of sales	9.0%	13.3%	(4.3)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Local currency sales for the segment increased 1 percent in the third quarter of 2011 compared with 2010, driven by increased sales in Fuller Mexico from heavy investment to build its total and active sales force. The active sales force was down in this unit in the second quarter, reflecting slow recruiting in April and May. The sales increase by Fuller Mexico was partially offset by a decrease at BeautiControl due to a smaller and less active sales force. At the end of the third quarter of 2011, the total sales force size for the segment was 15 percent higher than at the end of the third quarter of 2010.
Segment profit was $7.8 million lower in the third quarter of 2011 compared with the third quarter of 2010 on a reported basis. Excluding the positive impact from a slightly stronger Mexican peso, segment profit decreased 63 percent compared with last year. Local currency profit decreased due to the significant promotional investments made at Fuller Mexico in order to grow and motivate the sales forces, as well as the lower sales volume at BeautiControl.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year comparisons.

South America

dollars in millions	2011	2010	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
							2011	2010
Third Quarter
Net sales	$71.6	$47.3	51%		47%	$1.5	12	9
Segment profit	12.9	7.4	73		64	0.4	15	10

Segment profit as percent of sales	18.0%	15.6%	2.4	pp	na	na	na	na

Year-to-Date
Net Sales	$199.1	$127.0	57%		51%	$4.8	10	8
Segment profit	33.3	14.6	+		+	1.2	11	6

Segment profit as percent of sales	16.7%	11.5%	5.2	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	increase is greater than 100%
Local currency sales for this segment increased 47 percent in the third quarter of 2011. The increase was mainly in Brazil and Venezuela. The increase in Brazil primarily reflected strong recruiting, sales force activation and productivity. In Venezuela, the increase was due to higher activity and higher prices in light of consumer inflation. For the whole segment, the Company estimates that 30 percent of the local currency sales increase was a result of higher pricing compared to the third quarter of 2010.
Segment profit increased in the third quarter of 2011 compared with last year, due to a strong contribution margin from the significantly higher sales volume.
The year-to-date sales and profit variances largely mirrored those of the quarter.
The Brazilian real was the main currency that impacted the year-over-year comparisons.
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
As of the beginning of 2010, Venezuela was determined to be hyper-inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. There were no changes to the value of the Venezuelan bolivar versus the U.S dollar in the third quarter of 2011 compared to the third quarter of 2010 and therefore no translation impact. As of the end of the third quarter of 2011, the Company had about $11 million in net monetary assets denominated in Venezuelan bolivars, which would be directly impacted by any change in the exchange rate, including $16 million in cash and cash equivalents. If the exchange rate in Venezuela were to change to the rate used in May 2010, before the government closed the use of the parallel rate, the Company estimates the negative impact on its fourth quarter 2011 pretax earnings would be $7 million, which includes a $4 million impact related to the $11 million bolivar net asset position.

Financial Condition
Liquidity and Capital Resources Net working capital decreased by $248.7 million as of the end of the third quarter of 2011, compared with the end of 2010. The decrease primarily reflected $138.5 million less cash in light of share repurchases made during 2011, partially offset by an increase in inventory both to support higher sales in October than January and in light of growth in the Company's business generally.
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Notes”) at an issue price of 98.989% as well as entered into a new $450 million multicurrency revolving Credit Agreement (the “Credit Agreement”). The proceeds were used to repay all of the Company's $405 million outstanding term loans under the Company's previous credit facility from September 2007 ("Old Credit Facility"), which was terminated on the same date. The Company's wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”), has granted a security interest for the Notes and the Credit Agreement in certain "Tupperware" trademarks and service marks owned by the Guarantor.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates.  The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate.  As provided in the credit facility a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four (4) fiscal quarters then most recently ended. As of October 1, 2011, the Credit Agreement dictated a spread of 125 basis points, which gave the Company an interest rate of 2.21 percent on borrowings under the Credit Agreement.

The Credit Agreement contains customary covenants including financial covenants requiring a minimum interest coverage and allowing a maximum amount of leverage. As of October 1, 2011, and currently, the Company had considerable leeway under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
The interest rate charged on outstanding borrowings under the Old Credit Facility was based on a floating LIBOR base rate plus an applicable margin. Although the Old Credit Facility was a floating rate instrument, the Company was required to maintain at least 40 percent of outstanding term loans at fixed rates, which was achieved through the use of interest rate swaps. The Old Credit Facility dictated a contractual spread of 62.5 basis points and combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent on the $405 million borrowings in 2011 through the termination. In connection with the termination, the related interest rate swaps became ineffective, which resulted in a reclassification of $18.9 million from other comprehensive loss to interest expense in the second quarter of 2011.
See Note 10 to the Consolidated Financial Statements for further details on the debt transactions.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its 2011 third quarter end cash and cash equivalents balance of $110.2 million, cash flows from operating activities, and access to its $450 million Credit Agreement. As of October 1, 2011, the Company had $233 million available under its Credit Agreement and $105 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
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
The net debt to capital ratio at the end of the third quarter of 2011 was 49 percent and at the end of 2010 was 19 percent. The ratio at the end of the third quarter of 2010 was 29 percent. Net debt is defined as total debt less cash and cash equivalents, and capital is defined as net debt plus shareholders' equity. The increase in the ratio compared with the end of 2010 and the third quarter of 2010 was due to lower cash on hand after $322.6 million in net stock repurchases and $56.1 million in dividend payments as well as $213.6 million of borrowings under the Company's new Credit Agreement versus no revolving credit borrowings at the end of September or December 2010.

Operating Activities Net cash provided by year-to-date operating activities in 2011 was $92.7 million, compared with $103.5 million for the same period in 2010. The decrease in operating cash flow in 2011, notwithstanding a $23 million increase in net income excluding the non-cash impairment charges, primarily reflected the timing of distributions for payables and accruals around the beginning of each year and in light of the inclusion of a 53rd week in fiscal 2011 that caused the Company's third quarter to end after the end of the calendar month of September. Other more significant factors were higher receivables in 2011, from higher sales in the third quarter, and approximately $5 million of payments related to the impaired interest rate swaps.
Investing Activities During the first nine months of 2011 and 2010, the Company spent $49.3 million and $34.6 million, respectively, for capital expenditures. In both periods, capital expenditures related to molds and production machinery, primarily in Europe, and in 2011, for increasing warehouse and plant capacity in South Africa, India and Brazil.
Financing Activities Dividends paid to shareholders were $56.1 million and $47.2 million in the year-to-date periods of 2011 and 2010, respectively. The higher 2011 amount was due to an increase in the quarterly dividend per share compared with 2010, partially offset by a reduction in shares outstanding. Proceeds received from the exercise of stock options were $15.2 million and $12.9 million for the year-to-date periods of 2011 and 2010 respectively. The Company paid $337.8 million in the year-to-date period of 2011 compared with $30.6 million in 2010 for purchases of common stock under the Company's stock re-purchase program. The Company also made net payments on borrowings of $13.6 million in the year-to-date period of 2011 in connection with the issuance of the senior notes and termination of the Old Credit Facility as well as scheduled lease payments. The Company also had a net inflow of $213.7 million from borrowings under its new Credit Agreement. The Company made net debt payments of $1.7 million in the year-to-date period of 2010.
The Company's Board of Directors increased its existing share repurchase authorization in February 2010 to allow repurchases with an aggregate cost of up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company's equity incentive plans, with the intention of keeping the number of shares outstanding at about 63 million. In January 2011, the Company's board further increased the share repurchase authorization by $250 million to $600 million, and in October 2011, the board increased the share repurchase authorization by another $600 million to $1.2 billion. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.5x (as defined in the Company's Credit Agreement). In the year-to-date periods of 2011 and 2010, the Company repurchased 5.5 million and 0.7 million shares under this program at an aggregate cost of $336.2 million and $29.1 million, respectively. Since inception of the program in May 2007 and through October 1, 2011, the Company has repurchased 10.6 million shares at an aggregate cost of $537.7 million.
Under the Company’s stock incentive programs, employees are allowed to use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date period of 2011 and 2010, 30,108 and 34,586 shares were retained to fund withholding taxes, totaling $1.6 million and $1.5 million, respectively, which were incremental to the amounts above but included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
New Pronouncements
Refer to Note 19 to the Consolidated Financial Statements for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
During the second quarter of 2011, the Company terminated its old credit agreement ("Old Credit Facility"), entered into a new $450 million Credit Agreement ("Credit Agreement") and issued $400 million in 4.75% Senior Notes ("Senior Notes"). One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company's borrowings under the Credit Agreement carry a variable interest rate. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Loans made under the revolving credit facility, depending on the contemplated length of the borrowing, generally bear interest in reference to the London interbank offered rate for the applicable currency and interest period, plus a margin. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company to its consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters then most recently ended. As of October 1, 2011, the Credit Agreement dictated a spread of 125 basis points, which gave the Company an interest rate of 2.21 percent on borrowings under the Credit Agreement. Consequently, if short-term interest rates varied by 10 percent with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

Under the Old Credit Facility, the Company managed its interest rate risk in 2011 through the use of four interest rate swaps. These interest rate swaps effectively fixed the interest rate on $325 million of the Company's $405 million of outstanding term loans under the Old Credit Facility. The Company paid a variable rate on the remaining $80 million of term loans and any outstanding revolver borrowings. As a result of the termination of the Old Credit Facility, the four swaps became ineffective, which required a reclassification of $18.9 million of losses from other comprehensive loss into interest expense for the current year-to-date period. These swaps will expire in the third quarter of 2012, and the remaining exposure to the fair value of these swaps is not expected to materially impact the results of the Company.
A significant portion of the Company's sales and profit come from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending October 1, 2011 and September 25, 2010, the cash flow impact of these currency hedges was an outflow of $4.2 million and $7.6 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of October 1, 2011 were to buy U.S. dollars $41.7 million and euro $39.7 million and sell Swiss francs $28.8 million; Japanese yen $22.0 million; and the Turkish lira $17.7 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of October 1, 2011, the Company was in a net receivable position of approximately $11.2 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2011 cost of sales will include about $160 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $16 million compared with the prior year. For the third quarter of 2011, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $4.6 million in local currency due to resin cost changes as compared with 2010. For the full year of 2011, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $16 million, on a local currency basis, due to resin cost changes as compared with 2010. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company's program to sell land held for development is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company's land sale program has been negatively impacted by the drivers and ramifications of the credit crisis and real estate market conditions in the United States, which have delayed the completion of this program.
Forward-Looking Statements
Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

•	successful recruitment, retention and productivity levels of the Company's independent sales forces;

•	disruptions caused by the introduction of new distributor operating models or sales force compensation systems;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate) as well as beauty, personal care and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company's business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•
changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products and the cost of delivering products to customers;

•	the introduction of Company operations in new markets outside the United States;

•	general economic and business conditions in markets, including social, economic, political and competitive uncertainties;

•	changes in cash flow resulting from changes in operating results, working capital management, debt payments, share repurchases, hedge settlements;

•
the impact of currency fluctuations on the value of foreign operations, including their cash balances, the results of those operations and the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

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
Changes in Internal Controls
There have been no significant changes in the Company's internal control over financial reporting during the Company's third quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
7/3/11 - 8/6/11	533,400	$66.51	533,400	$222,504,764
8/7/11 - 9/3/11	2,183,515	61.12	2,183,515	89,037,539
9/4/11 - 10/1/11	439,865	60.75	439,865	62,316,852
	3,156,780	$61.98	3,156,780	$62,316,852
_________________________

(a)
The Company's Board of Directors approved, in February 2010, a program for repurchasing shares with an aggregate cost up to $350 million. In January 2011, the Company's board increased the share repurchase authorization by $250 million to $600 million. Subsequent to the end of the third quarter of 2011, the Company's board increased the share repurchase by $600 to a total of $1.2 billion. The authorization runs until February 1, 2015.

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

101*
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed on November 8, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Notes to Consolidated Financial Statements, tagged in detail.

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
November 8, 2011