Form 10-K
period 2011-12-31
TUPPERWARE BRANDS CORP
filed 2012-02-28
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
 ________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity on the New York Stock Exchange-Composite Transaction Listing on July 1, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $4,138,903,851.
As of February 23, 2012, 56,131,719 shares of the common stock, $0.01 par value, of the registrant were outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 22, 2012 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.
(a) General Development of Business
Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”), is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of 2.7 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through its Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant's name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”), and on December 5, 2005, the Registrant acquired the direct selling businesses of Sara Lee Corporation. The 2005 acquisition was made to advance the strategy, begun with the acquisition of BeautiControl in 2000, of adding consumable items to the product category mix by expanding into beauty and personal care products.
(b) New York Stock Exchange-Required Disclosures
General. The address of the Registrant's principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant's directors are Catherine A. Bertini, Rita Bornstein, Ph.D., Susan M. Cameron, Kriss Cloninger, III, E.V. Goings, Clifford J. Grum, Joe R. Lee, Bob Marbut, Angel R. Martinez, Antonio Monteiro de Castro, Robert J. Murray, David R. Parker, Joyce M. Roché and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Ms. Bertini, Dr. Bornstein, Ms. Cameron and Messrs. Cloninger (Chair), Grum, Marbut, Martinez and Murray. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Roché (Chair), Ms. Szostak, and Messrs. Lee, Monteiro de Castro and Parker. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Roché, Ms. Szostak, and Messrs. Parker (Chair), Cloninger, Grum and Murray. The members of the Executive Committee of the Board of Directors are Ms. Roché and Messrs. Goings (Chair), Cloninger, Grum and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is David R. Parker. The Registrant's officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant's transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant's shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.
Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Registrant's transfer agent and registrar through the Registrant's website free of charge (as soon as reasonably practicable after reports are filed with the SEC in the case of periodic reports) by going to www.tupperwarebrands.com and searching under Investor Relations / SEC Filings and Governance Documents. The Chief Executive Officer of the Registrant has certified to the NYSE that he is not aware of any violation by the Registrant of NYSE corporate governance listing standards.
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

I. PRINCIPAL PRODUCTS
Tupperware. The core of Tupperware's product line consists of design-centric preparation, storage and serving solutions for the kitchen and home. Tupperware also has an established line of kitchen cookware and tools, microwave products, microfiber textiles and gifts. From its traditional kitchen and home lines, such as the Modular Mates* and FridgeSmart* Containers and Tupperware* Impressions serve ware, which it still carries, Tupperware has evolved towards truly lifestyle-oriented products and has leveraged its research and development expertise to bring new concepts to market, such as the Individual Microwave Rice Maker, the Microwave Omelet Maker, a Universal Knife Sharpener that not only sharpens straight but also serrated blades and a Compact Cookware line, that is perfect for city life. In 2011, Tupperware also introduced fun and smart, reusable and non-disposable solutions to stay healthy, save time and money and protect the environment. New products such as the Square Eco by Tupperware* Water Bottle, a new Commuter Mug with strainer and the Hot Food On-The-Go Lunch Solution help consumers in all these important ways.
The Company continues to introduce new materials, designs, colors and decoration in its product lines, to vary its offerings by season and to extend existing products into new markets around the world. The development of new products varies across markets in order to address differences in cultures, lifestyles, tastes and needs, although most products are offered in a large number of markets. New product development will continue to be an important part of the Company's strategy.
Beauty. In Beauty, the Company manufactures and distributes skin care products, cosmetics, bath and body care, toiletries, fragrances, nutritional products. New products introduced in 2011 in the Fuller Mexico business included the fragrances Armand Dupree* White, Acqua by Armand Dupree* and Unire*. New products introduced in 2011 under the BeautiControl* brand included BeautiControl* Spa Facial Collection, BeautiControl* Sugar & Spice Collection, Regeneration* Tight Firm & Fill* Foundations and BC Color Shimmer Eyes Contour Powder, Lip Shimmers and Intense Lip Crème. Also introduced were new fragrance and body wash lines such as BeautiControl* Aura Collection for her and for him, BeautiControl* Extreme Blue Cologne and Body Wash, Eau de Toilette and Nail Lacquers that benefit the W.H.O. (Women Helping Others) Foundation and BeautiControl* Delicate Eau de Toilette and Body Wash. New products introduced in 2011 under the Nutrimetics* brand included the Restore Range, Nutrimetics* Anti-Age Firming Foundation SPF 15, Nutrimetics* Mineralised Matte Oil-Free Foundation, as well as Nutrimetics Jewelry.
(Words followed by * are registered or unregistered trademarks of the Registrant.)
II. MARKETS
The Company operates its business under five reporting segments in three broad geographic regions: Europe (Europe, Africa and the Middle East), Asia Pacific and the Americas. Market penetration varies throughout the world. Several areas that have low penetration, such as Latin America, Asia and Eastern and Central Europe, provide the Company significant growth potential. The Company's strategy continues to include greater penetration in markets throughout the world.
Tupperware Brands' products are sold in almost 100 countries around the world under eight brands: Tupperware, Armand Dupree, Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines its established market economy units as those in Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand and the United States. All other units are classified as operating in emerging market economies. Businesses operating in emerging markets accounted for 59 percent of 2011 sales, while businesses operating in established markets accounted for the other 41 percent. For the past five fiscal years 85 to 90 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
III. DISTRIBUTION OF PRODUCTS
The Company's products are distributed worldwide primarily through the “direct selling” channel under which products are sold to consumers outside traditional retail store locations. The system facilitates the timely distribution of products to consumers, without having to work through intermediaries, and establishes uniform practices regarding the use of Tupperware Brands' trademarks and administrative arrangements, such as order entry, delivery and payment, along with the recruiting and training of the sales force.

Products are primarily sold directly to distributors, directors, managers and dealers (“sales force”) throughout the world. Where distributorships are granted, they have the right to market the Company's products using parties and other non-retail methods and to utilize the Tupperware Brands' trademarks. The vast majority of the sales force are independent contractors and not employees of Tupperware. In certain limited circumstances, the Company has acquired ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.
In addition to the introduction of new products and development of new geographic markets, a key element of the Company's strategy is expanding its business by increasing the size of its sales force. Under the system, distributors and directors recruit, train, and motivate a large number of dealers. Managers are developed from among the dealer group and promoted to assist in recruiting, training and motivating dealers, while continuing to sell products.
As of December 31, 2011, the Company's distribution system had approximately 1,700 distributors, 81,000 managers and 2.7 million dealers worldwide. During the year, 21 million group presentation sales events, or parties, took place worldwide.
Tupperware relies primarily on the “party” method of sales, which is designed to enable the purchaser to appreciate, through demonstration, the features and benefits of the Company's products. Parties are held in homes, offices, social clubs and other locations. Products are also promoted through brochures mailed or given to people invited to attend parties and various other types of demonstrations. Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their friends, neighbors and relatives, Sales of products are supported through programs of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, the Company utilizes catalogs and television and magazine advertising, which help to increase its sales levels with hard-to-reach customers and generate leads for sales and new dealers. A significant portion of the Company's business is operated through distributors who stock inventory and fulfill orders of the sales force that are generally placed after orders have been received from end consumers. In other cases, the Company sells directly to the sales force, also generally after they have received a consumer order.
In 2011, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner's distribution channel, with a link back to the core business.
IV. COMPETITION
There are many competitors to Tupperware Brands' businesses both domestically and internationally. The principal bases of competition generally are marketing, price, quality and innovation of products, as well as competition with other “direct sales” companies for sales personnel and demonstration dates. Due to the nature of the direct-selling industry, it is critical that the Company provides a compelling earnings opportunity for the sales force, along with developing new and innovative products. The Company maintains its competitive position, in part, through the use of strong incentives and promotional programs.
Through its Tupperware® brand, the Company competes in the food storage, serving and preparation, containers, toys and gifts categories. Through its beauty and personal care brands, the Company also competes in the skin care, cosmetics, toiletries and fragrances categories. The Company works to differentiate itself from its competitors through its brand names, product innovation, quality, value-added services, celebrity endorsements, technological sophistication, new product introductions and its channel of distribution, including the training, motivation and compensation arrangements for its independent sales forces.
V. EMPLOYEES
The Registrant employs approximately 13,600 people, of whom approximately 1,000 are based in the United States.

VI. RESEARCH AND DEVELOPMENT
The Registrant incurred $19.5 million, $17.8 million and $18.0 million for fiscal years 2011, 2010 and 2009, respectively, on research and development activities for new products.
VII. RAW MATERIALS
Many of the products manufactured by and for the Company require plastic resins that meet its specifications. These resins are purchased through various arrangements with a number of large chemical companies located throughout the Company's markets. As a result, the Company has not experienced difficulties in obtaining adequate supplies and generally has been successful in obtaining favorable resin prices on a relative basis. Research and development relating to resins used in Tupperware® products is performed by both the Company and its suppliers.
Materials used in the Company's skin care, cosmetic and bath and body care products consist primarily of readily available ingredients, containers and packaging materials. Such raw materials and components used in goods manufactured and assembled by the Company and through outsource arrangements are available from a number of sources. To date, the Company has been able to secure an adequate supply of raw materials for its products, and it endeavors to maintain relationships with backup suppliers in an effort to ensure that no interruptions occur in its operations.
VIII. TRADEMARKS AND PATENTS
Tupperware Brands considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware®, Fuller® and BeautiControl® trademarks, Tupperware Brands is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware®, Fuller® and BeautiControl® trademarks are registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents used in Tupperware Brands' business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware Brands has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments. The Company has a patent on the formula for its “REGENERATION”® alpha-hydroxy acid-based products.
IX. ENVIRONMENTAL LAWS
Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Registrant's capital expenditures, liquidity, earnings or competitive position.
X. OTHER
Sales do not vary significantly on a quarterly basis; however, third quarter sales are generally lower than the other quarters in any year due to vacations by dealers and their customers, as well as reduced promotional activities during this quarter. Sales generally increase in the fourth quarter, as it includes traditional gift-giving occasions in many markets and as children return to school and households refocus on activities that include party plan sales events and the use of the Company's housewares products, along with increased promotional activities supporting these opportunities.
Generally, there are no working capital practices or backlog conditions which are material to an understanding of the Registrant's business, although the Company generally seeks to minimize its net working capital position at the end of each fiscal year and normally generates a significant portion of its annual cash flow from operating activities in its fourth quarter. The Registrant's business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.
XI. EXECUTIVE OFFICERS OF THE REGISTRANT
Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 22, 2012).

Positions and Offices Held and Principal Occupations
of Employment During Past Five Years

Name and Age	Office and Experience
Anna Braungardt, age 57
Senior Vice President, Worldwide Human Resources since January 2010, after serving as Vice President, Human Resources, North America & Beauty Group since January 2009. Prior thereto she served as Vice President, Human Resources, International Beauty since October 2005.

Edward R. Davis III, age 49	Vice President and Treasurer since May 2004.
R. Glenn Drake, age 59	Group President, Europe, Africa and the Middle East since August 2006.
Lillian D. Garcia, age 56
Executive Vice President and Area Vice President, Argentina, Uruguay, Venezuela and Ecuador since January 2011, after serving as Executive Vice President and President, Fuller Argentina since January 2010. Prior thereto, she served as Executive Vice President and Chief Human Resources Officer since August 2005.

E.V. Goings, age 66	Chairman and Chief Executive Officer since October 1997.
Josef Hajek, age 54	Senior Vice President, Tax and Governmental Affairs since February 2006.
Simon C. Hemus, age 62	President and Chief Operating Officer since January 2007, after serving as Group President, International Beauty since December 2005.
Timothy A. Kulhanek, age 47
Vice President, Internal Audit and Enterprise Risk Management since June 2010 after serving as Vice President and Chief Financial Officer, BeautiControl, Inc., since August 2007. Prior thereto he served as Vice President and Controller since January 2005.

Pablo Munoz, age 54	Group President, Latin America since January 2011, after serving as Area Vice President, Tupperware and Beauty, Latin America since January 2006.
Michael S. Poteshman, age 48	Executive Vice President and Chief Financial Officer since August 2004.
Nicholas K. Poucher, age 50	Vice President and Controller since August 2007, after serving as Vice President and Chief Financial Officer of Tupperware Europe, Africa and the Middle East since November 2003.
Thomas M. Roehlk, age 61	Executive Vice President, Chief Legal Officer & Secretary since August 2005.
Christian E. Skroeder, age 63	Group President, Asia Pacific since January 2009, after serving as Senior Vice President, Worldwide Market Development since April 2001.
Jose R. Timmerman, age 63
Executive Vice President, Supply Chain Worldwide since February 2010, after serving as Senior Vice President, Supply Chain since March 2009 and Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 51	Vice President and Chief Technology Officer since August 2002.
William J. Wright, age 49
Senior Vice President, Global Product Marketing since October 2010, after serving as Senior Vice President, Global Third Party Sourced Products & Product Development since June 2010. Prior thereto, he served as Vice President of Marketing and Business Development of Tupperware Europe, Africa and the Middle East since August 2006.

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
The Company derived 90 percent of its net sales from operations outside the United States in 2011. Because of this, movement in exchange rates may have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the euro and the Mexican peso. Business units in which the Company generated at least $100 million of sales in 2011 included Brazil, Tupperware France, Germany, Indonesia, Fuller Mexico, Tupperware Mexico, and Tupperware United States and Canada. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates, the Company may not be able to immediately repatriate its cash at the exchange rate used to translate its financial statements.

Legal and Regulatory Issues
The Company’s business may also be affected by actions of domestic and foreign governments to restrict the activities of direct selling companies for various reasons, including the limitation on the ability of direct selling companies to operate through direct sales without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations on the products which can be produced locally or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export quotas and restrictions on repatriation of foreign earnings may negatively affect the Company’s international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct selling companies with whom they may be associated, triggering employment-related taxes on the part of the direct selling companies. The U.S. government may impose restrictions on the Company’s ability to engage in business in a foreign country in connection with the foreign policy of the United States.
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
General Business Factors
The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics and political instability may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or profitability of the Company’s plastic products. The Company is also subject to frequent counterfeiting and intellectual property infringement, which may be difficult to police and prevent, depending upon the ability to identify the source of such counterfeiting or intellectual property infringement and the existence and enforceability of laws affording protection to Company property. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, may be relevant to performance as well.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and distribution facilities in Brazil, France, Greece, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases significant manufacturing and distribution facilities in Belgium, China, India, Indonesia, and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Belgium, Japan, Mexico and New Zealand. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.

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
The Registrant has not sold any securities in 2008 through 2011 that were not registered under the Securities Act of 1933. As of February 23, 2012, the Registrant had 50,182 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 19 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 30, 2006 and that all dividends were reinvested. The Company's stock is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/30/2006	100.00	100.00	100.00
12/29/2007	150.77	108.60	90.62
12/27/2008	97.59	65.83	52.41
12/26/2009	229.93	96.25	85.43
12/25/2010	240.74	120.22	112.89
12/31/2011	285.30	117.72	113.70

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following information relates to the repurchase by the Registrant of its equity securities during each month of the fourth quarter of the Registrant's fiscal year covered by this report:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
10/2/11-11/5/11	673,586	$55.69	673,586	$624,803,309
11/6/11-12/3/11	517,200	55.11	517,200	596,299,215
12/4/11-12/31/11	432,200	55.52	432,200	572,303,903
	1,622,986	$55.46	1,622,986	$572,303,903
____________________

(a)
The Company's Board of Directors approved, in February 2010, a program for repurchasing shares with an aggregate cost up to $350 million until February 1, 2015. In January 2011, the Company's board increased the share repurchase authorization by $250 million to $600 million, and in October 2011, the Company's board further increased the share repurchase authorization, by $600 million to $1.2 billion. The authorization continues to run until February 1, 2015.

Item 6.	Selected Financial Data
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information below has been derived from the Company's audited consolidated financial statements which, for the data presented for fiscal years 2011 and 2010 and for some data presented for 2009, are included as Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this report.
Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in Asia Pacific; the Company’s Central America businesses in Tupperware North America; the Nutrimetics businesses in Europe and Asia Pacific (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from the 2010, 2009, 2008, and 2007 fiscal years has been revised to conform to the new segment presentation. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2011 fiscal year contained 53 weeks as compared with 52 weeks for the other fiscal years presented.

(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007
Operating results
Net sales:
Europe	$848.9	$796.0	$768.9	$789.2	$708.1
Asia Pacific	714.0	584.0	494.0	451.8	407.8
Tupperware North America	352.0	331.5	296.9	306.4	292.6
Beauty North America	395.5	406.0	391.6	460.7	461.5
South America	274.6	182.9	176.1	153.7	111.4
Total net sales	$2,585.0	$2,300.4	$2,127.5	$2,161.8	$1,981.4
Segment profit (loss):
Europe	$148.3	$147.1	$141.8	$121.2	$109.2
Asia Pacific	147.0	111.8	84.9	65.3	48.7
Tupperware North America	58.4	52.8	40.3	29.2	22.5
Beauty North America	37.9	58.9	52.2	60.5	66.3
South America (a)	48.6	24.4	12.7	(4.5)	(3.7)
Unallocated expenses	(58.9)	(56.8)	(51.9)	(39.8)	(43.9)
Gain on disposal of assets including insurance recoveries, net (b),(c)	3.8	0.2	21.9	24.9	11.8
Re-engineering and impairment charges (a)	(7.9)	(7.6)	(8.0)	(9.0)	(9.0)
Impairment of goodwill and intangible assets (d)	(36.1)	(4.3)	(28.1)	(9.0)	(11.3)
Interest expense, net (e)	(45.8)	(26.8)	(28.7)	(36.9)	(49.2)
Income before income taxes	295.3	299.7	237.1	201.9	141.4
Provision for income taxes	77.0	74.1	62.0	40.5	24.5
Net income	$218.3	$225.6	$175.1	$161.4	$116.9
Basic earnings per common share (f)	$3.63	$3.60	$2.80	$2.61	$1.90
Diluted earnings per common share (f)	$3.55	$3.53	$2.75	$2.55	$1.86

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007
Profitability ratios
Segment profit as a percent of sales:
Europe	17%	18%	18%	15%	15%
Asia Pacific	21	19	17	14	12
Tupperware North America	17	16	14	10	8
Beauty North America	10	15	13	13	14
South America (a)	18	13	7	na	na
Return on average equity (g)	30.0	31.7	31.6	29.3	24.6
Return on average invested capital (h)	20.5	21.4	18.1	15.8	12.8
Financial Condition
Cash and cash equivalents	$138.2	$248.7	$112.4	$124.8	$102.7
Net working capital	94.0	348.8	236.3	252.3	249.2
Property, plant and equipment, net	273.1	258.0	254.6	245.4	266.0
Total assets	1,844.2	2,015.8	1,818.8	1,789.8	1,850.7
Short-term borrowings and current portion of long-term obligations	195.7	1.9	1.9	3.8	3.5
Long-term obligations	415.2	426.8	426.2	567.4	589.8
Shareholders’ equity	500.8	789.8	637.7	474.0	522.7
Current ratio	1.14	1.70	1.51	1.56	1.55
Long-term obligations-to-equity	82.9%	54.0%	66.8%	119.7%	112.8%
Other Data
Net cash provided by operating activities	$274.7	$299.5	$250.9	$131.0	$177.4
Net cash used in investing activities	(68.9)	(46.1)	(26.9)	(39.1)	(25.0)
Net cash used in financing activities	(300.9)	(103.9)	(227.8)	(66.5)	(155.6)
Capital expenditures	73.9	56.1	46.4	54.4	50.3
Depreciation and amortization	49.8	49.7	51.7	60.6	63.5
Common Stock Data
Dividends declared per share	$1.20	$1.05	$0.91	$0.88	$0.88
Dividend payout ratio (i)	33.1%	29.2%	32.5%	33.7%	46.3%
Average common shares outstanding (thousands):
Basic	60,046	62,550	62,374	61,559	60,904
Diluted	61,432	63,845	63,403	62,976	62,509
Period-end book value per share (j)	$8.15	$12.37	$10.10	$7.51	$8.35
Period-end price/earnings ratio (k)	15.8	13.7	17.1	8.1	17.7
Period-end market/book ratio (l)	6.9	3.9	4.7	2.8	4.0
____________________
na -    not applicable

a.
Re-engineering and impairment charges provide for severance and other exit costs. In fiscal year 2008, the Company reached a decision to begin selling beauty products in Brazil through the Tupperware sales force and cease operating its separate beauty business in Brazil. As a result of this decision, the Company recorded a $2.9 million charge relating to the write-off of inventory, prepaid assets and accounts receivable. This amount was included in the South America results.

b.
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. There were no land sales in the 2010 or 2009 fiscal years. During 2011, 2008, and 2007 fiscal years, pretax gains from these sales were $0.7 million, $2.2 million, and $5.6 million, respectively, and were included in gains on disposal of assets including insurance recoveries, net.

c.	Included in gain on disposal of assets including insurance recoveries, net are:

•	Pretax gains of $3.0 million in 2011 and $1.1 million in 2008, as a result of insurance recoveries from flood damage in Australia in 2011 and France and Indonesia in 2008;

•
Pretax gains of $0.2 million, $2.9 million and $2.1 million in 2010, 2009 and 2007, respectively, from the sale of property in Australia, and $1.6 million in 2007 from the sale of the Company's former Philippines manufacturing facility;

•	Pretax gains of $19.0 million and $22.2 million in 2009 and 2008, respectively, as a result of insurance recoveries associated with a 2007 fire in South Carolina;

•	A pretax loss of $0.6 million in 2008, as a result of asset disposals in the Philippines;

•	A pretax gain of $2.5 million in 2007, as a result of an insurance recovery associated with a 2006 fire at a former manufacturing facility in Halls, Tennessee.

d.
Valuations completed on the Company’s intangible assets resulted in the conclusion that certain tradenames and goodwill values were impaired. This resulted in non-cash charges of $36.1 million, $28.1 million, $9.0 million and $11.3 million in 2011, 2009, 2008 and 2007 fiscal years, respectively. In fiscal year 2010, the Company recorded a $4.3 million impairment related to certain intangibles and goodwill, associated with a decision by the Company to cease operating its Swissgarde business as an independent entity. See Note 6 to the Consolidated Financial Statements.

e.
In 2011 and 2007, the Company entered into new credit agreements, which resulted in non-cash write-offs of deferred debt costs to interest expense of $0.9 million in 2011 and $6.1 million in 2007. In connection with the termination of the previous credit facilities, the Company also impaired or terminated certain floating-to-fixed interest rate swaps resulting in interest expense of $18.9 million in 2011 and $3.5 million in 2007.

f.
On December 28, 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share-based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for 2011, 2010 and 2009 were computed in accordance with this guidance. The prior periods have been retrospectively adjusted, resulting in a $0.01 reduction in each of 2008 and 2007 diluted earnings per share. The impact on basic earnings per share was a $0.01 reduction in 2008 and a $0.02 reduction in 2007. The Company had 0.2 million, 0.2 million, 0.4 million, and 0.5 million of unvested share-based payment awards outstanding for 2010, 2009, 2008, and 2007, respectively, which were classified as participating securities under this guidance. The Company had no unvested share-based payment awards classified as participating securities in 2011.

g.	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

h.
Return on invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 38%, by average shareholders’ equity plus debt, for the last five quarters.

i.	The dividend payout ratio is dividends declared per share divided by basic earnings per share.

j.	Period-end book value per share is calculated as year-end shareholders’ equity divided by average diluted shares.

k.	Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

l.	Period-end market/book ratio is calculated as the period-end market price of the Company’s common stock divided by period-end book value per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2011 compared with 2010 and 2010 compared with 2009 and changes in financial condition during 2011. The Company's fiscal year ends on the last Saturday of December and as a result the 2011 fiscal year contained 53 weeks as compared with 52 weeks for fiscal 2010 and 2009. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.
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
As exchange rates are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers' ability to understand those results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been the exchange rates in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis, or "excluding the impact of foreign currency." These results should be considered in addition to, not as a substitute for, results reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results on a local currency basis may not be comparable to similarly titled measures used by other companies.
Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.
Overview
(Dollars in millions, except per share amounts)
Company results 2011 vs 2010

	53 weeks ended	52 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 31, 2011	December 25, 2010
Net sales	$2,585.0	$2,300.4	12%		9%	$69.1
Gross margin as percent of sales	66.6%	66.7%	(0.1	)pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.8%	51.9%	(0.1	)pp	na	na
Operating income	$342.3	$329.4	4%		1%	$8.7
Net income	218.3	225.6	(3)		(6)	6.5
Net income per diluted share	3.55	3.53	1		(2)	0.11

Company results 2010 vs 2009

	52 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 25, 2010	December 26, 2009
Net sales	$2,300.4	$2,127.5	8%		6%	$34.9
Gross margin as percent of sales	66.7%	66.2%	0.5	pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.9%	52.6%	(0.7	)pp	na	na
Operating income	$329.4	$275.7	19%		16%	$7.6
Net income	225.6	175.1	29		25	5.7
Net income per diluted share	3.53	2.75	28		24	0.10
____________________
na    not applicable
pp    percentage points

Sales
Reported sales increased 12 percent in 2011 compared with 2010. This increase included, under the Company's fiscal year, an estimated 1 percentage point positive impact from the extra week in 2011 compared with 2010. Excluding the impact of changes in foreign currency exchange rates sales increased 9 percent, reflecting strong growth in the Company’s emerging market economy businesses, while its sales in established market economy businesses were about even with 2010. The Company defines its established markets as those in Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company’s emerging markets accounted for 59 and 56 percent of reported sales in 2011 and 2010, respectively. The 2011 reported sales in the emerging markets were up 18 percent compared with the prior year, including a positive $19.6 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ sales grew 16 percent. The strong results in the emerging markets were led by Brazil, India, Indonesia, Malaysia/Singapore, Turkey, and Venezuela. The core businesses in all of these units performed well through increases in their total and active sales forces, along with higher sales per active sales force member in most units. Of the emerging markets, Russia had the most notable decline in local currency sales compared with 2010, due to lower sales force size with less activity, as the Company works to strengthen its top independent sales force leaders and reflecting continued difficulties in the consumer spending environment. The Company’s established market businesses were up 5.0 percent in 2011 reported sales, including a positive $49.6 million impact on the comparison from changes in foreign currency exchange rates. Excluding the foreign exchange benefit, sales in these markets were even with 2010. Germany, Italy and Tupperware United States and Canada were the units with the most significant sales growth during the year, reflecting larger and more productive sales forces, offset by declines by Tupperware Australia and BeautiControl, due to smaller and less active sales forces.

Reported sales increased 8 percent in 2010 compared with 2009. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent, reflecting strong growth in the Company’s emerging market economy businesses partially offset by a slight decrease in its established market economy businesses. The Company’s emerging markets accounted for 56 and 51 percent of reported sales in 2010 and 2009, respectively. The 2010 reported sales in the emerging markets were up 18 percent compared with the prior year, including a positive $30.5 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ sales grew 15 percent. The strong results in the emerging markets were led by Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware South Africa, Turkey, and Venezuela. The core businesses in all of these units performed very well mainly due to higher total and active sales forces. Of the emerging markets, Russia had the most notable decline in local currency sales compared with 2009, due to lower sales force activity, reflecting a more difficult consumer spending environment and the impact on sales and the sales force of the third quarter fires and heat wave in this market, along with more conservative ordering by the market’s distributors in light of their cash flow. The Company’s established market businesses were down 2 percent in 2010 reported sales, including a positive $4.3 million impact on the comparison from changes in foreign currency exchange rates. The decline in the established markets was mainly due to lower sales in Tupperware Australia and Japan and BeautiControl reflecting smaller sales force sizes, partially offset by significant growth in Austria and France due to strong improvements in recruiting and larger sale forces.
Specific segment impacts are further discussed in the Segment Results section.
Gross Margin
Gross margin as a percentage of sales was 66.6 percent in 2011 and 66.7 percent in 2010. The decrease was primarily due to higher resin costs of $16 million, or 0.6 percentage points ("pp"). These costs were partially offset by the leverage on fixed costs from higher sales volume in certain markets (0.2 pp), changes in estimates of certain non-income tax costs (0.1 pp) and reduced inventory obsolescence (0.2 pp).
Gross margin as a percentage of sales was 66.7 percent in 2010 and 66.2 percent in 2009. The increase was from leverage on higher sales volume, a favorable product mix sold and a greater share of in-country sourcing by Tupperware Indonesia compared with 2009, partially offset by higher obsolescence costs and $9 million in higher resin costs.
Operating Expenses
Delivery, sales and administrative expense (DS&A) as a percentage of sales was 51.8 percent in 2011, compared with 51.9 percent in 2010. The lower DS&A percentage in 2011 was mainly due to lower commission expenses (0.4 pp), out-of-period amounts recorded in Russia (0.2 pp) in 2010, and the leverage from higher sales volume due to the fixed nature of a portion of the costs included in this caption. Partially offsetting these improvements was higher spending on promotions (0.4 pp) and marketing (0.2 pp), reflecting efforts to grow its sales forces and build brand recognition in certain markets. A strengthening U.S. dollar offset some of the normal benefit of the leverage on higher sales on the dollar-denominated fixed cost elements of this caption.
DS&A also declined as a percentage of sales to 51.9 percent in 2010, compared with 52.6 percent in 2009. The improvements in the DS&A percentage in 2010 were mainly due to more efficient promotional spending and the leverage from higher sales on fixed costs. This was partially offset by additional marketing spending for continued brand building initiatives in the Asia Pacific segment.
The Company allocates corporate operating expenses to its reporting segments based upon estimated time spent related to those segments where a direct relationship is present and based upon segment revenue for general expenses. The unallocated expenses reflect amounts unrelated to segment operations. Allocations are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses for 2011 increased $2.1 million compared with 2010, largely reflecting impacts from variations in foreign exchange rates. Excluding the impact of changes in foreign currency exchange rates, unallocated expenses were about even with 2010.
Total unallocated expenses for 2010 increased $4.9 million compared with 2009, reflecting higher incentive and equity compensation due to improved operating results, incremental audit fees in connection with review of internal controls in selected emerging markets and variations in foreign exchange rates.

As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.
Included in 2011 net income were pretax charges of $7.9 million for re-engineering and impairment charges, compared with $7.6 million and $8.0 million in 2010 and 2009, respectively. These charges are discussed in the re-engineering costs section following.
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
In the second quarter of 2009, the Company noted the rates of growth of sales, profit and cash flow of the Nutrimetics and NaturCare businesses were below the Company’s projections used in its previous valuations, as was the forecast for growth in future periods. At that time, the Company also noted that financial results of the South African beauty business were not meeting the projections used in the 2008 annual valuation. Given the sensitivity of the valuations to changes in cash flows for these reporting units, the Company performed interim impairment tests of tradenames and reporting units, reflecting reduced future forecasts in these businesses, including the impact of the external environment. The result of the interim impairment tests was to record tradename impairments of $10.1 million for Nutrimetics, $4.2 million for NaturCare and $2.0 million for Avroy Shlain in the second quarter of 2009. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively.
During 2010, the Company decided it would cease operating separately its Swissgarde unit. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired. Hence, in the fourth quarter of 2010, the Company recorded a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to its sales force intangible asset and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit. During 2011, the Company sold its interest in Swissgarde for $0.7 million, which resulted in a gain of $0.1 million.
In the third quarter of 2011, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter. Refer to Note 6 of the Consolidated Financial Statements. During the third quarter of 2011, the financial results of Nutrimetics were below expectations. The Company also made the decision in the third quarter to cease operating its Nutrimetics business in Malaysia. As a result, the Company lowered its forecasts of future sales and profit below those previously used. The fair values were determined using a discounted cash flow model. The result of the impairment tests was to record a $31.1 million impairment to the Nutrimetics goodwill and a $5.0 million impairment to its tradename.
The Company continues working on its program to sell land for development near its Orlando, Florida headquarters, which began in 2002. During 2011, a pretax gain of $0.7 million was recognized as a result of a sale under this program. There were no land sales under this program in 2010 or 2009 due to negative developments in the real estate market, including ramifications of the credit crisis in the United States. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $67.7 million and currently are expected to be up to an additional $100 million when the program is completed. The carrying value of the land included in the Company's land sales program was $23 million as of December 31, 2011. This amount was included in property, plant and equipment held for use within the Consolidated Balance Sheet as it is not considered probable that any land sales will be completed within one year.
In 2009, the company recorded a pretax gain of $19.0 million for insurance recoveries from the settlement of its claim from the 2007 fire at its South Carolina manufacturing facility.

In 2010 and 2009, the Company recorded a pretax gain of $0.2 million and $2.9 million, respectively, from the sale of property in Australia.
Re-engineering Costs
As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible structure, it periodically implements actions designed to reduce costs and improve operating efficiency. These actions often result in re-engineering costs related to facility downsizing and closure, as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains upon disposal of closed facilities or other activities directly related to its re-engineering efforts. Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions (in millions):

	2011	2010	2009
Re-engineering and impairment charges	$7.9	$7.6	$8.0
Cost of products sold	1.7	—	—
Total pretax re-engineering costs	$9.6	$7.6	$8.0
The Company recorded re-engineering and impairment charges of $5.9 million, $6.5 million and $5.2 million in 2011, 2010 and 2009, respectively, related to severance costs incurred to reduce head count in various units, mainly due to implementing changes in the businesses' management structures. These costs were primarily related to operations in France, Fuller Mexico, Japan and Malaysia in 2011; Australia, France and Japan in 2010; and Australia, BeautiControl, France, Fuller Mexico and Japan in 2009. In 2011, re-engineering and impairment charges also included $1.3 million related to the decision to merge the Nutrimetics and Tupperware businesses in Malaysia and $0.7 million related to asset impairments, exit activities and relocation costs. Also in 2011, in connection with the decision to cease operating Nutrimetics Malaysia, the Company recorded a $1.7 million charge to cost of sales for inventory obsolescence. In 2010, re-engineering and impairment charges also included $1.1 million related to moving costs and the impairment of property, plant and equipment associated with the relocation of certain manufacturing facilities in Japan. In 2009, these costs also included $2.1 million related to the impairment of software and property, plant and equipment and $0.7 million of costs associated with the relocation of certain manufacturing facilities.
See also Note 2 to the Consolidated Financial Statements, regarding the Company's re-engineering actions.
Net Interest Expense
Net interest expense was $45.8 million for 2011, compared with $26.8 million in 2010. The increase in 2011 was primarily due to an $18.9 million charge resulting from the impairment of floating-to-fixed interest swaps that became ineffective when the underlying debt was repaid in the second quarter of 2011, along with a $0.9 million write-off of deferred debt costs. This was partially offset by higher interest income earned on higher average cash balances held during 2011 in Brazil, China, and India.
Net interest expense was $26.8 million in 2010, compared with $28.7 million in 2009, reflecting a lower level of borrowings exposed to floating rates.
Tax Rate
The effective tax rates for 2011, 2010 and 2009 were 26.1, 24.7 and 26.2 percent, respectively. The comparatively higher 2011 and 2009 tax rates were due to the impact of nondeductible foreign goodwill impairment charges. As a result of tax law changes in Mexico, an election was made during 2011that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred in 2011, additional costs of $16.0 million associated with the repatriation of foreign earnings. During 2011, the Company decided to repatriate earnings from Australia and certain other foreign units that were previously determined to be indefinitely reinvested in order to take advantage of historically favorable exchange rates. In 2009, there were significant costs related to the impact of changes in Mexican legislation and a revaluation of tax assets. The effective tax rates for 2011, 2010 and 2009 are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates.

Tax rates are affected by many factors, including the global mix of earnings, changes in tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. The Company has not recorded a valuation allowance where it has concluded that it is more likely than not that the benefits will ultimately be realized. This assessment is based upon expectations of domestic operating and non-operating results, foreign dividends and other foreign source income, as well as anticipated gains related to the Company's future sales of land held for development near its Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements for additional discussions of the Company's methodology for evaluating deferred tax assets.
As of December 31, 2011 and December 25, 2010, the Company's gross unrecognized tax benefit was $28.6 million and $27.3 million, respectively. During the year ended December 31, 2011, the Company settled certain tax positions in various foreign countries which included a payment of $0.4 million of interest and taxes. As a result of the settlement, the Company's unrecognized tax benefit decreased by $3.2 million, and related accruals for interest and penalties decreased by $0.3 million. Also during 2011, the Company reduced its liability by $1.2 million upon entering into certain advance pricing agreements. During the year, the accrual for uncertain tax positions also increased for positions being taken in various tax filings.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.2 million. For the remaining balance as of December 31, 2011, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
Net Income
For 2011, operating income increased 4 percent compared with 2010, which included a 3 percent positive impact on the comparison from changes in foreign currency exchange rates. Net income decreased 3 percent on a reported basis, and this included a positive 3 percent impact from changes in foreign currency exchange rates. The core businesses in Asia Pacific, Tupperware North America, and South America achieved higher profit based on the contribution margin on higher sales. These increases were offset by the impact of lower sales by Beauty North America, as well as higher levels of promotional spending in Europe and Beauty North America, along with the $36.1 million impairment of goodwill and intangible assets of the Nutrimetics businesses and $19.8 million in costs incurred from the impairment of interest rate swaps and the write-off of deferred debt issuance costs in connection with the repayment of the underlying debt in the second quarter. There was also a higher income tax rate in 2011 than in 2010, primarily reflecting the impact of the nondeductible foreign goodwill impairment charges.
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

International operations accounted for 90, 88 and 86 percent of the Company’s sales and 99, 96 and 94 percent of the Company’s net segment profit in 2011, 2010 and 2009, respectively.
Segment Results 2011 vs. 2010
Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in the Asia Pacific segment; the Company's Central America businesses in the Tupperware North America segment; the Nutrimetics businesses in the Europe and Asia Pacific segments (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 and 2009 have been reclassified to conform with the new presentation.

(Dollars in millions)	2011	2010	Change			Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2011	2010
Net Sales
Europe	$848.9	$796.0	$52.9	7%		3%		$25.3		33%	35%
Asia Pacific	714.0	584.0	130.0	22		15		34.9		27	25
Tupperware North America	352.0	331.5	20.5	6		5		3.2		14	14
Beauty North America	395.5	406.0	(10.5)	(3)		(3)		3.0		15	18
South America	274.6	182.9	91.7	50		48		2.7		11	8
Total net sales	$2,585.0	$2,300.4	$284.6	12%		9%		$69.1		100%	100%
Segment profit
Europe	$148.3	$147.1	$1.2	1%		(1)%		$3.2		34%	37%
Asia Pacific	147.0	111.8	35.2	31		26		5.3		33	28
Tupperware North America	58.4	52.8	5.6	11		9		0.8		13	13
Beauty North America	37.9	58.9	(21.0)	(36)		(36)		0.3		9	15
South America	48.6	24.4	24.2	99		92		0.9		11	6
Segment profit as a percentage of sales
Europe	17.5%	18.5%	na	(1.0	)pp	(1.2	)pp	0.2	pp	na	na
Asia Pacific	20.6	19.1	na	1.5		1.7		(0.2)		na	na
Tupperware North America	16.6	15.9	na	0.7		0.6		0.1		na	na
Beauty North America	9.6	14.5	na	(4.9)		(4.9)		—		na	na
South America	17.7	13.3	na	4.4		4.1		0.3		na	na
____________________

pp	Percentage points

na	Not applicable

+	Increase is greater than 100 percent

Europe
Reported sales increased 7 percent in 2011 compared with 2010. Excluding the impact of foreign currency exchange rates sales increased 3 percent. The improvement was due to a slight local currency improvement in the Company’s emerging markets and modest local currency growth in the established markets, which are composed of Western Europe, including Scandinavia. Emerging markets accounted for $298.1 and $292.3 million of reported net sales in this segment in 2011 and 2010, respectively, which represented 35 percent and 37 percent of reported net segment sales. The impact of changes in foreign currency exchange rates was minimal in the emerging markets. The improvement in emerging markets came from significant growth in Turkey, as well as strong growth in the Avroy Shlain beauty business in South Africa, due to a larger and more active sales forces in those markets. This growth was offset by a significant sales decrease in Russia, resulting from a decline in consumer spending power and a smaller sales force with lower activity. Sales by the Tupperware South Africa unit were up modestly for the full year, although down in the fourth quarter, after several years of robust growth.  The lower sales in the fourth quarter reflected a less favorable reaction to the holiday promotional program than in 2010, including a lower number of active sellers.  The unit is working to increase the number of sales force leaders promoting other sales force leaders that if successful would lead to a larger sales force size and sales growth.
The established markets’ increase in reported sales, compared with 2010, was driven by Tupperware France, Germany, the largest market in the segment, and Italy, reflecting larger and more productive sales forces resulting from a continued focus on recruiting, pay for performance under sales force compensation and incentive programs, sales force leadership development and training in these markets. These results were partially offset by decreases in Austria and Tupperware Greece, primarily from less productive sales forces. In Greece particularly, there is an impact of lower consumer spending in light of the difficult economic environment.
For 2011, compared with 2010, segment profit increased $1.2 million, or 1 percent. Segment profit as a percentage of sales of 17.5 percent decreased 1 percentage point from 2010. The higher segment profit was due to the positive impact of foreign currency exchange rates. On a local currency basis, segment profit was down slightly due to elevated promotional spending in Italy that resulted in a significant sales increase, but at a much higher than normal cost, as well as a lower gross margin from a variation in sales mix. The decreases were partially offset by the benefit of not having the $7.6 million of out-of-period amounts recorded in Russia in 2010.
The year-over-year comparison on sales and profit for the entire segment was positively impacted by foreign currency rates, primarily a stronger euro versus the U.S. dollar.
Asia Pacific
Asia Pacific achieved significant growth in 2011 with a 22 percent increase in reported sales, largely reflecting increases by the businesses in emerging markets in this segment. Excluding the impact of foreign currency exchange rates sales increased 15 percent. Emerging markets include China, Korea, India, Indonesia, Malaysia/Singapore, the Philippines and Thailand, and accounted for $511.5 million and $384.6 million, or 72 and 66 percent, of the sales in this segment in 2011 and 2010, respectively. Total emerging market sales increased $126.9 million, or 33 percent, in 2011 compared with 2010. The comparison was positively impacted by changes in foreign currency exchange rates totaling $12.7 million. Excluding the impact of foreign currencies, these markets increased by 29 percent in 2011, compared with 2010. This result was from larger, more active sales forces, reflecting strong recruiting, training and retention, attractive consumer offers and successful promotional activities.
Reported sales in the established markets increased 2 percent. Excluding the impacts of foreign currency exchange rates, the established markets decreased by 9 percent compared with 2010. The more significant decreases in local currency were in the Tupperware and Nutrimetics businesses in Australia and the Tupperware business in Japan, largely due to smaller and less active sales forces in light of continued difficult consumer spending environments in these markets.

Total segment profit increased $35.2 million, or 31 percent, in 2011 compared with 2010. Segment profit as a percentage of sales at 20.6 percent was higher than 2010 by 1.5 percentage points. The segment profit comparison was positively impacted by changes in foreign currency, and excluding this impact, segment profit increased 26 percent compared with 2010. This was mainly due to improved sales volume in the emerging market units, as well as an improved gross margin percentage, reflecting the leverage on fixed costs from the higher sales volume, lower inventory obsolescence, changes in estimates of certain non-income tax costs and a more favorable product mix. There was also leverage from the higher sales on the fixed components of DS&A spending. This was partially offset with higher marketing expenses for continued brand building initiatives.
The positive impact from foreign currencies on the sales and profit comparison of 2011 with 2010 was mainly attributable to the Australian dollar, the Indonesian rupiah and the Malaysian ringgit.
Tupperware North America
Reported sales increased 6 percent in 2011 compared with 2010. Excluding the impact of foreign currency exchange rates, sales increased 5 percent. The modest increase came primarily from growth in core sales by both Tupperware Mexico and the United States and Canada, primarily reflecting a larger sales force in Mexico and higher active sales forces in both units. Tupperware Mexico also overcame $5.2 million less business-to-business sales than in 2010, primarily in the first quarter. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company’s primary sales channel. Consequently, activity in one period may not be indicative of future trends.
Segment profit increased $5.6 million, or 11 percent, in 2011 compared with 2010. Segment profit as a percentage of sales at 16.6 percent was 0.7 percentage points higher in 2011 than in 2010. The improvement was primarily from the higher sales volume in Mexico and lower inventory obsolescence, along with a mix benefit toward core consumer sales by that unit, as consumer sales had a higher gross margin. These improvements were partially offset by a lower profit by the United States and Canada unit due to a lower gross margin and planned investments to activate the sales force and drive sales growth.
Beauty North America
Reported sales for this segment were down 3 percent in 2011 compared with 2010, primarily reflecting lower sales by BeautiControl North America where there was a smaller and less active sales force. The impact of foreign currency exchange rates on the comparison was minimal. Fuller Mexico was also down slightly.
Segment profit decreased $21.0 million, or 36.0 percent, in 2011 compared with 2010. Segment profit as a percentage of sales, at 9.6 percent, was 4.9 percentage points lower than 2010. The impact of foreign currency exchange rates on the comparison was minimal. The decrease in profit was largely due to lower sales with lower margins due to increased product costs at both BeautiControl and Fuller Mexico. Both units also made significant promotional investments for sales force recruiting and activation initiatives during the year that did not translate into incremental sales.
South America
Reported sales for this segment increased 50 percent in 2011 compared with 2010. Excluding the impact of foreign currency exchange rates sales increased 48 percent. The increase was mainly in Tupperware Brazil driven by a larger sales force from strong recruiting, sales force activation and higher productivity. Also contributing to the segment sales increase was Venezuela due to higher pricing reflecting inflation and a modest increase in the size and activity of the sales force as well as Uruguay and Argentina due to higher pricing in line with inflation. The Company estimates that one-third of the overall local currency sales increase by the segment was from price increases.
Segment profit increased $24.2 million, or 99 percent, in 2011 compared with 2010. Segment profit as a percentage of sales, at 17.7 percent, was 4.4 percentage points higher than 2010. The impact of foreign currency exchange rates on the comparison was minimal. The increase in profit mainly reflected higher sales volume in Brazil and, to a lesser extent, in Venezuela, as well as more efficient promotional spending and leverage from the higher sales on the fixed components of DS&A spending.

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
As of the beginning of 2010, Venezuela was determined to be highly inflationary. Gains and losses from translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the value of the Venezuelan bolivar versus the U.S. dollar on earnings in 2010 was not significant. As of December 31, 2011, the Company had $13 million in net monetary assets denominated in Venezuelan bolivars, which would be directly impacted by any change in the exchange rate, including $19 million in cash and cash equivalents. If the exchange rate in Venezuela were to change to the rate used in May 2010, before the government closed the use of the parallel rate, the Company estimates the negative impact on its 2012 pretax earnings would be $13 million, which includes a $5 million impact related to the $13 million bolivar net asset position.
Segment Results 2010 vs. 2009

(Dollars in millions)	2010	2009	Change			Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2010	2009
Net Sales
Europe	$796.0	$768.9	$27.1	4%		4%		$(6.9)		35%	36%
Asia Pacific	584.0	494.0	90.0	18		8		44.8		25	23
Tupperware North America	331.5	296.9	34.6	12		8		10.0		14	14
Beauty North America	406.0	391.6	14.4	4		(1)		19.8		18	18
South America	182.9	176.1	6.8	4		28		(32.8)		8	9
Total net sales	$2,300.4	$2,127.5	$172.9	8%		6%		$34.9		100%	100%
Segment profit
Europe	$147.1	$141.8	$5.3	4%		3%		$1.5		37%	43%
Asia Pacific	111.8	84.9	26.9	32		20		8.6		28	25
Tupperware North America	52.8	40.3	12.5	31		26		1.6		14	12
Beauty North America	58.9	52.2	6.7	13		5		3.8		15	16
South America	24.4	12.7	11.7	92		+		(7.4)		6	4
Segment profit as a percentage of sales
Europe	18.5%	18.4%	na	0.1	pp	(0.3	)pp	0.4	pp	na	na
Asia Pacific	19.1	17.2	na	1.9		1.8		0.1		na	na
Tupperware North America	15.9	13.6	na	2.3		2.3		—		na	na
Beauty North America	14.5	13.3	na	1.2		0.9		0.3		na	na
South America	13.3	7.2	na	6.1		9.6		(3.5)		na	na
____________________

pp	Percentage points

na	Not applicable

+	Increase is greater than 100 percent

Europe
Reported sales increased 4 percent in 2010 compared with 2009. The improvement was largely due to continued success in the emerging markets, as well as a modest improvement in local currency sales in the Company’s established markets. Emerging markets accounted for $292.3 and $259.6 million of reported net sales in this segment in 2010 and 2009, respectively, which represented 37 percent and 34 percent of reported net segment sales. Total emerging market sales were positively impacted by changes in foreign currency exchange rates totaling $15.4 million. Excluding the impact of foreign currencies, these markets increased by 6 percent in 2010, compared with 2009. The improvement in emerging markets was driven by significant sales growth in Tupperware South Africa and Turkey, resulting from larger, more productive sales forces. This growth was offset by a significant sales decrease in Russia, resulting from a decline in consumer spending power and lower sales force activity.
The established markets’ modest increase in local currency sales, compared with 2009, reflected a continuation of significant growth in Tupperware France and Austria, driven by a strong improvement in recruiting and sales force size. These results were partially offset by a substantial decrease in sales in the Tupperware and Nutrimetics businesses in Greece, as a result of ongoing economic turmoil in that country, and a slight decrease in Germany. The Company continues to focus on recruiting, sales force leadership development, training and activity in Germany.
For 2010, compared with 2009, segment profit increased $5.3 million, or 4 percent. Segment profit as a percentage of sales was about even with 2009 at 18.5 percent. The higher segment profit was mainly due to the modest growth in sales. Segment profit was negatively impacted by the out-of-period amounts recorded in Russia in 2010.
The year-over-year comparison on sales for the entire segment was negatively impacted by foreign currency rates, primarily driven by a weaker euro versus the U.S. dollar. The segment profit comparison was positively impacted by changes in foreign currency rates, primarily driven by a stronger South African rand versus the U.S. dollar.
Asia Pacific
Asia Pacific achieved strong growth in 2010 with an 18 percent increase in reported sales from improvements in the emerging markets in this segment. Excluding the impact of foreign currency exchange rates sales increased 8 percent. Emerging markets accounted for $384.6 million and $282.2 million, or 66 and 57 percent, of the sales in this segment for 2010 and 2009, respectively. Total emerging market sales increased $102.4 million, or 36 percent, in 2010 compared with 2009, and the comparison was positively impacted by changes in foreign currency exchange rates totaling $21.5 million. Excluding the impact of foreign currencies, these markets increased by 27 percent in 2010, compared with 2009. This result was from larger, more active sales forces, reflecting strong recruiting, training and retention, attractive consumer offers and successful promotional activities.
The strong growth experienced in the emerging markets was partially offset by a significant decline in local currency sales in the established markets. The decline was the result of lower average active sales forces compared with 2009.
Total segment profit increased $26.9 million, or 32 percent, in 2010 compared with 2009. Segment profit as a percentage of sales, at 19.1 percent, was higher than 2009 by 1.9 percentage points. The segment profit comparison with 2009 was positively impacted by changes in foreign currency and excluding the impact of foreign currency, segment profit increased 20 percent compared with 2009. This was mainly due to improved sales volume in the emerging markets, as well as an improved gross margin percentage reflecting the leverage on fixed costs from the higher sales volume and a more favorable product mix. The margin also improved in Indonesia as the market sourced a greater proportion of its product needs locally in 2010 at a lower cost. There was also leverage from the higher sales on the fixed components of DS&A spending. This was partially offset with higher marketing expenses for continued brand building initiatives.
The positive impact from foreign currencies on the sales and profit comparison of 2010 with 2009 was mainly attributable to the Australian dollar, the Indonesian rupiah and the Malaysian ringgit.

Tupperware North America
Reported sales increased 12 percent in 2010 compared with 2009. Excluding the impact of foreign currency exchange rates, sales increased 8 percent. The increase in the segment was primarily from strong core sales growth by Tupperware Mexico, reflecting a higher average active sales force. The United States and Canada business was up slightly in local currency sales in 2010 reflecting a larger sales force compared with 2009. Tupperware Mexico also had $3.9 million more business-to-business sales than in 2009, primarily in the first quarter.
Segment profit increased $12.5 million, or 31 percent, in 2010 compared with 2009. Segment profit as a percentage of sales, at 15.9 percent, was 2.3 percentage points higher in 2010 than 2009. The improvement was from higher sales in the segment, along with more efficient promotional and marketing spending and lower bad debt expense. These improvements were partially offset by a lower gross margin in the segment reflecting promotional pricing decisions and a lower margin on the business-to-business sales that also accounted for a greater share of sales in 2010 compared with 2009.
Beauty North America
Reported sales for this segment increased 4 percent in 2010 compared with 2009. Excluding the impact of foreign currency exchange rates sales were down 1 percent, reflecting lower sales by BeautiControl North America, where there was a smaller sales force during the year. The decline in sales at BeautiControl North America was partially offset by a slight increase in sales at Fuller Mexico, reflecting a slight improvement in sales force size compared with 2009.
Segment profit increased $6.7 million, or 13 percent, in 2010 compared with 2009. The year-over-year comparison was positively impacted by $3.8 million from a stronger Mexican peso versus the U.S. dollar. Excluding the positive impact of foreign currency on the comparison, the segment achieved a 5 percent increase in profit. Segment profit as a percentage of sales, at 14.5 percent, was 1.2 percentage points higher than 2009. The overall local currency improvement in segment profit mainly reflected a value chain improvement implemented in the second half of 2009, as well as lower costs at Fuller Mexico, from the absence of certain incentives offered in 2009, lower promotion expenses in BeautiControl from less sales force members qualifying for events, and promotional gift and cost savings at BeautiControl from re-engineering plans implemented in 2009. These cost savings were partially offset by investments made by the Company to support the BeautiControl sales force in its transition to operating under a new compensation plan, and initiatives implemented in the first half of 2010 by Fuller Mexico to improve sales force recruiting.
South America
Reported sales for this segment increased 4 percent in 2010 compared with 2009. Excluding the impact of foreign currency exchange rates, sales increased 28 percent. The increase was mainly in Tupperware Brazil, the result of a larger sales force from strong recruiting and training, and higher productivity. Also contributing to the segment sales increase was Argentina due to higher pricing reflecting inflation; Uruguay, reflecting a higher sales per order; and Venezuela, due to higher pricing in line with inflation.
Segment profit increased in 2010, mainly reflecting the higher sales volume in Brazil, Uruguay and Venezuela, as well as more efficient promotional spending and leverage from the higher sales on the fixed components of DS&A spending. In 2009, the Company recorded $8.4 million in pre-tax foreign exchange losses resulting from converting Venezuelan bolivars to U.S dollars at a less favorable rate than had been recorded on the balance sheet, and remeasuring non-Venezuelan bolivar denominated balances at the end of 2009, as the Company began translating on December 26, 2009 the Venezuela operations at the parallel rate. These costs did not recur in 2010.
As described above, the Company discontinued use of the official exchange rate in December of 2009, and this had a negative translation impact on its year-over-year sales and profit comparison totaling $39.1 million and $8.7 million, respectively.
As noted above, the change in the value of the Venezuelan bolivar had a negative impact on the sales and profit comparison for the segment, which was partially offset by a stronger Brazilian real.

Financial Condition
Liquidity and Capital Resources
Net working capital was $94.0 million as of December 31, 2011, compared with $348.8 million as of December 25, 2010 and $236.3 million as of December 26, 2009. The current ratio was 1.1 to 1 at the end of 2011, 1.7 to 1 at the end of 2010 and 1.5 to 1 at the end of 2009.
The Company’s net working capital decreased as of the end of 2011 compared with 2010, primarily reflecting a lower level of cash as of the end of 2011 and borrowings under its revolving credit facility, both of which were used to repurchase shares. There was also an impact from a reduction in receivables reflecting the timing of collections around the Company's fiscal year-end. There was a partial offset from a higher level of inventory to support a higher level of sales generally, along with more specific instances where inventory was increased in units to enable a better level of service to customers and in light of sales below expectations. There was also an increase in deferred tax assets and a decrease in accrued liabilities largely from lower income taxes payable due to the timing of the Company's tax liability around year end.
The higher net working capital as of the end 2010, compared with 2009, reflected a higher level of cash resulting both from the Company’s favorable operating results and cash flow. The Company also generated significant cash flow in 2009, but used a portion of that cash to prepay $140 million of term loans, while there were no such prepayments in 2010. The increase in net working capital was also impacted by a higher inventory level, reflecting the need to support a higher level of sales, partially offset by higher accounts payable, reflecting the timing of payments around the Company’s fiscal year in 2010 compared with 2009, as well as higher accrued compensation and commissions resulting from the favorable sales and operating results.
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Senior Notes”) at an issue price of 98.989% as well as entered into a new $450 million multicurrency revolving Credit Agreement (the “Credit Agreement”). The proceeds were used to repay all of the Company's $405 million outstanding term loans under the Company's previous credit facility from September 2007 ("Old Credit Facility"), which was terminated on the same date. The Company's wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”), has granted a security interest for the Senior Notes and the Credit Agreement in certain "Tupperware" trademarks and service marks owned by the Guarantor.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates.  The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate.  As provided in the credit facility a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four (4) fiscal quarters then most recently ended. As of December 31, 2011, the Company had $192.3 million of euro-denominated borrowings outstanding under its Credit Agreement which dictated a spread of 150 basis points and gave the Company a weighted average interest rate of 2.9 percent on borrowings under the Credit Agreement. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operations and financing activities, and uses cash available at the end of the period to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
The Credit Agreement contains customary covenants including financial covenants requiring minimum interest coverage and allowing a maximum amount of leverage. As of December 31, 2011, the Company had, and currently has, considerable leeway under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.

The interest rate charged on outstanding borrowings under the Old Credit Facility was based on a floating LIBOR base rate plus an applicable margin. Although the Old Credit Facility was a floating rate instrument, the Company was required to maintain at least 40 percent of outstanding term loans at fixed rates, which was achieved through the use of interest rate swaps. The Old Credit Facility dictated a contractual spread of 62.5 basis points and combined with the swap agreements, gave the Company an all-in effective rate of about 4.5 percent on the $405 million borrowings in 2011 through their repayment. In connection with the repayment of the borrowings under the Old Credit Facility, the related interest rate swaps became ineffective, which resulted in a reclassification of $18.9 million from other comprehensive loss to interest expense in the second quarter of 2011.
The Company monitors the financial stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its year-end 2011 cash and cash equivalents balance of $138.2 million, cash flows from operating activities, and access to its $450 million Credit Agreement. As of December 31, 2011, the Company had $254.6 million available under its Credit Agreement and $105.3 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $138.2 million as of December 31, 2011. Of this amount, $135 million was held by foreign subsidiaries. Approximately 60 percent of this cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign operations, as it does not anticipate needing them in the United States. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s two debt ratings agencies, Standard and Poor’s and Moody’s, have both rated the Company. Standard and Poor’s currently has a corporate credit rating on the Company of BBB- and has assigned a stable outlook. Moody’s assigns a rating of Baa3 with a stable outlook to the corporate family rating of the Company.
Business units in which the Company generated at least $100 million of sales in 2011 included Brazil, Tupperware France, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and Tupperware United States and Canada. A significant downturn in the Company’s business in these markets would adversely impact the Company’s ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force or the success of new products and/or promotional programs.
On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing the complete destruction of its main finished goods warehouse and its contents. In 2009, the Company finalized its claim with its insurance companies and received a total of $18.9 million in proceeds during the year, bringing the total settlement to $61.5 million to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire, resulting in $19.0 million in pretax gains related to the fire recorded in 2009. In 2009, the Company included in its Consolidated Statement of Cash Flows, $18.9 million in proceeds in investing activities, as they related to property, plant and equipment. The Company netted, in 2009, $8.2 million of proceeds against capital expenditures, as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility.
Operating Activities
Net cash provided by operating activities in 2011 was $274.7 million, compared with $299.5 million in 2010. The decrease in operating cash flow in 2011, notwithstanding a $44 million increase in net income excluding the non-cash impairment charges, primarily reflected the timing of distributions for payables and accruals around the beginning of each year and in light of the inclusion of a 53rd week in fiscal 2011 that caused a shift in the Company's calendar at year end. Inventory levels also increased during 2011 due to purchases to support higher sales and customer service levels in certain markets and in light of sales below forecast in other markets.

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
Insurance proceeds in 2011 included $3.0 million in recoveries, net of expenses, from flood damage in Australia.
Investing Activities
In 2011, 2010 and 2009, the Company spent $73.9 million, $56.1 million and $46.4 million respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products, with the greatest amount spent in Europe, and capital expenditures related to automobiles purchased for the sales force. In 2011, the Company also spent capital for molding machinery and increasing warehouse and manufacturing capacity in South Africa, India, and Brazil. In 2010, the Company spent capital on molding machines and outfitting a new leased manufacturing facility in India. In 2009, the Company also had road costs related to the Orlando property and spent $8.2 million to improve the distribution capability at the Company’s Hemingway facility in South Carolina, following the 2007 destruction of its main finished goods warehouse at that facility. The cost of this project was reimbursed by insurance proceeds and is shown net in the Consolidated Statement of Cash Flows.
Partially offsetting the capital spending were $5.0 million, $10.0 million and $19.5 million of proceeds related to the sale of certain property, plant and equipment and insurance recoveries in 2011, 2010 and 2009, respectively. In 2011, these proceeds were primarily from the sale of automobiles in markets where the Company purchases vehicles as incentive awards to some of its sales force members as well as the sale of land held for development near the Company's headquarters in Orlando, Florida. In both 2010 and 2009, proceeds resulted from the sale of excess property in Australia and the sale of automobiles. In 2009, there were also proceeds from the sale of the Company’s former manufacturing facility in Halls, Tennessee.
Insurance proceeds in 2009 included recoveries from the fire in South Carolina. See Note 16 to the Consolidated Financial Statements.
Financing Activities
In 2011, the Company made net payments on borrowings of $14.1 million in connection with the issuance of the Senior Notes and termination of the Old Credit Facility, as well as scheduled lease payments. The Company also had a net inflow of $193.5 million from borrowings under its new Credit Agreement. In 2010, the Company made $2.0 million in net payments to reduce borrowings mainly related to its capital lease obligations. In 2009, the Company made $143.7 million in net debt payments, mainly relating to voluntary prepayments on its term loans of $140 million.
Dividends
During 2011, 2010 and 2009, the Company paid dividends of $1.20, $1.00, and $0.88 per share of common stock, respectively, totaling $73.8 million, $63.2 million and $55.0 million, respectively. In October 2009, the Board of Directors declared a quarterly dividend that was increased to $0.25 per share from the $0.22 per share that had been declared and paid each quarter since the Company became public in 1996. In November 2010, the Board of Directors further increased the quarterly dividend declared to $0.30 per share.
The Company expects its Board of Directors to evaluate its dividend rate annually in the first quarter of each year, beginning in 2012. As a result, subsequent to year-end 2011, the Board of Directors declared an increased quarterly dividend of $0.36 per share, beginning with the payment in April 2012. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations or other cash needs. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.

Stock Option Exercises
During 2011, 2010 and 2009, the Company received proceeds of $16.1 million, $16.8 million and $39.4 million, respectively, related to the exercise of stock options. The higher amount of stock option proceeds during 2009 was due primarily to an increase in the Company's stock price and the holders' decisions to exercise, including how long before the expiration of the options' 10-year terms. In 2011 and 2010, the Company issued stock from treasury shares when stock options were exercised. In 2009, until the third quarter when it began repurchasing shares, the Company used previously unissued shares.
Stock Repurchases
The Company's Board of Directors increased its existing share repurchase authorization in February 2010 to allow repurchases with an aggregate cost of up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company's equity incentive plans, with the intention of keeping the number of shares outstanding at about 63 million. In 2011, the Company's board further increased the share repurchase authorization by $250 million to $600 million in January and by an additional $600 million in October to $1.2 billion. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.5x (as defined in the Company's Credit Agreement).
During 2011, 2010 and 2009 the Company repurchased 7.1 million, 1.3 million and 1.8 million shares under this program at an aggregate cost of $426.1 million, $60.3 million and $77.0 million, respectively. Since inception of the program in May 2007 and through December 31, 2011, the Company has repurchased 12.2 million shares at an aggregate cost of $627.7 million.
The Company has received, from time to time, shares to pay the exercise price by employees and directors who exercise stock options (granted under stock incentive plans), which are commonly referred to as stock swap exercises. In 2009, the Company began allowing participants to net share settle their stock options where the Company issues a number of shares representing the value of the spread between the option exercise price and the then current market value of the shares subject to the option. In 2009, options for the purchase of 0.7 million shares, with an aggregate exercise price value of $12.9 million, were exercised under this method. In 2011 and 2010, a minimal amount of options were exercised under this method.
Employees are also allowed to use shares to pay withholding taxes up to the minimum statutory amount on all stock incentive plans. For 2011 and 2010, the value of shares used for withholding taxes was $2.5 million and $2.2 million, respectively, which is included as stock repurchases in the Consolidated Statement of Cash Flows.

Contractual Obligations
The following summarizes the Company’s contractual obligations at December 31, 2011 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$610.9	$195.7	$4.2	$4.1	$406.9
Interest payments on long term obligations	195.9	30.3	39.6	39.2	86.8
Pension benefits	168.5	12.5	33.2	26.0	96.8
Post-employment medical benefits	28.8	3.1	6.2	6.1	13.4
Income tax payments (a)	2.2	2.2	—	—	—
Capital commitments (b)	6.7	6.7	—	—	—
Operating lease obligations	83.1	31.7	33.6	12.7	5.1
Total contractual obligations (c)	$1,096.1	$282.2	$116.8	$88.1	$609.0
____________________

(a)
The Company has not included in the above table amounts related to its other unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 31, 2011 the Company’s total gross unrecognized tax positions were $28.6 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(b)	Capital commitments represent signed agreements as of December 31, 2011 on relatively minor capital projects in process in the Company’s Brazil, Indonesia and Switzerland units.

(c)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

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
Allowance for Doubtful Accounts.
The Company maintains current and long-term receivable amounts with most of its independent distributors and sales force in certain markets. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by its customers. This evaluation is based upon an analysis of amounts currently and past due along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. Based upon the results of this analysis, the Company maintains an allowance for uncollectible accounts. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the allowance for doubtful accounts.

Inventory Valuation
The Company writes down its inventory for estimated obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and the estimated market value based upon estimates of future demand and selling price. The demand is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand on an item by item basis for all of its products. If inventory quantity exceeds projected demand, the excess inventory is written down. However, if actual demand is less than projected by management or the estimate of the market value of inventory on hand decreases, additional inventory write-downs would be required.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made based upon the Company's business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs. At the end of 2011, the Company had net domestic deferred tax assets of approximately $324.5 million against which a valuation allowance of $4.2 million has been provided. Of these total assets, approximately $95.2 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is primarily related to foreign tax credits and federal and state net operating losses that, other than for the amount for which a valuation allowance has been provided, are expected to be realized prior to expiration based upon future operating and non-operating income generated from the United States businesses of Tupperware and BeautiControl, as well as foreign dividends and other foreign source income. Also, expected gains related to future sales of land around the Company's Orlando, Florida headquarters would result in the realization of a portion of these assets. In addition, certain tax planning transactions are available to the Company should they be necessary.
As of December 31, 2011 and December 25, 2010, the Company's gross unrecognized tax benefit was $28.6 million and $27.3 million, respectively. The Company estimates that approximately $23.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. During the year ended December 31, 2011, the Company settled certain tax positions in various foreign countries which included a payment of $0.4 million of interest and taxes. As a result of the settlement, the Company's unrecognized tax benefit decreased by $3.2 million, and related accruals for interest and penalties decreased by $0.3 million. Also during 2011, the Company reduced its liability by $1.2 million upon entering into certain advance pricing agreements. During the year, the accrual for uncertain tax positions also increased for positions being taken in various tax filings.
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.8 million and $5.1 million as of December 31, 2011 and December 25, 2010, respectively. Interest and penalties included in the provision for income taxes totaled $1.2 million and $0.8 million for 2011 and 2010, respectively. In 2009, the Company recorded a benefit of $1.0 million to the provision related to interest and penalties from the reversals of certain accruals made in previous years.

The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.2 million. For the remaining balance as of December 31, 2011, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
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

The valuation of goodwill is dependent upon the estimated fair market value of operations of the eight individual reporting units identified. Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approach with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rates to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant 2011 assumptions for these forecasts included annual revenue growth rates ranging from zero to 12 percent with an average growth rate of 6 percent. The growth rates are determined by reviewing historical results of these units and the historical results of other of the Company’s business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units in 2011, the Company applied discount rates to its reporting units’ projected cash flows ranging from 11.6 to 22.3 percent. The discount rate at the higher end of this range was for the Avroy Shlain and Latin American reporting units due to higher country-specific risk. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.
The Company recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee Direct Selling businesses. The fair value of the Company’s tradenames was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value using an appropriate rate. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market, and a range from 3 to 4.75 percent was used in 2011. In estimating the fair value of the tradenames, the Company also applied a discount rate ranging from 12.6 to 22.3 percent, and revenue growth ranging from zero to 12 percent, with an average growth rate of 6 percent, and a long-term terminal growth rate of 3 percent. Similar to the rates used in valuing the goodwill, the discount rates towards the high end of the range related to tradenames located in areas with higher country risks, such as revenue generated using the Avroy Shlain tradenames in South Africa and the Nuvo tradename in Uruguay.
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
During the fourth quarter of 2010, the Company decided it would cease separately operating its Swissgarde unit in Southern Africa. As a result of this decision and its expected impact on the Swissgarde sales force, the Company concluded that its intangible assets and goodwill were impaired and recorded a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to the sales force intangible asset and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit. During 2011, the Company sold its interest in Swissgarde for $0.7 million that resulted in a gain of $0.1 million.

In 2009, the Company recorded impairment charges related to its NaturCare, Nutrimetics and South African businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. Also contributing to the impairments was an overall increase to the assumed discount rates used in the valuations. In 2009, the Company recorded a $10.1 million impairment to the Nutrimetics tradename, a $4.2 million impairment to the NaturCare tradename and a $2.0 million impairment to the Avroy Shlain tradename. In addition to the impairment of tradenames, the Company also recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively. There were no impairments resulting from the respective annual impairment tests in 2010.
With the goodwill impairment recorded in 2011 for Nutrimetics Asia Pacific, this unit is at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics tradename value, as the fair value was set equal to carrying value in the third quarter of 2011. The fair value of the Avroy Shlain, Fuller Mexico, Fuller Philippines, NaturCare and Nutrimetics Europe reporting units as well as the Nuvo and Avroy Shlain trade names exceeded the carrying value by over 65 percent at the valuation date. The fair value of the Fuller Latin America and BeautiControl reporting units exceeded the carrying value by almost 45 percent. The fair value of the Company’s Fuller and NaturCare tradenames reflected an excess of 29 and 37 percent over carrying value, respectively. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.
Additionally, as of December 31, 2011 the Company had $7.2 million included on its Consolidated Balance Sheets as the value of acquired sales forces. The estimated annual amortization expense associated with these intangibles for each of the five succeeding years is $2.0 million, $1.4 million, $1.0 million, $0.7 million and $0.6 million, respectively. As of December 31, 2011, the product formulation asset recorded as part of the acquisition was fully amortized.
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

Discount Rate	2011	2010	2009
U.S. Plans	4.7%	5.1%	5.8%
Foreign Plans	3.9	4.3	5.0

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

Expected rate of return	2011	2010	2009
U.S. Plans	8.3%	8.3%	8.3%
Foreign Plans	4.1	4.4	4.8
The following table highlights the potential impact on the Company’s pretax earnings due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2011:

(In millions)	Impact on 2011 Pension Expense
Discount rate change by 50 basis points	$1.5
Expected rate of return on plan assets change by 50 basis points	0.6
Other Post Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post retirement benefit expense were 5.0 percent, 5.3 percent, and 5.8 percent for the 2011, 2010 and 2009 fiscal years, respectively. A change in discount rate of 50 basis points would not be material.
The following are the assumed health-care cost trend rates used by the Company:

Health-care trend rates	2011	2010	2009
Initial health-care cost trend	7.3%	7.3%	7.6%
Ultimate health-care cost trend	5.0	5.0	5.0
Year Ultimate trend rate achieved	2019	2017	2017
The healthcare cost trend rate assumption may have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$0.1
Effect on post-retirement benefit obligation	2.5	2.2
Revenue Recognition
Revenue is recognized when the price is fixed, the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force, and when collection is reasonably assured. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

Stock-Based Compensation
The Company measures compensation cost for stock-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The Company uses the Black-Scholes option-pricing model to value stock options, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates; such amounts are recorded as a cumulative adjustment to the previously recorded amounts.
Impact of Inflation
Inflation, as measured by consumer price indices, has continued at a low level in most of the countries in which the Company operates, except for Argentina and Venezuela.
New Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
During the second quarter of 2011, the Company terminated its Old Credit Facility, entered into a new $450 million Credit Agreement and issued $400 million in 4.75% Senior Notes. One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company's borrowings under the Credit Agreement carry a variable interest rate. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Loans made under the revolving credit facility, depending on the length of the borrowing, generally bear interest in reference to the London interbank offered rate for the applicable currency and interest period, plus a margin. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company to its consolidated EBITDA (as defined in the Credit Agreement) for the four fiscal quarters then most recently ended. As of December 31, 2011, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 2.90 percent on its outstanding borrowings under the Credit Agreement. Consequently, if short-term interest rates varied by 10 percent with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operations and financing activities, and uses cash available at the end of the period to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter. The borrowings outstanding under the Credit Agreement at the end of 2011 were denominated in euros.
Under the Old Credit Facility, the Company managed its interest rate risk in 2011 through the use of four interest rate swaps. These interest rate swaps effectively fixed the interest rate on $325 million of the Company's $405 million of outstanding term loans under the Old Credit Facility. The Company paid a variable rate on the remaining $80 million of term loans and any outstanding revolver borrowings. As a result of the termination of the Old Credit Facility, the four swaps became ineffective, which required a reclassification of $18.9 million of losses from other comprehensive loss into interest expense in the second quarter of 2011. These swaps will expire in the third quarter of 2012, and the remaining exposure to the fair value of these swaps is not expected to materially impact the results of the Company.
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

Another economic risk of the Company is exposure to foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts, future earnings or cash flows. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant exposures are to the euro and Mexican peso.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the years ended December 31, 2011, December 25, 2010 and December 26, 2009 the cash flow impact of these currency hedges was an inflow of $6.1 million, an outflow of of $5.9 million and an inflow of $12.7 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of December 31, 2011 were to buy euro $61.4 million and U.S. dollars $48.5 million and sell Swiss francs $39.2 million; Japanese yen $28.4 million; Australian dollars $17.5 million; and the Turkish lira $14.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 31, 2011, the Company was in a net receivable position of approximately $2.7 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company's hedging activities for foreign currency in Note 8 to the Consolidated Financial Statements.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2012 cost of sales will include about $155 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $16 million compared with the prior year. For 2011, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $16 million in local currency due to resin cost changes as compared with 2010. For the full year of 2012, the Company estimates its cost of sales of the Tupperware ® products it produces will be positively impacted by about $5 million, on a local currency basis, due to resin cost changes, as compared with 2011. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•	the introduction of Company operations in new markets outside the United States;

•	general social, economic and political conditions in markets;

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties;

•	changes in cash flow resulting from changes in operating results, working capital management, debt payments, share repurchases and hedge settlements;

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

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company operations or Company representatives by foreign governments, including exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business;

•	the effect of competitive forces in the markets in which the Company operates, particularly related to sales of Beauty products, where there are a greater number of competitors;

•	the impact of changes in tax or other laws;

•	the Company's access to financing; and

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

Item 8.	Financial Statements and Supplementary Data.

Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 31, 2011	December 25, 2010	December 26, 2009
Net sales	$2,585.0	$2,300.4	$2,127.5
Cost of products sold	862.5	766.2	718.5
Gross margin	1,722.5	1,534.2	1,409.0
Delivery, sales and administrative expense	1,340.0	1,193.1	1,119.1
Re-engineering and impairment charges	7.9	7.6	8.0
Impairment of goodwill and intangible assets	36.1	4.3	28.1
Gains on disposal of assets	3.8	0.2	21.9
Operating income	342.3	329.4	275.7
Interest income	3.2	2.5	2.9
Interest expense	49.0	29.3	31.6
Other expense	1.2	2.9	9.9
Income before income taxes	295.3	299.7	237.1
Provision for income taxes	77.0	74.1	62.0
Net income	$218.3	$225.6	$175.1
Basic earnings per common share	$3.63	$3.60	$2.80
Diluted earnings per common share	$3.55	$3.53	$2.75

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 31, 2011	December 25, 2010
ASSETS
Cash and cash equivalents	$138.2	$248.7
Accounts receivable, less allowances of $26.8 million in 2011 and $32.4 million in 2010	163.7	181.9
Inventories	302.5	279.1
Deferred income tax benefits, net	94.2	78.5
Non-trade amounts receivable, net	47.5	39.4
Prepaid expenses and other current assets	23.3	21.6
Total current assets	769.4	849.2
Deferred income tax benefits, net	339.2	391.3
Property, plant and equipment, net	273.1	258.0
Long-term receivables, less allowances of $23.3 million in 2011 and $18.8 million in 2010	23.2	22.8
Trademarks and tradenames	157.1	170.2
Other intangible assets, net	7.2	10.2
Goodwill	241.4	284.1
Other assets, net	33.6	30.0
Total assets	$1,844.2	$2,015.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$157.2	$153.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	195.7	1.9
Accrued liabilities	322.5	345.4
Total current liabilities	675.4	500.4
Long-term debt and capital lease obligations	415.2	426.8
Other liabilities	252.8	298.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	126.8	108.0
Retained earnings	1,091.7	969.2
Treasury stock 7,099,345 and 900,754 shares in 2011 and 2010, respectively, at cost	(422.8)	(41.5)
Accumulated other comprehensive loss	(295.5)	(246.5)
Total shareholders' equity	500.8	789.8
Total liabilities and shareholders' equity	$1,844.2	$2,015.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity and Comprehensive Income

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Comprehensive Income
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 27, 2008	62.4	$0.6	0.1	$(1.6)	$56.4	$743.2	$(324.6)	$474.0
Net income						175.1		175.1	$175.1
Other comprehensive income:
Foreign currency translation adjustments							57.5	57.5	57.5
Net deferred gains on cash flow hedges, net of tax provision of $1.8 million							3.3	3.3	3.3
Pension and post retirement costs, net of tax provision of $0.3 million							0.5	0.5	0.5
Comprehensive income									$236.4
Cash dividends declared ($0.91 per share)						(57.8)		(57.8)
Repurchase of common stock			1.8	(77.0)				(77.0)
Income tax benefit from stock and option awards					16.2			16.2
Stock and options issued for incentive plans	1.2		(1.3)	51.8	18.5	(24.4)		45.9
December 26, 2009	63.6	$0.6	0.6	$(26.8)	$91.1	$836.1	$(263.3)	$637.7
Net income						225.6		225.6	$225.6
Other comprehensive income:
Foreign currency translation adjustments							18.7	18.7	18.7
Net deferred gains on cash flow hedges, net of tax provision of $1.0 million							2.6	2.6	2.6
Pension and post retirement costs, net of tax benefit of $1.7 million							(4.5)	(4.5)	(4.5)
Comprehensive income									$242.4
Cash dividends declared ($1.05 per share)						(66.6)		(66.6)
Repurchase of common stock			1.3	(60.3)				(60.3)
Income tax benefit from stock and option awards					7.3			7.3
Stock and options issued for incentive plans			(1.0)	45.6	9.6	(25.9)		29.3

(continued on following page)

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity and Comprehensive Income - (Continued)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Comprehensive Income
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 25, 2010	63.6	$0.6	0.9	$(41.5)	$108.0	$969.2	$(246.5)	$789.8
Net income						218.3		218.3	$218.3
Other comprehensive income:
Foreign currency translation adjustments							(54.2)	(54.2)	(54.2)
Change in cash flow hedges, net of tax provision of $8.7 million							14.5	14.5	14.5
Pension and post retirement costs, net of tax benefit of $1.9 million							(9.3)	(9.3)	(9.3)
Comprehensive income									$169.3
Cash dividends declared ($1.20 per share)						(72.5)		(72.5)
Repurchase of common stock			7.1	(426.1)				(426.1)
Income tax benefit from stock and option awards					9.3			9.3
Stock and options issued for incentive plans			(0.9)	44.8	9.5	(23.3)		31.0
December 31, 2011	63.6	$0.6	7.1	$(422.8)	$126.8	$1,091.7	$(295.5)	$500.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 31, 2011	December 25, 2010	December 26, 2009
Operating Activities:
Net income	$218.3	$225.6	$175.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.8	49.7	51.7
Equity compensation	18.0	14.8	13.2
Unrealized foreign exchange losses	—	2.2	3.9
Amortization and write-off of deferred debt costs	1.4	0.7	1.2
Interest rate swap impairment	18.9	—	—
Net gains on disposal of assets, including insurance recoveries	(3.0)	(0.2)	(21.9)
Provision for bad debts	11.5	11.1	7.9
Write-down of inventories	11.2	18.7	16.2
Non-cash impact of impairment costs	36.5	4.4	30.2
Net change in deferred income taxes	(8.8)	8.7	(16.3)
Excess tax benefits from share-based payment arrangements	(9.0)	(7.0)	(14.7)
Changes in assets and liabilities:
Accounts and notes receivable	(1.7)	(18.0)	(23.0)
Inventories	(49.5)	(28.9)	4.2
Non-trade amounts receivable	(4.2)	(2.3)	(7.9)
Prepaid expenses	(1.8)	2.9	1.1
Other assets	(2.0)	(3.1)	2.2
Accounts payable and accrued liabilities	(12.1)	37.3	21.8
Income taxes payable	(8.9)	(15.3)	(6.9)
Other liabilities	1.1	3.7	0.2
Proceeds from insurance recoveries, net of costs	3.0	—	—
Net cash impact from hedging activity	6.1	(5.9)	12.7
Other	(0.1)	0.4	—
Net cash provided by operating activities	274.7	299.5	250.9
Investing Activities:
Capital expenditures	(73.9)	(56.1)	(46.4)
Proceeds from disposal of property, plant and equipment	5.0	10.0	8.8
Proceeds from insurance recoveries	—	—	10.7
Net cash used in investing activities	(68.9)	(46.1)	(26.9)
Financing Activities:
Dividend payments to shareholders	(73.8)	(63.2)	(55.0)
Net proceeds from issuance of Senior Notes(1)	393.3	—	—
Proceeds from exercise of stock options	16.1	16.8	39.4
Repurchase of common stock	(428.6)	(62.5)	(83.2)
Repayment of long-term debt and capital lease obligations	(407.4)	(2.2)	(141.8)
Net change in short-term debt	193.5	0.2	(1.9)
Debt issuance costs	(3.0)	—	—
Excess tax benefits from share-based payment arrangements	9.0	7.0	14.7
Net cash used in financing activities	(300.9)	(103.9)	(227.8)
Effect of exchange rate changes on cash and cash equivalents	(15.4)	(13.2)	(8.6)
Net change in cash and cash equivalents	(110.5)	136.3	(12.4)
Cash and cash equivalents at beginning of year	248.7	112.4	124.8
Cash and cash equivalents at end of period	$138.2	$248.7	$112.4
(1) In addition to a debt discount, $400 million of proceeds from issuance of Senior Notes was reduced by $2.6 million for non-cash debt issuance costs.
The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Principles of Consolidation. The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands or the Company). All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2011 fiscal year contains 53 weeks, as compared with 52 weeks for fiscal years 2010 and 2009.
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
Out-of-Period Amounts. In 2010, the Company identified certain accounting errors in its Consolidated Financial Statements for the first quarter of 2010 and periods prior to 2010. These errors were corrected in the second quarter of 2010, and the negative impact on full year 2010 net income was $6.0 million. The amounts related to errors identified in the financial reporting at the Company's Russian subsidiary, which resulted in overstatements of sales, including promotional credits that had not been recorded timely, prepaid expenses that should have been reflected in expenses in earlier time periods, inappropriate levels of accruals for certain promotional events and other operating liabilities and insufficient bad debt reserves. The Company determined that the errors were not material to the financial statements in the periods in which they originated or the period in which they were corrected and, accordingly, a restatement of the financial statements was not necessary.
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011 and December 25, 2010, $28.6 million and $19.0 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
Allowance for Doubtful Accounts. The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due.
Inventories. Inventories are valued at the lower of cost or market on a FIFO basis. Inventory cost includes cost of raw material, labor and overhead. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or the estimate of market decreases, additional write-downs would be required.

Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs included in property, plant and equipment were $8.5 million and $9.6 million at December 31, 2011 and December 25, 2010, respectively. Amortization cost related to internal use software development costs totaled $3.1 million, $3.3 million and $3.4 million in 2011, 2010 and 2009, respectively.
Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10 - 20
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5
Depreciation expense was $43.8 million, $42.5 million and $43.2 million in 2011, 2010 and 2009, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments of property, plant and equipment are discussed further in Note 2 to the Consolidated Financial Statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
Goodwill. The Company's recorded goodwill relates primarily to that generated by its acquisition of the Sara Lee Direct Selling businesses in December 2005 and BeautiControl in October 2000. The Company conducts an annual impairment test of its recorded goodwill in the third quarter of each year, except for goodwill associated with BeautiControl, which is completed in the second quarter. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time. The impairment test for goodwill involves comparing the fair value of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, a second step is required to measure for a goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair values and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
Fair value of the Company's eight reporting units is determined by using either the income approach or a combination of the income and market approaches, with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rates to be used. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 31, 2011 and December 25, 2010 are related to the acquisition of the Sara Lee Direct Selling businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets are as follows:

Weighted Average Estimated Useful Life
Trademarks and tradenames	Indefinite
Sales force relationships - single level	6 - 8 years
Sales force relationships - multi tier	10 - 12 years
Acquired proprietary product formulations	3 years
The Company's indefinite lived intangible assets are evaluated for impairment annually similarly to goodwill, as discussed above. The fair value of these assets is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company's projected revenue, tax affected and discounted to present value using an appropriate rate.
The Company's definite lived intangible assets consist of the value of the acquired independent sales force and product formulations. The Company amortizes project formulas over a straight line basis and as of December 31, 2011, the amount from the acquisition of the Sara Lee Direct Selling units had been fully amortized. The sales force relationships are amortized to reflect the estimated turnover rates of the sales force acquired and are included in Distribution, Selling and Administration expense (DS&A) on the Consolidated Statements of Income.
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
A program is generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded, in that meeting one level may result in receiving a piece of jewelry, with higher achievement resulting in more valuable prizes such as a television set or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded, and they would take on additional responsibilities for recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers, such as scheduling parties, increasing the number of sales force members, holding parties or increasing end consumer attendance at parties, may also be the focus of a program.
The Company also offers cash awards for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force and her or his down-line members. The down-line consists of those sales force members that have been recruited directly by a given sales force member, as well as those recruited by her or his recruits. In this manner, sales force members can build an extensive organization over time if they are committed to recruiting and developing their units. In addition to the bonus, the positive performance of a unit may also entitle its leader to the use of a company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize programs noted earlier, these programs generally offer varying levels of vehicles that are dependent upon performance.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $436.4 million, $381.0 million and $357.1 million in 2011, 2010 and 2009, respectively.
Like promotional accruals, other accruals are recorded at the time when a liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.
Revenue Recognition. Revenue is recognized when the price is fixed, the risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force, and when collection is reasonably assured. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.
Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2011, 2010 and 2009 were $151.7 million, $135.5 million and $124.0 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $34.2 million, $25.1 million and $19.0 million in 2011, 2010 and 2009, respectively. Research and development costs totaled $19.5 million, $17.8 million and $18.0 million, in 2011, 2010 and 2009, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
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
Compensation cost for share-based awards is recorded on a straight line basis over the required service period. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting (forfeitures). Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts. Compensation expense associated with restricted stock, restricted stock units and performance share awards is equal to the market value of the Company's common stock on the date of grant and is recorded pro rata over the required service period. For those awards with performance criteria, the expense is recorded based on an assessment of achieving the criteria.
 Current guidance governing share based payments requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow. For 2011, 2010 and 2009, the Company generated $9.0 million, $7.0 million and $14.7 million of excess cash benefits from option exercises, respectively.
In January 2009, the terms of the then-outstanding stock options were modified to allow employees to net share settle when exercising their stock options. This modification of the awards had no material impact.

Accounting for Asset Retirement Obligations. Asset retirement obligations refer to a company's legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company has recognized a liability for the fair market value of conditional future obligations associated with environmental issues at its manufacturing facilities in Belgium and the United States that the Company will be required to remedy at some future date, when these assets are retired. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material in 2011, 2010 and 2009 and is not expected to be material in the future.
Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible.
The Company accounts for uncertain tax positions in accordance with ASC 740, Income taxes. This guidance prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
Interest and penalties related to tax contingency or settlement items are recorded as a component of the provision for income taxes in the Company's Consolidated Statements of Income. The Company records accruals for tax contingencies as a component of accrued liabilities or other long-term liabilities on its balance sheet.
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

The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends ("Participating Securities") using the two-class method of computing earnings per share. The Company had 0.2 million of unvested share-based payment awards outstanding that were classified as Participating Securities in 2010 and 2009, and none in 2011. The two-class method is an earnings allocation formula that determines earnings per share for common stock and Participating Securities, according to dividends declared and participation rights in undistributed earnings. Under that method, net income is reduced by the amount of dividends declared in the current period for common shareholders and Participating Securities holders. The remaining earnings, or undistributed earnings, are allocated between common stock and Participating Securities to the extent that each security would share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis for common stock and Participating Securities due to the rights of the Participating Securities holders and the Company's history of paying dividends equally on a per share basis.
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	2011	2010	2009
Net income	$218.3	$225.6	$175.1
Less dividends declared:
To common shareholders	72.5	66.4	57.5
To participating security holders	—	0.2	0.2
Total undistributed earnings	$145.8	$159.0	$117.4
Undistributed earnings to common shareholders	$145.8	$158.7	$117.1
Undistributed earnings to participating security holders	—	0.3	0.3
Net income available to common shareholders for basic and diluted earnings per share	$218.3	$225.1	$174.6
Weighted-average shares of common stock outstanding	60.0	62.6	62.4
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.4	1.2	1.0
Weighted-average common and common equivalent shares outstanding	61.4	63.8	63.4
Basic earnings per share	$3.63	$3.60	$2.80
Diluted earnings per share	$3.55	$3.53	$2.75
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.6	0.5	1.7
Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in value is reported either in earnings or initially in other comprehensive income. Gains or losses that are reported in other comprehensive income eventually are recognized in earnings, with the timing of this recognition governed by ASC 815, Derivatives and Hedging.

The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts and local currency options with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany loan transactions, and certain accounts payable. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders' equity as a component of foreign currency translation adjustments within accumulated other comprehensive loss. Forward points and option costs associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income.
Gains and losses on contracts designated as hedges of identifiable foreign currency forecasted purchases are deferred and included in other comprehensive income. The Company previously utilized interest rate swap agreements to convert a portion of its floating rate U.S. dollar long-term debt to fixed rate U.S. dollar debt under its credit facility that was terminated in 2011. Changes in the underlying market value of swap arrangements that qualify as cash flow hedging activities are recorded as a component of other comprehensive income. Changes in the market value of swaps that do not qualify as cash flow hedges are recorded in income each period. See Note 8 to the Consolidated Financial Statements.
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
Prior to December 2009, the Company utilized the official exchange rate in Venezuela to translate the results of the subsidiary. In December 2009, the Company considered its past and continued intent to use the parallel exchange rate to settle its U.S. dollar-denominated liabilities and the fact that the Company no longer expected to remit dividends at the official rate. In view of these facts and circumstances existing, the Company determined that effective December 26, 2009, it would use the parallel rate to translate the operations of its Venezuelan subsidiary. As a result of this decision, the Company recorded a pretax loss of $3.5 million related to remeasuring the non-Venezuelan bolivar denominated balances as of year end 2009. Furthermore, the Company began translating the Venezuelan sales and profit results at the parallel rate as of the beginning of 2010. In May 2010, the Venezuelan government closed the use of the parallel rate, and consequently, from that time forward, this rate is no longer available and has not been used to translate the results in Venezuela. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a new “banded” exchange rate. As the Company believed this would be the primary rate at which it would settle its non-bolivar denominated liabilities and repatriate dividends, it began translating its bolivar denominated transactions and balances at this rate beginning in June 2010.
Inflation in Venezuela has been at relatively high levels over the past few years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Venezuela. This blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009 and as such, the Company transitioned to highly inflationary status at the beginning of its 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The impact of the changes in the value of the Venezuelan bolivar versus the U.S. dollar on earnings in 2011 and 2010 was not significant. As of the end of 2011, the Company had approximately $13 million of net monetary assets in Venezuela, which are of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

New Accounting Pronouncements. In January 2011, the Financial Accounting Standards Board ("FASB") issued an amendment to defer the effective date of disclosures about troubled debt restructuring to interim and annual periods ending after June 15, 2011. The guidance on troubled debt restructuring did not impact the Company's disclosures included in its Consolidated Financial Statements.
In May 2011, the FASB issued amendments to existing guidance regarding fair value measurement practices. The amendments provide a consistent definition of fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. Consequently, the amendments change certain fair value measurement principles and disclosure requirements under U.S. GAAP. For public companies, the amendments are effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the amendments will have a significant impact on its Consolidated Financial Statements.
In June 2011, the FASB issued an amendment to existing guidance regarding comprehensive income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public companies, the amendment is effective for the fiscal years beginning after December 15, 2011. In December 2011, the FASB issued an amendment to its June 2011 guidance to defer the changes in that update that relate to the presentation of reclassification adjustments. All other requirements of the June 2011 amendment are not affected by this deferral. As a result, in 2012, the Company will change its presentation of comprehensive income.
In September 2011, the FASB issued amendments to existing guidance regarding goodwill impairment testing. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for all companies for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, but early adoption is permitted. The Company has elected to adopt this guidance as of fiscal year 2012, and it does not believe the amendments will have an impact on its Consolidated Financial Statements.
In December 2011, the FASB issued an amendment to existing guidance regarding disclosures about offsetting assets and liabilities. The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. As the Company does not intend to use the right of offset in presenting its assets or liabilities, the amendment will not have an impact on its Consolidated Financial Statements.
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
The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2011	2010	2009
Severance	$5.9	$6.5	$5.2
Asset impairment/facility moving costs	2.0	1.1	2.8
Total re-engineering and impairment charges	$7.9	$7.6	$8.0

The Company recorded re-engineering and impairment charges of $5.9 million, $6.5 million and $5.2 million in 2011, 2010 and 2009, respectively, related to severance costs incurred to reduce head count in various units, mainly due to implementing changes in the businesses' management structures. These costs were primarily related to operations in France, Fuller Mexico, Japan and Malaysia in 2011; Australia, France and Japan in 2010; and Australia, BeautiControl, France, Fuller Mexico and Japan in 2009. In 2011, re-engineering and impairment charges also included $1.3 million related to the decision to merge the Nutrimetics and Tupperware businesses in Malaysia and $0.7 million related to asset impairments, exit activities and relocation costs. In 2010, re-engineering and impairment charges also included $1.1 million related to moving costs and the impairment of property, plant and equipment associated with the relocation of certain manufacturing facilities in Japan. In 2009, these costs also included $2.1 million related to the impairment of software and property, plant and equipment and $0.7 million of costs associated with the relocation of certain manufacturing facilities.
Pretax costs incurred in connection with the re-engineering program included above and allocated to cost of products sold were as follows:

(In millions)	2011	2010	2009
Re-engineering and impairment charges	$7.9	$7.6	$8.0
Cost of products sold	1.7	—	—
Total pretax re-engineering costs	$9.6	$7.6	$8.0
The balances included in accrued liabilities related to re-engineering and impairment charges as of December 31, 2011, December 25, 2010, and December 26, 2009 were as follows:

(In millions)	2011	2010	2009
Beginning balance	$2.4	$1.5	$2.2
Provision	7.9	7.6	8.0
Cash expenditures:
Severance	(5.7)	(5.5)	(5.4)
Other	(1.1)	(1.1)	(1.2)
Non-cash asset impairments	(0.5)	(0.1)	(2.1)
Ending balance	$3.0	$2.4	$1.5
The accrual balance as of December 31, 2011, relates primarily to severance payments expected to be made by the end of the second quarter of 2012. In connection with the decision to cease operating Nutrimetics Malaysia, the Company recorded a $1.7 million charge to cost of sales for inventory obsolescence.

Note 3:	Inventories

(In millions)	2011	2010
Finished goods	$206.4	$184.7
Work in process	22.0	20.0
Raw materials and supplies	74.1	74.4
Total inventories	$302.5	$279.1

Note 4:	Property, Plant and Equipment

(In millions)	2011	2010
Land	$51.1	$49.0
Buildings and improvements	216.3	212.3
Molds	582.3	570.2
Production equipment	298.8	282.6
Distribution equipment	45.4	47.9
Computer/telecom equipment	65.0	70.5
Furniture and fixtures	24.7	24.7
Capitalized software	60.2	58.0
Construction in progress	34.0	17.1
Total property, plant and equipment	1,377.8	1,332.3
Less accumulated depreciation	(1,104.7)	(1,074.3)
Property, plant and equipment, net	$273.1	$258.0
The Company currently has construction projects planned to expand its manufacturing, warehousing and distribution facilities in China and Indonesia. The projects are expected to be completed in 2013, and spending is expected to be approximately $18.1 million.

Note 5:	Accrued and Other Liabilities

(In millions)	2011	2010
Income taxes payable	$9.1	$18.4
Compensation and employee benefits	88.5	96.4
Advertising and promotion	70.2	72.6
Taxes other than income taxes	25.5	26.7
Pensions	3.1	4.3
Post-retirement benefit	3.0	3.2
Dividends payable	16.8	18.7
Foreign currency and interest rate swap contracts	19.0	17.7
Other	87.3	87.4
Total accrued liabilities	$322.5	$345.4

(In millions)	2011	2010
Post-retirement benefit	$35.3	$33.4
Pensions	127.5	115.6
Income taxes	17.4	17.4
Long-term deferred income tax	44.5	81.9
Long-term interest rate swap contracts	—	23.1
Other	28.1	27.4
Total other liabilities	$252.8	$298.8

Note 6:	Goodwill and Intangible Assets
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
In 2009, the Company recorded impairment charges related to its NaturCare, Nutrimetics and South African businesses, in part, due to the fact that current and forecasted future results of operations were below its prior projections. Also contributing to these impairments was an overall increase to the assumed discount rates used in the valuations. As a result, the Company recorded impairments to the Nutrimetics, NaturCare and Avroy Shlain tradenames of $10.1 million, $4.2 million and $2.0 million, respectively. In addition, the Company recognized impairments of goodwill of $8.6 million and $3.2 million relating to the Nutrimetics and South African beauty reporting units, respectively.
In the third quarter of 2010, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl which was completed in the second quarter, and determined there was no further impairment. The Company subsequently decided it would cease operating its Swissgarde unit in Southern Africa as a separate business. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired and recorded in 2010 a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to the sales force intangible and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit. During 2011, the Company sold its interest in Swissgarde for $0.7 million that resulted in a gain of $0.1 million.
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

Fair value of the reporting units is determined by the Company using either the income approach or a combination of the income and market approaches with generally a greater weighting on the income approach (75 percent). When the characteristics of the reporting unit are more similar to the guideline public companies in terms of size, markets and economy, then a more equal weighting is used between the income and market approaches. The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant 2011 assumptions for these forecasts included annual revenue growth rates ranging from zero to 12.0 percent with an average growth rate of 6 percent. The growth rates were determined by reviewing historical results of these units and the historical results of the Company’s other business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units in 2011, the Company applied discount rates to its reporting units’ projected cash flows ranging from 11.6 to 22.3 percent. The discount rate at the high end of this range was for the Avroy Shlain and Latin American reporting units due to higher country-specific risks. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.
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
With the goodwill impairment recorded in the current year for Nutrimetics Asia Pacific, this unit is at a higher risk of additional impairments in future periods if changes in certain assumptions occur. This is also the case for the Nutrimetics tradename value, as the fair value was set equal to carrying value in the current year. The fair value of the Avroy Shlain, Fuller Mexico, Fuller Philippines, NaturCare and Nutrimetics Europe reporting units as well as the Nuvo and Avroy Shlain trade names exceeded the carrying value by over 65 percent at the valuation date. The fair value of the Fuller Latin America and BeautiControl reporting units exceeded the carrying value by almost 45 percent. The fair value of the Company’s Fuller and NaturCare tradenames had an excess of 29 and 37 percent over carrying value, respectively. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.

The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 31, 2011, December 25, 2010 and December 26, 2009:

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Gross goodwill balance at December 26, 2009	$35.0	$79.2	$16.3	$155.6	$7.1	$293.2
Effect of changes in exchange rates	(1.0)	6.9	—	4.9	(0.1)	10.7
Gross goodwill balance at December 25, 2010	34.0	86.1	16.3	160.5	7.0	303.9
Effect of changes in exchange rates	(0.9)	2.6	—	(12.9)	(0.4)	(11.6)
Gross goodwill balance at December 31, 2011	$33.1	$88.7	$16.3	$147.6	$6.6	$292.3

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Accumulated impairment balance at December 26, 2009	$14.7	$3.0	$—	$—	$—	$17.7
Goodwill impairment	2.1	—	—	—	—	2.1
Accumulated impairment balance at December 25, 2010	16.8	3.0	—	—	—	19.8
Goodwill impairment	—	31.1	—	—	—	31.1
Accumulated impairment balance at December 31, 2011	$16.8	$34.1	$—	$—	$—	$50.9
The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 31, 2011
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$157.1	$—	$157.1
Sales force relationships - single level	26.9	23.9	3.0
Sales force relationships - multi tier	35.9	31.7	4.2
Acquired proprietary product formulations	3.6	3.6	—
Total intangible assets	$223.5	$59.2	$164.3

	December 25, 2010
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$170.2	$—	$170.2
Sales force relationships - single level	29.7	25.1	4.6
Sales force relationships - multi tier	35.3	29.7	5.6
Acquired proprietary product formulations	4.0	4.0	—
Total intangible assets	$239.2	$58.8	$180.4

A summary of the identifiable intangible asset account activity is as follows:

	Year Ending
(In millions)	December 31, 2011	December 25, 2010
Beginning balance	$239.2	$229.9
Impairment of intangible assets	(5.0)	(2.2)
Effect of changes in exchange rates	(10.7)	11.5
Ending balance	$223.5	$239.2
Amortization expense was $2.9 million, $3.9 million and $5.1 million in 2011, 2010 and 2009, respectively. The estimated annual amortization expense associated with the above intangibles for each of the five succeeding years is $2.0 million, $1.4 million, $1.0 million, $0.7 million and $0.6 million, respectively.

Note 7:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2011	2010
2007 term loan facility due 2012	$—	$405.0
Fixed rate Senior Notes due 2021	396.1	—
Five year Credit Agreement expiring 2016	192.3	—
Belgium facility capital lease	20.5	22.3
Other	2.0	1.4
	610.9	428.7
Less current portion	(195.7)	(1.9)
Long-term debt	$415.2	$426.8

(Dollars in millions)	2011	2010
Total short-term borrowings at year-end	$193.4	$—
Weighted average interest rate at year-end	3.0%	na
Average short-term borrowings during the year	$166.1	$125.2
Weighted average interest rate for the year	2.1%	1.6%
Maximum short-term borrowings during the year	$425.2	$188.6
Notes Sold
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Senior Notes”) at an issue price of 98.989%, pursuant to a purchase agreement, dated as of May 25, 2011, that included the Company and its wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”).
The Senior Notes were issued under an Indenture, dated as of June 2, 2011 (the “Indenture”), between the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain circumstances specified in the Indenture.

Prior to March 1, 2021, the Company may redeem the Senior Notes, at its option, at a redemption price equal to 100 percent of the principal amount to be redeemed, accrued interest and a make-whole premium equal to the present value of the remaining scheduled payments of principal and interest. In determining the present value of the remaining scheduled payments, such payments shall be discounted to the redemption date using a discount rate equal to the Treasury Rate (as defined in the Indenture) plus 30 basis points. On or after March 1, 2021, the redemption price will equal 100 percent of the principal amount of the Senior Notes to be redeemed.
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 31, 2011, the Company was in compliance with all of its covenants.
On January 6, 2012, the company completed the process to register its Senior Notes under the Securities Act of 1933. This was accomplished through an exchange of the Senior Notes for new notes that are identical in all material respects, except that the transfer restrictions and rights under the registration rights agreement do not apply.
Credit Agreement
Also on June 2, 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement (the “Credit Agreement”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of December 31, 2011, the Company had $192.3 million of borrowings outstanding under its $450 million Credit Agreement. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operations and financing activities, and uses cash available at the end of the period to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates.  The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate.  As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended. As of December 31, 2011, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate at that time of 2.9 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of December 31, 2011, the Company was in compliance with all of its covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement through a security interest in certain "Tupperware" trademarks and service marks.

Use of Proceeds
In connection with the closing of the Credit Agreement, the company terminated its Credit Facility dated September 28, 2007 (the "Old Credit Facility"). The net proceeds from the issuance of the Senior Notes, along with borrowings under the new Credit Agreement were used to repay all of the Company's $405 million outstanding term loans under the Old Credit Facility. As a result of the termination of the Old Credit Facility, the Company recorded a loss on the extinguishment of debt of $0.9 million of unamortized debt issuance costs, as well as an additional $18.9 million in interest expense reclassified from other comprehensive loss as hedges under related interest rate swaps became ineffective. As a result of the Senior Notes offering and the execution of the new Credit Agreement, the Company incurred costs of $5.8 million, of which $0.2 million were expensed and $5.6 million were capitalized as deferred finance costs.
At December 31, 2011, the Company had $359.9 million of unused lines of credit, including $254.6 million under the committed, secured $450 million Credit Agreement, and $105.3 million available under various uncommitted lines around the world. Interest paid on total debt in 2011, 2010 and 2009 was $36.0 million, $25.7 million and $32.6 million, respectively.
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
Contractual maturities for long-term obligations at December 31, 2011 are summarized by year as follows (in millions):

Year ending:	Amount
December 29, 2012	$195.7
December 28, 2013	2.1
December 27, 2014	2.1
December 26, 2015	2.0
December 31, 2016	2.1
Thereafter	406.9
Total	$610.9
Capital Leases
In 2006, the Company initiated construction of a new Tupperware center of excellence manufacturing facility in Belgium which was completed in 2007 and replaced its existing Belgium facility. The cost of the new facility and equipment totaled $24.0 million and was financed through a sales lease-back transaction under two separate leases. The two leases are being accounted for as capital leases and have terms of 10 and 15 years and interest rates of 5.1 percent. In 2010, the Company extended the lease on one of its buildings in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease is now classified as capital and had an initial value of $3.8 million with a term of 10 years and an interest rate of 2.9 percent.

Following is a summary of capital lease obligations at December 31, 2011 and December 25, 2010:

(In millions)	December 31, 2011	December 25, 2010
Gross payments	$25.6	$28.6
Less imputed interest	5.1	6.3
Total capital lease obligation	20.5	22.3
Less current maturity	1.8	1.4
Capital lease obligation - long-term portion	$18.7	$20.9

Note 8:	Derivative Financial Instruments
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
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered by the Company to be a component of interest expense. In 2011, 2010 and 2009, the forward points on fair value hedges resulted in pretax gains of $8.3 million, $6.0 million and $1.6 million, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. As of December 31, 2011, December 25, 2010 and December 26, 2009, the balance in other comprehensive income, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was $0.3 million, $0.5 million and $0.8 million, respectively. The change in the balance in other comprehensive loss was a net loss of $0.2 million, $0.3 million and $2.1 million during the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. In 2011, 2010 and 2009, forward points on cash flow hedges resulted in pretax losses of $2.0 million, $2.6 million and $2.6 million, respectively.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive income. In 2011, 2010 and 2009, the Company recorded net gains (losses) associated with these hedges of $11.9 million, $(9.0) million and $(9.4) million, respectively, in other comprehensive loss, net of tax. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. In 2011, 2010 and 2009, forward points on net equity hedges resulted in pretax losses of $11.2 million, $8.0 million and $4.0 million, respectively.

While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. For the years ended December 31, 2011, December 25, 2010 and December 26, 2009 the cash flow impact of these currency hedges was an inflow of $6.1 million, an outflow of $5.9 million and an inflow of $12.7 million, respectively.
Following is a listing of the Company's outstanding derivative financial instruments at fair value as of December 31, 2011 and December 25, 2010. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	2011		2010
(in millions)	Buy	Sell	Buy	Sell
Euro	$61.4		$65.2
U.S. dollar	48.5		21.0
South Korean won	6.8		12.5
Indonesian rupiah	6.6		17.5
Brazilian real	6.3		2.8
Malaysian ringgit	5.0			$0.3
New Zealand dollar	4.6		4.4
Philippine peso	4.2		—
Mexican peso	1.8			0.2
South African rand	0.5			1.2
Swiss franc		$39.2		49.6
Japanese yen		28.4		11.9
Australian dollar		17.5		5.5
Turkish lira		14.4		11.9
Russian ruble		9.3		1.0
Canadian dollar		8.6		9.6
Argentine peso		4.3		7.6
British pound		3.8		3.3
Thai baht		2.6		2.2
Croatian kuna		2.5		2.6
Hungarian forint		2.0		1.9
Norwegian krone		2.0		1.8
Indian rupee		2.0		—
Czech koruna		1.9		1.6
Polish zloty		1.5		5.7
Swedish krona		1.5		1.5
Ukraine hryvnia		1.3		1.3
Singapore dollar		1.3		0.2
Kazakhstan tenge		0.3		2.6
Other currencies (net)		0.6		1.7
	$145.7	$145.0	$123.4	$125.2

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures.
Under the Old Credit Facility, which was terminated during the second quarter of 2011 in conjunction with the signing of the new Credit Agreement, there was a requirement that the Company keep at least 40 percent of total borrowings at a fixed interest rate through September 2012. In September 2007, the Company entered into four interest rate swap agreements with notional values totaling $325 million that expire in 2012. Under the terms of these swap agreements, the Company received a floating rate equal to the 3 month U.S. dollar LIBOR and paid a weighted average fixed rate of about 4.8 percent. In 2011, 2010 and 2009, through the date of termination, the interest rate under the Old Credit Facility also included a spread of 62.5 basis points. As a result of the termination of the Old Credit Facility, the Company recorded $18.9 million in interest expense which was reclassified from other comprehensive loss as a result of the hedges under related interest rate swaps becoming ineffective.
During 2008, the Company entered into a forward interest rate agreement that swapped a portion of the Company's then outstanding LIBOR-based floating obligation into a fixed obligation for $200 million in 2009 and $100 million in 2010. The Company paid a weighted average rate of about 2.2 percent on the $200 million for 2009 and about 1.9 percent on the $100 million for 2010, plus the spread under the Old Credit Facility. Both of these agreements had expired by the end of 2010.
The swap agreements which continued through the date of termination were designated as cash flow hedges, with interest payments designed to perfectly match the interest payments under the term loans due in 2012. The fair value of all these hedges was a net payable of $23.1 million ($14.7 million net of tax) as of December 25, 2010, which was mainly included as a component of accumulated other comprehensive income. In 2009, the Company made a voluntary prepayment on its term debt resulting in some interest rate swaps becoming partially ineffective. As a result, the Company recorded a $0.4 million loss to interest expense on the Consolidated Statement of Income for the year ended December 26, 2009. The interest rate swaps continued to be ineffective in 2010, through the date of termination, with a minimal impact.
The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of December 31, 2011 and December 25, 2010:

	December 31, 2011
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$10.2
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	21.4	Accrued liabilities	18.7
Total derivatives instruments		$21.4		$28.9

	December 25, 2010
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$23.1
Foreign exchange contracts	Non-trade amounts receivable	16.1	Accrued liabilities	17.7
Total derivatives designated as hedging instruments		$16.1		$40.8

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the years ended December 31, 2011, December 25, 2010 and December 26, 2009:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2011	2010	2009		2011	2010	2009
Foreign exchange contracts	Other expense	($8.6)	$8.5	$32.6	Other expense	$8.5	($9.0)	($32.8)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate contracts	$4.1	$4.6	$8.5	Interest expense	$—	$—	$—	Interest expense	$(18.9)	$0.2	$(0.4)
Foreign exchange contracts	0.2	(0.2)	(0.5)	Cost of products sold and DS&A	(1.9)	0.6	4.3	Interest expense	(2.0)	(2.6)	(2.6)
Net equity hedging relationships
Foreign exchange contracts	18.7	(14.1)	(14.8)	Other expense	—	—	—	Interest expense	(11.2)	(8.0)	(4.0)
The Company's theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be partially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued losses were $7.5 million, $24.7 million and $29.0 million at December 31, 2011, December 25, 2010 and December 26, 2009, respectively, and were recorded either in accrued liabilities or other assets, depending upon the net position of the individual contracts. While certain of its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled, as do the Company's impaired interest rate swaps. However, the cash flow impact of certain of these exposures, other than related to the impaired interest rate swaps, is in turn partially offset by hedges of net equity and other forward contracts. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

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

Description of Assets (in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.5	$9.5	$—	$—
Foreign currency derivative contracts	21.4	—	21.4	—
Total	$30.9	$9.5	$21.4	$—

Description of Liabilities (in millions)
Interest rate swaps	$10.2	$—	$10.2	$—
Foreign currency derivative contracts	18.7	—	18.7	—
Total	$28.9	$—	$28.9	$—

Description of Assets (in millions)	December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$30.2	$30.2	$—	$—
Foreign currency derivative contracts	16.1	—	16.1	—
Total	$46.3	$30.2	$16.1	$—

Description of Liabilities (in millions)
Interest rate swaps	$23.1	$—	$23.1	$—
Foreign currency derivative contracts	17.7	—	17.7	—
Total	$40.8	$—	$40.8	$—
The Company markets its products in almost 100 countries and is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of December 31, 2011 and December 25, 2010, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of positive $2.7 million and negative $1.6 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 8 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts was based on the discounted net present value of the swap using third party quotes. Changes in fair market value were recorded in other comprehensive income through the termination date of the related credit facility, and changes resulting from ineffectiveness, which were not material, have been recorded in current earnings.
Included in the Company's cash equivalents balances as of December 31, 2011 and December 25, 2010 were $9.5 million and $30.2 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.
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
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2011 and December 25, 2010. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes debt was $406 million at December 31, 2011 compared with the carrying value of $396 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences.

Note 10:	Accumulated Other Comprehensive Loss

(In millions)	December 31, 2011	December 25, 2010
Foreign currency translation adjustments	$(250.4)	$(196.2)
Pension and retiree medical	(45.4)	(36.1)
Deferred gain/(loss) on cash flow hedges	0.3	(14.2)
Total	$(295.5)	$(246.5)

Note 11:	Statements of Cash Flows Supplemental Disclosure
In 2010, the Company acquired $4.6 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in 2011 or 2009. In 2009, the Company began allowing participants the right to net share settle their stock options, where the Company issues a number of shares representing the value of the spread between the option exercise price and the then current market value of the shares subject to the option. In 2009, options for the purchase of 0.7 million shares, with an aggregate exercise price value of $12.9 million were exercised under this method. In 2011 and 2010, a minimal amount of shares under option were exercised under this method. Employees are also allowed to use shares to pay withholding taxes up to the statutory minimum. In 2011, 2010 and 2009, 45,072, 47,789 and 156,498 shares, respectively, were retained to fund withholding taxes, with values totaling $2.5 million, $2.2 million and $6.2 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.

Note 12:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2011	2010	2009
Domestic	$(15.2)	$(16.3)	$29.3
Foreign	310.5	316.0	207.8
Total	$295.3	$299.7	$237.1
The domestic and foreign components of income (loss) before taxes for 2011 and 2010 reflect an adjustment as required under certain advanced pricing agreements.
The provision (benefit) for income taxes was as follows:

(In millions)	2011	2010	2009
Current:
Federal	$4.2	$(4.2)	$39.1
Foreign	79.4	85.8	66.3
State	1.2	0.5	1.1
	84.8	82.1	106.5
Deferred:
Federal	0.2	(9.2)	(38.0)
Foreign	(7.5)	1.7	(6.2)
State	(0.5)	(0.5)	(0.3)
	(7.8)	(8.0)	(44.5)
Total	$77.0	$74.1	$62.0

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2011	2010	2009
Amount computed using statutory rate	$103.4	$104.9	$83.0
(Reduction) increase in taxes resulting from:
Net impact from repatriating foreign earnings and direct foreign tax credits	8.4	(8.8)	(7.8)
Foreign income taxes	(24.1)	(21.7)	(18.7)
Impact of non-deductible intangible impairments	12.6	—	7.5
U.S. tax impact of foreign currency transactions	—	(0.2)	(1.3)
Impact of changes in Mexican legislation and revaluation of tax assets	(20.4)	(3.2)	4.5
Other changes in valuation allowances for deferred tax assets	(0.3)	2.1	2.9
Foreign and domestic tax audit settlement and adjustments	(3.4)	(1.8)	(9.1)
Other	0.8	2.8	1.0
Total	$77.0	$74.1	$62.0
The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits as well as lower foreign effective tax rates. As a result of tax law changes in Mexico, a tax election was made in 2011 that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred in 2011 additional costs of $16.0 million associated with the repatriation of foreign earnings. Included in the 2010 net impact from repatriating foreign earnings and direct foreign tax credits are a $16.1 million tax benefit of repatriating high tax foreign earnings and direct foreign tax credits and $22.3 million of certain previously unrecognized foreign tax credit benefits, partially offset by the $29.6 million U.S. tax cost due to additional repatriation of low tax foreign earnings in 2010. Certain prior year components have been reclassified to conform to current year presentation.
Deferred tax (liabilities) assets were composed of the following:

(In millions)	2011	2010
Purchased intangibles	$(44.2)	$(46.2)
Other	(5.1)	(29.6)
Gross deferred tax liabilities	(49.3)	(75.8)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	262.7	343.1
Fixed assets basis differences	25.2	27.6
Employee benefits accruals	60.0	48.7
Postretirement benefits	14.0	13.5
Inventory	11.6	9.7
Accounts receivable	12.3	13.8
Depreciation	9.5	6.4
Deferred costs	79.8	25.0
Liabilities under interest rate swap contracts	3.8	8.5
Capitalized intangibles	24.4	20.6
Other accruals	30.2	40.7
Gross deferred tax assets	533.5	557.6
Valuation allowances	(96.0)	(99.8)
Net deferred tax assets	$388.2	$382.0

At December 31, 2011, the Company had domestic federal and state net operating loss carry forwards of $46.2 million, separate state net operating loss carry forwards of $108.4 million, and foreign net operating loss carry forwards of $459.1 million. Of the total foreign and domestic net operating loss carry forwards, $465.5 million expire at various dates from 2012 to 2031, while the remainder have unlimited lives. During 2011, the Company realized net cash benefits of $11.0 million related to foreign net operating loss carry forwards. At December 31, 2011 and December 25, 2010, the Company had estimated foreign tax credit carry forwards of $123.2 million and $176.1 million, respectively, most of which expire in the years 2017 through 2020 if not utilized. Deferred costs in 2011 include assets of $77.5 million related to advanced payment agreements entered into by the company with its foreign subsidiaries, which are expected to reverse over the next three years. At December 31, 2011 and December 25, 2010, the Company had valuation allowances against certain deferred tax assets totaling $96.0 million and $99.8 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The credit and net operating loss carryforwards were impacted by a decrease to federal foreign tax credit carryforwards of $49.5 million, as well as a decrease in various foreign net operating losses. The increase in deferred costs of $54.8 million is due to additional advanced transaction agreements entered into during the year and related payments received from foreign affiliates. The change in the Other accruals caption above is impacted by the timing of realization of foreign exchange gains and losses in the United States as well as multiple other timing differences across various foreign jurisdictions.
The Company paid income taxes, net, in 2011, 2010 and 2009 of $95.4 million, $80.7 million and $85.2 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $3.6 million, $0.8 million and $0.7 million in 2011, 2010 and 2009, respectively.
As of December 31, 2011 and December 25, 2010, the Company's gross unrecognized tax benefit was $28.6 million and $27.3 million, respectively. The Company estimates that approximately $23.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2011	2010	2009
Balance, beginning of year	$27.3	$53.1	$46.9
Additions based on tax positions related to the current year	3.5	10.5	15.1
Additions for tax positions of prior year	4.6	2.8	0.7
Reduction for tax positions of prior years	(4.7)	(27.2)	(8.7)
Settlements	(0.2)	(11.3)	(0.5)
Reductions for lapse in statute of limitations	(1.3)	(0.9)	(2.1)
Impact of foreign currency rate changes versus the U.S. dollar	(0.6)	0.3	1.7
Balance, end of year	$28.6	$27.3	$53.1
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.8 million and $5.1 million as of December 31, 2011 and December 25, 2010, respectively. Interest and penalties included in the provision for income taxes totaled $1.2 million and $0.8 million for 2011 and 2010, respectively. In 2009, the Company recorded a benefit of $1.0 million to the provision related to interest and penalties from the reversals of certain accruals made in previous years.
During the year ended December 31, 2011, the Company settled certain tax positions in various foreign countries which included a payment of $0.4 million of interest and taxes. As a result of the settlement, the Company's unrecognized tax benefit decreased by $3.2 million, and related accruals for interest and penalties decreased by $0.3 million. Also during 2011, the Company reduced its liability by $1.2 million upon entering into certain advance pricing agreements. During the year, the accrual for uncertain tax positions also increased for positions being taken in various tax filings. The accrual is also impacted by changes in foreign exchange rates.

In the year ended December 25, 2010, the Company recognized $22.3 million of previously unrecognized foreign tax credit benefits as a result of the issuance of clarifying tax guidance and favorable tax developments. In addition, the gross unrecognized tax benefit decreased by $1.9 million as a result of favorable audit settlements in several foreign jurisdictions. During 2010, the Company settled uncertain Mexican tax positions with a payment of $15.6 million ($9.2 million in tax and $6.4 million in interest), which was subject to indemnification by a third party. As a result, the Company's unrecognized tax benefit decreased by $4.2 million, and related accruals for interest and penalties decreased by $7.7 million.
The Company operates globally and files income tax returns in the United States federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, Australia (2006), Brazil (2008), France (2006), Germany (2006), India (2001), Indonesia (2000), Italy (2005), Malaysia (2000), Mexico (2001), South Africa (2005) and South Korea (2010), with limited exceptions.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.2 million. For the remaining balance as of December 31, 2011, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
As of December 31, 2011, the Company had foreign undistributed earnings of $947 million where it is the Company's intent that the earnings be reinvested indefinitely. Consequently, the Company has not provided for U.S. deferred income taxes on these undistributed earnings. The determination of the amount of unrecognized deferred U.S. income tax liability associated with these undistributed earnings is not practicable because of the complexities associated with the calculation.
The Company recognized $9.3 million, $7.3 million and $16.2 million of benefits for deductions associated with the exercise of employee stock options in 2011, 2010 and 2009, respectively. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

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

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2011	2010	2011	2010	2011	2010
Change in benefit obligations:
Beginning balance	$59.2	$54.1	$36.6	$38.4	$172.6	$164.6
Service cost	1.1	1.0	0.1	0.1	9.2	8.4
Interest cost	2.6	2.6	1.6	1.8	7.3	7.4
Actuarial (gain) loss	2.3	3.9	3.3	(0.9)	8.6	8.7
Benefits paid	(1.4)	(2.3)	(3.3)	(2.9)	(16.4)	(17.2)
Impact of exchange rates	—	—	—	0.1	0.8	1.5
Plan participant contributions	—	—	—	—	1.5	4.8
Settlements	(0.2)	(0.1)	—	—	(7.6)	(5.0)
Curtailments/Amendments	—	—	—	—	—	(0.6)
Ending balance	$63.6	$59.2	$38.3	$36.6	$176.0	$172.6
Change in plan assets at fair value:
Beginning balance	$27.8	$26.2	$—	$—	$84.9	$82.1
Actual return on plan assets	2.1	4.2	—	—	(0.2)	4.3
Company contributions	1.8	0.1	3.3	2.9	14.8	12.4
Plan participant contributions	—	—	—	—	1.9	5.0
Benefits and expenses paid	(1.7)	(2.7)	(3.3)	(2.9)	(15.6)	(15.7)
Impact of exchange rates	—	—	—	—	2.1	2.2
Settlements	(0.2)	—	—	—	(7.1)	(5.4)
Ending balance	$29.8	$27.8	$—	$—	$80.8	$84.9
Funded status of plans	$(33.8)	$(31.4)	$(38.3)	$(36.6)	$(95.2)	$(87.7)
Amounts recognized in the balance sheet consisted of:

(In millions)	December 31, 2011	December 25, 2010
Accrued benefit liability	$(167.3)	$(155.7)
Accumulated other comprehensive loss (pretax)	65.2	53.5
Items not yet recognized as a component of pension expense as of December 31, 2011 and December 25, 2010 consisted of:

	2011		2010
(In millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Transition obligation	$0.5	$—	$—	$—
Prior service (benefit)	(1.3)	(6.0)	(1.7)	(6.7)
Net actuarial loss	60.1	11.9	52.9	9.0
Accumulated other comprehensive loss (pretax)	$59.3	$5.9	$51.2	$2.3

Components of other comprehensive income (loss) for the years ended December 31, 2011 and December 25, 2010 consisted of the following:

	2011		2010
(In millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Transition obligation	$0.5	$—	$—	$—
Net prior service (cost) benefit	0.4	0.7	0.9	(0.8)
Net actuarial gain (loss)	7.2	2.9	(7.2)	0.9
Other comprehensive income (loss)	$8.1	$3.6	$(6.3)	$0.1
In 2012, the Company expects to recognize approximately $0.9 million of the prior service benefit and $5.0 million of the net actuarial loss, as components of pension and postretirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2011 and December 25, 2010 was $208.1 million and $205.9 million, respectively. At December 31, 2011 and December 25, 2010, the accumulated benefit obligations of certain pension plans exceeded those plans' assets. For those plans, the accumulated benefit obligations were $170.0 million and $152.8 million, and the fair value of their assets was $69.3 million and $55.0 million as of December 31, 2011 and December 25, 2010, respectively. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.
The costs associated with all of the Company's plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost:
Service cost and expenses	$10.3	$9.4	$7.5	$0.1	$0.1	$0.1
Interest cost	9.9	10.0	9.7	1.7	1.8	2.5
Return on plan assets	(5.5)	(6.5)	(5.7)	—	—	—
Settlement/Curtailment	2.8	2.2	—	—	—	—
Employee contributions	(0.3)	—	—	—	—	—
Net deferral	3.9	3.2	4.0	(0.4)	(0.4)	(0.5)
Net periodic benefit cost	$21.1	$18.3	$15.5	$1.4	$1.5	$2.1
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	4.7%	5.1%	5.8%	5.0%	5.3%	5.8%
Discount rate, benefit obligations	3.7	4.7	5.1	4.0	5.0	5.3
Return on plan assets	8.3	8.3	8.3	n/a	n/a	n/a
Salary growth rate, net periodic benefit cost	5.0	5.0	5.0	n/a	n/a	n/a
Salary growth rate, benefit obligations	3.0	5.0	5.0	n/a	n/a	n/a
Foreign plans
Discount rate	3.9%	4.3%	5.0%	n/a	n/a	n/a
Return on plan assets	4.1	4.4	4.8	n/a	n/a	n/a
Salary growth rate	3.1	3.0	3.1	n/a	n/a	n/a

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The estimated rate of return is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2011 was 8.3 percent and 4.1 percent, respectively, and 8.3 percent and 4.4 percent for 2010, respectively.
The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The weighted average discount rates used to determine the benefit obligation for the U.S. and foreign plans for 2011 were 3.7 percent and 3.9 percent, respectively, and 4.7 percent and 4.3 percent, respectively, for 2010.
The assumed healthcare cost trend rate for 2011 was 7.3 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2019. The healthcare cost trend rate assumption could have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$0.1
Effect on post-retirement benefit obligation	2.5	2.2
The Company sponsors a number of pension plans in the United States and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company's overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is rebalanced to obtain the target asset mix if the percentages fall outside of the range considered to be acceptable. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. The Company's plans do not invest directly in its own stock; however, this does not mean investment in insurance company accounts or other commingled or mutual funds, or any index funds may not hold securities of the Company. The investment objectives of each unit are more specifically outlined below.
The Company's weighted-average asset allocations at December 31, 2011 and December 25, 2010, by asset category, were as follows:

	2011		2010
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	62%	25%	64%	30%
Fixed income securities	38	16	36	13
Real estate	—	5	—	1
Cash and money market investments	—	41	—	9
Guaranteed contracts	—	13	—	47
Total	100%	100%	100%	100%

The fair value of the Company's pension plan assets at December 31, 2011 by asset category is as follows:

Description of Assets (in millions)		December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$29.8	$—	$29.8	$—
Foreign plans:
Australia	Investment fund (b)	5.0	—	5.0	—
Switzerland	Guaranteed insurance contract (c)	33.9	—	—	33.9
Germany	Guaranteed insurance contract (c)	5.6	—	—	5.6
Belgium	Mutual fund (d)	16.1	16.1	—	—
Austria	Euro bond fund (e)	1.0	1.0	—	—
	Guaranteed insurance contract (c)	0.5	—	—	0.5
Korea	Guaranteed insurance contract (c)	2.8	—	—	2.8
Japan	Common/collective trust (f)	7.4	—	7.4	—
	Money market fund (f)	4.6	4.6	—	—
Philippines	Fixed income securities (g)	3.1	3.1	—	—
	Money market fund (g)	0.7	0.7	—	—
Total		$110.5	$25.5	$42.2	$42.8
The fair value of the Company's pension plan assets at December 25, 2010 by asset category is as follows:

Description of Assets (in millions)		December 25, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$27.8	$—	$27.8	$—
Foreign plans:
Australia	Investment fund (b)	6.4	—	6.4	—
Switzerland	Guaranteed insurance contract (c)	30.5	—	—	30.5
Germany	Guaranteed insurance contract (c)	5.4	—	—	5.4
Belgium	Mutual fund (d)	19.2	—	19.2	—
Austria	Euro bond fund (e)	1.1	—	1.1	—
Korea	Guaranteed insurance contract (c)	4.3	—	—	4.3
Japan	Common/collective trust (f)	8.4	—	8.4	—
	Money market fund (f)	6.0	6.0	—	—
Philippines	Fixed income securities (g)	3.6	3.6	—	—
Total		$112.7	$9.6	$62.9	$40.2
____________________

(a)
The investment strategy of the U.S. pension plan for each period presented is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities for both periods. As of December 31, 2011 and December 25, 2010, the common trusts held 62 and 64 percent of its assets in equity securities and 38 and 36 percent in fixed income securities, respectively. Of the amounts held in equity securities at the end of 2011 and 2010, the percentage of invested funds included: 32 and 33 percent in large U.S. stocks, 20 and 21 percent small U.S. stocks, respectively, and 10 percent in international stocks in each year. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
For each period presented, the strategy of this fund is to achieve a long-term net return of at least 4 percent above inflation based on the Australian consumer price index over a rolling 5 year period. The investment strategy is to invest mainly in equities and property, which are expected to earn higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 31, 2011 and December 25, 2010, the percentage of funds held in investments included: Australian equities of 35 and 37 percent, other equities of listed companies outside of Australia of 38 and 27 percent, and real estate of 10 and 19 percent, government and corporate bonds of 10 and 11 percent and cash of 7 and 6 percent, respectively.

(c)
The strategy of the Company's plans in Austria, Germany, Korea and Switzerland is to seek to ensure the future benefit payments of their participants and manage market risk. This is achieved by funding the pension obligations through guaranteed insurance contracts. The plan assets operate similar to investment contracts whereby the interest rate, as well as the surrender value, is guaranteed. The fair value is determined as the contract value, using a guaranteed rate of return which will increase if the market performance exceeds that return.

(d)
The strategy of the Belgian plan in each period presented is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 31, 2011 and December 25, 2010, the percentage of funds held in investments included: large-cap equities of European companies of 28 and 33 percent, small-cap equities of European companies of 20 and 22 percent, equities outside of Europe, mainly in the U.S. and emerging markets 14 and 12 percent, and the remaining amount in bonds, primarily from European and U.S. governments 38 and 33 percent, respectively.

(e)	This fund invests in highly-rated euro government bonds. The fair value of the bond fund is determined using quoted market prices of the underlying assets included in the fund.

(f)
The Company's strategy for each period presented is to invest approximately 60 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 40 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50 percent equities in Japanese listed securities, 7 percent in equities outside of Japan and 43 percent in cash and other short-term investments. The equity investment has been achieved through a collective trust that held 62 and 59 percent in total funded assets as of December 31, 2011 and December 25, 2010, respectively. Of the amount held in the collective trust as of the end of 2011 and 2010, 88 and 87 percent was invested in Japanese equities, while 12 and 13 percent was invested in equities of companies based outside of Japan, respectively. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets. At year end 2011 and 2010, 38 and 41 percent of the plan assets were held in a money market fund. The money market fund is a highly liquid investment and is valued using quoted market prices in active markets.

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

Level 3
Beginning balance at December 25, 2010	$40.2
Realized gains	1.1
Purchases, sales and settlements, net	0.6
Impact of exchange rates	0.9
Ending balance at December 31, 2011	$42.8
The Company expects to contribute $16.4 million to its U.S. and foreign pension plans and $3.1 million to its other U.S. postretirement benefit plan in 2012.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $8.7 million, $8.9 million and $7.8 million for 2011, 2010 and 2009, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid for the Company's U.S. and foreign plans:

Years	Pension benefits	Postretirement benefits	Subsidy receipts	Total
2012	$12.5	$3.5	$0.4	$15.6
2013	13.2	3.5	0.4	16.3
2014	20.0	3.6	0.5	23.1
2015	11.9	3.6	0.5	15.0
2016	14.1	3.5	0.5	17.1
2017-2021	96.8	15.8	2.4	110.2
Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company expects subsidies of $4.7 million from 2012 through 2021 related to these prescription drug benefits.

Note 14:	Incentive Compensation Plans
On May 12, 2010, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. The number of shares of the Company's common stock available for stock-based awards under the plan totaled 4,750,000, plus any remaining shares available for issuance under the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under these plans. The total number of shares available for grant under the 2010 Incentive Plan as of December 31, 2011 was 4,684,081.
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

Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. The fair value of the Company's stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Dividend yield	2.1%	2.7%	3.5%
Expected volatility	40%	40%	39%
Risk-free interest rate	1.6%	2.0%	2.9%
Expected life	8 years	8 years	8 years
Stock option activity for 2011, under all of the Company's incentive plans, is summarized in the following table:

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Options exercisable at year end	Weighted average exercise price per share
Balance at December 25, 2010	3,535,204	$27.43	2,591,135	$23.69
Granted	334,800	54.92
Expired/Forfeited	(2,484)	48.30
Exercised	(714,014)	22.60
Balance at December 31, 2011	3,153,506	$31.43	2,405,638	$25.85
The intrinsic value of options exercised during 2011, 2010 and 2009 totaled $24.1 million, $22.0 million and $54.9 million, respectively. The average remaining contractual life on outstanding and exercisable options was 6.1 years and 5.1 years, respectively, at the end of 2011. The weighted average estimated grant date fair value of 2011, 2010 and 2009 option grants was $19.37, $15.71 and $12.64 per share, respectively.
Performance Awards, Restricted Stock and Restricted Stock Units
The Company also grants performance awards, restricted stock and restricted stock units to employees and directors. The Company has time-vested and performance-vested awards, which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded on a straight-line basis over the required service period.
The Company's performance-vested awards, granted under its performance share plan, provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three-year performance period. The program is based upon a pre-defined number of performance share units, and depending on achievement under the performance measures, can be up to 150 percent of shares initially granted. The awards have been made in the Company's common stock, and the Company records expense on these awards based on the probability of achieving the performance conditions over the three-year performance period.
In 2011, as a result of improved performance, the Company increased the estimated number of shares expected to vest by a total of 15,775 shares for the three performance share plans running during 2011.

Restricted stock, restricted stock units, and performance share award activity for 2011 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
Balance at December 25, 2010	987,739	$25.86
Granted	278,509	56.26
Performance share adjustments	15,775	54.76
Vested	(324,262)	26.74
Forfeited	(12,496)	40.42
Balance at December 31, 2011	945,265	$34.93
The fair value of performance awards, restricted stock and restricted stock units vested in 2011, 2010 and 2009 was $17.3 million, $11.8 million and $4.2 million, respectively.
Compensation expense associated with performance awards, restricted stock and restricted stock units that settle in stock is equal to the market value of the shares on the date of grant and is recorded pro rata over the requisite service period. For awards which are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares and is included as a liability on the Consolidated Balance Sheets. Shares outstanding with cash settled awards totaled 7,530, 10,651 and 7,969 shares as of December 31, 2011, December 25, 2010 and December 26, 2009, respectively. As of December 31, 2011 and December 25, 2010 , these cash settled awards had a fair value of $0.4 million and $0.5 million, respectively.
Compensation expense associated with all employee stock-based compensation was $18.0 million, $14.8 million and $13.2 million in 2011, 2010 and 2009, respectively. The tax benefit associated with this compensation expense was $6.5 million, $5.4 million and $4.8 million in 2011, 2010 and 2009, respectively. As of December 31, 2011, total unrecognized stock based compensation expense related to all stock based awards was $22.8 million, which is expected to be recognized over a weighted average period of 26 months.
Expense related to earned cash performance awards of $18.7 million, $23.6 million and $25.1 million was included in the Consolidated Statements of Income for 2011, 2010 and 2009, respectively.
Stock from treasury shares was issued during 2009 when stock options were exercised until all such shares were issued, which occurred during the first quarter. Subsequently, the Company began using previously unissued shares and then began repurchasing shares in the third quarter of 2009. Some of these shares were then used to satisfy option exercises. The Company's Board of Directors, in February 2010, approved a revised program for repurchasing shares with an aggregate cost up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company's equity incentive plans, with the intention of keeping the number of shares outstanding at about 63 million. In January 2011, the Company's board increased the share repurchase authorization by $250 million to $600 million, and in October 2011, further increased the share repurchase authorization by $600 million to $1.2 billion. The authorization continues to run until February 1, 2015.
During 2011, 2010 and 2009, the Company repurchased 7.1 million, 1.3 million and 1.8 million shares at an aggregate cost of $426.1 million, $60.3 million and $77.0 million, respectively. Since inception of the program in May 2007 and through December 31, 2011, the Company had repurchased 12.2 million shares at an aggregate cost of $627.7 million.

Note 15:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.

Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Since the acquisition of the direct selling businesses of Sara Lee Corporation in 2005, certain segments previously aggregated in Beauty Other have changed such that both Tupperware and beauty and personal care products contribute significantly to sales and profit, which has changed the way these businesses have been operated. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in Asia Pacific; the Company's Central America businesses in Tupperware North America; the Nutrimetics businesses in Europe and Asia Pacific (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 and 2009 has been reclassified to conform to the new presentation.
The Company's reportable segments include the following:

Europe
Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain® and Nutrimetics® units that sell beauty and personal care products. Asia Pacific also sells beauty and personal care products in some of its units under the NaturCare®, Nutrimetics® and Fuller® brands.

Asia Pacific
Tupperware North America
Beauty North America
Premium cosmetics, skin care and personal care products marketed under the BeautiControl® and Armand Dupree® brands in the United States, Canada and Puerto Rico and the Fuller Cosmetics® brand in Mexico and Central America.

South America	Both houseware and beauty products under the Fuller®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $679.8 million, $666.6 million and $622.6 million in 2011, 2010 and 2009, respectively.

(In millions)	2011	2010	2009
Net sales:
Europe	$848.9	$796.0	$768.9
Asia Pacific	714.0	584.0	494.0
Tupperware North America	352.0	331.5	296.9
Beauty North America	395.5	406.0	391.6
South America	274.6	182.9	176.1
Total net sales	$2,585.0	$2,300.4	$2,127.5
Segment profit:
Europe	$148.3	$147.1	$141.8
Asia Pacific	147.0	111.8	84.9
Tupperware North America	58.4	52.8	40.3
Beauty North America	37.9	58.9	52.2
South America (a)	48.6	24.4	12.7
Total segment profit	440.2	395.0	331.9
Unallocated expenses	(58.9)	(56.8)	(51.9)
Re-engineering and impairment charges (b)	(7.9)	(7.6)	(8.0)
Impairment of goodwill and intangibles (c)	(36.1)	(4.3)	(28.1)
Gains on disposal of assets (d)	3.8	0.2	21.9
Interest expense, net (e)	(45.8)	(26.8)	(28.7)
Income before taxes	$295.3	$299.7	$237.1

(In millions)	2011	2010	2009
Depreciation and amortization:
Europe	$21.3	$20.3	$21.9
Asia Pacific	9.2	10.6	11.3
Tupperware North America	10.4	8.5	8.1
Beauty North America	6.4	6.9	7.0
South America	2.1	1.2	1.2
Corporate	0.4	2.2	2.2
Total depreciation and amortization	$49.8	$49.7	$51.7
Capital expenditures:
Europe	$34.4	$26.1	$16.9
Asia Pacific	11.6	11.5	7.5
Tupperware North America	9.4	7.2	4.6
Beauty North America	3.9	3.5	3.4
South America	6.4	4.1	5.0
Corporate	8.2	3.7	9.0
Total capital expenditures	$73.9	$56.1	$46.4
Identifiable assets:
Europe	$395.9	$397.8	$409.2
Asia Pacific	330.6	349.6	338.3
Tupperware North America	130.4	165.3	156.4
Beauty North America	373.7	419.2	405.8
South America	105.4	95.1	83.5
Corporate	508.2	588.8	425.6
Total identifiable assets	$1,844.2	$2,015.8	$1,818.8
____________________

a.
In the third and fourth quarter of 2009, the Company recorded $4.9 million and $3.5 million, respectively, in foreign currency losses associated with the cost to convert cash generated by the business in Venezuela at an exchange rate less favorable than had been used to translate the balance sheet at the time, and to translate the Venezuelan balance sheet as of the end of the 2009 fiscal year, for the first time, at the parallel exchange rate rather than the official exchange rate in that country. See Note 1 to the Consolidated Financial Statements, under the caption Foreign Currency Translation.

b.	The re-engineering and impairment charges line provides for severance and other exit costs. See Note 2 to the Consolidated Financial Statements.

c.
Reviews of the value of the intangible assets related to the acquisition of the Sara Lee Direct Selling units acquired in 2005 resulted in the conclusion that certain of the tradenames and goodwill had been impaired. This resulted in 2011 charges of $36.1 million related to Nutrimetics, and in 2009, in charges of $28.1 million related to Nutrimetics, NaturCare and Avroy Shlain. In 2010, the Company recorded an impairment of $4.3 million related to Swissgarde in connection with a decision to cease operating that unit as a separate business. See Note 6 to the Consolidated Financial Statements.

d.
Gains on disposal of assets in 2011 was from insurance proceeds of $3.0 million, net of cost, related to a flood in Australia, as well as $0.7 million related to the sale of land held for development near the Company's Orlando, Florida headquarters. In 2010, the Company recognized a $0.2 million gain on the sale of property at Nutrimetics Australia. In 2009, the Company recorded a pretax gain of $19.0 million as a result of insurance recoveries from a 2007 fire in South Carolina and pretax gains of $2.9 million from the sale of property in Australia.

e.
In 2011, the Company recorded $19.8 million in interest expense related to the impairment of interest rate swaps and the write off of deferred debt costs in conjunction with the early extinguishment of debt. See Note 7 to the Consolidated Financial Statements, under the caption Use of Proceeds.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Sales of Tupperware and beauty products to customers in Mexico were $436.5 million, $421.0 million and $369.6 million in 2011, 2010 and 2009, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware and beauty products to customers in the United States were $264.3 million, $265.4 million and $277.8 million in 2011, 2010 and 2009, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.
Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2011, 2010 and 2009, respectively, long-lived assets in the United States were $81.2 million, $77.2 million and $90.7 million.
As of December 31, 2011 and December 25, 2010, the Company's net investment in international operations was $560.0 million and $832.5 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

Note 16:	Commitments and Contingencies
The Company and certain subsidiaries are involved in litigation and various legal matters that are being defended and handled in the ordinary course of business. Included among these matters are environmental issues. The Company does not include estimated future legal costs in accruals recorded related to these matters. The Company believes that it is remote that the Company's contingencies will have a material adverse effect on its financial position, results of operations or cash flow.
Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company's former parent, and Tupperware, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents. As part of the acquisition of the direct selling businesses of Sara Lee Corporation in December 2005, that company indemnified the Company for any liabilities arising out of any existing litigation at that time and for certain legal matters arising out of circumstances which might relate to periods before or after the date of the acquisition.
On December 11, 2007, the Company experienced a fire at its Hemingway, SC facility, causing complete destruction of its main finished goods warehouse and its contents. As of December 26, 2009, the Company had settled its claim with its insurance companies and it received a total of $18.9 million in proceeds in 2009, bringing the total settlement to $61.5 million to recover the value of destroyed inventory; property, plant and equipment; and costs associated with recovering from the fire. This resulted in $19.0 million pretax gains related to the fire being recorded in 2009. The Company included $18.9 million of proceeds in investing activities for 2009, as they related to property, plant and equipment. The Company netted, in 2009, $8.2 million of proceeds against capital expenditures on the Consolidated Statements of Cash Flows, as these proceeds represented a direct reimbursement of costs associated with rebuilding the distribution capability of the Hemingway facility.
Leases. Rental expense for operating leases totaled $34.3 million in 2011, $29.6 million in 2010 and $29.5 million in 2009. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 31, 2011 were: 2012-$31.7 million; 2013-$21.4 million; 2014-$12.2 million; 2015-$7.7 million; 2016-$5.0 million; and after 2016-$5.1 million. Leases included in the minimum rental commitments for 2012 and 2013 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company and are recorded into expense on a straight line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17:	Allowance for Long-Term Receivables
As of December 31, 2011, $25.5 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of December 31, 2011 was as follows (in millions):

Balance at December 25, 2010	$18.8
Write-offs	(4.2)
Recoveries	—
Provision (a)	9.0
Currency translation adjustment	(0.3)
Balance at December 31, 2011	$23.3
____________________
(a)    Provision includes $5.2 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 7 to the Consolidated Financial Statements.
Condensed consolidated financial information as of December 31, 2011 and December 25, 2010 and for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Note that the Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.

Condensed Consolidating Balance Sheet

	December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1.9	$136.3	$—	$138.2
Accounts receivable, net	—	—	163.7	—	163.7
Inventories	—	—	302.5	—	302.5
Deferred income tax benefits, net	5.5	44.6	44.1	—	94.2
Non-trade amounts receivable, net	0.4	10.1	37.0	—	47.5
Intercompany receivables	1,674.7	3,757.3	257.7	(5,689.7)	—
Prepaid expenses and other current assets	1.2	1.6	83.0	(62.5)	23.3
Total current assets	1,681.8	3,815.5	1,024.3	(5,752.2)	769.4
Deferred income tax benefits, net	68.7	128.7	141.8	—	339.2
Property, plant and equipment, net	—	28.7	244.4	—	273.1
Long-term receivables, net	—	0.1	23.1	—	23.2
Trademarks and tradenames	—	—	157.1	—	157.1
Other intangible assets, net	—	—	7.2	—	7.2
Goodwill	—	2.9	238.5	—	241.4
Investments in subsidiaries	2,695.0	1,734.6	—	(4,429.6)	—
Intercompany notes receivable	85.9	506.0	1,088.5	(1,680.4)	—
Other assets, net	34.6	7.9	130.0	(138.9)	33.6
Total assets	$4,566.0	$6,224.4	$3,054.9	$(12,001.1)	$1,844.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$157.2	$—	$157.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	—	—	195.7	—	195.7
Intercompany payables	3,270.0	2,415.5	4.2	(5,689.7)	—
Accrued liabilities	35.5	116.1	272.4	(101.5)	322.5
Total current liabilities	3,305.5	2,531.6	629.5	(5,791.2)	675.4
Long-term debt and capital lease obligations	396.1	—	19.1	—	415.2
Intercompany notes payable	342.9	1,337.5	—	(1,680.4)	—
Other liabilities	20.7	112.9	219.1	(99.9)	252.8
Shareholders' equity	500.8	2,242.4	2,187.2	(4,429.6)	500.8
Total liabilities and shareholders' equity	$4,566.0	$6,224.4	$3,054.9	$(12,001.1)	$1,844.2

Condensed Consolidating Balance Sheet

	December 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$20.0	$52.2	$176.5	$—	$248.7
Accounts receivable, net	—	—	181.9	—	181.9
Inventories	—	—	279.1	—	279.1
Deferred income tax benefits, net	58.5	—	60.0	(40.0)	78.5
Non-trade amounts receivable, net	—	0.7	38.7	—	39.4
Intercompany receivables	693.7	2,370.2	776.9	(3,840.8)	—
Prepaid expenses and other current assets	1.2	2.0	18.4	—	21.6
Total current assets	773.4	2,425.1	1,531.5	(3,880.8)	849.2
Deferred income tax benefits, net	53.8	187.8	150.3	(0.6)	391.3
Property, plant and equipment, net	—	21.1	236.9	—	258.0
Long-term receivables, net	—	0.1	22.7	—	22.8
Trademarks and tradenames	—	—	170.2	—	170.2
Other intangible assets, net	—	—	10.2	—	10.2
Goodwill	—	2.9	281.2	—	284.1
Investment in subsidiaries	2,495.5	1,592.2	—	(4,087.7)	—
Intercompany notes receivable	239.5	518.9	1,538.3	(2,296.7)	—
Other assets, net	54.7	7.8	29.2	(61.7)	30.0
Total assets	$3,616.9	$4,755.9	$3,970.5	$(10,327.5)	$2,015.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$153.1	$—	$153.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	—	—	1.9	—	1.9
Intercompany payables	1,967.0	1,462.1	411.7	(3,840.8)	—
Accrued liabilities	24.0	119.7	295.9	(94.2)	345.4
Total current liabilities	1,991.0	1,581.8	862.6	(3,935.0)	500.4
Long-term debt and capital lease obligations	405.0	—	21.8	—	426.8
Intercompany notes payable	385.1	1,153.1	758.5	(2,296.7)	—
Other liabilities	46.0	19.1	241.8	(8.1)	298.8
Shareholders' equity	789.8	2,001.9	2,085.8	(4,087.7)	789.8
Total liabilities and shareholders' equity	$3,616.9	$4,755.9	$3,970.5	$(10,327.5)	$2,015.8

Consolidating Statement of Income

	Year Ended December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,591.1	$(6.1)	$2,585.0
Other revenue	—	101.9	12.3	(114.2)	—
Cost of products sold	—	12.4	970.4	(120.3)	862.5
Gross margin	—	89.5	1,633.0	—	1,722.5
Delivery, sales and administrative expense	20.9	42.9	1,276.2	—	1,340.0
Re-engineering and impairment charges	—	—	7.9	—	7.9
Impairment of goodwill and intangible assets	—	—	36.1	—	36.1
Gains on disposal of assets including insurance recoveries, net	—	3.0	0.8	—	3.8
Operating (loss) income	(20.9)	49.6	313.6	—	342.3
Interest income	2.0	33.1	10.5	(42.4)	3.2
Interest expense	46.9	15.0	29.5	(42.4)	49.0
Income from equity investments in subsidiaries	260.5	222.9	—	(483.4)	—
Other expense	0.1	—	1.1	—	1.2
Income before income taxes	194.6	290.6	293.5	(483.4)	295.3
Provision for income taxes	(23.7)	35.6	65.1	—	77.0
Net income	$218.3	$255.0	$228.4	$(483.4)	$218.3
Consolidating Statement of Income

	Year Ended December 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,303.6	$(3.2)	$2,300.4
Other revenue	—	56.9	16.0	(72.9)	—
Cost of products sold	—	16.1	826.2	(76.1)	766.2
Gross margin	—	40.8	1,493.4	—	1,534.2
Delivery, sales and administrative expense	17.7	49.1	1,126.3	—	1,193.1
Re-engineering and impairment charges	—	—	7.6	—	7.6
Impairment of goodwill and intangible assets	—	—	4.3	—	4.3
Gains on disposal of assets including insurance recoveries, net	—	—	0.2	—	0.2
Operating (loss) income	(17.7)	(8.3)	355.4	—	329.4
Interest income	2.3	32.5	7.8	(40.1)	2.5
Interest expense	28.6	10.4	30.4	(40.1)	29.3
Income from equity investments in subsidiaries	253.8	272.5	—	(526.3)	—
Other expense	—	—	2.9	—	2.9
Income before income taxes	209.8	286.3	329.9	(526.3)	299.7
Provision for income taxes	(15.8)	27.1	62.8	—	74.1
Net income	$225.6	$259.2	$267.1	$(526.3)	$225.6

Consolidating Statement of Income

	Year Ended December 26, 2009
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,132.2	$(4.7)	$2,127.5
Other revenue	—	98.1	8.0	(106.1)	—
Cost of products sold	—	8.0	821.3	(110.8)	718.5
Gross margin	—	90.1	1,318.9	—	1,409.0
Delivery, sales and administrative expense	19.0	47.7	1,052.4	—	1,119.1
Re-engineering and impairment charges	—	—	8.0	—	8.0
Impairment of goodwill and intangible assets	—	—	28.1	—	28.1
Gains on disposal of assets including insurance recoveries, net	—	—	21.9	—	21.9
Operating (loss) income	(19.0)	42.4	252.3	—	275.7
Interest income	2.6	24.4	6.9	(31.0)	2.9
Interest expense	32.4	13.0	17.2	(31.0)	31.6
Income from equity investments in subsidiaries	206.3	175.2	—	(381.5)	—
Other (income) expense	(0.1)	(0.3)	10.3	—	9.9
Income before income taxes	157.6	229.3	231.7	(381.5)	237.1
Provision for income taxes	(17.5)	23.2	56.3	—	62.0
Net income	$175.1	$206.1	$175.4	$(381.5)	$175.1

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$360.4	$(232.0)	$129.5	$16.8	$274.7
Investing Activities:
Capital expenditures	—	(12.7)	(61.2)	—	(73.9)
Proceeds from disposal of property, plant and equipment	—	—	5.0	—	5.0
Net cash used in investing activities	—	(12.7)	(56.2)	—	(68.9)
Financing Activities:
Dividend payments to shareholders	(73.8)	—	—	—	(73.8)
Dividend payments to parent	—	—	(12.0)	12.0	—
Net proceeds from issuance of Senior Notes	393.3	—	—	—	393.3
Proceeds from exercise of stock options	16.1	—	—	—	16.1
Repurchase of common stock	(428.6)	—	—	—	(428.6)
Repayment of long-term debt and capital lease obligations	(405.0)	—	(2.4)	—	(407.4)
Net change in short-term debt	0.2	—	193.3	—	193.5
Debt issuance costs	(3.0)	—	—	—	(3.0)
Excess tax benefits from share-based payment arrangements	9.0	—	—	—	9.0
Net intercompany notes payable (receivable)	111.4	195.8	(278.4)	(28.8)	—
Net cash (used in) provided by financing activities	(380.4)	195.8	(99.5)	(16.8)	(300.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	(14.0)	—	(15.4)
Net change in cash and cash equivalents	(20.0)	(50.3)	(40.2)	—	(110.5)
Cash and cash equivalents at beginning of year	20.0	52.2	176.5	—	248.7
Cash and cash equivalents at end of period	$—	$1.9	$136.3	$—	$138.2

Condensed Consolidating Statement of Cash Flows

	Year Ended December 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$437.3	$(428.9)	$299.3	$(8.2)	$299.5
Investing Activities:
Capital expenditures	—	(4.8)	(51.3)	—	(56.1)
Proceeds from disposal of property, plant and equipment	—	—	10.0	—	10.0
Return of capital	45.0	—	—	(45.0)	—
Net cash provided by (used in) investing activities	45.0	(4.8)	(41.3)	(45.0)	(46.1)
Financing Activities:
Dividend payments to shareholders	(63.2)	—	—	—	(63.2)
Dividend payments to parent	—	—	(13.2)	13.2	—
Proceeds from exercise of stock options	16.8	—	—	—	16.8
Repurchase of common stock	(62.5)	—	—	—	(62.5)
Repayment of long-term debt and capital lease obligations	—	—	(2.2)	—	(2.2)
Net change in short-term debt	—	—	0.2	—	0.2
Excess tax benefits from share-based payment arrangements	7.0	—	—	—	7.0
Net intercompany notes (receivable) payable	(360.4)	485.8	(120.4)	(5.0)	—
Return of capital to parent	—	—	(45.0)	45.0	—
Net cash (used in) provided by financing activities	(462.3)	485.8	(180.6)	53.2	(103.9)
Effect of exchange rate changes on cash and cash equivalents	—	(9.3)	(3.9)	—	(13.2)
Net change in cash and cash equivalents	20.0	42.8	73.5	—	136.3
Cash and cash equivalents at beginning of year	—	9.4	103.0	—	112.4
Cash and cash equivalents at end of period	$20.0	$52.2	$176.5	$—	$248.7

Condensed Consolidating Statement of Cash Flows

	Year Ended December 26, 2009
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$218.9	$(34.4)	$340.3	$(273.9)	$250.9
Investing Activities:
Capital expenditures	—	(4.7)	(41.7)	—	(46.4)
Proceeds from disposal of property, plant and equipment	—	—	8.8	—	8.8
Proceeds from insurance recoveries	—	—	10.7	—	10.7
Return of capital	56.1	—	—	(56.1)	—
Net cash provided by (used in) investing activities	56.1	(4.7)	(22.2)	(56.1)	(26.9)
Financing Activities:
Dividend payments to shareholders	(55.0)	—	—	—	(55.0)
Dividend payments to parent	—	(70.4)	(144.5)	214.9	—
Proceeds from exercise of stock options	39.4	—	—	—	39.4
Repurchase of common stock	(83.2)	—	—	—	(83.2)
Repayment of long-term debt and capital lease obligations	(140.0)	—	(1.8)	—	(141.8)
Net change in short-term debt	(1.9)	8.7	(8.7)	—	(1.9)
Excess tax benefits from share-based payment arrangements	14.7	—	—	—	14.7
Net intercompany notes (receivable) payable	(49.0)	100.3	(110.3)	59.0	—
Return of capital to parent	—	—	(56.1)	56.1	—
Net cash (used in) provided by financing activities	(275.0)	38.6	(321.4)	330.0	(227.8)
Effect of exchange rate changes on cash and cash equivalents	—	(2.2)	(6.4)	—	(8.6)
Net change in cash and cash equivalents	—	(2.7)	(9.7)	—	(12.4)
Cash and cash equivalents at beginning of year	—	12.1	112.7	—	124.8
Cash and cash equivalents at end of period	$—	$9.4	$103.0	$—	$112.4

Note 19:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 31, 2011 and December 25, 2010.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2011:
Net sales	$636.4	$669.9	$602.6	$676.1
Gross margin	421.5	450.3	400.9	449.8
Net income	55.8	65.1	10.5	86.9
Basic earnings per share	0.90	1.05	0.18	1.53
Diluted earnings per share	0.88	1.03	0.17	1.50
Dividends declared per share	0.30	0.30	0.30	0.30
Composite stock price range:
High	60.57	69.64	71.99	61.35
Low	45.18	57.39	52.50	49.86
Close	59.41	69.60	53.74	55.97
Year ended December 25, 2010:
Net sales	$557.1	$565.1	$523.2	$655.0
Gross margin	372.9	383.5	346.4	431.4
Net income	47.1	57.9	39.9	80.7
Basic earnings per share	0.75	0.92	0.64	1.29
Diluted earnings per share	0.73	0.90	0.62	1.26
Dividends declared per share	0.25	0.25	0.25	0.30
Composite stock price range:
High	49.51	54.15	44.27	50.46
Low	41.44	36.19	36.12	43.32
Close	47.77	40.09	44.04	48.21
Certain items impacting quarterly comparability for 2011 and 2010 were as follows:

•
Pretax re-engineering and impairment costs of $1.4 million, $1.1 million, $2.2 million and $3.2 million were recorded in the first through fourth quarters of 2011, respectively. Pretax re-engineering and impairment costs of $1.6 million, $2.0 million, $0.4 million and $3.6 million were recorded in the first through fourth quarters of 2010, respectively.

•
In the third quarter of 2011, the Company recorded a $36.1 million impairment related to certain intangibles and goodwill, due to the financial results of Nutrimetics being below expectations, as well as the Company's decision to cease operating its Nutrimetics business in Malaysia. In the fourth quarter of 2010, the Company recorded a $4.3 million impairment related to certain intangibles and goodwill, associated with a decision by the Company to cease operating its Swissgarde business as an independent entity.

•
In the second quarter of 2011, the Company recorded a loss on the extinguishment of debt of $0.9 million for the write-off of unamortized debt issuance costs, as well as $18.9 million in interest expense reclassified from other comprehensive loss as hedges under related interest rate swaps became ineffective.

•	The Company's fiscal year ends on the last Saturday of December, and as a result, the first quarter of 2011 contained 14 weeks, as compared with 13 weeks in the first quarter of 2010.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Tupperware Brands Corporation
In our opinion, the consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and comprehensive income and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
February 28, 2012

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Controls
There have been no significant changes in the Company's internal control over financial reporting during the Company's fourth quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934.

Item 9B.Other Information.
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during 2011, as set forth by Item 407(c)(3).
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial expert, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held on May 22, 2012, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2012 Annual Meeting of Shareholders to be held on May 22, 2012, is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2012 Annual Meeting of Shareholders to be held on May 22, 2012 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:
Consolidated Statements of Income, Shareholders' Equity and Comprehensive Income and Cash Flows - Years ended December 31, 2011, December 25, 2010 and December 26, 2009;
Consolidated Balance Sheets - December 31, 2011 and December 25, 2010;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 31, 2011.
All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Commission (SEC or the Commission) are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).
*3.2	Amended and Restated By-laws of the Registrant as amended August 28, 2008 (Attached as Exhibit 3.2 to Form 8-K, filed with the Commission on August 28, 2008 and incorporated herein by reference).
*4	Indenture dated June 2, 2011 (Attached as Exhibit 4.1 to Form 8-K, filed with the Commission on June 7, 2011 and incorporated herein by reference).
*10.1	1996 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.2	Directors' Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.3	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 for Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.4
Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

*10.5
Forms of stock option, restricted stock and restricted stock unit agreements utilized with the Registrant's officers and directors under certain stock-based incentive plans (Attached as Exhibit 10.6 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.6
Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings amended and restated effective February 17, 2010 (Attached as Exhibit 10.8 to From 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

Exhibit Number	Description
*10.7
Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

*10.8	2002 Incentive Plan, as amended through January 26, 2009 (Attached as Exhibit 10.10 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.9	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.10	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.11	Tupperware Brands Corporation 2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.12	Tupperware Brands Corporation 2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
10.13	Credit Agreement dated June 2, 2011.
21	Subsidiaries of Tupperware Brands Corporation as of February 24, 2012.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.
**101
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, tagged in detail.

*    Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.
**    Furnished, not filed.
The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2011
(In millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 31, 2011	$52.3	$11.5	$—	$(10.6)	/F1	$51.2
				(2.0)	/F2
Year ended December 25, 2010	51.2	11.1	—	(8.6)	/F1	52.3
				(1.4)	/F2
Year ended December 26, 2009	49.2	7.9	—	(8.3)	/F1	51.2
				2.4	/F2
Valuation allowance for deferred tax assets:
Year ended December 31, 2011	99.8	(0.3)	—	(3.5)	/F2	96.0
Year ended December 25, 2010	99.0	2.1	—	(1.3)	/F2	99.8
Year ended December 26, 2009	88.1	2.9	—	8.0	/F2	99.0
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION
(Registrant)

By:	/S/ E.V. GOINGS
E.V. Goings
Chairman and Chief Executive Officer
February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS	Chairman and Chief Executive Officer and Director (Principal Executive Officer)
E.V. Goings

/s/ MICHAEL S. POTESHMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael S. Poteshman

/s/ NICHOLAS K. POUCHER	Vice President and Controller (Principal Accounting Officer)
Nicholas K. Poucher

*	Director
Catherine A. Bertini

*	Director
Rita Bornstein, Ph.D.

*	Director
Susan M. Cameron

*	Director
Kriss Cloninger III

*	Director
Clifford J. Grum

*	Director
Joe R. Lee

*	Director
Bob Marbut

*	Director
Angel R. Martinez

*	Director
Antonio Monteiro de Castro

*	Director
Robert J. Murray

*	Director
David R. Parker

*	Director
Joyce M. Roche

*	Director
M. Anne Szostak

By:	/s/ THOMAS M. ROEHLK
Thomas M. Roehlk
Attorney-in-fact
February 28, 2012