Form 10-Q
period 2012-03-31
TUPPERWARE BRANDS CORP
filed 2012-05-08
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 31, 2012
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of May 3, 2012, 55,914,357 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended	14 weeks ended
(Dollars in millions, except per share amounts)	March 31, 2012	April 2, 2011

Net sales	$639.5	$636.4
Cost of products sold	213.1	214.9
Gross margin	426.4	421.5

Delivery, sales and administrative expense	339.6	339.4
Re-engineering and impairment charges	0.9	1.4
Gains on disposal of assets, including insurance recoveries	0.2	—
Operating income	86.1	80.7

Interest income	0.7	0.9
Interest expense	9.8	7.5
Other (income) expense	(0.3)	0.1
Income before income taxes	77.3	74.0

Provision for income taxes	19.0	18.2
Net income	$58.3	$55.8

Earnings per share:
Basic	$1.04	$0.90
Diluted	1.02	0.88

Weighted-average shares outstanding:
Basic	55.9	62.3
Diluted	57.1	63.5

Dividends declared per common share	$0.36	$0.30

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended	14 weeks ended
(Dollars in millions, except per share amounts)	March 31, 2012	April 2, 2011
Net income	$58.3	$55.8
Foreign currency translation adjustments	41.0	34.3
Deferred (loss) gain on cash flow hedges, net of tax benefit of $0.5 in 2012 and tax provision of $0.7 million in 2011	(1.6)	0.1
Pension and other post-retirement costs, net of tax benefit of $0.3 in 2012 and tax provision of $0.7 in 2011	0.3	0.6
Comprehensive income	$98.0	$90.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$105.7	$138.2
Accounts receivable, less allowances of $30.8 million in 2012 and $26.8 million in 2011	191.0	163.7
Inventories	331.0	302.5
Deferred income tax benefits, net	105.2	94.2
Non-trade amounts receivable, net	40.6	47.5
Prepaid expenses and other current assets	36.6	23.3
Total current assets	810.1	769.4
Deferred income tax benefits, net	325.2	339.2
Property, plant and equipment, net	287.6	273.1
Long-term receivables, less allowances of $24.5 million in 2012 and $23.3 million in 2011	22.0	23.2
Trademarks and tradenames	164.5	157.1
Other intangible assets, net	6.9	7.2
Goodwill	251.0	241.4
Other assets, net	33.9	33.6
Total assets	$1,901.2	$1,844.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$120.5	$157.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	267.7	195.7
Accrued liabilities	325.4	322.5
Total current liabilities	713.6	675.4
Long-term debt and capital lease obligations	416.3	415.2
Other liabilities	233.8	252.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	131.9	126.8
Retained earnings	1,115.2	1,091.7
Treasury stock 7,607,862 and 7,099,345 shares in 2012 and 2011, respectively, at cost	(454.4)	(422.8)
Accumulated other comprehensive loss	(255.8)	(295.5)
Total shareholders' equity	537.5	500.8
Total liabilities and shareholders' equity	$1,901.2	$1,844.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 Weeks Ended	14 Weeks Ended
(In millions)	March 31, 2012	April 2, 2011
Operating Activities:
Net income	$58.3	$55.8
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12.1	12.8
Equity compensation	3.5	3.6
Amortization of deferred debt costs	0.3	0.2
Net gains on disposal of assets, including insurance recoveries	(0.3)	(0.1)
Provision for bad debts	3.6	2.8
Write-down of inventories	4.4	4.1
Net change in deferred income taxes	1.0	(0.3)
Excess tax benefits from share-based payment arrangements	(5.4)	(6.0)
Changes in assets and liabilities:
Accounts and notes receivable	(23.0)	(7.2)
Inventories	(23.1)	(20.3)
Non-trade amounts receivable	(0.8)	0.2
Prepaid expenses	(12.6)	(11.6)
Other assets	(0.2)	(0.7)
Accounts payable and accrued liabilities	(36.2)	(40.0)
Income taxes payable	(7.3)	(12.2)
Other liabilities	(2.4)	(0.3)
Proceeds from insurance recoveries, net of costs	0.2	—
Net cash impact from hedging activity	3.0	6.7
Other	0.1	(0.2)
Net cash used in operating activities	(24.8)	(12.7)
Investing Activities:
Capital expenditures	(18.8)	(12.1)
Proceeds from disposal of property, plant and equipment	1.0	1.0
Net cash used in investing activities	(17.8)	(11.1)
Financing Activities:
Dividend payments to shareholders	(17.4)	(19.0)
Proceeds from exercise of stock options	4.2	10.9
Repurchase of common stock	(54.1)	(52.0)
Repayment of capital lease obligations	(0.4)	(0.5)
Net change in short-term debt	68.3	—
Excess tax benefits from share-based payment arrangements	5.4	6.0
Net cash provided by (used in) financing activities	6.0	(54.6)
Effect of exchange rate changes on cash and cash equivalents	4.1	5.5
Net change in cash and cash equivalents	(32.5)	(72.9)
Cash and cash equivalents at beginning of year	138.2	248.7
Cash and cash equivalents at end of period	$105.7	$175.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2011 audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
Certain prior year amounts have been reclassified to conform with current year presentation.
These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in the statement of financial position, results of operations, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
The Company's fiscal year ends on the last Saturday of December and, as a result, the 2012 fiscal year will contain 52 weeks, as compared with 53 weeks for fiscal 2011. The first quarter of 2012 contained 13 weeks as compared with the first quarter of 2011 that contained 14 weeks.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in distribution, selling and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2012 and 2011 were $37.4 million and $37.6 million, respectively.

Note 3:	Promotional Accruals
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $112.5 million and $111.8 million for the first quarters of 2012 and 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

	March 31, 2012	December 31, 2011
	(in millions)
Finished goods	$221.5	$206.4
Work in process	25.7	22.0
Raw materials and supplies	83.8	74.1
Total inventories	$331.0	$302.5

Note 5:	Net Income Per Common Share
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
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended	14 weeks ended
	March 31, 2012	April 2, 2011
Net income	$58.3	$55.8
Weighted-average shares of common stock outstanding	55.9	62.3
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.2	1.2
Weighted-average common and common equivalent shares outstanding	57.1	63.5
Basic earnings per share	$1.04	$0.90
Diluted earnings per share	$1.02	$0.88
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.1	0.4

Note 6:	Re-engineering Costs
The Company recorded $0.9 million and $1.4 million in re-engineering and impairment charges during the first quarter of 2012 and 2011, respectively, primarily related in 2012 to the relocation of the corporate office in Poland, and in both years for severance incurred for small scale reductions in headcount in several of the Company’s operations in connection with changes in its management structures.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of March 31, 2012 and December 31, 2011 were as follows (in millions):

	March 31, 2012	December 31, 2011
Beginning of the year balance	$3.0	$2.4
Provision	0.9	7.9
Cash expenditures:
Severance	(1.3)	(5.7)
Other	(1.0)	(1.1)
Non-cash asset impairments	—	(0.5)
End of period balance	$1.6	$3.0
The accrual balance as of March 31, 2012, relates primarily to expected payments from the decision to merge the Nutrimetics and Tupperware businesses in Malaysia as well as severance costs related to other units. Payments are mainly expected to be made by the end of 2012.

Note 7:	Segment Information
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
Worldwide sales of beauty and personal care products totaled $147.5 million and $169.4 million in the first quarters of 2012 and 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended	14 weeks ended
(In millions)	March 31, 2012	April 2, 2011
Net sales:
Europe	$218.2	$231.3
Asia Pacific	177.8	160.1
Tupperware North America	84.6	87.4
Beauty North America	87.4	100.0
South America	71.5	57.6
Total net sales	$639.5	$636.4
Segment profit:
Europe	$36.1	$39.7
Asia Pacific	33.9	28.1
Tupperware North America	13.3	12.2
Beauty North America	6.9	8.2
South America	10.0	8.2
Total segment profit	$100.2	$96.4
Unallocated expenses	(13.1)	(14.4)
Re-engineering and impairment charges (a)	(0.9)	(1.4)
Gains on disposal of assets, including insurance recoveries	0.2	—
Interest expense, net	(9.1)	(6.6)
Income before taxes	$77.3	$74.0

Identifiable assets:	March 31, 2012	December 31, 2011
Europe	$419.4	$395.9
Asia Pacific	347.8	330.6
Tupperware North America	169.1	130.4
Beauty North America	387.8	373.7
South America	120.0	105.4
Corporate	457.1	508.2
Total identifiable assets	$1,901.2	$1,844.2
_________________________

(a)	See Note 6 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 8:	Debt
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Also on June 2, 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement (the “Credit Agreement”) with a consortium of lenders. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of March 31, 2012, the Company had $265.2 million of borrowings outstanding under its $450 million Credit Agreement with $183.2 million denominated in euros.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of March 31, 2012, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate at that time of 2.2 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 31, 2012, and currently, the Company had considerable leeway under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement through a security interest in certain "Tupperware" trademarks and service marks.
At March 31, 2012, the Company had $290.1 million of unused lines of credit, including $181.6 million under the committed, secured $450 million Credit Agreement, and $108.5 million available under various uncommitted lines around the world.

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
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.9 million and $1.7 million in first quarters of 2012 and 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax losses of $0.9 million and $0.6 million in the first quarters of 2012 and 2011, respectively.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net loss associated with these hedges, in other comprehensive income, net of tax, of $14.3 million and $6.7 million in the first quarters of 2012 and 2011, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the first quarters of 2012 and 2011, forward points on net equity hedges resulted in pretax losses of $3.9 million and $2.5 million, respectively.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $3.0 million and $6.7 million for the first quarters of 2012 and 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of March 31, 2012 and December 31, 2011. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	March 31, 2012		December 31, 2011
(in millions)	Buy	Sell	Buy	Sell
U.S. dollar	$65.2		$48.5
Euro	45.5		61.4
Philippine peso	5.4		4.2
Malaysian ringgit	4.9		5.0
New Zealand dollar	3.5		4.6
South Korean won	3.1		6.8
Brazilian real	2.0		6.3
Singapore Dollar	1.1			$1.3
Japanese yen		$28.4		28.4
Mexican peso		25.4	1.8
Turkish lira		13.4		14.4
Australian dollar		13.3		17.5
Canadian dollar		8.8		8.6
Swiss franc		8.1		39.2
Russian ruble		5.1		9.3
Argentine peso		4.7		4.3
British pound		4.0		3.8
Indonesian rupiah		3.6	6.6
South African rand		3.5	0.5
Hungarian forint		2.9		2.0
Thai baht		2.8		2.6
Croatian kuna		2.6		2.5
Indian Rupee		2.2		2.0
Norwegian krone		2.1		2.0
Czech koruna		2.0		1.9
Polish zloty		1.7		1.5
Swedish krona		1.6		1.5
Ukraine hryvnia		1.3		1.3
Kazakhstan tenge		0.3		0.3
Other currencies (net)		1.1		0.6
	$130.7	$138.9	$145.7	$145.0
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At the time the Company's previous credit facility was terminated during the second quarter of 2011 in conjunction with the signing of the Credit Agreement, the Company maintained four interest rate swap agreements that expire in 2012. These swaps were at the time the previous credit facility was terminated, and continue to be, out-of-the-money and the Company continues to pay amounts required under these swaps. The liability under these swaps as of March 31, 2012 was $7.1 million, and changes in fair value of these swaps during the first quarter of 2012, which were not material, have been recorded in current earnings.
The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$7.1
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	12.1	Accrued liabilities	18.9
Total derivatives instruments		$12.1		$26.0

	December 31, 2011
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$10.2
Foreign exchange contracts	Non-trade amounts receivable	21.4	Accrued liabilities	18.7
Total derivatives designated as hedging instruments		$21.4		$28.9
The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the first quarters ended March 31, 2012 and April 2, 2011:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2012	2011		2012	2011
Foreign exchange contracts	Other expense	$19.9	$12.3	Other expense	$(19.7)	$(12.3)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$—	$2.9	Interest expense	$—	$—	Interest expense	$—	$—
Foreign exchange contracts	(2.8)	(2.5)	Cost of products sold and DS&A	0.9	(0.7)	Interest expense	(0.9)	(0.6)
Net equity hedging relationships
Foreign exchange contracts	(22.3)	(10.5)	Other expense	—	—	Interest expense	(3.9)	(2.5)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10:	Fair Value Measurements
The following table presents those assets and liabilities recorded at fair value on a recurring basis:

Description of Assets (in millions)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.6	$9.6	$—	$—
Foreign currency derivative contracts	12.1	—	12.1	—
Total	$21.7	$9.6	$12.1	$—

Description of Liabilities (in millions)
Interest rate swaps	$7.1	$—	$7.1	$—
Foreign currency derivative contracts	18.9	—	18.9	—
Total	$26.0	$—	$26.0	$—

Description of Assets (in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.5	$9.5	$—	$—
Foreign currency derivative contracts	21.4	—	21.4	—
Total	$30.9	$9.5	$21.4	$—

Description of Liabilities (in millions)
Interest rate swaps	$10.2	$—	$10.2	$—
Foreign currency derivative contracts	18.7	—	18.7	—
Total	$28.9	$—	$28.9	$—
The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of March 31, 2012 and December 31, 2011, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of negative $6.8 million and positive $2.7 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 9 to the Consolidated Financial Statements.
The fair value of interest rate swap contracts was based on the discounted net present value of the swap using third party quotes. Changes in fair market value were recorded in other comprehensive income through the termination date of the related credit facility in the second quarter of 2011. The changes resulting from ineffectiveness during the first quarter of 2012, which were not material, have been recorded in current earnings.
Included in the Company's cash equivalents balances as of March 31, 2012 and December 31, 2011 were $9.6 million and $9.5 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at March 31, 2012 and December 31, 2011. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes debt was $414 million at March 31, 2012 compared with the carrying value of $396 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences.

Note 11:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 31, 2012 and April 2, 2011 were as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Service cost	$2.5	$2.5	$—	$—
Interest cost	2.3	2.5	0.4	0.5
Expected return on plan assets	(1.4)	(1.6)	—	—
Settlement/Curtailment	—	1.0	—	—
Net amortization	1.0	0.9	—	(0.1)
Net periodic benefit cost	$4.4	$5.3	$0.4	$0.4
During the first quarters of 2012 and 2011, approximately $1.0 million and $1.8 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 12:	Income Taxes
As of March 31, 2012 and December 31, 2011, the Company's gross unrecognized tax benefit was $29.6 million and $28.6 million, respectively. The accrual for uncertain tax positions increased for positions being taken in various global tax filings, and the impact of foreign currency fluctuations. The Company estimates that approximately $24.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.3 million and $5.8 million as of March 31, 2012 and December 31, 2011, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $3.6 million. For the remaining balance as of March 31, 2012, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
The effective tax rate was 24.6 percent for the first quarter of both 2012 and 2011. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares to satisfy minimum statutorily required withholding taxes. In the first quarters of 2012 and 2011, 64,927 and 29,550 shares, respectively, were retained to fund withholding taxes, with values totaling $4.1 million and $1.6 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows. For the first quarter ended March 31, 2012, the Company acquired $1.2 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in the first quarter of 2011.

Note 14:	Stock Based Compensation
The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units and performance share awards granted to directors and employees. Compensation expense for share-based awards is recorded straight line over the required service period, based on the fair value of the award.
Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. In February 2012, the Company granted a stock option on 24,300 shares. The fair value of the Company’s stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2012 option grant: dividend yield of 2.4 percent; expected volatility of 40 percent; risk-free interest rate of 1.6 percent; and expected life of 8 years. The grant date fair value of the stock option granted during the first quarter of 2012 was $20.83 per share. No stock options were granted in the first quarter of 2011. Compensation expense associated with all outstanding stock option awards was $0.6 million and $0.5 million in the first quarters of 2012 and 2011, respectively.
Stock option activity for 2012, under all of the Company's incentive plans, is summarized in the following table:

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Options exercisable at end of period	Weighted average exercise price per share
December 31, 2011	3,153,506	$31.43	2,405,638	$25.85
Granted	24,300	62.20
Expired / Forfeited	—	—
Exercised	(169,068)	25.00
March 31, 2012	3,008,738	$32.04	2,275,854	$25.79
The intrinsic value of options exercised totaled $6.2 million and $16.7 million, respectively, in the first quarters of 2012 and 2011.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company granted 68,000 and 73,975 performance-vested awards shares under its performance share plan in February 2012 and 2011, respectively. The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three year performance period. The program is based upon a pre-defined number of performance share units. Depending on achievement under the performance measures, the actual payout can be up to 150 percent of shares initially granted.
In January 2011, the Company granted 101,000 shares of time-vested restricted stock with a fair value of $56.67 per share that vest over an average period of 3 years. There were no such awards in the first quarter of 2012.
For the first quarters of 2012 and 2011, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $2.8 million and $3.1 million, respectively.
Restricted stock, restricted stock units, and performance share award activity for 2012 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 31, 2011	945,265	$34.93
Granted	68,000	62.20
Performance share adjustments	(10,145)	50.78
Vested	(208,669)	17.66
Forfeited	(1,009)	47.60
March 31, 2012	793,442	$41.63
The fair value of performance awards, restricted stock and restricted stock units vested in the first quarters of 2012 and 2011 was $13.0 million and $9.6 million, respectively.
As of March 31, 2012, total unrecognized stock based compensation expense related to all stock based awards was $23.8 million, which is expected to be recognized over a weighted average period of 2.1 years. The average remaining contractual life on outstanding and exercisable stock options was 5.9 years and 5.0 years, respectively.

Note 15:	Allowance for Long-Term Receivables
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due. As of March 31, 2012, $10.7 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balance of the allowance for long-term receivables as of March 31, 2012 was as follows (in millions):

December 31, 2011	$23.3
Write-offs	(0.5)
Provision	1.1
Currency translation adjustment	0.6
March 31, 2012	$24.5

Note 16:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 8 to the Consolidated Financial Statements.
Condensed consolidated financial information as of March 31, 2012 and December 31, 2011 and for the quarters ended March 31, 2012 and April 2, 2011 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. Note that the Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	March 31, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1.3	$104.4	$—	$105.7
Accounts receivable, net	—	—	191.0	—	191.0
Inventories	—	—	331.0	—	331.0
Deferred income tax benefits, net	5.5	45.0	54.7	—	105.2
Non-trade amounts receivable, net	—	3.3	37.3	—	40.6
Intercompany receivables	1,855.2	3,762.8	250.2	(5,868.2)	—
Prepaid expenses and other current assets	1.1	5.3	92.8	(62.6)	36.6
Total current assets	1,861.8	3,817.7	1,061.4	(5,930.8)	810.1
Deferred income tax benefits, net	74.0	135.0	117.9	(1.7)	325.2
Property, plant and equipment, net	—	29.2	258.4	—	287.6
Long-term receivables, net	—	0.1	21.9	—	22.0
Trademarks and tradenames	—	—	164.5	—	164.5
Other intangible assets, net	—	—	6.9	—	6.9
Goodwill	—	2.9	248.1	—	251.0
Investments in subsidiaries	2,814.4	1,781.0	—	(4,595.4)	—
Intercompany notes receivable	64.9	560.8	1,058.2	(1,683.9)	—
Other assets, net	4.6	139.7	104.4	(214.8)	33.9
Total assets	$4,819.7	$6,466.4	$3,041.7	$(12,426.6)	$1,901.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$120.5	$—	$120.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	82.0	—	185.7	—	267.7
Intercompany payables	3,292.4	2,571.8	4.0	(5,868.2)	—
Accrued liabilities	149.1	93.8	276.5	(194.0)	325.4
Total current liabilities	3,523.5	2,665.6	586.7	(6,062.2)	713.6
Long-term debt and capital lease obligations	396.2	—	20.1	—	416.3
Intercompany notes payable	344.0	1,339.9	—	(1,683.9)	—
Other liabilities	18.5	99.1	201.3	(85.1)	233.8
Shareholders' equity	537.5	2,361.8	2,233.6	(4,595.4)	537.5
Total liabilities and shareholders' equity	$4,819.7	$6,466.4	$3,041.7	$(12,426.6)	$1,901.2

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended March 31, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$640.2	$(0.7)	$639.5
Other revenue	—	26.2	3.8	(30.0)	—
Cost of products sold	—	4.4	239.4	(30.7)	213.1
Gross margin	—	21.8	404.6	—	426.4
Delivery, sales and administrative expense	3.3	12.8	323.5	—	339.6
Re-engineering and impairment charges	—	—	0.9	—	0.9
Gains on disposal of assets, including insurance recoveries	—	0.2	—	—	0.2
Operating (loss) income	(3.3)	9.2	80.2	—	86.1
Interest income	0.5	8.0	1.2	(9.0)	0.7
Interest expense	7.6	4.6	6.6	(9.0)	9.8
Income from equity investments in subsidiaries	64.9	54.6	—	(119.5)	—
Other income	0.1	0.1	0.1	—	0.3
Income before income taxes	54.6	67.3	74.9	(119.5)	77.3
(Benefit) provision for income taxes	(3.7)	2.6	20.1	—	19.0
Net income	$58.3	$64.7	$54.8	$(119.5)	$58.3
Comprehensive income	$98.0	$103.8	$64.2	$(168.0)	$98.0

Consolidating Statement of Income

	14 Weeks Ended April 2, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$637.5	$(1.1)	$636.4
Other revenue	—	40.4	3.5	(43.9)	—
Cost of products sold	—	3.5	256.4	(45.0)	214.9
Gross margin	—	36.9	384.6	—	421.5
Delivery, sales and administrative expense	3.7	18.5	317.2	—	339.4
Re-engineering and impairment charges	—	—	1.4	—	1.4
Operating (loss) income	(3.7)	18.4	66.0	—	80.7
Interest income	0.5	8.9	2.1	(10.6)	0.9
Interest expense	6.7	3.5	7.9	(10.6)	7.5
Income from equity investments in subsidiaries	62.2	52.5	—	(114.7)	—
Other expense	—	—	0.1	—	0.1
Income before income taxes	52.3	76.3	60.1	(114.7)	74.0
(Benefit) provision for income taxes	(3.5)	16.9	4.8	—	18.2
Net income	$55.8	$59.4	$55.3	$(114.7)	$55.8
Comprehensive income	$90.8	$91.8	$76.5	$(168.3)	$90.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 31, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(42.2)	$53.5	$1.8	$(37.9)	$(24.8)
Investing Activities:
Capital expenditures	—	(2.0)	(16.8)	—	(18.8)
Proceeds from disposal of property, plant and equipment	—	—	1.0	—	1.0
Net cash used in investing activities	—	(2.0)	(15.8)	—	(17.8)
Financing Activities:
Dividend payments to shareholders	(17.4)	—	—	—	(17.4)
Dividend payments to parent	—	—	(13.5)	13.5	—
Proceeds from exercise of stock options	4.2	—	—	—	4.2
Repurchase of common stock	(54.1)	—	—	—	(54.1)
Repayment of long-term debt and capital lease obligations	—	—	(0.4)	—	(0.4)
Net change in short-term debt	82.0	—	(13.7)	—	68.3
Excess tax benefits from share-based payment arrangements	5.4	—	—	—	5.4
Net intercompany notes payable (receivable)	22.1	(52.1)	5.6	24.4	—
Net cash provided by (used in) financing activities	42.2	(52.1)	(22.0)	37.9	6.0
Effect of exchange rate changes on cash and cash equivalents	—	—	4.1	—	4.1
Net change in cash and cash equivalents	—	(0.6)	(31.9)	—	(32.5)
Cash and cash equivalents at beginning of year	—	1.9	136.3	—	138.2
Cash and cash equivalents at end of period	$—	$1.3	$104.4	$—	$105.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	14 Weeks Ended April 2, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(89.7)	$70.0	$15.5	$(8.5)	$(12.7)
Investing Activities:
Capital expenditures	—	(1.5)	(10.6)	—	(12.1)
Proceeds from disposal of property, plant and equipment	—	—	1.0	—	1.0
Net cash used in investing activities	—	(1.5)	(9.6)	—	(11.1)
Financing Activities:
Dividend payments to shareholders	(19.0)	—	—	—	(19.0)
Dividend payments to parent	—	—	(11.3)	11.3	—
Proceeds from exercise of stock options	10.9	—	—	—	10.9
Repurchase of common stock	(52.0)	—	—	—	(52.0)
Repayment of long-term debt and capital lease obligations	—	—	(0.5)	—	(0.5)
Excess tax benefits from share-based payment arrangements	6.0	—	—	—	6.0
Net intercompany notes payable (receivable)	142.8	(115.4)	(24.6)	(2.8)	—
Net cash provided by (used in) financing activities	88.7	(115.4)	(36.4)	8.5	(54.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.5	—	5.5
Net change in cash and cash equivalents	(1.0)	(46.9)	(25.0)	—	(72.9)
Cash and cash equivalents at beginning of year	20.0	52.2	176.5	—	248.7
Cash and cash equivalents at end of period	$19.0	$5.3	$151.5	$—	$175.8

Note 17:	New Accounting Pronouncements
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18:    Subsequent Event
Subsequent to the end of the first quarter of 2012, the Company completed the sale of its former manufacturing facility in Belgium. As a result, the Company expects to recognize a gain of about $7 million in the second quarter of 2012.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 31, 2012 compared with the 14 weeks ended April 2, 2011 and changes in financial condition during the 13 weeks ended March 31, 2012. The Company's fiscal year ends on the last Saturday of December and as a result the 2012 fiscal year will contain 52 weeks as compared with 53 weeks for fiscal 2011.
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
Overview

	13 weeks ended	14 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	March 31, 2012	April 2, 2011
Net sales	$639.5	$636.4	—%		3%	$(18.1)
Gross margin as percent of sales	66.7%	66.2%	0.5	pp	na	na
DS&A as percent of sales	53.1%	53.3%	(0.2)	pp	na	na
Operating income	$86.1	$80.7	7%		13%	$4.7
Net income	58.3	55.8	5		12	(3.5)
Net income per diluted share	1.02	0.88	16		24	(0.06)
_________________________

na	not applicable
pp	percentage points

Reported sales increased slightly in the first quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 3 percent. The Company defines its established markets as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with an 8 percent increase in local currency sales. The Company's units that operate in established economy markets, as a group, declined in local currency sales 3 percent compared with 2011. The first quarter local currency sales comparison, under the Company's fiscal calendar, was negatively impacted by an estimated 5 percentage points from one less week in the first quarter of the current year.
Among the emerging market units, the main increases were in Brazil, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. These increases were partially offset by decreases in Fuller Mexico and Tupperware South Africa. Among the established market businesses, there were decreases at BeautiControl, Tupperware France, Nutrimetics Australia, Tupperware Australia and Tupperware United States and Canada, which were partially offset by significant increases in Italy and Scandinavia. Operating income and net income increased in the first quarter of 2012. Both reflected improvements in the Company's Asia Pacific, South America and Tupperware North America segments, net of decreases in the Europe and Beauty North America segments.
The Company's net working capital position increased in the first quarter of 2012 by $2.5 million, This included a $7 million increase from changes in foreign exchange rates, and most significantly local currency increases in accounts receivable and inventory and a decrease in accounts payable. The change in the net of cash and cash equivalents and short-term borrowings and current portion of long term debt reduced net working capital during the quarter by $105 million, and funded the cash outflow in the quarter for operating and investing activities, along with payments for dividends and share repurchases. There was a net cash use from operating activities of $24.8 million in the first quarter of 2012 compared with an outflow of $12.7 million in 2011. The unfavorable comparison was primarily due to a higher receivable balance in light of higher sales than in 2011 in the last few weeks of the quarter.
Net Sales
Reported sales increased slightly in the first quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 3 percent. The improvement was mainly in the Company's emerging markets, which accounted for 59 percent and 57 percent of the Company's reported sales for the first quarters of 2012 and 2011, respectively. Total sales for the emerging markets increased $13.1 million, or 4 percent, which included a negative $15.3 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency on the sales comparison, the growth in these markets was 8 percent. The first quarter sales comparison, under the Company's fiscal calendar, was also negatively impacted by an estimated 5 percentage points from one less week in the first quarter of the current year. The impact of having one less week in the quarter this year than last interacted with the promotional calendars of the Company's business units in different ways. The estimated impact on the Company's five reporting segments ranged from 4 to 8 percent, and impact on the emerging markets as a group is estimated to have been 6 percent, while the impact on the established markets as a group was estimated to have been 4 percent.
The strong increase in local currency sales in the Company's emerging markets was primarily in Brazil, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. This reflected increases in their total and active sales forces. These increases were offset by decreases in Fuller Mexico and Tupperware South Africa due to smaller and less productive sales forces, as well as the impact of significantly lower priced counterfeit and knocked off products in South Africa.
Total sales for the established markets decreased $10.1 million, or 4 percent, in the first quarter of 2012, which included a negative $2.7 million impact from foreign currency exchange rate changes. Among these units, there were local currency decreases in BeautiControl, Tupperware France, Nutrimetics Australia, Tupperware Australia and Tupperware United States and Canada, primarily reflecting one less week than the comparable period in the prior year. These decreases were offset by increases in Italy from substantially higher average order sizes and Scandinavia, reflecting a larger more active and productive sales force.
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
The Company recorded $0.9 million and $1.4 million in re-engineering and impairment charges during the first quarter of 2012 and 2011, respectively, primarily related in 2012 to the relocation of the corporate office in Poland, and in both years for severance incurred for small scale reductions in headcount in several of the Company’s operations in connection with changes in its management structures.
For the remainder of 2012, the Company expects to incur approximately $9 million of such costs, mainly related to headcount reductions.
Gross Margin
Gross margin as a percentage of sales was 66.7 percent and 66.2 percent in the first quarters of 2012 and 2011, respectively. The increase of 0.5 percentage points reflected favorable product mix (0.3 pp), lower inventory obsolescence (0.2 pp), improved sales mix from a higher sales volume in certain markets with higher than average margins (0.2 pp), partially offset by higher resin costs (0.2 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense (DS&A). As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A decreased slightly as a percentage of sales at 53.1 percent for the first quarter of 2012, compared with 53.3 percent in 2011. The decrease in the quarter was mainly due to more efficient promotional spending, as well as the benefit of the leverage gained on higher sales due to having one less week of fixed costs in the first quarter of 2012. Partially offsetting these factors was higher selling expense from sales force commissions.
Specific segment impacts are discussed in the segment results section.
Net Interest Expense
Net interest expense was $9.1 million for the first quarter of 2012, compared with $6.6 million in 2011. The increase reflected higher borrowing levels and higher interest rates, because in 2012 a portion of the borrowings under the Company's revolving credit agreement were denominated in euro.
Refer to Note 9 to the Consolidated Financial Statements for further discussion on the Company's foreign currency hedging activities.
Tax Rate
The effective tax rate was 24.6 percent for the first quarter of both 2012 and 2011. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 12 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income
Net income in the first quarter of 2012 increased 5 percent compared with 2011. Excluding the impact of foreign currency exchange rates, net income increased 12 percent. The local currency increase in net income mainly reflected the strong sales growth in the Asia Pacific and South America segments, along with a higher return on sales in the Asia Pacific and Tupperware North America segments that reflected an improved gross margin in Asia Pacific and better leveraging of fixed costs and more efficient promotional spending and operating cost containment in both of these segments. Partially offsetting these factors were profit declines in Beauty North America, reflecting lower sales, and higher operating costs in Europe.
International operations generated 90 and 100 percent of sales and net segment profit, respectively, in the first quarters of both 2012 and 2011.
The sale of beauty products generated 23 percent of sales for the first quarter of 2012, compared with 27 percent of first quarter sales in 2011.
Segment Results
Europe

dollars in millions	13 weeks ended	14 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 31, 2012	April 2, 2011					2012	2011
First Quarter
Net sales	$218.2	$231.3	(6)%		(1)%	$(10.1)	34	36
Segment profit	36.1	39.7	(9)		(4)	(2.0)	36	41

Segment profit as percent of sales	16.5%	17.2%	(0.7)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 6 percent, and excluding the impact of foreign currency exchange rates, decreased 1 percent. This reflected an estimated negative 4 percentage point impact from having one less week in the 2012 quarter. On a local currency basis, the established market units increased sales by 2 percent as a group. This reflected an estimated negative 4 percentage point impact from having one less week in the 2012 quarter, offset by increases which came primarily from Italy, with smaller increases in Scandinavia and Germany, the largest unit in the segment. Sales in France were down by a mid-single digit percentage. The emerging market units' sales decreased 8 percent in the quarter, inclusive of an estimated negative 6 percentage point impact from having one less week in the 2012 quarter. This decrease primarily reflected results by Tupperware South Africa and Russia, which offset a high-teen increase in Turkey. The increases in Italy, Scandinavia and Turkey were the result of sales force performance under higher standards, particularly in Italy, and larger active sales forces in Germany, Scandinavia and Turkey. The active sales force of Tupperware South Africa was smaller and less productive, particularly early in the quarter, as the steps taken in light of counterfeited and knocked off product in the market did not work as planned. In France, uncertainty surrounding elections being held in the second quarter has contributed to a less active and productive sales force.
Segment profit decreased $3.6 million, or 9 percent during the first quarter of 2012, and excluding the impact of foreign currency, was 4 percent lower. The decrease reflected the decline in sales and increased promotional spending in Italy and South Africa, which were partially offset by having less fixed costs due to one less week in the current year.
The euro, South African rand and Turkish lire were the main currencies that impacted the comparison for the quarter.

Asia Pacific

dollars in millions	13 weeks ended	14 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 31, 2012	April 2, 2011					2012	2011
First Quarter
Net sales	$177.8	$160.1	11%		10%	$1.0	28	25
Segment profit	33.9	28.1	21		23	(0.5)	34	29

Segment profit as percent of sales	19.1%	17.6%	1.5	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Asia Pacific achieved strong growth in reported sales, along with a 1 percent benefit due to changes in foreign currency exchange rates. The first quarter sales comparison was negatively impacted by an estimated 6 percentage points as a result of having one less week than the prior year. Emerging markets accounted for $134.8 million and $115.1 million, or 76 and 72 percent, of the reported sales in the segment in the first quarters of 2012 and 2011, respectively. Versus 2011, the emerging market sales were negatively impacted by $1.1 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 18 percent in these markets, inclusive of a negative 7 percentage point impact from having one less week in the 2012 quarter. The most significant contributions to the overall increase were in India, Indonesia and Malaysia/Singapore, as a result of leveraging larger, more active sales forces. This reflected strong recruiting and retention, the impact of brand building activities and successful promotional activities. China ended the quarter with about 3,400 outlets, which was 8 percent more than at the end of the first quarter of 2011. These increases were partially offset by the Philippines, reflecting a lower average order size.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets. While Japan showed only a modest decrease in sales for the first quarter, Tupperware Australia and Nutrimetics Australia had more significant decreases in sales due to less active sales forces that achieved smaller average order sizes that reflected lower consumer spending in that market generally.
Total segment profit increased significantly in the first quarter of 2012. Excluding the impact of foreign currencies, segment profit increased 23 percent. The increase was mainly from the improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending as well as improved gross margins.
The Australian dollar, Indonesian rupiah, Japanese yen and Indian rupiah were the main currencies that led to the foreign currency impact on the first quarter sales and profit comparisons with 2011.

Tupperware North America

dollars in millions	13 weeks ended	14 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 31, 2012	April 2, 2011					2012	2011
First Quarter
Net sales	$84.6	$87.4	(3)%		(1)%	$(2.3)	13	14
Segment profit	13.3	12.2	9		15	(0.6)	13	13

Segment profit as percent of sales	15.7%	14.0%	1.7	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 3 percent in the first quarter of 2012. Excluding the impact of changes in foreign currency exchange rates, sales decreased 1 percent, which reflected a negative 4 percentage point impact due to having one less week than in 2011. The improvement in this segment was from Tupperware Mexico, mainly due to an increase in the sales force size and activity. Tupperware United States and Canada had an 8 percent decrease in the first quarter due mainly to one less week in the period.
Notwithstanding the decrease in sales in the segment, profit increased $1.1 million in the first quarter. The higher profit came from Tupperware Mexico, reflecting higher sales with improved gross margins. Tupperware United States and Canada also increased profit through more efficient promotional spending and the containment of operating expenses.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America

dollars in millions	13 weeks ended	14 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 31, 2012	April 2, 2011					2012	2011
First Quarter
Net sales	$87.4	$100.0	(13)%		(9)%	$(4.3)	14	16
Segment profit	6.9	8.2	(16)		(8)	(0.7)	7	9

Segment profit as percent of sales	7.9%	8.2%	(0.3)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 13 percent in the first quarter of 2012, and excluding the impact of foreign currency exchange rates decreased 9 percent. The impact of having one less week in the comparison was an estimated 4 percentage points. Local currency sales by Fuller Mexico decreased 8 percent due to one less week in the period, a less active sales force, as well as recruiting and pricing pressures in the competitive environment. BeautiControl also had decreased sales, reflecting a smaller and less active sales force, partially due to a shift in timing to the second quarter of a promotional program for recruiting new sellers.
Segment profit was $1.3 million lower in the first quarter of 2012 on a reported basis, and excluding the negative impact from a weaker Mexican peso, decreased 8 percent. Local currency profit decreased less than would be expected given the sales decrease reflecting an improved gross margin and lower operating expenses by BeautiControl.

The Mexican peso was the main currency that impacted the year-over-year comparisons.
South America

dollars in millions	13 weeks ended	14 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 31, 2012	April 2, 2011					2012	2011
First Quarter
Net sales	$71.5	$57.6	24%		29%	$(2.4)	11	9
Segment profit	10.0	8.2	21		26	(0.3)	10	8

Segment profit as percent of sales	14.0%	14.2%	(0.2)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment increased 24 percent in the first quarter of 2012, and excluding the impact of foreign currency exchange rates increased 29 percent. The first quarter sales comparison was negatively impacted by an estimated 8 percentage points as a result of having one less week. The increase was mainly in Brazil and Venezuela. In Brazil, this primarily reflected continued strength in recruiting and sales force activation, while in Venezuela, the increase was due primarily to higher activity and higher prices in light of consumer inflation. For the whole segment, the Company estimates that about half of the local currency sales increase was a result of higher pricing.
Segment profit increased in the first quarter of 2012, due to the contribution margin from the significantly higher sales volume, with a partial offset from investment of gross margin and promotional spending in Brazil.
The Brazilian real was the main currency that impacted the year-over-year comparisons.
The Company continues to use the "banded" exchange rate to translate the value of the Venezuelan bolivar versus the U.S dollar. There were no changes to this rate in the first quarter of 2012. Venezuela continues to be deemed hyper-inflationary. As a result, any gains or losses from translation of the financial statements would be recorded in earnings. As of the end of the first quarter of 2012, the Company had about $10 million in net monetary assets denominated in Venezuelan bolivars, which would be directly impacted by any change in the exchange rate, including $14 million in cash and cash equivalents. If the exchange rate in Venezuela were to change to the worst exchange rate used in May 2010, before the current "banded" rate was implemented, the Company estimates the negative impact on the remainder of its 2012 pretax earnings would be $11 million, which includes a $4 million impact related to the $10 million bolivar net asset position.
Financial Condition
Liquidity and Capital Resources Net working capital increased by $2.5 million in the first quarter, which included a $7 million increase from changes in foreign currency exchange rates and, most significantly, an increase in accounts receivable due to level and timing of sales around the end of each period, an increase in inventory, reflecting expectations for future sales and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end. In addition, the change in the net position of cash and cash equivalents and short-term borrowings and current portion of long term debt, reduced net working capital during the quarter by $105 million, and funded the cash outflow in the quarter for operating and investing activities, along with payments for dividends and share repurchases.
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Notes”) at an issue price of 98.989%, as well as entered into a new $450 million multicurrency revolving Credit Agreement (the “Credit Agreement”). The Company is permitted to request an increase to its borrowing capacity under the Credit Agreement by a total of up to $200 million up to three separate occasions (for a maximum aggregate Facility Amount of $650 million).

The Company's wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”), has granted a security interest for the Notes and the Credit Agreement in certain "Tupperware" trademarks and service marks owned by the Guarantor.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of March 31, 2012, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 2.2 percent on $265.2 million of borrowings under the Credit Agreement. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.

The Credit Agreement contains customary covenants including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 31, 2012, and currently, the Company had considerable leeway under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 8 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its 2012 first quarter end cash and cash equivalents balance of $105.7 million, cash flows from operating activities, and access to its $450 million Credit Agreement. As of March 31, 2012, the Company had $181.6 million available under its Credit Agreement and $108.5 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $105.7 million as of March 31, 2012. Of this amount, $102 million was held by foreign subsidiaries. About half of this cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest the earnings of these foreign operations, as it does not anticipate needing them in the United States. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
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
Operating Activities Net cash used by operating activities in the first quarter of 2012 was $24.8 million, compared with an outflow of $12.7 million in the first quarter of 2011. The increased outflow from operating activities was primarily due to increased accounts receivable balances from higher sales than in the prior year in the last few weeks of March.
Investing Activities During the first quarters of 2012 and 2011, the Company spent $18.8 million and $12.1 million, respectively, for capital expenditures. In 2012, capital expenditures mainly related to molds and the purchase of a new office in Venezuela for $5.4 million to support expanding operations and as a natural hedge against possible currency devaluation, as well as the expansion of warehouse space in Indonesia. In 2011, expenditures mainly related to molds for new products, primarily in Europe as well as capital spent to expand warehouse space in South Africa and Brazil.

Financing Activities Dividends paid to shareholders were $17.4 million and $19.0 million in the first quarters of 2012 and 2011, respectively. The lower 2012 amount was due to a reduction in the number of shares outstanding resulting from the Company's share repurchase program. Proceeds received from the exercise of stock options were $4.2 million and $10.9 million for the first quarters of 2012 and 2011, respectively. The Company also had a net inflow of $68.3 million from borrowings under its Credit Agreement.
Through open market repurchase, and under its stock incentive programs, the Company repurchased in the first quarters of 2012 and 2011, 0.9 million and 0.9 million shares for a total of $54.1 million and $52.0 million respectively. Open market repurchases are being made under an authorization that runs until February 1, 2015 and allows up to $1.2 billion to be spent. Under this program, the Company repurchased 0.8 million and 0.9 million shares for $50.0 million and $50.4 million, in the first quarters of 2012 and 2011, respectively, and program to date through the end of March 2012, had spent $677.7 million to repurchase 13.0 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.5 times (as defined in the Company's Credit Agreement). For the four quarters ended March 2012, this ratio was at the targeted 1.5 times. The Company expects to spend $25 million on open market share repurchases in the second quarter of 2012.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2012 and 2011, 64,927 and 29,550 shares were retained to fund withholding taxes, totaling $4.1 million and $1.6 million, respectively.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of March 31, 2012, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 2.20 percent on borrowings under the Credit Agreement. Of the Company's short-term borrowings as of March 31, 2012, $82.0 million was denominated in U.S. dollars and $183.2 million in euros. If short-term interest rates varied by 10 percent with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
At the time it terminated its previous credit facility in 2011, the Company managed a portion of its interest rate risk through the use of four interest rate swaps. As a result of the termination, the four swaps, which will expire in the third quarter of 2012, became ineffective. The exposure to changes in the fair value of these swaps is not expected to materially impact the results of the Company, but the Company does expect to pay under these swap agreements $3.6 million and $3.5 million in the second and third quarters of 2012, respectively.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the periods ending March 31, 2012 and April 2, 2011, the cash flow impact of these currency hedges was an inflow of $3.0 million and $6.7 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of March 31, 2012 were to buy U.S. dollars $65.2 million and euro $45.5 million and sell Australian dollars $13.3; Japanese yen $28.4 million; Mexican peso $25.4 million and Turkish lira $13.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 31, 2012, the Company was in a net payable position of approximately $6.8 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and may enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company's hedging activities for foreign currency in Note 9 to the Consolidated Financial Statements.
The Company is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the determination of fair value for the Company's foreign currency forward exchange contracts. The Company continues to closely monitor its counterparties and will take action, as appropriate and possible, to further manage its counterparty credit risk.

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2012 cost of sales will include about $165 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $17 million compared with the prior year. For the first quarter of 2012, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $2 million on a local currency basis due to resin cost changes as compared with 2011. For the full year of 2012, the Company estimates its cost of sales of the Tupperware ® products it produces will be negatively impacted by about $1 million, on a local currency basis, due to resin cost changes as compared with 2011. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business;

•
the effect of competitive forces in the markets in which the Company operates, particularly related to sales of beauty, personal care and nutritional products, where there are a greater number of competitors;

•	the impact of changes in tax or other laws;

•	the Company's access to financing; and

•
other risks discussed in Item 1A, Risk Factors, of the Company's 2011 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, notes, other financial information appearing elsewhere in this report and the Company's other filings with the United States Securities and Exchange Commission.

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
1/1/12 - 2/4/12	304,370	$58.63	304,370	$554,460,085
2/5/12 - 3/3/12	274,035	61.96	274,035	537,479,913
3/4/12 - 3/31/12	241,081	63.01	241,081	522,288,205
	819,486	$61.03	819,486	$522,288,205
_________________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2015 and allows up to $1.2 billion to be spent.

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

101*
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged in detail.

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
May 8, 2012