Form 10-Q
period 2012-06-30
TUPPERWARE BRANDS CORP
filed 2012-08-07
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended June 30, 2012
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of August 2, 2012, 55,713,868 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended	13 weeks ended	26 weeks ended	27 weeks ended
(Dollars in millions, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$638.9	$669.9	$1,278.4	$1,306.3
Cost of products sold	206.7	219.6	419.8	434.5
Gross margin	432.2	450.3	858.6	871.8

Delivery, sales and administrative expense	328.5	344.2	668.1	683.6
Re-engineering and impairment charges	1.1	1.1	2.0	2.5
Impairment of goodwill and intangible assets	76.9	—	76.9	—
Gains on disposal of assets, including insurance recoveries	7.5	0.7	7.7	0.7
Operating income	33.2	105.7	119.3	186.4

Interest income	0.6	0.8	1.3	1.7
Interest expense	8.7	25.6	18.5	33.1
Other expense (income)	0.4	(0.2)	0.1	(0.1)
Income before income taxes	24.7	81.1	102.0	155.1

Provision for income taxes	12.0	16.0	31.0	34.2
Net income	$12.7	$65.1	$71.0	$120.9

Earnings per share:
Basic	$0.23	$1.05	$1.28	$1.95
Diluted	0.22	1.03	1.25	1.91

Weighted-average shares outstanding:
Basic	55.5	61.7	55.7	62.0
Diluted	56.5	63.1	56.8	63.3

Dividends declared per common share	$0.36	$0.30	$0.72	$0.60

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended	13 weeks ended	26 weeks ended	27 weeks ended
(Dollars in millions, except per share amounts)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$12.7	$65.1	$71.0	$120.9
Foreign currency translation adjustments	(59.0)	11.3	(18.0)	45.6
Deferred gain on cash flow hedges, net of tax provision of $0.8 and $7.4 million for the second quarters of 2012 and 2011, respectively, and $0.3 and $8.1 million for the year-to-date periods, respectively.	2.9	13.8	1.3	13.9
Pension and other post-retirement costs, net of tax provision of $0.5 and $0.1 million for the second quarters of 2012 and 2011, respectively, and $0.2 and $0.8 million for the year-to-date periods, respectively.	1.8	(0.3)	2.1	0.3
Comprehensive (loss) income	$(41.6)	$89.9	$56.4	$180.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$98.0	$138.2
Accounts receivable, less allowances of $28.6 million in 2012 and $26.8 million in 2011	176.7	163.7
Inventories	321.1	302.5
Deferred income tax benefits, net	97.0	94.2
Non-trade amounts receivable, net	53.8	47.5
Prepaid expenses and other current assets	33.9	23.3
Total current assets	780.5	769.4
Deferred income tax benefits, net	317.6	339.2
Property, plant and equipment, net	276.7	273.1
Long-term receivables, less allowances of $23.2 million in 2012 and $23.3 million in 2011	23.3	23.2
Trademarks and tradenames	132.5	157.1
Other intangible assets, net	5.7	7.2
Goodwill	185.2	241.4
Other assets, net	34.5	33.6
Total assets	$1,756.0	$1,844.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$115.6	$157.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	227.7	195.7
Accrued liabilities	309.0	320.5
Total current liabilities	652.3	673.4
Long-term debt and capital lease obligations	414.3	415.2
Other liabilities	228.7	254.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	137.3	126.8
Retained earnings	1,098.9	1,091.7
Treasury stock 7,797,559 and 7,099,345 shares in 2012 and 2011, respectively, at cost	(466.0)	(422.8)
Accumulated other comprehensive loss	(310.1)	(295.5)
Total shareholders' equity	460.7	500.8
Total liabilities and shareholders' equity	$1,756.0	$1,844.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended	27 weeks ended
(In millions)	June 30, 2012	July 2, 2011
Operating Activities:
Net income	$71.0	$120.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24.0	25.8
Equity compensation	7.2	6.8
Amortization of deferred debt costs	0.6	1.2
Interest rate swap impairment	—	18.9
Net gains on disposal of assets, including insurance recoveries	(7.6)	(0.2)
Provision for bad debts	5.7	5.9
Write-down of inventories	8.4	7.4
Non-cash impact of re-engineering and impairment costs	76.9	—
Net change in deferred income taxes	(2.6)	(17.0)
Excess tax benefits from share-based payment arrangements	(8.5)	(7.6)
Changes in assets and liabilities:
Accounts and notes receivable	(25.5)	(17.3)
Inventories	(35.8)	(41.3)
Non-trade amounts receivable	(3.1)	1.8
Prepaid expenses	(11.2)	(8.8)
Other assets	(2.4)	(4.1)
Accounts payable and accrued liabilities	(24.9)	(34.5)
Income taxes payable	(21.9)	(8.2)
Other liabilities	(0.3)	(3.1)
Proceeds from insurance recoveries, net of costs	0.2	—
Net cash impact from hedging activity	0.8	3.2
Other	(0.3)	(0.2)
Net cash provided by operating activities	50.7	49.6
Investing Activities:
Capital expenditures	(33.7)	(25.7)
Proceeds from disposal of property, plant and equipment	8.8	2.6
Net cash used in investing activities	(24.9)	(23.1)
Financing Activities:
Dividend payments to shareholders	(37.5)	(37.6)
Net proceeds from issuance of senior notes(1)	—	393.3
Proceeds from exercise of stock options	7.4	13.9
Repurchase of common stock	(79.0)	(130.8)
Repayment of long-term debt and capital lease obligations	(1.3)	(406.4)
Net change in short-term debt	40.4	0.1
Debt issuance costs	—	(2.9)
Excess tax benefits from share-based payment arrangements	8.5	7.6
Net cash used in financing activities	(61.5)	(162.8)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	3.7
Net change in cash and cash equivalents	(40.2)	(132.6)
Cash and cash equivalents at beginning of year	138.2	248.7
Cash and cash equivalents at end of period	$98.0	$116.1
(1)Net proceeds from issuance of senior notes are net of $2.6 million in non-cash debt issuance costs.

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
The Company's fiscal year ends on the last Saturday of December and, as a result, the 2012 fiscal year will contain 52 weeks, as compared with 53 weeks for fiscal 2011. The year-to-date period ending June 30, 2012 contained 26 weeks, as compared with the year-to-date period ending July 2, 2011 that contained 27 weeks.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, selling and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the second quarters of 2012 and 2011 were $37.3 million and $39.9 million, respectively, and were $74.7 million and $77.5 million for the year-to-date periods ended June 30, 2012 and July 2, 2011, respectively.

Note 3:	Promotional Accruals
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $107.0 million and $114.5 million for the second quarters of 2012 and 2011, respectively, and $219.5 million and $224.9 million for the year-to-date periods ended June 30, 2012 and July 2, 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

	June 30, 2012	December 31, 2011
	(in millions)
Finished goods	$254.4	$241.0
Work in process	23.9	22.0
Raw materials and supplies	42.8	39.5
Total inventories	$321.1	$302.5

Note 5:	Net Income Per Common Share
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
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended	13 weeks ended	26 weeks ended	27 weeks ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income	$12.7	$65.1	$71.0	$120.9
Weighted-average shares of common stock outstanding	55.5	61.7	55.7	62.0
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.0	1.4	1.1	1.3
Weighted-average common and common equivalent shares outstanding	56.5	63.1	56.8	63.3
Basic earnings per share	$0.23	$1.05	$1.28	$1.95
Diluted earnings per share	$0.22	$1.03	$1.25	$1.91
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.2	0.1	0.2	0.3

Note 6:	Re-engineering Costs
The Company recorded $1.1 million in re-engineering and impairment charges during each of the second quarters of 2012 and 2011 and $2.0 million and $2.5 million for the respective year-to-date periods. In both years, these charges were primarily related to severance incurred for head count reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, also included the relocation of the Company's office in Poland.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of June 30, 2012 and December 31, 2011 were as follows (in millions):

	June 30, 2012	December 31, 2011
Beginning of the year balance	$3.0	$2.4
Provision	2.0	7.9
Cash expenditures:
Severance	(2.0)	(5.7)
Other	(1.1)	(1.1)
Non-cash asset impairments	—	(0.5)
End of period balance	$1.9	$3.0
The accrual balance as of June 30, 2012, relates primarily to payments in connection with severance costs in several of the Company's operating units as well as expected payments from the 2011 decision to merge the Nutrimetics and Tupperware businesses in Malaysia. Payments are mainly expected to be made by the end of 2012.

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
During the second quarter, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million related to the goodwill in the BeautiControl United States and Canada business as a result of the rates of growth of sales, profit and cash flow and expectations for future performance that were below the Company's previous projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their normal trend line and it became apparent that they would fall significantly short of previous expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to declines in the rates of growth of sales, profit and cash flows in the Japanese market led to interim impairment testing in both these businesses, as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that increased the discount rates used in the valuations versus those used previously. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of current operating trends and expected future results as well as the macroeconomic factors that increased the discount rates used in the valuations.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair value of the BeautiControl United States, Nutrimetics and NaturCare reporting units is determined by the Company using a combination of the income and market approaches with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant assumptions for these forecasts included annual revenue growth rates ranging from negative 7 percent to positive 10 percent with an average growth rate of positive 3 percent. The growth rates were determined by reviewing historical results of these units and the historical results of the Company’s other business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units, the Company applied discount rates to the projected cash flows ranging from 12.5 to 14.0 percent. The discount rate at the high end of this range was for the Nutrimetics Asia Pacific reporting unit due to higher country-specific risks. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the revenue and profit of the reporting units to determine fair value.
The fair value of the Nutrimetics and NaturCare tradenames were determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the projected revenue, tax affected and discounted to present value. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market and the forecasted performance of the business. As a result, the royalty rates were reduced to 1.5 percent for Nutrimetics and 3.75 percent for NaturCare from 3.0 and 4.75 percent previously. In estimating the fair value of the tradenames, the Company applied discount rates of 15.2 and 13.5 percent, respectively, and annual revenue growth ranging from negative 7 percent to positive 7 percent, with an average growth rate of positive 2 percent and a long-term terminal growth rate of 3 percent.
With the tradename impairment recorded in the current year for Nutrimetics and NaturCare, these assets are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. There is no longer a goodwill balance recorded on the books related to Nutrimetics or BeautiControl United States and Canada. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.
The Company expects to complete the annual valuation of the remaining units during the third quarter.
The following table summarizes the year-to-date changes in the Company’s goodwill and tradename balance (in millions):

	Goodwill	Tradenames
Balance at December 31, 2011	$241.4	$157.1
Impairments	(53.8)	(22.8)
Effect of changes in exchange rates	(2.4)	(1.8)
Balance at June 30, 2012	$185.2	$132.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 8:	Segment Information
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

South America	Both housewares and beauty products under the Fuller®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $148.1 million and $176.3 million in the second quarters of 2012 and 2011, respectively, and $296.9 million and $345.7 million in the year-to-date periods ended June 30, 2012 and July 2, 2011, respectively.

	13 weeks ended	13 weeks ended	26 weeks ended	27 weeks ended
(In millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales:
Europe	$194.2	$223.5	$412.4	$454.8
Asia Pacific	186.2	175.5	364.0	335.6
Tupperware North America	89.8	97.4	174.4	184.8
Beauty North America	85.8	103.6	173.2	203.6
South America	82.9	69.9	154.4	127.5
Total net sales	$638.9	$669.9	$1,278.4	$1,306.3
Segment profit:
Europe	$32.1	$42.2	$68.2	$81.9
Asia Pacific	40.8	33.3	74.7	61.4
Tupperware North America	17.9	16.8	31.2	29.0
Beauty North America	10.1	14.4	17.0	22.6
South America	16.6	12.2	26.6	20.4
Total segment profit	$117.5	$118.9	$217.7	$215.3
Unallocated expenses	(14.2)	(12.6)	(27.3)	(27.0)
Re-engineering and impairment charges (a)	(1.1)	(1.1)	(2.0)	(2.5)
Impairment of goodwill and intangible assets (b)	(76.9)	—	(76.9)	—
Gains on disposal of assets, including insurance recoveries	7.5	0.7	7.7	0.7
Interest expense, net	(8.1)	(24.8)	(17.2)	(31.4)
Income before taxes	$24.7	$81.1	$102.0	$155.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Identifiable assets:	June 30, 2012	December 31, 2011
Europe	$378.2	$395.9
Asia Pacific	323.6	330.6
Tupperware North America	148.0	130.4
Beauty North America	322.9	373.7
South America	113.9	105.4
Corporate	469.4	508.2
Total identifiable assets	$1,756.0	$1,844.2
_________________________

(a)	See Note 6 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

(b)	See Note 7 to the Consolidated Financial Statements for a discussion of the impairment of goodwill and intangible assets.

Note 9:	Debt
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
Also on June 2, 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement (the “Credit Agreement”) with a consortium of lenders. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of June 30, 2012, the Company had $225.3 million of borrowings outstanding under its $450 million Credit Agreement with $171.3 million denominated in euros.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of June 30, 2012, the Credit Agreement dictated a spread of 175 basis points, which gave the Company a weighted average interest rate at that time of 2.35 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 30, 2012, and currently, the Company had considerable leeway under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement through a security interest in certain "Tupperware" trademarks and service marks.
At June 30, 2012, the Company had $325.0 million of unused lines of credit, including $221.5 million under the committed, secured $450 million Credit Agreement, and $103.5 million available under various uncommitted lines around the world.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.7 million and $2.4 million in the second quarters of 2012 and 2011, respectively, and pretax gains of $5.6 million and $4.1 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax losses of $0.4 million and $0.6 million in the second quarters of 2012 and 2011, respectively, and in pretax losses of $1.3 million and $1.2 million for the respective year-to-date periods.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net gain (loss) associated with these hedges, in other comprehensive income, net of tax, of $18.9 million and $(4.4) million in the second quarters of 2012 and 2011, respectively, and a net gain (loss) of $4.6 million and $(11.1) million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the second quarters of 2012 and 2011, forward points on net equity hedges resulted in pretax losses of $3.4 million and $2.8 million, respectively, and pretax losses of $7.2 million and $5.4 million for the respective year-to-date periods.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $0.8 million and $3.2 million for the year-to-date periods ended June 30, 2012 and July 2, 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of June 30, 2012 and December 31, 2011. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	June 30, 2012		December 31, 2011
(in millions)	Buy	Sell	Buy	Sell
Euro	$49.1		$61.4
U.S. dollar	30.9		48.5
Malaysian ringgit	12.1		5.0
Philippine peso	8.3		4.2
Indonesian rupiah	4.8		6.6
New Zealand dollar	2.4		4.6
Singapore Dollar	0.9			$1.3
Brazilian real	0.7		6.3
Japanese yen		$27.4		28.4
Swiss franc		21.3		39.2
Turkish lira		9.8		14.4
Canadian dollar		6.2		8.6
Russian ruble		6.0		9.3
Mexican peso		5.2	1.8
Australian dollar		4.3		17.5
British pound		4.1		3.8
South Korean won		3.0	6.8
Thai baht		3.0		2.6
Argentine peso		2.7		4.3
Croatian kuna		2.4		2.5
Hungarian forint		2.3		2.0
South African rand		2.1	0.5
Indian Rupee		2.1		2.0
Czech koruna		1.7		1.9
Polish zloty		1.5		1.5
Norwegian krone		1.4		2.0
Swedish krona		1.2		1.5
Ukraine hryvnia		0.5		1.3
Kazakhstan tenge		—		0.3
Other currencies (net)		2.4		0.6
	$109.2	$110.6	$145.7	$145.0
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

At the time the Company's previous credit facility was terminated during the second quarter of 2011 in conjunction with the signing of the Credit Agreement, the Company maintained four interest rate swap agreements that expire in 2012. These swaps were, at the time the previous credit facility was terminated, and continue to be, out-of-the-money, and the Company continues to pay amounts required under these swaps. The liability under these swaps as of June 30, 2012 was $3.6 million, and changes in fair value of these swaps during the second quarter of 2012, which were not material, have been recorded in current earnings.
The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$3.6
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	25.0	Accrued liabilities	26.0
Total derivatives instruments		$25.0		$29.6

	December 31, 2011
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$10.2
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	21.4	Accrued liabilities	18.7
Total derivatives designated as hedging instruments		$21.4		$28.9
The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the second quarters ended June 30, 2012 and July 2, 2011:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2012	2011		2012	2011
Foreign exchange contracts	Other expense	$(30.1)	$8.5	Other expense	$29.9	$(8.3)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$—	$1.2	Interest expense	$—	$—	Interest expense	$—	$(18.9)
Foreign exchange contracts	4.3	(0.4)	Cost of products sold and DS&A	(0.6)	(0.9)	Interest expense	(0.4)	(0.6)
Net equity hedging relationships
Foreign exchange contracts	29.7	(6.8)	Other expense	—	—	Interest expense	(3.4)	(2.8)
The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the year-to-date periods ended June 30, 2012 and July 2, 2011:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2012	2011		2012	2011
Foreign exchange contracts	Other expense	$(10.1)	$20.8	Other expense	$10.1	$(20.6)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$—	$4.1	Interest expense	$—	$—	Interest expense	$—	$(18.9)
Foreign exchange contracts	1.4	(2.9)	Cost of products sold and DS&A	0.3	(1.6)	Interest expense	(1.3)	(1.2)
Net equity hedging relationships
Foreign exchange contracts	7.4	(17.3)	Other expense	—	—	Interest expense	(7.2)	(5.4)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11:	Fair Value Measurements
The following table presents those assets and liabilities recorded at fair value on a recurring basis:

Description of Assets (in millions)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2.0	$2.0	$—	$—
Foreign currency derivative contracts	25.0	—	25.0	—
Total	$27.0	$2.0	$25.0	$—

Description of Liabilities (in millions)
Interest rate swaps	$3.6	$—	$3.6	$—
Foreign currency derivative contracts	26.0	—	26.0	—
Total	$29.6	$—	$29.6	$—

Description of Assets (in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.5	$9.5	$—	$—
Foreign currency derivative contracts	21.4	—	21.4	—
Total	$30.9	$9.5	$21.4	$—

Description of Liabilities (in millions)
Interest rate swaps	$10.2	$—	$10.2	$—
Foreign currency derivative contracts	18.7	—	18.7	—
Total	$28.9	$—	$28.9	$—
The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of June 30, 2012 and December 31, 2011, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of negative $1.0 million and positive $2.7 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 10 to the Consolidated Financial Statements.
The fair value of interest rate swap contracts was based on the discounted net present value of the swap using third party quotes. Changes in fair market value were recorded in other comprehensive income through the termination date of the related credit facility in the second quarter of 2011. The changes resulting from ineffectiveness during the year-to-date period ended June 30, 2012, which were not material, have been recorded in current earnings.
Included in the Company's cash equivalents balances as of June 30, 2012 and December 31, 2011 were $2.0 million and $9.5 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
The following table presents information about assets and liabilities measured at fair value on a non-recurring basis and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	Quarter ended June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Intangible Assets	$23.0	$—	$—	$23.0
In the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl reporting units. Additionally, the Company completed interim impairment testing for the Nutrimetics and NaturCare reporting units in May and June of 2012, respectively. As a result, the carrying value of goodwill allocated to the Nutrimetics and BeautiControl United States and Canada reporting units were written off in the amounts of $14.9 million and $38.9 million, respectively. Additionally, intangible assets relating to the Company’s Nutrimetics and NaturCare tradenames were written down to their implied fair values of $7.9 million and $15.1 million, respectively. Refer to Note 7 to the Consolidated Financial Statements for further discussion of goodwill and tradename impairments.
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 30, 2012 and December 31, 2011. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes was $417 million at June 30, 2012, compared with the carrying value of $396 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 30, 2012 and July 2, 2011 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$2.1	$2.7	$—	$0.1	$4.8	$5.2	$0.1	$0.1
Interest cost	1.8	2.7	0.3	0.4	4.5	5.2	0.7	0.9
Expected return on plan assets	(1.1)	(1.7)	—	—	(2.8)	(3.3)	—	—
Settlement/Curtailment	—	—	—	—	—	1.0	—	—
Net amortization	1.2	0.9	0.1	(0.1)	2.1	1.8	—	(0.2)
Net periodic benefit cost	$4.0	$4.6	$0.4	$0.4	$8.6	$9.9	$0.8	$0.8
During the year-to-date periods ended June 30, 2012 and July 2, 2011, approximately $2.1 million and $2.6 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13:	Income Taxes
As of June 30, 2012 and December 31, 2011, the Company's gross unrecognized tax benefit was $29.8 million and $28.6 million, respectively. The accrual for uncertain tax positions increased for positions being taken in various global tax filings. The Company estimates that approximately $24.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.6 million and $5.8 million as of June 30, 2012 and December 31, 2011, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $3.1 million. For the remaining balance as of June 30, 2012, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
The effective tax rate for the second quarter of 2012 was 48.6 percent, compared with 19.8 percent for the comparable 2011 period. The increase was due to intangible impairment charges recorded in the second quarter of 2012, for which limited tax benefits were available as compared with tax benefits derived from refinancing costs incurred during the comparable period in 2011. The effective tax rate for the year-to-date period ended June 30, 2012 was 30.4 percent, compared with 22.1 percent for the comparable 2011 period, with the change also primarily related to the amount of tax benefit associated with the impairment charges and the tax benefits from refinancing costs.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended June 30, 2012 and July 2, 2011, 64,927 and 30,108 shares, respectively, were retained to fund withholding taxes, with values totaling $4.1 million and $1.6 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows. For the year-to-date period ended June 30, 2012, the Company acquired $1.2 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in the year-to-date period ended July 2, 2011.

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
Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. In February 2012, the Company granted a stock option on 24,300 shares. The fair value of the Company’s stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2012 option grant: dividend yield of 2.4 percent; expected volatility of 40 percent; risk-free interest rate of 1.6 percent; and expected life of 8 years. The grant date fair value of the stock option granted during the first quarter of 2012 was $20.83 per share. No stock options were granted in the second quarter of 2012 or in the first half of 2011. Compensation expense associated with all outstanding stock option awards was $0.6 million and $0.4 million in the second quarters of 2012 and 2011, respectively, and $1.2 million and $0.9 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock option activity for 2012, under all of the Company's incentive plans, is summarized in the following table:

	Outstanding		Exercisable
Stock options	Shares subject to option	Weighted average exercise price per share	Options exercisable at end of period	Weighted average exercise price per share
December 31, 2011	3,153,506	$31.43	2,405,638	$25.85
Granted	24,300	62.20
Expired / Forfeited	—	—
Exercised	(360,052)	20.47
June 30, 2012	2,817,754	$33.09	2,084,870	$26.64
The intrinsic value of options exercised totaled $8.9 million and $4.4 million in the second quarters of 2012 and 2011, respectively, and $15.1 million and $21.2 million in the respective year-to-date periods.
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
In January 2011, the Company granted 101,000 shares of time-vested restricted stock with a fair value of $56.67 per share that vest over an average period of 3 years. There were no such awards in the first half of 2012.
The Company also granted 17,600 and 18,707 time-vested restricted stock units in May 2012 and 2011, respectively, with fair values of $53.99 and $66.05 per share, respectively, that vest over one year from date of grant.
For the second quarters of 2012 and 2011, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $3.0 million and $2.7 million, respectively. Such expense was $5.9 million and $5.8 million for the year-to-date periods of 2012 and 2011, respectively.
Restricted stock, restricted stock units, and performance share award activity for 2012 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 31, 2011	945,265	$34.93
Granted	85,600	60.51
Performance share adjustments	(5,467)	54.60
Vested	(232,303)	21.69
Forfeited	(2,394)	48.18
June 30, 2012	790,701	$41.66
The fair value of performance awards, restricted stock and restricted stock units vested in the second quarters of 2012 and 2011 was $1.3 million and $1.6 million, respectively, and $14.3 million and $11.2 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 30, 2012, total unrecognized stock based compensation expense related to all stock based awards was $21.4 million, which is expected to be recognized over a weighted average period of 1.9 years. The average remaining contractual life on outstanding and exercisable stock options was 6.0 years and 5.1 years, respectively.

Note 16:	Allowance for Long-Term Receivables
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account, based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due. As of June 30, 2012, $31.4 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of June 30, 2012 was as follows (in millions):

December 31, 2011	$23.3
Write-offs	(0.7)
Provision	1.4
Currency translation adjustment	(0.8)
June 30, 2012	$23.2

Note 17:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 9 to the Consolidated Financial Statements.
Condensed consolidated financial information as of June 30, 2012 and December 31, 2011 and for the quarter-to-date and year-to-date periods ended June 30, 2012 and July 2, 2011 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	June 30, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.7	$97.3	$—	$98.0
Accounts receivable, net	—	—	176.7	—	176.7
Inventories	—	—	321.1	—	321.1
Deferred income tax benefits, net	5.5	42.7	49.1	(0.3)	97.0
Non-trade amounts receivable, net	—	16.1	37.7	—	53.8
Intercompany receivables	1,953.4	3,935.3	730.7	(6,619.4)	—
Prepaid expenses and other current assets	0.7	113.9	107.4	(188.1)	33.9
Total current assets	1,959.6	4,108.7	1,520.0	(6,807.8)	780.5
Deferred income tax benefits, net	77.3	128.7	112.2	(0.6)	317.6
Property, plant and equipment, net	—	28.7	248.0	—	276.7
Long-term receivables, net	—	0.1	23.2	—	23.3
Trademarks and tradenames	—	—	132.5	—	132.5
Other intangible assets, net	—	—	5.7	—	5.7
Goodwill	—	2.9	182.3	—	185.2
Investments in subsidiaries	2,778.8	2,178.0	—	(4,956.8)	—
Intercompany notes receivable	64.1	524.1	1,730.4	(2,318.6)	—
Other assets, net	4.8	8.1	91.1	(69.5)	34.5
Total assets	$4,884.6	$6,979.3	$4,045.4	$(14,153.3)	$1,756.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$115.6	$—	$115.6
Short-term borrowings and current portion of long-term debt and capital lease obligations	54.0	—	173.7	—	227.7
Intercompany payables	3,473.4	2,669.9	476.1	(6,619.4)	—
Accrued liabilities	135.7	79.3	282.4	(188.4)	309.0
Total current liabilities	3,663.1	2,749.2	1,047.8	(6,807.8)	652.3
Long-term debt and capital lease obligations	396.3	—	18.0	—	414.3
Intercompany notes payable	345.0	1,385.4	588.2	(2,318.6)	—
Other liabilities	19.5	85.9	193.4	(70.1)	228.7
Shareholders' equity	460.7	2,758.8	2,198.0	(4,956.8)	460.7
Total liabilities and shareholders' equity	$4,884.6	$6,979.3	$4,045.4	$(14,153.3)	$1,756.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1.9	$136.3	$—	$138.2
Accounts receivable, net	—	—	163.7	—	163.7
Inventories	—	—	302.5	—	302.5
Deferred income tax benefits, net	5.5	44.6	44.1	—	94.2
Non-trade amounts receivable, net	0.4	10.1	37.0	—	47.5
Intercompany receivables	1,674.7	3,757.3	257.7	(5,689.7)	—
Prepaid expenses and other current assets	31.1	1.6	92.1	(101.5)	23.3
Total current assets	1,711.7	3,815.5	1,033.4	(5,791.2)	769.4
Deferred income tax benefits, net	68.7	128.7	141.8	—	339.2
Property, plant and equipment, net	—	28.7	244.4	—	273.1
Long-term receivables, net	—	0.1	23.1	—	23.2
Trademarks and tradenames	—	—	157.1	—	157.1
Other intangible assets, net	—	—	7.2	—	7.2
Goodwill	—	2.9	238.5	—	241.4
Investments in subsidiaries	2,695.0	1,734.6	—	(4,429.6)	—
Intercompany notes receivable	85.9	506.0	1,088.5	(1,680.4)	—
Other assets, net	4.7	7.9	120.9	(99.9)	33.6
Total assets	$4,566.0	$6,224.4	$3,054.9	$(12,001.1)	$1,844.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$157.2	$—	$157.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	—	—	195.7	—	195.7
Intercompany payables	3,270.0	2,415.5	4.2	(5,689.7)	—
Accrued liabilities	35.5	116.1	270.4	(101.5)	320.5
Total current liabilities	3,305.5	2,531.6	627.5	(5,791.2)	673.4
Long-term debt and capital lease obligations	396.1	—	19.1	—	415.2
Intercompany notes payable	342.9	1,337.5	—	(1,680.4)	—
Other liabilities	20.7	112.9	221.1	(99.9)	254.8
Shareholders' equity	500.8	2,242.4	2,187.2	(4,429.6)	500.8
Total liabilities and shareholders' equity	$4,566.0	$6,224.4	$3,054.9	$(12,001.1)	$1,844.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended June 30, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$641.0	$(2.1)	$638.9
Other revenue	—	25.8	4.7	(30.5)	—
Cost of products sold	—	4.1	235.2	(32.6)	206.7
Gross margin	—	21.7	410.5	—	432.2
Delivery, sales and administrative expense	3.6	14.3	310.6	—	328.5
Re-engineering and impairment charges	—	—	1.1	—	1.1
Impairment of goodwill and intangible assets	—	—	76.9	—	76.9
Gains on disposal of assets, including insurance recoveries	—	—	7.5	—	7.5
Operating (loss) income	(3.6)	7.4	29.4	—	33.2
Interest income	0.4	7.5	1.2	(8.5)	0.6
Interest expense	6.5	5.2	5.5	(8.5)	8.7
Income from equity investments in subsidiaries	19.0	13.2	—	(32.2)	—
Other expense	0.1	0.1	0.2	—	0.4
Income before income taxes	9.2	22.8	24.9	(32.2)	24.7
(Benefit) provision for income taxes	(3.5)	3.6	11.9	—	12.0
Net income	$12.7	$19.2	$13.0	$(32.2)	$12.7
Comprehensive loss	$(41.6)	$(34.9)	$(13.1)	$48.0	$(41.6)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended July 2, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$670.4	$(0.5)	$669.9
Other revenue	—	16.4	3.0	(19.4)	—
Cost of products sold	—	3.0	236.5	(19.9)	219.6
Gross margin	—	13.4	436.9	—	450.3
Delivery, sales and administrative expense	3.4	13.1	327.7	—	344.2
Re-engineering and impairment charges	—	—	1.1	—	1.1
Gains on disposal of assets, including insurance recoveries	—	—	0.7	—	0.7
Operating (loss) income	(3.4)	0.3	108.8	—	105.7
Interest income	0.4	8.6	3.7	(11.9)	0.8
Interest expense	26.1	3.4	8.0	(11.9)	25.6
Income from equity investments in subsidiaries	83.8	79.3	—	(163.1)	—
Other income	—	—	0.2	—	0.2
Income before income taxes	54.7	84.8	104.7	(163.1)	81.1
(Benefit) provision for income taxes	(10.4)	1.2	25.2	—	16.0
Net income	$65.1	$83.6	$79.5	$(163.1)	$65.1
Comprehensive income	$89.9	$95.5	$88.4	$(183.9)	$89.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	26 Weeks Ended June 30, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,281.2	$(2.8)	$1,278.4
Other revenue	—	52.0	8.5	(60.5)	—
Cost of products sold	—	8.5	474.6	(63.3)	419.8
Gross margin	—	43.5	815.1	—	858.6
Delivery, sales and administrative expense	6.9	27.1	634.1	—	668.1
Re-engineering and impairment charges	—	—	2.0	—	2.0
Impairment of goodwill and intangible assets	—	—	76.9	—	76.9
Gains on disposal of assets, including insurance recoveries	—	0.2	7.5	—	7.7
Operating (loss) income	(6.9)	16.6	109.6	—	119.3
Interest income	0.9	15.5	2.4	(17.5)	1.3
Interest expense	14.1	9.8	12.1	(17.5)	18.5
Income from equity investments in subsidiaries	83.9	67.8	—	(151.7)	—
Other expense	—	—	0.1	—	0.1
Income before income taxes	63.8	90.1	99.8	(151.7)	102.0
(Benefit) provision for income taxes	(7.2)	6.2	32.0	—	31.0
Net income	$71.0	$83.9	$67.8	$(151.7)	$71.0
Comprehensive income	$56.4	$68.9	$51.1	$(120.0)	$56.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	27 Weeks Ended July 2, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,307.9	$(1.6)	$1,306.3
Other revenue	—	56.8	6.5	(63.3)	—
Cost of products sold	—	6.5	492.9	(64.9)	434.5
Gross margin	—	50.3	821.5	—	871.8
Delivery, sales and administrative expense	7.1	31.6	644.9	—	683.6
Re-engineering and impairment charges	—	—	2.5	—	2.5
Gains on disposal of assets, including insurance recoveries	—	—	0.7	—	0.7
Operating (loss) income	(7.1)	18.7	174.8	—	186.4
Interest income	0.9	17.5	5.8	(22.5)	1.7
Interest expense	32.8	6.9	15.9	(22.5)	33.1
Income from equity investments in subsidiaries	146.0	131.8	—	(277.8)	—
Other income	—	—	0.1	—	0.1
Income before income taxes	107.0	161.1	164.8	(277.8)	155.1
(Benefit) provision for income taxes	(13.9)	18.1	30.0	—	34.2
Net income	$120.9	$143.0	$134.8	$(277.8)	$120.9
Comprehensive income	$180.7	$187.3	$164.9	$(352.2)	$180.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 30, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$22.7	$(22.6)	$97.1	$(46.5)	$50.7
Investing Activities:
Capital expenditures	—	(3.3)	(30.4)	—	(33.7)
Proceeds from disposal of property, plant and equipment	—	—	8.8	—	8.8
Net cash used in investing activities	—	(3.3)	(21.6)	—	(24.9)
Financing Activities:
Dividend payments to shareholders	(37.5)	—	—	—	(37.5)
Dividend payments to parent	—	—	(36.8)	36.8	—
Proceeds from exercise of stock options	7.4	—	—	—	7.4
Repurchase of common stock	(79.0)	—	—	—	(79.0)
Repayment of long-term debt and capital lease obligations	—	—	(1.3)	—	(1.3)
Net change in short-term debt	54.0	—	(13.6)	—	40.4
Excess tax benefits from share-based payment arrangements	8.5	—	—	—	8.5
Net intercompany notes payable (receivable)	23.9	24.7	(58.3)	9.7	—
Net cash (used in) provided by financing activities	(22.7)	24.7	(110.0)	46.5	(61.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.5)	—	(4.5)
Net change in cash and cash equivalents	—	(1.2)	(39.0)	—	(40.2)
Cash and cash equivalents at beginning of year	—	1.9	136.3	—	138.2
Cash and cash equivalents at end of period	$—	$0.7	$97.3	$—	$98.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	27 Weeks Ended July 2, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(118.1)	$87.0	$98.5	$(17.8)	$49.6
Investing Activities:
Capital expenditures	—	(3.2)	(22.5)	—	(25.7)
Proceeds from disposal of property, plant and equipment	—	—	2.6	—	2.6
Net cash used in investing activities	—	(3.2)	(19.9)	—	(23.1)
Financing Activities:
Dividend payments to shareholders	(37.6)	—	—	—	(37.6)
Dividend payments to parent	—	—	(12.0)	12.0	—
Net proceeds from issuance of senior notes	393.3	—	—	—	393.3
Proceeds from exercise of stock options	13.9	—	—	—	13.9
Repurchase of common stock	(130.8)	—	—	—	(130.8)
Repayment of long-term debt and capital lease obligations	(405.0)	—	(1.4)	—	(406.4)
Net change in short-term debt	—	—	0.1	—	0.1
Debt issuance costs	(2.9)	—	—	—	(2.9)
Excess tax benefits from share-based payment arrangements	7.6	—	—	—	7.6
Net intercompany notes payable (receivable)	259.6	(131.5)	(133.9)	5.8	—
Net cash provided by (used in) financing activities	98.1	(131.5)	(147.2)	17.8	(162.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.7	—	3.7
Net change in cash and cash equivalents	(20.0)	(47.7)	(64.9)	—	(132.6)
Cash and cash equivalents at beginning of year	20.0	52.2	176.5	—	248.7
Cash and cash equivalents at end of period	$—	$4.5	$111.6	$—	$116.1

Note 18:	New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued amendments to existing guidance regarding goodwill impairment testing. The amendments permit an entity to first make an assessment using qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this guidance as of the beginning of fiscal year 2012, and does not believe the amendments will have a significant impact on its Consolidated Financial Statements.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In July 2012, the FASB issued amendments to existing guidance regarding indefinite-lived intangible asset impairment testing. The amendments permit an entity to first make an assessment using qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company will adopt this guidance for its annual impairment testing that will be completed during the third quarter 2012. The Company does not believe the amendment will have a significant impact on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 26 weeks ended June 30, 2012 compared with the 13 and 27 weeks ended July 2, 2011 and changes in financial condition during the 26 weeks ended June 30, 2012. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2012 fiscal year will contain 52 weeks as compared with 53 weeks for fiscal 2011.
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
Overview

	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	June 30, 2012	July 2, 2011
Net sales	$638.9	$669.9	(5)%		5%	$(63.7)
Gross margin as percent of sales	67.6%	67.2%	0.4	pp	na	na
DS&A as percent of sales	51.4%	51.4%	—	pp	na	na
Impairment of goodwill and intangible assets	$76.9	$—	—		—	$—
Operating income	$33.2	$105.7	(69)%		(63)%	$(14.9)
Net income	12.7	65.1	(81)		(76)	(11.5)
Net income per diluted share	0.22	1.03	(79)		(74)	(0.18)

	26 weeks ended	27 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	June 30, 2012	July 2, 2011
Net sales	$1,278.4	$1,306.3	(2)%		4%	$(81.8)
Gross margin as percent of sales	67.2%	66.7%	0.5	pp	na	na
DS&A as percent of sales	52.3%	52.3%	—	pp	na	na
Impairment of goodwill and intangible assets	$76.9	$—	—		—	$—
Operating income	$119.3	$186.4	(36)%		(28)%	$(19.7)
Net income	71.0	120.9	(41)		(33)	(15.0)
Net income per diluted share	1.25	1.91	(35)		(25)	(0.24)
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 5 percent in the second quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 5 percent. The Company defines its established markets as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with a 14 percent increase in sales in local currency. The Company's units that operate in established economy markets, as a group, had a 6 percent decline in sales in local currency compared with 2011.
Among the emerging market units, the main increases were in Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. These increases were partially offset by decreases in Fuller Mexico and Tupperware South Africa. Among the established market businesses, there were decreases at BeautiControl, Tupperware France, Tupperware Japan, Nutrimetics Australia and Tupperware United States and Canada, which were partially offset by a strong increase in Germany. Operating income and net income decreased in the second quarter of 2012. The decrease in operating and net income reflected $76.9 million of pretax impairment of goodwill and intangible assets of BeautiControl, NaturCare and Nutrimetics, as well as decreases in the Europe and Beauty North America segments. These were partially offset by improvements in the Company's Asia Pacific, South America and Tupperware North America segments, as well as the benefit of not having the $18.9 million impairment charge associated with interest rate swaps recorded in the second quarter of last year.
Reported sales for the year-to-date period decreased 2 percent compared with the same period of 2011. Excluding the impact of foreign currency exchange rates, sales increased 4 percent. The units and factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the second quarter comparisons. The year-to-date local currency sales comparison, under the Company's fiscal calendar, was negatively impacted by an estimated 2 to 3 percentage points from one less week in the first quarter of the current year.
The Company's net working capital position increased by $32.2 million compared with the end of 2011. This included local currency increases in accounts receivable and inventory and a decrease in accounts payable, partially offset by a $14 million decrease from changes in foreign exchange rates. The change in the net of cash and cash equivalents and short-term borrowings and current portion of long term debt reduced net working capital during the quarter by $72 million and, together with cash flow from operating activities, funded the cash outflow in the first six months of the year for investing activities, dividends and share repurchases. Net cash provided by operating activities of $50.7 million in the first half of 2012 was about even with the $49.6 million generated in the first half of 2011, as net income without non-cash charges for goodwill and intangible assets and gains on disposal of assets in 2012 was about even with 2011 net income without the non-cash interest rate swap impairments.

Net Sales
Reported sales decreased 5 percent in the second quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 5 percent. The improvement in local currency sales was mainly in the Company's emerging markets, which accounted for 61 percent and 58 percent of the Company's reported sales for the second quarters of 2012 and 2011, respectively. Total sales for the emerging markets increased $5.4 million, or 1 percent, which included a negative $43.8 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency, sales grew 14 percent in these markets.
The strong increase in local currency sales in the Company's emerging markets in the second quarter of 2012 was primarily in Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. This primarily reflected increases in total and active sales forces in most of these markets. The increase in Venezuela primarily reflects higher prices associated with high inflation. The sales growth in these markets was partially offset by decreases in Fuller Mexico and Tupperware South Africa due to smaller and less active sales forces. In South Africa, this continued to reflect the impact on the sales force and activity of counterfeit and knock-off product activity in that market.
Total sales for the established markets decreased $36.3 million, or 13 percent, in the second quarter of 2012, which included a negative $19.9 million impact from changes in foreign currency exchange rates. Among these units, there were local currency decreases in BeautiControl, Tupperware France, Tupperware Japan, Nutrimetics Australia and Tupperware United States and Canada, primarily due to smaller, less active and less productive sales forces, though Tupperware France had a small sales force size advantage at the end of June 2012, compared with June 2011, while Tupperware United States and Canada increased the productivity of its sales force. These decreases were partially offset by an increase in Germany, reflecting a larger, more active and productive sales force.
On a year-to-date basis, emerging markets accounted for 60 percent and 58 percent of total Company sales for 2012 and 2011, respectively. Total sales on a reported basis in the emerging markets increased $18.5 million, or 2 percent. This reflected a negative impact of changes in foreign currency exchange rates of $59.1 million. Excluding the impact of foreign currency, sales increased in these markets by 11 percent. The year-to-date sales comparison, under the Company's fiscal calendar, was also negatively impacted by an estimated 2 to 3 percentage points from one less week in the first quarter of the current year. Total sales for the established markets decreased $46.4 million, or 8 percent, for the year-to-date period of 2012, compared with the same period of 2011, which included a negative $22.7 million impact from foreign currency exchange rate changes. The sources of the year-to-date fluctuations largely followed those of the quarter.
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
The Company recorded $1.1 million in re-engineering and impairment charges during each of the second quarters of 2012 and 2011 and $2.0 million and $2.5 million for the year-to-date periods. In both years, these charges were primarily related to severance incurred for head count reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, also included the relocation of the Company's office in Poland.
For the remainder of 2012, the Company expects to incur approximately $8 million of such costs, mainly related to headcount reductions.

The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. The Company conducts an annual impairment test of goodwill and intangible assets in the third quarter of each year, other than for BeautiControl where the annual impairment test is performed in the second quarter, and in other quarters in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred. Impairment assessments are completed by estimating the fair value of the reporting units and intangible assets and comparing these estimates with their carrying values.
During the second quarter, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million related to the goodwill in the BeautiControl United States and Canada business as a result of the rates of growth of sales, profit and cash flow and expectations for future performance which were below the Company's projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their normal trend line and it became apparent that they would fall significantly short of expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to the decline in the rates of growth of sales, profits and cash flows in the Japanese market led interim impairment testing in both these businesses as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profits forecasts for these units as well as macroeconomic factors which increased the discount rates used in the valuations. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of current operating trends and expected future results as well as the macroeconomic factors which increased the discount rates used in the valuations.
Gross Margin
Gross margin as a percentage of sales was 67.6 percent and 67.2 percent in the second quarters of 2012 and 2011, respectively. The increase of 0.4 percentage points reflected favorable product mix and pricing (0.5 pp), lower resin costs (0.1 pp), improved sales mix from a higher sales volume in certain markets with higher than average margins (0.2 pp), partially offset by higher product costs due to lower volume in certain markets (0.2 pp) and higher inventory obsolescence (0.2 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.2 percent in 2012 compared with 66.7 percent for the same period of 2011. The 0.5 percentage point increase resulted primarily from the favorable product mix as well as higher sales volume in certain markets with higher than average margins.
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense (DS&A). As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A was the same, as a percentage of sales, at 51.4 percent for the second quarter of both 2012 and 2011. For the year-to-date periods, DS&A as a percentage of sales was also the same in both years at 52.3 percent.
Specific segment impacts are discussed in the segment results section.
Net Interest Expense
Net interest expense was $8.1 million for the second quarter of 2012, compared with $24.8 million in 2011. For the year-to-date periods, net interest expense was $17.2 million for 2012, compared with $31.4 million in 2011. Excluding the impact of the non-cash interest rate swap impairment charge recorded in the second quarter of 2011 for $18.9 million and the write-off of deferred debt issuance costs of $0.9 million, interest expense increased for each of the year over year comparisons, reflecting higher borrowing levels and higher interest rates as a portion of the 2012 borrowings under the Company's revolving credit agreement were denominated in euro.
For a discussion of forward points, which are considered to be a component of interest expense, refer to Note 10 to the Consolidated Financial Statements.

Tax Rate
The effective tax rate for the second quarter of 2012 was 48.6 percent, compared with 19.8 percent for the comparable 2011 period. The increase was due to intangible impairment charges recorded in the second quarter of 2012, for which limited tax benefits were available as compared with tax benefits derived from refinancing costs incurred during the comparable period in 2011. The effective tax rate for the year-to-date period ended June 30, 2012 was 30.4 percent, compared with 22.1 percent for the comparable 2011 period, with the change also primarily related to the amount of tax benefit associated with the impairment charges and the tax benefits from refinancing costs.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the second quarter of 2012 decreased 81 percent compared with 2011, mainly related to the impairment of the goodwill and intangible assets related to Beauticontrol, NaturCare and Nutrimetics, partially offset by the benefit of not having the $18.9 million impairment charge associated with interest rate swaps recorded in the second quarter of last year as well as the gain on the sale of an old manufacturing facility in Belgium for $7.5 million. In addition, net income was negatively impacted by changes in foreign currency exchange rates by 5 percent. The local currency net income comparison benefited from strong sales growth in the Asia Pacific and South America segments, along with a higher return on sales in the Asia Pacific and Tupperware North America segments, that reflected improved value chains through leveraging of fixed costs in Asia Pacific and improved gross margin from a favorable sales mix and operating cost containment by Tupperware United States and Canada. Partially offsetting these factors were profit declines in Beauty North America and Europe, reflecting lower sales and lower gross margins, respectively.
Net income for the year-to-date period of 2012 decreased 41 percent compared with the same period of 2011, including a negative foreign currency impact. Excluding the impact from foreign currencies, net income decreased 33 percent. The factors impacting the year-to-date net income comparison were similar to those impacting the second quarter comparison.
International operations generated 90 and 89 percent of sales, respectively, in both the second quarter and the first half of 2012 and 2011. They accounted for 97 percent of net segment profit in both years in the second quarter and 98 and 99 percent, respectively, of net segment profit in the first half of 2012 and 2011.
The sale of beauty products generated 23 percent of sales for both the second quarter and year-to-date periods of 2012, compared with 26 percent of sales for both the second quarter and year-to-date periods of 2011.
Segment Results
Europe

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net sales	$194.2	$223.5	(13)%		—%	$(29.4)	30	33
Segment profit	32.1	42.2	(24)		(12)	(5.9)	27	36

Segment profit as percent of sales	16.5%	18.9%	(2.4)	pp	na	na	na	na

dollars in millions	26 weeks ended	27 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net Sales	$412.4	$454.8	(9)%		(1)%	$(39.5)	32	35
Segment profit	68.2	81.9	(17)		(8)	(7.9)	31	38

Segment profit as percent of sales	16.5%	18.0%	(1.5)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 13 percent compared with the second quarter of 2011. Excluding the impact of foreign currency exchange rates, sales in the second quarter were even with 2011. On a local currency basis, the established market units' sales did not change, reflecting strong growth in Germany, due to a slightly larger and more productive sales force, as well as smaller contributions in the Netherlands and Scandinavian units. These increases were offset primarily by a decrease in Tupperware France due to a less active and productive sales force in part due to the social and political environment in that market during the period. The emerging market units' sales were also even with 2011 in local currency in the quarter. This primarily reflected significant growth in Turkey due to a higher activity rate by the sales force that was offset by a decrease by Tupperware South Africa, reflecting a smaller and less active sales force mainly due to the impact of the counterfeit and knocked off product issue in the market.
Segment profit decreased $10.1 million, or 24 percent during the second quarter of 2012, and excluding the impact of foreign currency, was 12 percent lower. The decrease primarily reflected the decline in sales, lower gross margin due to low production volume and increased discounting in Tupperware South Africa, as well as overall increased operating expenses. These impacts were partially offset by increased profit from higher sales in Germany and Turkey, as well as increases in Russia due to lower operating costs.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for the impact of the extra week in the 2011 year-to-date period.
The euro and South African rand were the main currencies that impacted the comparison for the quarter.
Asia Pacific

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net sales	$186.2	$175.5	6%		12%	$(8.9)	29	26
Segment profit	40.8	33.3	22		32	(2.6)	35	28

Segment profit as percent of sales	21.9%	19.0%	2.9	pp	na	na	na	na

dollars in millions	26 weeks ended	27 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net Sales	$364.0	$335.6	8%		11%	$(7.9)	28	26
Segment profit	74.7	61.4	22		28	(3.1)	35	29

Segment profit as percent of sales	20.5%	18.3%	2.2	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales increased 6 percent compared with the second quarter of 2011. Excluding the impact of foreign currency exchange rates, sales increased 12 percent. Emerging markets accounted for $140.1 million and $120.2 million, or 75 and 68 percent, of the reported sales in the segment in the second quarters of 2012 and 2011, respectively. Versus 2011, the emerging market sales were negatively impacted by $7.2 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 24 percent in these markets. The most significant contributions to the overall increase were in China, India, Indonesia and Malaysia/Singapore, as a result of leveraging larger, more active sales forces. This reflected the impact of brand building activities and successful promotional activities with strong recruiting and retention in India and Indonesia. China ended the quarter with about 3,600 outlets, which was 12 percent more than at the end of the second quarter of 2011.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets. Tupperware Japan and Nutrimetics Australia showed substantial decreases in sales for the second quarter due to smaller, less active sales forces. In addition, consumer spending continues to impact the average order sizes in these markets, and in Japan, there was very heavy promotional support in the second quarter of 2011. Tupperware Australia was down slightly during the period after having been down more significantly in recent quarters.
Total segment profit increased significantly in the second quarter of 2012. Excluding the impact of changes in foreign currency rates, segment profit increased 32 percent. The increase was mainly from the improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending, as well as an improved gross margin in Indonesia from fewer imports and better mix, and improved value chains in Tupperware Japan and Tupperware Australia that led to higher profit, despite lower sales. These were offset by a decrease in profit at Nutrimetics Australia, reflecting the lower sales volume.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for the impact of the extra week in the 2011 year-to-date period.
The Australian dollar, Indonesian rupiah, and Indian rupee were the main currencies that led to the foreign currency impact on the second quarter sales and profit comparisons with 2011.
Tupperware North America

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net sales	$89.8	$97.4	(8)%		(2)%	$(5.7)	14	15
Segment profit	17.9	16.8	6		17	(1.6)	15	14

Segment profit as percent of sales	19.9%	17.2%	2.7	pp	na	na	na	na

dollars in millions	26 weeks ended	27 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net Sales	$174.4	$184.8	(6)%		(1)%	$(8.0)	14	14
Segment profit	31.2	29.0	7		16	(2.2)	14	13

Segment profit as percent of sales	17.9%	15.7%	2.2	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 8 percent in the second quarter of 2012. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent. The decrease in sales was primarily due to a smaller and less active sales force in the Tupperware United States and Canada business from a decrease in promotional spending and increase in standards for promotional awards. This sales decrease was partially offset by an increase at Tupperware Mexico, reflecting a larger and more active sales force.
Notwithstanding the decrease in sales in the segment, profit increased $1.1 million in the second quarter. The higher profit came from Tupperware Mexico, reflecting higher sales with an improved gross margin. Tupperware United States and Canada also increased profit through improved gross margin from a better mix, more efficient promotional spending and the containment of operating expenses in the supply chain.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for the impact of the extra week in the 2011 year-to-date period.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net sales	$85.8	$103.6	(17)%		(8)%	$(10.8)	14	16
Segment profit	10.1	14.4	(29)		(15)	(2.3)	9	12

Segment profit as percent of sales	11.8%	13.9%	(2.1)	pp	na	na	na	na

dollars in millions	26 weeks ended	27 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net Sales	$173.2	$203.6	(15)%		(8)%	$(15.1)	14	15
Segment profit	17.0	22.6	(24)		(12)	(3.0)	8	11

Segment profit as percent of sales	9.8%	11.1%	(1.3)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment decreased 17 percent in the second quarter of 2012, and excluding the impact of changes in foreign currency exchange rates decreased 8 percent. Local currency sales by Fuller Mexico decreased due to a less active sales force reflecting sales force recruiting and pricing pressures in the competitive environment. BeautiControl also had decreased sales, reflecting lower activity and productivity by the sales force in light of more promotional activity in the second quarter of 2011.
Segment profit was $4.3 million lower in the second quarter of 2012 on a reported basis, and excluding the negative impact of a weaker Mexican peso, decreased 15 percent. Local currency profit was higher than would be expected given the sales decrease, reflecting an improved gross margin and more efficient promotional spending by BeautiControl.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for the impact of the extra week in the 2011 year-to-date period.
The Mexican peso was the main currency that impacted the year-over-year comparisons.
South America

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net sales	$82.9	$69.9	19%		36%	$(8.9)	13	10
Segment profit	16.6	12.2	36		60	(1.9)	14	10

Segment profit as percent of sales	20.0%	17.5%	2.5	pp	na	na	na	na

dollars in millions	26 weeks ended	27 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 30, 2012	July 2, 2011					2012	2011
Net Sales	$154.4	$127.5	21%		33%	$(11.3)	12	10
Segment profit	26.6	20.4	30		46	(2.2)	12	9

Segment profit as percent of sales	17.2%	16.0%	1.2	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment increased 19 percent in the second quarter of 2012, and excluding the impact of foreign currency exchange rates on the comparison, increased 36 percent. The increase was mainly in Brazil and Venezuela. In Brazil, this primarily reflected continued strength in recruiting and sales force activation, while in Venezuela, the increase was due primarily to higher prices in light of consumer inflation. For the whole segment, the Company estimates that about 40 percent of the local currency sales increase was a result of higher pricing/mix.
Segment profit increased in the second quarter of 2012, primarily due to the contribution margin from the significantly higher sales volume as well as an improved gross margin from higher pricing and an improved mix.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for some investment of gross margin and promotional spending in Brazil in the first quarter of 2012 that impacted the return on sales as well as the impact of the extra week in the 2011 year-to-date period.
Effective in the third quarter of 2012, the Company will change its process for the registration of certain of its independent sales force members under the new requirements of the social security system in Brazil. While there will be a modest financial impact to the Company, the ultimate reaction of the sales force is not yet known.

The Brazilian real was the main currency that impacted the year-over-year comparisons.
The Company uses the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S dollar. There were no changes to this rate in the second quarter of 2012. Venezuela continues to be deemed hyper-inflationary. As a result, any gains or losses from translation of the financial statements would be recorded in earnings. As of the end of the second quarter of 2012, the Company had about $16 million in net monetary assets denominated in Venezuelan bolivars, including $23 million in cash and cash equivalents, which would be directly impacted by any change in the exchange rate. To illustrate the sensitivity to potential future changes in the exchange rate, if the exchange rate in Venezuela were to further devalue to a rate of 9.4 bolivars to U.S. dollar, the Company estimates the negative impact on the remainder of its 2012 pretax earnings would be $13 million, which includes a $6 million impact related to the $16 million bolivar net asset position.
Financial Condition
Liquidity and Capital Resources Net working capital increased by $32.2 million in the second quarter, which included a $14 million decrease from changes in foreign currency exchange rates and, most significantly, an increase in accounts receivable due to level and timing of sales around the end of each period, an increase in inventory, reflecting expectations for future sales and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end. The change in the net of cash and cash equivalents and short-term borrowings and current portion of long term debt reduced net working capital during the quarter by $72 million and, together with cash flow from operating activities, funded the cash outflow in the first six months of the year for investing activities, dividends and share repurchases.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of June 30, 2012, the Credit Agreement dictated a spread of 175 basis points, which gave the Company an interest rate of 2.35 percent on $225.3 million of borrowings under the Credit Agreement with $171.3 million denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.

The Credit Agreement contains customary covenants including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 30, 2012, and currently, the Company had considerable leeway under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its 2012 second quarter end cash and cash equivalents balance of $98.0 million, cash flows from operating activities, and access to its $450 million Credit Agreement. As of June 30, 2012, the Company had $221.5 million available under its Credit Agreement and $103.5 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility although the current issues arising out of the sovereign debt crisis in Europe may limit the ability of certain banks to fulfill their commitments under the Company's lines of credit in the future.
Cash and cash equivalents (“cash”) totaled $98.0 million as of June 30, 2012. Of this amount, $96 million was held by foreign subsidiaries. About a third of this cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest the earnings of these foreign operations, as it does not anticipate needing them in the United States. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
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
Operating Activities Net cash provided by operating activities of $50.7 million in the year-to-date period of 2012 was about even with cash flow of $49.6 million for the comparable period of 2011, as net income without non-cash charges for goodwill and intangible assets and gains on disposal of assets in 2012 was about even with 2011 net income without the non-cash interest rate swap impairments.
Investing Activities During the year-to-date periods of 2012 and 2011, the Company spent $33.7 million and $25.7 million, respectively, for capital expenditures. In 2012, capital expenditures mainly related to molds, the purchase of a new office in Venezuela for $5.5 million to support expanding operations and as a natural hedge against possible currency devaluation, new vehicles for the sales force in South Africa as well as the expansion of warehouse space in Indonesia. In 2011, expenditures mainly related to molds for new products, primarily in Europe, expansion of warehouse space in South Africa and increased production capacity in Brazil.
Financing Activities Dividends paid to shareholders were $37.5 million and $37.6 million in the year-to-date periods of 2012 and 2011, respectively. The amounts were about the same as a reduction in the number of shares outstanding resulting from the Company's share repurchase program offset an increase in quarterly dividend per share compared with 2011. Proceeds received from the exercise of stock options were $7.4 million and $13.9 million for the year-to-date periods of 2012 and 2011, respectively. The Company also had a net inflow of $40.4 million from borrowings under its Credit Agreement.
Through open market repurchase, and under its stock incentive programs, the Company repurchased in the year-to-date periods of 2012 and 2011, 1.3 million and 2.3 million shares for a total of $79.0 million and $142.0 million, respectively. Open market repurchases are being made under an authorization that runs until February 1, 2015 and allows up to $1.2 billion to be spent. Under this program, the Company repurchased 1.2 million and 2.3 million shares for $74.9 million and $140.4 million in the year-to-date periods of 2012 and 2011, respectively, and program to date through the end of June 2012, had spent $702.7 million to repurchase 13.5 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.5 times (as defined in the Company's Credit Agreement). For the four quarters ended June 2012, this ratio was slightly below the targeted 1.5 times. The Company expects to spend $25 million to $50 million on open market share repurchases in the third quarter of 2012 and $75 million to $100 million worth of shares in the fourth quarter.

Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2012 and 2011, 64,927 and 30,108 shares were retained to fund withholding taxes, totaling $4.1 million and $1.6 million, respectively.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of June 30, 2012, the Credit Agreement dictated a spread of 175 basis points, which gave the Company an interest rate of 2.35 percent on borrowings under the Credit Agreement. Of the Company's short-term borrowings as of June 30, 2012, $54.0 million was denominated in U.S. dollars and $171.3 million in euros. If short-term interest rates varied by 10 percent with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
At the time it terminated its previous credit facility in 2011, the Company managed a portion of its interest rate risk through the use of four interest rate swaps. As a result of the termination, the four swaps, which will expire in the third quarter of 2012, became ineffective. The exposure to changes in the fair value of these swaps is not expected to materially impact the results of the Company, but the Company does expect to pay $3.6 million under these swap agreements in the third quarter of 2012.
A significant portion of the Company's sales and profits come from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant exposures are to the euro and Mexican peso.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending June 30, 2012 and July 2, 2011, the cash flow impact of these currency hedges was an inflow of $0.8 million and $3.2 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of June 30, 2012 were to buy euro $49.1 million; Malaysian ringit $12.1 million and U.S. dollars $30.9 million and to sell Japanese yen $27.4 million and Swiss Francs $21.3 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 30, 2012, the Company was in a net payable position of approximately $1.0 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2012 cost of sales will include $155 to $160 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $16 million compared with the prior year. For the second quarter of 2012, the Company estimates its cost of sales of the Tupperware® products it produced was positively impacted by about $1 million on a local currency basis, due to resin cost changes as compared with 2011. For the full year of 2012, the Company estimates its cost of sales of the Tupperware ® products it produces will be positively impacted by about $1 million, on a local currency basis, due to resin cost changes as compared with 2011. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters. This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company's land sale program has been negatively impacted by the drivers and ramifications of the credit crisis and real estate market conditions in the United States, which have delayed the completion of this program.

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

•
issues arising out of the sovereign debt crisis in Europe, resulting in potential economic and operational challenges for the Company's European supply chain, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls and translation risks due to potential impairments of investments in affected markets and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments;

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

The Company does not intend to update forward-looking information other than in its quarterly earnings releases unless it expects diluted earnings per share for the current quarter, excluding items impacting comparability and the impact of changes in foreign exchange rates, to be significantly below its previous guidance.
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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
4/1/12 - 5/5/12	281,112	$61.62	281,112	$504,965,539
5/6/12 - 6/2/12	131,600	58.11	131,600	497,317,934
6/3/12 - 6/30/12	—	—	—	497,317,934
	412,712	$60.50	412,712	$497,317,934
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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida
August 7, 2012