Form 10-Q
period 2012-09-29
TUPPERWARE BRANDS CORP
filed 2012-11-06
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 29, 2012
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
As of November 1, 2012, 55,292,875 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income 13 weeks ended September 29, 2012 and October 1, 2011, 39 weeks ended September 29, 2012 and 40 weeks ended October 1, 2011	3

	Consolidated Statements of Comprehensive Income 13 weeks ended September 29, 2012 and October 1, 2011, 39 weeks ended September 29, 2012 and 40 weeks ended October 1, 2011	4

	Consolidated Balance Sheets September 29, 2012 and December 31, 2011	5

	Consolidated Statements of Cash Flows 39 weeks ended September 29, 2012 and 40 weeks ended October 1, 2011	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

Signatures		48

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended	13 weeks ended	39 weeks ended	40 weeks ended
(Dollars in millions, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$594.4	$602.6	$1,872.8	$1,908.9
Cost of products sold	199.5	201.7	619.3	636.2
Gross margin	394.9	400.9	1,253.5	1,272.7

Delivery, sales and administrative expense	318.0	328.7	986.1	1,012.3
Re-engineering and impairment charges	2.0	2.2	4.0	4.7
Impairment of goodwill and intangible assets	—	36.1	76.9	36.1
Gains on disposal of assets, including insurance recoveries	0.3	—	8.0	0.7
Operating income	75.2	33.9	194.5	220.3

Interest income	0.6	0.8	1.9	2.5
Interest expense	8.5	8.0	27.0	41.1
Other expense	—	0.7	0.1	0.6
Income before income taxes	67.3	26.0	169.3	181.1

Provision for income taxes	19.8	15.5	50.8	49.7
Net income	$47.5	$10.5	$118.5	$131.4

Earnings per share:
Basic	$0.86	$0.18	$2.14	$2.15
Diluted	0.85	0.17	2.09	2.10

Weighted-average shares outstanding:
Basic	55.2	59.1	55.5	61.1
Diluted	56.2	60.5	56.6	62.5

Dividends declared per common share	$0.36	$0.30	$1.08	$0.90

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended	13 weeks ended	39 weeks ended	40 weeks ended
(Dollars in millions, except per share amounts)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$47.5	$10.5	$118.5	$131.4
Foreign currency translation adjustments	37.6	(78.1)	19.6	(32.5)
Deferred (loss) gain on cash flow hedges, net of tax (benefit) provision of ($0.4) for the third quarter of 2012 and ($0.1) and $8.1 million for the year-to-date periods of 2012 and 2011, respectively.	(1.8)	2.6	(0.5)	16.5
Pension and other post-retirement costs, net of tax provision of $0.2 and $0.4 million for the third quarters of 2012 and 2011, respectively, and $0.4 and $1.2 million for the year-to-date periods, respectively.	0.2	1.6	2.3	1.9
Comprehensive income (loss)	$83.5	$(63.4)	$139.9	$117.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	September 29, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$113.8	$138.2
Accounts receivable, less allowances of $31.0 million in 2012 and $26.8 million in 2011	188.1	163.7
Inventories	340.5	302.5
Deferred income tax benefits, net	95.5	94.2
Non-trade amounts receivable, net	38.9	47.5
Prepaid expenses and other current assets	32.9	23.3
Total current assets	809.7	769.4
Deferred income tax benefits, net	326.0	339.2
Property, plant and equipment, net	287.7	273.1
Long-term receivables, less allowances of $23.6 million in 2012 and $23.3 million in 2011	23.7	23.2
Trademarks and tradenames	139.6	157.1
Other intangible assets, net	5.5	7.2
Goodwill	195.5	241.4
Other assets, net	35.5	33.6
Total assets	$1,823.2	$1,844.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$115.3	$157.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	241.3	195.7
Accrued liabilities	322.0	320.5
Total current liabilities	678.6	673.4
Long-term debt and capital lease obligations	414.5	415.2
Other liabilities	221.4	254.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	144.9	126.8
Retained earnings	1,122.6	1,091.7
Treasury stock 8,168,965 and 7,099,345 shares in 2012 and 2011, respectively, at cost	(485.3)	(422.8)
Accumulated other comprehensive loss	(274.1)	(295.5)
Total shareholders' equity	508.7	500.8
Total liabilities and shareholders' equity	$1,823.2	$1,844.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended	40 weeks ended
(In millions)	September 29, 2012	October 1, 2011
Operating Activities:
Net income	$118.5	$131.4
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	36.5	38.3
Equity compensation	11.3	10.2
Amortization of deferred debt costs	0.7	1.3
Interest rate swap impairment	—	18.9
Net (gain) loss on disposal of assets, including insurance recoveries	(8.0)	1.1
Provision for bad debts	8.4	8.9
Write-down of inventories	11.1	10.8
Non-cash impact of re-engineering and impairment costs	76.9	36.1
Net change in deferred income taxes	(3.1)	(13.5)
Excess tax benefits from share-based payment arrangements	(11.9)	(8.1)
Changes in assets and liabilities:
Accounts and notes receivable	(33.3)	(17.3)
Inventories	(47.1)	(68.2)
Non-trade amounts receivable	1.1	(4.8)
Prepaid expenses	(8.8)	(8.3)
Other assets	(4.2)	(2.9)
Accounts payable and accrued liabilities	(18.9)	(14.0)
Income taxes payable	(20.1)	(16.4)
Other liabilities	0.3	(6.5)
Proceeds from insurance recoveries, net of costs	0.2	—
Net cash impact from hedging activity	1.9	(4.2)
Other	—	(0.1)
Net cash provided by operating activities	111.5	92.7
Investing Activities:
Capital expenditures	(51.0)	(49.3)
Proceeds from disposal of property, plant and equipment	9.8	3.2
Net cash used in investing activities	(41.2)	(46.1)
Financing Activities:
Dividend payments to shareholders	(57.5)	(56.1)
Net proceeds from issuance of senior notes(1)	—	393.3
Proceeds from exercise of stock options	9.7	15.2
Repurchase of common stock	(104.3)	(337.8)
Repayment of long-term debt and capital lease obligations	(1.8)	(406.9)
Net change in short-term debt	47.4	213.7
Debt issuance costs	—	(3.0)
Excess tax benefits from share-based payment arrangements	11.9	8.1
Net cash used in financing activities	(94.6)	(173.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(11.6)
Net change in cash and cash equivalents	(24.4)	(138.5)
Cash and cash equivalents at beginning of year	138.2	248.7
Cash and cash equivalents at end of period	$113.8	$110.2
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
The Company's fiscal year ends on the last Saturday of December and, as a result, the 2012 fiscal year will contain 52 weeks, as compared with 53 weeks for fiscal 2011. The year-to-date period ending September 29, 2012 contained 39 weeks, as compared with the year-to-date period ending October 1, 2011 that contained 40 weeks.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, selling and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the third quarters of 2012 and 2011 were $35.1 million and $36.3 million, respectively, and were $109.8 million and $113.7 million for the year-to-date periods ended September 29, 2012 and October 1, 2011, respectively.

Note 3:	Promotional Accruals
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $100.0 million and $106.9 million for the third quarters of 2012 and 2011, respectively, and $319.5 million and $331.8 million for the year-to-date periods ended September 29, 2012 and October 1, 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

	September 29, 2012	December 31, 2011
	(in millions)
Finished goods	$272.8	$241.0
Work in process	25.3	22.0
Raw materials and supplies	42.4	39.5
Total inventories	$340.5	$302.5

Note 5:	Net Income Per Common Share
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
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended	13 weeks ended	39 weeks ended	40 weeks ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income	$47.5	$10.5	$118.5	$131.4
Weighted-average shares of common stock outstanding	55.2	59.1	55.5	61.1
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.0	1.4	1.1	1.4
Weighted-average common and common equivalent shares outstanding	56.2	60.5	56.6	62.5
Basic earnings per share	$0.86	$0.18	$2.14	$2.15
Diluted earnings per share	$0.85	$0.17	$2.09	$2.10
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.4	0.1	0.3	0.2

Note 6:	Re-engineering Costs
The Company recorded $2.0 million and $2.2 million in re-engineering and impairment charges during the third quarters of 2012 and 2011, respectively, and $4.0 million and $4.7 million for the respective year-to-date periods. In both years, these charges were primarily related to severance incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, the decision to cease operating its Nutrimetics businesses in Greece and the United Kingdom, as well as the relocation of the Company's office in Poland. In 2011, re-engineering charges also included costs in connection with ceasing operations in the Nutrimetics business in Malaysia.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of September 29, 2012 and December 31, 2011 were as follows (in millions):

	September 29, 2012	December 31, 2011
Beginning of the year balance	$3.0	$2.4
Provision	4.0	7.9
Cash expenditures:
Severance	(2.7)	(5.7)
Other	(1.3)	(1.1)
Non-cash asset impairments	—	(0.5)
End of period balance	$3.0	$3.0

The accrual balance as of September 29, 2012, relates primarily to severance payments to be made by the end of the second quarter of 2013. In connection with the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom in 2012 and Nutrimetics Malaysia in 2011, the Company recorded charges of $0.5 million and $1.7 million, respectively, to cost of sales for inventory obsolescence.

Also in connection with liquidation of the Nutrimetics business in the United Kingdom, the Company expects to incur a $16 million non-cash charge in the fourth quarter of 2012 related to the reclassification of currency translation adjustments from accumulated other comprehensive income into operating income.

Note 7:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. Certain tradenames are allocated between multiple reporting units.
The Company does not amortize its goodwill or tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired.
The annual process for goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step one fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, a first step is performed, which involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure for any goodwill impairment loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The impairment test for the Company's tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The Company has early adopted Accounting Standards Update 2012-02, "Testing Indefinite-Lived Intangibles for Impairment" ("the ASU") in connection with the performance of its annual impairment testing of its tradenames. Under the ASU, entities are provided the option of first performing a qualitative assessment on some or all of their indefinite-lived intangible assets to determine whether further quantitative impairment testing is necessary based on whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired.
During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million related to the goodwill in the BeautiControl United States and Canada business as a result of the rates of growth of sales, profit and cash flow and expectations for future performance that were below the Company's previous projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their previous trend line and it became apparent that they would fall significantly short of previous expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to declines in the rates of growth of sales, profit and cash flows in the Japanese market led to interim impairment testing in both these businesses, as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that increased the discount rates used in the valuations versus those used previously. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of current operating trends and expected future results, as well as the macroeconomic factors that increased the discount rates used in the valuations. In the third quarter of 2012, the Company completed the annual impairment assessments for all of the reporting units and tradename intangibles, except for BeautiControl which was completed in the second quarter, noting no impairment.
Fair value of the BeautiControl United States and Canada, Nutrimetics and NaturCare reporting units was determined by the Company in the second quarter using a combination of the income and market approaches with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant assumptions for these forecasts included annual revenue growth rates ranging from negative 7 percent to positive 10 percent with an average growth rate of positive 3 percent. The growth rates were determined by reviewing historical results of these units and the historical results of the Company’s other business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of the reporting units, the Company applied discount rates to the projected cash flows ranging from 12.5 to 14.0 percent. The discount rate at the high end of this range was for the Nutrimetics Asia Pacific reporting unit due to higher country-specific risks. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the revenue and profit of the reporting units to determine fair value.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The fair values of the Nutrimetics and NaturCare tradenames were determined in the second quarter of 2012 using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which are estimates of which a company would be willing to pay for the use of the asset. These rates were applied to the projected revenue, tax affected and discounted to present value. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market and the forecasted performance of the business. As a result, the royalty rates were reduced to 1.5 percent from 3.0 percent for Nutrimetics and 3.75 percent from 4.75 percent for NaturCare. In estimating the fair value of the tradenames, the Company applied discount rates of 15.2 and 13.5 percent, respectively, and annual revenue growth ranging from negative 7 percent to positive 7 percent, with an average growth rate of positive 2 percent and a long-term terminal growth rate of 3 percent.
With the tradename impairment recorded in the current year for Nutrimetics and NaturCare, these assets are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. There is no longer a goodwill balance recorded on the books related to Nutrimetics or BeautiControl United States and Canada. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.

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

Asia Pacific
Tupperware North America
Beauty North America
Premium cosmetics, skin care and personal care products marketed under the Armand Dupree® and BeautiControl® brands in the United States, Canada and Puerto Rico and the Armand Dupree® and Fuller Cosmetics® brands in Mexico and Central America.

South America	Both housewares and beauty products under the Fuller®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $146.7 million and $168.0 million in the third quarters of 2012 and 2011, respectively, and $443.6 million and $513.7 million in the year-to-date periods ended September 29, 2012 and October 1, 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended	13 weeks ended	39 weeks ended	40 weeks ended
(In millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales:
Europe	$157.8	$169.0	$570.2	$623.8
Asia Pacific	197.5	180.3	561.5	515.9
Tupperware North America	78.9	82.3	253.3	267.1
Beauty North America	83.8	99.4	257.0	303.0
South America	76.4	71.6	230.8	199.1
Total net sales	$594.4	$602.6	$1,872.8	$1,908.9
Segment profit:
Europe	$12.7	$16.3	$80.9	$98.2
Asia Pacific	44.0	38.8	118.7	100.2
Tupperware North America	14.1	13.3	45.3	42.3
Beauty North America	6.0	4.7	23.0	27.3
South America	15.6	12.9	42.2	33.3
Total segment profit	$92.4	$86.0	$310.1	$301.3
Unallocated expenses	(15.5)	(14.5)	(42.8)	(41.5)
Re-engineering and impairment charges (a)	(2.0)	(2.2)	(4.0)	(4.7)
Impairment of goodwill and intangible assets (b)	—	(36.1)	(76.9)	(36.1)
Gains on disposal of assets, including insurance recoveries	0.3	—	8.0	0.7
Interest expense, net	(7.9)	(7.2)	(25.1)	(38.6)
Income before taxes	$67.3	$26.0	$169.3	$181.1

Identifiable assets:	September 29, 2012	December 31, 2011
Europe	$391.6	$395.9
Asia Pacific	339.6	330.6
Tupperware North America	145.9	130.4
Beauty North America	339.9	373.7
South America	122.3	105.4
Corporate	483.9	508.2
Total identifiable assets	$1,823.2	$1,844.2
_________________________

(a)	See Note 6 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

(b)	See Note 7 to the Consolidated Financial Statements for a discussion of the impairment of goodwill and intangible assets.

Note 9:	Debt
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Also on June 2, 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement (the “Credit Agreement”) with a consortium of lenders. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of September 29, 2012, the Company had $238.9 million of borrowings outstanding under its $450 million Credit Agreement with $137.6 million denominated in euros.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of September 29, 2012, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate at that time of 1.94 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 29, 2012, and currently, the Company had considerable leeway under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement through a security interest in certain "Tupperware" trademarks and service marks.
At September 29, 2012, the Company had $318.0 million of unused lines of credit, including $208.0 million under the committed, secured $450 million Credit Agreement, and $110.0 million available under various uncommitted lines around the world.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.5 million and $1.6 million in the third quarters of 2012 and 2011, respectively, and pretax gains of $8.1 million and $5.7 million for the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax losses of $0.6 million and $0.4 million in the third quarters of 2012 and 2011, respectively, and in pretax losses of $1.8 million and $1.6 million in the respective year-to-date periods.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net (loss) gain associated with these hedges, in other comprehensive income, net of tax, of ($12.8) million and $18.2 million in the third quarters of 2012 and 2011, respectively, and a net (loss) gain of ($8.2) million and $7.1 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the third quarters of 2012 and 2011, forward points on net equity hedges resulted in pretax losses of $3.1 million and $2.5 million, respectively, and pretax losses of $10.4 million and $7.9 million in the respective year-to-date periods.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $1.9 million and an outflow of $4.2 million for the year-to-date periods ended September 29, 2012 and October 1, 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of September 29, 2012 and December 31, 2011. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	September 29, 2012		December 31, 2011
(in millions)	Buy	Sell	Buy	Sell
U.S. dollar	$87.4		$48.5
Euro	23.7		61.4
Malaysian ringgit	8.6		5.0
Philippine peso	7.5		4.2
Brazilian real	2.5		6.3
New Zealand dollar	1.4		4.6
Singapore dollar	0.8			$1.3
Japanese yen		$28.8		28.4
Swiss franc		24.6		39.2
Turkish lira		16.0		14.4
Australian dollar		14.0		17.5
Mexican peso		10.5	1.8
Russian ruble		5.5		9.3
British pound		4.7		3.8
Hungarian forint		4.2		2.0
Canadian dollar		4.0		8.6
Polish zloty		3.8		1.5
Thai baht		3.2		2.6
Czech koruna		3.1		1.9
Croatian kuna		2.5		2.5
Norwegian krone		2.1		2.0
Danish krone		1.7		—
Swedish krona		1.4		1.5
Indonesian rupiah		1.0	6.6
Argentine peso		0.9		4.3
Indian rupee		0.8		2.0
Ukrainian hryvnia		0.8		1.3
South Korean won		0.4	6.8
South African rand		0.2	0.5
Kazakhstani tenge		—		0.3
Other currencies (net)		2.3		0.6
	$131.9	$136.5	$145.7	$145.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures.
At the time the Company entered into the Credit Agreement in the second quarter of 2011, it had four out-of-the-money interest rate swaps that were hedging a portion of its borrowing under its previous credit facility. The swaps became ineffective at that time. They expired in the third quarter of 2012.
The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of September 29, 2012 and December 31, 2011:

	September 29, 2012
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Foreign exchange contracts	Non-trade amounts receivable	$13.2	Accrued liabilities	$16.9
Total derivatives instruments		$13.2		$16.9

	December 31, 2011
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Accrued liabilities	$10.2
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	21.4	Accrued liabilities	18.7
Total derivatives designated as hedging instruments		$21.4		$28.9

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the third quarters of 2012 and 2011:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2012	2011		2012	2011
Foreign exchange contracts	Other expense	$19.9	$(23.9)	Other expense	$(19.8)	$23.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2012	2011		2012	2011		2012	2011
Foreign exchange contracts	$(2.0)	$2.7	Cost of products sold and DS&A	$0.5	$0.8	Interest expense	$(0.6)	$(0.4)
Net equity hedging relationships
Foreign exchange contracts	(20.2)	28.4	Other expense	—	—	Interest expense	(3.1)	(2.5)

The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the year-to-date periods ended September 29, 2012 and October 1, 2011:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2012	2011		2012	2011
Foreign exchange contracts	Other expense	$9.7	$(3.1)	Other expense	$(9.6)	$3.1

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2012	2011		2012	2011		2012	2011
Interest rate contracts	$—	$4.1	Interest expense	$—	$—	Interest expense	$—	$(18.9)
Foreign exchange contracts	(0.6)	(0.2)	Cost of products sold and DS&A	0.8	2.5	Interest expense	(1.8)	(1.6)
Net equity hedging relationships
Foreign exchange contracts	(12.8)	11.1	Other expense	—	—	Interest expense	(10.4)	(7.9)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11:	Fair Value Measurements
The following table presents those assets and liabilities recorded at fair value on a recurring basis:

Description of Assets (in millions)	September 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2.1	$2.1	$—	$—
Foreign currency derivative contracts	13.2	—	13.2	—
Total	$15.3	$2.1	$13.2	$—

Description of Liabilities (in millions)
Foreign currency derivative contracts	$16.9	$—	$16.9	$—
Total	$16.9	$—	$16.9	$—

Description of Assets (in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.5	$9.5	$—	$—
Foreign currency derivative contracts	21.4	—	21.4	—
Total	$30.9	$9.5	$21.4	$—

Description of Liabilities (in millions)
Interest rate swaps	$10.2	$—	$10.2	$—
Foreign currency derivative contracts	18.7	—	18.7	—
Total	$28.9	$—	$28.9	$—

The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of September 29, 2012 and December 31, 2011, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of negative $3.7 million and positive $2.7 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 10 to the Consolidated Financial Statements.
The fair value of interest rate swap contracts was based on the discounted net present value of the swap using third party quotes. Changes in fair market value were recorded in other comprehensive income through the termination date of the related credit facility in the second quarter of 2011. The changes resulting from ineffectiveness during the year-to-date period ended September 29, 2012, which were not material, have been recorded in current earnings. These contracts expired during the third quarter of 2012.
Included in the Company's cash equivalents balances as of September 29, 2012 and December 31, 2011 were $2.1 million and $9.5 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 29, 2012 and December 31, 2011. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes was $425 million at September 29, 2012, compared with the carrying value of $396 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 29, 2012 and October 1, 2011 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$2.4	$2.6	$—	$—	$7.2	$7.8	$0.1	$0.1
Interest cost	2.2	2.6	0.4	0.4	6.7	7.8	1.1	1.3
Expected return on plan assets	(1.4)	(1.7)	—	—	(4.2)	(5.0)	—	—
Settlement/Curtailment	1.0	—	—	—	1.0	1.0	—	—
Net amortization	1.1	1.0	—	(0.1)	3.2	2.8	—	(0.3)
Net periodic benefit cost	$5.3	$4.5	$0.4	$0.3	$13.9	$14.4	$1.2	$1.1

During the year-to-date periods ended September 29, 2012 and October 1, 2011, approximately $4.2 million and $3.5 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 13:	Income Taxes
As of September 29, 2012 and December 31, 2011, the Company's gross unrecognized tax benefit was $24.7 million and $28.6 million, respectively. During the third quarter of 2012, the Company reduced its accrual for uncertain tax positions by $6.2 million due to the expiration of statutes of limitation in various jurisdictions. Of the reduction, $2.1 million did not impact tax expense. The accrual for uncertain tax positions increased for positions being taken in various global tax filings. The Company estimates that approximately $21.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.9 million and $5.8 million as of September 29, 2012 and December 31, 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $4.0 million. For the remaining balance as of September 29, 2012, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. Subject to certain developments, it is reasonably possible that the Company will reverse a material portion of the valuation allowance in the next 12 months. This would result in a corresponding income tax benefit.  If this occurs, the Company expects it would implement other tax planning strategies that would partially or fully offset the income statement impact of such a valuation allowance reversal. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
The effective tax rate for the third quarter of 2012 was 29.4 percent, compared with 59.3 percent for the comparable 2011 period. The higher third quarter 2011 rate was primarily due to impairment charges related to intangible assets recorded in the third quarter of 2011, for which no tax benefit was available. The effective tax rate for the year-to-date period ended September 29, 2012 was 30.0 percent, compared with 27.4 percent for the comparable 2011 period. The higher year-to-date rate was primarily due to higher impairment charges related to intangible assets recorded in the second quarter of 2012 as compared to 2011, for which limited tax benefits were available. In addition the 2011 rate was lower due to certain changes in Mexican tax legislation.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended September 29, 2012 and October 1, 2011, 70,183 and 30,108 shares, respectively, were retained to fund withholding taxes, with values totaling $4.3 million and $1.6 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows. For the year-to-date period ended September 29, 2012, the Company acquired $1.2 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in the year-to-date period ended October 1, 2011.

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
Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. In February 2012, the Company granted a stock option on 24,300 shares. The fair value of the Company’s stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2012 option grant: dividend yield of 2.4 percent; expected volatility of 40 percent; risk-free interest rate of 1.6 percent; and expected life of 8 years. The grant date fair value of the stock option granted during the first quarter of 2012 was $20.83 per share. No stock options were granted in the second or third quarters of 2012 or in the year-to-date period of 2011. Compensation expense associated with all outstanding stock option awards was $0.6 million and $0.5 million in the third quarters of 2012 and 2011, respectively, and $1.8 million and $1.4 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock option activity for 2012, under all of the Company's incentive plans, is summarized in the following table:

	Outstanding		Exercisable
	Shares subject to option	Weighted average exercise price per share	Options exercisable at end of period	Weighted average exercise price per share
December 31, 2011	3,153,506	$31.43	2,405,638	$25.85
Granted	24,300	62.20
Expired / Forfeited	—	—
Exercised	(461,020)	20.96
September 29, 2012	2,716,786	$33.48	1,983,802	$26.84

The intrinsic value of options exercised totaled $3.2 million and $1.9 million in the third quarters of 2012 and 2011, respectively, and $18.3 million and $23.1 million in the respective year-to-date periods.
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
In January 2011, the Company granted 101,000 shares of time-vested restricted stock with a fair value of $56.67 per share that vest over an average period of 3 years. There were no such awards in the year-to-date period ending September 29, 2012.
The Company also granted 17,600 and 18,707 time-vested restricted stock units in May 2012 and 2011, respectively, with fair values of $53.99 and $66.05 per share, respectively, that vest over one year from date of grant.
In August of 2012, the Company granted 2,000 time-vested restricted stock units with a fair value of $54.51 per share that will vest in 3 years from the date of grant. There were no such awards in the year-to-date period of 2011.
For the third quarters of 2012 and 2011, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $3.5 million and $2.9 million, respectively. Such expense was $9.5 million and $8.8 million for the year-to-date periods of 2012 and 2011, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted stock, restricted stock units, and performance share award activity for 2012 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 31, 2011	945,265	$34.93
Granted	87,600	60.37
Performance share adjustments	8,812	55.29
Vested	(233,112)	21.78
Forfeited	(3,261)	48.77
September 29, 2012	805,304	$41.87

The fair value of performance awards, restricted stock and restricted stock units vested in the year-to-date periods 2012 and 2011 was $14.3 million and $11.2 million, respectively. There were no such amounts vested in the third quarters of 2012 or 2011.
As of September 29, 2012, total unrecognized stock based compensation expense related to all stock based awards was $17.7 million, which is expected to be recognized over a weighted average period of 1.7 years. The average remaining contractual life on outstanding and exercisable stock options was 5.9 years and 5.0 years, respectively.

Note 16:	Allowance for Long-Term Receivables
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account, based upon historical experience, market penetration levels, access to alternative channels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due. As of September 29, 2012, $25.9 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 29, 2012 was as follows (in millions):

December 31, 2011	$23.3
Write-offs	(1.7)
Provision	2.0
Currency translation adjustment	—
September 29, 2012	$23.6

Note 17:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 9 to the Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed consolidated financial information as of September 29, 2012 and December 31, 2011 and for the quarterly and year-to-date periods ended September 29, 2012 and October 1, 2011 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	September 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$113.5	$—	$113.8
Accounts receivable, net	—	—	188.1	—	188.1
Inventories	—	—	340.5	—	340.5
Deferred income tax benefits, net	5.5	40.9	50.0	(0.9)	95.5
Non-trade amounts receivable, net	—	2.4	36.5	—	38.9
Intercompany receivables	2,067.4	4,067.7	725.7	(6,860.8)	—
Prepaid expenses and other current assets	1.5	108.8	102.0	(179.4)	32.9
Total current assets	2,074.4	4,220.1	1,556.3	(7,041.1)	809.7
Deferred income tax benefits, net	80.9	138.6	107.1	(0.6)	326.0
Property, plant and equipment, net	—	30.5	257.2	—	287.7
Long-term receivables, net	—	0.1	23.6	—	23.7
Trademarks and tradenames	—	—	139.6	—	139.6
Other intangible assets, net	—	—	5.5	—	5.5
Goodwill	—	3.0	192.5	—	195.5
Investments in subsidiaries	2,868.7	2,256.7	—	(5,125.4)	—
Intercompany notes receivable	63.8	570.1	1,760.0	(2,393.9)	—
Other assets, net	4.6	7.9	81.0	(58.0)	35.5
Total assets	$5,092.4	$7,227.0	$4,122.8	$(14,619.0)	$1,823.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$1.2	$114.1	$—	$115.3
Short-term borrowings and current portion of long-term debt and capital lease obligations	61.0	—	180.3	—	241.3
Intercompany payables	3,605.2	2,777.7	477.9	(6,860.8)	—
Accrued liabilities	132.5	88.4	281.4	(180.3)	322.0
Total current liabilities	3,798.7	2,867.3	1,053.7	(7,041.1)	678.6
Long-term debt and capital lease obligations	396.4	—	18.1	—	414.5
Intercompany notes payable	368.5	1,391.5	633.9	(2,393.9)	—
Other liabilities	20.1	70.7	189.2	(58.6)	221.4
Shareholders' equity	508.7	2,897.5	2,227.9	(5,125.4)	508.7
Total liabilities and shareholders' equity	$5,092.4	$7,227.0	$4,122.8	$(14,619.0)	$1,823.2

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended September 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$597.1	$(2.7)	$594.4
Other revenue	—	22.9	5.5	(28.4)	—
Cost of products sold	—	5.5	225.1	(31.1)	199.5
Gross margin	—	17.4	377.5	—	394.9
Delivery, sales and administrative expense	4.1	19.0	294.9	—	318.0
Re-engineering and impairment charges	—	—	2.0	—	2.0
Gains on disposal of assets, including insurance recoveries	—	0.3	—	—	0.3
Operating (loss) income	(4.1)	(1.3)	80.6	—	75.2
Interest income	0.4	7.7	1.2	(8.7)	0.6
Interest expense	7.1	4.9	5.2	(8.7)	8.5
Income from equity investments in subsidiaries	54.4	52.1	—	(106.5)	—
Income before income taxes	43.6	53.6	76.6	(106.5)	67.3
(Benefit) provision for income taxes	(3.9)	(0.5)	24.2	—	19.8
Net income	$47.5	$54.1	$52.4	$(106.5)	$47.5
Comprehensive income	$83.5	$89.8	$62.0	$(151.8)	$83.5

Consolidating Statement of Income

	13 Weeks Ended October 1, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$603.4	$(0.8)	$602.6
Other revenue	—	13.6	3.9	(17.5)	—
Cost of products sold	—	3.9	216.1	(18.3)	201.7
Gross margin	—	9.7	391.2	—	400.9
Delivery, sales and administrative expense	3.6	12.3	312.8	—	328.7
Re-engineering and impairment charges	—	—	2.2	—	2.2
Impairment of goodwill and intangible assets	—	—	36.1	—	36.1
Operating (loss) income	(3.6)	(2.6)	40.1	—	33.9
Interest income	0.5	8.2	2.7	(10.6)	0.8
Interest expense	7.4	3.9	7.3	(10.6)	8.0
Income from equity investments in subsidiaries	17.1	23.3	—	(40.4)	—
Other expense	—	0.1	0.6	—	0.7
Income before income taxes	6.6	24.9	34.9	(40.4)	26.0
(Benefit) provision for income taxes	(3.9)	7.6	11.8	—	15.5
Net income	$10.5	$17.3	$23.1	$(40.4)	$10.5
Comprehensive loss	$(63.4)	$(56.5)	$(12.3)	$68.8	$(63.4)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	39 Weeks Ended September 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,878.3	$(5.5)	$1,872.8
Other revenue	—	74.9	14.0	(88.9)	—
Cost of products sold	—	14.0	699.7	(94.4)	619.3
Gross margin	—	60.9	1,192.6	—	1,253.5
Delivery, sales and administrative expense	11.0	46.1	929.0	—	986.1
Re-engineering and impairment charges	—	—	4.0	—	4.0
Impairment of goodwill and intangible assets	—	—	76.9	—	76.9
Gains on disposal of assets, including insurance recoveries	—	0.5	7.5	—	8.0
Operating (loss) income	(11.0)	15.3	190.2	—	194.5
Interest income	1.3	23.2	3.6	(26.2)	1.9
Interest expense	21.2	14.7	17.3	(26.2)	27.0
Income from equity investments in subsidiaries	138.3	119.9	—	(258.2)	—
Other expense	—	—	0.1	—	0.1
Income before income taxes	107.4	143.7	176.4	(258.2)	169.3
(Benefit) provision for income taxes	(11.1)	5.7	56.2	—	50.8
Net income	$118.5	$138.0	$120.2	$(258.2)	$118.5
Comprehensive income	$139.9	$158.7	$113.1	$(271.8)	$139.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	40 Weeks Ended October 1, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,911.3	$(2.4)	$1,908.9
Other revenue	—	70.4	10.4	(80.8)	—
Cost of products sold	—	10.4	709.0	(83.2)	636.2
Gross margin	—	60.0	1,212.7	—	1,272.7
Delivery, sales and administrative expense	10.7	43.9	957.7	—	1,012.3
Re-engineering and impairment charges	—	—	4.7	—	4.7
Impairment of goodwill and intangible assets	—	—	36.1	—	36.1
Gains on disposal of assets, including insurance recoveries	—	—	0.7	—	0.7
Operating (loss) income	(10.7)	16.1	214.9	—	220.3
Interest income	1.4	25.7	8.5	(33.1)	2.5
Interest expense	40.2	10.8	23.2	(33.1)	41.1
Income from equity investments in subsidiaries	163.1	155.1	—	(318.2)	—
Other expense	—	0.1	0.5	—	0.6
Income before income taxes	113.6	186.0	199.7	(318.2)	181.1
(Benefit) provision for income taxes	(17.8)	25.7	41.8	—	49.7
Net income	$131.4	$160.3	$157.9	$(318.2)	$131.4
Comprehensive income	$117.3	$130.8	$152.6	$(283.4)	$117.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by operating activities	$31.5	$15.6	$161.8	$(97.4)	$111.5
Investing Activities:
Capital expenditures	—	(7.0)	(44.0)	—	(51.0)
Proceeds from disposal of property, plant and equipment	—	0.3	9.5	—	9.8
Net cash used in investing activities	—	(6.7)	(34.5)	—	(41.2)
Financing Activities:
Dividend payments to shareholders	(57.5)	—	—	—	(57.5)
Dividend payments to parent	—	—	(68.9)	68.9	—
Proceeds from exercise of stock options	9.7	—	—	—	9.7
Repurchase of common stock	(104.3)	—	—	—	(104.3)
Repayment of long-term debt and capital lease obligations	—	—	(1.8)	—	(1.8)
Net change in short-term debt	61.0	—	(13.6)	—	47.4
Excess tax benefits from share-based payment arrangements	11.9	—	—	—	11.9
Net intercompany notes payable (receivable)	47.7	(11.3)	(64.9)	28.5	—
Net cash used in financing activities	(31.5)	(11.3)	(149.2)	97.4	(94.6)
Effect of exchange rate changes on cash and cash equivalents	—	0.8	(0.9)	—	(0.1)
Net change in cash and cash equivalents	—	(1.6)	(22.8)	—	(24.4)
Cash and cash equivalents at beginning of year	—	1.9	136.3	—	138.2
Cash and cash equivalents at end of period	$—	$0.3	$113.5	$—	$113.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	40 Weeks Ended October 1, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$51.5	$(25.7)	$51.5	$15.4	$92.7
Investing Activities:
Capital expenditures	—	(5.5)	(43.8)	—	(49.3)
Proceeds from disposal of property, plant and equipment	—	—	3.2	—	3.2
Net cash used in investing activities	—	(5.5)	(40.6)	—	(46.1)
Financing Activities:
Dividend payments to shareholders	(56.1)	—	—	—	(56.1)
Dividend payments to parent	—	—	(12.0)	12.0	—
Net proceeds from issuance of senior notes	393.4	—	(0.1)	—	393.3
Proceeds from exercise of stock options	15.2	—	—	—	15.2
Repurchase of common stock	(337.8)	—	—	—	(337.8)
Repayment of long-term debt and capital lease obligations	(405.0)	—	(1.9)	—	(406.9)
Net change in short-term debt	213.7	—	—	—	213.7
Debt issuance costs	(3.0)	—	—	—	(3.0)
Excess tax benefits from share-based payment arrangements	8.1	—	—	—	8.1
Net intercompany notes payable (receivable)	100.0	(20.9)	(51.7)	(27.4)	—
Net cash used in financing activities	(71.5)	(20.9)	(65.7)	(15.4)	(173.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(11.6)	—	(11.6)
Net change in cash and cash equivalents	(20.0)	(52.1)	(66.4)	—	(138.5)
Cash and cash equivalents at beginning of year	20.0	52.2	176.5	—	248.7
Cash and cash equivalents at end of period	$—	$0.1	$110.1	$—	$110.2

Note 18:	New Accounting Pronouncements
In December 2011, the FASB issued an amendment to existing guidance regarding disclosures about offsetting financial assets and liabilities. The amendment requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendment is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. As the Company does not intend to use the right of offset in presenting its assets or liabilities, the amendment should not have an impact on its Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In July 2012, the FASB issued amendments to existing guidance regarding indefinite-lived intangible asset impairment testing. The amendments permit an entity to first make an assessment using qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company adopted this guidance for its annual impairment testing completed during the third quarter 2012. The amendment did not have an impact on the Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 29, 2012 compared with the 13 and 40 weeks ended October 1, 2011 and changes in financial condition during the 39 weeks ended September 29, 2012. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2012 fiscal year will contain 52 weeks as compared with 53 weeks for fiscal 2011.
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
Overview

	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	September 29, 2012	October 1, 2011
Net sales	$594.4	$602.6	(1)%		6%	$(39.2)
Gross margin as percent of sales	66.4%	66.5%	(0.1)	pp	na	na
DS&A as percent of sales	53.5%	54.5%	(1.0)	pp	na	na
Impairment of goodwill and intangible assets	$—	$36.1	na		na	na
Operating income	75.2	33.9	+		+	$(7.3)
Net income	47.5	10.5	+		+	(5.6)
Net income per diluted share	0.85	0.17	+		+	(0.09)

	39 weeks ended	40 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	September 29, 2012	October 1, 2011
Net sales	$1,872.8	$1,908.9	(2)%		5%	$(121.0)
Gross margin as percent of sales	66.9%	66.7%	0.2	pp	na	na
DS&A as percent of sales	52.7%	53.0%	(0.3)	pp	na	na
Impairment of goodwill and intangible assets	$76.9	$36.1	na		na	na
Operating income	194.5	220.3	(12)%		1%	$(26.9)
Net income	118.5	131.4	(10)		7	(20.6)
Net income per diluted share	2.09	2.10	—		17	(0.33)
_________________________

na	not applicable
pp	percentage points
+	Increase greater than 100 percent

Reported sales decreased 1 percent in the third quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 6 percent. The Company defines its established markets as Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with an 11 percent sales increase in local currency. The Company's units that operate in established economy markets, as a group, had a 3 percent sales decrease in local currency compared with 2011.
Among the emerging market units, the main increases were in Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. These increases were partially offset by a decrease in Fuller Mexico. Among the established market businesses, there were decreases at Tupperware Japan and Tupperware United States and Canada, which were partially offset by a strong increase in Germany. Operating income and net income increased substantially in the third quarter of 2012. This primarily reflected the benefit of not having the $36.1 million of pretax impairment of goodwill and intangible assets recorded in the third quarter of last year, as well as improvements in the Company's Asia Pacific, South America, Beauty North America and Tupperware North America segments. These were partially offset by a decrease in Europe.
Reported sales for the year-to-date period decreased 2 percent. Excluding the impact of foreign currency exchange rates, there was a 5 percent increase. The units impacting the year-to-date sales comparison largely mirrored those impacting the third quarter along with lower year-to-date sales in Tupperware Australia, Tupperware France and Tupperware South Africa, as well as an estimated 1 to 2 percentage points negative impact from one less week in the first quarter of the current year under the Company's fiscal calendar.
The factors impacting the year-to-date operating and net income comparisons were similar to those impacting the third quarter comparisons except for $76.9 million of pretax impairment of goodwill and intangible assets of BeautiControl, NaturCare and Nutrimetics recorded in the second quarter of 2012, year-to-date losses in Beauty North America, as well as the benefit of not having the $19.8 million charge for the impairment of interest rate swaps and debt issuance costs recorded in the second quarter of 2011.

The Company's net working capital position increased by $35.1 million compared with the end of 2011. This included increases in accounts receivable and inventory and a decrease in accounts payable. Also included in the change in net working capital was a $70 million reduction from lower cash and cash equivalents and higher short-term borrowings and current portion of long term debt, which together with cash flow from operating activities, funded the cash outflow in the first nine months of the year for investing activities, dividends and share repurchases. Net cash provided by operating activities was $111.5 million and $92.7 million in 2012 and 2011, respectively. The favorable comparison, despite about even net income before the impacts of non-cash charges for goodwill and intangible assets in both periods, gains on disposal of assets in 2012 and non-cash interest rate swap impairments in 2011, was primarily related to less of an increase in inventory, partially offset by a higher outflow in 2012 from trade receivables.
Net Sales
Reported sales decreased 1 percent in the third quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 6 percent. The improvement in local currency sales was mainly in the Company's emerging markets, which accounted for 66 percent and 63 percent of the Company's reported sales for the third quarters of 2012 and 2011, respectively. Total sales for the emerging markets increased $9.7 million, or 3 percent, which included a negative $28.5 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency, sales grew 11 percent in these markets.
The strong increase in local currency sales in the Company's emerging markets in the third quarter of 2012 was primarily in Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. This primarily reflected increases in total and active sales forces in these markets, other than in Venezuela where the increase primarily reflected inflation related price increases. The sales growth in these markets was partially offset by a decrease in Fuller Mexico due to a smaller and less active sales force.
Sales in the established markets decreased $17.9 million, or 8 percent, which included a negative $10.8 million impact from changes in foreign currency exchange rates. Among these units, there were local currency decreases in Tupperware Japan and Tupperware United States and Canada, primarily due to less productive sales forces. These decreases were partially offset by a strong increase in Germany, reflecting a larger, more active and productive sales force.
On a year-to-date basis, emerging markets accounted for 62 percent and 59 percent of total Company sales for 2012 and 2011, respectively. Total sales on a reported basis in the emerging markets increased $28.1 million, or 2 percent. This reflected a negative impact of changes in foreign currency exchange rates of $87.6 million. Excluding the impact of foreign currency, there was an 11 percent increase. Total sales for the established markets decreased $64.2 million, or 8 percent, for the year-to-date period of 2012, compared with the same period of 2011, which included a negative $33.5 million impact from foreign currency exchange rate changes. Excluding the impact of foreign currency, sales decreased in these markets by 4.0 percent. The sources of the year-to-date fluctuations largely followed those of the quarter, except in the established markets of Nutrimetics Australia, Tupperware France and Tupperware South Africa, as trends in these markets improved on a sequential basis. The year-to-date sales comparison, under the Company's fiscal calendar, was also negatively impacted by an estimated 1 to 2 percentage points from one less week in the first quarter of the current year.
A more detailed discussion of the sales results for the Company's reporting segments is included in the segment results section below.
As discussed in Note 3 to the Consolidated Financial Statements, the Company includes promotional costs in delivery, sales and administrative expense (DS&A). As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of revenue.
 Re-engineering and Impairment Expenses
Refer to Note 6 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.

The Company recorded $2.0 million and $2.2 million in re-engineering and impairment charges during the third quarters of 2012 and 2011, respectively, and $4.0 million and $4.7 million for the respective year-to-date periods. In both years, these charges were primarily related to severance incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, the decision to cease operating its Nutrimetics businesses in Greece and the United Kingdom, as well as the relocation of the Company's office in Poland. In 2011, re-engineering charges also included costs in connection with ceasing operations in the Nutrimetics business in Malaysia.
In the fourth quarter of 2012, the Company expects to incur approximately $2 million of such costs, mainly related to headcount reductions, as well as a $16 million non-cash charge related to the reclassification of currency translation adjustments from accumulated other comprehensive income into operating income in connection with the liquidation of the Nutrimetics business in the United Kingdom.
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. The Company does not amortize its goodwill or tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired.
During the second quarter, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million related to the goodwill in the BeautiControl United States and Canada business as a result of the rates of growth of sales, profit and cash flow and expectations for future performance that were below the Company's projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their previous trend line and it became apparent that they would fall significantly short of expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to the decline in the rates of growth of sales, profits and cash flows in the Japanese market led to interim impairment testing in these businesses as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that resulted in increases in the discount rates used in the valuations. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of current operating trends and expected future results, as well as the macroeconomic factors that resulted in increases in the discount rates used in the valuations.
In the third quarter of 2012, the Company completed the annual impairment assessments for all of the reporting units and tradename intangibles, except for BeautiControl which was completed in the second quarter, noting no impairment.
Refer to Note 7 to the Consolidated Financial Statements for further discussions of goodwill and tradename impairments.
Gross Margin
Gross margin as a percentage of sales was 66.4 percent and 66.5 percent in the third quarters of 2012 and 2011, respectively. The decrease of 0.1 percentage points reflected higher product costs due to lower volume in certain markets (0.7 pp), unfavorable sales mix from higher sales in certain countries with lower margins (0.3 pp), unfavorable impact of foreign exchange rates (0.1 pp), partially offset by favorable product mix and pricing (0.4 pp), improved margin on business to business sales (0.3 pp), lower resin costs (0.2 pp) and lower inventory obsolescence (0.1 pp).
For the year-to-date periods, gross margin as a percentage of sales was 66.9 percent and 66.7 percent in 2012 and 2011, respectively. The 0.2 percentage point increase resulted primarily from favorable product mix, as well as lower resin costs and inventory obsolescence, partially offset by unfavorable sales mix from higher sales in certain countries with lower margins.
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in delivery, sales and administrative expense (DS&A). As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses
DS&A as a percentage of sales was 53.5 percent for the third quarter of 2012 compared with 54.5 percent in 2011. This decrease primarily reflected lower promotional spending in Fuller Mexico than in 2011, as well as lower marketing and commission costs. For the year-to-date periods, DS&A as a percentage of sales also decreased, to 52.7 percent from 53.0 percent in 2011. This decrease primarily related to more efficient promotional spending, including lower spending by Fuller Mexico.
Specific segment impacts are discussed in the segment results section.
Net Interest Expense
Net interest expense was $7.9 million for the third quarter of 2012, compared with $7.2 million in 2011. For the year-to-date periods, net interest expense was $25.1 million for 2012, compared with $38.6 million in 2011. Excluding the impact of the non-cash interest rate swap impairment charge recorded in the second quarter of 2011 of $18.9 million and the write-off of deferred debt issuance costs of $0.9 million, interest expense increased in both of the year over year comparisons from higher borrowing levels and for the year-to-date period, higher weighted average interest rates.
For a discussion of forward points, which are considered to be a component of interest expense, refer to Note 10 to the Consolidated Financial Statements.
Tax Rate
The effective tax rate for the third quarter of 2012 was 29.4 percent, compared with 59.3 percent for the comparable 2011 period. The higher third quarter 2011 rate was primarily due to impairment charges related to intangible assets recorded in the third quarter of 2011 for which no tax benefit was available. The effective tax rate for the year-to-date period ended September 29, 2012 was 30.0 percent, compared with 27.4 percent for the comparable 2011 period. The higher year-to-date rate was primarily due to higher impairment charges related to intangible assets recorded in the second quarter of 2012 as compared to 2011, for which limited tax benefits were available. In addition the 2011 rate was lower due to certain changes in Mexican tax legislation.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the third quarter of 2012 increased $37.0 million compared with 2011, mainly reflected the absence of 2011's impairment charge related to the goodwill and intangible assets of Nutrimetics. In addition, net income was negatively impacted by changes in foreign currency exchange rates by $5.6 million. The local currency net income comparison benefited from strong sales growth in the Asia Pacific and South America segments, along with lower DS&A expense from more efficient promotional spending by Fuller Mexico. The profit decrease in Europe, despite higher sales, reflected a lower gross margin from low manufacturing volume and higher promotional spending.
Net income for the year-to-date period decreased 10 percent compared with 2011, including a 17 percentage point impact from changes in foreign currency rates. Excluding the impact from foreign currencies, net income increased 7 percent. The factors impacting the year-to-date net income comparison were similar to those impacting the third quarter comparison, except for higher goodwill and impairment charges in 2012, as well as a year-to-date decrease in segment profit in the Beauty North America segment.
International operations in the third quarter generated 90 percent of sales in both years and 90 percent and 89 percent of sales in the respective year-to-date periods of 2012 and 2011. In both the third quarter and year-to-date periods of 2012 and 2011, these units generated 100 and 99 percent of net segment profit, respectively.
The sale of beauty products generated 25 percent and 24 percent of sales in the third quarter and year-to-date periods of 2012, respectively, compared with 28 percent and 27 percent of sales in the respective 2011 periods.

Segment Results
Europe

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net sales	$157.8	$169.0	(7)%		4%	$(16.7)	27	28
Segment profit	12.7	16.3	(22)		(12)	(1.8)	14	19

Segment profit as percent of sales	8.0%	9.6%	(1.6)	pp	na	na	na	na

dollars in millions	39 weeks ended	40 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net Sales	$570.2	$623.8	(9)%		—%	$(56.2)	30	33
Segment profit	80.9	98.2	(18)		(9)	(9.7)	26	33

Segment profit as percent of sales	14.2%	15.7%	(1.5)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 7 percent compared with the third quarter of 2011. Excluding the impact of foreign currency exchange rates, sales increased 4 percent. On a local currency basis, the established market units' sales increased by 3 percent, reflecting strong growth in Germany, due to a larger and slightly more active and productive sales force driven by a higher sales leader base, as well as smaller contributions in the Scandinavian units. These increases were partially offset by a decrease in Tupperware Italy due to a less active sales force. The emerging market units' sales increased by 5 percent in local currency in the quarter. This primarily reflected significant growth in Turkey due to a larger and more active sales force, resulting from strong recruiting and promotions, as well as strong growth in Russia and Avroy Shlain from larger and more active and productive sales forces.
Segment profit decreased $3.6 million, or 22 percent, during the third quarter of 2012, and excluding the impact of foreign currency, was 12 percent lower. The decrease primarily reflected lower gross margin due to low production volume and the impact of depreciation of other currencies in Europe versus the euro, as well as increased promotional expenses in France and South Africa, in part due to timing. These impacts were partially offset by increased profit from higher sales in Avroy Shlain, Germany and Scandinavia, as well as an increase in Russia due to lower operating costs.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for year-to-date decreases at Tupperware France and Tupperware South Africa, as well as the impact of the extra week in the 2011 year-to-date period.
The euro and South African rand were the main currencies that impacted the year over year comparisons.

Asia Pacific

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net sales	$197.5	$180.3	10%		14%	$(7.8)	33	30
Segment profit	44.0	38.8	14		21	(2.4)	48	45

Segment profit as percent of sales	22.3%	21.5%	0.8	pp	na	na	na	na

dollars in millions	39 weeks ended	40 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net Sales	$561.5	$515.9	9%		12%	$(15.7)	30	27
Segment profit	118.7	100.2	18		25	(5.5)	38	33

Segment profit as percent of sales	21.1%	19.4%	1.7	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points

Reported sales increased 10 percent compared with the third quarter of 2011. Excluding the impact of foreign currency exchange rates, sales increased 14 percent. Emerging markets accounted for $152.7 million and $131.5 million, or 77 and 73 percent, of the reported sales in the segment in the third quarters of 2012 and 2011, respectively. Versus 2011, emerging market sales were negatively impacted by $7.2 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 23 percent in these markets. The most significant contributions to the overall increase were in China, India, Indonesia and Malaysia/Singapore, as a result of leveraging larger, more active sales forces and higher productivity in India. This reflected the impact of brand building activities and successful promotional activities with strong recruiting and retention in India and Indonesia. China ended the quarter with almost 3,700 outlets, which was 13 percent more than at the end of the third quarter of 2011.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets. Tupperware Japan had a double-digit percentage decrease from lower productivity as it continued to shift its product mix toward core housewares categories that on average have lower price points than non-core categories. Nutrimetics Australia was down slightly during the period after having been down more significantly in recent quarters.
Total segment profit increased significantly in the third quarter of 2012. Excluding the impact of changes in foreign currency rates, segment profit increased 21 percent. The increase was mainly from the improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending as well as more efficient promotional spending. These were partially offset by a decrease in profit at Nutrimetics Australia and Tupperware Japan reflecting the lower sales volume as well as lower profit from Tupperware Australia from higher promotional costs and lower gross profit.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for the impact of the extra week in the 2011 year-to-date period.
The Indonesian rupiah and Indian rupee were the main currencies that led to the foreign currency impact on the year-over-year comparisons.

Tupperware North America

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net sales	$78.9	$82.3	(4)%		(2)%	$(1.6)	13	14
Segment profit	14.1	13.3	6		9	(0.4)	15	16

Segment profit as percent of sales	17.9%	16.2%	1.7	pp	na	na	na	na

dollars in millions	39 weeks ended	40 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net Sales	$253.3	$267.1	(5)%		(2)%	$(9.6)	14	14
Segment profit	45.3	42.3	7		14	(2.6)	15	14

Segment profit as percent of sales	17.9%	15.8%	2.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 4 percent in the third quarter of 2012. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent. The decrease in sales was primarily due to a smaller sales force in the Tupperware United States and Canada business reflecting a lower number of recruits earlier in the year, and less aggressive promotional activity. This sales decrease was partially offset by an increase at Tupperware Mexico, reflecting a larger sales force.
Notwithstanding the decrease in sales in the segment, profit increased $0.8 million in the quarter. The higher profit reflected the sales increase in Mexico, along with the profit benefit of the less aggressive promotional activity in the Tupperware United States and Canada unit.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except that in the United States and Canada unit a better gross margin percentage and lower operating expenses led to higher profit on lower sales. There was also an impact on the comparison from the impact of the extra week in the 2011 year-to-date period.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net sales	$83.8	$99.4	(16)%		(12)%	$(3.6)	14	16
Segment profit	6.0	4.7	24		35	(0.4)	6	5

Segment profit as percent of sales	7.2%	4.7%	2.5	pp	na	na	na	na

dollars in millions	39 weeks ended	40 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net Sales	$257.0	$303.0	(15)%		(10)%	$(18.7)	14	16
Segment profit	23.0	27.3	(16)		(4)	(3.4)	7	9

Segment profit as percent of sales	8.9%	9.0%	(0.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment decreased 16 percent in the third quarter of 2012, and excluding the impact of changes in foreign currency exchange rates decreased 12 percent. The decrease in local currency sales was primarily due to a smaller and less active sales force in Fuller Mexico, reflecting continued sales force recruiting and pricing pressures in the competitive environment, as well as aggressive sales force recruiting programs that grew the sales force significantly in the third quarter of 2011.
Segment profit was $1.3 million higher in the third quarter of 2012 on a reported basis, and excluding the negative impact of a weaker Mexican peso, increased 35 percent. Local currency profit was higher despite the sales decrease, reflecting value chain improvements at BeautiControl, as well as the benefit of not spending as much on sales force recruiting as in 2011 at Fuller Mexico.
In addition to the impact of the extra week in 2011, the year-to-date sales variance largely mirrored the third quarter, although BeautiControl had a larger percentage sales decrease on a year-to-date basis, as sales were almost even with 2011 in the third quarter. The comparison at Fuller Mexico was much worse in the third quarter than in the first half of the year due to the third quarter incremental promotional investment in 2011.
The year-to-date profit decrease compared to the same period of 2011, reflected the year-to-date sales decreases as the lower investment in sales force recruiting in Fuller Mexico had less impact on the year-to-date comparison, partially offset by the value chain improvements at BeautiControl.
The Mexican peso was the main currency that impacted the year-over-year comparisons.

South America

dollars in millions	13 weeks ended	13 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net sales	$76.4	$71.6	7%		23%	$(9.5)	13	12
Segment profit	15.6	12.9	22		45	(2.1)	17	15

Segment profit as percent of sales	20.4%	18.0%	2.4	pp	na	na	na	na

dollars in millions	39 weeks ended	40 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	September 29, 2012	October 1, 2011					2012	2011
Net Sales	$230.8	$199.1	16%		29%	$(20.8)	12	10
Segment profit	42.2	33.3	27		46	(4.3)	14	11

Segment profit as percent of sales	18.3%	16.7%	1.6	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment increased 7 percent in the third quarter of 2012, and excluding the impact of foreign currency exchange rates on the comparison, increased 23 percent. The increase was mainly in Brazil and Venezuela. In Brazil, about half of the increase was from continued strength in recruiting and sales force activation, with the other half from higher prices reflecting inflation and the impact on the value chain of non-income tax increases in part of the country, while in Venezuela the increase was due primarily to higher prices in light of consumer inflation. For the whole segment, the Company estimates that about two-thirds of the local currency sales increase was a result of higher pricing.
Segment profit increased in the third quarter of 2012, primarily due to the contribution margin from the significantly higher sales volume and the leverage these higher sales had on the fixed components of the value chain.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for the impact of the extra week in the 2011 year-to-date period.
The Company had expected to implement the registration of certain of its independent sales force members under new requirements of the social security system in Brazil effective in the third quarter. While some of the changes involved in the process were implemented in the third quarter, due to changes to some of the governmental regulations and process the remainder of the implementation is now expected to take place in the fourth quarter. While there will be a modest financial impact to the Company, the ultimate reaction of the sales force is not yet known.
The Brazilian real was the main currency that impacted the year-over-year comparisons.

The Company uses the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S dollar. There were no changes to this rate in the third quarter of 2012. Venezuela continues to be deemed hyper-inflationary. As a result, any gains or losses from translation of the financial statements would be recorded in earnings. As of the end of the third quarter of 2012, the Company had about $13 million in net monetary assets denominated in Venezuelan bolivars, including $20.6 million in cash and cash equivalents, which would be directly impacted by any change in the exchange rate. To illustrate the sensitivity to potential future changes in the exchange rate, if the exchange rate in Venezuela were to further devalue to a rate of 14.5 bolivars to U.S. dollar, the Company estimates the negative impact on the remainder of its 2012 pretax earnings would be $15 million, which includes an $8 million impact related to the $13 million bolivar net asset position.
Financial Condition
Liquidity and Capital Resources Net working capital increased by $35.1 million in the third quarter, which included a $2 million decrease from changes in foreign currency exchange rates and, most significantly, an increase in accounts receivable due to level and timing of sales around the end of each period, an increase in inventory, reflecting expectations for future sales and a decrease in accounts payable due to the timing of payments around year-end. Also included in the change in net working capital was a $70 million reduction from lower cash and cash equivalents and higher short-term borrowings and current portion of long term debt, which together with cash flow from operating activities, funded the cash outflow in the first nine months of the year for investing activities, dividends and share repurchases.
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Notes”) at an issue price of 98.989%, as well as entered into a new $450 million multicurrency revolving Credit Agreement (the “Credit Agreement”). The Company is permitted to request on up to three separate occasions an increase to its borrowing capacity under the Credit Agreement by up to $200 million in the aggregate (for a maximum aggregate Facility Amount of $650 million).
The Company's wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”), has granted a security interest for the Notes and the Credit Agreement in certain "Tupperware" trademarks and service marks owned by the Guarantor.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of September 29, 2012, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 1.94 percent on $238.9 million of borrowings under the Credit Agreement with $137.6 million denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities, and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.

The Credit Agreement contains customary covenants including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 29, 2012, and currently, the Company had considerable leeway under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its 2012 third quarter end cash and cash equivalents balance of $113.8 million, cash flows from operating activities, and access to its $450 million Credit Agreement. As of September 29, 2012, the Company had $208.0 million available under its Credit Agreement and $110.0 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility although the current issues arising out of the sovereign debt crisis in Europe may limit the ability of certain banks to fulfill their commitments under the Company's lines of credit in the future.
Cash and cash equivalents (“cash”) totaled $113.8 million as of September 29, 2012. Of this amount, $112 million was held by foreign subsidiaries. About a third of this cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest the earnings of these foreign operations, as it does not anticipate needing them in the United States. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
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
Operating Activities Net cash provided by operating activities was $111.5 million in the year-to-date period of 2012 compared with $92.7 million for the same period of 2011. The favorable comparison, despite about even net income before the impacts of non-cash charges for goodwill and intangible assets in both periods, gains on disposal of assets in 2012 and non-cash interest rate swap impairments in 2011, was primarily related to less of an increase in inventory, partially offset by a higher outflow in 2012 from trade receivables.
Investing Activities During the year-to-date periods of 2012 and 2011, the Company had $51.0 million and $49.3 million, respectively, of capital expenditures. In 2012, capital expenditures mainly related to molds, the purchase of a new office in Venezuela for $5.6 million to support expanding operations and as a natural hedge against possible currency devaluation, the expansion of warehouse space in Indonesia, new vehicles for the sales force in South Africa, as well as for manufacturing capacity in India and Brazil. In 2011, expenditures mainly related to molds for new products, expansion of warehouse space in South Africa and increased production capacity in Brazil.
Financing Activities Dividends paid to shareholders were $57.5 million and $56.1 million in the year-to-date periods of 2012 and 2011, respectively. The amounts were about the same as a reduction in the number of shares outstanding resulting from the Company's share repurchase program offset an increase in quarterly dividend per share compared with 2011. Proceeds received from the exercise of stock options were $9.7 million and $15.2 million for the year-to-date periods of 2012 and 2011, respectively. The Company also increased borrowings under its Credit Agreement by $47.4 million.
Through open market repurchases, and under its stock incentive programs, the Company repurchased in the year-to-date periods of 2012 and 2011, 1.8 million and 5.5 million shares for a total of $104.3 million and $337.8 million, respectively.

Open market repurchases are being made under an authorization that runs until February 1, 2015 and allows up to $1.2 billion to be spent. Under this program, the Company repurchased 1.7 million and 5.5 million shares for $100.0 million and $336.2 million in the year-to-date periods of 2012 and 2011, respectively, and program to date through the end of September 2012, had spent $727.7 million to repurchase 13.9 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.5 times (as defined in the Company's Credit Agreement). For the four quarters ended September 2012, this ratio was slightly below the targeted 1.5 times. The Company expects to spend $100 million on open market share repurchases in the fourth quarter of 2012.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2012 and 2011, 70,183 and 30,108 shares were retained to fund withholding taxes, totaling $4.3 million and $1.6 million, respectively.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of September 29, 2012, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 1.94 percent on borrowings under the Credit Agreement. Of the Company's short-term borrowings as of September 29, 2012, $101.3 million was denominated in U.S. dollars and $137.6 million in euros. If short-term interest rates varied by 10 percent with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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

While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending September 29, 2012 and October 1, 2011, the cash flow impact of these currency hedges was an inflow of $1.9 million and an outflow of $4.2 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of September 29, 2012 were to buy euro $23.7 million and U.S. dollars $87.4 million and to sell Australian dollars $14.0 million; Japanese yen $28.8 million; Mexican peso $10.5 million; Swiss Francs $24.6 million and Turkish lire $16.0 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 29, 2012, the Company was in a net payable position of approximately $3.7 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2012 cost of sales will include $160 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $16 million compared with the prior year. For the third quarter of 2012, the Company estimates its cost of sales of the Tupperware® products it produced was about $0.5 million lower on a local currency basis, due to resin cost changes as compared with 2011. For the full year of 2012, the Company estimates its cost of sales of the Tupperware ® products it produces will be positively impacted by about $1 million, on a local currency basis, due to resin cost changes as compared with 2011. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of available favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
7/1/12 - 8/4/12	135,791	$52.61	135,791	$490,173,855
8/5/12 - 9/1/12	332,760	53.66	332,760	472,317,971
9/2/12 - 9/29/12	—	—	—	472,317,971
	468,551	$53.36	468,551	$472,317,971
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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed on November 6, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida
November 6, 2012