Form 10-K/A
period 2011-12-31
TUPPERWARE BRANDS CORP
filed 2013-01-09
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K/A
Amendment No. 1

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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Form 10-K of the Company for the fiscal year ended December 31, 2011, which was originally filed on February 28, 2012 (the “Original 10-K”). The purpose of this Amendment is to provide new Exhibits 31.1, 31.2, 32.1 and 32.2, which have been updated to reflect the appropriate Form reference.
The Original 10-K is being refiled in its entirety. However, except as set forth above, the Original 10-K has not been amended, updated, or otherwise modified. This Amendment does not reflect events occurring after February 28, 2012, the date of the Original 10-K, or modify or update those disclosures that may have been affected by subsequent events.

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
**101
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to the Consolidated Financial Statements, tagged in detail.

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
January 9, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS	Chairman and Chief Executive Officer and Director (Principal Executive Officer)
E.V. Goings

/s/ MICHAEL S. POTESHMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael S. Poteshman

/s/ NICHOLAS K. POUCHER	Vice President and Controller (Principal Accounting Officer)
Nicholas K. Poucher

*	Director
Catherine A. Bertini

*	Director
Susan M. Cameron

*	Director
Kriss Cloninger III

*	Director
Joe R. Lee

*	Director
Angel R. Martinez

*	Director
Antonio Monteiro de Castro

*	Director
Robert J. Murray

*	Director
David R. Parker

*	Director
Joyce M. Roche

*	Director
M. Anne Szostak

By:	/s/ THOMAS M. ROEHLK
Thomas M. Roehlk
Attorney-in-fact
January 9, 2013