Form 10-K
period 2012-12-29
TUPPERWARE BRANDS CORP
filed 2013-02-26
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
The aggregate market value of the voting and non-voting common equity on the New York Stock Exchange-Composite Transaction Listing on June 29, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,999,899,643.
As of February 21, 2013, 54,016,274 shares of the common stock, $0.01 par value, of the registrant were outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 24, 2013 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.
(a) General Development of Business
Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”) is a global direct seller of premium, innovative products across multiple brands and categories through an independent sales force of 2.8 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through the Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant's name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”), and on December 5, 2005, the Registrant acquired the direct-to-consumer businesses of Sara Lee Corporation.
(b) New York Stock Exchange-Required Disclosures
General. The address of the Registrant's principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant's directors are Catherine A. Bertini, Susan M. Cameron, Kriss Cloninger, III, E.V. Goings, Joe R. Lee, Angel R. Martinez, Antonio Monteiro de Castro, Robert J. Murray, David R. Parker, Joyce M. Roché and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Ms. Bertini, Ms. Cameron and Messrs. Cloninger (Chair), Martinez and Parker. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Roché (Chair), Ms. Szostak, and Messrs. Lee, Monteiro de Castro and Murray. The members of the Nominating and Governance Committee of the Board of Directors are Mr. Murray (Chair), Ms. Roché, Ms. Szostak, and Messrs. Cloninger and Parker. The members of the Executive Committee of the Board of Directors are Mr. Goings (Chair), Ms. Roché and Messrs. Cloninger, Murray and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is Robert J. Murray. The Registrant's officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant's transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant's shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.
Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Registrant's transfer agent and registrar through the Registrant's website free of charge (as soon as reasonably practicable after reports are filed with the SEC, in the case of periodic reports) by going to www.tupperwarebrands.com and searching under Investor Relations / SEC Filings and Governance Documents. The Chief Executive Officer of the Registrant has certified to the NYSE that he is not aware of any violation by the Registrant of NYSE corporate governance listing standards.
BUSINESS OF TUPPERWARE BRANDS CORPORATION
The Registrant is a worldwide direct-to-consumer company engaged in the manufacture and sale of Tupperware® products and cosmetics and personal care products under a variety of trade names, including Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics® and Nuvo®. Each business manufactures and/or markets a broad line of high quality products.

I. PRINCIPAL PRODUCTS
Tupperware. The core of the Tupperware product line consists of design-centric preparation, storage and serving solutions for the kitchen and home. Tupperware also has an established line of kitchen cookware and tools, microwave products, microfiber textiles and gifts. In addition to its traditional kitchen and home lines, such as the Modular Mates* and FridgeSmart* containers and Tupperware* Impressions serve ware, the Tupperware line has evolved towards truly lifestyle-oriented products and has leveraged its research and development expertise to bring new concepts to market, such as the Power Time Savers Extra Chef* food processor system, which simplifies and speeds up everyday meal preparation. In 2012, key launches contemporized Tupperware classics, leveraging Tupperware's design, engineering and manufacturing expertise to bring consumers the next generation of serving, fridge storage and microwave products. The new ranges offer enhanced consumer features and benefits without additional cost. These include the Blossom* serving range, Crystalwave* Generation II microwave reheatable line, Tupperware* MicroCook microwave cooking line and VentSmart* fridge storage line.
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
Beauty. In Beauty, the Company manufactures and distributes skin care products, cosmetics, bath and body care, toiletries, fragrances, jewelry and nutritional products.
New skin care products launched in 2012 include Bio Joven* Ginseng Energizing Anti-Wrinkle Facial Treatment, Armand Dupree* Revitalizing Anti-Wrinkle Treatment, Armand Dupree* Eye Contour Gel, Armand Dupree Reductive* Body Sculpting Gel and Herbal 3* Body Creams by Fuller Mexico; Regeneration* Tight, Firm and Fill* Extreme Tri-Peptide Complex, Regeneration* Tight, Firm and Fill* Extreme Lip Treatment and the BC Spa Bright line by BeautiControl; Nutrimetics Ultra Care+* Extreme Hand Repair, Nutrimetics Ultra Care+* Facial Rejuvenation Kit and Nutrimetics* Restore Anti-Aging Serum by Nutrimetics; as well as the Sun Caring* UV Protector Face Lotion and Natur Radiance* Moistrich Base by NaturCare.
Numerous new fragrances were also launched, such as Armand Dupree Red*, Tour Collection New York*, Scappare Fly* and celebrity fragrances, Espinoza Paz* and Galilea*, by Fuller Mexico; Sexy Red, BeautiControl Fancy*, Summer Mist, BC Man* and BeautiControl Spirit* by BeautiControl; Pink Diamond*, Avroy Shlain Delite Me*, After Midnight Gold* and Be Mine Tonight* by Avroy Shlain; and Armand Dupree Acqua*, Ornella Piü Fresh and Bella fragrances by Nuvo.
New additions to the Company's cosmetics ranges include Armand Dupree* Extra Glossy Lipstick from Fuller Mexico; BC Color Hydrating Lip Color from BeautiControl; Nutrimetics Hydra Brilliance* Lipstick, Colour Impact Eyeshadow and Pure Touch Blush from Nutrimetics; as well as a complete color cosmetics line under the brand name Colorfull*, which includes lipsticks, lip pencils, nail enamels, mascara, eye pencils and eye shadow, from Avroy Shlain.
Category expansions included baby care and jewelry by BeautiControl, with the BC Spa for Baby Collection and BC Jewelry which includes four jewelry collections, customized to correspond with BeautiControl's eBeauti Style online fashion diagnostic tool; and a family range including Camphor Cream, as well as a Naturals range which includes body butters by Avroy Shlain.
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

Tupperware Brands' products are sold around the world under eight brands: Tupperware, Armand Dupree, Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines its established market economy units as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand and the United States. All other units are classified as operating in emerging market economies. Businesses operating in emerging markets accounted for 61 percent of 2012 sales, while businesses operating in established markets accounted for the other 39 percent. For the past five fiscal years, 86 to 90 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
III. DISTRIBUTION OF PRODUCTS
The Company's products are distributed worldwide primarily through the “direct-to-consumer” method, under which products are sold by an independent sales force to consumers outside traditional retail store locations. The system facilitates the timely distribution of products to consumers, without having to work through retail intermediaries, and establishes uniform practices regarding the use of Tupperware Brands' trademarks and administrative arrangements, such as order entry, delivery and payment, along with the recruiting and training of the sales force.
Products are primarily sold directly to distributors, directors, managers and dealers (“sales force”) throughout the world. Where distributorships are granted, they have the right to market the Company's products using parties and other non-retail methods and to utilize Tupperware Brands' trademarks. The vast majority of the sales force are independent contractors and not employees of Tupperware. In certain limited circumstances, the Company has acquired ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.
In addition to the introduction of new products and development of new geographic markets, a key element of the Company's strategy is expanding its business by increasing the size of its sales force. Under the system, distributors, directors and managers recruit, train, and motivate a large number of dealers. Managers are developed from among the dealer group and promoted to assist in recruiting, training and motivating dealers, while continuing to sell products.
As of December 29, 2012, the Company's distribution system had approximately 1,800 distributors, 86,000 managers and 2.8 million dealers worldwide. During the year, 22 million group presentation sales events, or parties, took place worldwide.
Tupperware relies on the “party” method of sales, which is designed to enable the purchaser to appreciate, through demonstration, the features and benefits of the Company's products. Parties are held in homes, offices, social clubs and other locations. Products are also promoted through brochures mailed or given to people invited to attend parties and various other types of demonstrations. Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their friends, neighbors and relatives. Sales of products are supported through programs of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, the Company utilizes catalogs and television and magazine advertising, which help to increase its sales levels with hard-to-reach customers and generate leads for sales and new dealers. A significant portion of the Company's business is operated through distributors, many of whom stock inventory and fulfill orders of the sales force that are generally placed after orders have been received from end consumers. In other cases, the Company sells directly to the sales force, also generally after they have received a consumer order.
In 2012, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner's distribution channel, with a link back to the core business.

IV. COMPETITION
There are many competitors to Tupperware Brands' businesses both domestically and internationally. The principal bases of competition generally are marketing, price, quality and innovation of products, as well as competition with other “direct-to-consumer” companies for sales personnel and demonstration dates. Due to the nature of the direct-to-consumer industry, it is critical that the Company provides a compelling earnings opportunity for the sales force, along with developing new and innovative products. The Company maintains its competitive position, in part, through the use of strong incentives and promotional programs.
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
V. EMPLOYEES
The Registrant employs approximately 13,000 people, of whom approximately 1,000 are based in the United States.
VI. RESEARCH AND DEVELOPMENT
The Registrant incurred $18.9 million, $19.5 million and $17.8 million for fiscal years 2012, 2011 and 2010, respectively, on research and development activities for new products.
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
XI. EXECUTIVE OFFICERS OF THE REGISTRANT
Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 24, 2013).

Name and Age	Office and Experience
Edward R. Davis III, age 50	Vice President and Treasurer since May 2004.
R. Glenn Drake, age 60	Group President, Europe, Africa and the Middle East since August 2006.
Lillian D. Garcia, age 57
Executive Vice President and Chief Human Resources Officer, after serving as Executive Vice President and Area Vice President, Argentina, Uruguay, Venezuela and Ecuador from January 2011 to December 2012, and as Executive Vice President and President, Fuller Argentina since January 2010. Prior thereto, she served as Executive Vice President and Chief Human Resources Officer since August 2005.

E.V. Goings, age 67	Chairman and Chief Executive Officer since October 1997.
Josef Hajek, age 55	Senior Vice President, Tax and Governmental Affairs since February 2006.
Simon C. Hemus, age 63	President and Chief Operating Officer since January 2007.
Timothy A. Kulhanek, age 48	Vice President, Internal Audit and Enterprise Risk Management since June 2010 after serving as Vice President and Chief Financial Officer, BeautiControl, Inc., since August 2007.
Pablo Munoz, age 55	Group President, Americas, after serving as Group President, Latin America from January 2011 to September 2012, and as Area Vice President, Tupperware and Beauty, Latin America since January 2006.
Michael S. Poteshman, age 49	Executive Vice President and Chief Financial Officer since August 2004.
Nicholas K. Poucher, age 51	Vice President and Controller since August 2007.
Thomas M. Roehlk, age 62	Executive Vice President, Chief Legal Officer & Secretary since August 2005.
Christian E. Skroeder, age 64	Group President, Asia Pacific since January 2009, after serving as Senior Vice President, Worldwide Market Development since April 2001.

Positions and Offices Held and Principal Occupations
of Employment During Past Five Years

Name and Age	Office and Experience
Jose R. Timmerman, age 64
Executive Vice President, Supply Chain Worldwide since February 2010, after serving as Senior Vice President, Supply Chain since March 2009 and Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 52	Vice President and Chief Technology Officer since August 2002.
William J. Wright, age 50
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
Sales Force Factors
The Company’s products are marketed and sold through the "direct-to-consumer" method of distribution, in which products are primarily marketed and sold to consumers, without the use of retail establishments, by a sales force made up of independent contractors. This distribution system depends upon the successful recruitment, retention and motivation of a large force of sales personnel to grow and compensate for a high turnover rate. The recruitment and retention of sales force members is dependent upon the competitive environment among direct-to-consumer companies and upon the general labor market, unemployment levels, general economic conditions, and demographic and cultural changes in the workforce. The motivation of the sales force is dependent, in part, upon the effectiveness of compensation and promotional programs of the Company, the competitiveness of the same compared with other direct-to-consumer companies, the introduction of new products and the ability to advance through the sales force structure.
The Company’s sales are directly tied to the activity levels of its sales force, which is in large part a temporary working activity for sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per order, the amount of sales per sales force member, the mix of high-margin and low-margin products sold at parties and elsewhere, and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow its revenue base that may lead to the inaccurate perception that the independent sales force system is at risk of being phased out.
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

The Company derived 90 percent of its net sales from operations outside the United States in 2012. Because of this, movement in exchange rates may have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the euro, the Indonesian rupiah and the Mexican peso. Business units in which the Company generated at least $100 million of sales in 2012 included Brazil, Tupperware France, Germany, Indonesia, Malaysia/Singapore, Fuller Mexico, Tupperware Mexico, and Tupperware United States and Canada. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. This is a particular issue currently in Venezuela.
Legal and Regulatory Issues
The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct-to-consumer companies for various reasons, including the limitation on the ability of direct-to-consumer companies to operate through direct sales without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations on the products which can be produced locally or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct-to-consumer companies with whom they may be associated, triggering employment-related taxes on the part of the direct-to-consumer companies. The U.S. government may impose restrictions on the Company's ability to engage in business in a foreign country in connection with the foreign policy of the United States.

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

General Business Factors
The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics, political instability and public scrutiny of the direct-to-consumer channel, may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or cost of the Company’s plastic products. The Company is also subject to frequent product copying, counterfeiting and other intellectual property infringement, which may be difficult to police and prevent, depending upon the availability of intellectual property rights, the ability to identify the source of such activities and the existence and enforceability of laws affording protection to Company property. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, may be relevant to performance as well.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and distribution facilities in Brazil, France, Greece, Indonesia, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases significant manufacturing and distribution facilities in Belgium, China, India and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Belgium, Mexico and New Zealand. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.
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

As part of the 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation, that company indemnified the Registrant for any liabilities arising out of any existing litigation at that time and for certain legal and tax matters arising out of circumstances that might relate to periods before or after the date of that acquisition.

Item 4.    Mine Safety Procedures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Registrant has not sold any securities in 2010 through 2012 that were not registered under the Securities Act of 1933. As of February 21, 2013, the Registrant had 58,628 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 19 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 29, 2007 and that all dividends were reinvested. The Company's stock is included in both indices.

Cumulative Shareholder Return

250
200
150
100
50
Return %
12/29/07
12/27/08
12/26/09
12/25/10
12/31/11
12/29/12
Time Period
Tupperware Brands Corporation
S&P 400 Mid-Cap

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/29/2007	100.00	100.00	100.00
12/27/2008	64.73	60.62	57.83
12/26/2009	152.50	88.63	94.27
12/25/2010	159.67	110.70	124.57
12/31/2011	189.23	108.40	125.47
12/29/2012	217.08	125.76	151.66

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following information relates to the repurchase by the Registrant of its equity securities during each month of the fourth quarter of the Registrant's fiscal year covered by this report:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
9/30/12-11/3/12	192,800	$60.58	192,800	$460,638,113
11/4/12-12/1/12	885,700	63.12	885,700	404,736,085
12/2/12-12/29/12	493,700	65.66	493,700	372,319,383
	1,572,200	$63.60	1,572,200	$372,319,383
____________________

(a)
The Company's Board of Directors approved, in October 2011, a program for repurchasing shares with an aggregate cost up to $1.2 billion until February 1, 2015. In January 2013, the Company's board further increased the share repurchase authorization by $800 million to $2 billion. The revised authorization is effective until February 1, 2017.

Item 6.	Selected Financial Data.
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's audited consolidated financial statements which, for the data presented for fiscal years 2012 and 2011 and for some data presented for 2010, are included as Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this report.
Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in Asia Pacific; the Company’s Central America businesses in Tupperware North America; the Nutrimetics businesses in Europe and Asia Pacific (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from the 2010, 2009 and 2008 fiscal years has been revised to conform to the new segment presentation. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2011 fiscal year contained 53 weeks as compared with 52 weeks for the other fiscal years presented.

(in millions, except per share amounts)	2012	2011	2010	2009	2008
Operating results
Net sales:
Europe	$791.4	$848.9	$796.0	$768.9	$789.2
Asia Pacific	780.7	714.0	584.0	494.0	451.8
Tupperware North America	344.8	352.0	331.5	296.9	306.4
Beauty North America	348.3	395.5	406.0	391.6	460.7
South America	318.6	274.6	182.9	176.1	153.7
Total net sales	$2,583.8	$2,585.0	$2,300.4	$2,127.5	$2,161.8
Segment profit (loss):
Europe	$131.6	$148.3	$147.1	$141.8	$121.2
Asia Pacific	172.7	147.0	111.8	84.9	65.3
Tupperware North America	63.7	58.4	52.8	40.3	29.2
Beauty North America	30.2	37.9	58.9	52.2	60.5
South America (a)	61.0	48.6	24.4	12.7	(4.5)
Unallocated expenses	(62.6)	(58.9)	(56.8)	(51.9)	(39.8)
Gain on disposal of assets including insurance recoveries, net (b),(c)	7.9	3.8	0.2	21.9	24.9
Re-engineering and impairment charges (a)	(22.4)	(7.9)	(7.6)	(8.0)	(9.0)
Impairment of goodwill and intangible assets (d)	(76.9)	(36.1)	(4.3)	(28.1)	(9.0)
Interest expense, net (e)	(32.4)	(45.8)	(26.8)	(28.7)	(36.9)
Income before income taxes	272.8	295.3	299.7	237.1	201.9
Provision for income taxes	79.8	77.0	74.1	62.0	40.5
Net income	$193.0	$218.3	$225.6	$175.1	$161.4
Basic earnings per common share (f)	$3.49	$3.63	$3.60	$2.80	$2.61
Diluted earnings per common share (f)	$3.42	$3.55	$3.53	$2.75	$2.55
Profitability ratios
Segment profit as a percent of sales:
Europe	17%	17%	18%	18%	15%
Asia Pacific	22	21	19	17	14
Tupperware North America	19	17	16	14	10
Beauty North America	9	10	15	13	13
South America (a)	19	18	13	7	na
Return on average equity (g)	37.4	30.0	31.7	31.6	29.3
Return on average invested capital (h)	18.7	20.5	21.4	18.1	15.8

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008
Financial Condition
Cash and cash equivalents	$119.8	$138.2	$248.7	$112.4	$124.8
Net working capital	72.0	96.0	348.8	236.3	252.3
Property, plant and equipment, net	298.8	273.1	258.0	254.6	245.4
Total assets	1,821.8	1,822.6	1,991.7	1,818.8	1,789.8
Short-term borrowings and current portion of long-term obligations	203.4	195.7	1.9	1.9	3.8
Long-term obligations	414.4	415.2	426.8	426.2	567.4
Shareholders’ equity	479.1	500.8	789.8	637.7	474.0
Current ratio	1.10	1.14	1.70	1.51	1.56
Other Data
Net cash provided by operating activities	$298.7	$274.7	$299.5	$250.9	$131.0
Net cash used in investing activities	(64.8)	(68.9)	(46.1)	(26.9)	(39.1)
Net cash used in financing activities	(252.5)	(300.9)	(103.9)	(227.8)	(66.5)
Capital expenditures	75.6	73.9	56.1	46.4	54.4
Depreciation and amortization	49.6	49.8	49.7	51.7	60.6
Common Stock Data
Dividends declared per share	$1.44	$1.20	$1.05	$0.91	$0.88
Dividend payout ratio (i)	41.3%	33.1%	29.2%	32.5%	33.7%
Average common shares outstanding (thousands):
Basic	55,271	60,046	62,550	62,374	61,559
Diluted	56,413	61,432	63,845	63,403	62,976
Period-end book value per share (j)	$8.49	$8.15	$12.37	$10.10	$7.51
Period-end price/earnings ratio (k)	18.3	15.8	13.7	17.1	8.1
Period-end market/book ratio (l)	7.4	6.9	3.9	4.7	2.8
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

b.
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. There were no land sales in the 2012, 2010 or 2009 fiscal years. During 2011 and 2008 fiscal years, pretax gains from these sales were $0.7 million and $2.2 million, respectively, and were included in gains on disposal of assets including insurance recoveries, net.

c.	Included in gain on disposal of assets including insurance recoveries, net are:

•
Pretax gains of $0.2 million in 2012, $3.0 million in 2011 and $1.1 million in 2008, as a result of respective insurance recoveries from flood damage in Venezuela in 2012, Australia in 2011 and France and Indonesia in 2008;

•	Pretax gains of $7.5 million in 2012 from the sale of a facility in Belgium, and $0.2 million and $2.9 million in 2010 and 2009, respectively, from the sale of property in Australia;

•	Pretax gains of $19.0 million and $22.2 million in 2009 and 2008, respectively, as a result of insurance recoveries associated with a 2007 fire in South Carolina;

•	A pretax loss of $0.6 million in 2008, as a result of asset disposals in the Philippines; and

•	A pretax gain of $0.2 million of equipment sales in 2012.

d.
Valuations completed on the Company’s intangible assets resulted in the conclusion that certain tradenames and goodwill values were impaired. This resulted in non-cash charges of $76.9 million, $36.1 million, $28.1 million and $9.0 million in 2012, 2011, 2009 and 2008, respectively. In 2010, the Company recorded a $4.3 million impairment related to certain intangibles and goodwill, associated with a decision by the Company to cease operating its Swissgarde business as an independent entity. See Note 6 to the Consolidated Financial Statements.

e.
In 2011, the Company entered into new credit agreements, which resulted in a non-cash write-off of deferred debt costs to interest expense of $0.9 million. In connection with the termination of the previous credit facilities, the Company also impaired certain floating-to-fixed interest rate swaps resulting in interest expense of $18.9 million.

f.
On December 28, 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share-based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The net income available to common shareholders for 2009 - 2012, were computed in accordance with this guidance. The prior period has been retrospectively adjusted, resulting in a $0.01 reduction in 2008 diluted and basic earnings per share. The Company had 0.2 million, 0.2 million and 0.4 million of unvested share-based payment awards outstanding for 2010, 2009 and 2008, respectively, which were classified as participating securities under this guidance. The Company had no unvested share-based payment awards classified as participating securities in 2012 and 2011.

g.	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

h.
Return on average invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 38%, by average shareholders’ equity plus debt, for the last five quarters.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2012 compared with 2011 and 2011 compared with 2010, and changes in financial condition during 2012. The Company’s fiscal year ends on the last Saturday of December and, as a result, included 52 weeks during 2012 and 2010, as compared with 53 weeks in 2011. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.
The Company's primary means of distributing its products is through independent sales organizations and individuals, which in many cases are also its customers. The vast majority of the Company's products are, in turn, sold to end customers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company's primary business drivers are the size, activity and productivity of its independent sales organizations.
As exchange rates are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers' ability to understand those results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been the exchange rates in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis or "excluding the impact of foreign currency." These results should be considered in addition to, not as a substitute for, results reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results on a local currency basis may not be comparable to similarly titled measures used by other companies.
Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.
Overview
(Dollars in millions, except per share amounts)
Total Company results 2012 vs 2011

	52 weeks ended	53 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 29, 2012	December 31, 2011
Net sales	$2,583.8	$2,585.0	—%		5%	$(127.3)
Gross margin as a percent of sales	66.9%	66.6%	0.3	pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.5%	51.8%	(0.3	)pp	na	na
Operating income	$306.5	$342.3	(10)%		(2)%	$(29.3)
Net income	193.0	218.3	(12)		(2)	(22.2)
Net income per diluted share	3.42	3.55	(4)		7	(0.36)

Total Company results 2011 vs 2010

	53 weeks ended	52 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 31, 2011	December 25, 2010
Net sales	$2,585.0	$2,300.4	12%		9%	$69.1
Gross margin as percent of sales	66.6%	66.7%	(0.1	)pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.8%	51.9%	(0.1	)pp	na	na
Operating income	$342.3	$329.4	4%		1%	$8.7
Net income	218.3	225.6	(3)		(6)	6.5
Net income per diluted share	3.55	3.53	1		(2)	0.11
____________________
na    not applicable
pp    percentage points

Sales
Reported sales decreased slightly in 2012 compared with 2011. This included an estimated 1 percentage point negative impact on the comparison from the extra week in 2011. Excluding the impact of changes in foreign currency exchange rates sales increased 5 percent, reflecting strong growth in the Company’s emerging market economy businesses, while its sales in established market economy businesses were down slightly compared with 2011. The Company defines its established markets as those in Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company’s emerging markets accounted for 61 and 59 percent of reported sales in 2012 and 2011, respectively. The 2012 reported sales in the emerging markets were up 4 percent compared with the prior year, including a negative $89.7 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ had strong growth of 11 percent. The strong results in the emerging markets were led by Brazil, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. This primarily reflected increases in their total and active sales forces, other than in Venezuela where the increase primarily reflected inflation related price increases. Among the emerging markets, those with notable declines in local currency sales were Fuller Mexico, due to a smaller and less active sales force in light of heavy promotional investments made in 2011 that were not repeated to the same extent, and Tupperware South Africa due to less sales force productivity. In South Africa, this reflected the impact on confidence of the sales force in light of counterfeit and knocked-off product in the market place and a generally weak consumer spending environment. The Company’s established market businesses' sales were down 6 percent in U.S. dollars, including a negative $37.6 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales in these markets were down 3 percent. Among these units, there were local currency decreases in BeautiControl and Tupperware United States and Canada due to smaller and less active sales forces, as well as in Tupperware France, reflecting lower productivity. These decreases were partially offset by an increase in Germany, reflecting continued strength in sales force recruiting.

Reported sales increased 12 percent in 2011 compared with 2010. This increase included an estimated 1 percentage point positive impact from the extra week in 2011 compared with 2010. Excluding the impact of changes in foreign currency exchange rates, sales increased 9 percent, reflecting strong growth in the Company’s emerging market economy businesses, while sales in established market economy businesses were about even with 2010. The Company’s emerging markets accounted for 59 and 56 percent of reported sales in 2011 and 2010, respectively. The 2011 reported sales in the emerging markets were up 18 percent compared with the prior year, including a positive $19.6 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ had strong growth of 16 percent. The strong results in the emerging markets were led by Brazil, India, Indonesia, Malaysia/Singapore, Turkey and Venezuela. The core businesses in all of these units performed well through increases in their total and active sales forces, along with higher sales per active sales force member in most units. Of the emerging markets, Russia had the most notable decline in local currency sales compared with 2010, due to a lower sales force size with less activity, as the Company worked to strengthen its top independent sales force leaders. The decrease also reflected continued difficulties in the consumer spending environment. The Company’s established market businesses were up 5 percent in 2011 reported sales, including a positive $49.6 million impact on the comparison from changes in foreign currency exchange rates. Excluding the foreign exchange benefit, sales in these markets were even with 2010. Germany, Italy and Tupperware United States and Canada were the units with the most significant sales growth during the year, reflecting larger and more productive sales forces, offset by declines by Tupperware Australia and BeautiControl, due to smaller and less active sales forces.
Specific segment impacts are further discussed in the Segment Results section.
Gross Margin
Gross margin as a percentage of sales was 66.9 percent in 2012 and 66.6 percent in 2011. The increase of 0.3 percentage points ("pp") was primarily due to a better product mix, improved merchandising and slightly less promotional pricing (1.2 pp) and lower inventory obsolescence (0.1 pp).  These improvements were partially offset by increased manufacturing costs, in part due to the lower absorption of fixed costs from lower sales volume in certain markets, mainly in Europe and Tupperware North America (0.8 pp), and a less favorable country mix as sales fell in some units with high gross margins (0.2 pp).
Gross margin as a percentage of sales was 66.6 percent in 2011 and 66.7 percent in 2010. The decrease was primarily due to higher resin costs of $16 million (0.6 pp), partially offset by the leverage on fixed costs from higher sales volume in certain markets (0.2 pp), changes in estimates of certain non-income tax costs (0.1 pp) and reduced inventory obsolescence (0.2 pp).
Operating Expenses
Delivery, sales and administrative expense (DS&A) as a percentage of sales was 51.5 percent in 2012, compared with 51.8 percent in 2011. The lower DS&A percentage in 2012 was mainly due to lower commission expenses (0.3 pp), lower promotion expenses (0.4 pp) and lower marketing expenses (0.1pp). Partially offsetting these improvements was an overall increase in operating expenses and the impact of a stronger U.S. dollar that offset some of the normal benefit of the leverage on higher sales on the dollar-denominated fixed cost elements of this caption (0.5 pp).
DS&A as a percentage of sales was 51.8 percent in 2011, compared with 51.9 percent in 2010. The lower DS&A percentage in 2011 was mainly due to lower commission expenses (0.4 pp), the absence of out-of-period amounts recorded in Russia (0.2 pp) in 2010, and leverage from higher sales volume due to the fixed nature of a portion of the costs included in this caption. Partially offsetting these improvements was higher spending on promotions (0.4 pp) and marketing (0.2 pp), reflecting efforts to grow the sales force size and build brand recognition and appreciation in certain markets. Also, the normal benefit of the leverage on higher sales was offset by the impact of the strengthening of certain foreign currencies against the U.S. dollar on non-dollar-denominated fixed cost elements of this caption.

The Company segregates corporate operating expenses into allocated and unallocated expenses based upon the time spent managing segment operations. The allocated costs are then apportioned to each segment based upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses for 2012 increased $3.7 million compared with 2011, reflecting higher incentive and equity compensation due to improved operating results, as well as impacts from variations in foreign exchange rates.
Total unallocated expenses for 2011 increased $2.1 million compared with 2010, largely reflecting impacts from variations in certain foreign exchange rates.
As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.
Included in 2012 net income were pretax charges of $22.4 million for re-engineering and impairment charges, compared with $7.9 million and $7.6 million in 2011 and 2010, respectively. These charges are discussed in the re-engineering costs section following.
The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. The Company conducts an annual assessment of goodwill and intangible assets in the third quarter of each year, other than for BeautiControl where the annual valuation is performed in the second quarter, and in other quarters in the event of a change in circumstances that would lead the Company to believe that a triggering event for impairment may have occurred. Refer to Note 6 of the Consolidated Statements.
During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million related to the goodwill in the BeautiControl United States and Canada business. This was a result of the rates of growth of sales, profit and cash flow and expectations for future performance that were below the Company's previous projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their previous trend line and it became apparent that they would fall significantly short of previous expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare, relating to declines in the rates of growth of sales, profit and cash flows in the Japanese market, led to interim impairment testing in both these businesses, as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that increased the discount rates used in the valuations versus those used previously. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of then current operating trends and expected future results, as well as the macroeconomic factors that increased the discount rates used in the valuations.
During the third quarter of 2011, the financial results of Nutrimetics were below expectations. The Company also made at that time, the decision to cease operating its Nutrimetics business in Malaysia. As a result, the Company lowered its forecast of future sales and profit. The result of the impairment tests was to record a $31.1 million impairment to the Nutrimetics goodwill in the Asia Pacific reporting unit and a $5.0 million impairment to its tradename.
During 2010, the Company decided it would cease operating its Swissgarde unit. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired. Hence, in the fourth quarter of 2010, the Company recorded a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to a sales force intangible and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit. During 2011, the Company sold its interest in Swissgarde for $0.7 million that resulted in a gain of $0.1 million.

The Company continues working on its program to sell land for development near its Orlando, Florida headquarters, which began in 2002. During 2011, a pretax gain of $0.7 million was recognized as a result of a sale under this program. There were no land sales under this program in 2012 or 2010 due to negative developments in the real estate market, including ramifications of the credit crisis in the United States. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $67.7 million and currently are expected to be up to an additional $100 million when the program is completed. The carrying value of the remaining land included in the Company's land sales program was $23.2 million as of December 29, 2012. This amount was included in property, plant and equipment held for use within the Consolidated Balance Sheet as it is not considered probable that any land sales will be completed within one year.
In 2012, the Company recognized a $7.5 million pretax gain from the sale of its old manufacturing facility in Belgium, and in 2010, the Company recorded a pretax gain of $0.2 million from the sale of property in Australia.
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

	2012	2011	2010
Re-engineering and impairment charges	$22.4	$7.9	$7.6
Cost of products sold	0.2	1.7	—
Total pretax re-engineering costs	$22.6	$9.6	$7.6
The Company recorded re-engineering and impairment charges of $5.3 million, $5.9 million and $6.5 million in 2012, 2011 and 2010, respectively, related to severance costs incurred to reduce head count in various units, mainly due to implementing changes in the businesses' management structures. These costs were primarily related to operations in Argentina, Australia, Fuller Mexico, Japan and exiting the Nutrimetics businesses in Greece and the United Kingdom in 2012; France, Fuller Mexico, Japan and Malaysia in 2011; and Australia, France and Japan in 2010. In 2012, re-engineering and impairment charges included $0.9 million in exit costs, primarily related to the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom. Also in connection with the liquidation of the Nutrimetics business in the United Kingdom, the Company incurred a $16.2 million non-cash charge that related to the reclassification of currency translation adjustments from accumulated other comprehensive income into operating income, as well as a $0.2 million charge to cost of sales for inventory obsolescence. In 2011, re-engineering and impairment charges also included $1.3 million related to the decision to merge the Nutrimetics and Tupperware businesses in Malaysia and $0.7 million related to asset impairments, exit activities and relocation costs as well as a $1.7 million charge to cost of sales for inventory obsolescence. In 2010, re-engineering and impairment charges also included $1.1 million related to moving costs and the impairment of property, plant and equipment associated with the relocation of a manufacturing facility in Japan.
See also Note 2 to the Consolidated Financial Statements, regarding the Company's re-engineering actions.
Net Interest Expense
Net interest expense was $32.4 million in 2012, compared with $45.8 million in 2011. Excluding the impact of the non-cash interest rate swap impairment charge recorded in 2011 of $18.9 million and the write-off of deferred debt issuance costs of $0.9 million, interest expense increased due to higher borrowing levels and higher weighted average interest rates.

Net interest expense was $45.8 million in 2011, compared with $26.8 million in 2010. This increase reflected the $18.9 million cost from the impairment of floating-to-fixed interest swaps, along with the write-off of deferred debt costs. This was partially offset by higher interest income earned on higher average cash balances held during 2011 in Brazil, China and India.
Tax Rate
The effective tax rates for 2012, 2011 and 2010 were 29.3, 26.1 and 24.7 percent, respectively. The comparatively higher 2012 tax rate was due to the impact of nondeductible goodwill impairment charges. As a result of tax law changes in Mexico, an election was made during 2011 that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred in 2011, additional costs of $16.0 million associated with the repatriation of foreign earnings. During 2011, the Company decided to repatriate earnings from Australia and certain other foreign units that were previously determined to be indefinitely reinvested in order to take advantage of historically favorable exchange rates. The effective tax rates for 2012, 2011 and 2010 are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates.
Tax rates are affected by many factors, including the global mix of earnings, changes in tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. At December 29, 2012 and December 31, 2011, the Company had valuation allowances against certain deferred tax assets totaling $103.1 million and $96.0 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements for additional discussions of the Company's methodology for evaluating deferred tax assets.
As of December 29, 2012 and December 31, 2011, the Company's gross unrecognized tax benefit was $24.9 million and $28.6 million, respectively. During the year ended December 29, 2012, the accrual for uncertain tax positions decreased $4.5 million due to the expiration of the statute of limitations in various jurisdictions. The accrual also increased for positions being taken during the year in various tax filings. The accrual is further impacted by changes in foreign exchange rates.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.8 million. For the remaining balance as of December 29, 2012, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Net Income
For 2012, operating income decreased 10 percent compared with 2011, which included an 8 percent negative impact on the comparison from changes in foreign currency exchange rates. Net income decreased 12 percent on a reported basis, primarily reflecting the negative impact from changes in foreign currency exchange rates. Excluding the impact of foreign exchange rates, net income was 2 percent lower than 2011. The decrease was due to the impact of lower sales by Beauty North America and a higher level of operating expenses in Europe, as well as lower gross margin from lower manufacturing volume in Europe. There were also non-cash charges related to higher goodwill and intangible asset impairment charges in 2012, as well as $16.2 million related to the reclassification of currency translation adjustments from accumulated other comprehensive income into operating income as a result of the liquidation of the Nutrimetics business in the United Kingdom. There was also a higher income tax rate in 2012 than in 2011, primarily reflecting the impact of the higher nondeductible foreign goodwill impairment charges. These decreases were partially offset by the higher profit achieved from the businesses in Asia Pacific and South America based on the contribution margin on higher sales, while Tupperware North America had lower operating expenses that led to higher profit despite local currency sales that were even with 2011. In addition, the year-over-year comparison also benefited from not having the $18.9 million impairment charge associated with interest rate swaps recorded in 2011 as well as a $7.5 million gain from the sale of an old manufacturing facility in Belgium in 2012.
For 2011, operating income increased 4 percent compared with 2010, which included a 3 percent positive impact on the comparison from changes in foreign currency exchange rates. Net income decreased 3 percent on a reported basis, and this included a positive 3 percent impact from changes in foreign currency exchange rates. The businesses in Asia Pacific, Tupperware North America, and South America achieved higher profit based on the contribution margin on higher sales. These increases were offset by the impact of lower sales by Beauty North America, as well as higher levels of promotional spending in Europe and Beauty North America, along with the $36.1 million impairment of goodwill and intangible assets of the Nutrimetics businesses and $19.8 million in costs incurred from the impairment of interest rate swaps and the write-off of deferred debt issuance costs in connection with the repayment of the underlying debt in the second quarter of 2011. There was also a higher income tax rate in 2011 than in 2010, primarily reflecting the impact of the nondeductible foreign goodwill impairment charges.
International operations accounted for 90 percent of the Company's sales in both 2012 and 2011 and 88 percent in 2010. They accounted for 98, 99 and 96 percent of the Company’s net segment profit in 2012, 2011 and 2010, respectively.

Segment Results 2012 vs. 2011

(Dollars in millions)	2012	2011	Change			Change excluding the impact of foreign exchange			Foreign exchange impact	Percent of total
			Dollar	Percent						2012	2011
Net Sales
Europe	$791.4	$848.9	$(57.5)	(7)%		1%			$(62.0)	31%	33%
Asia Pacific	780.7	714.0	66.7	9		12			(17.1)	30	27
Tupperware North America	344.8	352.0	(7.2)	(2)		—			(7.1)	13	14
Beauty North America	348.3	395.5	(47.2)	(12)		(9)			(14.3)	14	15
South America	318.6	274.6	44.0	16		29			(26.8)	12	11
Total net sales	$2,583.8	$2,585.0	$(1.2)	—		5%			$(127.3)	100%	100%
Segment profit
Europe	$131.6	$148.3	$(16.7)	(11)%		(4)%			$(11.2)	29%	34%
Asia Pacific	172.7	147.0	25.7	17		23			(6.4)	38	33
Tupperware North America	63.7	58.4	5.3	9		13			(1.9)	14	13
Beauty North America	30.2	37.9	(7.7)	(20)		(14)			(2.6)	6	9
South America	61.0	48.6	12.4	25		42			(5.6)	13	11
Segment profit as a percent of sales
Europe	16.6%	17.5%	na	(0.9	)pp	(0.8	)pp	(0.1	)pp	na	na
Asia Pacific	22.1	20.6	na	1.5		1.9			(0.4)	na	na
Tupperware North America	18.5	16.6	na	1.9		2.1			(0.2)	na	na
Beauty North America	8.7	9.6	na	(0.9)		(0.6)			(0.3)	na	na
South America	19.1	17.7	na	1.4		1.7			(0.3)	na	na
____________________

pp	Percentage points

na	Not applicable
Europe
Reported sales decreased 7 percent in 2012 compared with 2011. Excluding the impact of foreign currency exchange rates, sales increased 1 percent. The slight improvement was due to a local currency increase in the Company’s established markets, which are composed of Western Europe, including Scandinavia. The increase in these markets was driven by Germany, the largest market in the segment, and Scandinavia, primarily reflecting larger and slightly more productive sales forces, and was partially offset by a decreases at Tupperware France due to lower productivity resulting from the social and political environment in that market in 2012.
Emerging markets accounted for $271.7 and $298.1 million of reported net sales in this segment in 2012 and 2011, respectively, which represented 34 percent and 35 percent of reported net segment sales. Local currency sales in the emerging markets were about even with 2011. The most significant growth in these markets was in Turkey, due to a larger sales force from improved recruiting and lower turnover, as well as increased activity during significant promotional campaigns. Positive results also came from the Avroy Shlain beauty business in South Africa, reflecting a larger sales force, as well as modest growth in Russia due to greater productivity. This growth was offset by a significant sales decrease in Tupperware South Africa, reflecting a less productive sales force due to the impact on confidence and decrease in sales leadership associated with counterfeit and knocked off product issues, as well as a more challenging consumer spending environment.

For 2012, compared with 2011, segment profit decreased $16.7 million, or 11 percent. Segment profit as a percentage of sales at 16.6 percent decreased 0.9 percentage points from 2011. Excluding the impact of foreign currency exchange rates, segment profit decreased 4 percent. On a local currency basis, the decrease in segment profit primarily reflected the decline in sales in Tupperware France and Tupperware South Africa, lower gross margin due to the impact on cost per unit of low production volume, as well as overall increased operating expenses. These impacts were partially offset by increased profit from higher sales in Germany, Scandinavia and Turkey, as well as a profit increase in Russia due to lower operating costs.
The negative impact of foreign currency rates on the year-over-year comparison of sales and profit for the entire segment was primarily attributable to the weaker euro and South African rand versus the U.S. dollar.
Asia Pacific
Reported sales in Asia Pacific increased 9 percent in 2012, reflecting significant growth by the emerging market businesses. Excluding the impact of foreign currency exchange rates, the segment's sales increased 12 percent. Emerging markets include China, India, Indonesia, Korea, Malaysia/Singapore, the Philippines and Thailand, and accounted for $593.1 million and $511.5 million, or 76 and 72 percent, of the sales in this segment in 2012 and 2011, respectively. Total emerging market sales increased $81.6 million, or 16 percent, in 2012 compared with 2011. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $16.7 million. Excluding the impact of foreign currencies, these markets' sales increased by 20 percent in 2012, primarily from substantial growth in India, Indonesia and Malaysia/Singapore. India grew primarily from a larger active sales force, in part reflecting continued market penetration into new, densely populated areas. Growth in Indonesia, which is the Company's largest housewares unit, was attributable to continued strength in recruiting and retention resulting from well received sales force activity initiatives and attractive consumer offers. Malaysia/Singapore drove an increased sales force activity rate through strong marketing and merchandising campaigns and successful new product launches.
Reported sales in the established markets decreased 7 percent. The impact of changes in foreign currency exchange rates was minimal in the established markets. The more significant decreases in local currency were in Nutrimetics Australia, due to a smaller and less active sales force, and Tupperware Japan, reflecting lower productivity as it continued to shift its product mix toward core housewares categories that, on average, have lower price points than non-core categories.
Total segment profit increased $25.7 million, or 17 percent, in 2012. Segment profit as a percentage of sales at 22.1 percent was higher than 2011 by 1.5 percentage points. The segment profit comparison was negatively impacted by changes in foreign currency, and excluding this impact, segment profit increased 23 percent compared with 2011. The increase was mainly from the improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending, as well as more efficient promotional spending. These were partially offset by lower profit at Nutrimetics Australia and Tupperware Japan, reflecting the lower sales volume.
The negative impact from foreign currencies on the sales and profit comparison of 2012 with 2011 was mainly attributable to the Indian rupee and the Indonesian rupiah.
Tupperware North America
Reported sales decreased 2 percent in 2012 compared with 2011. Excluding the impact of foreign currency exchange rates, sales were even with the prior year, reflecting strong growth in Tupperware Mexico due to a larger sales force. This increase was offset by a decrease at Tupperware United States and Canada, as less promotionally driven recruiting initiatives led to a smaller and less active sales force.
Segment profit increased $5.3 million, or 9 percent, in 2012 compared with 2011. Segment profit as a percentage of sales at 18.5 percent was 1.9 percentage points higher in 2012 than in 2011. The improvement was primarily in Mexico due to higher sales volume and an improved gross margin from more efficient manufacturing during the year. Notwithstanding the decrease in sales in the United States and Canada, profit in this unit increased slightly due to a higher realized gross margin percentage and less aggressive promotional spending.

Beauty North America
Reported sales for this segment were down 12 percent in 2012. Excluding the impact of foreign currency exchange rates, sales decreased 9%. This decrease was primarily a result of smaller and less active sales forces in both Fuller Mexico, due to higher field manager turnover, and BeautiControl, from higher achievement standards for awards and fewer promotionally driven initiatives compared with 2011.
Segment profit decreased $7.7 million, or 20 percent, in 2012 compared with 2011. Segment profit as a percentage of sales, at 8.7 percent, was 0.9 percentage points lower than 2011. Foreign currency exchange rates negatively impacted the comparison by $2.6 million, or 6 percent. The decrease in profit was largely due to lower sales and a slightly lower gross margin percentage due to promotional pricing of certain products at Fuller Mexico. This was partially offset by value chain improvements at BeautiControl compared with 2011.
South America
Reported sales for this segment increased 16 percent in 2012 compared with 2011. Excluding the impact of changes in foreign currency exchange rates, sales increased 29 percent. The increase was mainly in Brazil and Venezuela. In Brazil, the increase was driven by a larger sales force as a result of strong recruiting programs and less turnover, and higher prices in light of consumer inflation, while in Venezuela, the increase was due primarily to higher prices as well as a larger sales force. The Company estimates that half of the overall local currency sales increase for the segment was due to price increases.
Segment profit increased $12.4 million, or 25 percent, in 2012 compared with 2011. Segment profit as a percentage of sales, at 19.1 percent, was 1.4 percentage points higher than in 2011. Excluding the impact of foreign currency exchange rates, segment profit increased 42 percent. The increase in profit was primarily due to the contribution margin from the significantly higher sales volume and the leverage these higher sales had on the fixed cost components of the value chain.
The Company had expected to implement during 2012, the registration of certain of its independent sales force members under new requirements of the social security system in Brazil. While most of the changes involved in the process were implemented in the fourth quarter of the year, due to changes in some of the governmental regulations and process, the remainder of the implementation is now expected to take place in 2013. While there could be a financial impact to the Company as the result of this change, any adverse impact is not expected to be significant.
The Company uses the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S dollar. There were no changes to this rate in 2012; however, in February 2013, the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar and abolished the banded exchange rate. Venezuela continues to be deemed hyper-inflationary for accounting purposes. As a result, assuming the 6.3 exchange rate is the rate used by the Company and remains in effect for the rest of 2013, the Company estimates it will record expense associated with the devaluation's impact on its net monetary assets and inventory produced and procured prior to the February 2013 devaluation, of $4 million in the first quarter and $1 million in the second quarter of 2013. To illustrate the sensitivity of potential future changes in the exchange rate, if the exchange rate were to further devalue to 18 bolivars to the U.S. dollar as of the beginning of March 2013, the Company estimates there would be an additional negative impact upon translating the value of its net monetary assets and inventory on hand of $10 million in the first quarter of 2013 and $4 million in the second quarter of 2013. In addition, with respect to the translation of the ongoing results of the Company's business in Venezuela, the negative impact on pretax earnings of using the 6.3 rate for the succeeding 12 months is estimated to be between $2 and $3 million, and from a devaluation to 18, an additional $10 million.
As of December 29, 2012, the Company had $17 million in net monetary assets denominated in Venezuelan bolivars, which will be directly impacted by any change in the exchange rate, including $24 million in cash and cash equivalents.

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

(Dollars in millions)	2011	2010	Change			Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent						2011	2010
Net Sales
Europe	$848.9	$796.0	$52.9	7%		3%		$25.3		33%	35%
Asia Pacific	714.0	584.0	130.0	22		15		34.9		27	25
Tupperware North America	352.0	331.5	20.5	6		5		3.2		14	14
Beauty North America	395.5	406.0	(10.5)	(3)		(3)		3.0		15	18
South America	274.6	182.9	91.7	50		48		2.7		11	8
Total net sales	$2,585.0	$2,300.4	$284.6	12%		9%		$69.1		100%	100%
Segment profit
Europe	$148.3	$147.1	$1.2	1%		(1)%		$3.2		34%	37%
Asia Pacific	147.0	111.8	35.2	31		26		5.3		33	28
Tupperware North America	58.4	52.8	5.6	11		9		0.8		13	13
Beauty North America	37.9	58.9	(21.0)	(36)		(36)		0.3		9	15
South America	48.6	24.4	24.2	99		92		0.9		11	6
Segment profit as a percent of sales
Europe	17.5%	18.5%	na	(1.0	)pp	(0.8	)pp	(0.2	)pp	na	na
Asia Pacific	20.6	19.1	na	1.5		1.7		(0.2)		na	na
Tupperware North America	16.6	15.9	na	0.7		0.6		0.1		na	na
Beauty North America	9.6	14.5	na	(4.9)		(4.9)		—		na	na
South America	17.7	13.3	na	4.4		4.1		0.3		na	na
____________________

pp	Percentage points

na	Not applicable

Europe
Reported sales increased 7 percent in 2011. Excluding the impact of foreign currency exchange rates, sales increased 3 percent. The improvement was due to a slight local currency improvement in the Company’s emerging markets and modest local currency growth in the established markets. Emerging markets accounted for $298.1 and $292.3 million of reported net sales in this segment in 2011 and 2010, respectively, which represented 35 percent and 37 percent of reported net segment sales. The impact of changes in foreign currency exchange rates was minimal in the emerging markets. The improvement in emerging markets came from significant growth in Turkey, as well as strong growth in the Avroy Shlain, due to larger and more active sales forces in those markets. This growth was offset by a significant sales decrease in Russia, resulting from a decline in consumer spending power and a smaller sales force with lower activity. Sales by the Tupperware South Africa unit were up modestly for the full year, although down in the fourth quarter, after several years of robust growth. The lower sales in the fourth quarter reflected a less favorable reaction to the holiday promotional program than in 2010, including a lower number of active sellers as a result of lower confidence in light of counterfeit and knocked-off product activity in the country.
The established markets’ increase in reported sales, compared with 2010, was driven by Tupperware France, Germany, and Italy, reflecting larger and more productive sales forces resulting from a continued focus on recruiting, pay for performance under sales force compensation and incentive programs, sales force leadership development and training in these markets. These results were partially offset by decreases in Austria and Tupperware Greece, primarily from less productive sales forces. In Greece particularly, there was an impact of lower consumer spending in light of the difficult economic environment.
For 2011, compared with 2010, segment profit increased $1.2 million, or 1 percent. Segment profit as a percentage of sales of 17.5 percent decreased 1 percentage point from 2010. The higher segment profit was due to the positive impact of foreign currency exchange rates. On a local currency basis, segment profit was down slightly due to elevated promotional spending in Italy that resulted in a significant sales increase, but at a much higher than normal cost, as well as a lower gross margin from a variation in sales mix. The decreases were partially offset by the benefit of not having $7.6 million of out-of-period amounts recorded in Russia in 2010.
The year-over-year comparison on sales and profit for the entire segment was positively impacted by foreign currency rates, primarily a stronger euro versus the U.S. dollar.
Asia Pacific
Asia Pacific achieved significant growth in 2011 with a 22 percent increase in reported sales, largely reflecting increases by the businesses in emerging markets in this segment. Excluding the impact of foreign currency exchange rates, sales increased 15 percent. Emerging markets accounted for $511.5 million and $384.6 million, or 72 and 66 percent, of the sales in this segment in 2011 and 2010, respectively. Total emerging market sales increased $126.9 million, or 33 percent, in 2011 compared with 2010. The comparison was positively impacted by changes in foreign currency exchange rates totaling $12.7 million. Excluding the impact of foreign currencies, these markets increased by 29 percent in 2011, compared with 2010. This result was from larger, more active sales forces, reflecting strong recruiting, training and retention, attractive consumer offers and successful promotional activities.
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
Tupperware North America
Reported sales increased 6 percent in 2011 compared with 2010. Excluding the impact of foreign currency exchange rates, sales increased 5 percent. The modest increase came primarily from growth in core sales by both Tupperware Mexico and the United States and Canada, primarily reflecting a larger sales force in Mexico and higher active sales forces in both units. Tupperware Mexico also overcame $5.2 million less business-to-business sales than in 2010.
Segment profit increased $5.6 million, or 11 percent, in 2011 compared with 2010. Segment profit as a percentage of sales at 16.6 percent was 0.7 percentage points higher in 2011 than in 2010. The improvement was primarily from the higher sales volume in Mexico and lower inventory obsolescence, along with a mix benefit toward core consumer sales by that unit, as consumer sales have a higher gross margin. These improvements were partially offset by a lower profit by the United States and Canada unit due to a lower gross margin and planned investments to activate the sales force and drive sales growth.
Beauty North America
Reported sales for this segment were down 3 percent in 2011 compared with 2010, primarily reflecting lower sales by BeautiControl North America where there was a smaller and less active sales force. The impact of foreign currency exchange rates on the comparison was minimal. Fuller Mexico was also down slightly.
Segment profit decreased $21.0 million, or 36 percent, in 2011 compared with 2010. Segment profit as a percentage of sales, at 9.6 percent, was 4.9 percentage points lower than 2010. The impact of foreign currency exchange rates on the comparison was minimal. The decrease in profit was largely due to lower sales with lower margins due to increased product costs at both BeautiControl and Fuller Mexico. Both units also made significant promotional investments for sales force recruiting and activation initiatives during the year that did not translate into incremental sales.
South America
Reported sales for this segment increased 50 percent in 2011 compared with 2010. Excluding the impact of foreign currency exchange rates, sales increased 48 percent. The increase was mainly in Tupperware Brazil driven by a larger sales force from strong recruiting, sales force activation and higher productivity. Also contributing to the segment sales increase was Venezuela due to higher pricing reflecting inflation and a modest increase in the size and activity of the sales force, as well as Uruguay and Argentina due to higher pricing in line with inflation. The Company estimates that one-third of the overall local currency sales increase by the segment was from price increases.
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
Financial Condition
Liquidity and Capital Resources
Net working capital was $72.0 million as of December 29, 2012, compared with $96.0 million as of December 31, 2011 and $348.8 million as of December 25, 2010. The current ratio was 1.1 to 1 at the end of 2012 and 2011, and 1.7 to 1 at the end of 2010.
The most significant component in the Company’s $24 million reduction in net working capital in 2012 was $18 million less cash and cash equivalents, which together with cash flow from operating activities, was the main source of funding the cash outflow during the year for investing activities, dividends and share repurchases. While both inventory and accounts receivable increased modestly, this was largely offset by an increase in accrued liabilities, including accrued compensation related to management incentives.

The Company’s net working capital decreased as of the end of 2011 compared with 2010, primarily reflecting a lower level of cash as of the end of 2011 and borrowings under its revolving credit facility, both of which were used to repurchase shares. There was also an impact from a reduction in receivables, reflecting the timing of collections around the Company's fiscal year-end. There was a partial offset from a higher level of inventory to support a higher level of sales generally, along with more specific instances where inventory was increased in units to enable a better level of service to customers and in light of sales below expectations. There was also an increase in deferred tax assets and a decrease in accrued liabilities, largely from lower income taxes payable due to the timing of the Company's tax payments around year end.
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Senior Notes”) at an issue price of 98.989%, as well as entered into a new $450 million multicurrency revolving Credit Agreement (the “Credit Agreement”). The proceeds were used to repay all of the Company's $405 million term loans outstanding under the Company's previous credit facility from September 2007 ("Old Credit Facility"), which was terminated on the same date. The Company is permitted to request, on up to three separate occasions, an increase to its borrowing capacity under the Credit Agreement by up to $200 million in the aggregate (for a maximum aggregate Facility Amount of $650 million).
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates.  The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate.  As provided in the credit facility, a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended. As of December 29, 2012, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.03 percent on $199.0 million of total borrowings under the Credit Agreement, of which $162 million was denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
The Credit Agreement contains customary covenants, including financial covenants requiring minimum interest coverage and allowing a maximum amount of leverage. As of December 29, 2012, the Company had, and currently has, considerable leeway under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales and profit or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
The Company monitors the financial stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its year-end 2012 cash and cash equivalents balance of $119.8 million, cash flows from operating activities, and access to its $450 million Credit Agreement. As of December 29, 2012, the Company had $247.9 million available under its Credit Agreement and $85.6 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility. On February 1, 2013, in conjunction with executing its planned 2013 share repurchase program, the Company entered into a 90-day $75 million promissory note with the same interest rate and covenant terms as under its $450 million Credit Agreement. The Company expects to make further changes to its financing arrangements in 2013 in order to fund its investing and financing activities.

Cash and cash equivalents (“cash”) totaled $119.8 million as of December 29, 2012. Of this amount, $118.7 million was held by foreign subsidiaries. Approximately 50 percent of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant foreign currency exposures are to the euro, Indonesian rupiah and Mexican peso. Business units in which the Company generated at least $100 million of sales in 2012 included Brazil, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force or the success of new products and/or promotional programs.
Operating Activities
Net cash provided by operating activities in 2012 was $298.7 million, compared with $274.7 million in 2011. Net income before the impacts of non-cash charges for goodwill and intangible assets and gains on disposal of assets in both periods, reclassification of cumulative translation adjustments into operating income in 2012 and non-cash interest swap impairments in 2011, was $8 million higher in 2012 than 2011. Other more significant factors impacting the year-over-year comparison of cash flow from operating activities were a smaller increase in inventory due to success in managing to a lower number of days on hand, and offsetting effects in the comparison of trade receivables and accounts payable and accruals associated with the Company's fiscal year ending before the end of the calendar month of December in 2012 but not in 2011.
Net cash provided by operating activities in 2011 was $274.7 million, compared with $299.5 million in 2010. The decrease in operating cash flow in 2011, notwithstanding a $44.0 million increase in net income excluding the non-cash impairment charges, primarily reflected the timing of distributions for payables and accruals around the beginning of each year resulting from the extra week in 2011. Inventory levels also increased during 2011 due to purchases to support higher sales and customer service levels in certain markets and in light of sales below forecast in other markets.
Investing Activities
In 2012, 2011 and 2010, the Company spent $75.6 million, $73.9 million and $56.1 million, respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products, with the greatest amount spent in Europe, and vehicles for the sales force. In 2012, capital was also invested in the purchase of a new office in Venezuela for $6 million to support expanding operations and as a natural hedge against possible currency devaluation, the expansion of warehouse and office space in Indonesia for $8 million, as well as $17 million for manufacturing capacity in India, Brazil and various other operations. In 2011, the Company also spent capital for molding machinery and increasing warehouse and manufacturing capacity in South Africa, India and Brazil. In 2010, the Company also spent capital on molding machines and outfitting a new leased manufacturing facility in India.
Partially offsetting the capital spending were $10.8 million, $5.0 million and $10.0 million of proceeds related to the sale of certain property, plant and equipment and insurance recoveries in 2012, 2011 and 2010, respectively. In all years, there were proceeds related to the sale of vehicles that had been purchased for the sales force. Another significant source of proceeds in 2012 was the sale of an old manufacturing facility in Belgium.

Financing Activities
In 2012, the Company made net payments on borrowings of $2.3 million, mainly related to its scheduled lease payments. The Company also had a net inflow of $6.0 million from increased borrowings under its Credit Agreement. In 2011, the Company made net payments on long-term borrowings of $14.1 million in connection with the issuance of the Senior Notes and termination of the Old Credit Facility, as well as scheduled lease payments. The Company also had a net inflow of $193.5 million from borrowings under its Credit Agreement. In 2010, the Company made $2.0 million in net payments to reduce borrowings, mainly related to its capital lease obligations.
Dividends
During 2012, 2011 and 2010, the Company paid dividends of $1.44, $1.20, and $1.00 per share of common stock, respectively, totaling $77.6 million, $73.8 million and $63.2 million, respectively.
Going forward, the Company expects its Board of Directors to evaluate its dividend rate annually with its declaration in the first quarter of each year. In the first quarters of 2013 and 2012, the Board increased the regular quarterly dividend per share by 72 percent, to $0.62 in 2013 and 20 percent to $0.36 in 2012. It also increased the regular quarterly dividend by 20 percent to $0.30 per share with its declaration in November 2010. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations or other cash needs. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.
Stock Option Exercises
During 2012, 2011 and 2010, the Company received proceeds of $12.9 million, $16.1 million and $16.8 million, respectively, related to the exercise of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.
Stock Repurchases
The Company's Board of Directors increased its existing share repurchase authorization in February 2010 to allow open market repurchases with an aggregate cost of up to $350 million until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company's equity incentive plans, with the intention of keeping the number of shares outstanding at about 63 million. In 2011, the Company's board increased the share repurchase authorization on two occasions to a total of $1.2 billion. In January 2013, the Board further increased the share repurchase authorization by $800 million to $2 billion and extended the term of the authorization by two years to February 1, 2017. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times consolidated funded debt (as defined in the Company's Credit Agreement), which is an increase of a quarter point from its previous target leverage ratio of 1.5 times consolidated funded debt, as targeted since 2011.
During 2012, 2011 and 2010 the Company repurchased in the open market 3.3 million, 7.1 million and 1.3 million shares under this program at an aggregate cost of $200.0 million, $426.1 million and $60.3 million, respectively. Since inception of the program in May 2007, and through December 29, 2012, the Company had repurchased 15.5 million shares at an aggregate cost of $827.7 million.
Employees are also allowed to use shares to pay withholding taxes, up to the minimum statutory amount on all stock incentive plans. For 2012, 2011 and 2010, the value of shares used for withholding taxes was $5.1 million, $2.5 million and $2.2 million, respectively, which is included as stock repurchases in the Consolidated Statement of Cash Flows.

Contractual Obligations
The following summarizes the Company’s contractual obligations at December 29, 2012 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$617.8	$203.4	$4.8	$4.8	$404.8
Interest payments on long term obligations	165.8	19.9	39.5	39.0	67.4
Pension benefits	189.2	14.3	34.6	52.6	87.7
Post-employment medical benefits	25.7	2.9	5.8	5.5	11.5
Income tax payments (a)	1.8	1.8	—	—	—
Capital commitments (b)	6.0	4.5	1.5	—	—
Operating lease obligations	96.1	33.0	37.2	16.4	9.5
Total contractual obligations (c)	$1,102.4	$279.8	$123.4	$118.3	$580.9
____________________

(a)
The Company has not included in the above table amounts related to its other unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 29, 2012 the Company’s total gross unrecognized tax positions were $24.9 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(b)
Capital commitments represent signed agreements as of December 29, 2012 on relatively minor capital projects in process in the Company’s Brazil, Indonesia, Portugal manufacturing and Tupperware South Africa units.

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
Allowance for Doubtful Accounts.
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due.

Inventory Valuation
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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 29, 2012 and December 31, 2011, the Company had valuation allowances against certain deferred tax assets totaling $103.1 million and $96.0 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. At the end of 2012, the Company had gross domestic deferred tax assets of approximately $378.0 million against which a valuation allowance of $4.2 million has been provided. Of these total assets, approximately $103.8 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance is primarily related to foreign tax credits and federal and state net operating losses that, other than for the amount for which a valuation allowance has been provided, are expected to be realized prior to expiration. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. These estimates are made based upon the Company's business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs.
As of December 29, 2012 and December 31, 2011, the Company's gross unrecognized tax benefit was $24.9 million and $28.6 million, respectively. During the year ended December 29, 2012, the accrual for uncertain tax positions decreased $4.5 million due to the expiration of the statute of limitations in various jurisdictions. The accrual also increased for positions being taken during the year in various tax filings. The accrual is further impacted by changes in foreign exchange rates.
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.9 million and $5.8 million as of December 29, 2012 and December 31, 2011, respectively. Interest and penalties included in the provision for income taxes totaled $0.3 million, $1.2 million and $0.8 million for 2012, 2011 and 2010, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.8 million. For the remaining balance as of December 29, 2012, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

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
Goodwill and Intangible Assets
The Company’s recorded goodwill relates primarily to that generated by its acquisition of BeautiControl in October 2000 and the Sara Lee direct-to-consumer businesses in December 2005. The Company conducts an annual impairment test of its recorded goodwill in each of its eight reporting units in the second and third quarter of each year related to BeautiControl and the former Sara Lee direct-to-consumer units, respectively. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time.
The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step one fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Prior to 2012, the Company's annual assessment began with the two-step impairment test.
The Company recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee direct-to-consumer businesses. Certain tradenames are allocated between multiple reporting units. The Company early adopted Accounting Standards Update 2012-02, "Testing Indefinite-Lived Intangibles for Impairment" ("the ASU") in connection with the performance of its 2012 annual impairment testing of its tradenames. Under the ASU, entities are provided the option of first performing a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is necessary, the quantitative impairment test for the Company's tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess.

During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million related to the goodwill in the BeautiControl United States and Canada business. This was a result of the rates of growth of sales, profit and cash flow and expectations for future performance that were below the Company's previous projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their previous trend line and it became apparent that they would fall significantly short of previous expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to declines in the rates of growth of sales, profit and cash flows in the Japanese market led to interim impairment testing in both these businesses, as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that increased the discount rates used in the valuations versus those used previously. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of then current operating trends and expected future results, as well as the macroeconomic factors that increased the discount rates used in the valuations. In the third quarter of 2012, the Company completed the annual impairment assessments for all of the reporting units and tradename intangibles, except for BeautiControl which was completed in the second quarter, determining there was no impairment.
In the third quarter of 2011, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl, which was completed in the second quarter. During the third quarter of 2011, the financial results of Nutrimetics were below expectations. The Company also made at that time, the decision to cease operating its Nutrimetics business in Malaysia. As a result, the Company lowered its forecast of future sales and profit. The result of the impairment tests was to record a $31.1 million impairment to the Nutrimetics goodwill in the Asia Pacific reporting unit and a $5.0 million impairment to its tradename.
During 2010, the Company completed the annual impairment tests for all of the reporting units and tradenames, determining there was no impairment. The Company subsequently decided it would cease operating its Swissgarde unit in Southern Africa as a separate business. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired and recorded a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to the sales force intangible and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit. During 2011, the Company sold its interest in Swissgarde for $0.7 million that resulted in a gain of $0.1 million.

Fair value of the BeautiControl United States and Canada, Nutrimetics and NaturCare reporting units was determined by the Company in the second quarter of 2012 using a combination of the income and market approaches with generally a greater weighting on the income approach (75 percent). When the characteristics of the reporting unit are more similar to the guideline public companies in terms of size, markets and economy, then a more equal weighting is used between the income and market approaches. The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant assumptions for these forecasts in 2012 included annual revenue growth rates ranging from negative 7 percent to positive 10.0 percent with an average growth rate of positive 3 percent. The growth rates were determined by reviewing historical results of these units and the historical results of the Company’s other business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3 percent. In estimating the fair value of these reporting units in 2012, the Company applied discount rates to the projected cash flows ranging from 12.5 to 14.0 percent. The discount rate at the high end of this range was for the Nutrimetics Asia Pacific reporting unit due to higher country-specific risks. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using direct-to-consumer or network marketing distribution methods. The resulting multiples were then applied to the reporting unit to determine fair value.
The fair value of the Nutrimetics and NaturCare tradenames were determined in the second quarter using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market and the forecasted performance of the business. As a result, the royalty rates were reduced to 1.5 percent from 3.0 percent for Nutrimetics and 3.75 percent from 4.75 percent for NaturCare. In estimating the fair value of the tradenames, the Company applied discount rates of 15.2 and 13.5 percent, respectively, and annual revenue growth ranging from negative 7 percent to positive 7 percent, with an average growth rate of positive 2 percent, and a long-term terminal growth rate of 3 percent.
With the tradename impairment recorded in the current year for Nutrimetics and NaturCare, these assets are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. There is no longer a goodwill balance recorded related to Nutrimetics or BeautiControl United States and Canada. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
Additionally, as of December 29, 2012 the Company had $5.0 million included on its Consolidated Balance Sheets as the value of acquired sales forces. The estimated annual amortization expense associated with these intangibles for each of the five succeeding years is $1.4 million, $1.0 million, $0.7 million, $0.6 million and $0.4 million, respectively. As of December 29, 2012, a product formulation asset recorded as part of the acquisition was fully amortized.

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

Discount Rate	2012	2011	2010
U.S. Plans	3.7%	4.7%	5.1%
Foreign Plans	3.3	3.9	4.3
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

Expected rate of return	2012	2011	2010
U.S. Plans	8.3%	8.3%	8.3%
Foreign Plans	4.1	4.1	4.4
The following table highlights the potential impact on the Company’s pension expense due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 29, 2012:

	50 basis points
(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$1.5	$0.9
Expected rate of return on plan assets change by 50 basis points	0.6	0.6
Other Post Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post retirement benefit expense were 4.0 percent, 5.0 percent, and 5.3 percent for the 2012, 2011 and 2010 fiscal years, respectively. A change in discount rate of 50 basis points would not be material.

The following are the assumed health-care cost trend rates used by the Company:

Health-care trend rates	2012	2011	2010
Initial health-care cost trend	7.3%	7.3%	7.3%
Ultimate health-care cost trend	5.0	5.0	5.0
Year Ultimate trend rate achieved	2019	2019	2017
The healthcare cost trend rate assumption may have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$0.1
Effect on post-retirement benefit obligation	1.9	1.7
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company's borrowings under the Credit Agreement carry a variable interest rate. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.

Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of December 29, 2012, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 2.03 percent on borrowings under the Credit Agreement. Going forward, in light of the Company's share repurchase program, the Company is targeting an increase in its debt-to-EBITDA ratio from 1.5 times consolidated funded indebtedness to 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement) as of the end of each quarter. At this level of leverage, the spread would increase by 25 basis points.
Of the Company's short-term borrowings as of December 29, 2012, $162.0 million was denominated in euro and $37.0 million in U.S. dollars. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant exposures are to the euro, Indonesia rupiah and Mexican peso, as well as the Brazilian real and Malaysian ringgit.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The cash flow impact of these currency hedges was an inflow of $2.1 million and $6.1 million in 2012 and 2011, respectively, and an outflow of $5.9 million in 2010.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of December 29, 2012 were to buy U.S. dollar $69.9 million; euro $66.6 million; Malaysian ringgit $17.2 million and Indonesian rupiah $11.3 million, and to sell Swiss franc $53.8 million; Japanese yen $32.8 million; Mexican peso $22.0 million; Australian dollar $15.5 million and Turkish lira $12.3 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 29, 2012, the Company was in a net payable position of approximately $2.7 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.

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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2013 cost of sales will include about $160 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $16 million compared with the prior year. For 2012, the Company estimates its cost of sales of the Tupperware® products it produced was positively impacted by about $1 million in local currency due to resin cost changes, as compared with 2011. For the full year of 2013, the impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces is expected to be positive $1 million, as compared with 2012. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
disruptions caused by the introduction of new distributor operating models or sales force compensation systems or allegations by equity analysts or others as to the legality or viability of the Company's business model;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate), as well as beauty, personal care and nutritional products;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company's business;

•	the value of long-term assets, particularly goodwill and indefinite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

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

•
the impact of currency fluctuations on the value of foreign operations generally, and particularly in Venezuela, including their cash balances, the results of those operations, the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

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

•	the impact of changes in U.S. federal, state and foreign tax or other laws;

•	the Company's access to, and the costs of, financing; and

•
other risks discussed in Item 1A, Risk Factors, as well as the Company’s Consolidated Financial Statements, notes, other financial information contained in this report and the Company’s other filings with the United States Securities and Exchange Commission.

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

Item 8.	Financial Statements and Supplementary Data.

Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	$2,583.8	$2,585.0	$2,300.4
Cost of products sold	856.4	862.5	766.2
Gross margin	1,727.4	1,722.5	1,534.2
Delivery, sales and administrative expense	1,329.5	1,340.0	1,193.1
Re-engineering and impairment charges	22.4	7.9	7.6
Impairment of goodwill and intangible assets	76.9	36.1	4.3
Gains on disposal of assets	7.9	3.8	0.2
Operating income	306.5	342.3	329.4
Interest income	2.5	3.2	2.5
Interest expense	34.9	49.0	29.3
Other expense	1.3	1.2	2.9
Income before income taxes	272.8	295.3	299.7
Provision for income taxes	79.8	77.0	74.1
Net income	$193.0	$218.3	$225.6
Basic earnings per common share	$3.49	$3.63	$3.60
Diluted earnings per common share	$3.42	$3.55	$3.53

The accompanying notes are an integral part of these financial statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	December 29, 2012	December 31, 2011	December 25, 2010
Net income	$193.0	$218.3	$225.6
Other comprehensive income (loss):
Foreign currency translation adjustments	32.2	(54.2)	18.7
Deferred (loss) gain on cash flow hedges, net of tax provision of $0.1, $8.7 and $1.0, respectively	(0.5)	14.5	2.6
Pension and other post-retirement costs, net of tax benefit of $2.9, $2.9 and $1.7, respectively	(7.5)	(9.3)	(4.5)
Other comprehensive income (loss)	24.2	(49.0)	16.8
Total comprehensive income	$217.2	$169.3	$242.4

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 29, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$119.8	$138.2
Accounts receivable, less allowances of $30.4 and $26.8, respectively	173.4	163.7
Inventories	313.9	302.5
Deferred income tax benefits, net	94.9	94.2
Non-trade amounts receivable, net	39.0	47.5
Prepaid expenses and other current assets	25.5	23.3
Total current assets	766.5	769.4
Deferred income tax benefits, net	359.1	317.6
Property, plant and equipment, net	298.8	273.1
Long-term receivables, less allowances of $22.4 and $23.3, respectively	24.8	23.2
Trademarks and tradenames	138.4	157.1
Other intangible assets, net	5.0	7.2
Goodwill	192.9	241.4
Other assets, net	36.3	33.6
Total assets	$1,821.8	$1,822.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$154.8	$157.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	203.4	195.7
Accrued liabilities	336.3	320.5
Total current liabilities	694.5	673.4
Long-term debt and capital lease obligations	414.4	415.2
Other liabilities	233.8	233.2
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	151.2	126.8
Retained earnings	1,172.4	1,091.7
Treasury stock, 9,547,436 and 7,099,345 shares, respectively, at cost	(573.8)	(422.8)
Accumulated other comprehensive loss	(271.3)	(295.5)
Total shareholders' equity	479.1	500.8
Total liabilities and shareholders' equity	$1,821.8	$1,822.6

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2009	63.6	$0.6	0.6	$(26.8)	$91.1	$836.1	$(263.3)	$637.7
Net income						225.6		225.6
Other comprehensive income							16.8	16.8
Cash dividends declared ($1.05 per share)						(66.6)		(66.6)
Repurchase of common stock			1.3	(60.3)				(60.3)
Income tax benefit from stock and option awards					7.3			7.3
Stock and options issued for incentive plans			(1.0)	45.6	9.6	(25.9)		29.3
December 25, 2010	63.6	$0.6	0.9	$(41.5)	$108.0	$969.2	$(246.5)	$789.8
Net income						218.3		218.3
Other comprehensive loss							(49.0)	(49.0)
Cash dividends declared ($1.20 per share)						(72.5)		(72.5)
Repurchase of common stock			7.1	(426.1)				(426.1)
Income tax benefit from stock and option awards					9.3			9.3
Stock and options issued for incentive plans			(0.9)	44.8	9.5	(23.3)		31.0
December 31, 2011	63.6	$0.6	7.1	$(422.8)	$126.8	$1,091.7	$(295.5)	$500.8
Net income						193.0		193.0
Other comprehensive income							24.2	24.2
Cash dividends declared ($1.44 per share)						(80.4)		(80.4)
Repurchase of common stock			3.3	(200.0)				(200.0)
Income tax benefit from stock and option awards					13.7			13.7
Stock and options issued for incentive plans			(0.8)	49.0	10.7	(31.9)		27.8
December 29, 2012	63.6	$0.6	9.6	$(573.8)	$151.2	$1,172.4	$(271.3)	$479.1

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flows

	Year Ended
(In millions)	December 29, 2012	December 31, 2011	December 25, 2010
Operating Activities:
Net income	$193.0	$218.3	$225.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.6	49.8	49.7
Equity compensation	20.1	18.0	14.8
Unrealized foreign exchange losses	—	—	2.2
Amortization and write-off of deferred debt costs	1.0	1.4	0.7
Interest rate swap impairment	—	18.9	—
Net gains on disposal of assets, including insurance recoveries	(7.9)	(3.0)	(0.2)
Provision for bad debts	10.9	11.5	11.1
Write-down of inventories	13.6	11.2	18.7
Non-cash impact of impairment costs and re-engineering	93.3	36.5	4.4
Net change in deferred income taxes	(30.3)	(8.8)	8.7
Excess tax benefits from share-based payment arrangements	(13.5)	(9.0)	(7.0)
Changes in assets and liabilities:
Accounts and notes receivable	(21.0)	(1.7)	(18.0)
Inventories	(23.3)	(49.5)	(28.9)
Non-trade amounts receivable	1.1	(4.2)	(2.3)
Prepaid expenses	(0.8)	(1.8)	2.9
Other assets	(6.4)	(2.0)	(3.1)
Accounts payable and accrued liabilities	10.6	(12.1)	37.3
Income taxes payable	3.8	(8.9)	(15.3)
Other liabilities	2.7	1.1	3.7
Proceeds from insurance recoveries, net of costs	0.2	3.0	—
Net cash impact from hedging activity	2.1	6.1	(5.9)
Other	(0.1)	(0.1)	0.4
Net cash provided by operating activities	298.7	274.7	299.5
Investing Activities:
Capital expenditures	(75.6)	(73.9)	(56.1)
Proceeds from disposal of property, plant and equipment	10.8	5.0	10.0
Net cash used in investing activities	(64.8)	(68.9)	(46.1)
Financing Activities:
Dividend payments to shareholders	(77.6)	(73.8)	(63.2)
Net proceeds from issuance of Senior Notes(1)	—	393.3	—
Proceeds from exercise of stock options	12.9	16.1	16.8
Repurchase of common stock	(205.0)	(428.6)	(62.5)
Repayment of long-term debt and capital lease obligations	(2.3)	(407.4)	(2.2)
Net change in short-term debt	6.0	193.5	0.2
Debt issuance costs	—	(3.0)	—
Excess tax benefits from share-based payment arrangements	13.5	9.0	7.0
Net cash used in financing activities	(252.5)	(300.9)	(103.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	(15.4)	(13.2)
Net change in cash and cash equivalents	(18.4)	(110.5)	136.3
Cash and cash equivalents at beginning of year	138.2	248.7	112.4
Cash and cash equivalents at end of year	$119.8	$138.2	$248.7
(1) In addition to a debt discount, $400 million of proceeds from issuance of Senior Notes was reduced by $2.6 million for non-cash debt issuance costs.
The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Principles of Consolidation. The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands or the Company). All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last Saturday of December and, as a result, included 52 weeks during 2012 and 2010 and 53 weeks in 2011.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 29, 2012 and December 31, 2011, $20.8 million and $28.6 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
Allowance for Doubtful Accounts. The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for uncollectible accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due.
Inventories. Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory cost includes cost of raw material, labor and overhead. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or the estimate of market decreases, additional write-downs would be required.
Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs of such amounts included in property, plant and equipment were $15.3 million and $8.5 million at December 29, 2012 and December 31, 2011, respectively. Amortization cost related to internal use software development costs totaled $3.5 million, $3.1 million and $3.3 million in 2012, 2011 and 2010, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10 - 20
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5
Depreciation expense was $44.1 million, $43.8 million and $42.5 million in 2012, 2011 and 2010, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Impairments of property, plant and equipment are discussed further in Note 2 to the Consolidated Financial Statements. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
Goodwill. The Company's recorded goodwill relates primarily to that generated by its acquisition of the Sara Lee direct-to-consumer businesses in December 2005 and BeautiControl in October 2000. The Company conducts an annual impairment assessment of its recorded goodwill in each of its eight reporting units during the third quarter of each year, except for goodwill associated with BeautiControl, which is completed in the second quarter. Additionally, in the event of a change in circumstances that leads the Company to determine that a triggering event for impairment testing has occurred, a test is completed at that time. The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step one fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Prior to 2012, the Company's annual assessment began with the two-step impairment test.
When a determination of fair value of the Company's reporting units is necessary, it is determined by using either the income approach or a combination of the income and market approaches, with a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rates to be used. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 29, 2012 and December 31, 2011 were related to the acquisition of the Sara Lee direct-to-consumer businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets were as follows:

Weighted Average Estimated Useful Life
Trademarks and tradenames	Indefinite
Sales force relationships - single level	6 - 8 years
Sales force relationships - tiered	10 - 12 years
Acquired proprietary product formulations	3 years
The Company's indefinite lived intangible assets are evaluated for impairment annually similarly to goodwill. When necessary, the fair value of these assets is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company's projected revenue, tax affected and discounted to present value using an appropriate rate.
The Company's definite lived intangible assets consist of the value of the acquired independent sales force and product formulations. The Company amortizes project formulas over a straight line basis and as of December 29, 2012, the amount from the acquisition of the Sara Lee direct-to-consumer units had been fully amortized. The sales force relationships are amortized to reflect the estimated turnover rates of the sales force acquired and included in Delivery, Sales and Administration expense (DS&A) on the Consolidated Statements of Income.
Intangible assets are further discussed in Note 6 to the Consolidated Financial Statements.
Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product, special prizes or trips.
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

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $425.3 million, $436.4 million and $381.0 million in 2012, 2011 and 2010, respectively.
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
Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2012, 2011 and 2010 were $148.8 million, $151.7 million and $135.5 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $31.5 million, $34.2 million and $25.1 million in 2012, 2011 and 2010, respectively. Research and development costs totaled $18.9 million, $19.5 million and $17.8 million, in 2012, 2011 and 2010, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
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
Compensation cost for share-based awards is recorded on a straight line basis over the required service period. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting. Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates of forfeiture differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts. Compensation expense associated with restricted stock, restricted stock units and performance share awards is equal to the market value of the Company's common stock on the date of grant and is recorded pro rata over the required service period. For those awards with performance criteria, the expense is recorded based on an assessment of achieving the criteria.
 Current guidance governing share based payments requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow. For 2012, 2011 and 2010, the Company generated $13.5 million, $9.0 million and $7.0 million of excess cash benefits from option exercises, respectively.

Accounting for Asset Retirement Obligations. Asset retirement obligations refer to a company's legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company has recognized a liability for the fair market value of conditional future obligations associated with environmental issues in the United States that the Company will be required to remedy at some future date, when these assets are retired. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material in 2012, 2011 and 2010, and is not expected to be material in the future.
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

The Company accounts for unvested share based payment awards with a nonforfeitable right to receive dividends ("Participating Securities") using the two-class method of computing earnings per share. The Company had 0.2 million of unvested share-based payment awards outstanding that were classified as Participating Securities in 2010, and none in 2012 and 2011. The two-class method is an earnings allocation formula that determines earnings per share for common stock and Participating Securities, according to dividends declared and participation rights in undistributed earnings. Under that method, net income is reduced by the amount of dividends declared in the current period for common shareholders and Participating Securities holders. The remaining earnings, or undistributed earnings, are allocated between common stock and Participating Securities to the extent that each security would share in earnings as if all of the earnings for the period had been distributed. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis for common stock and Participating Securities due to the rights of the Participating Securities holders and the Company's history of paying dividends equally on a per share basis.
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	2012	2011	2010
Net income	$193.0	$218.3	$225.6
Less dividends declared:
To common shareholders	80.4	72.5	66.4
To participating security holders	—	—	0.2
Total undistributed earnings	$112.6	$145.8	$159.0
Undistributed earnings to common shareholders	$112.6	$145.8	$158.7
Undistributed earnings to participating security holders	—	—	0.3
Net income available to common shareholders for basic and diluted earnings per share	$193.0	$218.3	$225.1
Weighted-average shares of common stock outstanding	55.3	60.0	62.6
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.1	1.4	1.2
Weighted-average common and common equivalent shares outstanding	56.4	61.4	63.8
Basic earnings per share	$3.49	$3.63	$3.60
Diluted earnings per share	$3.42	$3.55	$3.53
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.4	0.6	0.5
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
Prior to 2010, the Company utilized the official exchange rate in Venezuela to translate the sales and profit results of the subsidiary. At the beginning of 2010, the Company began translating the Venezuelan results at a "parallel rate" that was available. In May 2010, the Venezuelan government closed the use of the parallel rate, and consequently, from that time forward, this rate was no longer available and has not been used to translate the results in Venezuela. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a new “banded” exchange rate of 5.3 bolivar to the U.S. dollar. As the Company believed this would be the primary rate at which it would settle its non-bolivar denominated liabilities and repatriate dividends, it began translating its bolivar denominated transactions and balances at this rate beginning in June 2010. There were no changes to this rate in 2012; however, in February 2013, the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar and abolished the banded exchange rate. As a result, the Company will use the new official rate to translate sales and profit results of the subsidiary unless a more appropriate rate for settling its non-bolivar denominated liabilities and repatriating dividends becomes available.
Inflation in Venezuela has been at relatively high levels over the past few years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Venezuela. This blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009 and as such, the Company transitioned to highly inflationary status at the beginning of its 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. The Company continued to use the banded rate of 5.3 bolivar to the U.S. dollar in 2012. The impact of the changes in the value of the Venezuelan bolivar versus the U.S. dollar on earnings in 2011 and 2010 was not significant. As of the end of 2012, the Company had approximately $17 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar. At the end of 2012, there was also $9 million of inventory on the balance sheet in Venezuela, which when it is sold will be included in cost of sales at the dollar value at which it was originally recorded.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

New Accounting Pronouncements. In December 2011, the FASB issued an amendment to existing guidance regarding disclosures about offsetting assets and liabilities. In January 2013, the FASB amended the guidance to limit the scope to derivative instruments, repurchase agreements and certain securities transactions. Both amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. As the Company does not intend to use the right of offset in presenting the applicable assets or liabilities, the amendment will not have an impact on its Consolidated Financial Statements.
In July 2012, the FASB issued amendments to existing guidance regarding indefinite-lived intangible asset impairment testing. The amendments permit an entity to first make an assessment using qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company adopted this guidance for its annual impairment testing completed during the third quarter 2012. The amendment did not have an impact on the Consolidated Financial Statements.
In February 2013, the FASB issued an amendment to existing guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual financial statements in a single note or on the face of the financial statements. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. As substantially all of the information that this amendment requires is already disclosed elsewhere in the Company's financial statements, it will not have a significant impact on the Consolidated Financial Statements.
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
The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2012	2011	2010
Severance	$5.3	$5.9	$6.5
Other	17.1	2.0	1.1
Total re-engineering and impairment charges	$22.4	$7.9	$7.6
The Company recorded re-engineering and impairment charges of $5.3 million, $5.9 million and $6.5 million in 2012, 2011 and 2010, respectively, related to severance costs incurred to reduce head count in various units, mainly due to implementing changes in the businesses' management structures. These costs were primarily related to operations in Argentina, Australia, Fuller Mexico, Japan and exiting the Nutrimetics businesses in Greece and the United Kingdom in 2012; France, Fuller Mexico, Japan and Malaysia in 2011; and Australia, France and Japan in 2010. In 2012, re-engineering and impairment charges included $0.9 million in exit costs, primarily related to the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom. Also in connection with the liquidation of the Nutrimetics business in the United Kingdom, the Company incurred a $16.2 million non-cash charge that related to the reclassification of currency translation adjustments from accumulated other comprehensive loss into operating income. In 2011, re-engineering and impairment charges also included $1.3 million related to the decision to merge the Nutrimetics and Tupperware businesses in Malaysia and $0.7 million related to asset impairments, exit activities and relocation costs. In 2010, re-engineering and impairment charges also included 1.1 million related to moving costs and the impairment of property, plant and equipment associated with the relocation of a manufacturing facility in Japan.

Pretax costs incurred in connection with the re-engineering program included above and allocated to cost of products sold were as follows:

(In millions)	2012	2011	2010
Re-engineering and impairment charges	$22.4	$7.9	$7.6
Cost of products sold	0.2	1.7	—
Total pretax re-engineering costs	$22.6	$9.6	$7.6
The balances included in accrued liabilities related to re-engineering and impairment charges as of December 29, 2012, December 31, 2011, and December 25, 2010 were as follows:

(In millions)	2012	2011	2010
Beginning balance	$3.0	$2.4	$1.5
Provision	22.4	7.9	7.6
Cash expenditures:
Severance	(6.0)	(5.7)	(5.5)
Other	(1.7)	(1.1)	(1.1)
Non-cash charges	(16.2)	(0.5)	(0.1)
Ending balance	$1.5	$3.0	$2.4
The accrual balance as of December 29, 2012, relates primarily to severance payments expected to be made by the end of the second quarter of 2013. In connection with the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom in 2012 and Malaysia in 2011, the Company recorded charges of $0.2 million and $1.7 million, respectively, to cost of sales for inventory obsolescence.

Note 3:	Inventories

(In millions)	2012	2011
Finished goods	$251.2	$241.0
Work in process	22.9	22.0
Raw materials and supplies	39.8	39.5
Total inventories	$313.9	$302.5

Note 4:	Property, Plant and Equipment

(In millions)	2012	2011
Land	$52.0	$51.1
Buildings and improvements	220.0	216.3
Molds	610.0	582.3
Production equipment	315.2	298.8
Distribution equipment	43.2	45.4
Computer/telecom equipment	60.9	65.0
Furniture and fixtures	24.5	24.7
Capitalized software	69.5	60.2
Construction in progress	28.7	34.0
Total property, plant and equipment	1,424.0	1,377.8
Less accumulated depreciation	(1,125.2)	(1,104.7)
Property, plant and equipment, net	$298.8	$273.1

The Company currently has construction projects planned to expand its manufacturing, warehousing and distribution facilities in China and sales offices in Indonesia. The projects are expected to be completed in 2014, and spending is expected to be approximately $11 million.

Note 5:	Accrued and Other Liabilities

(In millions)	2012	2011
Income taxes payable	$13.8	$9.1
Compensation and employee benefits	99.4	88.5
Advertising and promotion	69.7	70.2
Taxes other than income taxes	28.3	25.5
Pensions	3.7	3.1
Post-retirement benefits	2.8	3.0
Dividends payable	19.4	16.8
Foreign currency contracts	15.7	19.0
Other	83.5	85.3
Total accrued liabilities	$336.3	$320.5

(In millions)	2012	2011
Post-retirement benefits	$30.3	$35.3
Pensions	144.1	127.5
Income taxes	16.5	17.4
Long-term deferred income tax	11.9	22.9
Other	31.0	30.1
Total other liabilities	$233.8	$233.2

Note 6:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation and the October 2000 acquisition of BeautiControl. The Company does not amortize its goodwill or tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. Certain tradenames are allocated between multiple reporting units.
The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step one fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Prior to 2012, the Company's annual assessment began with the two-step impairment test.

The Company early adopted Accounting Standards Update 2012-02, "Testing Indefinite-Lived Intangibles for Impairment" ("the ASU") in connection with the performance of its 2012 annual impairment testing of its tradenames. Under the ASU, entities are provided the option of first performing a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is necessary, the quantitative impairment test for the Company's tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess.
During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million related to the goodwill in the BeautiControl United States and Canada business. This was a result of the rates of growth of sales, profit and cash flow and expectations for future performance that were below the Company's previous projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their previous trend line and it became apparent that they would fall significantly short of previous expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to declines in the rates of growth of sales, profit and cash flows in the Japanese market led to interim impairment testing in both these businesses, as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that increased the discount rates used in the valuations versus those used previously. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of then current operating trends and expected future results, as well as the macroeconomic factors that increased the discount rates used in the valuations. In the third quarter of 2012, the Company completed the annual impairment assessments for all of the reporting units and tradename intangibles, except for BeautiControl which was completed in the second quarter, determining there was no impairment.
In the third quarter of 2011, the Company completed the annual impairment tests for all of the reporting units and tradenames, other than BeautiControl, which was completed in the second quarter. During the third quarter of 2011, the financial results of Nutrimetics were below expectations. The Company also made at that time, the decision to cease operating its Nutrimetics business in Malaysia. As a result, the Company lowered its forecast of future sales and profit. The result of the impairment tests was to record a $31.1 million impairment to the Nutrimetics goodwill in the Asia Pacific reporting unit and a $5.0 million impairment to its tradename.
During 2010, the Company completed the annual impairment tests for all of the reporting units and tradenames, determining there was no impairment. The Company subsequently decided it would cease operating its Swissgarde unit in Southern Africa as a separate business. As a result of this decision, the Company concluded that its intangible assets and goodwill were impaired and recorded a $2.1 million impairment to the Swissgarde tradename, a $0.1 million impairment related to the sales force intangible and a $2.1 million impairment to goodwill relating to the South African beauty reporting unit. During 2011, the Company sold its interest in Swissgarde for $0.7 million that resulted in a gain of $0.1 million.

Fair value of the BeautiControl United States and Canada, Nutrimetics and NaturCare reporting units was determined by the Company in the second quarter of 2012, using a combination of the income and market approaches with generally a greater weighting on the income approach (75 percent). When the characteristics of the reporting unit were more similar to the guideline public companies in terms of size, markets and economy, then a more equal weighting was used between the income and market approaches. The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model uses forecasts for periods of about 10 years and a terminal value. The significant assumptions for these forecasts in 2012 included annual revenue growth rates ranging from negative 7.0 percent to positive 10.0 percent with an average growth rate of positive 3.0 percent. The growth rates were determined by reviewing historical results of these units and the historical results of the Company’s other business units that are similar to those of the reporting units, along with the expected contribution from growth strategies implemented in the units. Terminal values for all reporting units were calculated using a long-term growth rate of 3.0 percent. In estimating the fair value of these reporting units in 2012, the Company applied discount rates to the projected cash flows ranging from 12.5 to 14.0 percent. The discount rate at the high end of this range was for the Nutrimetics Asia Pacific reporting unit due to higher country-specific risks. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.
The fair value of the Nutrimetics and NaturCare tradenames were determined in the second quarter of 2012, using the relief from royalty method that is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates were applied to the Company’s projected revenue, tax affected and discounted to present value. Royalty rates used were selected by reviewing comparable trademark licensing agreements in the market and the forecasted performance of the business. As a result, the royalty rates were reduced to 1.5 percent from 3.0 percent for Nutrimetics and 3.75 percent from 4.75 percent for NaturCare. In estimating the fair value of the tradenames, the Company applied discount rates of 15.2 and 13.5 percent, respectively, and annual revenue growth ranging from negative 7.0 percent to positive 7.0 percent, with an average growth rate of positive 2.0 percent, and a long-term terminal growth rate of 3.0 percent.
With the tradename impairment recorded in the current year for Nutrimetics and NaturCare, these assets are at a higher risk of additional impairments in future periods if changes in certain assumptions occur. There is no longer a goodwill balance recorded related to Nutrimetics or BeautiControl United States and Canada. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, when a step 1 impairment analysis was last performed. Given the sensitivity of the valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.

The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 29, 2012, December 31, 2011 and December 25, 2010:

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Gross goodwill balance at December 25, 2010	$34.0	$86.1	$16.3	$160.5	$7.0	$303.9
Effect of changes in exchange rates	(0.9)	2.6	—	(12.9)	(0.4)	(11.6)
Gross goodwill balance at December 31, 2011	33.1	88.7	16.3	147.6	6.6	292.3
Effect of changes in exchange rates	(0.8)	(2.3)	—	8.6	(0.2)	5.3
Gross goodwill balance at December 29, 2012	$32.3	$86.4	$16.3	$156.2	$6.4	$297.6

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Accumulated impairment balance at December 25, 2010	$16.8	$3.0	$—	$—	$—	$19.8
Goodwill impairment	—	31.1	—	—	—	31.1
Accumulated impairment balance at December 31, 2011	16.8	34.1	—	—	—	50.9
Goodwill impairment	7.7	7.2	—	38.9	—	53.8
Accumulated impairment balance at December 29, 2012	$24.5	$41.3	$—	$38.9	$—	$104.7
The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 29, 2012
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$138.4	$—	$138.4
Sales force relationships - single level	29.0	26.6	2.4
Sales force relationships - tiered	31.9	29.3	2.6
Acquired proprietary product formulations	3.5	3.5	—
Total intangible assets	$202.8	$59.4	$143.4

	December 31, 2011
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Trademarks and tradenames	$157.1	$—	$157.1
Sales force relationships - single level	26.9	23.9	3.0
Sales force relationships - tiered	35.9	31.7	4.2
Acquired proprietary product formulations	3.6	3.6	—
Total intangible assets	$223.5	$59.2	$164.3

A summary of the identifiable intangible asset account activity is as follows:

	Year Ending
(In millions)	December 29, 2012	December 31, 2011
Beginning balance	$223.5	$239.2
Impairment of intangible assets	(22.8)	(5.0)
Effect of changes in exchange rates	2.1	(10.7)
Ending balance	$202.8	$223.5
Amortization expense was $2.0 million, $2.9 million and $3.9 million in 2012, 2011 and 2010, respectively. The estimated annual amortization expense associated with the above intangibles for each of the five succeeding years is $1.4 million, $1.0 million, $0.7 million, $0.6 million and $0.4 million, respectively.

Note 7:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2012	2011
Fixed rate Senior Notes due 2021	396.5	396.1
Five year Credit Agreement expiring 2016	199.0	192.3
Belgium facility capital lease	18.8	20.5
Other	3.5	2.0
Total debt obligations	617.8	610.9
Less current portion	(203.4)	(195.7)
Long-term debt	$414.4	$415.2

(Dollars in millions)	2012	2011
Total short-term borrowings at year-end	$199.0	$193.4
Weighted average interest rate at year-end	2.0%	3.0%
Average short-term borrowings during the year	$332.8	$166.1
Weighted average interest rate for the year	2.1%	2.1%
Maximum short-term borrowings during the year	$384.8	$425.2
Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (the “Senior Notes”) at an issue price of 98.989%, pursuant to a purchase agreement, dated as of May 25, 2011, that included the Company and its 100% owned subsidiary, Dart Industries Inc. (the “Guarantor”).
The Senior Notes were issued under an Indenture (the “Indenture”) between the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain circumstances specified in the Indenture.

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
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 29, 2012, the Company was in compliance with all of its covenants.
On January 6, 2012, the company completed the process to register its Senior Notes under the Securities Act of 1933. This was accomplished through an exchange of the Senior Notes for new notes that are identical in all material respects, except that the transfer restrictions and rights under the registration rights agreement do not apply.
Credit Agreement
Also on June 2, 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement (the “Credit Agreement”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of December 29, 2012, the Company had $199.0 million of borrowings outstanding under its $450 million Credit Agreement with $162.0 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates.  The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate.  As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended. As of December 29, 2012, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate at that time of 2.03 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of December 29, 2012, the Company had, and it currently has, considerable leeway under its financial covenants and was in compliance with all of its covenants.

The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement through a security interest in certain "Tupperware" trademarks and service marks.
Use of Proceeds
In connection with the closing of the Credit Agreement, the Company terminated its Credit Facility dated September 28, 2007 (the "Old Credit Facility"). The net proceeds from the issuance of the Senior Notes, along with borrowings under the new Credit Agreement were used to repay all of the Company's $405 million term loans outstanding under the Old Credit Facility. As a result of the termination of the Old Credit Facility, the Company recorded a loss on the extinguishment of debt of $0.9 million of unamortized debt issuance costs, as well as an additional $18.9 million in interest expense reclassified from other comprehensive loss as hedges under related interest rate swaps became ineffective. As a result of the Senior Notes offering and the execution of the new Credit Agreement, the Company capitalized $5.6 million as deferred finance costs.
At December 29, 2012, the Company had $333.5 million of unused lines of credit, including $247.9 million under the committed, secured $450 million Credit Agreement, and $85.6 million available under various uncommitted lines around the world. Interest paid on total debt in 2012, 2011 and 2010 was $41.2 million, $36.0 million and $25.7 million, respectively.
Contractual Maturities
Contractual maturities for debt obligations at December 29, 2012 are summarized by year as follows (in millions):

Year ending:	Amount
December 28, 2013	$203.4
December 27, 2014	2.4
December 26, 2015	2.4
December 31, 2016	2.5
December 30, 2017	2.3
Thereafter	404.8
Total	$617.8
Capital Leases
In 2006, the Company initiated construction of a new Tupperware center of excellence manufacturing facility in Belgium which was completed in 2007 and replaced its existing Belgium facility. Costs related to the new facility and equipment totaled $24.0 million and was financed through a sales lease-back transaction under two separate leases. The two leases are being accounted for as capital leases and have terms of 10 and 15 years and interest rates of 5.1 percent. In 2010, the Company extended a lease on an additional building in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease is now classified as capital and had an initial value of $3.8 million with a term of 10 years and an interest rate of 2.9 percent.

Following is a summary of significant capital lease obligations at December 29, 2012 and December 31, 2011:

(In millions)	December 29, 2012	December 31, 2011
Gross payments	$23.0	$25.6
Less imputed interest	4.2	5.1
Total capital lease obligation	18.8	20.5
Less current maturity	1.9	1.8
Capital lease obligation - long-term portion	$16.9	$18.7

Note 8:	Derivative Financial Instruments
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument used for hedging is designated as a fair value, cash flow or net equity hedge.
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. In 2012, 2011 and 2010, forward points on fair value hedges resulted in pretax gains of $10.3 million, $8.3 million and $6.0 million, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. The balance in accumulated other comprehensive loss, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a deferred loss of $0.2 million as of December 29, 2012 and deferred gains of $0.3 million and $0.5 million as of December 31, 2011 and December 25, 2010, respectively. In 2012, 2011 and 2010, the Company recorded, net of tax, net losses associated with these types of hedges of $0.4 million, $0.2 million and $0.3 million, respectively, in other comprehensive loss. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. In 2012, 2011 and 2010, forward points on cash flow hedges resulted in pretax losses of $2.5 million, $2.0 million and $2.6 million, respectively.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive losses. In 2012, 2011 and 2010, the Company recorded, net of tax, net (losses) gains associated with these hedges of $(8.9) million, $11.9 million and $(9.0) million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. In 2012, 2011 and 2010, forward points on net equity hedges resulted in pretax losses of $12.9 million, $11.2 million and $8.0 million, respectively.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. For the years ended December 29, 2012, December 31, 2011 and December 25, 2010 the cash flow impact of these currency hedges was an inflow of $2.1 million, an inflow $6.1 million and an outflow of $5.9 million, respectively.

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of December 29, 2012 and December 31, 2011. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	2012		2011
(in millions)	Buy	Sell	Buy	Sell
U.S. dollar	$69.9		$48.5
Euro	66.6		61.4
Malaysian ringgit	17.2		5.0
Indonesian rupiah	11.3		6.6
Philippine peso	9.9		4.2
South Korean won	3.0		6.8
New Zealand dollar	1.4		4.6
Singapore dollar	0.4			$1.3
Swiss franc		$53.8		39.2
Japanese yen		32.8		28.4
Mexican peso		22.0	1.8
Australian dollar		15.5		17.5
Turkish lira		12.3		14.4
South African rand		6.8	0.5
Russian ruble		5.7		9.3
British pound		4.8		3.8
Indian rupee		3.7		2.0
Canadian dollar		3.5		8.6
Thai baht		3.3		2.6
Hungarian forint		3.3		2.0
Czech koruna		3.3		1.9
Polish zloty		3.3		1.5
Croatian kuna		2.5		2.5
Norwegian krone		1.9		2.0
Brazilian real		1.7	6.3
Swedish krona		1.7		1.5
Ukraine hryvnia		0.9		1.3
Argentine peso		—		4.3
Other currencies (net)		0.8		0.9
	$179.7	$183.6	$145.7	$145.0
In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency generates a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures.

At the time the Company entered into the Credit Agreement in the second quarter of 2011, it had four out-of-the-money interest rate swaps that were hedging a portion of its borrowing under the Old Credit Facility. As a result of the termination of the Old Credit Facility, the Company recorded $18.9 million in interest expense, which was reclassified from other comprehensive loss as a result of the hedges under related interest rate swaps becoming ineffective. The swaps expired in the third quarter of 2012.
The following tables summarize the Company's derivative positions and the impact they had on the Company's financial position as of December 29, 2012 and December 31, 2011:

	December 29, 2012
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Foreign exchange contracts	Non-trade amounts receivable	$13.1	Accrued liabilities	$15.7
Total derivative instruments		$13.1		$15.7

	December 31, 2011
	Asset derivatives		Liability derivatives
Derivatives not designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Interest rate contracts	Non-trade amounts receivable	$—	Other liabilities	$10.2
Derivatives designated as hedging instruments (in millions)
Foreign exchange contracts	Non-trade amounts receivable	21.4	Accrued liabilities	18.7
Total derivative instruments		$21.4		$28.9
The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the years ended December 29, 2012, December 31, 2011 and December 25, 2010:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2012	2011	2010		2012	2011	2010
Foreign exchange contracts	Other expense	$11.9	($8.6)	$8.5	Other expense	($11.9)	$8.5	($9.0)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2012	2011	2010		2012	2011	2010		2012	2011	2010
Interest rate contracts	$—	$4.1	$4.6	Interest expense	$—	$—	$—	Interest expense	$—	$(18.9)	$0.2
Foreign exchange contracts	(0.9)	0.2	(0.2)	Cost of products sold and DS&A	1.0	(1.9)	0.6	Interest expense	(2.5)	(2.0)	(2.6)
Net equity hedging relationships
Foreign exchange contracts	(13.9)	18.7	(14.1)	Other expense	—	—	—	Interest expense	(12.9)	(11.2)	(8.0)
The Company's theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be partially offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued losses were $2.7 million, $7.5 million and $24.7 million at December 29, 2012, December 31, 2011 and December 25, 2010, respectively, and were recorded either in accrued liabilities or other assets, depending upon the net position of the individual contracts. While certain of its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled, as did the Company's impaired interest rate swap before they expired in the third quarter of 2012. However, the cash flow impact of certain of these exposures is in turn partially offset by hedges of net equity and other forward contracts. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

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

Description of Assets (in millions)	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$2.1	$2.1	$—	$—
Foreign currency derivative contracts	13.1	—	13.1	—
Total	$15.2	$2.1	$13.1	$—

Description of Liabilities (in millions)
Foreign currency derivative contracts	$15.7	$—	$15.7	$—
Total	$15.7	$—	$15.7	$—

Description of Assets (in millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$9.5	$9.5	$—	$—
Foreign currency derivative contracts	21.4	—	21.4	—
Total	$30.9	$9.5	$21.4	$—

Description of Liabilities (in millions)
Interest rate swaps	$10.2	$—	$10.2	$—
Foreign currency derivative contracts	18.7	—	18.7	—
Total	$28.9	$—	$28.9	$—
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of December 29, 2012 and December 31, 2011, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value of negative $2.7 million and positive $2.7 million, respectively. The fair values of forward contracts were estimated based on quoted forward foreign exchange prices at the reporting date. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 8 to the Consolidated Financial Statements.

The fair value of interest rate swap contracts in 2011 was based on the discounted net present value of the swap using third party quotes. Changes in fair market value were recorded in other comprehensive income through the termination date of the related credit facility, and changes resulting from ineffectiveness, which were not material, were recorded in current earnings. These contracts expired during the third quarter of 2012.
Included in the Company's cash equivalents balances as of December 29, 2012 and December 31, 2011 were $2.1 million and $9.5 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.
Assets and Liabilities Recorded at Fair Value on a Non-recurring Basis
The following table presents information about assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2012, and indicates the placement in the fair value hierarchy of the valuation techniques utilized to determine such fair value.

Description of Assets (in millions)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Intangible Assets	$23.0	$—	$—	$23.0
Total	$23.0	$—	$—	$23.0
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
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 29, 2012 and December 31, 2011. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes debt was $420 million at December 29, 2012 compared with the carrying value of $396.5 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets that consider the Company's specific credit risk and market related conditions.

Note 10:	Accumulated Other Comprehensive Loss

(In millions)	December 29, 2012	December 31, 2011
Foreign currency translation adjustments	$(218.2)	$(250.4)
Pension and retiree medical benefits	(52.9)	(45.4)
Deferred (loss)/gain on cash flow hedges	(0.2)	0.3
Total	$(271.3)	$(295.5)

Note 11:	Statements of Cash Flows Supplemental Disclosure
In 2012 and 2010, the Company acquired $1.2 million and $4.6 million, respectively, of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in 2011.

Employees are allowed to use shares to pay withholding taxes up to the statutory minimum. In 2012, 2011 and 2010, 83,077, 45,072 and 47,789 shares, respectively, were retained to fund withholding taxes, with values totaling $5.1 million, $2.5 million and $2.2 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.

Note 12:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2012	2011	2010
Domestic	$(57.5)	$(15.2)	$(16.3)
Foreign	330.3	310.5	316.0
Total	$272.8	$295.3	$299.7
The domestic and foreign components of income (loss) before taxes reflect adjustments as required under certain advanced pricing agreements.
The provision (benefit) for income taxes was as follows:

(In millions)	2012	2011	2010
Current:
Federal	$19.3	$4.2	$(4.2)
Foreign	110.3	79.4	85.8
State	0.9	1.2	0.5
	130.5	84.8	82.1
Deferred:
Federal	(50.4)	0.2	(9.2)
Foreign	0.2	(7.5)	1.7
State	(0.5)	(0.5)	(0.5)
	(50.7)	(7.8)	(8.0)
Total	$79.8	$77.0	$74.1
The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2012	2011	2010
Amount computed using statutory rate	$95.5	$103.4	$104.9
(Reduction) increase in taxes resulting from:
Net impact from repatriating foreign earnings and direct foreign tax credits	(21.5)	8.4	(8.8)
Foreign income taxes	(26.4)	(24.1)	(21.7)
Impact of non-deductible intangible impairments	23.7	12.6	—
Impact of non-deductible currency translation losses	5.7	—	—
Impact of changes in Mexican legislation and revaluation of tax assets	—	(20.4)	(3.2)
Other changes in valuation allowances for deferred tax assets	2.7	(0.3)	2.1
Foreign and domestic tax audit settlement and adjustments	(2.0)	(3.4)	(1.8)
Other	2.1	0.8	2.6
Total	$79.8	$77.0	$74.1

The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates. During 2012, the Company recognized a benefit from repatriating current foreign earnings which resulted in an excess credit benefit.  The Company also incurred charges related to impairment of goodwill and intangible assets and currency translation adjustments for which no tax benefit can be recognized. As a result of tax law changes in Mexico, a tax election was made in 2011 that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred in 2011 additional costs of $16.0 million associated with the repatriation of foreign earnings. Included in the 2010 net impact from repatriating foreign earnings and direct foreign tax credits are a $16.1 million tax benefit of repatriating high tax foreign earnings and direct foreign tax credits and $22.3 million of certain previously unrecognized foreign tax credit benefits, partially offset by the $29.6 million U.S. tax cost due to additional repatriation of low tax foreign earnings in 2010. Certain prior year components have been reclassified to conform to current year presentation.
Deferred tax (liabilities) assets were composed of the following:

(In millions)	2012	2011
Purchased intangibles	$(38.8)	$(44.2)
Other	(6.6)	(5.1)
Gross deferred tax liabilities	(45.4)	(49.3)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	325.0	262.7
Fixed assets basis differences	28.2	25.2
Employee benefits accruals	71.0	60.0
Postretirement benefits	12.0	14.0
Inventory	11.8	11.6
Accounts receivable	11.7	12.3
Depreciation	11.4	9.5
Deferred costs	60.1	79.8
Liabilities under interest rate swap contracts	—	3.8
Capitalized intangibles	26.9	24.4
Other accruals	31.6	30.2
Gross deferred tax assets	589.7	533.5
Valuation allowances	(103.1)	(96.0)
Net deferred tax assets	$441.2	$388.2

At December 29, 2012, the Company had domestic federal and state net operating loss carry forwards of $64.9 million, separate state net operating loss carry forwards of $108.8 million, and foreign net operating loss carry forwards of $445.4 million. Of the total foreign and domestic net operating loss carry forwards, $500.1 million expire at various dates from 2013 to 2032, while the remainder have unlimited lives. During 2012, the Company realized net cash benefits of $10.1 million related to foreign net operating loss carry forwards. At December 29, 2012 and December 31, 2011, the Company had estimated foreign tax credit carry forwards of $189.0 million and $123.2 million, respectively, most of which expire in the years 2017 through 2023 if not utilized. Deferred costs in 2012 include assets of $55.5 million related to advanced payment agreements entered into by the company with its foreign subsidiaries, which are expected to reverse over the next three years. At December 29, 2012 and December 31, 2011, the Company had valuation allowances against certain deferred tax assets totaling $103.1 million and $96.0 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. Subject to certain developments, it is possible that the Company may release a material portion of the valuation allowance in 2013. The credit and net operating loss carryforwards increased by $62.3 million, primarily impacted by an increase to federal foreign tax credit carryforwards, as well as increases in various foreign net operating losses. The decrease in deferred costs of $19.7 million is due to the timing of payments received under advanced transaction agreements entered into during the current and prior year.
The Company paid income taxes in 2012, 2011 and 2010 of $106.4 million, $95.4 million and $80.7 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $4.1 million, $3.6 million and $0.8 million in 2012, 2011 and 2010, respectively.
As of December 29, 2012 and December 31, 2011, the Company's gross unrecognized tax benefit was $24.9 million and $28.6 million, respectively. The Company estimates that approximately $21.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2012	2011	2010
Balance, beginning of year	$28.6	$27.3	$53.1
Additions based on tax positions related to the current year	2.1	3.5	10.5
Additions for tax positions of prior year	2.7	4.6	2.8
Reduction for tax positions of prior years	(2.6)	(4.7)	(27.2)
Settlements	(1.7)	(0.2)	(11.3)
Reductions for lapse in statute of limitations	(4.5)	(1.3)	(0.9)
Impact of foreign currency rate changes versus the U.S. dollar	0.3	(0.6)	0.3
Balance, end of year	$24.9	$28.6	$27.3
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.9 million and $5.8 million as of December 29, 2012 and December 31, 2011, respectively. Interest and penalties included in the provision for income taxes totaled $0.3 million, $1.2 million and $0.8 million for 2012, 2011 and 2010, respectively.
During the year ended December 29, 2012, the accrual for uncertain tax positions decreased $4.5 million due to the expiration of the statute of limitations in various jurisdictions. The accrual also increased for positions being taken during the year in various tax filings. The accrual is further impacted by changes in foreign exchange rates.

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
The Company operates globally and files income tax returns in the United States federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, Australia (2008), Brazil (2005), China (2002), France (2008), Germany (2006), India (2001), Indonesia (2006), Malaysia (2002), Mexico (2005), South Africa (2007) and Venezuela (2008), with limited exceptions.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.8 million. For the remaining balance as of December 29, 2012, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
As of December 29, 2012, the Company had foreign undistributed earnings of $1.0 billion where it is the Company's intent that the earnings be reinvested indefinitely. Consequently, the Company has not provided for U.S. deferred income taxes on these undistributed earnings. The determination of the amount of unrecognized deferred U.S. income tax liability associated with these undistributed earnings is not practicable because of the complexities associated with the calculation.
The Company recognized $13.7 million, $9.3 million and $7.3 million of benefits for deductions associated with the exercise of employee stock options in 2012, 2011 and 2010, respectively. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

Note 13:	Retirement Benefit Plans
The Company has various defined benefit pension plans covering substantially all domestic employees employed as of June 30, 2005, except those employed by BeautiControl, and certain employees in other countries. In addition to providing pension benefits, the Company provides certain postretirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company or satisfy certain age and years of service requirements. The medical plans are contributory for most retirees with contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees. Most employees and retirees outside the United States are covered by government healthcare programs.

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2012	2011	2012	2011	2012	2011
Change in benefit obligations:
Beginning balance	$63.6	$59.2	$38.3	$36.6	$176.0	$172.6
Service cost	0.8	1.1	0.1	0.1	9.1	9.2
Interest cost	2.3	2.6	1.2	1.6	6.6	7.3
Actuarial loss (gain)	5.0	2.3	(4.0)	3.3	20.3	8.6
Benefits paid	(0.8)	(1.4)	(2.5)	(3.3)	(14.2)	(16.4)
Impact of exchange rates	—	—	—	—	1.9	0.8
Plan participant contributions	—	—	—	—	2.1	1.5
Settlements	(3.4)	(0.2)	—	—	(3.7)	(7.6)
Ending balance	$67.5	$63.6	$33.1	$38.3	$198.1	$176.0
Change in plan assets at fair value:
Beginning balance	$29.8	$27.8	$—	$—	$80.8	$84.9
Actual return on plan assets	4.4	2.1	—	—	5.1	(0.2)
Company contributions	2.1	1.8	2.5	3.3	14.8	14.8
Plan participant contributions	—	—	—	—	2.3	1.9
Benefits and expenses paid	(1.2)	(1.7)	(2.5)	(3.3)	(14.1)	(15.6)
Impact of exchange rates	—	—	—	—	0.4	2.1
Settlements	(3.4)	(0.2)	—	—	(2.7)	(7.1)
Ending balance	$31.7	$29.8	$—	$—	$86.6	$80.8
Funded status of plans	$(35.8)	$(33.8)	$(33.1)	$(38.3)	$(111.5)	$(95.2)
Amounts recognized in the balance sheet consisted of:

(In millions)	December 29, 2012	December 31, 2011
Accrued benefit liability	$(180.4)	$(167.3)
Accumulated other comprehensive loss (pretax)	76.1	65.2
Items not yet recognized as a component of pension expense as of December 29, 2012 and December 31, 2011 consisted of:

	2012		2011
(In millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Transition obligation	$0.4	$—	$0.5	$—
Prior service benefit	(0.1)	(5.3)	(1.3)	(6.0)
Net actuarial loss	73.5	7.6	60.1	11.9
Accumulated other comprehensive loss (pretax)	$73.8	$2.3	$59.3	$5.9

Components of other comprehensive income (loss) for the years ended December 29, 2012 and December 31, 2011 consisted of the following:

	2012		2011
(In millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Transition obligation	$—	$—	$0.5	$—
Net prior service cost	1.1	0.7	0.4	0.7
Net actuarial loss (gain)	13.1	(4.4)	7.2	2.9
Other comprehensive income loss (gain)	$14.2	$(3.7)	$8.1	$3.6
In 2013, the Company expects to recognize approximately $0.6 million of the prior service benefit and $5.1 million of the net actuarial loss, as components of pension and postretirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 29, 2012 and December 31, 2011 was $230.1 million and $208.1 million, respectively. At December 29, 2012 and December 31, 2011, the accumulated benefit obligations of certain pension plans exceeded those plans' assets. For those plans, the accumulated benefit obligations were $224.4 million and $170.0 million, and the fair value of their assets was $109.8 million and $69.3 million as of December 29, 2012 and December 31, 2011, respectively. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.
The costs associated with all of the Company's plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost:
Service cost and expenses	$9.9	$10.3	$9.4	$0.1	$0.1	$0.1
Interest cost	8.9	9.9	10.0	1.2	1.7	1.8
Return on plan assets	(5.6)	(5.5)	(6.5)	—	—	—
Settlement/Curtailment	1.7	2.8	2.2	—	—	—
Employee contributions	(0.3)	(0.3)	—	—	—	—
Net deferral	4.3	3.9	3.2	(0.4)	(0.4)	(0.4)
Net periodic benefit cost	$18.9	$21.1	$18.3	$0.9	$1.4	$1.5
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	3.7%	4.7%	5.1%	4.0%	5.0%	5.3%
Discount rate, benefit obligations	3.3	3.7	4.7	3.5	4.0	5.0
Return on plan assets	8.3	8.3	8.3	n/a	n/a	n/a
Salary growth rate, net periodic benefit cost	3.0	5.0	5.0	n/a	n/a	n/a
Salary growth rate, benefit obligations	3.0	3.0	5.0	n/a	n/a	n/a
Foreign plans
Discount rate	3.3%	3.9%	4.3%	n/a	n/a	n/a
Return on plan assets	4.1	4.1	4.4	n/a	n/a	n/a
Salary growth rate	3.1	3.1	3.0	n/a	n/a	n/a

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans was 8.3 percent and 4.1 percent, respectively, for both 2012 and 2011.
The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The weighted average discount rates used to determine the benefit obligation was 3.3 percent for both the U.S. and foreign plans in 2012 , and 3.7 percent and 3.9 percent, respectively, for 2011.
The assumed healthcare cost trend rate for 2012 was 7.3 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2019. The healthcare cost trend rate assumption could have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$0.1
Effect on post-retirement benefit obligation	1.9	1.7
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
The Company's weighted-average asset allocations at December 29, 2012 and December 31, 2011, by asset category, were as follows:

	2012		2011
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	62%	29%	62%	24%
Fixed income securities	37	12	37	13
Cash and money market investments	1	7	1	8
Guaranteed contracts	—	51	—	54
Other	—	1	—	1
Total	100%	100%	100%	100%

The fair value of the Company's pension plan assets at December 29, 2012 by asset category is as follows:

Description of Assets (in millions)		December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$31.7	$—	$31.7	$—
Foreign plans:
Australia	Investment fund (b)	5.6	—	5.6	—
Switzerland	Guaranteed insurance contract (c)	35.2	—	—	35.2
Germany	Guaranteed insurance contract (c)	5.6	—	—	5.6
Belgium	Mutual fund (d)	19.9	19.9	—	—
Austria	Guaranteed insurance contract (c)	0.5	—	—	0.5
Korea	Guaranteed insurance contract (c)	3.1	—	—	3.1
Japan	Common/collective trust (e)	7.3	—	7.3	—
	Money market fund (e)	4.8	4.8	—	—
Philippines	Fixed income securities (f)	2.6	2.6	—	—
	Equity funds (f)	2.0	2.0	—	—
Total		$118.3	$29.3	$44.6	$44.4
The fair value of the Company's pension plan assets at December 31, 2011 by asset category is as follows:

Description of Assets (in millions)		December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$29.8	$—	$29.8	$—
Foreign plans:
Australia	Investment fund (b)	5.0	—	5.0	—
Switzerland	Guaranteed insurance contract (c)	33.9	—	—	33.9
Germany	Guaranteed insurance contract (c)	5.6	—	—	5.6
Belgium	Mutual fund (d)	16.1	16.1	—	—
Austria	Euro bond fund (g)	1.0	1.0	—	—
	Guaranteed insurance contract (c)	0.5	—	—	0.5
Korea	Guaranteed insurance contract (c)	2.8	—	—	2.8
Japan	Common/collective trust (e)	7.4	—	7.4	—
	Money market fund (e)	4.6	4.6	—	—
Philippines	Fixed income securities (f)	3.1	3.1	—	—
	Money market fund (f)	0.7	0.7	—	—
Total		$110.5	$25.5	$42.2	$42.8
____________________

(a)
The investment strategy of the U.S. pension plan for each period presented is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities for both periods. As of each of the years ended December 29, 2012 and December 31, 2011, the common trusts held 62 percent of its assets in equity securities, 37 percent in fixed income securities and the remaining amounts in cash and money markets. The percentage of invested funds in equity securities at the end of both 2012 and 2011, included: 32 percent in large U.S. stocks, 20 percent small U.S. stocks and 10 percent in international stocks. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
For each period presented, the strategy of this fund is to achieve a long-term net return of at least 4 percent above inflation based on the Australian consumer price index over a rolling 5 year period. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 29, 2012 and December 31, 2011, the percentage of funds held in investments included: Australian equities of 34 and 35 percent, government and corporate bonds of 11 and 10 percent and cash of 7 and 7 percent, respectively, and other equities of listed companies outside of Australia of 38 percent, and real estate of 10 percent in each year.

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

(d)
The strategy of the Belgian plan in each period presented is to seek to achieve each year a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 29, 2012 and December 31, 2011, the percentage of funds held in investments included: large-cap equities of European companies of 34 and 28 percent, small-cap equities of European companies of 18 and 20 percent, equities outside of Europe, mainly in the U.S. and emerging markets, of 11 and 14 percent, and the remaining amount in bonds, primarily from European and U.S. governments, of 37 and 38 percent, respectively.

(e)
The Company's strategy for each period presented is to invest approximately 60 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 40 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50 percent equities in Japanese listed securities, 7 percent in equities outside of Japan and 43 percent in cash and other short-term investments. The equity investment has been achieved through a collective trust that held 61 and 62 percent in total funded assets as of December 29, 2012 and December 31, 2011, respectively. Of the amount held in the collective trust as of the end of both 2012 and 2011, 88 percent was invested in Japanese equities, while 12 percent was invested in equities of companies based outside of Japan. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets. At year end 2012 and 2011, 39 and 38 percent of the plan assets were held in a money market fund. The money market fund is a highly liquid investment and is valued using quoted market prices in active markets.

(f)
In 2012, the investment strategy in the Philippines is to achieve an appropriate balance between risk and return, from a diversified portfolio of Philippine peso denominated bonds and equities. The target asset class allocations is 57 percent in equity securities, 38 percent fixed income securities and 5 percent in cash and deposits. The fixed income securities at year end were valued using quoted bid prices on similarly termed government securities. The equity index fund was valued at the closing price of the active market in which it was traded. In 2011, the strategy was to invest in low risk domestic fixed income earnings securities, including but not limited to Philippine peso denominated treasury bills, treasury bonds, treasury notes and other government securities fully guaranteed by the Philippine government.

(g)	In 2011, these amounts represented highly-rated euro government bonds. The fair value of the bond fund was determined using quoted market prices of the underlying assets included in the fund.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
	December 29, 2012	December 31, 2011
Beginning balance	$42.8	$40.2
Realized gains	0.8	1.1
Purchases, sales and settlements, net	(0.1)	0.6
Impact of exchange rates	0.9	0.9
Ending balance	$44.4	$42.8
The Company expects to contribute $16.4 million to its U.S. and foreign pension plans and $2.8 million to its other U.S. postretirement benefit plan in 2013.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $8.7 million, $8.7 million and $8.9 million for 2012, 2011 and 2010, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's U.S. and foreign plans:

Years	Pension benefits	Postretirement benefits	Subsidy receipts	Total
2013	$14.3	$3.2	$0.3	$17.2
2014	21.6	3.2	0.3	24.5
2015	13.0	3.2	0.3	15.9
2016	14.8	3.1	0.3	17.6
2017	37.8	3.0	0.3	40.5
2018-2022	87.7	13.2	1.7	99.2
Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company expects subsidies of $3.2 million from 2013 through 2022 related to these prescription drug benefits.

Note 14:	Incentive Compensation Plans
On May 12, 2010, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2010 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 4,750,000, plus any remaining shares available for issuance under the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under these plans. The total number of shares available for grant under the 2010 Incentive Plan as of December 29, 2012 was 3,950,003.
Under the 2010 Incentive Plan, non-employee directors receive one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director is eligible to receive a stock award in such form, at such time and in such amount as may be determined by the Nominating and Governance Committee of the Board of Directors.

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

	2012	2011	2010
Dividend yield	2.5%	2.1%	2.7%
Expected volatility	39%	40%	40%
Risk-free interest rate	1.2%	1.6%	2.0%
Expected life	8 years	8 years	8 years
Stock option activity for 2012, under all of the Company's incentive plans, is summarized in the following table:

Stock options	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	3,153,506	$31.43
Granted	382,850	61.10
Exercised	(600,437)	22.37
Outstanding at December 29, 2012	2,935,919	$37.15	$74.9
Exercisable at December 29, 2012	2,202,605	$30.59	$70.7
The intrinsic value of options exercised during 2012, 2011 and 2010 totaled $23.5 million, $24.1 million and $22.0 million, respectively. The average remaining contractual life on outstanding and exercisable options was 6.2 years and 5.3 years, respectively, at the end of 2012. The weighted average estimated grant date fair value of 2012, 2011 and 2010 option grants was $19.73, $19.37 and $15.71 per share, respectively.
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
The Company's performance-vested awards, granted under its performance share plan, provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three-year performance period. The program is based upon a pre-defined number of performance share units, and depending on achievement under the performance measures, the number of shares actually vested can be up to 150 percent of shares initially granted. The awards have been made in the Company's common stock, and the Company records expense on these awards based on the probability of achieving the performance conditions over the three-year performance period.
In 2012, as a result of improved performance, the Company increased the estimated number of shares expected to vest by a total of 9,435 shares for the three performance share plans running during 2012.

Restricted stock, restricted stock units, and performance share award activity for 2012 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date fair value
Outstanding at December 31, 2011	945,265	$34.93
Granted	167,625	60.69
Performance share adjustments	9,435	55.44
Vested	(319,023)	29.17
Forfeited	(3,261)	48.77
Outstanding at December 29, 2012	800,041	$43.01
The grant date fair value of performance awards, restricted stock and restricted stock units vested in 2012, 2011 and 2010 was $19.6 million, $17.3 million and $11.8 million, respectively. The weighted-average grant-date fair value per share of these awards in 2012, 2011 and 2010 was $60.69, $56.26 and $46.59, respectively.
Compensation expense associated with performance awards, restricted stock and restricted stock units that settle in stock is equal to the market value of the shares on the date of grant and is recorded pro rata over the requisite service period. For awards which are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares and is included as a liability on the Consolidated Balance Sheets. Shares outstanding with cash settled awards totaled 7,071, 7,530 and 10,651 shares as of December 29, 2012, December 31, 2011 and December 25, 2010, respectively. These cash settled awards had a fair value of $0.4 million as of December 29, 2012 and December 31, 2011.
Compensation expense associated with all employee stock-based compensation was $20.1 million, $18.0 million and $14.8 million in 2012, 2011 and 2010, respectively. The estimated tax benefit associated with this compensation expense was $7.2 million, $6.5 million and $5.4 million in 2012, 2011 and 2010, respectively. As of December 29, 2012, total unrecognized stock based compensation expense related to all stock based awards was $20.9 million, which is expected to be recognized over a weighted average period of 24 months.
Expense related to earned cash performance awards of $22.2 million, $18.7 million and $23.6 million was included in the Consolidated Statements of Income for 2012, 2011 and 2010, respectively.
Under an open market share repurchase program that originally began in 2007, the Company's Board of Directors, in February 2010, increased to $350 million the amount that could be spent on repurchases until February 1, 2015. The Company expected, at that time, to use proceeds from stock option exercises and excess cash generated by the business to offset dilution associated with the Company's equity incentive plans, with the intention of keeping the number of shares outstanding at about 63 million. In January 2011, the Company's board increased the authorization by $250 million to $600 million, in October 2011, increased the authorization by $600 million to $1.2 billion and finally in January 2013 increased the authorization by $800 million to $2 billion. The authorization currently has an expiration date of February 1, 2017.
During 2012, 2011 and 2010, the Company repurchased 3.3 million, 7.1 million and 1.3 million shares at an aggregate cost of $200.0 million, $426.1 million and $60.3 million, respectively. Since inception of the program in May 2007 and through December 29, 2012, the Company had repurchased 15.5 million shares at an aggregate cost of $827.7 million.

Note 15:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.

Effective with the first quarter of 2011, the Company changed its segment reporting to reflect the geographic distribution of its businesses in accordance with how it views the operations. Since the acquisition of the direct-to-consumer businesses of Sara Lee Corporation in 2005, certain segments previously aggregated in a "Beauty Other" segment changed such that both Tupperware and beauty and personal care products contribute significantly to sales and profit, which changed the way these businesses have been operated. Consequently, the Company no longer has a Beauty Other segment, and the businesses previously reported in that segment are now reported as follows: Tupperware Brands Philippines in Asia Pacific; the Company's Central America businesses in Tupperware North America; the Nutrimetics businesses in Europe and Asia Pacific (as applicable); and the businesses in South America as a separate geographic segment. Comparable information from 2010 has been reclassified to conform to the new presentation.
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

South America	Both housewares and beauty products under the Fuller®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $610.5 million, $679.8 million and $666.6 million in 2012, 2011 and 2010, respectively.

(In millions)	2012	2011	2010
Net sales:
Europe	$791.4	$848.9	$796.0
Asia Pacific	780.7	714.0	584.0
Tupperware North America	344.8	352.0	331.5
Beauty North America	348.3	395.5	406.0
South America	318.6	274.6	182.9
Total net sales	$2,583.8	$2,585.0	$2,300.4
Segment profit:
Europe	$131.6	$148.3	$147.1
Asia Pacific	172.7	147.0	111.8
Tupperware North America	63.7	58.4	52.8
Beauty North America	30.2	37.9	58.9
South America	61.0	48.6	24.4
Total segment profit	459.2	440.2	395.0
Unallocated expenses	(62.6)	(58.9)	(56.8)
Re-engineering and impairment charges (a)	(22.4)	(7.9)	(7.6)
Impairment of goodwill and intangibles (b)	(76.9)	(36.1)	(4.3)
Gains on disposal of assets (c)	7.9	3.8	0.2
Interest expense, net (d)	(32.4)	(45.8)	(26.8)
Income before taxes	$272.8	$295.3	$299.7

(In millions)	2012	2011	2010
Depreciation and amortization:
Europe	$20.7	$21.3	$20.3
Asia Pacific	10.1	9.2	10.6
Tupperware North America	7.6	8.4	8.5
Beauty North America	5.2	6.4	6.9
South America	2.1	2.1	1.2
Corporate	3.9	2.4	2.2
Total depreciation and amortization	$49.6	$49.8	$49.7
Capital expenditures:
Europe	$24.7	$34.4	$26.1
Asia Pacific	23.3	11.6	11.5
Tupperware North America	10.1	9.4	7.2
Beauty North America	3.8	3.9	3.5
South America	11.8	6.4	4.1
Corporate	1.9	8.2	3.7
Total capital expenditures	$75.6	$73.9	$56.1
Identifiable assets:
Europe	$385.4	$395.9	$397.7
Asia Pacific	331.3	331.9	350.9
Tupperware North America	140.0	143.8	178.7
Beauty North America	320.3	337.4	380.4
South America	114.9	105.4	95.1
Corporate	529.9	508.2	588.9
Total identifiable assets	$1,821.8	$1,822.6	$1,991.7
____________________

a.	The re-engineering and impairment charges line includes severance expenses and other exit costs. See Note 2 to the Consolidated Financial Statements.

b.
Reviews of the value of the intangible assets related to the acquisition of the Sara Lee direct-to-consumer units acquired in 2005 and BeautiControl acquired in 2000, resulted in the conclusion that certain of the tradenames and goodwill had been impaired. This resulted in charges of $76.9 million related to BeautiControl, NaturCare and Nutrimetics in 2012 and $36.1 million related to Nutrimetics in 2011. In 2010, the Company recorded an impairment of $4.3 million related to Swissgarde in connection with a decision to cease operating that unit as a separate business. See Note 6 to the Consolidated Financial Statements.

c.
Gains on disposal of assets in 2012 included $7.5 million from the sale of a facility in Belgium, $0.2 million from insurance proceeds due to a flood in Venezuela and $0.2 million from equipment sales. In 2011, the Company recorded a pretax gain from insurance proceeds of $3.0 million, net of cost, related to a flood in Australia, as well as $0.7 million related to the sale of land held for development near the Company's Orlando, Florida headquarters. In 2010, the Company recognized a $0.2 million gain on the sale of property by Nutrimetics Australia.

d.
In 2011, the Company recorded $19.8 million in interest expense related to the impairment of interest rate swaps and the write off of deferred debt costs in conjunction with the early extinguishment of debt. See Note 7 to the Consolidated Financial Statements, under the caption Use of Proceeds.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Sales of Tupperware and beauty products to customers in Mexico were $404.8 million, $436.5 million and $421.0 million in 2012, 2011 and 2010, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware and beauty products to customers in the United States were $244.7 million, $264.3 million and $265.4 million in 2012, 2011 and 2010, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.
Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2012, 2011 and 2010, respectively, long-lived assets in the United States were $85.5 million, $81.2 million and $77.2 million.
As of December 29, 2012 and December 31, 2011, the Company's net investment in international operations was $562.1 million and $566.3 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

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
Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company's former parent, and Tupperware, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents. As part of the acquisition of the direct-to-consumer businesses of Sara Lee Corporation in December 2005, that company indemnified the Company for any liabilities arising out of any existing litigation at that time and for certain legal matters arising out of circumstances that might relate to periods before or after the date of the acquisition.
Leases. Rental expense for operating leases totaled $32.1 million in 2012, $34.3 million in 2011 and $29.6 million in 2010. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 29, 2012 were: 2013-$33.0 million; 2014-$23.7 million; 2015-$13.5 million; 2016-$8.8 million; 2017-$7.6 million; and after 2017-$9.5 million. Leases included in the minimum rental commitments for 2013 and 2014 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17:	Allowance for Long-Term Receivables
As of December 29, 2012, $24.5 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

The balance of the allowance for long-term receivables as of December 29, 2012 was as follows (in millions):

Balance at December 31, 2011	$23.3
Write-offs	(4.8)
Provision (a)	3.7
Currency translation adjustment	0.2
Balance at December 29, 2012	$22.4
____________________
(a)    Provision includes $1.9 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 7 to the Consolidated Financial Statements.
Condensed consolidated financial information as of December 29, 2012 and December 31, 2011 and for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. Note that the Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification that the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.

Condensed Consolidating Balance Sheet

	December 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.2	$119.6	$—	$119.8
Accounts receivable, net	—	—	173.4	—	173.4
Inventories	—	—	313.9	—	313.9
Deferred income tax benefits, net	4.8	46.8	43.3	—	94.9
Non-trade amounts receivable, net	—	3.2	35.8	—	39.0
Intercompany receivables	152.0	378.0	415.4	(945.4)	—
Prepaid expenses and other current assets	1.4	65.8	111.0	(152.7)	25.5
Total current assets	158.2	494.0	1,212.4	(1,098.1)	766.5
Deferred income tax benefits, net	82.9	174.2	102.0	—	359.1
Property, plant and equipment, net	—	32.4	266.4	—	298.8
Long-term receivables, net	—	0.1	24.7	—	24.8
Trademarks and tradenames	—	—	138.4	—	138.4
Other intangible assets, net	—	—	5.0	—	5.0
Goodwill	—	2.9	190.0	—	192.9
Investments in subsidiaries	1,417.0	2,195.0	—	(3,612.0)	—
Intercompany notes receivable	81.5	578.2	1,677.4	(2,337.1)	—
Other assets, net	4.5	7.9	86.2	(62.3)	36.3
Total assets	$1,744.1	$3,484.7	$3,702.5	$(7,109.5)	$1,821.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.6	$152.2	$—	$154.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	37.0	—	166.4	—	203.4
Intercompany payables	343.4	556.3	45.7	(945.4)	—
Accrued liabilities	116.4	96.7	275.9	(152.7)	336.3
Total current liabilities	496.8	655.6	640.2	(1,098.1)	694.5
Long-term debt and capital lease obligations	396.4	—	18.0	—	414.4
Intercompany notes payable	346.9	1,330.5	659.7	(2,337.1)	—
Other liabilities	24.9	77.3	193.9	(62.3)	233.8
Shareholders' equity	479.1	1,421.3	2,190.7	(3,612.0)	479.1
Total liabilities and shareholders' equity	$1,744.1	$3,484.7	$3,702.5	$(7,109.5)	$1,821.8

Condensed Consolidating Balance Sheet

	December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1.9	$136.3	$—	$138.2
Accounts receivable, net	—	—	163.7	—	163.7
Inventories	—	—	302.5	—	302.5
Deferred income tax benefits, net	5.5	44.6	44.1	—	94.2
Non-trade amounts receivable, net	0.4	10.1	37.0	—	47.5
Intercompany receivables	1,674.7	3,757.3	257.7	(5,689.7)	—
Prepaid expenses and other current assets	1.2	1.6	83.0	(62.5)	23.3
Total current assets	1,681.8	3,815.5	1,024.3	(5,752.2)	769.4
Deferred income tax benefits, net	68.7	128.7	120.2	—	317.6
Property, plant and equipment, net	—	28.7	244.4	—	273.1
Long-term receivables, net	—	0.1	23.1	—	23.2
Trademarks and tradenames	—	—	157.1	—	157.1
Other intangible assets, net	—	—	7.2	—	7.2
Goodwill	—	2.9	238.5	—	241.4
Investment in subsidiaries	2,695.0	1,734.6	—	(4,429.6)	—
Intercompany notes receivable	85.9	506.0	1,088.5	(1,680.4)	—
Other assets, net	34.6	7.9	130.0	(138.9)	33.6
Total assets	$4,566.0	$6,224.4	$3,033.3	$(12,001.1)	$1,822.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$—	$157.2	$—	$157.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	—	—	195.7	—	195.7
Intercompany payables	3,270.0	2,415.5	4.2	(5,689.7)	—
Accrued liabilities	35.5	116.1	270.4	(101.5)	320.5
Total current liabilities	3,305.5	2,531.6	627.5	(5,791.2)	673.4
Long-term debt and capital lease obligations	396.1	—	19.1	—	415.2
Intercompany notes payable	342.9	1,337.5	—	(1,680.4)	—
Other liabilities	20.7	112.9	199.5	(99.9)	233.2
Shareholders' equity	500.8	2,242.4	2,187.2	(4,429.6)	500.8
Total liabilities and shareholders' equity	$4,566.0	$6,224.4	$3,033.3	$(12,001.1)	$1,822.6

Consolidating Statement of Income

	Year Ended December 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,591.3	$(7.5)	$2,583.8
Other revenue	—	128.2	30.8	(159.0)	—
Cost of products sold	—	30.9	992.0	(166.5)	856.4
Gross margin	—	97.3	1,630.1	—	1,727.4
Delivery, sales and administrative expense	21.7	55.4	1,252.4	—	1,329.5
Re-engineering and impairment charges	—	—	22.4	—	22.4
Impairment of goodwill and intangible assets	—	—	76.9	—	76.9
Gains on disposal of assets including insurance recoveries, net	—	0.5	7.4	—	7.9
Operating (loss) income	(21.7)	42.4	285.8	—	306.5
Interest income	1.6	30.9	4.9	(34.9)	2.5
Interest expense	28.1	20.4	21.3	(34.9)	34.9
Income from equity investments in subsidiaries	223.8	180.8	—	(404.6)	—
Other expense	—	1.0	0.3	—	1.3
Income before income taxes	175.6	232.7	269.1	(404.6)	272.8
Provision for income taxes	(17.4)	11.2	86.0	—	79.8
Net income	$193.0	$221.5	$183.1	$(404.6)	$193.0
Comprehensive income	$217.2	$248.8	$178.6	$(427.4)	$217.2
Consolidating Statement of Income

	Year Ended December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,591.1	$(6.1)	$2,585.0
Other revenue	—	101.9	12.3	(114.2)	—
Cost of products sold	—	12.4	970.4	(120.3)	862.5
Gross margin	—	89.5	1,633.0	—	1,722.5
Delivery, sales and administrative expense	20.9	42.9	1,276.2	—	1,340.0
Re-engineering and impairment charges	—	—	7.9	—	7.9
Impairment of goodwill and intangible assets	—	—	36.1	—	36.1
Gains on disposal of assets including insurance recoveries, net	—	3.0	0.8	—	3.8
Operating (loss) income	(20.9)	49.6	313.6	—	342.3
Interest income	2.0	33.1	10.5	(42.4)	3.2
Interest expense	46.9	15.0	29.5	(42.4)	49.0
Income from equity investments in subsidiaries	260.5	222.9	—	(483.4)	—
Other expense	0.1	—	1.1	—	1.2
Income before income taxes	194.6	290.6	293.5	(483.4)	295.3
Provision for income taxes	(23.7)	35.6	65.1	—	77.0
Net income	$218.3	$255.0	$228.4	$(483.4)	$218.3
Comprehensive income	$169.3	$187.9	$194.0	$(381.9)	$169.3

Consolidating Statement of Income

	Year Ended December 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,303.6	$(3.2)	$2,300.4
Other revenue	—	56.9	16.0	(72.9)	—
Cost of products sold	—	16.1	826.2	(76.1)	766.2
Gross margin	—	40.8	1,493.4	—	1,534.2
Delivery, sales and administrative expense	17.7	49.1	1,126.3	—	1,193.1
Re-engineering and impairment charges	—	—	7.6	—	7.6
Impairment of goodwill and intangible assets	—	—	4.3	—	4.3
Gains on disposal of assets including insurance recoveries, net	—	—	0.2	—	0.2
Operating (loss) income	(17.7)	(8.3)	355.4	—	329.4
Interest income	2.3	32.5	7.8	(40.1)	2.5
Interest expense	28.6	10.4	30.4	(40.1)	29.3
Income from equity investments in subsidiaries	253.8	272.5	—	(526.3)	—
Other expense	—	—	2.9	—	2.9
Income before income taxes	209.8	286.3	329.9	(526.3)	299.7
Provision for income taxes	(15.8)	27.1	62.8	—	74.1
Net income	$225.6	$259.2	$267.1	$(526.3)	$225.6
Comprehensive income	$242.4	$272.3	$268.4	$(540.7)	$242.4

Condensed Consolidating Statement of Cash Flows

	Year Ended December 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(644.0)	$942.0	$158.5	$(157.8)	$298.7
Investing Activities:
Capital expenditures	—	(10.6)	(65.0)	—	(75.6)
Proceeds from disposal of property, plant and equipment	—	0.3	10.5	—	10.8
Return of capital	854.9	—	—	(854.9)	—
Net cash provided by (used in) investing activities	854.9	(10.3)	(54.5)	(854.9)	(64.8)
Financing Activities:
Dividend payments to shareholders	(77.6)	—	—	—	(77.6)
Dividend payments to parent	—	—	(131.7)	131.7	—
Proceeds from exercise of stock options	12.9	—	—	—	12.9
Repurchase of common stock	(205.0)	—	—	—	(205.0)
Repayment of long-term debt and capital lease obligations	—	—	(2.3)	—	(2.3)
Net change in short-term debt	37.0	—	(31.0)	—	6.0
Excess tax benefits from share-based payment arrangements	13.5	—	—	—	13.5
Net intercompany notes payable (receivable)	8.3	(79.3)	44.9	26.1	—
Return of capital to parent	—	(854.9)	—	854.9	—
Net cash used in financing activities	(210.9)	(934.2)	(120.1)	1,012.7	(252.5)
Effect of exchange rate changes on cash and cash equivalents	—	0.8	(0.6)	—	0.2
Net change in cash and cash equivalents	—	(1.7)	(16.7)	—	(18.4)
Cash and cash equivalents at beginning of year	—	1.9	136.3	—	138.2
Cash and cash equivalents at end of period	$—	$0.2	$119.6	$—	$119.8

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$360.4	$(232.0)	$129.5	$16.8	$274.7
Investing Activities:
Capital expenditures	—	(12.7)	(61.2)	—	(73.9)
Proceeds from disposal of property, plant and equipment	—	—	5.0	—	5.0
Net cash used in investing activities	—	(12.7)	(56.2)	—	(68.9)
Financing Activities:
Dividend payments to shareholders	(73.8)	—	—	—	(73.8)
Dividend payments to parent	—	—	(12.0)	12.0	—
Net proceeds from issuance of Senior Notes	393.3	—	—	—	393.3
Proceeds from exercise of stock options	16.1	—	—	—	16.1
Repurchase of common stock	(428.6)	—	—	—	(428.6)
Repayment of long-term debt and capital lease obligations	(405.0)	—	(2.4)	—	(407.4)
Net change in short-term debt	0.2	—	193.3	—	193.5
Debt issuance costs	(3.0)	—	—	—	(3.0)
Excess tax benefits from share-based payment arrangements	9.0	—	—	—	9.0
Net intercompany notes payable (receivable)	111.4	195.8	(278.4)	(28.8)	—
Net cash (used in) provided by financing activities	(380.4)	195.8	(99.5)	(16.8)	(300.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	(14.0)	—	(15.4)
Net change in cash and cash equivalents	(20.0)	(50.3)	(40.2)	—	(110.5)
Cash and cash equivalents at beginning of year	20.0	52.2	176.5	—	248.7
Cash and cash equivalents at end of period	$—	$1.9	$136.3	$—	$138.2

Condensed Consolidating Statement of Cash Flows

	Year Ended December 25, 2010
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$437.3	$(428.9)	$299.3	$(8.2)	$299.5
Investing Activities:
Capital expenditures	—	(4.8)	(51.3)	—	(56.1)
Proceeds from disposal of property, plant and equipment	—	—	10.0	—	10.0
Return of capital	45.0	—	—	(45.0)	—
Net cash provided by (used in) investing activities	45.0	(4.8)	(41.3)	(45.0)	(46.1)
Financing Activities:
Dividend payments to shareholders	(63.2)	—	—	—	(63.2)
Dividend payments to parent	—	—	(13.2)	13.2	—
Proceeds from exercise of stock options	16.8	—	—	—	16.8
Repurchase of common stock	(62.5)	—	—	—	(62.5)
Repayment of long-term debt and capital lease obligations	—	—	(2.2)	—	(2.2)
Net change in short-term debt	—	—	0.2	—	0.2
Excess tax benefits from share-based payment arrangements	7.0	—	—	—	7.0
Net intercompany notes (receivable) payable	(360.4)	485.8	(120.4)	(5.0)	—
Return of capital to parent	—	—	(45.0)	45.0	—
Net cash (used in) provided by financing activities	(462.3)	485.8	(180.6)	53.2	(103.9)
Effect of exchange rate changes on cash and cash equivalents	—	(9.3)	(3.9)	—	(13.2)
Net change in cash and cash equivalents	20.0	42.8	73.5	—	136.3
Cash and cash equivalents at beginning of year	—	9.4	103.0	—	112.4
Cash and cash equivalents at end of period	$20.0	$52.2	$176.5	$—	$248.7

Note 19:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 29, 2012 and December 31, 2011.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 29, 2012:
Net sales	$639.5	$638.9	$594.4	$711.0
Gross margin	426.4	432.2	394.9	473.9
Net income	58.3	12.7	47.5	74.5
Basic earnings per share	1.04	0.23	0.86	1.37
Diluted earnings per share	1.02	0.22	0.85	1.34
Dividends declared per share	0.36	0.36	0.36	0.36
Composite stock price range:
High	64.99	64.63	58.08	67.82
Low	54.88	51.28	50.90	52.80
Close	63.50	54.76	53.59	62.67
Year ended December 31, 2011:
Net sales	$636.4	$669.9	$602.6	$676.1
Gross margin	421.5	450.3	400.9	449.8
Net income	55.8	65.1	10.5	86.9
Basic earnings per share	0.90	1.05	0.18	1.53
Diluted earnings per share	0.88	1.03	0.17	1.50
Dividends declared per share	0.30	0.30	0.30	0.30
Composite stock price range:
High	60.57	69.64	71.99	61.35
Low	45.18	57.39	52.50	49.86
Close	59.41	69.60	53.74	55.97
Certain items impacting quarterly comparability for 2012 and 2011 were as follows:

•
Pretax re-engineering and impairment costs of $0.9 million, $1.1 million, $2.0 million and $18.4 million were recorded in the first through fourth quarters of 2012, respectively. Pretax re-engineering and impairment costs of $1.4 million, $1.1 million, $2.2 million and $3.2 million were recorded in the first through fourth quarters of 2011, respectively. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

•
In the second quarter of 2012, the Company recorded a $76.9 million of impairment charges related to certain intangibles and goodwill, related to BeautiControl, NaturCare and Nutrimetics. In the third quarter of 2011, the Company recorded a $36.1 million impairment related to certain intangibles and goodwill related to Nutrimetics, as well as the Company's decision to cease operating its Nutrimetics business in Malaysia. Refer to Note 6 to the Consolidated Financial Statements for further discussion.

•
In the second quarter of 2011, the Company recorded a loss on the extinguishment of debt of $0.9 million for the write-off of unamortized debt issuance costs, as well as $18.9 million in interest expense reclassified from other comprehensive loss as hedges under related interest rate swaps became ineffective.

•	The Company's fiscal year ends on the last Saturday of December, and as a result, the first quarter of 2012 contained 13 weeks, as compared with 14 weeks in the first quarter of 2011.

Note 20:	Subsequent Event
On February 1, 2013, in conjunction with executing its planned 2013 share repurchase program, the Company entered into a 90-day $75 million promissory note with the same interest rate and covenant terms as under its $450 million Credit Agreement.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Tupperware Brands Corporation
In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 26, 2013

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company's internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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

Item 9B.Other Information.
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2013 Annual Meeting of Shareholders to be held on May 24, 2013 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 24, 2013 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 24, 2013 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during 2012, as set forth by Item 407(c)(3).
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 24, 2013 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial expert, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be held on May 24, 2013, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be held on May 24, 2013 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2013 Annual Meeting of Shareholders to be held on May 24, 2013, is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2013 Annual Meeting of Shareholders to be held on May 24, 2013 is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2013 Annual Meeting of Shareholders to be held on May 24, 2013 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:
Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows - Years ended December 29, 2012, December 31, 2011 and December 25, 2010;
Consolidated Balance Sheets - December 29, 2012 and December 31, 2011;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Public Accounting Firm.

(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 29, 2012.
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

*10.8	2002 Incentive Plan, as amended through January 26, 2009 (Attached as Exhibit 10.10 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.9	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.10	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.11	Tupperware Brands Corporation 2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.12	Tupperware Brands Corporation 2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.13	Credit Agreement dated June 2, 2011 (Attached as Exhibit 10.13 to Form 10-K/A, filed with the Commission on January 9, 2013 and incorporated herein by reference).
21	Subsidiaries of Tupperware Brands Corporation as of February 25, 2013.
23	Consent of Independent Registered Public Accounting Firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.
101
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

*    Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 29, 2012
(In millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 29, 2012	$51.2	$10.9	$—	$(9.0)	/F1	$53.9
				0.8	/F2
Year ended December 31, 2011	52.3	11.5	—	(10.6)	/F1	51.2
				(2.0)	/F2
Year ended December 25, 2010	51.2	11.1	—	(8.6)	/F1	52.3
				(1.4)	/F2
Valuation allowance for deferred tax assets:
Year ended December 29, 2012	96.0	2.7	2.5	1.9	/F2	103.1
Year ended December 31, 2011	99.8	(0.3)	4.3	(7.8)	/F2	96.0
Year ended December 25, 2010	99.0	2.1	—	(1.3)	/F2	99.8
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION
(Registrant)

By:	/S/ E.V. GOINGS
E.V. Goings
Chairman and Chief Executive Officer
February 26, 2013

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
February 26, 2013