Form 10-Q
period 2013-03-30
TUPPERWARE BRANDS CORP
filed 2013-05-07
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 30, 2013
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
As of May 2, 2013, 52,890,293 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(Dollars in millions, except per share amounts)	March 30, 2013	March 31, 2012

Net sales	$662.9	$639.5
Cost of products sold	222.8	213.1
Gross margin	440.1	426.4

Delivery, sales and administrative expense	348.5	339.6
Re-engineering and impairment charges	2.2	0.9
Gains on disposal of assets, including insurance recoveries	—	0.2
Operating income	89.4	86.1

Interest income	0.6	0.7
Interest expense	8.9	9.8
Other expense (income)	2.9	(0.3)
Income before income taxes	78.2	77.3

Provision for income taxes	20.0	19.0
Net income	$58.2	$58.3

Earnings per share:
Basic	$1.09	$1.04
Diluted	1.06	1.02

Weighted-average shares outstanding:
Basic	53.6	55.9
Diluted	54.7	57.1

Dividends declared per common share	$0.62	$0.36

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(Dollars in millions)	March 30, 2013	March 31, 2012
Net income	$58.2	$58.3
Other comprehensive income:
Foreign currency translation adjustments	12.2	41.0
Deferred gain (loss) on cash flow hedges, net of tax benefits of $0.3 and $0.5 million, respectively	0.1	(1.6)
Pension and other post-retirement costs, net of tax benefits of $0.5 and $0.3 million, respectively	(1.4)	0.3
Other comprehensive income	10.9	39.7
Total comprehensive income	$69.1	$98.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	March 30, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$147.4	$119.8
Accounts receivable, less allowances of $31.4 and $30.4, respectively	194.4	173.4
Inventories	330.2	313.9
Deferred income tax benefits, net	109.3	94.9
Non-trade amounts receivable, net	51.4	39.0
Prepaid expenses and other current assets	37.0	25.5
Total current assets	869.7	766.5
Deferred income tax benefits, net	365.1	359.1
Property, plant and equipment, net	287.4	298.8
Long-term receivables, less allowances of $20.8 and $22.4, respectively	22.9	24.8
Trademarks and tradenames	139.9	138.4
Other intangible assets, net	4.6	5.0
Goodwill	194.0	192.9
Other assets, net	35.3	36.3
Total assets	$1,918.9	$1,821.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$125.4	$154.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	128.1	203.4
Accrued liabilities	376.1	336.3
Total current liabilities	629.6	694.5
Long-term debt and capital lease obligations	619.8	414.4
Other liabilities	231.8	233.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	160.1	151.2
Retained earnings	1,179.1	1,172.4
Treasury stock, 10,288,629 and 9,547,436 shares, respectively, at cost	(641.7)	(573.8)
Accumulated other comprehensive loss	(260.4)	(271.3)
Total shareholders' equity	437.7	479.1
Total liabilities and shareholders' equity	$1,918.9	$1,821.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 30, 2013	March 31, 2012
Operating Activities:
Net income	$58.2	$58.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12.1	12.1
Unrealized foreign exchange loss	2.5	—
Equity compensation	4.7	3.5
Amortization of deferred debt costs	0.1	0.3
Premium on senior notes	6.3	—
Accrued interest received on senior notes	2.6	—
Net gains on disposal of assets, including insurance recoveries	—	(0.3)
Provision for bad debts	3.5	3.6
Write-down of inventories	3.6	4.4
Net change in deferred income taxes	(8.6)	1.0
Excess tax benefits from share-based payment arrangements	(8.3)	(5.4)
Changes in assets and liabilities:
Accounts and notes receivable	(25.1)	(23.0)
Inventories	(21.1)	(23.1)
Non-trade amounts receivable	(4.7)	(0.8)
Prepaid expenses	(8.2)	(12.6)
Other assets	3.3	(0.2)
Accounts payable and accrued liabilities	(17.2)	(36.2)
Income taxes payable	6.5	(7.3)
Other liabilities	(0.4)	(2.4)
Proceeds from insurance recoveries, net of costs	—	0.2
Net cash impact from hedging activity	3.9	3.0
Other	0.2	0.1
Net cash provided by (used in) operating activities	13.9	(24.8)
Investing Activities:
Capital expenditures	(9.1)	(18.8)
Proceeds from disposal of property, plant and equipment	0.5	1.0
Net cash used in investing activities	(8.6)	(17.8)
Financing Activities:
Dividend payments to shareholders	(19.7)	(17.4)
Net proceeds from issuance of senior notes	200.0	—
Proceeds from exercise of stock options	13.8	4.2
Repurchase of common stock	(103.6)	(54.1)
Repayment of capital lease obligations	(0.5)	(0.4)
Net change in short-term debt	(71.1)	68.3
Debt issuance costs	(0.2)	—
Excess tax benefits from share-based payment arrangements	8.3	5.4
Net cash provided by financing activities	27.0	6.0
Effect of exchange rate changes on cash and cash equivalents	(4.7)	4.1
Net change in cash and cash equivalents	27.6	(32.5)
Cash and cash equivalents at beginning of year	119.8	138.2
Cash and cash equivalents at end of period	$147.4	$105.7
See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the 2012 audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2012.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2013 and 2012 were $38.0 million and $37.4 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $115.3 million and $112.5 million for the first quarters of 2013 and 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(in millions)	March 30, 2013	December 29, 2012
Finished goods	$257.1	$251.2
Work in process	28.0	22.9
Raw materials and supplies	45.1	39.8
Total inventories	$330.2	$313.9

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended
	March 30, 2013	March 31, 2012
Net income	$58.2	$58.3
Weighted-average shares of common stock outstanding	53.6	55.9
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.1	1.2
Weighted-average common and common equivalent shares outstanding	54.7	57.1
Basic earnings per share	$1.09	$1.04
Diluted earnings per share	$1.06	$1.02
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	—	0.1

Note 6:	Accumulated Other Comprehensive Loss

(in millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Beginning balance	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive income (loss) before reclassifications	12.2	0.1	(2.1)	10.2
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current-period other comprehensive income (loss)	12.2	0.1	(1.4)	10.9
Ending balance	$(206.0)	$(0.1)	$(54.3)	$(260.4)

Amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of $0.1 million of prior service benefit and $1.2 million of actuarial losses. The tax benefit associated with these items was $0.4 million. See Note 12 for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Other Exit Costs
The Company recorded $2.2 million and $0.9 million in re-engineering and impairment charges during the first quarters of 2013 and 2012, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, the relocation of the Company's office in Poland.
The balances included in accrued liabilities related to re-engineering and impairment charges as of March 30, 2013 and December 29, 2012 were as follows (in millions):

	March 30, 2013	December 29, 2012
Beginning of the year balance	$1.5	$3.0
Provision	2.2	22.4
Cash expenditures:
Severance	(1.0)	(6.0)
Other	(0.9)	(1.7)
Non-cash asset impairments	—	(16.2)
End of period balance	$1.8	$1.5

The accrual balance as of March 30, 2013, relates primarily to severance payments to be made by the end of the second quarter of 2013.

Note 8:	Segment Information
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
Worldwide sales of beauty and personal care products totaled $144.8 million and $147.5 million in the first quarters of 2013 and 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended
(In millions)	March 30, 2013	March 31, 2012
Net sales:
Europe	$217.6	$218.2
Asia Pacific	199.7	177.8
Tupperware North America	82.8	84.6
Beauty North America	85.5	87.4
South America	77.3	71.5
Total net sales	$662.9	$639.5
Segment profit:
Europe	$37.2	$36.1
Asia Pacific	42.8	33.9
Tupperware North America	12.3	13.3
Beauty North America	6.4	6.9
South America	5.7	10.0
Total segment profit	$104.4	$100.2
Unallocated expenses	(15.7)	(13.1)
Re-engineering and impairment charges (a)	(2.2)	(0.9)
Gains on disposal of assets, including insurance recoveries	—	0.2
Interest expense, net	(8.3)	(9.1)
Income before taxes	$78.2	$77.3

Identifiable assets:	March 30, 2013	December 29, 2012
Europe	$380.0	$385.4
Asia Pacific	347.1	331.3
Tupperware North America	140.5	140.0
Beauty North America	329.4	320.3
South America	131.4	114.9
Corporate	590.5	529.9
Total identifiable assets	$1,918.9	$1,821.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% senior notes due June 1, 2021 at an issue price of 98.989% under an indenture, dated as of June 2, 2011 (the "Indenture"), entered into by the Company and its wholly-owned subsidiary, Dart Industries Inc. (the “Guarantor”).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together the "Notes") at an issue price of 103.781% in a registered public offering pursuant to an underwriting agreement, dated March 6, 2013, among the Company, the Guarantor and the representatives of the underwriters. The Notes form a single series under the Indenture. The proceeds received from the March 2013 issuance were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement (the "Credit Agreement"). The remaining net proceeds have been and will be used to fund planned share repurchases in 2013 under the Company's common stock repurchase program. As a result of the issuance, the Company recorded a bond premium of $7.6 million to be amortized over the life of the bond, as well as accrued interest received from bond purchasers of $2.6 million related to the coupon payment due in the second quarter of 2013. The Company also incurred $1.5 million in deferred financing costs, of which $1.3 million was netted with the bond premium.
In June 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement with a consortium of lenders. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of March 30, 2013, the Company had total borrowings of $125.7 million, denominated in euros, outstanding under its Credit Agreement.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of March 30, 2013, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate at that time of 1.6 percent on borrowings under the Credit Agreement. During the second quarter of 2013, in light of the Company's increased debt-to-EBITDA ratio (as defined in the Credit Agreement), the spread will increase by 25 basis points.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 30, 2013, and currently, the Company had considerable leeway under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement, as well as the Notes, through a security interest in certain "Tupperware" trademarks and service marks.
At March 30, 2013, the Company had $416.8 million of unused lines of credit, including $321.2 million under the committed, secured $450 million Credit Agreement, and $95.6 million available under various uncommitted lines around the world.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.0 million and $2.9 million in the first quarters of 2013 and 2012, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company's cash flow hedge contracts are for periods ranging from one to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax losses of $0.4 million and $0.9 million in the first quarters of 2013 and 2012, respectively.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net loss associated with these hedges, in other comprehensive income, net of tax, of $5.3 million and $14.3 million in the first quarters of 2013 and 2012, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the first quarters of 2013 and 2012, forward points on net equity hedges resulted in pretax losses of $2.9 million and $3.9 million, respectively.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items may not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $3.9 million and $3.0 million for the first quarters of 2013 and 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of March 30, 2013 and December 29, 2012. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	March 30, 2013		December 29, 2012
(in millions)	Buy	Sell	Buy	Sell
U.S. dollar	$105.5		$69.9
Euro	18.7		66.6
Philippine peso	9.3		9.9
South Korean won	5.9		3.0
New Zealand dollar	4.1		1.4
Malaysian ringgit	1.9		17.2
Singapore dollar	—		0.4
Japanese yen		$31.4		$32.8
Mexican peso		29.8		22.0
Australian dollar		15.8		15.5
Canadian dollar		8.4		3.5
Swiss franc		8.2		53.8
South African rand		7.2		6.8
Russian ruble		6.6		5.7
Turkish lira		6.2		12.3
Indonesian rupiah		4.0	11.3
Thai baht		4.0		3.3
Polish zloty		3.9		3.3
Argentine peso		3.9		—
Indian rupee		3.0		3.7
Czech koruna		2.9		3.3
Hungarian forint		2.8		3.3
Brazilian real		2.5		1.7
Croatian kuna		2.4		2.5
Norwegian krone		1.9		1.9
Swedish krona		1.6		1.7
British pound		0.9		4.8
Ukrainian hryvnia		0.6		0.9
Other currencies (net)		2.9		0.8
	$145.4	$150.9	$179.7	$183.6

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following tables summarize the Company's derivative positions and the impact they have on the Company's financial position as of March 30, 2013 and December 29, 2012:

Derivatives designated as hedging instruments (in millions)	Asset derivatives			Liability derivatives
		Fair Value			Fair Value
	Balance sheet location	Mar 30, 2013	Dec 29, 2012	Balance sheet location	Mar 30, 2013	Dec 29, 2012
Foreign exchange contracts	Non-trade amounts receivable	$19.5	$13.1	Accrued liabilities	$23.2	$15.7

The following table summarizes the impact of the Company's derivative positions on the results of operations for the first quarters of 2013 and 2012:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2013	2012		2013	2012
Foreign exchange contracts	Other expense	$11.8	$19.9	Other expense	$(11.7)	$(19.7)

The following table summarizes the impact of Company's derivative positions on comprehensive income for the first quarters of 2013 and 2012:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$(0.2)	$(2.8)	Cost of products sold	$—	$0.9	Interest expense	$(0.4)	$(0.9)
Net equity hedging relationships
Foreign exchange contracts	(8.3)	(22.3)	Other expense	—	—	Interest expense	(2.9)	(3.9)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11:	Fair Value Measurements
The following table presents those assets and liabilities recorded at fair value on a recurring basis:

Description of Assets (in millions)	March 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2.1	$2.1	$—
Foreign currency derivative contracts	19.5	—	19.5
Total	$21.6	$2.1	$19.5

Description of Liabilities (in millions)
Foreign currency derivative contracts	$23.2	$—	$23.2
Total	$23.2	$—	$23.2

Description of Assets (in millions)	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2.1	$2.1	$—
Foreign currency derivative contracts	13.1	—	13.1
Total	$15.2	$2.1	$13.1

Description of Liabilities (in millions)
Foreign currency derivative contracts	15.7	—	15.7
Total	$15.7	$—	$15.7

The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of March 30, 2013 and December 29, 2012, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of negative $3.7 million and negative $2.6 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 10 to the Consolidated Financial Statements.
Included in the Company's cash equivalents balances as of both March 30, 2013 and December 29, 2012 were $2.1 million in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at March 30, 2013 and December 29, 2012. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes was $637 million at March 30, 2013, compared with the carrying value of $604 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 30, 2013 and March 31, 2012 were as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Service cost	$2.7	$2.5	$—	$—
Interest cost	2.1	2.3	0.3	0.4
Expected return on plan assets	(1.5)	(1.4)	—	—
Net amortization	1.2	1.0	(0.1)	—
Net periodic benefit cost	$4.5	$4.4	$0.2	$0.4

During the first quarters of 2013 and 2012, approximately $1.1 million and $1.0 million, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 13:	Income Taxes
As of March 30, 2013 and December 29, 2012, the Company's gross unrecognized tax benefit was $25.0 million and $24.9 million, respectively. The accrual for uncertain tax positions increased for positions being taken in various global tax filings. The Company estimates that approximately $21.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.6 million and $5.9 million as of March 30, 2013 and December 29, 2012, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.8 million. For the remaining balance as of March 30, 2013, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.
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
The effective tax rate for the first quarter of 2013 was 25.6 percent, compared with 24.6 percent for the comparable 2012 period. The higher first quarter 2013 rate was due to losses incurred in conjunction with the devaluation of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the first quarters of 2013 and 2012, 46,659 and 64,927 shares, respectively, were retained to fund withholding taxes, with values totaling $3.6 million and $4.1 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
In the first quarter of 2012, the Company acquired $1.2 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in the first quarter of 2013.
In relation to the issuance of the Senior Notes in the first quarter of 2013, the proceeds related to the $7.6 million debt premium were reduced by $1.3 million of non-cash debt issuance costs.

Note 15:	Stock Based Compensation
The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units and performance share awards granted to directors and employees. Compensation expense for share-based awards is recorded straight line over the required service period, based on the fair value of the award, although with respect to performance share awards this is subject to an assessment of the likelihood of reaching performance levels included in the programs.
Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. In March 2013, the Company granted a stock option on 6,050 shares. The fair value of the Company’s stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2013 option grant: dividend yield of 2.6 percent; expected volatility of 39 percent; risk-free interest rate of 1.5 percent; and expected life of 8 years. The grant date fair value of the stock options granted during the first quarter of 2013 was $25.16 per share. 24,300 stock options were granted in the first quarter of 2012. Compensation expense associated with all outstanding stock option awards was $0.5 million and $0.6 million in the first quarters of 2013 and 2012, respectively.
Stock option activity for 2013, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 29, 2012	2,935,919	$37.15
Granted	6,050	77.52
Expired / Forfeited	(2,050)	54.92
Exercised	(503,242)	27.39
Outstanding at March 30, 2013	2,436,677	$39.25	$103.5
Exercisable at March 30, 2013	1,699,363	$31.54	$85.3

The intrinsic value of options exercised totaled $24.4 million and $6.2 million in the first quarters of 2013 and 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Company granted 64,725 and 68,000 performance-vested award shares under its performance share plan in February 2013 and 2012, respectively. The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three year performance period. The program is based upon a pre-defined number of performance share units. Depending on achievement under the performance measures, the actual payout can be up to 150 percent of shares initially granted.
In the first quarter of 2013, the Company granted 36,180 shares of time-vested restricted stock units with a fair value of $78.74 per share that vest 3 years from the date of grant. The Company also granted 1,300 shares of time-vested restricted stock with a fair value of $77.52 that vest 3 years from the date of grant. There were no such awards in the first quarter of 2012.
For the first quarters of 2013 and 2012, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $4.1 million and $2.8 million, respectively.
Restricted stock, restricted stock units, and performance share award activity for 2013 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 29, 2012	800,041	$43.01
Granted	102,205	78.77
Performance share adjustments	29,160	59.59
Vested	(87,699)	45.69
Forfeited	(16,091)	54.43
March 30, 2013	827,616	$47.39

The fair value of performance awards, restricted stock and restricted stock units vested in the first quarters of 2013 and 2012 was $6.9 million and $13.0 million, respectively.
As of March 30, 2013, total unrecognized stock based compensation expense related to all stock based awards was $25.7 million, which is expected to be recognized over a weighted average period of 2.1 years. The average remaining contractual life on outstanding and exercisable stock options was 6.4 years and 5.3 years, respectively.

Note 16:	Allowance for Long-Term Receivables
As of March 30, 2013, $22.2 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balance of the allowance for long-term receivables as of March 30, 2013 was as follows (in millions):

December 29, 2012	$22.4
Write-offs	(2.1)
Provision	0.9
Currency translation adjustment	(0.4)
March 30, 2013	$20.8

Note 17:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 9 to the Consolidated Financial Statements.
Condensed consolidated financial information as of March 30, 2013 and December 29, 2012 and for the quarterly periods ended March 30, 2013 and March 31, 2012 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	March 30, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$6.6	$140.8	$—	$147.4
Accounts receivable, net	—	—	194.4	—	194.4
Inventories	—	—	330.2	—	330.2
Deferred income tax benefits, net	4.8	46.6	58.0	(0.1)	109.3
Non-trade amounts receivable, net	0.1	6.3	45.0	—	51.4
Intercompany receivables	621.8	770.7	417.8	(1,810.3)	—
Prepaid expenses and other current assets	1.2	98.3	96.5	(159.0)	37.0
Total current assets	627.9	928.5	1,282.7	(1,969.4)	869.7
Deferred income tax benefits, net	90.5	180.4	99.0	(4.8)	365.1
Property, plant and equipment, net	—	32.4	255.0	—	287.4
Long-term receivables, net	—	0.1	22.8	—	22.9
Trademarks and tradenames	—	—	139.9	—	139.9
Other intangible assets, net	—	—	4.6	—	4.6
Goodwill	—	2.9	191.1	—	194.0
Investments in subsidiaries	1,493.1	2,228.9	—	(3,722.0)	—
Intercompany notes receivable	63.0	608.0	1,637.6	(2,308.6)	—
Other assets, net	4.5	8.0	71.7	(48.9)	35.3
Total assets	$2,279.0	$3,989.2	$3,704.4	$(8,053.7)	$1,918.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.1	$123.3	$—	$125.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	—	—	128.1	—	128.1
Intercompany payables	740.9	1,028.8	40.6	(1,810.3)	—
Accrued liabilities	120.3	100.1	314.8	(159.1)	376.1
Total current liabilities	861.2	1,131.0	606.8	(1,969.4)	629.6
Long-term debt and capital lease obligations	602.8	—	17.0	—	619.8
Intercompany notes payable	352.1	1,285.6	670.9	(2,308.6)	—
Other liabilities	25.2	62.2	198.1	(53.7)	231.8
Shareholders' equity	437.7	1,510.4	2,211.6	(3,722.0)	437.7
Total liabilities and shareholders' equity	$2,279.0	$3,989.2	$3,704.4	$(8,053.7)	$1,918.9

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended March 30, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$663.3	$(0.4)	$662.9
Other revenue	—	25.9	7.3	(33.2)	—
Cost of products sold	—	7.3	246.7	(31.2)	222.8
Gross margin	—	18.6	423.9	(2.4)	440.1
Delivery, sales and administrative expense	4.6	16.2	330.1	(2.4)	348.5
Re-engineering and impairment charges	—	—	2.2	—	2.2
Operating (loss) income	(4.6)	2.4	91.6	—	89.4
Interest income	0.2	8.2	1.3	(9.1)	0.6
Interest expense	6.9	4.8	6.3	(9.1)	8.9
Income from equity investments in subsidiaries	65.4	62.5	—	(127.9)	—
Other expense	—	—	2.9	—	2.9
Income before income taxes	54.1	68.3	83.7	(127.9)	78.2
(Benefit) provision for income taxes	(4.1)	2.3	21.8	—	20.0
Net income	$58.2	$66.0	$61.9	$(127.9)	$58.2
Comprehensive income	$69.1	$76.8	$56.2	$(133.0)	$69.1

Consolidating Statement of Income

	13 Weeks Ended March 31, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$640.2	$(0.7)	$639.5
Other revenue	—	26.2	3.8	(30.0)	—
Cost of products sold	—	4.4	239.4	(30.7)	213.1
Gross margin	—	21.8	404.6	—	426.4
Delivery, sales and administrative expense	3.3	12.8	323.5	—	339.6
Re-engineering and impairment charges	—	—	0.9	—	0.9
Gains on disposal of assets, including insurance recoveries	—	0.2	—	—	0.2
Operating (loss) income	(3.3)	9.2	80.2	—	86.1
Interest income	0.5	8.0	1.2	(9.0)	0.7
Interest expense	7.6	4.6	6.6	(9.0)	9.8
Income from equity investments in subsidiaries	64.9	54.6	—	(119.5)	—
Other income	0.1	0.1	0.1	—	0.3
Income before income taxes	54.6	67.3	74.9	(119.5)	77.3
(Benefit) provision for income taxes	(3.7)	2.6	20.1	—	19.0
Net income	$58.3	$64.7	$54.8	$(119.5)	$58.3
Comprehensive income	$98.0	$103.8	$64.2	$(168.0)	$98.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 30, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(85.4)	$88.1	$34.4	$(23.2)	$13.9
Investing Activities:
Capital expenditures	—	(1.8)	(7.3)	—	(9.1)
Proceeds from disposal of property, plant and equipment	—	—	0.5	—	0.5
Net cash used in investing activities	—	(1.8)	(6.8)	—	(8.6)
Financing Activities:
Dividend payments to shareholders	(19.7)	—	—	—	(19.7)
Dividend payments to parent	—	—	(16.4)	16.4	—
Net proceeds from issuance of senior notes	200.0	—	—	—	200.0
Proceeds from exercise of stock options	13.8	—	—	—	13.8
Repurchase of common stock	(103.6)	—	—	—	(103.6)
Repayment of capital lease obligations	—	—	(0.5)	—	(0.5)
Net change in short-term debt	(37.0)	—	(34.1)	—	(71.1)
Debt issuance costs	(0.2)	—	—	—	(0.2)
Excess tax benefits from share-based payment arrangements	8.3	—	—	—	8.3
Net intercompany notes payable (receivable)	23.8	(79.9)	49.3	6.8	—
Net cash provided by (used in) financing activities	85.4	(79.9)	(1.7)	23.2	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.7)	—	(4.7)
Net change in cash and cash equivalents	—	6.4	21.2	—	27.6
Cash and cash equivalents at beginning of year	—	0.2	119.6	—	119.8
Cash and cash equivalents at end of period	$—	$6.6	$140.8	$—	$147.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 31, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(42.2)	$53.5	$1.8	$(37.9)	$(24.8)
Investing Activities:
Capital expenditures	—	(2.0)	(16.8)	—	(18.8)
Proceeds from disposal of property, plant and equipment	—	—	1.0	—	1.0
Net cash used in investing activities	—	(2.0)	(15.8)	—	(17.8)
Financing Activities:
Dividend payments to shareholders	(17.4)	—	—	—	(17.4)
Dividend payments to parent	—	—	(13.5)	13.5	—
Proceeds from exercise of stock options	4.2	—	—	—	4.2
Repurchase of common stock	(54.1)	—	—	—	(54.1)
Repayment of capital lease obligations	—	—	(0.4)	—	(0.4)
Net change in short-term debt	82.0	—	(13.7)	—	68.3
Excess tax benefits from share-based payment arrangements	5.4	—	—	—	5.4
Net intercompany notes payable (receivable)	22.1	(52.1)	5.6	24.4	—
Net cash provided by (used in) financing activities	42.2	(52.1)	(22.0)	37.9	6.0
Effect of exchange rate changes on cash and cash equivalents	—	—	4.1	—	4.1
Net change in cash and cash equivalents	—	(0.6)	(31.9)	—	(32.5)
Cash and cash equivalents at beginning of year	—	1.9	136.3	—	138.2
Cash and cash equivalents at end of period	$—	$1.3	$104.4	$—	$105.7

Note 18:	New Accounting Pronouncements
In February 2013, the FASB issued an amendment to existing guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment requires an entity to present information about reclassification adjustments from accumulated other comprehensive income in its annual financial statements in a single note or on the face of the financial statements. The amendment is effective prospectively for reporting periods beginning after December 15, 2012. As substantially all of the information that this amendment requires was already disclosed elsewhere in the Company's financial statements, it has not had a significant impact on the Consolidated Financial Statements.
In March 2013, the FASB issued an amendment to existing guidance regarding a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendment is effective prospectively for fiscal years beginning after December 15, 2013, and early adoption is permitted. The amendment will not have an impact on the Company's Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 30, 2013, compared with the 13 weeks ended March 31, 2012, and changes in financial condition during the 13 weeks ended March 30, 2013.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	March 30, 2013	March 31, 2012
Net sales	$662.9	$639.5	4%		6%	$(16.7)
Gross margin as percent of sales	66.4%	66.7%	(0.3)	pp	na	na
DS&A as percent of sales	52.6%	53.1%	(0.5)	pp	na	na
Operating income	89.4	86.1	4%		8%	$(2.9)
Net income	58.2	58.3	—		4	(2.1)
Net income per diluted share	1.06	1.02	4		8	(0.04)
_________________________

na	not applicable
pp	percentage points

Reported sales increased 4 percent in the first quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent. The Company defines its established markets as Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter, with a 13 percent sales increase in local currency. The Company's units that operate in established economy markets, as a group, had a 3 percent sales decrease in local currency compared with 2012.
Among the emerging market units, the main increases were in Brazil, China, India, Indonesia, Malaysia/Singapore and Turkey. These increases were partially offset by decreases in Russia and Tupperware Mexico. Among the established market businesses, there were decreases in BeautiControl, Germany, Scandinavia and Tupperware Japan, which were partially offset by a strong increase in Tupperware France. Operating income increased in the first quarter of 2013, though net income was down slightly. Excluding the impacts of foreign exchange rates, net income increased 4 percent. This primarily reflected a substantial increase in the Company's Asia Pacific segment, as well as a slight improvement in Europe. These were partially offset by decreases in Beauty North America, South America and Tupperware North America.

The Company's net working capital position increased by $168.1 million, compared with the end of 2012, primarily due to an increase in cash and cash equivalents of $27.6 million and a reduction in short-term borrowings and current portion of long-term debt of $75.3 million in conjunction with the issuance of $200 million of long-term Senior Notes. These items, together, funded the cash outflows in the period for investing activities, as well as dividends and on-going share repurchases. Also increasing working capital were increases in accounts receivable, inventory, deferred taxes and non-trade receivables. Net cash provided by operating activities was $13.9 million in 2013 compared with cash use of $24.8 million in 2012. The favorable comparison, despite about even net income, was primarily related to a substantially smaller decrease in accounts payable and accrued liabilities compared with 2012, as well as cash received as a premium and for accrued interest in connection with the issuance of the $200 million Senior Notes.
Net Sales
Reported sales increased 4 percent in the first quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent. The improvement in local currency sales was mainly in the Company's emerging markets, which accounted for 63 percent and 59 percent of the Company's reported sales for the first quarters of 2013 and 2012, respectively. Total sales for the emerging markets increased $36.9 million, or 10 percent, which included a negative $12.2 million impact from weaker foreign currency exchange rates. Excluding the impact of foreign currency, sales grew 13 percent in these units.
The strong increase in local currency sales in the Company's emerging markets in the first quarter of 2013 was primarily in Brazil, China, India, Indonesia, Malaysia/Singapore and Turkey. This primarily reflected substantial increases in the average active sales forces in India, Malaysia/Singapore and Turkey, as well as increases in total sales force size and productivity in Brazil, China and Indonesia. The sales growth in these markets was partially offset by decreases in Russia from lower sales force productivity and Tupperware Mexico due to lower sales force activity and less business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period is not necessarily indicative of future trends.
Sales in the established markets decreased $13.5 million, or 5 percent, which included a negative $4.5 million impact from changes in foreign currency exchange rates. Among these units, there were local currency decreases in BeautiControl, Germany, Scandinavia and Tupperware Japan, primarily due to less productive sales forces, except in Japan where the average active sales force decreased, despite strong recruiting. These decreases were partially offset by a strong increase in Tupperware France, reflecting a more active and productive sales force without the distraction of elections that impacted prior year results.
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
The Company recorded $2.2 million and $0.9 million in re-engineering and impairment charges during the first quarters of 2013 and 2012, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, the relocation of the Company's office in Poland.
For the remainder of 2013, the Company expects to incur approximately $8.0 million of such costs, mainly related to headcount reductions.

Gross Margin
Gross margin as a percentage of sales was 66.4 percent and 66.7 percent in the first quarters of 2013 and 2012, respectively. The decrease of 0.3 percentage points reflected higher manufacturing costs mainly in Asia (0.3 pp), higher resin costs (0.3 pp), the impact of changes in foreign exchange rates (0.1 pp) and the impact on cost of goods sold from of the currency devaluation in Venezuela (0.2 pp). These were partially offset by favorable pricing and structure of promotional activity over certain product categories (0.6 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 52.6 percent for the first quarter of 2013, compared with 53.1 percent in 2012. This decrease primarily reflected lower promotional spending (0.4 pp), marketing costs (0.3 pp), as well as other selling costs (0.1 pp). These were offset by higher commissions (0.2 pp) and the impact of changes in foreign exchange rates (0.1 pp).
Specific segment impacts are discussed in the segment results section.
Net Interest Expense
Net interest expense was $8.3 million for the first quarter of 2013, compared with $9.1 million in 2012. Interest expense decreased in the year-over-year comparison, primarily as a result of a lower amount of forward points related to the Company's hedging activities.
For a discussion of forward points, which are considered to be a component of interest expense, refer to Note 10 to the Consolidated Financial Statements.
Tax Rate
The effective tax rate for the first quarter of 2013 was 25.6 percent, compared with 24.6 percent for the comparable 2012 period. The higher first quarter 2013 rate was due to losses incurred on the devaluation of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the first quarter of 2013 decreased $0.1 million compared with 2012. Excluding the impact of foreign currency exchange rates, net income increased 4 percent. The local currency net income comparison benefited from the contribution margin on strong sales growth in Asia Pacific and improved contribution margin in Europe. This was offset by lower profit in Beauty North America, South America and Tupperware North America, including the impact of the currency devaluation in Venezuela, as well as increased unallocated corporate costs related to management incentive costs.
International operations generated 91 and 90 percent of sales in the first quarters of 2013 and 2012, respectively. These units generated 100 percent of net segment profit in the first quarters of both 2013 and 2012.
The sale of beauty products generated 22 percent of sales in the first quarter of 2013, compared with 23 percent of sales in the 2012 period.

Segment Results
Europe

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 30, 2013	March 31, 2012					2013	2012
Net sales	$217.6	$218.2	—%		2%	$(5.7)	33	34
Segment profit	37.2	36.1	3		5	(0.6)	36	36

Segment profit as percent of sales	17.1%	16.5%	0.6	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales were even with the first quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 2 percent. On a local currency basis, the emerging market units' sales increased by 13 percent, reflecting significant growth in Turkey due to a larger and more active sales force, as well as improved productivity, resulting from attractive promotions and solid sales force recruiting. The established market units' sales decreased by 2 percent, reflecting decreases in Germany, due to lower productivity from reactions to promotional offers and unusually poor weather, as well as the Scandinavian units, due to lower sales force activity rates and productivity. These decreases were partially offset by an increase in Tupperware France from higher sales per party due to attractive product offerings and distributor ordering patterns around Easter.
Segment profit increased $1.1 million, or 3 percent, during the first quarter of 2013, and excluding the impact of foreign currency, was 5 percent higher. The increase primarily reflected the contribution margin on higher sales in Turkey and a higher gross margin in France, primarily from the mix benefit of products sold. Italy and Tupperware South Africa also had increased profit, despite sales even with 2012, due to operating cost containment and improved gross margins due to the mix of products sold, particularly in Tupperware South Africa. This unit had particularly costly promotional offers in the prior year to motivate its sales force in light of counterfeit and knocked-off products in that market. These increases were partially offset by lower profit on lower sales in Germany and Scandinavia, as well as increased promotional and marketing costs in Russia.
The euro and South African rand were the main currencies that impacted the year over year comparisons.
Asia Pacific

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 30, 2013	March 31, 2012					2013	2012
Net sales	$199.7	$177.8	12%		17%	$(6.6)	30	28
Segment profit	42.8	33.9	26		32	(1.5)	41	34

Segment profit as percent of sales	21.4%	19.1%	2.3	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points

Reported sales increased 12 percent, compared with the first quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 17 percent. Emerging markets accounted for $163.0 million and $134.8 million, or 82 and 76 percent, of the reported sales in the segment in the first quarters of 2013 and 2012, respectively. Versus 2012, emerging market sales were negatively impacted by $3.5 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 24 percent in these units. The most significant contribution to the overall increase was in Indonesia, the Company's largest housewares unit, as a result of a larger and more productive sales force due to strong recruiting, attractive promotions and product offerings, and distributor ordering patterns at the beginning and end of the 2013 quarter. Other significant increases in sales were in China, India and Malaysia/Singapore, resulting from increased sales force activity, as well as higher productivity in China where the Company operates a retail outlet model. This reflected the impact of brand building and successful promotional activities.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets. Nutrimetics Australia and Tupperware Japan had double-digit percentage decreases from lower sales force activity, reflecting the response of the sales force to strategic shifts in product and promotional offerings.
Total segment profit increased significantly in the first quarter of 2013. Excluding the impact of changes in foreign currency rates, segment profit increased 32 percent. The increase was mainly from the improved sales volume in the emerging markets and the leverage these higher sales had on the fixed components of DS&A spending, as well as a higher than normal contribution margin in Indonesia due to the distributor ordering pattern and more efficient promotional spending. These were partially offset by a decrease in profit in the established markets, reflecting the lower sales volume.
The Indonesian rupiah, Indian rupee and Japanese yen were the main currencies that led to the foreign currency impact on the year-over-year comparisons.
Tupperware North America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 30, 2013	March 31, 2012					2013	2012
Net sales	$82.8	$84.6	(2)%		(3)%	$0.5	12	13
Segment profit	12.3	13.3	(7)		(8)	0.2	12	13

Segment profit as percent of sales	14.9%	15.7%	(0.8)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 2 percent in the first quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales decreased 3 percent. The decrease in sales was primarily due to lower business-to-business sales, as well as a less active sales force in the Tupperware Mexico business, reflecting the timing of holiday periods and less attractive promotions. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs. Consequently, activity in one period is not necessarily indicative of future trends. Sales in the Tupperware United States and Canada business were even with the prior year.
Segment profit decreased $1.0 million in the quarter. The lower profit reflected the sales decrease in Mexico, along with higher distribution costs related to a lower average order size in the Tupperware United States and Canada unit.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 30, 2013	March 31, 2012					2013	2012
Net sales	$85.5	$87.4	(2)%		(3)%	$1.0	13	14
Segment profit	6.4	6.9	(8)		(10)	0.2	6	7

Segment profit as percent of sales	7.5%	7.9%	(0.4)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment decreased 2 percent in the first quarter of 2013, and excluding the impact of changes in foreign currency exchange rates, decreased 3 percent. The decrease in local currency sales was primarily due to a smaller and less active sales force in BeautiControl. Fuller Mexico sales were even in the year-over-year comparison, after being negative in prior quarters, reflecting a smaller sales force that was more productive.
Segment profit was $0.5 million lower in the first quarter of 2013 on a reported basis, and excluding the positive impact of a stronger Mexican peso, decreased 10 percent. Notwithstanding the decrease in sales at BeautiControl, the decrease in profit was primarily related to a lower gross margin in Fuller Mexico due to efforts to sell through inactive inventory, as well as unusually low DS&A costs in 2012.
The Mexican peso was the main currency that impacted the year-over-year comparisons.
South America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	March 30, 2013	March 31, 2012					2013	2012
Net sales	$77.3	$71.5	8%		18%	$(5.9)	12	11
Segment profit	5.7	10.0	(43)		(37)	(0.9)	5	10

Segment profit as percent of sales	7.4%	14.0%	(6.6)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment increased 8 percent in the first quarter of 2013, and excluding the impact of foreign currency exchange rates other than the Venezuelan bolivar on the comparison, increased 18 percent. The increase was mainly in Brazil, reflecting a larger sales force, resulting from strong recruiting in 2012, as well as higher prices reflecting inflation. For the whole segment, the Company estimates that about two-thirds of the local currency sales increase was a result of higher pricing and price/mix. The mid-quarter devaluation of the Venezuelan bolivar had a negative impact on the local currency sales comparison of 2.6 percentage points.
Segment profit decreased in the first quarter of 2013, primarily reflecting the impact on the net monetary assets and inventory of the devaluation in the Venezuelan bolivar, as the Venezuelan unit is accounted for as hyper-inflationary. There was also a lower than normal contribution margin on higher sales in Brazil due to higher manufacturing costs.
The Brazilian real was the main currency that impacted the year-over-year local currency comparisons.

The Company used the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S dollar, until February 2013, when the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar and abolished the banded exchange rate. Venezuela continues to be deemed hyper-inflationary for accounting purposes. As a result, any gains or losses from translation of the financial statements would be recorded in earnings. As a result of the change to the 6.3 exchange rate, the Company's first quarter 2013 earnings were reduced by about $4 million. As of the end of the first quarter of 2013, the Company had about $17 million in net monetary assets denominated in Venezuelan bolivars, including $24.9 million in cash and cash equivalents, which would be directly impacted by any additional changes in the exchange rate. To illustrate the sensitivity to potential future changes in the exchange rate, if the exchange rate in Venezuela were to further devalue to a rate of 23 bolivars to U.S. dollar, the Company estimates the negative impact on the remainder of its 2013 pretax earnings would be $19 million related to items on the balance sheet as of the end of the first quarter. The Company also estimates the operating income impact of this rate for the remainder of 2013 would be $10 million and for the succeeding 12 months would be $12 million.
Financial Condition
Liquidity and Capital Resources Net working capital increased by $168.1 million in the first quarter, which included an increase in cash and cash equivalents of $27.6 million and a reduction in short-term borrowings and current portion of long-term debt of $75.3 million in conjunction with the issuance of $200 million of long-term Senior Notes. These items, together, funded the cash outflows in the period for investing activities, as well as dividends and on-going share repurchases.The increase also included increases in accounts receivable due to the level and timing of sales around the end of each period, in inventory, reflecting expectations for future sales, in deferred taxes due to the timing of payments and increased foreign tax credits, as well as in non-trade receivables related to the Company's hedging activities and other non-trade related operating receivables.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% senior notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together the "Notes"). The Notes form a single series under the Indenture. The proceeds received from the March 2013 issuance were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement (the "Credit Agreement"). The remaining net proceeds will be used to fund, in part, planned share repurchases in 2013 under the Company's common stock repurchase program. As a result of the issuance, the Company recorded a bond premium of $7.6 million to be amortized over the life of the bond, as well as accrued interest received from bond purchasers of $2.6 million related to the coupon payment due in the second quarter of 2013.
Also in June 2011, the Company entered into a $450 million multicurrency revolving Credit Agreement. The Company is permitted to request, on up to three separate occasions, an increase to its borrowing capacity under the Credit Agreement by up to $200 million in the aggregate (for a maximum aggregate Facility Amount of $650 million).
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of March 30, 2013, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 1.6 percent under the Credit Agreement. During the second quarter of 2013, in light of the Company's debt-to-EBITDA ratio increasing to a target of 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement), the spread will increase by 25 basis points. As of March 30, 2013, the Company had total borrowings of $125.7 million, which were all denominated in euros, outstanding under its Credit Agreement. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.

The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 30, 2013, and currently, the Company had considerable leeway under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its 2013 first quarter end cash and cash equivalents balance of $147.4 million, cash flows from operating activities, and access to its $450 million Credit Agreement. As of March 30, 2013, the Company had $321.2 million available under its Credit Agreement and $95.6 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $147.4 million as of March 30, 2013. Of this amount, $138 million was held by foreign subsidiaries. Approximately 50% of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
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
Operating Activities Net cash provided by operating activities was $13.9 million in 2013, compared with cash used in operating activities of $24.8 million in 2012. The favorable comparison, despite about even net income, was primarily related to a substantially smaller decrease in accounts payable and accrued liabilities compared with 2012, as well as cash received as a premium and for accrued interest in connection with the issuance of the $200 million Senior Notes.
Investing Activities During the first quarters of 2013 and 2012, the Company had $9.1 million and $18.8 million, respectively, of capital expenditures. In 2013 and 2012, capital expenditures mainly related to molds, and in 2012, the purchase of a new office building in Venezuela for $5.6 million, to support expanding operations and as a natural hedge against possible currency devaluation. In 2012, there were also capital expenditures for a new warehouse in Indonesia.
Financing Activities Dividends paid to shareholders were $19.7 million and $17.4 million in the first quarters of 2013 and 2012, respectively. The higher 2013 amount was due to the increase in the dividend from $0.30 per share in 2011 to $0.36 in 2012, partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $13.8 million and $4.2 million for the first quarters of 2013 and 2012, respectively. The Company also issued an additional $200 million of its Senior notes and used some of the proceeds to reduce short-term borrowings under its Credit Agreement.
Through open market repurchases, and under its stock incentive programs, the Company repurchased in the first quarters of 2013 and 2012, 1.3 million and 0.9 million shares for a total of $103.6 million and $54.1 million, respectively.

Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 1.3 million and 0.8 million shares for $100.0 million and $50.0 million in the first quarters of 2013 and 2012, respectively, and program-to-date through the end of March 2013, had spent $927.7 million to repurchase 16.8 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company expects to spend $100 million on open market share repurchases in the second quarter of 2013.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2013 and 2012, 46,659 and 64,927 shares were retained to fund withholding taxes, totaling $3.6 million and $4.1 million, respectively.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of March 30, 2013, the Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 1.6 percent on borrowings under the Credit Agreement. Going forward, in light of the Company's share repurchase program, the Company is targeting an increase in its debt-to-EBITDA ratio from 1.5 times consolidated funded indebtedness to 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement) as of the end of each quarter. At this level of leverage, the spread will increase by 25 basis points in the second quarter of 2013.
As of March 30, 2013, the Company's $125.7 million of short-term borrowings under the Credit Agreement were denominated in euro. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant exposures are to the euro, Indonesian rupiah and Mexican peso, as well as the Brazilian real and Malaysian ringgit.

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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarters of 2013 and 2012, the cash flow impact of these currency hedges was an inflow of $3.9 million and $3.0 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of March 30, 2013 were to buy euros $18.7 million and U.S. dollars $105.5 million and to sell Australian dollars $15.8 million; Japanese yen $31.4 million and Mexican pesos $29.8 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 30, 2013, the Company was in a net payable position of approximately $3.7 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2013 cost of sales will include about $170 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $17 million compared with the prior year. For the first quarter of 2013, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was negatively impacted by about $2 million in local currency due to resin cost changes, as compared with 2012. For full year 2013, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware ® products it produces and has contract manufactured is expected to be negative $5 million, as compared with 2012. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
other risks discussed in Item 1A, Risk Factors, of the Company's 2012 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, Notes, other financial information appearing elsewhere in this report and the Company's other filings with the United States Securities and Exchange Commission.

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
12/30/12 - 2/2/13	71,050	$76.03	71,050	$1,166,917,767
2/3/13 - 3/2/13	663,600	77.30	663,600	1,115,620,628
3/2/13 - 3/30/13	549,430	78.81	549,430	1,072,319,844
	1,284,080	$77.84	1,284,080	$1,072,319,844
_________________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, filed on May 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida
May 7, 2013