Form 10-Q
period 2013-06-29
TUPPERWARE BRANDS CORP
filed 2013-08-06
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended June 29, 2013
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of August 1, 2013, 51,711,224 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(Dollars in millions, except per share amounts)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales	$688.4	$638.9	$1,351.3	$1,278.4
Cost of products sold	226.0	206.7	448.8	419.8
Gross margin	462.4	432.2	902.5	858.6

Delivery, sales and administrative expense	349.3	328.5	697.8	668.1
Re-engineering and impairment charges	2.2	1.1	4.4	2.0
Impairment of goodwill and intangible assets	—	76.9	—	76.9
Gains on disposal of assets, including insurance recoveries	0.2	7.5	0.2	7.7
Operating income	111.1	33.2	200.5	119.3

Interest income	0.7	0.6	1.3	1.3
Interest expense	10.3	8.7	19.2	18.5
Other expense	0.7	0.4	3.6	0.1
Income before income taxes	100.8	24.7	179.0	102.0

Provision for income taxes	24.5	12.0	44.5	31.0
Net income	$76.3	$12.7	$134.5	$71.0

Earnings per share:
Basic	$1.46	$0.23	$2.54	$1.28
Diluted	1.43	0.22	2.49	1.25

Weighted-average shares outstanding:
Basic	52.4	55.5	53.0	55.7
Diluted	53.5	56.5	54.1	56.8

Dividends declared per common share	$0.62	$0.36	$1.24	$0.72

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(Dollars in millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$76.3	$12.7	$134.5	$71.0
Other comprehensive loss:
Foreign currency translation adjustments	(56.0)	(59.0)	(43.8)	(18.0)
Deferred gain on cash flow hedges, net of tax provision of $1.0, $0.8, $0.7 and $0.3 million, respectively	2.1	2.9	2.2	1.3
Pension and other post-retirement costs, net of tax provision of $0.7, $0.5, $0.2 and $0.2 million, respectively	1.1	1.8	(0.3)	2.1
Other comprehensive loss	(52.8)	(54.3)	(41.9)	(14.6)
Total comprehensive income (loss)	$23.5	$(41.6)	$92.6	$56.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	June 29, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$112.4	$119.8
Accounts receivable, less allowances of $30.8 and $30.4, respectively	192.0	173.4
Inventories	333.0	313.9
Deferred income tax benefits, net	106.6	94.9
Non-trade amounts receivable, net	50.3	39.0
Prepaid expenses and other current assets	28.7	25.5
Total current assets	823.0	766.5
Deferred income tax benefits, net	340.2	359.1
Property, plant and equipment, net	282.5	298.8
Long-term receivables, less allowances of $20.8 and $22.4, respectively	22.3	24.8
Trademarks and tradenames	130.9	138.4
Other intangible assets, net	3.9	5.0
Goodwill	182.8	192.9
Other assets, net	34.7	36.3
Total assets	$1,820.3	$1,821.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$112.8	$154.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	183.9	203.4
Accrued liabilities	362.0	336.3
Total current liabilities	658.7	694.5
Long-term debt and capital lease obligations	619.1	414.4
Other liabilities	206.6	233.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	164.9	151.2
Retained earnings	1,219.7	1,172.4
Treasury stock, 11,438,273 and 9,547,436 shares, respectively, at cost	(736.1)	(573.8)
Accumulated other comprehensive loss	(313.2)	(271.3)
Total shareholders' equity	335.9	479.1
Total liabilities and shareholders' equity	$1,820.3	$1,821.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 29, 2013	June 30, 2012
Operating Activities:
Net income	$134.5	$71.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.8	24.0
Unrealized foreign exchange loss	2.5	—
Equity compensation	7.7	7.2
Amortization of deferred debt costs	0.4	0.6
Premium on senior notes	6.3	—
Net gains on disposal of assets, including insurance recoveries	—	(7.6)
Provision for bad debts	5.9	5.7
Write-down of inventories	7.2	8.4
Non-cash impact of re-engineering and impairment costs	—	76.9
Net change in deferred income taxes	(19.1)	(2.6)
Excess tax benefits from share-based payment arrangements	(9.8)	(8.5)
Changes in assets and liabilities:
Accounts and notes receivable	(31.5)	(25.5)
Inventories	(40.9)	(35.8)
Non-trade amounts receivable	(0.4)	(3.1)
Prepaid expenses	(6.8)	(11.2)
Other assets	3.0	(2.4)
Accounts payable and accrued liabilities	(19.2)	(24.9)
Income taxes payable	0.4	(21.9)
Other liabilities	1.7	(0.3)
Proceeds from insurance recoveries, net of costs	—	0.2
Net cash impact from hedging activity	4.5	0.8
Other	0.2	(0.3)
Net cash provided by operating activities	71.4	50.7
Investing Activities:
Capital expenditures	(23.8)	(33.7)
Proceeds from disposal of property, plant and equipment	7.1	8.8
Net cash used in investing activities	(16.7)	(24.9)
Financing Activities:
Dividend payments to shareholders	(52.7)	(37.5)
Net proceeds from issuance of senior notes	200.0	—
Proceeds from exercise of stock options	16.7	7.4
Repurchase of common stock	(203.7)	(79.0)
Repayment of capital lease obligations	(1.4)	(1.3)
Net change in short-term debt	(17.9)	40.4
Debt issuance costs	(0.7)	—
Excess tax benefits from share-based payment arrangements	9.8	8.5
Net cash used in financing activities	(49.9)	(61.5)
Effect of exchange rate changes on cash and cash equivalents	(12.2)	(4.5)
Net change in cash and cash equivalents	(7.4)	(40.2)
Cash and cash equivalents at beginning of year	119.8	138.2
Cash and cash equivalents at end of period	$112.4	$98.0
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the second quarters of 2013 and 2012 were $40.4 million and $37.3 million, respectively, and were $78.4 million and $74.7 million for the year-to-date periods ended June 29, 2013 and June 30, 2012, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $114.7 million and $107.0 million for the second quarters of 2013 and 2012, respectively, and $230.0 million and $219.5 million for the year-to-date periods ended June 29, 2013 and June 30, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(in millions)	June 29, 2013	December 29, 2012
Finished goods	$256.8	$251.2
Work in process	29.0	22.9
Raw materials and supplies	47.2	39.8
Total inventories	$333.0	$313.9

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended		26 weeks ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$76.3	$12.7	$134.5	$71.0
Weighted-average shares of common stock outstanding	52.4	55.5	53.0	55.7
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.1	1.0	1.1	1.1
Weighted-average common and common equivalent shares outstanding	53.5	56.5	54.1	56.8
Basic earnings per share	$1.46	$0.23	$2.54	$1.28
Diluted earnings per share	$1.43	$0.22	$2.49	$1.25
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	—	0.2	—	0.2

Note 6:	Accumulated Other Comprehensive Loss

(in millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Beginning of the year balance	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive (loss) income before reclassifications	(43.8)	2.6	(2.1)	(43.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.4)	1.8	1.4
Net current-period other comprehensive (loss) income	(43.8)	2.2	(0.3)	(41.9)
End of period balance	$(262.0)	$2.0	$(53.2)	$(313.2)

Pretax amounts reclassified from accumulated other comprehensive loss that relate to cash flow hedges consisted of $0.6 million of net gains. The tax provision associated with these items was $0.2 million. See Note 10 for further discussion on derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of $0.2 million of prior service benefit, $0.4 million of pension settlement costs and $2.4 million of actuarial losses. The tax benefit associated with these items was $0.8 million. See Note 12 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Other Exit Costs
The Company recorded $2.2 million and $1.1 million in re-engineering and impairment charges during the second quarters of 2013 and 2012, respectively, and $4.4 million and $2.0 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The balances included in accrued liabilities related to re-engineering and impairment charges as of June 29, 2013 and December 29, 2012 were as follows (in millions):

	June 29, 2013	December 29, 2012
Beginning of the year balance	$1.5	$3.0
Provision	4.4	22.4
Cash expenditures:
Severance	(3.1)	(6.0)
Other	(1.1)	(1.7)
Non-cash asset impairments	(0.1)	(16.2)
End of period balance	$1.6	$1.5

The accrual balance as of June 29, 2013, related primarily to severance payments to be made by the end of 2013.

Note 8:	Segment Information
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
Worldwide sales of beauty and personal care products totaled $142.7 million and $148.1 million in the second quarters of 2013 and 2012, respectively, and $287.4 million and $296.9 million in the year-to-date periods ended June 29, 2013 and June 30, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales:
Europe	$199.8	$194.2	$417.4	$412.4
Asia Pacific	209.7	186.2	409.4	364.0
Tupperware North America	99.7	89.8	182.5	174.4
Beauty North America	81.8	85.8	167.3	173.2
South America	97.4	82.9	174.7	154.4
Total net sales	$688.4	$638.9	$1,351.3	$1,278.4
Segment profit:
Europe	$34.4	$32.1	$71.6	$68.2
Asia Pacific	46.3	40.8	89.1	74.7
Tupperware North America	17.0	17.9	29.3	31.2
Beauty North America	7.1	10.1	13.5	17.0
South America	22.0	16.6	27.7	26.6
Total segment profit	$126.8	$117.5	$231.2	$217.7
Unallocated expenses	(14.4)	(14.2)	(30.1)	(27.3)
Re-engineering and impairment charges (a)	(2.2)	(1.1)	(4.4)	(2.0)
Impairment of goodwill and intangible assets	—	(76.9)	—	(76.9)
Gains on disposal of assets, including insurance recoveries	0.2	7.5	0.2	7.7
Interest expense, net	(9.6)	(8.1)	(17.9)	(17.2)
Income before taxes	$100.8	$24.7	$179.0	$102.0

Identifiable assets:	June 29, 2013	December 29, 2012
Europe	$374.2	$385.4
Asia Pacific	330.6	331.3
Tupperware North America	137.8	140.0
Beauty North America	278.6	320.3
South America	133.1	114.9
Corporate	566.0	529.9
Total identifiable assets	$1,820.3	$1,821.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together the "Notes") at an issue price of 103.781% in a registered public offering pursuant to an underwriting agreement, dated March 6, 2013, among the Company, the Guarantor and the representatives of the underwriters. The Notes form a single series under the Indenture. The proceeds were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement (the "Credit Agreement"). The remaining net proceeds were used to fund share repurchases in 2013 under the Company's common stock repurchase authorization. As a result of the issuance, the Company recorded a bond premium of $7.6 million to be amortized over the life of the bond. The Company also incurred $1.5 million in deferred financing costs, of which $1.3 million was netted with the bond premium.
In June 2011, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into a multicurrency Credit Agreement with a consortium of lenders. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $450 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $50 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $225 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $650 million), subject to certain conditions. As of June 29, 2013, the Company had total borrowings of $181.5 million outstanding under its Credit Agreement, with $128.3 million denominated in euro.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of June 29, 2013, the Credit Agreement dictated a spread of 175 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.9 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 29, 2013, and currently, the Company had considerable cushion under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement, as well as the Notes, through a security interest in certain "Tupperware" trademarks and service marks.
At June 29, 2013, the Company had $359.3 million of unused lines of credit, including $265.6 million under the committed, secured $450 million Credit Agreement, and $93.7 million available under various uncommitted lines around the world.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.2 million and $2.7 million in the second quarters of 2013 and 2012, respectively, and pretax gains of $4.2 million and $5.6 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company's cash flow hedge contracts are for periods ranging from one to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax expenses of $0.8 million and $0.4 million in the second quarters of 2013 and 2012, respectively, and in pretax expenses of $1.3 million for each of the respective year-to-date periods.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net gain associated with these hedges, in other comprehensive income, net of tax, of $16.4 million and $18.9 million in the second quarters of 2013 and 2012, respectively and a net gain of $11.1 million and $4.6 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the second quarters of 2013 and 2012, forward points on net equity hedges resulted in pretax expenses of $2.7 million and $3.4 million, respectively, and pretax expenses of $5.6 million and $7.2 million for the respective year-to-date periods.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items may not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $4.5 million and $0.8 million for the year-to-date periods ended June 29, 2013 and June 30, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of June 29, 2013 and December 29, 2012. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	June 29, 2013		December 29, 2012
(in millions)	Buy	Sell	Buy	Sell
Euro	$42.1		$66.6
U.S. dollar	36.0		69.9
Philippine peso	12.8		9.9
South Korean won	7.6		3.0
Indonesian rupiah	3.2		11.3
Malaysian ringgit	3.1		17.2
South African rand	2.9			$6.8
Uruguayan peso	2.7		0.9
Turkish lira	2.6			12.3
New Zealand dollar	2.0		1.4
Japanese yen		$32.6		32.8
Mexican peso		15.6		22.0
Swiss franc		12.7		53.8
Canadian dollar		7.0		3.5
Russian ruble		6.2		5.7
Thai baht		3.9		3.3
Polish zloty		3.6		3.3
Indian rupee		3.2		3.7
Brazilian real		3.1		1.7
Australian dollar		3.0		15.5
Czech koruna		2.7		3.3
Danish krone		2.6	0.4
Argentine peso		2.5		—
Croatian kuna		2.5		2.5
Hungarian forint		2.3		3.3
Norwegian krone		1.4		1.9
Swedish krona		1.2		1.7
British pound		1.0		4.8
Other currencies (net)		2.9		2.6
	$115.0	$110.0	$180.6	$184.5

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the Company's derivative positions and the impact they have on the Company's financial position as of June 29, 2013 and December 29, 2012:

Derivatives designated as hedging instruments (in millions)	Asset derivatives			Liability derivatives
		Fair Value			Fair Value
	Balance sheet location	Jun 29, 2013	Dec 29, 2012	Balance sheet location	Jun 29, 2013	Dec 29, 2012
Foreign exchange contracts	Non-trade amounts receivable	$22.7	$13.1	Accrued liabilities	$22.4	$15.7

The following table summarizes the impact of the Company's derivative positions on the results of operations for the second quarters of 2013 and 2012:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2013	2012		2013	2012
Foreign exchange contracts	Other expense	$(23.9)	$(30.1)	Other expense	$23.8	$29.9

The following table summarizes the impact of Company's derivative positions on comprehensive income for the second quarters of 2013 and 2012:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$3.6	$4.3	Cost of products sold	$0.6	$(0.6)	Interest expense	$(0.8)	$(0.4)
Net equity hedging relationships
Foreign exchange contracts	25.6	29.7	Other expense	—	—	Interest expense	(2.7)	(3.4)

The following table summarizes the impact of the Company's derivative positions on the results of operations for the year-to-date periods ended June 29, 2013 and June 30, 2012:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2013	2012		2013	2012
Foreign exchange contracts	Other expense	$(12.1)	$(10.1)	Other expense	$12.1	$10.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of Company's derivative positions on comprehensive income for the year-to-date periods ended June 29, 2013 and June 30, 2012:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$3.4	$1.4	Cost of products sold	$0.6	$0.3	Interest expense	$(1.3)	$(1.3)
Net equity hedging relationships
Foreign exchange contracts	17.3	7.4	Other expense	—	—	Interest expense	(5.6)	(7.2)

Note 11:	Fair Value Measurements
The following table presents those assets and liabilities recorded at fair value on a recurring basis:

Description of Assets (in millions)	June 29, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2.2	$2.2	$—
Foreign currency derivative contracts	22.7	—	22.7
Total	$24.9	$2.2	$22.7

Description of Liabilities (in millions)
Foreign currency derivative contracts	$22.4	$—	$22.4
Total	$22.4	$—	$22.4

Description of Assets (in millions)	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2.1	$2.1	$—
Foreign currency derivative contracts	13.1	—	13.1
Total	$15.2	$2.1	$13.1

Description of Liabilities (in millions)
Foreign currency derivative contracts	15.7	—	15.7
Total	$15.7	$—	$15.7

The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of June 29, 2013 and December 29, 2012, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of positive $0.3 million and negative $2.6 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 10 to the Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the Company's cash equivalents balances as of both June 29, 2013 and December 29, 2012 were $2.2 million and $2.1 million, respectively, in money market funds, which are highly liquid investments with a maturity of three months or less. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 29, 2013 and December 29, 2012. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes was $608 million at June 29, 2013, compared with the carrying value of $603 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 29, 2013 and June 30, 2012 were as follows (in millions):

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$2.6	$2.1	$—	$—	$5.3	$4.8	$—	$0.1
Interest cost	2.1	1.8	0.3	0.3	4.2	4.5	0.6	0.7
Expected return on plan assets	(1.4)	(1.1)	—	—	(2.9)	(2.8)	—	—
Settlement/curtailment	0.4	—	—	—	0.4	—	—	—
Net amortization	1.2	1.2	(0.1)	0.1	2.4	2.1	(0.2)	—
Net periodic benefit cost	$4.9	$4.0	$0.2	$0.4	$9.4	$8.6	$0.4	$0.8

During the year-to-date periods ended June 29, 2013 and June 30, 2012, approximately $2.6 million and $2.1 million, respectively, were reclassified, pretax, from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 13:	Income Taxes
As of June 29, 2013 and December 29, 2012, the Company's gross unrecognized tax benefit was $24.4 million and $24.9 million, respectively. The Company estimates that approximately $20.5 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.4 million and $5.9 million as of June 29, 2013 and December 29, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.7 million. For the remaining balance as of June 29, 2013, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.
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
The effective tax rate for the second quarter of 2013 was 24.3 percent, compared with 48.6 percent for the comparable 2012 period. The decrease was primarily due to impairment charges related to intangible assets recorded in the second quarter of 2012 for which limited tax benefits were available. The effective tax rate for the year-to-date period ended June 29, 2013 was 24.9 percent, compared with 30.4 percent for the comparable 2012 period, with the change primarily due to the above item impacting the quarterly comparison. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended June 29, 2013 and June 30, 2012, 47,187 and 64,927 shares, respectively, were retained to fund withholding taxes, with values totaling $3.7 million and $4.1 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
In the in the year-to-date period ended June 30, 2012, the Company acquired $1.2 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in the year-to-date period ended June 29, 2013.
In relation to the issuance of the Senior Notes in the first quarter of 2013, the proceeds related to the $7.6 million debt premium were reduced by $1.3 million of non-cash debt issuance costs.

Note 15:	Stock Based Compensation
The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units and performance share awards granted to directors and employees. Compensation expense for share-based awards is recorded straight line over the required service period, based on the fair value of the award, although with respect to performance share awards, this is subject to an assessment of the likelihood of reaching performance levels included in the programs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. In March 2013, the Company granted a stock option on 6,050 shares. The fair value of the Company’s stock option was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2013 option grant: dividend yield of 2.6 percent; expected volatility of 39 percent; risk-free interest rate of 1.5 percent; and expected life of 8 years. The grant date fair value of the stock options granted during the first quarter of 2013 was $25.16 per share. Options on 24,300 shares of stock were granted in the first quarter of 2012. No stock options were granted in the second quarters of 2013 or 2012. Compensation expense associated with all outstanding stock option awards was $0.4 million and $0.6 million in the second quarters of 2013 and 2012, respectively, and $0.9 million and $1.2 million in the respective year-to-date periods.
Stock option activity for 2013, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 29, 2012	2,935,919	$37.15
Granted	6,050	77.52
Expired / Forfeited	(32,585)	58.08
Exercised	(596,624)	27.96
Outstanding at June 29, 2013	2,312,760	$39.33	$88.7
Exercisable at June 29, 2013	1,605,981	$31.57	$74.1

The intrinsic value of options exercised totaled $4.8 million and $8.9 million in the second quarters of 2013 and 2012, respectively, and $29.3 million and $15.1 million in the respective year-to-date periods.
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
In the first half of 2013, the Company granted 40,480 shares of time-vested restricted stock and restricted stock units with an average fair value of $78.99 per share that vest 3 years from the date of grant. There were no grants of this type granted in the first half of 2012.
During the second quarters of 2013 and 2012, the Company granted 13,910 and 17,600 shares of time-vested restricted stock units with average fair values of $82.72 and $53.99 per share, respectively, that vested 1 year from the date of grant.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the second quarters of 2013 and 2012, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $2.6 million and $3.0 million, respectively. Such expense was $6.7 million and $5.9 million for the year-to-date periods of 2013 and 2012, respectively.
Restricted stock, restricted stock units, and performance share award activity for 2013 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 29, 2012	800,041	$43.01
Granted	119,115	79.33
Performance share adjustments	28,311	58.42
Vested	(105,299)	47.08
Forfeited	(41,747)	55.73
June 29, 2013	800,421	$47.73

The fair value of performance awards, restricted stock and restricted stock units vested in the second quarters of 2013 and 2012 was $0.7 million and $1.3 million, respectively, and $7.6 million and $14.3 million in the respective year-to-date periods.
As of June 29, 2013, total unrecognized stock based compensation expense related to all stock based awards was $22.5 million, which is expected to be recognized over a weighted average period of 1.9 years. The average remaining contractual life on outstanding and exercisable stock options was 6.2 and 5.1 years, respectively.

Note 16:	Allowance for Long-Term Receivables
As of June 29, 2013, $21.8 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of June 29, 2013 was as follows (in millions):

Beginning of the year balance	$22.4
Write-offs	(2.3)
Provision	1.3
Currency translation adjustment	(0.6)
End of period balance	$20.8

Note 17:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 9 to the Consolidated Financial Statements.
Condensed consolidated financial information as of June 29, 2013 and December 29, 2012 and for the quarter-to-date and year-to-date periods ended June 29, 2013 and June 30, 2012 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Condensed Consolidating Balance Sheet

	June 29, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$112.3	$—	$112.4
Accounts receivable, net	—	—	192.0	—	192.0
Inventories	—	—	333.0	—	333.0
Deferred income tax benefits, net	4.8	44.7	57.1	—	106.6
Non-trade amounts receivable, net	0.8	16.4	33.1	—	50.3
Intercompany receivables	784.4	968.2	413.9	(2,166.5)	—
Prepaid expenses and other current assets	1.0	62.1	84.2	(118.6)	28.7
Total current assets	791.0	1,091.5	1,225.6	(2,285.1)	823.0
Deferred income tax benefits, net	92.0	182.8	80.1	(14.7)	340.2
Property, plant and equipment, net	—	34.8	247.7	—	282.5
Long-term receivables, net	—	0.1	22.2	—	22.3
Trademarks and tradenames	—	—	130.9	—	130.9
Other intangible assets, net	—	—	3.9	—	3.9
Goodwill	—	2.9	179.9	—	182.8
Investments in subsidiaries	1,525.7	2,282.3	—	(3,808.0)	—
Intercompany notes receivable	56.9	568.1	1,712.5	(2,337.5)	—
Other assets, net	4.7	8.1	58.6	(36.7)	34.7
Total assets	$2,470.3	$4,170.6	$3,661.4	$(8,482.0)	$1,820.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.4	$110.4	$—	$112.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	53.2	—	130.7	—	183.9
Intercompany payables	938.6	1,187.6	40.3	(2,166.5)	—
Accrued liabilities	104.2	79.3	297.2	(118.7)	362.0
Total current liabilities	1,096.0	1,269.3	578.6	(2,285.2)	658.7
Long-term debt and capital lease obligations	602.7	—	16.4	—	619.1
Intercompany notes payable	409.9	1,302.6	625.0	(2,337.5)	—
Other liabilities	25.8	47.5	184.6	(51.3)	206.6
Shareholders' equity	335.9	1,551.2	2,256.8	(3,808.0)	335.9
Total liabilities and shareholders' equity	$2,470.3	$4,170.6	$3,661.4	$(8,482.0)	$1,820.3

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended June 29, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$690.3	$(1.9)	$688.4
Other revenue	—	28.9	1.5	(30.4)	—
Cost of products sold	—	1.5	253.9	(29.4)	226.0
Gross margin	—	27.4	437.9	(2.9)	462.4
Delivery, sales and administrative expense	2.8	18.7	330.7	(2.9)	349.3
Re-engineering and impairment charges	—	—	2.2	—	2.2
Gains on disposal of assets, including insurance recoveries	—	—	0.2	—	0.2
Operating (loss) income	(2.8)	8.7	105.2	—	111.1
Interest income	0.1	7.9	1.4	(8.7)	0.7
Interest expense	8.7	4.5	5.8	(8.7)	10.3
Income from equity investments in subsidiaries	83.6	76.5	—	(160.1)	—
Other expense	—	—	0.7	—	0.7
Income before income taxes	72.2	88.6	100.1	(160.1)	100.8
(Benefit) provision for income taxes	(4.1)	4.6	24.0	—	24.5
Net income	$76.3	$84.0	$76.1	$(160.1)	$76.3
Comprehensive income	$23.5	$33.4	$56.2	$(89.6)	$23.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended June 30, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$641.0	$(2.1)	$638.9
Other revenue	—	25.8	4.7	(30.5)	—
Cost of products sold	—	4.1	235.2	(32.6)	206.7
Gross margin	—	21.7	410.5	—	432.2
Delivery, sales and administrative expense	3.6	14.3	310.6	—	328.5
Re-engineering and impairment charges	—	—	1.1	—	1.1
Impairment of goodwill and intangible assets	—	—	76.9	—	76.9
Gains on disposal of assets, including insurance recoveries	—	—	7.5		7.5
Operating (loss) income	(3.6)	7.4	29.4	—	33.2
Interest income	0.4	7.5	1.2	(8.5)	0.6
Interest expense	6.5	5.2	5.5	(8.5)	8.7
Income from equity investments in subsidiaries	19.0	13.2	—	(32.2)	—
Other expense	0.1	0.1	0.2	—	0.4
Income before income taxes	9.2	22.8	24.9	(32.2)	24.7
(Benefit) provision for income taxes	(3.5)	3.6	11.9	—	12.0
Net income	$12.7	$19.2	$13.0	$(32.2)	$12.7
Comprehensive loss	$(41.6)	$(34.9)	$(13.1)	$48.0	$(41.6)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	26 Weeks Ended June 29, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,353.6	$(2.3)	$1,351.3
Other revenue	—	54.8	8.8	(63.6)	—
Cost of products sold	—	8.8	500.6	(60.6)	448.8
Gross margin	—	46.0	861.8	(5.3)	902.5
Delivery, sales and administrative expense	7.4	34.9	660.8	(5.3)	697.8
Re-engineering and impairment charges	—	—	4.4	—	4.4
Gains on disposal of assets, including insurance recoveries	—	—	0.2	—	0.2
Operating (loss) income	(7.4)	11.1	196.8	—	200.5
Interest income	0.3	16.1	2.7	(17.8)	1.3
Interest expense	15.6	9.3	12.1	(17.8)	19.2
Income from equity investments in subsidiaries	149.0	139.0	—	(288.0)	—
Other expense	—	—	3.6	—	3.6
Income before income taxes	126.3	156.9	183.8	(288.0)	179.0
(Benefit) provision for income taxes	(8.2)	6.9	45.8	—	44.5
Net income	$134.5	$150.0	$138.0	$(288.0)	$134.5
Comprehensive income	$92.6	$110.2	$112.4	$(222.6)	$92.6

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 29, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(73.3)	$27.4	$125.9	$(8.6)	$71.4
Investing Activities:
Capital expenditures	—	(6.2)	(17.6)	—	(23.8)
Proceeds from disposal of property, plant and equipment	—	—	7.1	—	7.1
Net cash used in investing activities	—	(6.2)	(10.5)	—	(16.7)
Financing Activities:
Dividend payments to shareholders	(52.7)	—	—	—	(52.7)
Dividend payments to parent	—	—	(27.7)	27.7	—
Net proceeds from issuance of senior notes	200.1	—	(0.1)	—	200.0
Proceeds from exercise of stock options	16.7	—	—	—	16.7
Repurchase of common stock	(203.7)	—	—	—	(203.7)
Repayment of capital lease obligations	—	—	(1.4)	—	(1.4)
Net change in short-term debt	16.1	—	(34.0)	—	(17.9)
Debt issuance costs	(0.7)	—	—	—	(0.7)
Excess tax benefits from share-based payment arrangements	9.8	—	—	—	9.8
Net intercompany notes payable (receivable)	87.7	(21.3)	(47.3)	(19.1)	—
Net cash provided by (used in) financing activities	73.3	(21.3)	(110.5)	8.6	(49.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12.2)	—	(12.2)
Net change in cash and cash equivalents	—	(0.1)	(7.3)	—	(7.4)
Cash and cash equivalents at beginning of year	—	0.2	119.6	—	119.8
Cash and cash equivalents at end of period	$—	$0.1	$112.3	$—	$112.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 30, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$22.7	$(22.6)	$97.1	$(46.5)	$50.7
Investing Activities:
Capital expenditures	—	(3.3)	(30.4)	—	(33.7)
Proceeds from disposal of property, plant and equipment	—	—	8.8	—	8.8
Net cash used in investing activities	—	(3.3)	(21.6)	—	(24.9)
Financing Activities:
Dividend payments to shareholders	(37.5)	—	—	—	(37.5)
Dividend payments to parent	—	—	(36.8)	36.8	—
Proceeds from exercise of stock options	7.4	—	—	—	7.4
Repurchase of common stock	(79.0)	—	—	—	(79.0)
Repayment of capital lease obligations	—	—	(1.3)	—	(1.3)
Net change in short-term debt	54.0	—	(13.6)	—	40.4
Excess tax benefits from share-based payment arrangements	8.5	—	—	—	8.5
Net intercompany notes payable (receivable)	23.9	24.7	(58.3)	9.7	—
Net cash provided by (used in) financing activities	(22.7)	24.7	(110.0)	46.5	(61.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.5)	—	(4.5)
Net change in cash and cash equivalents	—	(1.2)	(39.0)	—	(40.2)
Cash and cash equivalents at beginning of year	—	1.9	136.3	—	138.2
Cash and cash equivalents at end of period	$—	$0.7	$97.3	$—	$98.0

Note 18:	New Accounting Pronouncements
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
In July 2013, the FASB issued an amendment to existing guidance regarding inclusion of the Fed Funds effective swap rate as a benchmark interest rate for hedge accounting purposes. The amendment is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. As the Company does not intend to use the Fed Funds rate for any new redesignated hedging relationships, the amendment will not have an impact on its Consolidated Financial Statements.
In July 2013, the FASB issued an update to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendment is effective for reporting periods beginning after December 15, 2013, and early adoption is permitted. As this update only modifies the current balance sheet presentation of unrecognized tax benefits, it will not have a significant impact on the Company's Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 26 weeks ended June 29, 2013, compared with the 13 and 26 weeks ended June 30, 2012, and changes in financial condition during the 26 weeks ended June 29, 2013.
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
As exchange rates are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers' ability to understand the Company's operating results and evaluate performance in comparison with prior periods. The Company presents information that compares results between periods as if current period exchange rates had been the exchange rates in the prior period. The Company uses this information as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis, or "excluding the impact of foreign currency." These results should be considered in addition to, not as a substitute for, results reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results on a local currency basis may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	June 29, 2013	June 30, 2012
Net sales	$688.4	$638.9	8%		8%	$(1.6)
Gross margin as percent of sales	67.2%	67.6%	(0.4)	pp	na	na
DS&A as percent of sales	50.7%	51.4%	(0.7)	pp	na	na
Impairment of goodwill and intangible assets	$—	$76.9	na		na	na
Operating income	111.1	33.2	+		+	$—
Net income	76.3	12.7	+		+	(0.1)
Net income per diluted share	1.43	0.22	+		+	—

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	June 29, 2013	June 30, 2012
Net sales	$1,351.3	$1,278.4	6%		7%	$(18.3)
Gross margin as percent of sales	66.8%	67.2%	(0.4)	pp	na	na
DS&A as percent of sales	51.6%	52.3%	(0.7)	pp	na	na
Impairment of goodwill and intangible assets	$—	$76.9	na		na	na
Operating income	200.5	119.3	68%		72%	$(2.9)
Net income	134.5	71.0	89		96	(2.2)
Net income per diluted share	2.49	1.25	99		+	(0.04)
_________________________

na	not applicable
pp	percentage points
+	increase is greater than 100%

Sales increased 8 percent in the second quarter of 2013, and the impact of changes in foreign currency exchange rates on the comparison was not significant. The Company defines its established markets as Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter, with a 14 percent sales increase in local currency. The Company's units that operate in established economy markets, as a group, had a 1 percent sales decrease in local currency compared with 2012.
Among the emerging market units, the main increases were in Brazil, China, India, Indonesia, Tupperware Mexico and Turkey. These increases were partially offset by a decrease in Fuller Mexico. Among the established market businesses, there were decreases in BeautiControl and Germany, which were partially offset by a strong increase in Tupperware France. Both operating income and net income increased significantly in the second quarter of 2013, primarily reflecting the benefit of not having the $76.9 million impairment of goodwill and intangible assets that was incurred in the second quarter of 2012. Operating and net income also reflected substantial increases in the Company's Asia Pacific and South America segments, as well as a strong improvement in Europe. These were partially offset by decreases in Beauty North America and Tupperware North America. There was also a negative impact on the operating and net income comparisons from the absence in 2013 of the 2012 gain on sale of a manufacturing plant. The net income comparison was also impacted by a higher income tax provision in 2013. The impacts of foreign exchange rates on the income comparisons were not significant.
Reported sales for the year-to-date period increased 6 percent compared with the same period of 2012. Excluding the impact of changes in foreign currency exchange rates, sales increased 7 percent. The units and factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the second quarter comparisons.
The Company's net working capital position increased by $92.3 million, compared with the end of 2012, primarily due to increases in trade and non-trade receivables, inventories and deferred tax assets, as well as a reduction in accounts payable and short-term borrowings. These were partially offset by the impact of weaker foreign currency exchange rates in relation to the U.S. dollar. Net cash provided by operating activities was $71.4 million in 2013 compared with $50.7 million in 2012. The favorable comparison was primarily related to lower cash paid for taxes, a smaller reduction in accounts payable and accrued liabilities, a smaller increase in prepaid and other assets, inflows from hedges and cash received as a premium in connection with the issuance of $200 million of Notes. These increases were partially offset by larger increases in 2013 than 2012, in trade receivables and inventory. The cash flow from operating activities, along with the issuance of the $200 million of Notes funded the cash outflow in the first six months of the year for investing activities, dividends and on-going share repurchases.

Net Sales
Reported sales increased 8 percent in the second quarter of 2013. The impact of changes in foreign currency exchange rates on the comparison was not significant. The improvement was mainly in the Company's emerging markets, which accounted for 65 percent and 61 percent of the Company's reported sales for the second quarters of 2013 and 2012, respectively. Total sales for the emerging markets increased $52.5 million, or 13 percent, which included a negative $0.8 million impact from weaker foreign currency exchange rates.
The strong increase in local currency sales in the Company's emerging markets in the second quarter of 2013 was primarily in Brazil, China, India, Indonesia, Tupperware Mexico and Turkey. This primarily reflected substantial increases in the total sales forces in Brazil, Indonesia and Turkey, higher productivity in India, strong growth in the number of outlets and outlet productivity in China, as well as higher sales force activity and business-to-business sales in Tupperware Mexico. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period is not necessarily indicative of future trends. The sales growth in these markets was partially offset by a decrease in Fuller Mexico due to a smaller and less active sales force.
Sales in the established markets decreased $3.0 million, or 1 percent, which included a negative $0.7 million impact from changes in foreign currency exchange rates. Among these units, there were local currency decreases in BeautiControl, reflecting a smaller and less active sales force from ineffective recruiting, and Germany, due to a less active and productive sales force. These decreases were partially offset by a strong increase in Tupperware France, reflecting a more active sales force without the distraction of elections that impacted prior year results.
On a year-to-date basis, emerging markets accounted for 64 percent and 60 percent of total Company sales for 2013 and 2012, respectively. Total sales on a reported basis in the emerging markets increased $89.4 million, or 12 percent. This reflected a negative impact of changes in foreign currency exchange rates of $13.0 million. Excluding the impact of foreign currency, sales increased in these markets by 14 percent. Total sales for the established markets decreased $16.5 million, or 3 percent, for the year-to-date period of 2013, compared with the same period of 2012, which included a negative $5.3 million impact from foreign currency exchange rate changes. The sources of the year-to-date fluctuations largely followed those of the quarter.
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
The Company recorded $2.2 million and $1.1 million in re-engineering and impairment charges during the second quarters of 2013 and 2012, respectively, and $4.4 million and $2.0 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
For the remainder of 2013, the Company expects to incur approximately $6 million of such costs, mainly related to headcount reductions.
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. In 2012, goodwill also included the October 2000 acquisition of BeautiControl. The Company does not amortize its goodwill or tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired.

The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value.
During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl intangibles and as a result recorded an impairment charge of $38.9 million associated with its U.S. and Canadian operation, as the expected growth rates of sales, profit and cash flow were below the Company's projections. Also, as part of the on-going assessment of goodwill and intangible assets, the Company noted the financial performance of the Nutrimetics and NaturCare reporting units fell below their previous trend lines and it became apparent that they would fall significantly short of expectations. As a result, it performed interim impairment tests and recorded tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that resulted in increases in the discount rates used in the valuations. In addition, the Company wrote off the $7.2 million and $7.7 million carrying value of the goodwill of Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of current operating trends and expected future results, as well as the macroeconomic factors that resulted in increases in the discount rates used in the valuations.
In the third quarter of 2012, the Company completed the annual impairment assessments for all of the remaining reporting units and tradename intangibles, noting no impairment.
The Company monitors its reporting units with goodwill and intangible assets for consideration of potential triggering events.  While year-to-date results of Fuller Mexico have been below previous expectations which would reduce the cushion that previously existed between the estimated fair value and the carrying value of the Fuller Mexico reporting unit, management believes that the fair value of the Fuller Mexico reporting unit either approximates or exceeds its carrying value as of June 29, 2013. Continued operating performance below expectations, changes in projected future revenue, profitability and cash flow and higher interest rates or cost of capital could have a further negative effect on the fair value of the unit and therefore reduce the fair value below the carrying value.
Gross Margin
Gross margin as a percentage of sales was 67.2 percent and 67.6 percent in the second quarters of 2013 and 2012, respectively. The decrease of 0.4 percentage points reflected higher manufacturing costs mainly in Asia and South America from third party sourcing (0.6 pp), higher resin costs in Asia and South America (0.3 pp), higher business to business sales with lower than average margins (0.2 pp) and mix from a higher sales volume in certain markets with lower than average margins (0.1 pp). These were partially offset by favorable product mix and pricing over certain product categories, particularly in Europe (0.6 pp), as well as lower obsolescence charges (0.1 pp).
For the year-to-date periods, gross margin as a percentage of sales was 66.8 percent in 2013, compared with 67.2 percent for the same period of 2012. The factors leading to the 0.4 percentage point decrease largely mirrored those of the second quarter, except there was an impact from the first quarter devaluation of the Venezuelan bolivar that had a negative impact on the year to date comparison (0.1 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 50.7 percent for the second quarter of 2013, compared with 51.4 percent in 2012. This decrease primarily reflected lower selling costs (0.4 pp), lower commissions (0.1 pp), the impact of changes in foreign exchange rates (0.1 pp) and lower operating expenses (0.4 pp). These were offset by higher marketing costs (0.1 pp), higher promotional costs (0.1 pp) and higher warehousing (0.1 pp).
For the year-to-date periods, DS&A as a percentage of sales also decreased, to 51.6 percent from 52.3 percent in 2012. This decrease primarily related to selling costs (0.3 pp), promotional costs (0.2 pp), marketing costs (0.1 pp) and other operating costs (0.2 pp), partially offset by higher warehousing (0.1 pp).
Specific segment impacts are discussed in the segment results section.

Net Interest Expense
Net interest expense was $9.6 million for the second quarter of 2013, compared with $8.1 million in 2012. For the year-to-date periods, net interest expense was $17.9 million for 2013, compared with $17.2 million in 2012. Interest expense increased in each of the year-over-year comparisons, primarily as a result of higher borrowings with a higher interest rate, in connection with the issuance of $200 million of Notes near the end of the first quarter of 2013, partially offset by lower average revolving borrowings outstanding under the Company's multicurrency credit agreement (the "Credit Agreement").
Forward points from the Company's hedging activities did not significantly impact either of the year-over-year comparisons. For a discussion of forward points, which are considered to be a component of interest expense, refer to Note 10 to the Consolidated Financial Statements.
Tax Rate
The effective tax rate for the second quarter of 2013 was 24.3 percent, compared with 48.6 percent for the comparable 2012 period. The decrease was primarily due to intangible impairment charges recorded in the second quarter of 2012, for which limited tax benefits were available. The effective tax rate for the year-to-date period ended June 29, 2013 was 24.9 percent, compared with 30.4 percent for the comparable 2012 period, with the change also primarily due to the above item impacting the quarter. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the second quarter of 2013 increased $63.6 million compared with 2012. The impact of changes in foreign currency exchange rates was not significant. The substantial increase in net income primarily reflected the benefit of not having the $76.9 million pretax goodwill and intangible asset impairment charges recorded in 2012, as well as higher contribution margin on higher sales in Europe, Asia Pacific and South America. This benefit was offset by higher 2013 income tax expense, putting aside the impact of the non-deductibility of most of the 2012 impairment charges, lower profit in the North American segments, as well as the gain on disposal of assets recorded in the second quarter of 2012.
Net income for the year-to-date period of 2013 increased $63.5 million compared with the same period of 2012, including a negative 2.2 million foreign currency impact. Excluding the impact of foreign currency exchange rates, net income increased 96 percent. The factors impacting the year-to-date net income comparison were similar to those impacting the second quarter comparison, other than the first quarter 2013 impact on the net monetary position and inventory balance on the balance sheet at the time of the devaluation of the Venezuelan bolivar.
International operations generated 91 and 90 percent of sales in the second quarters and year-to-date periods of 2013 and 2012, respectively. These units generated 100 percent of net segment profit in both the second quarter and year-to-date periods of 2013 and 97 and 98 percent of net segment profit for the second quarter and year-to-date periods of 2012, respectively.
The sale of beauty products generated 21 percent of sales in the second quarter of 2013 and year-to-date period of 2013, compared with 23 percent of sales in the comparable 2012 periods.

Segment Results
Europe

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$199.8	$194.2	3%		3%	$(1.2)	29	30
Segment profit	34.4	32.1	7		9	(0.6)	27	27

Segment profit as percent of sales	17.2%	16.5%	0.7	pp	na	na	na	na

dollars in millions	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$417.4	$412.4	1%		3%	$(6.9)	31	32
Segment profit	71.6	68.2	5		7	(1.2)	31	31

Segment profit as percent of sales	17.2%	16.5%	0.7	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales increased 3 percent compared with the second quarter of 2012. The impact of changes in foreign currency exchange rates was not significant. On a local currency basis, the emerging market units' sales increased by 10 percent, reflecting significant growth in Turkey due to a larger sales force reflecting solid recruiting, as well as improved productivity, resulting from attractive promotions. The established market units' sales were even on a local currency basis, reflecting a decrease in Germany, due to less activity and lower productivity from reactions to promotional offers, unfavorable timing of holidays and unusually poor weather, including flooding in certain areas of the country. This decrease was offset by an increase in Tupperware France from improved sales force activity in comparison to 2012 when there was uncertainty around elections, as well as higher sales per party due to attractive product offerings.
Segment profit increased $2.3 million, or 7 percent, during the second quarter of 2013, and excluding the impact of foreign currency, was 9 percent higher. The increase primarily reflected the contribution margin on higher sales in Turkey and France, along with improved value chains in Italy and Tupperware South Africa where there was aggressive spending in difficult sales environments in 2012. These increases were partially offset by lower profit on lower sales in Germany, as well as shifts in promotional spending and a low gross margin in Russia to sell through excess inventory and in light of the promotional strategies employed.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The euro and South African rand were the main currencies that impacted the year over year comparisons.

Asia Pacific

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$209.7	$186.2	13%		16%	$(5.0)	30	29
Segment profit	46.3	40.8	14		16	(0.8)	37	35

Segment profit as percent of sales	22.1%	21.9%	0.2	pp	na	na	na	na

dollars in millions	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$409.4	$364.0	12%		16%	$(11.6)	30	28
Segment profit	89.1	74.7	19		23	(2.3)	38	35

Segment profit as percent of sales	21.8%	20.5%	1.3	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points

Reported sales increased 13 percent, compared with the second quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 16 percent. Emerging markets accounted for $166.8 million and $140.1 million, or 80 and 75 percent, of the reported sales in the segment in the second quarters of 2013 and 2012, respectively. Versus 2012, emerging market sales were negatively impacted by $1.1 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 20 percent in these units. The most significant contribution to the overall increase was in Indonesia, the Company's largest housewares unit, as a result of a larger and more productive sales force due to strong recruiting, attractive promotions and product offerings. Other significant increases in sales were in China, India and Korea. In China, where the Company operates a retail outlet model, increases related to new product offerings in conjunction with the growth in total number and productivity of the outlets. India leveraged the earning opportunity and attractive promotions to increase the productivity of its existing sales force, while Korea grew its sales force significantly through strong recruiting results. The Philippines also achieved a strong increase in the quarter, through a more active and productive sales force, reflecting, in part, a greater share of housewares product sales.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets. However, excluding the impact of changes in foreign currency rates, sales in these markets increased by 2 percent, an improvement in trend. These increases were achieved through improved productivity from the existing sales force in Nutrimetics Australia and a larger and more active sales force in Tupperware Japan, reflecting strong promotional offerings that activated the sales force.
Total segment profit increased 14 percent in the second quarter of 2013. Excluding the impact of changes in foreign currency rates, segment profit increased 16 percent. The increase was mainly related to the contribution margin from the higher sales in Indonesia and China. There was a small offset from the profit comparison in the established markets, in spite of the higher sales, reflecting the cost of several investments and initiatives.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except in the established markets where sales were lower than 2012 on a year-to-date basis.
The Indonesian rupiah and Japanese yen were the main currencies that led to the foreign currency impact on the year-over-year sales comparisons and the Indonesian rupiah on the profit comparisons.

Tupperware North America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$99.7	$89.8	11%		8%	$2.8	15	14
Segment profit	17.0	17.9	(5)		(10)	0.8	13	15

Segment profit as percent of sales	17.1%	19.9%	(2.8)	pp	na	na	na	na

dollars in millions	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$182.5	$174.4	5%		3%	$3.3	14	14
Segment profit	29.3	31.2	(6)		(9)	1.0	13	14

Segment profit as percent of sales	16.1%	17.9%	(1.8)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales increased 11 percent in the second quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 8 percent. The increase in sales was primarily due to a more active and productive sales force, reflecting attractive promotional offers to the sales force, along with higher business-to-business sales in the Tupperware Mexico business. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs. Consequently, activity in one period is not necessarily indicative of future trends. Sales in the Tupperware United States and Canada business increased modestly over the prior year as a result of an aggressive promotional and pricing strategy, as well as a slightly larger sales force.
Segment profit decreased $0.9 million in the quarter. The lower profit reflected a decrease in the Tupperware United States and Canada business, reflecting the impact on gross margin, and promotional and distribution costs of the aggressive promotional approach. This decrease was partially offset by the contribution margin on the higher sales in Tupperware Mexico.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$81.8	$85.8	(5)%		(10)%	$4.9	12	14
Segment profit	7.1	10.1	(30)		(35)	0.9	6	9

Segment profit as percent of sales	8.7%	11.8%	(3.1)	pp	na	na	na	na

dollars in millions	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$167.3	$173.2	(3)%		(7)%	$5.9	12	14
Segment profit	13.5	17.0	(21)		(26)	1.1	6	8

Segment profit as percent of sales	8.1%	9.8%	(1.7)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment decreased 5 percent in the second quarter of 2013, and excluding the impact of changes in foreign currency exchange rates, decreased 10 percent. The decrease in local currency sales was primarily due to smaller and less active sales forces in both BeautiControl and Fuller Mexico.
Segment profit was $3.0 million lower in the second quarter of 2013 on a reported basis, and excluding the positive impact of a stronger Mexican peso, decreased 35 percent. The decrease in profit reflected the lower sales, along with concession in gross margin and in spending in an effort to grow the sales force size and sales.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year comparisons.
South America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$97.4	$82.9	18%		22%	$(3.1)	14	13
Segment profit	22.0	16.6	32		36	(0.4)	17	14

Segment profit as percent of sales	22.6%	20.0%	2.6	pp	na	na	na	na

dollars in millions	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	June 29, 2013	June 30, 2012					2013	2012
Net sales	$174.7	$154.4	13%		20%	$(9.0)	13	12
Segment profit	27.7	26.6	4		10	(1.3)	12	12

Segment profit as percent of sales	15.9%	17.2%	(1.3)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment increased 18 percent in the second quarter of 2013, and excluding the impact of foreign currency exchange rates other than the Venezuelan bolivar on the comparison, increased 22 percent. The increase was mainly in Brazil, reflecting a larger sales force, resulting from strong recruiting, as well as higher prices in light of inflation. For the whole segment, the Company estimates that about two-thirds of the local currency sales increase was a result of higher pricing due to inflation and price/mix. The first quarter devaluation of the Venezuelan bolivar had a negative impact on the segment's local currency sales comparison of 5.0 percentage points.
Segment profit increased in the second quarter of 2013, primarily reflecting the contribution margin on higher sales in Brazil and Venezuela and the benefit of lower incentive costs due to a change in estimate.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for the first quarter devaluation of the Venezuelan bolivar, which had a negative impact on the local currency sales comparison of 4.0 percentage points and a negative impact on profit from the impact on net monetary assets and inventory, as the Venezuelan unit is accounted for as hyper-inflationary.
The Brazilian real was the main currency that impacted the year-over-year comparisons.
The Company used the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S. dollar, until February 2013, when the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar and abolished the banded exchange rate. Venezuela continues to be deemed hyper-inflationary for accounting purposes. As a result, any gains or losses from translation of the financial statements would be recorded in earnings. As a result of the change to the 6.3 exchange rate, the Company's year-to-date 2013 earnings were reduced by $4.2 million related to items on the balance sheet. As of the end of the second quarter of 2013, the Company had $21 million in net monetary assets denominated in Venezuelan bolivars, including $26.7 million in cash and cash equivalents, which would be directly impacted by any additional changes in the exchange rate. To illustrate the sensitivity to potential future changes in the exchange rate, if the exchange rate in Venezuela were to further devalue to a rate of 32 bolivars to U.S. dollar, the Company estimates the negative impact on the remainder of its 2013 pretax earnings would be $25 million related to items on the balance sheet as of the end of the second quarter. The Company also estimates the operating income impact of this rate for the remainder of 2013 would be $7 million and for the 12 months ending June 2014 would be $15 million.
Financial Condition
Liquidity and Capital Resources Net working capital increased by $92.3 million in the first half of 2013, which included increases in trade and non-trade receivables, inventories and deferred tax assets, as well as a reduction in accounts payable and short-term borrowings. These were partially offset by the impact of weaker foreign currency exchange rates in relation to the U.S. dollar.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% senior notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together the "Notes"). The Notes form a single series under the Indenture. The proceeds received from the March 2013 issuance were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Credit Agreement. The remaining net proceeds were used to fund share repurchases under the Company's common stock repurchase authorization. As a result of the issuance, the Company recorded a bond premium of $7.6 million to be amortized over the life of the bond.
Also in June 2011, the Company entered into a $450 million multicurrency revolving Credit Agreement. The Company is permitted to request, on up to three separate occasions, an increase to its borrowing capacity under the Credit Agreement by up to $200 million in the aggregate (for a maximum aggregate Facility Amount of $650 million).

Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of June 29, 2013, the Credit Agreement dictated a spread of 175 basis points, which gave the Company an interest rate on LIBOR based borrowings of 1.9 percent under the Credit Agreement. As of June 29, 2013, the Company had total borrowings of $181.5 million outstanding under its Credit Agreement, with $128.3 million denominated in euro. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 29, 2013, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $112.4 million as of June 29, 2013, cash flows from operating activities, and access to its $450 million Credit Agreement. As of June 29, 2013, the Company had $265.6 million available under its Credit Agreement and $93.7 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $112.4 million as of June 29, 2013. Of this amount, $110 million was held by foreign subsidiaries. Approximately 60% of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant exposures are to the euro, the Indonesian rupiah and the Mexican peso, as well as the Brazilian real and Malaysian ringgit. Business units in which the Company generated at least $100 million of sales in 2012 included Brazil, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. A significant downturn in the Company's business in these markets would adversely impact the Company's ability to generate operating cash flows.
Operating Activities Net cash provided by operating activities was $71.4 million in 2013, compared with $50.7 million in 2012. The favorable comparison was primarily related to lower cash paid for taxes, a smaller reduction in accounts payable and accrued liabilities, a smaller increase in prepaid and other assets, inflows from hedges and cash received as a premium in connection with the issuance of $200 million of Notes. These increases were partially offset by larger increases in 2013 than 2012, in trade receivables and inventory.
Investing Activities During the first half of 2013 and 2012, the Company had $23.8 million and $33.7 million, respectively, of capital expenditures. In both 2013 and 2012, the most significant capital expenditures were related to molds. In 2013 and 2012, capital expenditures included $2.4 million and $5.5 million, respectively, related to facilities in Venezuela, to support operations and as a natural hedge against possible currency devaluation. In 2012, there were also capital expenditures for a new warehouse in Indonesia.

Financing Activities Dividends paid to shareholders were $52.7 million and $37.5 million in the year-to-date periods of 2013 and 2012, respectively. The higher 2013 amount was due to the increase in the quarterly dividend declared from $0.36 per share in 2012 to $0.62 in 2013, partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $16.7 million and $7.4 million for the year-to-date periods of 2013 and 2012, respectively. The Company also issued $200 million of Notes and used a portion of the proceeds to reduce short-term borrowings under its Credit Agreement.
Through open market repurchases, and under its stock incentive programs, the Company repurchased in the year-to-date periods of 2013 and 2012, 2.6 million and 1.3 million shares for a total of $203.7 million and $79.0 million, respectively.
Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 2.5 million and 1.2 million shares for $200.0 million and $74.9 million in the year-to-date periods of 2013 and 2012, respectively, and program-to-date through the end of June 2013, had spent $1.03 billion to repurchase 18.0 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company expects to spend $100 million on open market share repurchases in the third quarter of 2013.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2013 and 2012, 47,187 and 64,927 shares were retained to fund withholding taxes, totaling $3.7 million and $4.1 million, respectively.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of June 29, 2013, the Credit Agreement dictated a spread of 175 basis points, which gave the Company an interest rate on LIBOR based borrowings of 1.9 percent on borrowings under the Credit Agreement. In light of the Company's share repurchase program, the Company is targeting a debt-to-EBITDA ratio of 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement) as of the end of each quarter.
As of June 29, 2013, the Company had total borrowings of $181.5 million outstanding under its Credit Agreement, with $128.3 million denominated in euro. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending June 29, 2013 and June 30, 2012, the cash flow impact of these currency hedges was an inflow of $4.5 million and $0.8 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of June 29, 2013 were to buy euros $42.1 million; Philippine peso $12.8 million and U.S. dollars $36.0 million and to sell Japanese yen $32.6 million; Mexican pesos $15.6 million and Swiss francs $12.7 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 29, 2013, the Company was in a net receivable position of approximately $0.3 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2013 cost of sales will include about $180 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $18 million compared with the prior year. For the second quarter of 2013, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was negatively impacted by about $3 million in local currency due to resin cost changes, as compared with 2012. For full year 2013, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware ® products it produces and has contract manufactured is expected to be negative $5 million, as compared with 2012. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters. This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. In recent years, the Company's land sale program has been negatively impacted by the drivers and ramifications of the credit crisis and real estate market conditions in the United States. Although market conditions have improved, the Company cannot predict when the program will be completed.
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

•
the effect of competitive forces in the markets in which the Company operates, particularly related to sales of beauty, personal care and nutritional products, where there are a greater number of competitors than in the housewares market;

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
3/31/13 - 5/4/13	470,359	$81.01	470,359	$1,034,218,202
5/5/13 - 6/1/13	396,600	82.37	396,600	1,001,552,013
6/2/13 - 6/29/13	367,388	79.57	367,388	972,320,005
	1,234,347	$81.01	1,234,347	$972,320,005
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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed on August 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida
August 6, 2013