Form 10-Q
period 2013-09-28
TUPPERWARE BRANDS CORP
filed 2013-11-07
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 28, 2013
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
As of November 4, 2013, 50,663,517 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income 13 weeks ended September 28, 2013 and September 29, 2012 and 39 weeks ended September 28, 2013 and September 29, 2012	3

	Consolidated Statements of Comprehensive Income 13 weeks ended September 28, 2013 and September 29, 2012 and 39 weeks ended September 28, 2013 and September 29, 2012	4

	Consolidated Balance Sheets September 28, 2013 and December 29, 2012	5

	Consolidated Statements of Cash Flows 39 weeks ended September 28, 2013 and September 29, 2012	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	49

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6.	Exhibits	50

Signatures		51

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(Dollars in millions, except per share amounts)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net sales	$603.2	$594.4	$1,954.5	$1,872.8
Cost of products sold	199.6	199.5	648.4	619.3
Gross margin	403.6	394.9	1,306.1	1,253.5

Delivery, sales and administrative expense	325.4	318.0	1,023.2	986.1
Re-engineering and impairment charges	2.7	2.0	7.1	4.0
Impairment of goodwill and intangible assets	—	—	—	76.9
Gains on disposal of assets, including insurance recoveries	0.9	0.3	1.1	8.0
Operating income	76.4	75.2	276.9	194.5

Interest income	0.6	0.6	1.9	1.9
Interest expense	10.3	8.5	29.5	27.0
Other expense	1.5	—	5.0	0.1
Income before income taxes	65.2	67.3	244.3	169.3

Provision for income taxes	15.3	19.8	59.8	50.8
Net income	$49.9	$47.5	$184.5	$118.5

Earnings per share:
Basic	$0.97	$0.86	$3.52	$2.14
Diluted	0.95	0.85	3.44	2.09

Weighted-average shares outstanding:
Basic	51.2	55.2	52.4	55.5
Diluted	52.4	56.2	53.6	56.6

Dividends declared per common share	$0.62	$0.36	$1.86	$1.08

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(Dollars in millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$49.9	$47.5	$184.5	$118.5
Other comprehensive income (loss):
Foreign currency translation adjustments	7.1	37.6	(36.7)	19.6
Deferred (loss) gain on cash flow hedges, net of tax (benefit) provision of ($0.4), ($0.4), $0.3 and ($0.1) million, respectively	(1.1)	(1.8)	1.1	(0.5)
Pension and other post-retirement costs, net of tax provision of $0.3, $0.2, $0.5 and $0.4 million, respectively	2.2	0.2	1.9	2.3
Other comprehensive income (loss)	8.2	36.0	(33.7)	21.4
Total comprehensive income	$58.1	$83.5	$150.8	$139.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in millions, except share amounts)	September 28, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$126.0	$119.8
Accounts receivable, less allowances of $33.2 and $30.4, respectively	187.1	173.4
Inventories	353.1	313.9
Deferred income tax benefits, net	111.1	94.9
Non-trade amounts receivable, net	47.4	39.0
Prepaid expenses and other current assets	30.9	25.5
Total current assets	855.6	766.5
Deferred income tax benefits, net	358.4	359.1
Property, plant and equipment, net	291.0	298.8
Long-term receivables, less allowances of $21.8 and $22.4, respectively	23.7	24.8
Trademarks and tradenames	131.8	138.4
Other intangible assets, net	3.7	5.0
Goodwill	185.7	192.9
Other assets, net	30.3	36.3
Total assets	$1,880.2	$1,821.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$109.5	$154.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	292.8	203.4
Accrued liabilities	364.9	336.3
Total current liabilities	767.2	694.5
Long-term debt and capital lease obligations	619.0	414.4
Other liabilities	221.9	233.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	172.8	151.2
Retained earnings	1,233.5	1,172.4
Treasury stock, 12,547,387 and 9,547,436 shares, respectively, at cost	(829.8)	(573.8)
Accumulated other comprehensive loss	(305.0)	(271.3)
Total shareholders' equity	272.1	479.1
Total liabilities and shareholders' equity	$1,880.2	$1,821.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 28, 2013	September 29, 2012
Operating Activities:
Net income	$184.5	$118.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.5	36.5
Unrealized foreign exchange loss	2.5	—
Equity compensation	11.9	11.3
Amortization of deferred debt costs	0.6	0.7
Premium on senior notes	6.3	—
Net gains on disposal of assets, including insurance recoveries	(0.8)	(8.0)
Provision for bad debts	9.3	8.4
Write-down of inventories	11.7	11.1
Non-cash impact of re-engineering and impairment costs	—	76.9
Net change in deferred income taxes	(18.5)	(3.1)
Excess tax benefits from share-based payment arrangements	(13.6)	(11.9)
Changes in assets and liabilities:
Accounts and notes receivable	(29.2)	(33.3)
Inventories	(64.8)	(47.1)
Non-trade amounts receivable	(3.2)	1.1
Prepaid expenses	(5.4)	(8.8)
Other assets	4.2	(4.2)
Accounts payable and accrued liabilities	(8.3)	(18.9)
Income taxes payable	(5.8)	(20.1)
Other liabilities	2.2	0.3
Proceeds from insurance recoveries, net of costs	—	0.2
Net cash impact from hedging activity	3.8	1.9
Other	0.1	—
Net cash provided by operating activities	126.0	111.5
Investing Activities:
Capital expenditures	(42.9)	(51.0)
Proceeds from disposal of property, plant and equipment	8.4	9.8
Net cash used in investing activities	(34.5)	(41.2)
Financing Activities:
Dividend payments to shareholders	(84.9)	(57.5)
Net proceeds from issuance of senior notes	200.0	—
Proceeds from exercise of stock options	18.9	9.7
Repurchase of common stock	(303.7)	(104.3)
Repayment of capital lease obligations	(1.9)	(1.8)
Net change in short-term debt	87.3	47.4
Debt issuance costs	(2.1)	—
Excess tax benefits from share-based payment arrangements	13.6	11.9
Net cash used in financing activities	(72.8)	(94.6)
Effect of exchange rate changes on cash and cash equivalents	(12.5)	(0.1)
Net change in cash and cash equivalents	6.2	(24.4)
Cash and cash equivalents at beginning of year	119.8	138.2
Cash and cash equivalents at end of period	$126.0	$113.8
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the third quarters of 2013 and 2012 were $36.2 million and $35.1 million, respectively, and were $114.6 million and $109.8 million for the year-to-date periods ended September 28, 2013 and September 29, 2012, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $102.3 million and $100.0 million for the third quarters of 2013 and 2012, respectively, and $332.3 million and $319.5 million for the year-to-date periods ended September 28, 2013 and September 29, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(in millions)	September 28, 2013	December 29, 2012
Finished goods	$274.6	$251.2
Work in process	31.2	22.9
Raw materials and supplies	47.3	39.8
Total inventories	$353.1	$313.9

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended		39 weeks ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$49.9	$47.5	$184.5	$118.5
Weighted-average shares of common stock outstanding	51.2	55.2	52.4	55.5
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.2	1.0	1.2	1.1
Weighted-average common and common equivalent shares outstanding	52.4	56.2	53.6	56.6
Basic earnings per share	$0.97	$0.86	$3.52	$2.14
Diluted earnings per share	$0.95	$0.85	$3.44	$2.09
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	—	0.4	—	0.3

Note 6:	Accumulated Other Comprehensive Loss

(in millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Beginning of the year balance	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive (loss) income before reclassifications	(36.7)	2.1	(3.2)	(37.8)
Amounts reclassified from accumulated other comprehensive loss	—	(1.0)	5.1	4.1
Net current-period other comprehensive (loss) income	(36.7)	1.1	1.9	(33.7)
End of period balance	$(254.9)	$0.9	$(51.0)	$(305.0)

Pretax amounts reclassified from accumulated other comprehensive loss that relate to cash flow hedges consisted of $1.6 million of net gains. The tax provision associated with these items was $0.6 million. See Note 11 for further discussion of derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of $0.4 million of prior service benefit, $3.0 million of pension settlement costs and $3.9 million of actuarial losses. The tax benefit associated with these items was $1.4 million. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Other Exit Costs
The Company recorded $2.7 million and $2.0 million in re-engineering and impairment charges during the third quarters of 2013 and 2012, respectively, and $7.1 million and $4.0 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, the decision to cease operating its Nutrimetics businesses in Greece and the United Kingdom, as well as the relocation of the Company's office in Poland.
The balances included in accrued liabilities related to re-engineering and impairment charges as of September 28, 2013 and December 29, 2012 were as follows (in millions):

	September 28, 2013	December 29, 2012
Beginning of the year balance	$1.5	$3.0
Provision	7.1	22.4
Cash expenditures:
Severance	(4.7)	(6.0)
Other	(1.1)	(1.7)
Non-cash asset impairments	(0.2)	(16.2)
End of period balance	$2.6	$1.5

The accrual balance as of September 28, 2013, related primarily to severance payments to be made by the end of the second quarter of 2014.

Note 8:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. Certain tradenames are allocated between multiple reporting units.
The Company does not amortize its goodwill or indefinite lived tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired.
Goodwill
The annual process for goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step one fair value test, and other entity-specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, a first step is performed, which involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In the third quarter of 2013, the Company completed the annual assessments for all of its reporting units, concluding there were no impairments. In light of year-to-date results of Fuller Mexico being below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 21 percent, was smaller in 2013 than in previous assessments. This decrease was primarily due to ineffective recruiting and retention of sales force members in light of the competitive environment in that market, as well as the design of certain promotional programs that did not result in the benefits expected. The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model used a forecast period of 10 years and a terminal value. The significant assumptions for the forecast included annual revenue growth rates ranging from zero to 5.0 percent with an average growth rate of 3 percent, including a 3 percent growth rate used in calculating the terminal value. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented in the Fuller Mexico reporting unit. The discount rate used was 15.6 percent. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value at September 28, 2013, ineffective recruiting and retention; operating performance below current expectations, including changes in projected future revenue, profitability and cash flow; as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in an impairment to the goodwill. At September 28, 2013, the book value of goodwill recorded in Fuller Mexico was $117.3 million.
Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future step one impairment test. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
Tradename
The annual process for assessing the carrying value of indefinite-lived tradename intangible assets begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is necessary, the quantitative impairment test for the Company's indefinite-lived tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess.
In August of 2013, the Company concluded it should reclassify its Fuller tradename from indefinite-lived to definite-lived. This conclusion was primarily reached in light of an expected long-term transition in the Fuller Mexico business to a new brand name. As a result of this expected transition, the Company has determined that the Fuller tradename has a 10 year useful life, with amortization to be recorded on a straight-line basis. Amortization expense recorded in the third quarter of 2013 related to the Fuller tradename was $0.9 million and is expected to be an additional $2.6 million for the remainder of 2013.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Estimated future amortization expense related to the Fuller tradename as of September 29, 2013 was as follows:

Fiscal year:	In millions
2013 (remaining three months)	$2.6
2014	10.5
2015	10.5
2016	10.5
2017	10.5
Thereafter	59.6

The reclassification of the Fuller tradename from an indefinite-lived to definite-lived asset triggered an impairment review similar to that performed during an annual assessment, as described above. The results of the impairment test demonstrated that the current estimated fair value of the Fuller tradename exceeded its carrying value.
In the third quarter of 2013, the Company completed the annual impairment assessments for all of the indefinite-lived tradename intangible assets, determining that there had been no impairments. In addition, management has concluded there is no significant foreseeable risk of the fair value of the indefinite lived intangible assets falling below their respective carrying values. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans, royalty rates or changes in discount rates could also result in an impairment charge. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.

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

South America	Both housewares and beauty products under the Fuller®, Nutrimetics®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $128.5 million and $146.7 million in the third quarters of 2013 and 2012, respectively, and $416.0 million and $443.6 million in the year-to-date periods ended September 28, 2013 and September 29, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Europe	$146.9	$157.8	$564.3	$570.2
Asia Pacific	205.1	197.5	614.5	561.5
Tupperware North America	80.6	78.9	263.1	253.3
Beauty North America	73.9	83.8	241.2	257.0
South America	96.7	76.4	271.4	230.8
Total net sales	$603.2	$594.4	$1,954.5	$1,872.8
Segment profit:
Europe	$10.6	$12.7	$82.2	$80.9
Asia Pacific	44.2	44.0	133.3	118.7
Tupperware North America	14.9	14.1	44.2	45.3
Beauty North America	1.5	6.0	15.0	23.0
South America	21.8	15.6	49.5	42.2
Total segment profit	$93.0	$92.4	$324.2	$310.1
Unallocated expenses	(16.3)	(15.5)	(46.3)	(42.8)
Re-engineering and impairment charges (a)	(2.7)	(2.0)	(7.1)	(4.0)
Impairment of goodwill and intangible assets	—	—	—	(76.9)
Gains on disposal of assets, including insurance recoveries	0.9	0.3	1.1	8.0
Interest expense, net	(9.7)	(7.9)	(27.6)	(25.1)
Income before taxes	$65.2	$67.3	$244.3	$169.3

Identifiable assets:	September 28, 2013	December 29, 2012
Europe	$384.5	$385.4
Asia Pacific	333.2	331.3
Tupperware North America	147.0	140.0
Beauty North America	298.3	320.3
South America	143.6	114.9
Corporate	573.6	529.9
Total identifiable assets	$1,880.2	$1,821.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 10:	Debt
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together, the "Notes") at an issue price of 103.781% in a registered public offering pursuant to an underwriting agreement, dated March 6, 2013, among the Company, the Guarantor and the representatives of the underwriters. The Notes form a single series under the Indenture. The March 2013 proceeds were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement in place at that time. The remaining net proceeds were used to fund share repurchases in 2013 under the Company's common stock repurchase authorization. As a result of the 2013 issuance, the Company recorded a premium of $7.6 million to be amortized over the life of the bond. The Company also incurred $1.5 million in deferred financing costs, of which $1.3 million was netted with the bond premium.
The Notes were issued under an Indenture between the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain customary circumstances specified in the Indenture. These customary circumstances include:
•payment in full of principal of and premium, if any, and interest on the Notes;
•satisfaction and discharge of the Indenture;
•upon legal defeasance or covenant defeasance of the Notes as set forth in the Indenture;

•	as to any property or assets constituting Collateral owned by the Guarantor that is released from its Guarantee in accordance with the Indenture;

•	with the consent of the Holders of the requisite percentage of Notes in accordance with the Indenture; and

•	the rating on the Notes is changed to investment grade in accordance with the Indenture.
Credit Agreement
In September 2013, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated its multicurrency Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender and issuing bank, Crédit Agricole Corporate and Investment Bank, HSBC Bank USA, N.A., KeyBank National Association and the Royal Bank of Scotland, as syndication agents, joint book runners and joint lead arrangers. The New Credit Agreement replaced the Credit Agreement dated June 2, 2011 (the “Old Credit Agreement”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Agreement. The New Credit Agreement makes available to the Company and the Subsidiary Borrower a five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The New Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of September 28, 2013, the Company had total borrowings of $290.3 million outstanding under its New Credit Agreement, with $134.8 million denominated in euro.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Loans made under the revolving credit facility are either (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the London interbank offered rate ("LIBOR") for the applicable currency and interest period, plus a margin or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the rate of interest publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate, (y) the Federal funds rate plus 0.5% and (z) one month LIBOR, plus 1%, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the ratio (the “Consolidated Leverage Ratio”) at any time of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the New Credit Agreement and further described below) of the Company and its subsidiaries for the four (4) fiscal quarters then most recently ended. The applicable margin for ABR Borrowings ranges from 0.25% to 1.25%. The applicable margin for Eurocurrency Borrowings ranges from 1.25% to 2.25%. Loans made under the swingline facility bear interest, if denominated in U.S. dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at a rate to be agreed between the Company and the swingline lender prior to the extension of such loan. As of September 28, 2013, the New Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.63 percent on borrowings under the New Credit Agreement.
The New Credit Agreement contains covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications.
The New Credit Agreement also includes financial covenants providing for a maximum Consolidated Leverage Ratio of 3.25 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0 (defined as consolidated EBITDA divided by consolidated total interest expense). For purposes of the New Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. As of September 28, 2013, and currently, the Company had considerable cushion under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this New Credit Agreement, as well as the Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
The Company routinely increases its revolver borrowings under the New Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
At September 28, 2013, the Company had $456.6 million of unused lines of credit, including $357.5 million under the committed, secured $650 million New Credit Agreement, and $99.1 million available under various uncommitted lines around the world.

Note 11:	Derivative Instruments and Hedging Activities
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $3.5 million and $2.5 million in the third quarters of 2013 and 2012, respectively, and pretax gains of $7.7 million and $8.1 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company's cash flow hedge contracts are for periods ranging from one to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the reporting period in other comprehensive loss, related to cash flow hedges, will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax expenses of $0.7 million and $0.6 million in the third quarters of 2013 and 2012, respectively, and in pretax expenses of $2.0 million and $1.8 million for the respective year-to-date periods.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net loss associated with these hedges, in other comprehensive income, net of tax, of $3.9 million and $12.8 million in the third quarters of 2013 and 2012, respectively and a net gain (loss) of $7.2 million and $(8.2) million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the third quarters of 2013 and 2012, forward points on net equity hedges resulted in pretax expenses of $4.0 million and $3.1 million, respectively, and pretax expenses of $9.6 million and $10.4 million for the respective year-to-date periods.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items may not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $3.8 million and $1.9 million for the year-to-date periods ended September 28, 2013 and September 29, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of September 28, 2013 and December 29, 2012. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	September 28, 2013		December 29, 2012
(in millions)	Buy	Sell	Buy	Sell
Euro	$27.9		$66.6
U.S. dollar	27.0		69.9
Philippine peso	11.8		9.9
Chinese yuan renminbi	8.6		—
Mexican peso	6.3			$22.0
Uruguayan peso	4.6		0.9
Malaysian ringgit	4.5		17.2
Indonesian rupiah	4.2		11.3
South Korean won	3.8		3.0
New Zealand dollar	1.1		1.4
Swiss franc		$21.0		53.8
Turkish lira		13.9		12.3
Canadian dollar		13.4		3.5
Polish zloty		8.1		3.3
Russian ruble		7.5		5.7
South African rand		4.5		6.8
Brazilian real		3.9		1.7
Danish krone		3.6	0.4
Thai baht		3.5		3.3
Indian rupee		2.8		3.7
Czech koruna		2.7		3.3
Croatian kuna		2.5		2.5
Australian dollar		2.4		15.5
Japanese yen		1.9		32.8
Hungarian forint		1.8		3.3
Swedish krona		1.7		1.7
Norwegian krone		1.6		1.9
Argentine peso		1.1		—
British pound		1.0		4.8
Other currencies (net)		3.1		2.6
	$99.8	$102.0	$180.6	$184.5

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
The following table summarizes the Company's derivative positions and the impact they had on the Company's financial position as of September 28, 2013 and December 29, 2012:

Derivatives designated as hedging instruments (in millions)	Asset derivatives			Liability derivatives
		Fair Value			Fair Value
	Balance sheet location	Sep 28, 2013	Dec 29, 2012	Balance sheet location	Sep 28, 2013	Dec 29, 2012
Foreign exchange contracts	Non-trade amounts receivable	$17.4	$13.1	Accrued liabilities	$17.6	$15.7

The following table summarizes the impact of the Company's derivative positions on the results of operations for the third quarters of 2013 and 2012:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2013	2012		2013	2012
Foreign exchange contracts	Other expense	$4.7	$19.9	Other expense	$(5.0)	$(19.8)

The following table summarizes the impact of Company's derivative positions on comprehensive income for the third quarters of 2013 and 2012:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$(0.4)	$(2.0)	Cost of products sold	$1.0	$0.5	Interest expense	$(0.7)	$(0.6)
Net equity hedging relationships
Foreign exchange contracts	(6.1)	(20.2)	Other expense	—	—	Interest expense	(4.0)	(3.1)

The following table summarizes the impact of the Company's derivative positions on the results of operations for the year-to-date periods ended September 28, 2013 and September 29, 2012:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2013	2012		2013	2012
Foreign exchange contracts	Other expense	$(7.4)	$9.7	Other expense	$7.1	$(9.6)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of Company's derivative positions on comprehensive income for the year-to-date periods ended September 28, 2013 and September 29, 2012:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2013	2012		2013	2012		2013	2012
Foreign exchange contracts	$3.0	$(0.6)	Cost of products sold	$1.6	$0.8	Interest expense	$(2.0)	$(1.8)
Net equity hedging relationships
Foreign exchange contracts	11.2	(12.8)	Other expense	—	—	Interest expense	(9.6)	(10.4)

Note 12:	Fair Value Measurements
The following table presents those assets and liabilities recorded at fair value on a recurring basis:

Description of Assets (in millions)	September 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Foreign currency derivative contracts	$17.4	$—	$17.4
Total	$17.4	$—	$17.4

Description of Liabilities (in millions)
Foreign currency derivative contracts	$17.6	$—	$17.6
Total	$17.6	$—	$17.6

Description of Assets (in millions)	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2.1	$2.1	$—
Foreign currency derivative contracts	13.1	—	13.1
Total	$15.2	$2.1	$13.1

Description of Liabilities (in millions)
Foreign currency derivative contracts	$15.7	$—	$15.7
Total	$15.7	$—	$15.7

The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of September 28, 2013 and December 29, 2012, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value, determined based on third party quotations, of negative $0.2 million and $2.6 million, respectively. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 11 to the Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Included in the Company's cash equivalents balances as of December 29, 2012 was $2.1 million in money market funds, which were highly liquid investments with a maturity of three months or less. These assets were classified within Level 1 of the fair value hierarchy, as the money market funds were valued using quoted market prices in active markets. There were no such amounts amounts as of September 28, 2013.
Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 28, 2013 and December 29, 2012. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Notes was $615 million at September 28, 2013, compared with the carrying value of $603 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 28, 2013 and September 29, 2012 were as follows (in millions):

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$2.5	$2.4	$0.1	$—	$7.8	$7.2	$0.1	$0.1
Interest cost	2.2	2.2	0.2	0.4	6.4	6.7	0.8	1.1
Expected return on plan assets	(1.4)	(1.4)	—	—	(4.3)	(4.2)	—	—
Settlement/curtailment	2.6	1.0	—	—	3.0	1.0	—	—
Net amortization	1.3	1.1	—	—	3.7	3.2	(0.2)	—
Net periodic benefit cost	$7.2	$5.3	$0.3	$0.4	$16.6	$13.9	$0.7	$1.2

During the year-to-date periods ended September 28, 2013 and September 29, 2012, approximately $6.5 million and $4.2 million, respectively, were reclassified, pretax, from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 14:	Income Taxes
As of September 28, 2013 and December 29, 2012, the Company's gross unrecognized tax benefit was $20.5 million and $24.9 million, respectively. During the third quarter of 2013, the company reduced its accrual for uncertain tax positions by $3.8 million due to the expiration of statutes of limitation in various jurisdictions. Of the accrual reduction, $1.9 million did not impact tax expense. The Company estimates that approximately $18.8 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $4.8 million and $5.9 million as of September 28, 2013 and December 29, 2012, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.1 million. For the remaining balance as of September 28, 2013, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns.
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
The effective tax rate for the third quarter of 2013 was 23.4 percent, compared with 29.4 percent for the comparable 2012 period. The decrease was primarily due to tax benefits related to 2013 reductions in the accrual for uncertain tax positions as well as intangible impairment charges recorded in the second quarter of 2012 for which limited tax benefits were available that also impacted the tax rate in the third quarter of 2012. The effective tax rate for the year-to-date period ended September 28, 2013 was 24.5 percent, compared with 30.0 percent for the comparable 2012 period. The decrease was primarily due to the items noted above. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended September 28, 2013 and September 29, 2012, 47,187 and 70,183 shares, respectively, were retained to fund withholding taxes, with values totaling $3.7 million and $4.3 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
In the in the year-to-date period ended September 29, 2012, the Company acquired $1.2 million of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in the year-to-date period ended September 28, 2013.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. In the year-to-date period of 2013, the Company has granted options to acquire 11,804 shares. The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to value the 2013 option grants: dividend yield of 2.7 percent; expected volatility of 39 percent; risk-free interest rate of 1.8 percent; and expected life of 8 years. The weighted average of the grant date fair value of the stock options granted during the year-to-date period of 2013 was $25.60 per share. Options to acquire 24,300 shares of stock were granted during the year-to-date period of 2012. Compensation expense associated with all outstanding stock option awards was $0.5 million and $0.6 million in the third quarters of 2013 and 2012, respectively, and $1.4 million and $1.8 million in the respective year-to-date periods.
Stock option activity for 2013, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 29, 2012	2,935,919	$37.15
Granted	11,804	78.61
Expired / Forfeited	(32,585)	58.08
Exercised	(694,275)	27.27
Outstanding at September 28, 2013	2,220,863	$40.15	$103.8
Exercisable at September 28, 2013	1,508,330	$32.12	$82.6

The intrinsic value of options exercised totaled $6.0 million and $3.2 million in the third quarters of 2013 and 2012, respectively, and $35.3 million and $18.3 million in the respective year-to-date periods.
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
The Company granted 64,725 and 68,000 performance-vested award shares under its performance share plan in February 2013 and 2012, respectively. The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company, as reflected through cash flow and earnings per share achieved over a three year performance period. The program is based upon a pre-defined number of performance share units. Depending on achievement under the performance measures, the actual payout can be up to 150 percent of share units initially granted.
In the year-to-date periods of 2013 and 2012, the Company granted 79,734 and 2,000 shares of time-vested restricted stock and restricted stock units with average fair values of $82.58 and $54.51 per share, respectively, that vest three years from the date of grant.
During the year-to-date periods of 2013 and 2012, the Company granted 13,910 and 17,600 shares of time-vested restricted stock units with average fair values of $82.72 and $53.99 per share, respectively, that provide for vesting one year from the date of grant.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the third quarters of 2013 and 2012, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance shares, was $3.7 million and $3.5 million, respectively. Such expense was $10.5 million and $9.5 million for the year-to-date periods of 2013 and 2012, respectively.
Restricted stock, restricted stock units, and performance share award activity for 2013 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 29, 2012	800,041	$43.01
Granted	158,369	81.05
Performance share adjustments	29,109	58.71
Vested	(105,299)	47.08
Forfeited	(41,747)	55.73
September 28, 2013	840,473	$49.58

The fair value of performance awards, restricted stock and restricted stock units vested in the year-to-date periods of 2013 and 2012 was $7.6 million and $14.3 million, respectively. There were no such amounts vested in the third quarters of 2013 or 2012.
As of September 28, 2013, total unrecognized stock based compensation expense related to all stock based awards was $21.9 million, which is expected to be recognized over a weighted average period of 1.9 years. The average remaining contractual life on outstanding and exercisable stock options was 6.0 and 4.9 years, respectively.

Note 17:	Allowance for Long-Term Receivables
As of September 28, 2013, $22.2 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 28, 2013 was as follows (in millions):

Beginning of the year balance	$22.4
Write-offs	(2.3)
Provision	1.8
Currency translation adjustment	(0.1)
End of period balance	$21.8

Note 18:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 10 to the Consolidated Financial Statements.
Condensed consolidated financial information as of September 28, 2013 and December 29, 2012 and for the quarter-to-date and year-to-date periods ended September 28, 2013 and September 29, 2012 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.

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
In November 2013, the Company determined that it had misclassified certain intercompany transactions previously reported in the Condensed Consolidated Statement of Cash Flows for each period included in Note 18, Guarantor Information, in the Company's 2012 Annual Report on Form 10-K and subsequent interim periods. These transactions primarily represented intercompany loans and borrowings between the Parent, Guarantor and Non-Guarantor. Depending on whether it was from the perspective of the Parent, Guarantor or Non-Guarantor, the cash flows related to these transactions should have been classified as either investing or financing activities. These misclassifications do not change the total cash flows reported in each column presented in Note 18 in the Company's 2012 Annual Report and subsequent interim periods. There was no impact on the Company's Consolidated Statement of Cash Flows. The Company assessed the materiality of these items on its previously issued annual report and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. As such, the Company will revise the statements of cash flows included in the guarantor financial information of future filings in which the revised information will be presented, to reflect the required classification adjustments in the respective periods. The statements of cash flow presented below for the periods ended September 28, 2013 and September 29, 2012, as revised, reflect the correct classification of intercompany transactions as investing and financing activities.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	September 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.2	$125.8	$—	$126.0
Accounts receivable, net	—	—	187.1	—	187.1
Inventories	—	—	353.1	—	353.1
Deferred income tax benefits, net	4.8	46.8	59.6	(0.1)	111.1
Non-trade amounts receivable, net	—	7.0	40.4	—	47.4
Intercompany receivables	6.1	285.1	402.5	(693.7)	—
Prepaid expenses and other current assets	2.0	58.8	80.9	(110.8)	30.9
Total current assets	12.9	397.9	1,249.4	(804.6)	855.6
Deferred income tax benefits, net	95.8	179.7	82.9	—	358.4
Property, plant and equipment, net	—	36.5	254.5	—	291.0
Long-term receivables, net	—	0.1	23.6	—	23.7
Trademarks and tradenames	—	—	131.8	—	131.8
Other intangible assets, net	—	—	3.7	—	3.7
Goodwill	—	2.9	182.8	—	185.7
Investments in subsidiaries	1,592.4	2,337.5	—	(3,929.9)	—
Intercompany notes receivable	62.1	591.0	1,758.4	(2,411.5)	—
Other assets, net	5.8	9.9	42.7	(28.1)	30.3
Total assets	$1,769.0	$3,555.5	$3,729.8	$(7,174.1)	$1,880.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$0.1	$1.6	$107.8	$—	$109.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	155.5	—	137.3	—	292.8
Intercompany payables	258.6	397.8	37.3	(693.7)	—
Accrued liabilities	104.3	76.9	294.6	(110.9)	364.9
Total current liabilities	518.5	476.3	577.0	(804.6)	767.2
Long-term debt and capital lease obligations	602.7	—	16.3	—	619.0
Intercompany notes payable	349.2	1,409.1	653.2	(2,411.5)	—
Other liabilities	26.5	38.6	184.9	(28.1)	221.9
Shareholders' equity	272.1	1,631.5	2,298.4	(3,929.9)	272.1
Total liabilities and shareholders' equity	$1,769.0	$3,555.5	$3,729.8	$(7,174.1)	$1,880.2

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended September 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$606.0	$(2.8)	$603.2
Other revenue	—	34.9	4.5	(39.4)	—
Cost of products sold	—	4.5	235.0	(39.9)	199.6
Gross margin	—	30.4	375.5	(2.3)	403.6
Delivery, sales and administrative expense	3.9	23.1	300.7	(2.3)	325.4
Re-engineering and impairment charges	—	—	2.7	—	2.7
Gains on disposal of assets, including insurance recoveries	—	—	0.9	—	0.9
Operating (loss) income	(3.9)	7.3	73.0	—	76.4
Interest income	0.1	7.4	2.3	(9.2)	0.6
Interest expense	9.4	5.1	5.0	(9.2)	10.3
Income from equity investments in subsidiaries	58.5	52.6	—	(111.1)	—
Other expense	0.1	—	1.4	—	1.5
Income before income taxes	45.2	62.2	68.9	(111.1)	65.2
(Benefit) provision for income taxes	(4.7)	4.7	15.3	—	15.3
Net income	$49.9	$57.5	$53.6	$(111.1)	$49.9
Comprehensive income	$58.1	$65.7	$49.8	$(115.5)	$58.1

Consolidating Statement of Income

	13 Weeks Ended September 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$597.1	$(2.7)	$594.4
Other revenue	—	22.9	5.5	(28.4)	—
Cost of products sold	—	5.5	225.1	(31.1)	199.5
Gross margin	—	17.4	377.5	—	394.9
Delivery, sales and administrative expense	4.1	19.0	294.9	—	318.0
Re-engineering and impairment charges	—	—	2.0	—	2.0
Gains on disposal of assets, including insurance recoveries	—	0.3	—	—	0.3
Operating (loss) income	(4.1)	(1.3)	80.6	—	75.2
Interest income	0.4	7.7	1.2	(8.7)	0.6
Interest expense	7.1	4.9	5.2	(8.7)	8.5
Income from equity investments in subsidiaries	54.4	52.1	—	(106.5)	—
Income before income taxes	43.6	53.6	76.6	(106.5)	67.3
(Benefit) provision for income taxes	(3.9)	(0.5)	24.2	—	19.8
Net income	$47.5	$54.1	$52.4	$(106.5)	$47.5
Comprehensive income	$83.5	$89.8	$62.0	$(151.8)	$83.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	39 Weeks Ended September 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,959.6	$(5.1)	$1,954.5
Other revenue	—	89.7	13.3	(103.0)	—
Cost of products sold	—	13.3	735.6	(100.5)	648.4
Gross margin	—	76.4	1,237.3	(7.6)	1,306.1
Delivery, sales and administrative expense	11.3	58.0	961.5	(7.6)	1,023.2
Re-engineering and impairment charges	—	—	7.1	—	7.1
Gains on disposal of assets, including insurance recoveries	—	—	1.1	—	1.1
Operating (loss) income	(11.3)	18.4	269.8	—	276.9
Interest income	0.4	23.5	5.0	(27.0)	1.9
Interest expense	25.0	14.4	17.1	(27.0)	29.5
Income from equity investments in subsidiaries	207.5	191.6	—	(399.1)	—
Other expense	—	—	5.0	—	5.0
Income before income taxes	171.6	219.1	252.7	(399.1)	244.3
(Benefit) provision for income taxes	(12.9)	11.6	61.1	—	59.8
Net income	$184.5	$207.5	$191.6	$(399.1)	$184.5
Comprehensive income	$150.8	$175.9	$162.2	$(338.1)	$150.8

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(43.3)	$12.6	$181.6	$(24.9)	$126.0
Investing Activities:
Capital expenditures	—	(10.0)	(32.9)	—	(42.9)
Proceeds from disposal of property, plant and equipment	—	—	8.4	—	8.4
Net intercompany loans	—	(73.4)	(96.4)	169.8	—
Net cash used in investing activities	—	(83.4)	(120.9)	169.8	(34.5)
Financing Activities:
Dividend payments to shareholders	(84.9)	—	—	—	(84.9)
Dividend payments to parent	—	—	(36.2)	36.2	—
Net proceeds from issuance of senior notes	200.0	—	—	—	200.0
Proceeds from exercise of stock options	18.9	—	—	—	18.9
Repurchase of common stock	(303.7)	—	—	—	(303.7)
Repayment of capital lease obligations	—	—	(1.9)	—	(1.9)
Net change in short-term debt	118.5	—	(31.2)	—	87.3
Debt issuance costs	(2.1)	—	—	—	(2.1)
Excess tax benefits from share-based payment arrangements	13.6	—	—	—	13.6
Net intercompany borrowings	83.0	70.8	27.3	(181.1)	—
Net cash provided by (used in) financing activities	43.3	70.8	(42.0)	(144.9)	(72.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12.5)	—	(12.5)
Net change in cash and cash equivalents	—	—	6.2	—	6.2
Cash and cash equivalents at beginning of year	—	0.2	119.6	—	119.8
Cash and cash equivalents at end of period	$—	$0.2	$125.8	$—	$126.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 29, 2012
	Parent		Guarantor		Non-Guarantors		Eliminations		Total
(In millions)	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Operating Activities:
Net cash provided by (used in) operating activities	$31.5	$(31.2)	$15.6	$(42.0)	$161.8	$282.2	$(97.4)	$(97.5)	$111.5
Investing Activities:
Capital expenditures	—	—	(7.0)	(7.0)	(44.0)	(44.0)	—	—	(51.0)
Proceeds from disposal of property, plant and equipment	—	—	0.3	0.3	9.5	9.5	—	—	9.8
Net intercompany loans	—	—	—	(8.5)	—	(224.9)	—	233.4	—
Net cash used in investing activities	—	—	(6.7)	(15.2)	(34.5)	(259.4)	—	233.4	(41.2)
Financing Activities:
Dividend payments to shareholders	(57.5)	(57.5)	—	—	—	—	—	—	(57.5)
Dividend payments to parent	—	—	—	—	(68.9)	(68.9)	68.9	68.9	—
Proceeds from exercise of stock options	9.7	9.7	—	—	—	—	—	—	9.7
Repurchase of common stock	(104.3)	(104.3)	—	—	—	—	—	—	(104.3)
Repayment of capital lease obligations	—	—	—	—	(1.8)	(1.8)	—	—	(1.8)
Net change in short-term debt	61.0	61.0	—	—	(13.6)	(13.6)	—	—	47.4
Excess tax benefits from share-based payment arrangements	11.9	11.9	—	—	—	—	—	—	11.9
Net intercompany borrowings	47.7	110.4	(11.3)	54.8	(64.9)	39.6	28.5	(204.8)	—
Net cash (used in) provided by financing activities	(31.5)	31.2	(11.3)	54.8	(149.2)	(44.7)	97.4	(135.9)	(94.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.8	0.8	(0.9)	(0.9)	—	—	(0.1)
Net change in cash and cash equivalents	—	—	(1.6)	(1.6)	(22.8)	(22.8)	—	—	(24.4)
Cash and cash equivalents at beginning of year	—	—	1.9	1.9	136.3	136.3	—	—	138.2
Cash and cash equivalents at end of period	$—	$—	$0.3	$0.3	$113.5	$113.5	$—	$—	$113.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19:	New Accounting Pronouncements
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
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 28, 2013, compared with the 13 and 39 weeks ended September 29, 2012, and changes in financial condition during the 39 weeks ended September 28, 2013.
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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	September 28, 2013	September 29, 2012
Net sales	$603.2	$594.4	1%		6%	$(22.8)
Gross margin as percent of sales	66.9%	66.4%	0.5	pp	na	na
DS&A as percent of sales	53.9%	53.5%	0.4	pp	na	na
Operating income	$76.4	$75.2	2%		11%	$(6.4)
Net income	49.9	47.5	5		17	(4.9)
Net income per diluted share	0.95	0.85	12		25	(0.09)

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
Dollars in millions, except per share amounts	September 28, 2013	September 29, 2012
Net sales	$1,954.5	$1,872.8	4%		7%	$(41.1)
Gross margin as percent of sales	66.8%	66.9%	(0.1)	pp	na	na
DS&A as percent of sales	52.4%	52.7%	(0.3)	pp	na	na
Impairment of goodwill and intangible assets	$—	$76.9	na		na	na
Operating income	276.9	194.5	42%		49%	$(9.3)
Net income	184.5	118.5	56		65	(7.1)
Net income per diluted share	3.44	2.09	65		75	(0.12)
_________________________

na	not applicable
pp	percentage points

Sales increased 1 percent in the third quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent. Excluding the significant inflationary price increases in South America, the average price increase, including the impact of discounting, was 2 percent. The remainder of the increase was primarily due to the net change in volume of products sold.
The Company defines its established markets as Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter, with a 13 percent sales increase in local currency. The Company's units that operate in established economy markets, as a group, had an 8 percent sales decrease in local currency compared with 2012.
Among the emerging market units, the main increases in sales were in Argentina, Brazil, China, Indonesia, Malaysia/Singapore, Turkey and Venezuela. These increases were partially offset by decreases in Fuller Mexico and Tupperware South Africa. Among the established market businesses, there were decreases in BeautiControl, Tupperware France, Germany and Scandanavia. Both operating income and net income increased in the third quarter of 2013. Excluding the impacts of foreign exchange rates, net income increased 17 percent. This primarily reflected, on a local currency basis, a significant increase in the Company's South America segment and a strong increase in Asia Pacific, as well as an increase in Tupperware North America. These were partially offset by decreases in Beauty North America and Europe and higher interest expense. The comparison was also impacted by the benefit of a lower effective tax rate.

Reported sales for the year-to-date period increased 4 percent compared with the same period of 2012. Excluding the impact of changes in foreign currency exchange rates, sales increased 7 percent. The units and factors impacting the year-to-date sales largely mirrored those impacting the third quarter along with higher year-to-date sales in Tupperware France, India and the Philippines.
The factors impacting the year-to-date operating and net income comparisons were similar to those impacting the third quarter comparisons, except for the benefit of not having the $76.9 million impairment of goodwill and intangible assets that was incurred in the second quarter of 2012, a year-to-date profit increase in Europe, a year-to-date loss in Tupperware North America, the impact of a higher 2013 tax provision, as well as a first quarter 2013 impact of a devaluation of the Venezuelan bolivar. Venezuela is accounted for as hyperinflationary and therefore, there was an expense recorded related to the inventory and net monetary position on the balance sheet when the devaluation occurred.
Except for in South America, inflation did not generally have a significant impact on the year-over year comparisons.
The Company's net working capital position increased by $16.4 million, compared with the end of 2012, primarily due to increases in trade and non-trade receivables, inventories and deferred tax assets, as well as a reduction in accounts payable. These were partially offset by increased short-term borrowings and accrued liabilities, as well as a $6.3 million impact due to the weaker foreign currency exchange rates in relation to the U.S. dollar. Net cash provided by operating activities, for the nine months ended September, was $126.0 million in 2013 compared with $111.5 million in 2012. The favorable comparison primarily reflected a smaller reduction in accounts payable and accrued liabilities, a smaller increase in prepaid and other assets, inflows from hedges and cash received as a premium in connection with the issuance of $200 million of Notes. These benefits were partially offset by larger increases in inventory in 2013 than in 2012, as well as the impact of weaker foreign currency exchange rates in relation to the U.S. dollar. The cash flow from operating activities, along with the issuance of $200 million of Notes and the increase in short-term borrowings funded the cash outflow in the year-to-date period for investing activities, dividends and on-going share repurchases.
Net Sales
Reported sales increased 1 percent in the third quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent. The increase was mainly in the Company's emerging market units, which accounted for 69 percent and 66 percent of the Company's reported sales for the third quarters of 2013 and 2012, respectively. Total sales for the emerging markets increased $26.0 million, or 7 percent, which included a negative $21.2 million impact from weaker foreign currency exchange rates.
The strong increase in local currency sales in the Company's emerging markets in the third quarter of 2013 was primarily in Argentina, Brazil, China, Indonesia, Malaysia/Singapore, Turkey and Venezuela. This primarily reflected substantial increases in the total sales forces in Brazil, Indonesia, Turkey and Venezuela, improved productivity in Malaysia/Singapore, strong growth in the number of outlets and outlet productivity in China, as well as significant inflation related price increases and a mix benefit in Argentina. Inflation related price increases in Venezuela also impacted the comparison. The sales growth in these markets was partially offset by decreases in Fuller Mexico and Tupperware South Africa, primarily due to smaller sales forces from lower recruiting of sales force members.
Sales in the established markets decreased $17.2 million, or 8 percent, which included a negative $1.5 million impact from changes in foreign currency exchange rates. Among these units, there were local currency decreases in BeautiControl and Scandinavia, reflecting smaller and less active sales forces from lower recruiting, and Germany, due to a less active and productive sales force, as well as lower sales force activity in France.

On a year-to-date basis, emerging markets accounted for 65 percent and 62 percent of total Company sales for 2013 and 2012, respectively. Total sales on a reported basis in the emerging markets increased $115.4 million, or 10 percent. This reflected a negative impact of changes in foreign currency exchange rates of $34.2 million. Excluding the impact of foreign currency, sales increased in these markets by 13 percent. Total sales for the established markets decreased $33.7 million, or 5 percent, for the year-to-date period of 2013, compared with the same period of 2012, which included a negative $6.8 million impact from foreign currency exchange rate changes. The sources of the year-to-date fluctuations largely followed those of the quarter, with higher year-to-date sales in France, India and the Philippines being the exceptions.
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
The Company recorded $2.7 million and $2.0 million in re-engineering and impairment charges during the third quarters of 2013 and 2012, respectively, and $7.1 million and $4.0 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2012, the decision to cease operating its Nutrimetics businesses in Greece and the United Kingdom, as well as the relocation of the Company's office in Poland.
For the remainder of 2013, the Company expects to incur approximately $3 million of such costs, mainly related to headcount reductions.
Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. The Company does not amortize its goodwill or indefinite lived tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. See Note 8 to the consolidated financial statements regarding the annual assessment process.
During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl intangibles and as a result recorded an impairment charge of $38.9 million associated with its U.S. and Canadian operation, as the expected growth rates of sales, profit and cash flow at that time were below the Company's previous projections. In 2011, the Company estimated the fair value of this reporting unit at an amount that exceeded its carrying value by almost 45 percent. However, the estimated fair value was dependent, over the next 3 years, upon the reporting unit's ability to overcome a negative sales trend that had lasted several years and to begin increasing its sales force in a profitable manner. 2011 was also the first annual period in which the reporting unit was unable to generate positive profit and cash flow. Also in 2011, significant investments were made in the reporting unit to build the sales force. These investments did not lead to the increase in sales and profit that were anticipated, as the sales force size, activity and productivity continued to decrease through the first half of 2012. This led to a larger than anticipated decrease in sales in the second quarter of 2012. As a result, the growth projections for this business going forward were lowered for the foreseeable future. The performance of the business, as well as other macroeconomic factors, added a risk component to the step 1 valuation performed in 2012 that did not exist in 2011. As a result, the discount rate used was 2.4 percentage points higher than in the 2011 annual valuation. The combination of these factors contributed equally to an estimated fair value that was below the carrying value. The Company then performed the second step in the goodwill impairment test, that resulted in an implied fair value of zero for the goodwill of the reporting unit.

Also during the second quarter of 2012, as part of its on-going assessment of goodwill and intangible assets, the Company noted the financial performance of the Nutrimetics Asia Pacific, Nutrimetics Europe and NaturCare reporting units fell below their previous trend lines, and it became apparent that they would fall significantly short of expectations.
Although an impairment of the goodwill of the Nutrimetics reporting unit in Asia Pacific was recorded in the third quarter of 2011 due to an expectation of even sales and slow growth in profit for several years, the results of operations during the second quarter of 2012 represented a significant decline in sales and profit versus that projected in 2011, which was deemed a triggering event. As the size and activity levels of the sales force were worse than previously expected, management concluded it would take several years in order to reverse the trend of decreasing sales, profit and cash flows. Similarly, the previously estimated 2011 fair value of the Nutrimetics reporting unit in Europe included an assumption of an ability to grow the business. With conditions worsening in Greece, and the determination that there was a lack of necessary infrastructure in the United Kingdom, the decision was made in the second quarter of 2012 to exit these business units. This was deemed a triggering event to evaluate Nutrimetics Europe for impairment. As part of the evaluation of Nutrimetics Europe, it was concluded that the growth prospects for the Nutrimetics business in France were expected to take several years to be realized and results were expected to decline in the near term. As a result of the conditions in Greece, the United Kingdom and France, the projections for the Nutrimetics Europe reporting unit were lowered. Due to insufficient profit in both Nutrimetics Asia Pacific and Nutrimetics Europe, management also determined it was appropriate to lower the royalty rate versus what had previously been used to value the Nutrimetics tradename. In addition, the NaturCare reporting unit had had several years of decreasing sales and profit, though the unit had never had an annual loss or negative cash flow. During a business review conducted during the second quarter of 2012, the reporting unit's management projected that the business would not grow in a significant way for the foreseeable future. This was deemed to be a triggering event and both the tradename and goodwill were tested for impairment.
As a result of these interim impairment tests, the Company recorded tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates, 1.5% in 2012 versus 3.0% in 2011 for Nutrimetics and 3.75% in 2012 versus 4.75% in 2011 for NaturCare, in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that resulted in increases in the discount rates, 15.2% in 2012 versus 14.9% in 2011 for Nutrimetics and 13.5% in 2012 versus 12.6% in 2011 for NaturCare, used in the valuations. In addition, the Company wrote off the remaining $7.2 million and $7.7 million carrying value of the goodwill of Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of current operating trends and expected future results, along with the decision to cease operating the Greek and United Kingdom operations, as well as the macroeconomic factors that resulted in increases in the discount rates used in the valuations. The discount rates used in 2012 for Nutrimetics Asia Pacific and Nutrimetics Europe reporting units were 14% and 13.7%, respectively, versus 13.8% and 13.3% used in 2011, respectively.
The fair value of the NaturCare reporting unit exceeded its carrying value by 29% as of June 29, 2012, using projections that assumed only minimal growth into the foreseeable future. Continued operating performance below expectations, changes in projected future revenue, profitability and cash flow and higher interest rates or cost of capital could have a further negative effect on the fair value of the unit and therefore reduce the estimated fair value below the carrying value.
In the third quarters of 2013 and 2012, the Company completed the annual impairment assessments for all of its significant reporting units and indefinite lived tradename intangibles, concluding there were no impairments.

In light of year-to-date results of Fuller Mexico being below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 21 percent, was smaller in 2013 than in previous assessments. This decrease was primarily due to ineffective recruiting and retention of sales force members in light of the competitive environment in that market, as well as the design of certain promotional programs that did not result in the benefits expected. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value at September 28, 2013, ineffective recruiting and retention; operating performance below current expectations, including changes in projected future revenue, profitability and cash flow; as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in an impairment to the goodwill. At September 28, 2013, the book value of goodwill recorded in Fuller Mexico was $117.3 million. See Note 8 for further details.
Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future step one impairment test, nor is there significant foreseeable risk of the fair value of the indefinite lived intangible assets falling below their respective carrying values. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans, royalty rates or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
In August of 2013, the Company concluded it should reclassify its Fuller tradename from indefinite lived to definite lived. This conclusion was primarily reached in light of a long-term transition in the Fuller Mexico business to a new brand name. As a result of this transition, the Company has determined that the Fuller tradename has a 10 year useful life with amortization to be recorded on a straight-line basis. Amortization expense recorded in the third quarter of 2013 related to the Fuller tradename was $0.9 million and is expected to be an additional $2.6 million for the remainder of 2013. See Note 8 for details regarding the projected amortization expense over the remaining useful life of the Fuller tradename.
Gross Margin
Gross margin as a percentage of sales was 66.9 percent and 66.4 percent in the third quarters of 2013 and 2012, respectively. The increase of 0.5 percentage points reflected favorable product mix and pricing over certain product categories, particularly in South America (0.5pp), lower manufacturing costs, mainly in Europe (0.3 pp), and mix from higher sales volume in certain markets with higher than average margins, particularly in Europe (0.1 pp). These were partially offset by higher obsolescence charges in Beauty North America (0.2 pp), higher resin costs in South America (0.1 pp) and the impact of changes in foreign exchange rates (0.1 pp).
For the year-to-date periods, gross margin as a percentage of sales was 66.8 percent in 2013, compared with 66.9 percent for the same period of 2012. The factors leading to the 0.1 percentage point decrease reflected unfavorable product mix and pricing, in part from discounting, over certain product categories (0.3 pp), particularly in Beauty North America, and higher manufacturing costs (0.2 pp), mainly in South America. These were partially offset by the impact of changes in foreign exchange rates (0.4 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 53.9 percent for the third quarter of 2013, compared with 53.5 percent in 2012. This increase primarily reflected the impact of changes in foreign exchange rates (0.4 pp), higher warehousing costs (0.3 pp), higher promotional costs (0.1 pp) and other operating expenses, including amortization of the Company's definite lived tradename intangible asset (0.1 pp). These were partially offset by lower marketing costs (0.2 pp) and lower commissions (0.3 pp).

For the year-to-date periods, DS&A as a percentage of sales decreased to 52.4 percent from 52.7 percent in 2012. This decrease primarily related to commissions and other selling costs (0.3 pp), promotional costs (0.1 pp) and marketing costs (0.1 pp), partially offset by the impact of changes in foreign exchange rates (0.1 pp) and higher warehousing (0.1 pp).
Specific segment impacts are discussed in the segment results section.
Net Interest Expense
Net interest expense was $9.7 million for the third quarter of 2013, compared with $7.9 million in 2012. For the year-to-date periods, net interest expense was $27.6 million for 2013, compared with $25.1 million in 2012. Interest expense increased in the year-over-year comparisons primarily as a result of higher borrowings with a higher interest rate, in connection with the issuance of $200 million of Notes near the end of the first quarter of 2013, as well as higher average borrowings under the Company's $650 million New Credit Agreement during the third quarter.
Forward points from the Company's hedging activities did not significantly impact either of the year-over-year comparisons. For a discussion of forward points, which are considered to be a component of interest expense, refer to Note 11 to the Consolidated Financial Statements.
Tax Rate
The effective tax rate for the third quarter of 2013 was 23.4 percent, compared with 29.4 percent for the comparable 2012 period. The decrease was primarily due to tax benefits related to 2013 reductions in the accrual for uncertain tax positions as well as intangible impairment charges recorded in the second quarter of 2012 for which limited tax benefits were available that also impacted the tax rate in the third quarter of 2012. The effective tax rate for the year-to-date period ended September 28, 2013 was 24.5 percent, compared with 30.0 percent for the comparable 2012 period. The decrease was primarily due to the items noted above. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
On October 31, 2013, the Mexican congress approved tax reform legislation that will become effective on January 1, 2014.  Certain clarifications of the new legislation are expected to be issued in the future.  The Company is in the process of analyzing the impact of this legislation on its businesses in Mexico, and there could be an adverse impact on future earnings and cash flow.
Net Income
Net income in the third quarter of 2013 increased $2.4 million compared with 2012. Excluding the impact of foreign currency exchange rates, net income increased 17 percent. The local currency net income comparison primarily benefited from the contribution margin on higher sales in Asia Pacific and South America due to generally larger sales forces, along with improved productivity in Asia Pacific and contribution margin on increased sales in Tupperware North America. These were partially offset by decreases in Beauty North America and Europe due to lower sales, as well as higher interest expense related to the senior notes issued in the first quarter of 2013 that carry a higher fixed rate than the variable rate debt they replaced under the revolving credit agreement and higher pension settlement costs than in the prior year, primarily in Asia.
Net income for the year-to-date period of 2013 increased $66.0 million compared with the same period of 2012, including a negative 7.1 million foreign currency impact. Excluding the impact of foreign currency exchange rates, net income increased 65 percent. The factors impacting the year-to-date net income comparison included those impacting the third quarter comparison, along with: the first quarter 2013 expense recorded from the impact on the net monetary position and inventory balance sheet amounts at the time of the devaluation of the Venezuelan bolivar; the benefit of not having the $76.9 million impairment of goodwill and intangible assets that was incurred in the second quarter of 2012; a year-to-date profit increase in Europe; year-to-date losses in Tupperware North America; and the impact of a higher 2013 tax provision.

International operations generated 91 and 90 percent of sales in the third quarter and year-to-date periods of 2013 and 2012, respectively. These units generated 100 percent of net segment profit in the third quarter of both years and the 2013 year-to-date period. In the year-to-date 2012 period, these units generated 99 percent of net segment profit.
The sale of beauty products generated 21 percent of sales in both the third quarter and year-to-date periods of 2013, compared with 25 percent and 24 percent of sales in the respective 2012 periods.
Segment Results
Europe

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$146.9	$157.8	(7)%		(6)%	$(0.9)	25	27
Segment profit	10.6	12.7	(16)		(8)	(1.6)	11	14

Segment profit as percent of sales	7.2%	8.0%	(0.8)	pp	na	na	na	na

dollars in millions	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$564.3	$570.2	(1)%		—%	$(7.8)	29	30
Segment profit	82.2	80.9	2		5	(2.8)	25	26

Segment profit as percent of sales	14.6%	14.2%	0.4	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 7 percent compared with the third quarter of 2012. Excluding the impact of changes in foreign currency exchange rates, sales decreased 6 percent. The overall decrease in local currency sales was primarily due to reduced volume as detailed further below. Also, the average price increase for the segment compared with the third quarter of 2012 was 3 percent.
On a local currency basis, the emerging market units' sales increased by 2 percent, reflecting significant growth in Turkey from a larger sales force due to solid recruiting, as well as increased activity and productivity, resulting from attractive promotions. This increase was partially offset by a decrease in Tupperware South Africa, due to a smaller and less productive sales force from the inability to develop enough first-line sales force leaders and in light of a difficult consumer spending environment. The established market units' sales decreased by 11 percent on a local currency basis, reflecting a decrease in Germany, due to less sales force activity resulting from low first-half recruiting, and France, reflecting lower activity due to consumer sentiment in light of changes to personal income tax rates. There was also a decrease in the Scandinavian countries due to a smaller sales force from ineffective recruiting efforts.
Segment profit decreased $2.1 million, or 16 percent, during the third quarter of 2013, and excluding the impact of foreign currency, was 8 percent lower. The decrease was primarily due to the lost contribution margin on the lower sales of the units highlighted above. These decreases were partially offset by higher profit in Turkey, reflecting higher sales, as well as an improved value chain, along with an improved gross margin and the benefit of a timing shift in promotional spending in Russia.

The year-to-date sales and segment profit variances largely mirrored those of the quarter, except for year-to-date increases in sales and profit in France, higher year-to-date profit in Tupperware South Africa, despite lower sales, where there was aggressive spending in light of a difficult sales environments in 2012, along with a year-to-date loss in Russia.
The euro, South African rand and Turkish lira were the main currencies that impacted the year over year comparisons.
Asia Pacific

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$205.1	$197.5	4%		13%	$(16.2)	34	33
Segment profit	44.2	44.0	—		8	(3.3)	48	48

Segment profit as percent of sales	21.6%	22.3%	(0.7)	pp	na	na	na	na

dollars in millions	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$614.5	$561.5	9%		15%	$(27.8)	32	30
Segment profit	133.3	118.7	12		18	(5.6)	41	38

Segment profit as percent of sales	21.7%	21.1%	0.6	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points

Reported sales increased 4 percent, compared with the third quarter of 2012. Excluding the impact of foreign currency exchange rates, sales increased 13 percent. Of the 13 percent increase in local currency sales, the Company estimates that 1 percentage point of the increase was due to higher prices. The remaining increase in local currency sales was primarily due from volume increases in China and Indonesia as detailed below.
Emerging markets accounted for $167.6 million and $152.7 million, or 82 and 77 percent, of the reported sales in the segment in the third quarters of 2013 and 2012, respectively. Compared with 2012, emerging market sales were negatively impacted by $9.6 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 17 percent in these units. The most significant contribution to the overall increase was in Indonesia, the Company's largest business unit, as a result of a larger and more productive sales force due to strong recruiting, attractive promotions and product offerings. Other significant increases in sales were in China and Malaysia/Singapore. In China, where the Company operates a retail outlet model through independent distributors, the increase related to a positive response to promotional offerings and new, higher-priced, water-related products in conjunction with growth in the total number and productivity of the outlets. The increase in Malaysia/Singapore reflected increased sales per active sales force member.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets, primarily reflecting the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency rates, sales in these markets decreased by 2 percent.

Total segment profit was even with the third quarter of 2012. Excluding the impact of changes in foreign currency rates, segment profit increased 8 percent. The increase was mainly related to the contribution margin from the higher sales in Indonesia and China. This was partially offset by lower profit in Malaysia/Singapore, despite higher sales, due to a lower gross margin, reflecting consumer purchase decisions among the products offered and higher fixed costs in the value chain. Also negatively impacting the segment's profit comparison were pension settlement costs.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, including more significant increases in India and the Philippines on a year-to-date basis than in the third quarter.
The Australian dollar, Indian rupee, Indonesian rupiah, Japanese yen and the Malaysian ringgit were the main currencies that led to the foreign currency impact on the year-over-year sales comparisons and the Indian rupee and Indonesian rupiah on the profit comparisons.
Tupperware North America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$80.6	$78.9	2%		2%	$0.1	13	13
Segment profit	14.9	14.1	6		5	0.1	16	15

Segment profit as percent of sales	18.5%	17.9%	0.6	pp	na	na	na	na

dollars in millions	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$263.1	$253.3	4%		2%	$3.4	13	14
Segment profit	44.2	45.3	(2)		(5)	1.1	14	15

Segment profit as percent of sales	16.8%	17.9%	(1.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales increased 2 percent in the third quarter of 2013. The impact of changes in foreign currency exchange rates on the comparison was not significant. The increase in sales for the segment was primarily due to higher pricing in Tupperware Mexico, as well as a more active sales force, reflecting attractive promotional offers to consumers by the Tupperware Mexico business, despite an estimated 1 percentage point impact on the year-over-year comparison from hurricanes and flooding in September. The Company expects the impact of the flooding and the disruption that causes to the business, as well as recruiting and lost contact with the sales force, to extend into the fourth quarter. The average price increase for the segment, including discounting, was 3 percent.
Segment profit increased $0.8 million in the quarter. The higher profit reflected an increase in the Tupperware Mexico business from the contribution margin on the higher sales. This increase was partially offset by a decrease in the Tupperware United States and Canada due to higher distribution costs and a higher than normal cost related to a sales force promotion.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, although Tupperware United States and Canada had a sales increase in the year-to-date period and a year-to-date decrease in profit that fully offset increased profit in Tupperware Mexico.

The Mexican peso was the main foreign currency that impacted the year-to-date sales and year-over-year profit comparisons.
Beauty North America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$73.9	$83.8	(12)%		(13)%	$0.6	12	14
Segment profit	1.5	6.0	(75)		(75)	—	2	6

Segment profit as percent of sales	2.0%	7.2%	(5.2)	pp	na	na	na	na

dollars in millions	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$241.2	$257.0	(6)%		(8)%	$6.5	12	14
Segment profit	15.0	23.0	(35)		(38)	1.1	5	7

Segment profit as percent of sales	6.2%	8.9%	(2.7)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment decreased 12 percent in the third quarter, and excluding the impact of changes in foreign currency exchange rates, decreased 13 percent. The decrease in local currency sales was due to lower sales volume, reflecting smaller and less active sales forces in both BeautiControl and Fuller Mexico, as well as an estimated 2 percentage point impact on the comparison due to hurricanes conditions flooding in Mexico in September. The Company expects the impact of the flooding and the disruption that causes to the business, as well as recruiting and lost contact with the sales force, to extend into the fourth quarter. The average price increase in this segment, including discounting, was 3 percent.
Segment profit was $4.5 million lower in the third quarter of 2013. The impact of changes in foreign currency exchange rates on the comparison was not significant. The decrease in profit reflected the lower sales, along with concessions in gross margin and in spending in an effort to grow the sales force size and sales in both markets, as well as increased inventory obsolescence charges in BeautiControl from lower than expected sales.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year sales and year-to date profit comparisons.

South America

dollars in millions	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$96.7	$76.4	27%		38%	$(6.4)	16	13
Segment profit	21.8	15.6	40		53	(1.3)	23	17

Segment profit as percent of sales	22.5%	20.4%	2.1	pp	na	na	na	na

dollars in millions	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2013	Sep 29, 2012					2013	2012
Net sales	$271.4	$230.8	18%		26%	$(15.4)	14	12
Segment profit	49.5	42.2	17		25	(2.6)	15	14

Segment profit as percent of sales	18.2%	18.3%	(0.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales for the segment increased 27 percent in the third quarter, and, excluding the impact of foreign currency exchange rates, other than the Venezuelan bolivar, on the comparison, increased 38 percent. The increase was mainly in Brazil and Venezuela, reflecting larger sales forces due to strong recruiting, as well as increased activity in Venezuela due to the importation of products new to that market and higher prices in light of inflation. Argentina also had an increase, primarily reflecting higher pricing due to inflation, along with the mix benefit of selling more Tupperware products that carry higher price points than beauty and personal care items. For the whole segment, the Company estimates that about 40 percent of the local currency sales increase was a result of higher pricing due to inflation and product mix sold. The first quarter devaluation of the Venezuelan bolivar had a negative impact on the segment's third quarter local currency sales comparison of 4.0 percentage points.
Segment profit increased in the third quarter of 2013, primarily reflecting the contribution margin on higher sales in Brazil and Venezuela.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, other than the impact of the first quarter 2013 devaluation of the Venezuelan bolivar, as described below.
The Brazilian real was the main currency that impacted the year-over-year comparisons, along with the Argentine peso which impacted both the quarter and year-to-date sales comparisons.

The Company used the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S. dollar, until February 2013, when the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar and abolished the banded exchange rate. As a result of Venezuela being deemed hyper-inflationary, any gains or losses from translation of the financial statements are recorded in earnings. As a result of the change to the 6.3 exchange rate, the Company's year-to-date 2013 earnings were reduced by $4.2 million related to items on the balance sheet. As of the end of the third quarter of 2013, the Company had $26 million in net monetary assets denominated in Venezuelan bolivars, including $29.7 million in cash and cash equivalents, which would be directly impacted by any additional changes in the exchange rate. To illustrate the sensitivity to potential future changes in the exchange rate, if the exchange rate in Venezuela were to further devalue to a rate of 42 bolivars to the U.S. dollar, the Company estimates the negative impact on the remainder of its 2013 pretax earnings would be $32 million related to items on the balance sheet as of the end of the third quarter. The Company also estimates the operating income impact of this rate for the remainder of 2013 would be $4 million and for the 12 months ending September 2014 would be $21 million.
Financial Condition
Liquidity and Capital Resources Net working capital increased by $16.4 million, compared with the end of 2012, which primarily included increases in trade and non-trade receivables, inventories and deferred tax assets, as well as a reduction in accounts payable. These were partially offset by increased short-term borrowings and accrued liabilities, as well as a $6.3 million impact due to the weaker foreign currency exchange rates in relation to the U.S. dollar.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% senior notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together the "Notes"). The Notes form a single series under the Indenture. The proceeds received from the March 2013 issuance were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement in place at that time. The remaining net proceeds were used to fund share repurchases under the Company's common stock repurchase authorization. As a result of the 2013 issuance, the Company recorded a premium of $7.6 million to be amortized over the life of the notes sold in 2013.
In September 2013, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated its multicurrency Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender and issuing bank, Crédit Agricole Corporate and Investment Bank, HSBC Bank USA, N.A., KeyBank National Association and the Royal Bank of Scotland, as syndication agents, joint book runners and joint lead arrangers. The New Credit Agreement replaced the Credit Agreement dated June 2, 2011 (the “Old Credit Agreement”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Agreement. The New Credit Agreement makes available to the Company and the Subsidiary Borrower a five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The New Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions.
Loans taken under the New Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR").

As of September 28, 2013, the New Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate on LIBOR based borrowings of 1.63 percent under the New Credit Agreement. As of September 28, 2013, the Company had total borrowings of $290.3 million outstanding under its Credit Agreement, with $134.8 million denominated in euro. The Company routinely increases its revolver borrowings under the New Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
The New Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 28, 2013, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 10 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $126.0 million as of September 28, 2013, cash flows from operating activities, and access to its $650 million New Credit Agreement. As of September 28, 2013, the Company had $357.5 million available under its New Credit Agreement and $99.1 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $126.0 million as of September 28, 2013. Of this amount, $124 million was held by foreign subsidiaries. Approximately 55 percent of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant exposures are to the euro, the Indonesian rupiah and the Mexican peso, as well as the Brazilian real and Malaysian ringgit. Business units in which the Company generated at least $100 million of sales in 2012 included Brazil, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. Significant downturn in the Company's business in these markets adversely impacts the Company's ability to generate operating cash flows.
Operating Activities Net cash provided by operating activities was $126.0 million in 2013, compared with $111.5 million in 2012. The favorable comparison primarily reflected a smaller reduction in accounts payable and accrued liabilities, a smaller increase in prepaid and other assets, inflows from hedges and cash received as a premium in connection with the issuance of $200 million of Notes. These benefits were partially offset by larger increases in inventory in 2013 than in 2012, as well as the impact of weaker foreign currency exchange rates in relation to the U.S. dollar.
Investing Activities During the year-to-date periods of 2013 and 2012, the Company had $42.9 million and $51.0 million, respectively, of capital expenditures. In both 2013 and 2012, the most significant capital expenditures were related to molds. In 2013 and 2012, capital expenditures included $2.9 million and $5.6 million, respectively, related to facilities in Venezuela, to support operations and as a natural hedge against possible currency devaluation, increasing manufacturing capacity in India and Brazil, new facilities in Indonesia and new vehicles for the sales force in South Africa. In 2013, additional expenditures related to increasing manufacturing capacity in Venezuela, China and several manufacturing plants in Europe.

Financing Activities Dividends paid to shareholders were $84.9 million and $57.5 million in the year-to-date periods of 2013 and 2012, respectively. The higher 2013 amount was due to the increase in the quarterly dividends paid from $0.36 per share declared throughout 2012 to $0.62 in 2013, partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $18.9 million and $9.7 million for the year-to-date periods of 2013 and 2012, respectively. The Company also issued the $200 million of Notes and increased revolver borrowings through its New Credit Agreement by $87.3 million for funding of investing activities, dividends and on-going share repurchases.
Through open market repurchases, and under its stock incentive programs, the Company repurchased in the year-to-date periods of 2013 and 2012, 3.8 million and 1.8 million shares for a total of $303.7 million and $104.3 million, respectively.
Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 3.7 million and 1.7 million shares for $300.0 million and $100.0 million in the year-to-date periods of 2013 and 2012, respectively, and program-to-date through the end of September 2013, had spent $1.13 billion to repurchase 19.2 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's New Credit Agreement). The Company expects to spend $75 million on open market share repurchases in the fourth quarter of 2013.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2013 and 2012, 47,187 and 70,183 shares were retained to fund withholding taxes, totaling $3.7 million and $4.3 million, respectively.
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
Loans taken under the New Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). See Note 10 for further details on the interest rate formula. As of September 28, 2013, the New Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate on LIBOR based borrowings of 1.63 percent on borrowings under the New Credit Agreement. In light of the Company's share repurchase program, the Company is targeting a debt-to-EBITDA ratio of 1.75 times consolidated funded indebtedness (as defined in the New Credit Agreement) as of and for the four quarters ending of each quarter.
As of September 28, 2013, the Company had total borrowings of $290.3 million outstanding under its New Credit Agreement, with $134.8 million denominated in euro. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the New Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending September 28, 2013 and September 29, 2012, the cash flow impact of these currency hedges was an inflow of $3.8 million and $1.9 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of September 28, 2013 were to buy euros $27.9 million; U.S. dollars $27.0 million; Philippine peso $11.8 million and Mexican peso $6.3 million and to sell Swiss francs $21.0 million; Turkish lira $13.9 million and the Canadian dollar $13.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 28, 2013, the Company was in a net payable position of approximately $0.2 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2013 cost of sales will include about $180 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $18 million compared with the prior year. For the third quarter of 2013, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was negatively impacted by about $1 million in local currency due to resin cost changes, as compared with 2012. For full year 2013, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is expected to be negative $7 million, as compared with 2012. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
6/30/13 - 8/3/13	532,642	$80.46	532,642	$929,463,069
8/4/13 - 8/31/13	373,100	84.93	373,100	897,776,757
9/1/13 - 9/28/13	301,500	84.41	301,500	872,326,684
	1,207,242	$82.83	1,207,242	$872,326,684
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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller

Orlando, Florida
November 7, 2013