Form 10-K
period 2013-12-28
TUPPERWARE BRANDS CORP
filed 2014-02-25
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
The aggregate market value of the voting and non-voting common equity on the New York Stock Exchange-Composite Transaction Listing on June 28, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $4,013,944,327.
As of February 20, 2014, 50,358,255 shares of the common stock, $0.01 par value, of the registrant were outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 9, 2014 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.
(a) General Development of Business
Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”) is a global direct-to-consumer marketer of premium, innovative products across multiple brands and categories through an independent sales force of 2.9 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through the Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. Prior to December 5, 2005, the Registrant's name was Tupperware Corporation. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”), and on December 5, 2005, the Registrant acquired the direct-to-consumer businesses of Sara Lee Corporation.
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

I. PRINCIPAL PRODUCTS
Tupperware. The core of the Tupperware product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home. Tupperware also has established lines of cookware, knives, microwave products, microfiber textiles, water related items and an array of products for on-the-go consumers. The Company has continued to refresh its traditional kitchen and home lines, such as the Modular Mates* and FridgeSmart* containers with updated designs and incremental technology enhancements while evolving towards more lifestyle-oriented products. These new lifestyle solutions are based on consumer insights from the Company's market and product leaders around the globe. Combining these insights with the Company's R&D expertise has resulted in time saving solutions such as the new Power Time Savers Mandoline, which simplifies and speeds the preparation of everyday meals. In 2013, key launches contemporizing the Tupperware product offering included the DSL serving range, Kids Eco Bottles, Collapsible Cake Taker, FusionMaster* Mincer, Croquette Maker and the latest generation of our classic Modular Mates* range.
The Company continues to introduce new materials, designs, colors and decoration in its product lines, to vary its offerings by season and to extend existing products into new markets. The development of new products varies across markets in order to address differences in cultures, lifestyles, tastes and needs, although most products are offered in a large number of markets.
Research and development and the resultant new product development will continue to be an important part of the Company's strategy going forward.
Beauty. In Beauty, the Company manufactures and distributes skin and hair care products, cosmetics, bath and body care, toiletries, fragrances, jewelry and nutritional products.
New skin and hair care products launched in 2013 included Microderm™ Apeel* for Body, Microderm™ Apeel for Face and Regeneration*® Tight, Firm & Fill* Age-Defying Moisture Veil for Body by BeautiControl; Nutri-Rich* Instant Radiance Beauty Balm and Nourishing Masque and Nutrimetics Ultra Care+* Platinum Tight, Firm, & Fill Face Serum, Daily Complexion Refiner, Pore Perfection Kit and SPF 50 Day Lotion by Nutrimetics; Armand Dupree Essentials* skin care range, SS Silhouette System Firm.E* Firming Cream for Body and Spacio Holistico* range of aromatherapy products including body gels, mists and lotions by Fuller Mexico; Armand Dupree* Skin Revitalization Treatment (SRT) skin care range by Armand Dupree; Avroy Shlain Even Tone* Solutions skin care range by Avroy Shlain; and Chere hair care products by NaturCare.
Numerous new fragrances were also launched, such as celebrity fragrances, Gloria Trevi* and Marco Antonio Solis Una Noche de Luna*, as well as Armand Dupree Silver Class* and Fidelity* fragrances by Fuller Mexico; Gold by Armand Dupree*, Águas da Manhã Frescor* and Águas da Manhã Flores* by Fuller Brazil; Shine For You*, Oceanic* and Trendy Design* by Nuvo; and Coppelia Man*, F-15 Bold* and Perfect Lady* by Avroy Shlain.
New additions to the Company's cosmetics ranges include Colour Collection* Ultimate Wear Slim Lipsticks for Tupperware Brands Philippines; Nutrimetics nc Dramatic* Lash Mascara, BB Crème Perfector and Defining Waterproof Eye Pencil for Nutrimetics; and a color cosmetics range including lipstick, foundation, loose powder, mascara, brow liner, eye liner and lip liner under the brand Coppelia Colour* for Avroy Shlain.
New nutritional products were also launched in 2013 including DHA 500 Plus nutritional supplement and an energy boosting drink from NaturCare.
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

Tupperware Brands' products are sold around the world under eight brands: Tupperware, Armand Dupree, Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines its established market economy units as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand and the United States. All other units are classified as operating in emerging market economies. Businesses operating in emerging markets accounted for 65 percent of 2013 sales, while businesses operating in established markets accounted for the other 35 percent. For the past five fiscal years, 86 to 91 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
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
In addition to the introduction of new products and development of new geographic markets, a key element of the Company's strategy is expanding its business by increasing the size of its sales force. Under the system, distributors, directors, team leaders and managers, and dealers recruit, train, and motivate a large number of dealers. Managers are developed from among the dealer group and promoted to assist in recruiting, training and motivating dealers, while continuing to sell products.
As of December 28, 2013, the Company's distribution system had approximately 1,900 distributors, 93,600 managers (including directors and team leaders) and 2.9 million dealers worldwide. During the year, 24 million group presentation sales events, or parties, took place worldwide.
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
In 2013, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner's distribution channel, with a link back to the core business. Internet and business-to-business transactions do not constitute a significant portion of sales for the Company.

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
Through its Tupperware® brand, the Company competes in the food storage, serving and preparation, containers, toys and gifts categories. Through its beauty and personal care brands, the Company also competes in the skin care, cosmetics, toiletries, fragrances and nutritionals categories. The Company works to differentiate itself from its competitors through its brand names, product innovation, quality, value-added services, celebrity endorsements, technological sophistication, new product introductions and its channel of distribution, including the training, motivation and compensation arrangements for its independent sales forces.
V. EMPLOYEES
The Registrant employs approximately 13,100 people, of whom approximately 800 are based in the United States.
VI. RESEARCH AND DEVELOPMENT
The Registrant incurred $20.0 million, $18.9 million and $19.5 million for fiscal years 2013, 2012 and 2011, respectively, on research and development activities for new products and production processes.
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
VIII. TRADEMARKS AND PATENTS
Tupperware Brands considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware® and Fuller® trademarks, Tupperware Brands is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware® and Fuller® trademarks are registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents used in Tupperware Brands' business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware Brands has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments.
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
XI. EXECUTIVE OFFICERS OF THE REGISTRANT
Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 9, 2014).

Name and Age	Office and Experience
Mercedes Bazterrica, age 51	Senior Vice President and Chief Brands Officer since March 2013. Prior thereto she served as Vice President, Marketing, International for Kimberly-Clark Corporation.
Teresa Burchfield, age 51	Vice President, Investor Relations since December, 2011 after serving as Vice President & CFO, Tupperware Europe, Africa and Middle East and prior thereto as Vice President, Investor Relations.
Edward R. Davis III, age 51	Vice President and Treasurer since May 2004.
Nicole F. Decker, age 39	Vice President Strategy since October 2011, after serving as Vice President, Investor Relations & Strategy since July 2010 and prior thereto as Vice President, Investor Relations.
R. Glenn Drake, age 61	Group President, Europe, Africa and the Middle East since August 2006.
Lillian D. Garcia, age 58
Executive Vice President and Chief Human Resources Officer, after serving as Executive Vice President and Area Vice President, Argentina, Uruguay, Venezuela and Ecuador from January 2011 to December 2012, and as Executive Vice President and President, Fuller Argentina since January 2010. Prior thereto, she served as Executive Vice President and Chief Human Resources Officer since August 2005.

E.V. Goings, age 68	Chairman and Chief Executive Officer since October 1997.
Asha Gupta, age 42
Group President, Asia Pacific since January 1, 2014 after serving as Area Vice President, India, Philippines and Nutrimetics Australia since January 2012. Prior thereto she served as Managing Director, Tupperware India.

Josef Hajek, age 56	Senior Vice President, Tax and Governmental Affairs since February 2006.
Simon C. Hemus, age 64	President and Chief Operating Officer since January 2007.
Timothy A. Kulhanek, age 49	Vice President, Internal Audit and Enterprise Risk Management since June 2010 after serving as Vice President and Chief Financial Officer, BeautiControl, Inc., since August 2007.

Positions and Offices Held and Principal Occupations
of Employment During Past Five Years

Name and Age	Office and Experience
Gavin D. Little, age 46
Senior Vice President and Senior Area Vice President, Central Europe and Strategy Tupperware Europe, Africa and Middle East since January 2014, after serving as Senior Vice President, Global Marketing and Strategy since July 2013. Prior thereto he served as a consultant to Mattel, Inc. in 2013, as Managing Director of the British Government's UK Trade and Investment unit since 2012, and prior to that as a business consultant. Prior to 2010, Mr. Little served in various executive positions with British American Tobacco Co., Plc.

Michael S. Poteshman, age 50	Executive Vice President and Chief Financial Officer since August 2004.
Nicholas K. Poucher, age 52	Vice President and Controller since August 2007.
Thomas M. Roehlk, age 63	Executive Vice President, Chief Legal Officer & Secretary since August 2005.
Christian E. Skroeder, age 65	Executive Vice President since January 2014 after serving as Group President, Asia Pacific since January 2009.
Elinor Steele, age 60	Vice President, Global Communications & Women’s Initiatives since 2009, and prior thereto as Vice President, Global Public Relations.
Patricia A. Stitzel, age 48	Group President, Americas since January 2014 after serving as Senior Area Vice President, Central Europe since 2012 and prior thereto in various leaderships position in Europe.
Jose R. Timmerman, age 65
Executive Vice President, Supply Chain Worldwide since February 2010, after serving as Senior Vice President, Supply Chain since March 2009 and Senior Vice President, Worldwide Operations since August 1997.

Robert F. Wagner, age 53	Vice President and Chief Technology Officer since August 2002.
William J. Wright, age 51
Senior Vice President, Global Product Development, Tupperware since March 2013, after serving as Senior Vice President, Global Product Marketing since October 2010, and after serving as Senior Vice President, Global Third Party Sourced Products & Product Development since June 2010. Prior thereto, he served as Vice President of Marketing and Business Development of Tupperware Europe, Africa and the Middle East since August 2006.

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
The Company derived 91 percent of its net sales from operations outside the United States in 2013. Because of this, movement in exchange rates may have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the euro, the Indonesian rupiah and the Mexican peso. Business units in which the Company generated at least $100 million of sales in 2013 included Brazil, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Fuller Mexico and Indonesia exceeded $200 million. Although this currency risk is partially mitigated by the natural hedge arising from the Company’s local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. This is a particular issue currently in Venezuela.
Legal and Regulatory Issues
The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct-to-consumer companies for various reasons, including the limitation on the ability of direct-to-consumer companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations on the products which can be produced locally or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct-to-consumer companies with whom they may be associated, triggering employment-related taxes on the part of the direct-to-consumer companies. The U.S. government may impose restrictions on the Company's ability to engage in business in a foreign country in connection with the foreign policy of the United States.

Product Safety
Certain of the materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes or the ingredients used in cosmetics, personal care or nutritional products causing harm to human health. This includes polycarbonate that contains the chemical Bisphenol A. It is the Company’s policy to use in products for each of its business units only those materials or ingredients that are approved by relevant regulatory authorities for contact with food or skin or for ingestion by consumers, as applicable.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and distribution facilities in Brazil, France, Greece, Indonesia, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases significant manufacturing and distribution facilities in Belgium, China, India and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facilities in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Australia, Belgium, Mexico and Singapore. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.
In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 220 acres have been sold and about 280 acres remain to be sold in connection with this project, which is expected to continue for a number of years.
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
The Registrant has not sold any securities in 2011 through 2013 that were not registered under the Securities Act of 1933. As of February 20, 2014, the Registrant had 108,026 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 19 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 27, 2008 and that all dividends were reinvested. The Company's stock is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/27/2008	100.00	100.00	100.00
12/26/2009	235.60	146.21	163.02
12/25/2010	246.67	182.62	215.41
12/31/2011	292.33	178.82	216.97
12/29/2012	335.36	207.46	262.25
12/28/2013	523.13	279.93	376.69

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following information relates to the repurchase by the Registrant of its equity securities during each month of the fourth quarter of the Registrant's fiscal year covered by this report:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
9/29/13-11/2/13	440,124	$88.17	440,124	$833,519,452
11/3/13-11/30/13	178,600	90.59	178,600	817,340,275
12/1/13-12/28/13	213,600	93.14	213,600	797,444,755
	832,324	$89.97	832,324	$797,444,755
____________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2 billion to be spent.

Item 6.	Selected Financial Data.
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's audited consolidated financial statements which, for the data presented for fiscal years 2013 and 2012 and for some data presented for 2011, are included as Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this report.

(in millions, except per share amounts)	2013	2012	2011	2010	2009
Operating results
Net sales:
Europe	$782.7	$791.4	$848.9	$796.0	$768.9
Asia Pacific	836.9	780.7	714.0	584.0	494.0
Tupperware North America	358.0	344.8	352.0	331.5	296.9
Beauty North America	320.1	348.3	395.5	406.0	391.6
South America	373.9	318.6	274.6	182.9	176.1
Total net sales	$2,671.6	$2,583.8	$2,585.0	$2,300.4	$2,127.5
Segment profit:
Europe	$130.0	$131.6	$148.3	$147.1	$141.8
Asia Pacific	188.1	172.7	147.0	111.8	84.9
Tupperware North America	65.9	63.7	58.4	52.8	40.3
Beauty North America	16.1	30.2	37.9	58.9	52.2
South America	68.9	61.0	48.6	24.4	12.7
Unallocated expenses	(62.4)	(62.6)	(58.9)	(56.8)	(51.9)
Gain on disposal of assets including insurance recoveries, net (a),(b)	0.7	7.9	3.8	0.2	21.9
Re-engineering and impairment charges	(9.3)	(22.4)	(7.9)	(7.6)	(8.0)
Impairment of goodwill and intangible assets (c)	—	(76.9)	(36.1)	(4.3)	(28.1)
Interest expense, net (d)	(37.6)	(32.4)	(45.8)	(26.8)	(28.7)
Income before income taxes	360.4	272.8	295.3	299.7	237.1
Provision for income taxes	86.2	79.8	77.0	74.1	62.0
Net income	$274.2	$193.0	$218.3	$225.6	$175.1
Basic earnings per common share (e)	$5.28	$3.49	$3.63	$3.60	$2.80
Diluted earnings per common share (e)	$5.17	$3.42	$3.55	$3.53	$2.75
Profitability ratios
Segment profit as a percent of sales:
Europe	17%	17%	17%	18%	18%
Asia Pacific	22	22	21	19	17
Tupperware North America	18	19	17	16	14
Beauty North America	5	9	10	15	13
South America	18	19	18	13	7
Return on average equity (f)	76.1	37.4	30.0	31.7	31.6
Return on average invested capital (g)	26.0	18.7	20.5	21.4	18.1

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Financial Condition
Cash and cash equivalents	$127.3	$119.8	$138.2	$248.7	$112.4
Net working capital	41.5	72.0	96.0	348.8	236.3
Property, plant and equipment, net	300.9	298.8	273.1	258.0	254.6
Total assets	1,843.9	1,821.8	1,822.6	1,991.7	1,818.8
Short-term borrowings and current portion of long-term obligations	235.4	203.4	195.7	1.9	1.9
Long-term obligations	619.9	414.4	415.2	426.8	426.2
Shareholders’ equity	252.9	479.1	500.8	789.8	637.7
Current ratio	1.06	1.10	1.14	1.70	1.51
Other Data
Net cash provided by operating activities	$323.5	$298.7	$274.7	$299.5	$250.9
Net cash used in investing activities	(60.1)	(64.8)	(68.9)	(46.1)	(26.9)
Net cash used in financing activities	(237.6)	(252.5)	(300.9)	(103.9)	(227.8)
Capital expenditures	69.0	75.6	73.9	56.1	46.4
Depreciation and amortization	54.8	49.6	49.8	49.7	51.7
Common Stock Data
Dividends declared per share	$2.48	$1.44	$1.20	$1.05	$0.91
Dividend payout ratio (h)	47.0%	41.3%	33.1%	29.2%	32.5%
Average common shares outstanding (thousands):
Basic	51,892	55,271	60,046	62,550	62,374
Diluted	53,079	56,413	61,432	63,845	63,403
Period-end book value per share (i)	$4.76	$8.49	$8.15	$12.37	$10.10
Period-end price/earnings ratio (j)	18.4	18.3	15.8	13.7	17.1
Period-end market/book ratio (k)	19.9	7.4	6.9	3.9	4.7
____________________
na -    not applicable

a.
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2011, under this land sale program, a pretax gain of $0.7 million was included in gains on disposal of assets including insurance recoveries, net. There were no land sales under this program in any of the other years presented, although in 2013, $0.9 million was included in gains on disposal of assets related to proceeds received from land sold under this program in 2006.

b.	Included in gain on disposal of assets including insurance recoveries, net are:

•	Pretax gains of $0.2 million in 2012 and $3.0 million in 2011, as a result of respective insurance recoveries from flood damage in Venezuela in 2012 and Australia in 2011;

•	Pretax gains of $7.5 million in 2012 from the sale of a facility in Belgium, and $0.2 million in 2013 and 2010 and $2.9 million in 2009, respectively, from the sale of property in Australia;

•	Pretax gain of $19.0 million in 2009 as a result of insurance recoveries associated with a 2007 fire in South Carolina; and

•	A pretax gain of $0.2 million of equipment sales in 2012.

c.
Valuations completed on the Company’s intangible assets resulted in the conclusion that certain tradenames and goodwill values were impaired. This resulted in non-cash charges of $76.9 million, $36.1 million and $28.1 million in 2012, 2011 and 2009, respectively. In 2010, the Company recorded a $4.3 million impairment related to certain intangibles and goodwill, associated with a decision by the Company to cease operating its Swissgarde business as an independent entity. See Note 6 to the Consolidated Financial Statements.

d.
In 2011, the Company entered into certain credit agreements, which resulted in a non-cash write-off of deferred debt costs to interest expense of $0.9 million. In connection with the termination of the previous credit facilities, the Company also impaired certain floating-to-fixed interest rate swaps resulting in interest expense of $18.9 million. See Note 7 for further details on financing obligations.

e.
In 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share-based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The Company had 0.2 million of unvested share-based payment awards outstanding for both 2010 and 2009, which were classified as participating securities under this guidance. The Company had no unvested share-based payment awards classified as participating securities in 2013, 2012 and 2011.

f.	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

g.
Return on average invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 37%, by average shareholders’ equity plus debt, for the last five quarters.

h.	The dividend payout ratio is dividends declared per share divided by basic earnings per share.

i.	Period-end book value per share is calculated as year-end shareholders’ equity divided by full-year diluted shares.

j.	Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

k.	Period-end market/book ratio is calculated as the period-end market price of the Company’s common stock divided by period-end book value per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2013 compared with 2012 and 2012 compared with 2011, and changes in financial condition during 2013. The Company’s fiscal year ends on the last Saturday of December and, as a result, included 52 weeks during 2013 and 2012, as compared with 53 weeks in 2011. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.
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
Overview
(Dollars in millions, except per share amounts)
Total Company Results 2013 vs. 2012

	52 weeks ended	52 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 28, 2013	December 29, 2012
Net sales	$2,671.6	$2,583.8	3%		6%	$(67.9)
Gross margin as a percent of sales	66.7%	66.9%	(0.2	)pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.3%	51.5%	(0.2	)pp	na	na
Operating income	$403.5	$306.5	32%		39%	$(15.6)
Net income	274.2	193.0	42		51	(11.8)
Net income per diluted share	5.17	3.42	51		61	(0.21)

Total Company Results 2012 vs. 2011

	52 weeks ended	53 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 29, 2012	December 31, 2011
Net sales	$2,583.8	$2,585.0	—%		5%	$(127.3)
Gross margin as percent of sales	66.9%	66.6%	0.3	pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.5%	51.8%	(0.3	)pp	na	na
Operating income	$306.5	$342.3	(10)%		(2)%	$(29.3)
Net income	193.0	218.3	(12)		(2)	(22.2)
Net income per diluted share	3.42	3.55	(4)		7	(0.36)
____________________
na    not applicable
pp    percentage points

Net Sales
Reported sales increased 3 percent in 2013 compared with 2012. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent, reflecting strong growth in the Company’s emerging market economy businesses, while its sales in established market economy businesses decreased compared with 2012. Excluding the significant inflationary price increases in South America, the average price increase, including the impact of discounting, was 3 percent. The remainder of the increase was primarily due to the net change in volume of products sold. The Company defines its established markets as those in Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company’s emerging markets accounted for 65 and 61 percent of reported sales in 2013 and 2012, respectively. The 2013 reported sales in the emerging markets were up 9 percent compared with the prior year, including a negative $60.1 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ had strong growth of 13 percent. The strong results in the emerging markets were led by Argentina, Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. This primarily reflected larger and more productive sales forces, including strong growth in the number of outlets and outlet productivity in China, as well as significant inflation related price increases in Argentina and Venezuela. Among the emerging markets, those with notable declines in local currency sales were Fuller Mexico, due to a smaller sales force resulting from lower recruiting of sales force members, primarily due to a low field manager count, as well as in Russia as the unit works through structural changes in the business model of its distributorships implemented in 2012, along with the impact on the sales force of changes in certain tax laws. The Company’s established market businesses' sales were down 5 percent in U.S. dollars, including a negative $7.9 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales in these markets decreased 4 percent. Among these units, there were larger local currency decreases in BeautiControl, reflecting a smaller and less active sales force from ineffective recruiting, and Germany, due to a less active and productive sales force.
Reported sales decreased slightly in 2012 compared with 2011. This included an estimated 1 percentage point negative impact on the comparison from a 53rd week in 2011 under the Company's fiscal calendar. Excluding the impact of changes in foreign currency exchange rates, sales increased 5 percent, reflecting strong growth in the Company’s emerging market economy businesses, while its sales in established market economy businesses were down slightly compared with 2011. The Company’s emerging markets accounted for 61 and 59 percent of reported sales in 2012 and 2011, respectively. The 2012 reported sales in the emerging markets were up 4 percent compared with the prior year, including a negative $89.7 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these markets’ had strong growth of 11 percent. The strong results in the emerging markets were led by Brazil, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. This primarily reflected increases in their total and active sales forces, other than in Venezuela where the increase primarily reflected inflation related price increases. Among the emerging markets, those with notable declines in local currency sales were Fuller Mexico, due to a smaller and less active sales force in light of heavy promotional investments made in 2011 that were not repeated to the same extent, and Tupperware South Africa due to less sales force productivity. In South Africa, this reflected the impact on confidence of the sales force in light of counterfeit and knocked-off product in the market place and a generally weak consumer spending environment. The Company’s established market businesses' reported sales were down 6 percent, including a negative $37.6 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales in these markets were down 3 percent. Among these units, there were larger local currency decreases in BeautiControl and Tupperware United States and Canada due to smaller and less active sales forces, as well as in Tupperware France, reflecting lower productivity. These decreases were partially offset by an increase in Germany, reflecting strength in sales force recruiting.
Specific segment impacts are further discussed in the Segment Results section.
Gross Margin
Gross margin as a percentage of sales was 66.7 percent in 2013 and 66.9 percent in 2012. The decrease of 0.2 percentage points ("pp") was primarily due to higher resin costs (0.3 pp), higher manufacturing costs (0.2 pp), mainly in Asia and South America, and the impact on cost of goods sold from a currency devaluation in Venezuela (0.1 pp). These were partially offset by favorable product mix and pricing over certain product categories, particularly in South America (0.5pp).
Gross margin as a percentage of sales was 66.9 percent in 2012 and 66.6 percent in 2011. The increase of 0.3 percentage points was primarily due to a better product mix, improved merchandising and slightly less promotional pricing (1.2 pp) and lower inventory obsolescence (0.1 pp). These improvements were partially offset by less efficient manufacturing operations from lower sales volume by certain units, mainly in Europe and Tupperware North America (0.8 pp), and a less favorable mix as lower sales were generated in units with higher than average gross margins (0.2 pp).
Operating Expenses
Delivery, sales and administrative expense (DS&A) as a percentage of sales was 51.3 percent in 2013, compared with 51.5 percent in 2012. The lower DS&A percentage in 2013 was mainly due to the leverage on the fixed cost components included in selling expenses (0.2 pp), lower marketing (0.3 pp), lower commissions due to the mix of sales performances in countries that pay commissions versus those that do not (0.1 pp), and other operating expenses (0.3 pp). These were partially offset by higher promotion costs (0.3 pp), mainly in Asia to execute growth strategies in those units, warehousing costs in South America (0.2 pp), amortization of the Company's definite lived intangible assets (0.1 pp) and the impact of changes in foreign exchange rates (0.1 pp).
DS&A as a percentage of sales was 51.5 percent in 2012, compared with 51.8 percent in 2011. The lower DS&A percentage in 2012 was mainly due to lower commission expenses (0.3 pp), lower promotion expenses (0.4 pp) and lower marketing expenses (0.1pp). Partially offsetting these improvements was an overall increase in operating expenses and the impact of a stronger U.S. dollar that offset some of the normal benefit of the leverage on higher sales on the dollar-denominated fixed cost elements of this caption (0.5 pp).
The Company segregates corporate operating expenses into allocated and unallocated components based upon the time spent managing segment operations. The allocated costs are then apportioned to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in 2013 were even with 2012, as lower incentive and equity compensation costs were offset by higher global marketing expenses.
Total unallocated expenses for 2012 increased $3.7 million compared with 2011, reflecting higher incentive and equity compensation due to improved operating results in 2012, as well as impacts from variations in foreign exchange rates.
As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these costs in cost of products sold.

Re-engineering Costs
As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible structure, it periodically implements actions designed to reduce costs and improve operating efficiency. These actions often result in re-engineering costs related to facility downsizing and closure, as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains or losses upon disposal of closed facilities or other activities directly related to its re-engineering efforts. Included in 2013 net income were pretax charges of $9.3 million for re-engineering and impairment charges, compared with $22.4 million and $7.9 million in 2012 and 2011, respectively.
Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions (in millions):

	2013	2012	2011
Re-engineering and impairment charges	$9.3	$22.4	$7.9
Cost of products sold	—	0.2	1.7
Total pretax re-engineering costs	$9.3	$22.6	$9.6
The Company recorded re-engineering and impairment charges of $7.3 million, $5.3 million and $5.9 million in 2013, 2012 and 2011, respectively, related to severance costs incurred to reduce headcount in several of the Company's operations in connection with changes in its management and organizational structures. These charges primarily related to such changes in the Company's European operations in 2013, exiting the Nutrimetics businesses in Greece and the United Kingdom in 2012 and the decision to merge the Nutrimetics and Tupperware businesses in Malaysia in 2011. In 2012, re-engineering and impairment charges included $0.9 million in non-severance exit costs, primarily related to the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom. Also in connection with the liquidation of the Nutrimetics business in the United Kingdom, the Company incurred a $16.2 million non-cash charge that related to the reclassification of currency translation adjustments from accumulated other comprehensive loss into operating income, as well as a $0.2 million charge in cost of sales for inventory obsolescence. In 2011, re-engineering and impairment charges also included $1.3 million related to the decision to merge the Nutrimetics and Tupperware businesses in Malaysia and $0.7 million related to asset impairments, exit activities and relocation costs as well as a $1.7 million charge to cost of sales for inventory obsolescence.
See also Note 2 to the Consolidated Financial Statements, regarding the Company's re-engineering actions.
Goodwill and Intangible Assets
The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company does not amortize its goodwill or indefinite lived tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. Refer to Note 6 of the Consolidated Statements.
In the third quarter of 2013, the Company completed the annual impairment assessments for all of its reporting units and indefinite lived intangible assets, concluding there were no impairments. The Company considers only the year-end 2013 goodwill balances of $115.5 million and $27.3 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity. In 2013, the Company performed a step 1 impairment test for the goodwill associated with the Fuller Mexico reporting unit. At the time the step 1 test was performed, in light of year-to-date results and then current expectations for future results of Fuller Mexico being below previous expectations, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was smaller in 2013 than in previous assessments. This decrease was primarily due to ineffective recruiting and retention of sales force members in light of the competitive environment in that market, as well as the design of certain promotional programs that did not result in the benefits expected. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value as of the September 2013 annual assessment date, ineffective recruiting and retention; operating performance below current expectations, including changes in projected future revenue, profitability and cash flow; as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in an impairment to the goodwill of Fuller Mexico. Also in 2013, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of its most recent step 1 analysis. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of June 2012.
Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future step 1 impairment test, nor is there significant foreseeable risk of the fair value of the indefinite lived intangible assets falling below their respective carrying values. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans, royalty rates or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
In August of 2013, the Company concluded it should reclassify its Fuller tradename from indefinite lived to definite lived. This conclusion was primarily reached in light of a long-term transition in the Fuller Mexico business to a new brand name. As a result of this transition, the Company has determined that the Fuller tradename has a 10 year useful life with amortization to be recorded on a straight-line basis. Amortization expense recorded in 2013 related to the Fuller tradename was $3.4 million. See Note 6 for details regarding the projected amortization expense over the remaining useful life of the Fuller tradename.
During the second quarter of 2012, the Company completed its annual impairment test of the goodwill associated with BeautiControl. As a result, the Company recorded an impairment charge of $38.9 million associated with its U.S. and Canadian operation, as the expected growth rates of sales, profit and cash flow at that time were below the Company's previous projections. In 2011, the Company estimated the fair value of this reporting unit at an amount that exceeded its carrying value by almost 45 percent. However, the estimated fair value was dependent, over the next 3 years, upon the reporting unit's ability to overcome a negative sales trend that began in 2008, and to begin increasing its sales force in a profitable manner. In 2007, this reporting unit had $160.0 million in sales. Since that time, as a result of the economic downturn in the United States, as well as increased competition in the retail sector for beauty and personal care products, and the results of strategies implemented and action taken in running the business, annual sales for the reporting unit decreased by approximately 11 percent per year, on average, until 2011 when annual sales were $98.2 million. This led to an operating loss of $2.1 million for the reporting unit in 2011, which was also the first annual period in which the reporting unit was unable to generate profit and positive cash flow. Also in 2011, significant investments were made in the reporting unit to build the sales force that were expected to begin reversing the negative sales trend in 2012. These investments did not lead to the increase in sales and profit that were anticipated, as the sales force size (-1 percent), its activity (-4 percent) and productivity (-8 percent) continued to decrease through the first half of 2012, when the reporting unit had year-to-date sales of $45.1 million, a 12 percent decrease compared with the 2011 year-to-date period, and a loss of $1.2 million. As part of the 2011 annual impairment test, in light of the strategic investments made in 2011, the Company projected 2012 sales would grow by 1 percent to $105 million, over projected 2011 sales of $104 million. In addition, the Company's 2011 annual impairment test assumed a 2012 operating profit of $1 million. As a result of the inability to capitalize on these investments and the resulting decrease in sales in the second quarter of 2012, the growth projections for this business going forward were lowered for the foreseeable future. The performance of the business, as well as other macroeconomic factors, added a risk component to the step 1 valuation performed in 2012 that did not exist in 2011. As a result, the discount rate used was 2.4 percentage points higher than in the 2011 annual valuation. The combination of these factors contributed equally to an estimated fair value that was below the carrying value. The Company then performed the second step in the goodwill impairment test, which resulted in an implied fair value of zero for the goodwill of the reporting unit.

Also in the second quarter of 2012, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the financial performance of the Nutrimetics Asia Pacific, Nutrimetics Europe and NaturCare reporting units had fallen below their previous trend lines and it concluded that they would fall significantly short of previous expectations. Although an impairment of the goodwill of the Nutrimetics reporting unit in Asia Pacific was recorded in the third quarter of 2011, due to an expectation of even sales and slow growth in profit over the subsequent 4 to 5 year period, the results of operations during the second quarter of 2012 represented a 25 percent decline in sales, which resulted in a year-to-date loss compared to a profit in the year-over-year comparison. This was deemed a triggering event. As the size and activity levels of the sales force were worse than previously expected, management concluded it would take 3 years in order to reverse the 2 year trend of decreasing sales, profit and cash flows. Similarly, the previously estimated 2011 fair value of the Nutrimetics reporting unit in Europe included an assumption of an ability to grow the business in France annually by an average of 10 percent over the next 4 years. With conditions worsening in Greece, and the determination that there was a lack of necessary infrastructure in the United Kingdom, the decision was made in the second quarter of 2012 to exit these business units. This was deemed a triggering event to evaluate Nutrimetics Europe for impairment. As part of the evaluation of Nutrimetics Europe, it was concluded that the previous growth expectations for the Nutrimetics business in France were not expected to be realized for at least 6 years and results were expected to decline for the next 3 years. As a result of the conditions in Greece, the United Kingdom and France, the projections for the Nutrimetics Europe reporting unit were lowered. The discount rates used in 2012 for the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units were 14.0 percent and 13.7 percent, respectively, versus 13.8 percent and 13.3 percent used in 2011, respectively, based on macroeconomic factors. As a result of these impairment assessments, the Company wrote off the remaining $7.2 million and $7.7 million carrying value of the goodwill of Nutrimetics Asia Pacific and Nutrimetics Europe reporting units.
Due to profit results in and expectations for both Nutrimetics Asia Pacific and Nutrimetics Europe, management also determined it was appropriate to lower the royalty rate used to value the Nutrimetics tradename. In addition, since the 2009 impairment of the NaturCare tradename, the reporting unit had recorded slight decreases in sales and profit versus an average expected 8 percent annual sales increase, though the unit had never had an annual loss or negative cash flow. During a business review conducted during the second quarter of 2012, the reporting unit's management projected that the business would not grow in a significant way for the foreseeable future. This was deemed to be a triggering event and both the tradename and goodwill were tested for impairment. As a result of these interim impairment tests, the Company recorded tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates, 1.5 percent in 2012 versus 3 percent in 2011 for Nutrimetics and 3.75 percent in 2012 versus 4.75 percent in 2011 for NaturCare, in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that resulted in increases in the discount rates, 15.2% in 2012 versus 14.9% in 2011 for Nutrimetics and 13.5% in 2012 versus 12.6% in 2011 for NaturCare, used in the valuations.
During the third quarter of 2011, the financial results of the Nutrimetics reporting units were below expectations. The Company also made, at that time, the decision to cease operating its Nutrimetics business in Malaysia. As a result, the Company lowered its forecast of future sales and profit, as the strategies previously contemplated to expand the Nutrimetics sales force and leverage the party method of selling did not provide the expected benefits in light of a challenging consumer spending environment in Australia, the primary Nutrimetics market. The result of the impairment tests was to record a $31.1 million impairment to the Nutrimetics goodwill in the Asia Pacific reporting unit and a $5.0 million impairment to its tradename. At that time, the reporting unit remained profitable and was expected to maintain the same profitability for several years as management stabilized the fundamentals of the business model as a basis of subsequent growth.
Gains on Disposal of Assets
The Company continues with its program to sell land for development near its Orlando, Florida headquarters, which began in 2002. During 2011, a pretax gain of $0.7 million was recognized as a result of a sale under this program. There were no land sales under this program in 2013 or 2012. Included in this caption in 2013 was $0.9 million related to the collection of proceeds on land sold in 2006. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $68.5 million and currently are expected to be up to an additional $100 million when the program is completed. The carrying value of the remaining land included in the Company's land sales program was $23.2 million as of December 28, 2013. This amount was included in property, plant and equipment held for use within the Consolidated Balance Sheet as it is not considered probable that any significant land sales will be completed within one year. The Company has concluded that the fair value of the land under this program sufficiently exceeded the carrying value as of the end of 2013 and will continue to do so into the foreseeable future.
In 2012, the Company recognized a $7.5 million pretax gain from the sale of its old manufacturing facility in Belgium.
Net Interest Expense
Net interest expense was $37.6 million in 2013, compared with $32.4 million in 2012. Interest expense increased in the year-over-year comparisons primarily as a result of higher borrowings with a higher interest rate, in connection with the issuance of $200 million of Notes near the end of the first quarter of 2013, as well as higher average borrowings under the Company's revolving credit agreement.
Net interest expense was $32.4 million in 2012, compared with $45.8 million in 2011. Excluding the impacts of the non-cash interest rate swap impairment charge of $18.9 million and the write-off of deferred debt issuance costs of $0.9 million recorded in 2011, interest expense increased due to higher borrowing levels and higher weighted average interest rates.
Tax Rate
The effective tax rates for 2013, 2012 and 2011 were 23.9, 29.3 and 26.1 percent, respectively. The comparatively higher 2012 tax rate was due to the impact of nondeductible goodwill impairment charges. In addition, during the fourth quarter of 2013, a change in Mexican tax law resulted in additional foreign tax costs that were offset by tax credit benefits that netted to a benefit of $6.8 million.
As a result of tax law changes in Mexico, an election was made during 2011 that resulted in a reduction of $20.4 million of deferred tax liabilities. The Company also incurred in 2011, additional costs of $16.0 million associated with the repatriation of foreign earnings. During 2011, the Company decided to repatriate earnings from Australia and certain other foreign units that were previously determined to be indefinitely reinvested in order to take advantage of historically favorable exchange rates. The effective tax rates for 2013, 2012 and 2011 are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates.
Tax rates are affected by many factors, including the global mix of earnings, changes in tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. At December 28, 2013 and December 29, 2012, the Company had valuation allowances against certain deferred tax assets totaling $34.8 million and $103.1 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements for additional discussions of the Company's methodology for evaluating deferred tax assets.

As of December 28, 2013 and December 29, 2012, the Company's gross unrecognized tax benefit was $27.4 million and $24.9 million, respectively. The increase related primarily to uncertain positions being taken during the year in various foreign tax jurisdictions, partially offset by a $4.4 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. The accrual is further impacted by changes in foreign exchange rates.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.8 million. For the remaining balance as of December 28, 2013, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
Net Income
For 2013, operating income increased 32 percent compared with 2012, which included a 7 percent negative impact on the comparison from changes in foreign currency exchange rates. Net income increased 42 percent on a reported basis. Excluding the impact of foreign exchange rates, net income was 51 percent higher than 2012. The substantial increase in net income primarily reflected the benefit of not having the non-cash charges in 2012 related to the $76.9 million pretax goodwill and intangible asset impairments and the $16.2 million reclassification of currency translation adjustments from accumulated other comprehensive income into operating income as a result of the liquidation of the Nutrimetics business in the United Kingdom, as well as the contribution margin on higher sales in the core businesses in Asia Pacific and South America. These increases were offset by the impact of lower sales in Beauty North America, higher interest expense related to the senior notes issued in the first quarter of 2013 that carry a higher fixed rate than the variable rate debt they replaced under the revolving credit agreement, as well as the $4 million impact on the net monetary position and inventory balance sheet amounts recorded in 2013 at the time of the devaluation of the Venezuelan bolivar, along with higher 2013 income tax expense, putting aside the impact of the non-deductibility of the 2012 non-cash charges. In 2012, the Company also recorded a larger gain on disposal of assets.
For 2012, operating income decreased 10 percent compared with 2011, which included an 8 percent negative impact on the comparison from changes in foreign currency exchange rates. Net income decreased 12 percent on a reported basis, primarily reflecting the negative impact from changes in foreign currency exchange rates. Excluding the impact of foreign exchange rates, net income was 2 percent lower than 2011. The decrease was due to the impact of lower sales by Beauty North America and a higher level of operating expenses in Europe, as well as lower gross margin from lower manufacturing volume in Europe. There were also non-cash charges related to goodwill and intangible asset impairment charges in 2012 that were more than charges of this nature in 2011, as well as $16.2 million related to the reclassification of currency translation adjustments from accumulated other comprehensive income into operating income as a result of the liquidation of the Nutrimetics business in the United Kingdom. There was also a higher income tax rate in 2012 than in 2011, primarily reflecting the impact of the higher nondeductible foreign goodwill impairment charges. These decreases were partially offset by higher profit achieved in the businesses in Asia Pacific and South America from the contribution margin on higher sales, while Tupperware North America had lower operating expenses that led to higher profit despite local currency sales that were even with 2011. In addition, the 2012 comparison also benefited from not having the $18.9 million impairment charge associated with interest rate swaps recorded in 2011, as well as a $7.5 million gain from the sale of an old manufacturing facility in Belgium in 2012.
International operations accounted for 91 percent in 2013 and 90 percent in 2012 and 2011of the Company's sales. They accounted for 100, 98 and 99 percent of the Company’s net segment profit in 2013, 2012 and 2011, respectively.

Segment Results 2013 vs. 2012

(Dollars in millions)	2013	2012	Change		Change excluding the impact of foreign exchange		Foreign exchange impact		Percent of total
			Dollar	Percent					2013	2012
Net Sales
Europe	$782.7	$791.4	$(8.7)	(1)%	—		$(5.8)		29%	31%
Asia Pacific	836.9	780.7	56.2	7	14		(48.5)		31	30
Tupperware North America	358.0	344.8	13.2	4	3		2.9		14	13
Beauty North America	320.1	348.3	(28.2)	(8)	(10)		6.4		12	14
South America	373.9	318.6	55.3	17	26		(22.9)		14	12
Total net sales	$2,671.6	$2,583.8	$87.8	3%	6%		$(67.9)		100%	100%
Segment profit
Europe	$130.0	$131.6	$(1.6)	(1)%	—		$(2.1)		28%	29%
Asia Pacific	188.1	172.7	15.4	9	16		(10.6)		40	38
Tupperware North America	65.9	63.7	2.2	3	2		1.0		14	14
Beauty North America	16.1	30.2	(14.1)	(47)	(49)		1.1		3	6
South America	68.9	61.0	7.9	13	21		(4.1)		15	13
Segment profit as a percent of sales
Europe	16.6%	16.6%	na	—	0.1	pp	(0.1	)pp	na	na
Asia Pacific	22.5	22.1	na	0.4	0.4		—		na	na
Tupperware North America	18.4	18.5	na	(0.1)	(0.2)		0.1		na	na
Beauty North America	5.0	8.7	na	(3.7)	(3.8)		0.1		na	na
South America	18.4	19.1	na	(0.7)	(0.8)		0.1		na	na
____________________

pp	Percentage points

na	Not applicable
Europe
Reported sales decreased 1 percent in 2013 compared with 2012. Excluding the impact of foreign currency exchange rates, sales were slightly less than in 2012, reflecting reduced volume and the mix of products sold. This was offset by a 3 percent average increase in pricing for the segment, including discounting, compared with 2012.
Local currency sales in the Company’s established markets, which are composed of Western Europe, including Scandinavia, decreased by 4 percent. This decrease was primarily in Germany, the largest market in the segment, reflecting less sales force activity and lower productivity from low recruiting in late 2012 and early in 2013 and due to reactions to promotional offers, timing of holidays and unusually poor weather.
Emerging markets accounted for $268.6 and $271.7 million of reported net sales in this segment in 2013 and 2012, respectively, which represented 34 percent of reported net segment sales in each period. On a local currency basis, the emerging market units' sales increased by 7 percent, reflecting significant growth in Turkey due to a larger sales force from solid recruiting, as well as increased activity and productivity, resulting from attractive promotions and higher qualification levels for awards. This growth was offset by a decrease in Russia as the unit works through structural changes in the business model of its distributorships implemented in 2012, along with the impact on the sales force of changes in certain tax laws. These tax laws reverted to their previous provisions effective at the beginning of 2014.

For 2013, compared with 2012, segment profit decreased $1.6 million, or 1 percent. Segment profit as a percentage of sales was 16.6 percent in both 2013 and 2012. Excluding the impact of foreign currency exchange rates, segment profit was even with 2012. On a local currency basis, the decrease in segment profit primarily reflected the sales decline in Tupperware Germany and Russia. These impacts were partially offset by increased profit in Turkey due to higher sales that were at a higher gross margin from a better mix and leverage on the fixed costs of DS&A spending, along with significant profit improvement in Italy due to a mix shift benefit to non-promoted sales with higher gross margins, as well as in France, reflecting the contribution margin from modest sales growth.
The negative impact of foreign currency rates on the year-over-year comparison of sales and profit for the entire segment versus the U.S. dollar was primarily attributable to the weaker South African rand, partially offset by a stronger euro.
Asia Pacific
Reported sales in Asia Pacific increased 7 percent in 2013, reflecting strong growth by the emerging market businesses. Excluding the impact of foreign currency exchange rates, the segment's sales increased 14 percent. Of the 14 percent increase in local currency sales, the company estimates that 3 percentage points of the increase was due to higher prices. The remaining increase was primarily due to higher volume and favorable product mix, mainly in China and Indonesia as detailed below.
Emerging markets include Bangladesh, China, India, Indonesia, Korea, Malaysia/Singapore, the Philippines and Thailand, and accounted for $675.2 million and $593.1 million, or 81 and 76 percent, of the sales in this segment in 2013 and 2012, respectively. Total emerging market sales increased $82.1 million, or 14 percent, in 2013 compared with 2012. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $27.5 million. Excluding the impact of foreign currencies, these markets' sales increased by 19 percent in 2013. The most significant contribution to the overall increase was in Indonesia, the Company's largest business unit, as a result of a larger and more productive sales force due to strong recruiting, attractive promotions and product offerings. Other significant increases in sales were in China, India and Malaysia/Singapore. In China, where the Company operates over 4,000 retail outlets through independent distributors, the increase related to a positive response to promotional offerings and new, water-related products with higher price points in conjunction with the growth in the total number and productivity of the outlets. India grew primarily due to a more active sales force with higher productivity in the first half of the year, as in the second half, sales increased only slightly in light of macroeconomic factors and the need for better training and motivation of the sales force in some geographies, while Malaysia/Singapore grew the size of its sales force through strong recruiting campaigns based on brand awareness and successful new product launches.
Reported sales in the established markets decreased 14 percent, primarily due to the impact of foreign currency exchange rates. Excluding the impact of foreign currencies, these markets' sales decreased 3 percent.
Total segment profit increased $15.4 million, or 9 percent, in 2013. Segment profit as a percentage of sales at 22.5 percent was higher than in 2012 by 0.4 percentage points. The segment profit comparison was negatively impacted by changes in foreign currency, and excluding this impact, segment profit increased 16 percent compared with 2012. The increase was mainly related to the contribution margin from the higher sales in Indonesia, as well as higher sales with improved gross margins in China and the leverage this had on the fixed components of DS&A spending. For the segment overall, these improvements were partially offset by higher costs related to pension settlements and management incentive costs.
The Australian dollar, Indian rupee, Indonesian rupiah and Japanese yen were the main currencies that led to the negative impact from foreign currencies on the 2013 with 2012 sales comparison and the Indian rupee and Indonesian rupiah on the profit comparison.

Tupperware North America
Reported sales increased 4 percent in 2013 compared with 2012. Excluding the impact of foreign currency exchange rates, sales increased 3 percent compared with the prior year. The increase in sales for the segment was primarily due to higher pricing in Tupperware Mexico, as well as a slightly larger and more productive sales force, reflecting attractive promotional offers to consumers in light of the disruption to the business from the hurricanes and flooding in September, along with higher business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs. Consequently, activity in one period is not necessarily indicative of future trends. The average price increase for the segment, including the impact of lower discounting, was 3 percent.
Segment profit increased $2.2 million, or 3 percent, in 2013 compared with 2012. Segment profit as a percentage of sales at 18.4 percent was 0.1 percentage points more in 2013 than in 2012 after excluding the impacts of changes in foreign currency exchange rates. The increase in Mexico was primarily due to the contribution margin on the higher sales volume. This increase was partially offset by decreased profit in Tupperware United States and Canada due to higher distribution costs and higher costs related to sales force recruiting and promotions.
Beauty North America
Reported sales for this segment were down 8 percent in 2013. Excluding the impact of foreign currency exchange rates, sales decreased 10 percent, primarily due to lower volume and unfavorable product mix. This volume and mix decrease was primarily a result of a smaller sales force in Fuller Mexico, due to ineffective recruiting from high field manager turnover, and a smaller and less active sales force in BeautiControl, reflecting ineffective recruiting and the inability to motivate the passive seller base. On average, prices in this segment decreased by 1 percent.
Segment profit decreased $14.1 million, or 47 percent, in 2013 compared with 2012. Foreign currency exchange rates positively impacted the comparison by $1.1 million, or 2 percent. Segment profit as a percentage of sales, at 5.0 percent, was 3.7 percentage points lower than 2012. The decrease in profit reflected the lower sales, along with concessions in gross margin and from increased spending in an effort to grow the sales force size and sales in both units, as well as increased inventory obsolescence charges and decreased manufacturing efficiency due to lower sales volume in BeautiControl.
South America
Reported sales for this segment increased 17 percent in 2013 compared with 2012. Excluding the impact of changes in foreign currency exchange rates, other than the Venezuelan bolivar, sales increased 26 percent. For the whole segment, the Company estimates that there was about a 17 percentage point benefit on the local currency sales comparison from higher pricing due to inflation. The first quarter devaluation of the Venezuelan bolivar had a negative impact on the segment's annual local currency sales comparison of 5 percentage points.
The local currency sales increase was mainly in Brazil and Venezuela, reflecting larger sales forces due to strong recruiting, as well as increased activity in Venezuela due to the importation of products new to that market and higher prices in light of inflation. Argentina also had an increase, primarily reflecting higher pricing due to inflation, along with the mix benefit of selling a greater share of Tupperware® brand housewares products that carry higher price points than beauty and personal care items.
Segment profit increased $7.9 million, or 13 percent, in 2013 compared with 2012. Segment profit as a percentage of sales, at 18.4 percent, was 0.7 percentage points lower than in 2012. Excluding the impact of foreign currency exchange rates, segment profit increased 21 percent. The increase in profit was primarily due to the contribution margin from the significantly higher sales in Brazil and Venezuela.
The Company used the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S. dollar, until February 2013, when the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar and abolished the banded exchange rate. As a result of Venezuela being deemed hyper-inflationary, any gains or losses from translation of the financial statements are recorded in earnings. As a result of the change to the 6.3 exchange rate, the Company's 2013 earnings were reduced by $4.2 million related to items on the balance sheet.

In March 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement ("SICAD"). SICAD is an auction system and allows entities in specific sectors to bid for U.S. dollars. As SICAD is controlled by the government with strict guidelines as to who can participate, SICAD is not considered to be a "free market system." The Company has not been invited to participate in a SICAD auction. Beginning in the first quarter of 2014, the Venezuelan government has restricted further the ability to obtain the 6.3 bolivars to U.S. dollar rate. As a result, the Company may need to rely in the future on the SICAD auction system, if permitted, in order to exchange its Venezuelan bolivars for U.S. dollars. The Company is not able to predict, at this time, what rate will be available in the future to exchange its Venezuelan bolivars into U.S. dollars. If further, material information comes to light, the Company will make a specific announcement about any changes in the exchange rate between the bolivar and the U.S. dollar used by the Company, including devaluation, as part of its monthly update regarding foreign exchange rates that is provided on the Company's website on or about the second business day of each of its fiscal months.
As of the end of 2013, the Company had $31 million in net monetary assets denominated in Venezuelan bolivars, including $36.5 million in cash and cash equivalents, which would be directly impacted by any additional changes in the exchange rate. To illustrate the sensitivity to potential future changes in the exchange rate, if the exchange rate in Venezuela were to further devalue to a rate of 63 bolivars to the U.S. dollar, the Company estimates the negative impact on 2014 pretax earnings would be $40 million related to items on the balance sheet as of the end 2013. The Company also estimates the impact of this rate on sales and operating income for the 12 months ending December 2014 would be $100 million and $25 million, respectively.

Segment Results 2012 vs. 2011

(Dollars in millions)	2012	2011	Change			Change excluding the impact of foreign exchange			Foreign exchange impact	Percent of total
			Dollar	Percent						2012	2011
Net Sales
Europe	$791.4	$848.9	$(57.5)	(7)%		1%			$(62.0)	31%	33%
Asia Pacific	780.7	714.0	66.7	9		12			(17.1)	30	27
Tupperware North America	344.8	352.0	(7.2)	(2)		—			(7.1)	13	14
Beauty North America	348.3	395.5	(47.2)	(12)		(9)			(14.3)	14	15
South America	318.6	274.6	44.0	16		29			(26.8)	12	11
Total net sales	$2,583.8	$2,585.0	$(1.2)	—%		5%			$(127.3)	100%	100%
Segment profit
Europe	$131.6	$148.3	$(16.7)	(11)%		(4)%			$(11.2)	29%	34%
Asia Pacific	172.7	147.0	25.7	17		23			(6.4)	38	33
Tupperware North America	63.7	58.4	5.3	9		13			(1.9)	14	13
Beauty North America	30.2	37.9	(7.7)	(20)		(14)			(2.6)	6	9
South America	61.0	48.6	12.4	25		42			(5.6)	13	11
Segment profit as a percent of sales
Europe	16.6%	17.5%	na	(0.9	)pp	(0.8	)pp	(0.1	)pp	na	na
Asia Pacific	22.1	20.6	na	1.5		1.9			(0.4)	na	na
Tupperware North America	18.5	16.6	na	1.9		2.1			(0.2)	na	na
Beauty North America	8.7	9.6	na	(0.9)		(0.6)			(0.3)	na	na
South America	19.1	17.7	na	1.4		1.7			(0.3)	na	na
____________________

pp	Percentage points

na	Not applicable

Europe
Reported sales decreased 7 percent in 2012 compared with 2011. Excluding the impact of foreign currency exchange rates, sales increased 1 percent. The slight improvement was due to a local currency increase in the Company’s established markets. The increase in these markets was driven by Germany and Scandinavia, primarily reflecting larger and slightly more productive sales forces, and was partially offset by a decrease at Tupperware France due to lower productivity resulting from the social and political environment in that market in 2012.
Emerging markets accounted for $271.7 and $298.1 million of reported net sales in this segment in 2012 and 2011, respectively, which represented 34 and 35 percent of reported net segment sales. Local currency sales in the emerging markets were about even with 2011. The most significant growth in these markets was in Turkey, due to a larger sales force from improved recruiting and lower turnover, as well as increased activity during significant promotional campaigns. Positive results also came from the Avroy Shlain beauty business in South Africa, reflecting a larger sales force, as well as modest growth in Russia due to greater productivity. This growth was offset by a significant sales decrease in Tupperware South Africa, reflecting a less productive sales force due to the impact on confidence and decrease in sales leadership associated with counterfeit and knocked off product issues, as well as a more challenging consumer spending environment.

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
Asia Pacific
Reported sales in Asia Pacific increased 9 percent in 2012, reflecting significant growth by the emerging market businesses. Excluding the impact of foreign currency exchange rates, the segment's sales increased 12 percent. Emerging markets accounted for $593.1 million and $511.5 million, or 76 and 72 percent, of the sales in this segment in 2012 and 2011, respectively. Total emerging market sales increased $81.6 million, or 16 percent, in 2012 compared with 2011. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $16.7 million. Excluding the impact of foreign currencies, these markets' sales increased by 20 percent in 2012, primarily from substantial growth in India, Indonesia and Malaysia/Singapore. India grew primarily from a larger active sales force, in part reflecting continued market penetration into new, densely populated areas. Growth in Indonesia was attributable to continued strength in recruiting and retention resulting from well received sales force activity initiatives and attractive consumer offers. Malaysia/Singapore drove an increased sales force activity rate through strong marketing and merchandising campaigns and successful new product launches.
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

Beauty North America
Reported sales for this segment were down 12 percent in 2012. Excluding the impact of foreign currency exchange rates, sales decreased 9 percent. This decrease was primarily a result of smaller and less active sales forces in both Fuller Mexico, due to higher field manager turnover, and BeautiControl, from higher achievement standards for awards and fewer promotionally driven initiatives compared with 2011.
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
Segment profit increased $12.4 million, or 25 percent, in 2012 compared with 2011. Segment profit as a percentage of sales, at 19.1 percent, was 1.4 percentage points higher than in 2011. Excluding the impact of foreign currency exchange rates, segment profit increased 42 percent. The increase in profit was primarily due to the contribution margin from the significantly higher sales and the leverage these higher sales had on the fixed cost components of the value chain.
Financial Condition
Liquidity and Capital Resources
Net working capital was $41.5 million as of December 28, 2013, compared with $72.0 million as of December 29, 2012 and $96.0 million as of December 31, 2011. The current ratio was 1.1 to 1 at the end of 2013, 2012 and 2011.
The most significant components in the Company’s $30.5 million reduction in net working capital in 2013 were a $32 million increase in short-term borrowings, in conjunction with the Company's early 2013 decision to increase its leverage ratio, and an increase in accounts payable and accrued liabilities, reflecting growth in the business and certain longer running promotional programs that had not been paid for by the end of 2013, as well as a $13 million impact due to the weaker foreign currency exchange rates in relation to the U.S. dollar. There was also an impact from lower accounts receivable. Partially offsetting these decreases was an increase in non-trade receivables and an increase in cash.
The Company's net working capital was $24 million lower at the end of 2012 compared with the end of 2011. The most significant component of this reduction was $18 million less cash and cash equivalents, which together with cash flow from operating activities, was the main source of funding the cash outflow during the year for investing activities, dividends and share repurchases. While both inventory and accounts receivable increased modestly, this was largely offset by an increase in accrued liabilities, including accrued compensation related to management incentives.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200.0 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes"). The Senior Notes form a single series under the Indenture. The proceeds received from the March 2013 issuance were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement in place at that time. The remaining net proceeds were used to fund share repurchases under the Company's common stock repurchase authorization. As a result of the 2013 issuance, the Company recorded a premium of $7.6 million to be amortized over the life of the Senior Notes.

In September 2013, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated its multicurrency Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender and issuing bank, Crédit Agricole Corporate and Investment Bank, HSBC Bank USA, N.A., KeyBank National Association and the Royal Bank of Scotland, as syndication agents, joint book runners and joint lead arrangers. The New Credit Agreement replaced the Credit Agreement dated June 2, 2011 (the “Old Credit Facility”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Facility. The New Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The New Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of December 28, 2013, the Company had total borrowings of $230.1 million outstanding under its New Credit Agreement, with $109.1 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the New Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and other financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans taken under the New Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of December 28, 2013, the New Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.73 percent on borrowings under the New Credit Agreement.
The New Credit Agreement contains customary covenants, including financial covenants requiring minimum interest coverage and allowing a maximum amount of leverage. As of December 28, 2013, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the ability to access cash generated internationally in Venezuela, Argentina or elsewhere, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 7 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the financial stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its year-end 2013 cash and cash equivalents balance of $127.3 million, cash flows from operating activities, and access to its $650 million New Credit Agreement. As of December 28, 2013, the Company had $417.8 million available under its New Credit Agreement and $107.6 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility. On February 10, 2014, the Company signed a $75 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank, one of the participating banks in the Company's New Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 125 basis points. The Company has and expects in the future to use proceeds from borrowings under this agreement to reduce what it would otherwise borrow under the New Credit Agreement.

Cash and cash equivalents (“cash”) totaled $127.3 million as of December 28, 2013. Of this amount, $125 million was held by foreign subsidiaries. At December 28, 2013, this included $36.5 million held in Venezuelan bolivars where it is unlikely that the cash will be convertible into U.S. dollars and accessible outside of that country. Furthermore, even if it is ultimately accessible in U.S. dollars it is likely to be at a significantly worse exchange rate than the 6.3 bolivar to the dollar exchange rate at which it is included on the Company’s December 28, 2013 balance sheet. Of the $125 million of cash held by foreign subsidiaries as of December 28, 2013, approximately 64 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant foreign currency exposures are to the euro, Indonesian rupiah and Mexican peso. Business units in which the Company generated at least $100 million of sales in 2013 included Brazil, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Fuller Mexico and Indonesia exceeded $200 million. A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force or the success of new products and/or promotional programs.
Operating Activities
Net cash provided by operating activities in 2013 was $323.5 million, compared with $298.7 million in 2012. The favorable comparison reflected the liquidation of prepaid and other assets, the timing of distributions of accounts payables and accrued liabilities around the ending of each fiscal year and the duration of certain promotional programs, as well as cash received as a premium in connection with the issuance of $200 million of Senior Notes. These cash inflows were partially offset by a larger increase in inventory in 2013 compared with 2012 in order to support growth of the business.
Net cash provided by operating activities in 2012 was $298.7 million, compared with $274.7 million in 2011. Notwithstanding the impacts of non-cash charges for goodwill and intangible assets and gains on disposal of assets in both periods, the reclassification of cumulative translation adjustments into operating income in 2012 and non-cash interest swap impairments in 2011, net income was $8 million higher in 2012 than 2011. Other more significant factors impacting the year-over-year comparison of cash flow from operating activities included a smaller increase in inventory, due to success in managing to a lower number of days on hand, and the offsetting effects in the comparison of trade receivables and accounts payable and accruals associated with the Company's fiscal year ending before the end of the calendar month of December in 2012, but not in 2011.
Investing Activities
In 2013, 2012 and 2011, the Company spent $69.0 million, $75.6 million and $73.9 million, respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products, with the greatest amount spent in Europe. The other significant capital expenditures in all years generally relate to expansion of manufacturing capacity and investment in warehouses, sales offices and other facilities to support growing operations in certain markets, as well as vehicles for the sales force, mostly in South Africa. In 2013, capital expenditures included $16 million related to various projects to expand supply chain capability and $14 million for various offices to support expanding operations, including in Venezuela as a natural hedge against devaluation. There was also meaningful spending on a new information technology system in Asia Pacific. In 2012, $6 million in capital was also invested as part of the purchase of the new office in Venezuela, $8 million was spent for the expansion of warehouse and office space in Indonesia and $17 million was spent for manufacturing capacity in Brazil, India and various other operations. In 2011, the Company also spent capital for molding machinery and increasing warehouse and manufacturing capacity in South Africa, India and Brazil.

Partially offsetting the capital spending were $8.9 million, $10.8 million and $5.0 million of proceeds related to the sale of certain property, plant and equipment and insurance recoveries in 2013, 2012 and 2011, respectively. In all years, there were proceeds related to the sale of vehicles that had been purchased for the sales force. Another significant source of proceeds in 2013 was the sale of property in Australia for $6.2 million, and in 2012 was the sale of an old manufacturing facility in Belgium for $7.5 million.
Financing Activities
In 2013 and 2012, the Company made net payments on borrowings of $2.5 million and $2.3 million, respectively, mainly related to its scheduled lease payments. The Company also issued the $200 million of Senior Notes and had a net inflow of $27.8 million from increased borrowings under its revolving credit agreements. In 2012, the Company also had a net inflow of $6.0 million from increased borrowings under revolving credit agreement. In 2011, the Company made net payments on long-term borrowings of $14.1 million in connection with the issuance of $400 million of the Senior Notes and termination of the credit facility signed in 2007, as well as scheduled lease payments. The Company also had a net inflow of $193.5 million from borrowings under its revolving credit agreement.
Dividends
During 2013, 2012 and 2011, the Company declared dividends of $2.48, $1.44, and $1.20 per share of common stock, respectively, and paid cash dividends totaling $116.8 million, $77.6 million and $73.8 million, respectively. The increase in dividends paid, resulting from the higher dividend per share, is partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program detailed below.
Going forward, the Company expects its Board of Directors to evaluate its dividend rate annually with its declaration in the first quarter of each year. In the first quarters of 2014, 2013 and 2012, the Board increased the regular quarterly dividend per share by 10 percent, to $0.68 in 2014; 72 percent, to $0.62 in 2013 and 20 percent to $0.36 in 2012. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations, the ability to access internationally generated cash or other cash needs, as well as compliance with Delaware law regarding capital surplus. If there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.
Stock Option Exercises
During 2013, 2012 and 2011, the Company received proceeds of $21.0 million, $12.9 million and $16.1 million, respectively, related to the exercise of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.
Stock Repurchases
In 2011, the Company's board increased the share repurchase authorization on two occasions to a total of $1.2 billion. In January 2013, the Board further increased the share repurchase authorization to $2.0 billion and extended the term of the authorization to February 1, 2017. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times consolidated funded debt (as defined in the Company's New Credit Agreement).
During 2013, 2012 and 2011 the Company repurchased in the open market 4.6 million, 3.3 million and 7.1 million shares under this program at an aggregate cost of $374.9 million, $200.0 million and $426.1 million, respectively. Since inception of the program in May 2007, and through December 28, 2013, the Company repurchased 20.1 million shares at an aggregate cost of $1.20 billion.
Employees are also allowed to use shares to pay withholding taxes, up to the minimum statutory amount on all stock incentive plans. For 2013, 2012 and 2011, the value of shares used for withholding taxes was $4.5 million, $5.1 million and $2.5 million, respectively, which is included as stock repurchases in the Consolidated Statement of Cash Flows.

Contractual Obligations
The following summarizes the Company’s contractual obligations at December 28, 2013 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in millions).

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$855.3	$235.4	$6.1	$4.8	$609.0
Interest payments on long term obligations	217.8	29.9	58.3	57.8	71.8
Pension benefits	170.8	14.9	33.2	41.3	81.4
Post-employment medical benefits	22.6	2.4	4.9	4.7	10.6
Income tax payments (a)	1.8	1.8	—	—	—
Capital commitments (b)	2.1	2.1	—	—	—
Operating lease obligations	91.5	33.7	35.0	14.8	8.0
Total contractual obligations (c)	$1,361.9	$320.2	$137.5	$123.4	$780.8
____________________

(a)
Other than the amount presented, the Company has not included in the above table amounts related to its other unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 28, 2013 the Company’s total gross unrecognized tax positions were $27.4 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(b)	Capital commitments represent signed agreements as of December 28, 2013 on relatively minor capital projects in process the Company’s various units, mainly Indonesia and Tupperware South Africa.

(c)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

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
Allowance for Doubtful Accounts.
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for doubtful accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due.

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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 28, 2013 and December 29, 2012, the Company had valuation allowances against certain deferred tax assets totaling $34.8 million and $103.1 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. At the end of 2013, the Company had gross domestic deferred tax assets of approximately $376.5 million against which a valuation allowance of $4.2 million has been provided. Of these total assets, approximately $93.6 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance included assets of $52.2 million related to advanced payment agreements, which are expected to reverse over the next three years, and other deferred tax assets. The balance also included approximately $197.1 million of net foreign tax credits most of which would expire in the years 2017 through 2023 if not utilized, $10.1 million of federal net operating losses which would expire in the years 2021 through 2033 if not utilized, and $0.7 million of federal tax credits and other assets that have no expiration date. The balance also included $2.9 million of net state operating losses and other book versus tax asset differences of approximately $15.7 million.
The Company expects to have sufficient capacity to utilize all of the foreign tax credits through the generation of significant foreign source taxable income generated by intercompany royalties, mold rentals and future foreign dividends from then current earnings and cash flows. During 2013, the Company utilized approximately $50 million of foreign tax credits, and the capacity to utilize existing foreign tax credits is expected to increase in the future. The actual utilization amount will be finalized once the U.S. tax return is filed. In order to utilize the existing net foreign tax credits, the Company would be required to generate approximately $563 million of U.S. taxable foreign source income over the next seven years.  The Company is projecting to generate US taxable foreign source income in excess of the required amount to utilize existing and newly generated foreign tax credits associated with future foreign dividend repatriations. The Company expects to realize all of these assets in the normal course of business. In addition, certain tax planning transactions are available to the Company in order to facilitate realization of these benefits should they become necessary. The federal net operating losses are related to a subsidiary that is excluded from the federal consolidated tax return and is engaged in land sales and development near the Company's Orlando, Florida headquarters. As such, the federal net operating losses do not impact the utilization of foreign tax credits. The Company believes the anticipated gains related to future sales of land and other income will be sufficient to realize, before they expire, the $10.1 million net operating loss credits of this subsidiary. These estimates are made based upon the Company's business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts is reflected in the period in which the change occurs.

As of December 28, 2013 and December 29, 2012, the Company's gross unrecognized tax benefit was $27.4 million and $24.9 million, respectively. The increase related primarily to uncertain positions being taken during the year in various foreign tax jurisdictions, partially offset by a $4.4 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. The accrual is further impacted by changes in foreign exchange rates.
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.9 million as of both December 28, 2013 and December 29, 2012. Interest and penalties included in the provision for income taxes totaled $0.5 million, $0.3 million and $1.2 million for 2013, 2012 and 2011, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.8 million. For the remaining balance as of December 28, 2013, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
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
Goodwill and Intangible Assets
The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company does not amortize its goodwill or indefinite lived tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. Refer to Note 6 of the Consolidated Statements.
The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step 1 fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Prior to 2012, the Company's annual assessment began with the two-step impairment test.

The Company recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee direct-to-consumer businesses. Certain tradenames are allocated between multiple reporting units. The annual process for assessing the carrying value of indefinite-lived tradename intangible assets begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is necessary, the quantitative impairment test for the Company's indefinite-lived tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. In the third quarter of 2013, the Company completed the annual impairment assessments for all of its reporting units and indefinite lived intangible assets, concluding there were no impairments. The Company considers only the year-end 2013 goodwill balances of $115.5 million and $27.3 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity.
In 2013, the Company performed a step 1 impairment test for the goodwill associated with the Fuller Mexico reporting unit. At the time the step 1 test was performed, in light of year-to-date results and then current expectations for future results of Fuller Mexico being below previous expectations, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was smaller in 2013 than in previous assessments. This decrease was primarily due to ineffective recruiting and retention of sales force members in light of the competitive environment in that market, as well as the design of certain promotional programs that did not result in the benefits expected.
The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach. The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach include estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model used a forecast period of 10 years and a terminal value. The significant assumptions for the forecast included annual revenue growth rates ranging from zero to 5.0 percent with an average growth rate of 3.0 percent, including a 3.0 percent growth rate used in calculating the terminal value. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented in the Fuller Mexico reporting unit. The discount rate used was 15.6 percent. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.
Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value as of the end of the annual assessment date, ineffective recruiting and retention; operating performance below current expectations, including changes in projected future revenue, profitability and cash flow; as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in an impairment to the goodwill of Fuller Mexico. As of the date of the last valuation, holding all other assumptions constant, a one percent increase to the discount rate would reduce the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value to 17 percent. Similarly, if the growth rates were reduced so that the average growth rate were 2 percent, the amount by which the estimated fair value exceeded its carrying value would be 15 percent.
Also in 2013, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of its most recent step 1 analysis. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company has concluded that the fair value substantially exceeded its carrying value as of June 2012.

Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future step 1 impairment test, nor is there significant foreseeable risk of the fair value of the indefinite lived intangible assets falling below their respective carrying values. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans, royalty rates or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
In August of 2013, the Company concluded it should reclassify its Fuller tradename from indefinite lived to definite lived. This conclusion was primarily reached in light of a long-term transition in the Fuller Mexico business to a new brand name. As a result of this transition, the Company has determined that the Fuller tradename has a 10 year useful life with amortization to be recorded on a straight-line basis. Amortization expense recorded in 2013 related to the Fuller tradename was $3.4 million. See Note 6 for details regarding the projected amortization expense over the remaining useful life of the Fuller tradename.
The reclassification of the Fuller tradename from an indefinite-lived to definite-lived asset triggered an impairment review similar to that performed during an annual assessment, as described above. The results of the impairment test demonstrated that the current estimated fair value of the Fuller tradename exceeded its carrying value. The fair value of the Fuller tradename was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated using a royalty rate, which is an estimate of the amount a company would be willing to pay for the use of the asset. The Company used a 4.5 percent royalty rate, which was applied to the asset’s projected revenue, tax affected and discounted to present value. The royalty rate used was selected by reviewing comparable trademark licensing agreements in the market. In estimating the fair value of the tradename, the Company applied a discount rate of 16.9 percent, and revenue growth ranging from 3 to 7 percent, with an average growth rate of 6 percent, and a long-term terminal growth rate of 3 percent.
Additionally, as of December 28, 2013 the Company had $3.2 million and $100.7 million included on its Consolidated Balance Sheets as the value of acquired sales forces and the Fuller tradename, respectively. The estimated annual amortization expense associated with these intangibles for each of the five succeeding years is $12.1 million, $12.0 million, $10.4 million, $10.4 million and $10.4 million, respectively. As of December 28, 2013, a product formulation asset recorded as part of the acquisition was fully amortized.
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
The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s U.S. and foreign plans were as follows:

Discount Rate	2013	2012	2011
U.S. Plans	3.3%	3.7%	4.7%
Foreign Plans	3.5	3.3	3.9

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

Expected rate of return	2013	2012	2011
U.S. Plans	8.3%	8.3%	8.3%
Foreign Plans	4.4	4.1	4.1
The following table highlights the potential impact on the Company’s pension expense due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 28, 2013:

	50 basis points
(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(1.5)	$1.6
Expected rate of return on plan assets change by 50 basis points	(0.5)	0.5
Other Post Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate and health care cost trend rates used to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 3.5 percent, 4.0 percent, and 5.0 percent for the 2013, 2012 and 2011 fiscal years, respectively. A change in discount rate of 50 basis points would not be material.
The following are the assumed health-care cost trend rates used by the Company:

Health-care trend rates	2013	2012	2011
Initial health-care cost trend	7.0%	7.3%	7.3%
Ultimate health-care cost trend	5.0	5.0	5.0
Year ultimate trend rate achieved	2019	2019	2017
The healthcare cost trend rate assumption may have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.1	(1.8)
Revenue Recognition
Revenue is recognized when the price is fixed, the title and risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force, and when collection is reasonably assured. Depending on the contractual arrangements for each business, revenue is recognized upon either delivery or shipment, which is when title and risk and rewards of ownership have passed to the customer. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.

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
Impact of Inflation
Inflation, as measured by consumer price indices, has continued at a low level in most of the countries in which the Company operates, except in South America, particularly in Argentina and Venezuela.
New Pronouncements
Refer to Note 1 to the Consolidated Financial Statements for a discussion of new accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company's borrowings under the New Credit Agreement carry a variable interest rate. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Loans taken under the New Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of December 28, 2013, the New Credit Agreement dictated a spread of 150 basis points, which gave the Company an interest rate of 1.73 percent on borrowings under the New Credit Agreement. In light of the Company's share repurchase program, the Company is targeting a debt-to-EBITDA ratio of 1.75 times consolidated funded indebtedness (as defined in the New Credit Agreement) as of and for the four quarters ending of each quarter.
Of the Company's short-term borrowings as of December 28, 2013, $109.1 million was denominated in euro and $121.0 million in U.S. dollars. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the New Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and other financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant exposures are to the euro, Indonesian rupiah and Mexican peso, with meaningful exposures as well to the Brazilian real and Malaysian ringgit.

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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The cash flow impact of these currency hedges was an inflow of $3.2 million, $2.1 million and $6.1 million in 2013, 2012 and 2011, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of December 28, 2013 were to buy euros $157.7 million; Mexican pesos $18.2 million and Philippine pesos $11.3 million, and to sell U.S dollars $ 54.7 million; Swiss francs $49.4 million; Russian rubles $22.9 million; Turkish lira $11.7 million; Canadian dollars $11.0 million and South African rand $10.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 28, 2013, the Company was in a net receivable position of approximately $1.1 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2014 cost of sales will include about $175 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $18 million compared with the prior year. For 2013, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $7 million in local currency due to resin cost changes, as compared with 2012. For the full year of 2014, the impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces is expected to be negative $10 million, as compared with 2013. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters. This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. The Company's land sale program was negatively impacted by the drivers and ramifications of the credit crisis and real estate market conditions in the United States, which delayed the completion of this program.
Forward-Looking Statements
Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, Company website postings, conference presentations or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

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

•
The ability to procure, and procure at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands  in certain markets, particularly Venezuela, due to government regulations and restrictions;

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

•
issues arising out of the sovereign debt in the countries in which the Company operates, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls and translation risks due to potential impairments of investments in affected markets and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments;

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties;

•	changes in cash flow resulting from changes in operating results, working capital management, debt payments, share repurchases and hedge settlements;

•
the impact of currency fluctuations (including devaluation actions by governments) on the value of foreign operations generally, and particularly in Venezuela and Argentina, including their cash balances, the results of those operations, the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

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

The Company does not intend to update forward-looking information other than in its quarterly earnings releases and its monthly web site updates of the impact of changes in foreign exchange rates on its year-over-year sales and earnings per share comparisons, unless it expects diluted earnings per share for the current quarter, excluding items impacting comparability and the impact of changes in foreign exchange rates, to be significantly below its previous guidance.
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

Item 8.	Financial Statements and Supplementary Data.

Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$2,671.6	$2,583.8	$2,585.0
Cost of products sold	889.8	856.4	862.5
Gross margin	1,781.8	1,727.4	1,722.5
Delivery, sales and administrative expense	1,369.7	1,329.5	1,340.0
Re-engineering and impairment charges	9.3	22.4	7.9
Impairment of goodwill and intangible assets	—	76.9	36.1
Gains on disposal of assets	0.7	7.9	3.8
Operating income	403.5	306.5	342.3
Interest income	2.6	2.5	3.2
Interest expense	40.2	34.9	49.0
Other expense	5.5	1.3	1.2
Income before income taxes	360.4	272.8	295.3
Provision for income taxes	86.2	79.8	77.0
Net income	$274.2	$193.0	$218.3
Basic earnings per common share	$5.28	$3.49	$3.63
Diluted earnings per common share	$5.17	$3.42	$3.55

The accompanying notes are an integral part of these financial statements.

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	December 28, 2013	December 29, 2012	December 31, 2011
Net income	$274.2	$193.0	$218.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(64.9)	32.2	(54.2)
Deferred gain (loss) on cash flow hedges, net of tax provision of $0.8, $0.1 and $8.7, respectively	2.4	(0.5)	14.5
Pension and other post-retirement income (costs), net of tax benefit (provision) of ($9.3), $2.9 and $2.9, respectively	17.0	(7.5)	(9.3)
Other comprehensive income (loss)	(45.5)	24.2	(49.0)
Total comprehensive income	$228.7	$217.2	$169.3

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 28, 2013	December 29, 2012
ASSETS
Cash and cash equivalents	$127.3	$119.8
Accounts receivable, less allowances of $32.9 and $30.4, respectively	168.8	173.4
Inventories	313.4	313.9
Deferred income tax benefits, net	96.4	94.9
Non-trade amounts receivable, net	50.1	39.0
Prepaid expenses and other current assets	23.0	25.5
Total current assets	779.0	766.5
Deferred income tax benefits, net	397.9	359.1
Property, plant and equipment, net	300.9	298.8
Long-term receivables, less allowances of $20.5 and $22.4, respectively	23.1	24.8
Trademarks and tradenames, net	125.7	138.4
Other intangible assets, net	3.2	5.0
Goodwill	181.5	192.9
Other assets, net	32.6	36.3
Total assets	$1,843.9	$1,821.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$149.7	$154.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	235.4	203.4
Accrued liabilities	352.4	336.3
Total current liabilities	737.5	694.5
Long-term debt and capital lease obligations	619.9	414.4
Other liabilities	233.6	233.8
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	178.3	151.2
Retained earnings	1,289.2	1,172.4
Treasury stock, 13,282,929 and 9,547,436 shares, respectively, at cost	(898.4)	(573.8)
Accumulated other comprehensive loss	(316.8)	(271.3)
Total shareholders' equity	252.9	479.1
Total liabilities and shareholders' equity	$1,843.9	$1,821.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 25, 2010	63.6	$0.6	0.9	$(41.5)	$108.0	$969.2	$(246.5)	$789.8
Net income						218.3		218.3
Other comprehensive loss							(49.0)	(49.0)
Cash dividends declared ($1.20 per share)						(72.5)		(72.5)
Repurchase of common stock			7.1	(426.1)				(426.1)
Income tax benefit from stock and option awards					9.3			9.3
Stock and options issued for incentive plans			(0.9)	44.8	9.5	(23.3)		31.0
December 31, 2011	63.6	$0.6	7.1	$(422.8)	$126.8	$1,091.7	$(295.5)	$500.8
Net income						193.0		193.0
Other comprehensive income							24.2	24.2
Cash dividends declared ($1.44 per share)						(80.4)		(80.4)
Repurchase of common stock			3.3	(200.0)				(200.0)
Income tax benefit from stock and option awards					13.7			13.7
Stock and options issued for incentive plans			(0.8)	49.0	10.7	(31.9)		27.8
December 29, 2012	63.6	$0.6	9.6	$(573.8)	$151.2	$1,172.4	$(271.3)	$479.1
Net income						274.2		274.2
Other comprehensive loss							(45.5)	(45.5)
Cash dividends declared ($2.48 per share)						(129.8)		(129.8)
Repurchase of common stock			4.6	(374.9)				(374.9)
Income tax benefit from stock and option awards					14.5			14.5
Stock and options issued for incentive plans			(0.9)	50.3	12.6	(27.6)		35.3
December 28, 2013	63.6	$0.6	13.3	$(898.4)	$178.3	$1,289.2	$(316.8)	$252.9

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flow

	Year Ended
(In millions)	December 28, 2013	December 29, 2012	December 31, 2011
Operating Activities:
Net income	$274.2	$193.0	$218.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.8	49.6	49.8
Equity compensation	19.5	20.1	18.0
Unrealized foreign exchange losses	2.5	—	—
Amortization and write-off of deferred debt costs	0.7	1.0	1.4
Premium on senior notes	6.3	—	—
Interest rate swap impairment	—	—	18.9
Net gains on disposal of assets, including insurance recoveries	(0.3)	(7.9)	(3.0)
Provision for bad debts	11.8	10.9	11.5
Write-down of inventories	13.3	13.6	11.2
Non-cash impact of impairment costs and re-engineering	—	93.3	36.5
Net change in deferred income taxes	(29.6)	(30.3)	(8.8)
Excess tax benefits from share-based payment arrangements	(14.5)	(13.5)	(9.0)
Changes in assets and liabilities:
Accounts and notes receivable	(16.8)	(21.0)	(1.7)
Inventories	(33.2)	(23.3)	(49.5)
Non-trade amounts receivable	(2.5)	1.1	(4.2)
Prepaid expenses	3.2	(0.8)	(1.8)
Other assets	2.8	(6.4)	(2.0)
Accounts payable and accrued liabilities	15.7	10.6	(12.1)
Income taxes payable	7.8	3.8	(8.9)
Other liabilities	4.6	2.7	1.1
Proceeds from insurance recoveries, net of costs	—	0.2	3.0
Net cash impact from hedging activity	3.2	2.1	6.1
Other	—	(0.1)	(0.1)
Net cash provided by operating activities	323.5	298.7	274.7
Investing Activities:
Capital expenditures	(69.0)	(75.6)	(73.9)
Proceeds from disposal of property, plant and equipment	8.9	10.8	5.0
Net cash used in investing activities	(60.1)	(64.8)	(68.9)
Financing Activities:
Dividend payments to shareholders	(116.8)	(77.6)	(73.8)
Net proceeds from issuance of Senior Notes	200.0	—	393.3
Proceeds from exercise of stock options	21.0	12.9	16.1
Repurchase of common stock	(379.4)	(205.0)	(428.6)
Repayment of long-term debt and capital lease obligations	(2.5)	(2.3)	(407.4)
Net change in short-term debt	27.8	6.0	193.5
Debt issuance costs	(2.2)	—	(3.0)
Excess tax benefits from share-based payment arrangements	14.5	13.5	9.0
Net cash used in financing activities	(237.6)	(252.5)	(300.9)
Effect of exchange rate changes on cash and cash equivalents	(18.3)	0.2	(15.4)
Net change in cash and cash equivalents	7.5	(18.4)	(110.5)
Cash and cash equivalents at beginning of year	119.8	138.2	248.7
Cash and cash equivalents at end of year	$127.3	$119.8	$138.2

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Principles of Consolidation. The Consolidated Financial Statements include the accounts of Tupperware Brands Corporation and all of its subsidiaries (Tupperware Brands or the Company). All significant intercompany accounts and transactions have been eliminated. The Company’s fiscal year ends on the last Saturday of December and, as a result, included 52 weeks during 2013 and 2012 and 53 weeks in 2011.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 28, 2013 and December 29, 2012, $31.3 million and $20.8 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
Allowance for Doubtful Accounts. The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed market by market and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for doubtful accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers any receivable balance not collected within its contractual terms past due.
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
Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs of such amounts included in property, plant and equipment were $15.0 million and $15.3 million at December 28, 2013 and December 29, 2012, respectively. Amortization cost related to internal use software development costs totaled $4.5 million, $3.5 million and $3.1 million in 2013, 2012 and 2011, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10 - 20
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5
Depreciation expense was $45.5 million, $44.1 million and $43.8 million in 2013, 2012 and 2011, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
Goodwill. The Company's recorded goodwill relates primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company does not amortize its goodwill. Instead, the Company performs an annual assessment during the third quarter of each year to test these assets in each of its reporting units for impairment, or more frequently if events or changes in circumstances indicate that a triggering event for impairment testing has occurred.
The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is necessary. Further testing is only performed if the Company determines that it is more likely than not that the reporting unit's fair value is less than its carrying value. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent step 1 fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Prior to 2012, the Company's annual assessment began with the two-step impairment test.
When a determination of fair value of the Company's reporting units is necessary, it is determined by using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. These include estimates regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements, along with an estimate as to the appropriate discount rates to be used. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 28, 2013 and December 29, 2012 were related to the acquisition of the Sara Lee direct-to-consumer businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets were as follows:

Weighted Average Estimated Useful Life
Indefinite-lived trademarks and tradenames	Indefinite
Definite-lived trademarks and tradenames	10 years
Sales force relationships	6 - 10 years
The Company's indefinite lived tradename intangible assets are evaluated for impairment annually similarly to goodwill. The annual process for assessing the carrying value of indefinite-lived tradename intangible assets begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is necessary, the quantitative impairment test for the Company's indefinite-lived tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. When necessary, the fair value of these assets is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company's projected revenue, tax affected and discounted to present value using an appropriate rate.
The Company's definite lived intangible assets consist of the value of the acquired independent sales forces, as well as the Fuller tradename since August 2013. The sales force relationships are amortized to reflect the estimated turnover rates of the sales forces acquired and the Fuller tradename is amortized to reflect the period that it is estimated that the tradename will contribute directly the Company's revenue. Definite lived intangible assets are reviewed for impairment in a similar manner as property, plant and equipment as discussed above. Amortization related to definite lived intangible assets is included in DS&A on the Consolidated Statements of Income.
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
Programs are generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for recruiting new sales force members. In this situation, the Company offers a prize to sales force members that achieve a targeted number of recruits over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded, in that meeting one level may result in receiving a piece of jewelry, with higher achievement resulting in more valuable prizes such as a television set or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded, and they would take on additional responsibilities for recruiting new sales force members and providing training and motivation to new and existing sales force members. Other business drivers, such as scheduling parties, increasing the number of sales force members, holding parties or increasing end consumer attendance at parties, may also be the focus of a program.

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
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $445.9 million, $425.3 million and $436.4 million in 2013, 2012 and 2011, respectively.
Like promotional accruals, other accruals are recorded at the time when a liability is probable and the amount is reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.
Revenue Recognition. Revenue is recognized when the price is fixed, the title and risks and rewards of ownership have passed to the customer who, in most cases, is one of the Company’s independent distributors or a member of its independent sales force, and when collection is reasonably assured. Depending on the contractual arrangements for each business, revenue is recognized upon either delivery or shipment, which is when title and risk and rewards of ownership have passed to the customer. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Discounts earned based on promotional programs in place, volume of purchases or other factors are also estimated at the time of revenue recognition and recorded as a reduction of that revenue.
Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2013, 2012 and 2011 were $156.7 million, $148.8 million and $151.7 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $25.7 million, $31.5 million and $34.2 million in 2013, 2012 and 2011, respectively. Research and development costs totaled $20.0 million, $18.9 million and $19.5 million, in 2013, 2012 and 2011, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
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

Compensation cost for share-based awards is recorded on a straight line basis over the required service period. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. These assumptions are generally based on historical averages of the Company. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting. Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates of forfeiture differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts. Compensation expense associated with restricted stock, restricted stock units and performance share awards is equal to the market value of the Company's common stock on the date of grant and is recorded pro rata over the required service period. For those awards with performance criteria, the expense is recorded based on an assessment of achieving the criteria.
 Current guidance governing share based payments requires the benefits associated with tax deductions in excess of recognized compensation cost, generated upon the exercise of stock options, to be reported as a financing cash flow. For 2013, 2012 and 2011, the Company generated $14.5 million, $13.5 million and $9.0 million of excess tax benefits from option exercises, respectively.
Accounting for Asset Retirement Obligations. Asset retirement obligations refer to a company's legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The Company has recognized a liability for the fair market value of conditional future obligations associated with environmental issues in the United States that the Company will be required to remedy at some future date, when these assets are retired. The Company performs an annual evaluation of its obligations regarding this matter and is required to record depreciation and costs associated with accretion of the obligation. This was not material in 2013, 2012 and 2011, and is not expected to be material in the future.
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
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	2013	2012	2011
Net income	$274.2	$193.0	$218.3
Weighted-average shares of common stock outstanding	51.9	55.3	60.0
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	1.2	1.1	1.4
Weighted-average common and common equivalent shares outstanding	53.1	56.4	61.4
Basic earnings per share	$5.28	$3.49	$3.63
Diluted earnings per share	$5.17	$3.42	$3.55
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.1	0.4	0.6
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
The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany loan transactions, and certain accounts payable. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders' equity as a component of foreign currency translation adjustments within accumulated other comprehensive loss. Forward points associated with these net investment hedges are included in interest expense and other expense, respectively. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income.
Gains and losses on contracts designated as hedges of identifiable foreign currency forecasted purchases are deferred and included in other comprehensive income. The Company previously utilized interest rate swap agreements to convert a portion of its floating rate U.S. dollar long-term debt to fixed rate U.S. dollar debt under its credit facility that was terminated in 2011. Changes in the underlying market value of swap arrangements that qualified as cash flow hedging activities were recorded as a component of other comprehensive income. Changes in the market value of swaps that did not qualify as cash flow hedges were recorded in income each period. See Note 8 to the Consolidated Financial Statements.
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
In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a “banded” exchange rate of 5.3 bolivars to the U.S. dollar. As the Company believed this would be the primary rate at which it would settle its non-bolivar denominated liabilities and repatriate dividends, it translated its bolivar denominated transactions and balances at this rate in 2011 and 2012. In February 2013, the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar and abolished the banded exchange rate. As a result, the Company has used, and will continue to use, the new official rate to translate sales and profit results of the subsidiary unless a more appropriate rate for settling its non-bolivar denominated liabilities and repatriating dividends becomes available.
As of the end of 2013, the Company had approximately $31 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar. At the end of 2013, there was also $13.1 million of inventory on the balance sheet in Venezuela, which when it is sold will be included in cost of sales at the dollar value at which it was originally recorded.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.
New Accounting Pronouncements. In March 2013, the FASB issued an amendment to existing guidance regarding a parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The amendment is effective prospectively for fiscal years beginning after December 15, 2013, and early adoption was permitted. The Company will adopt the amendment in its 2014 fiscal year, and it will not have an impact on the Company's Consolidated Financial Statements.
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
The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2013	2012	2011
Severance	$7.3	$5.3	$5.9
Other	2.0	17.1	2.0
Total re-engineering and impairment charges	$9.3	$22.4	$7.9

The Company recorded re-engineering and impairment charges of $7.3 million, $5.3 million and $5.9 million in 2013, 2012 and 2011, respectively, related to severance costs incurred to reduce headcount in several of the Company's operations in connection with changes in its management and organizational structures. These charges primarily related to such changes in the Company's European operations in 2013, exiting the Nutrimetics businesses in Greece and the United Kingdom in 2012 and the decision to merge the Nutrimetics and Tupperware businesses in Malaysia in 2011. In 2012, re-engineering and impairment charges included $0.9 million in non-severance exit costs, primarily related to the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom. Also in connection with the liquidation of the Nutrimetics business in the United Kingdom, the Company incurred a $16.2 million non-cash charge that related to the reclassification of currency translation adjustments from accumulated other comprehensive loss into operating income, as well as a $0.2 million charge in cost of sales for inventory obsolescence. In 2011, re-engineering and impairment charges also included $1.3 million related to the decision to merge the Nutrimetics and Tupperware businesses in Malaysia and $0.7 million related to asset impairments, exit activities and relocation costs as well as a $1.7 million charge to cost of sales for inventory obsolescence.
Pretax costs incurred in connection with the re-engineering program included above and allocated to cost of products sold were as follows:

(In millions)	2013	2012	2011
Re-engineering and impairment charges	$9.3	$22.4	$7.9
Cost of products sold	—	0.2	1.7
Total pretax re-engineering costs	$9.3	$22.6	$9.6
The balances included in accrued liabilities related to re-engineering and impairment charges as of December 28, 2013, December 29, 2012, and December 31, 2011 were as follows:

(In millions)	2013	2012	2011
Beginning balance	$1.5	$3.0	$2.4
Provision	9.3	22.4	7.9
Non-cash charges	(0.1)	(16.2)	(0.5)
Cash expenditures:
Severance	(6.1)	(6.0)	(5.7)
Other	(2.0)	(1.7)	(1.1)
Ending balance	$2.6	$1.5	$3.0
The accrual balance as of December 28, 2013, relates primarily to severance payments expected to be made by the end of the second quarter of 2014. In connection with the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom in 2012 and Malaysia in 2011, the Company recorded charges of $0.2 million and $1.7 million, respectively, to cost of sales for inventory obsolescence.

Note 3:	Inventories

(In millions)	2013	2012
Finished goods	$245.0	$251.2
Work in process	27.4	22.9
Raw materials and supplies	41.0	39.8
Total inventories	$313.4	$313.9

Note 4:	Property, Plant and Equipment

(In millions)	2013	2012
Land	$46.9	$52.0
Buildings and improvements	221.3	220.0
Molds	641.3	610.0
Production equipment	318.7	315.2
Distribution equipment	39.5	43.2
Computer/telecom equipment	55.9	60.9
Furniture and fixtures	23.8	24.5
Capitalized software	71.5	69.5
Construction in progress	36.0	28.7
Total property, plant and equipment	1,454.9	1,424.0
Less accumulated depreciation	(1,154.0)	(1,125.2)
Property, plant and equipment, net	$300.9	$298.8

Note 5:	Accrued and Other Liabilities

(In millions)	2013	2012
Income taxes payable	$16.9	$13.8
Compensation and employee benefits	90.8	99.4
Advertising and promotion	74.1	69.7
Taxes other than income taxes	24.9	28.3
Pensions	3.3	3.7
Post-retirement benefits	2.4	2.8
Dividends payable	31.1	19.4
Foreign currency contracts	19.2	15.7
Other	89.7	83.5
Total accrued liabilities	$352.4	$336.3

(In millions)	2013	2012
Post-retirement benefits	$26.5	$30.3
Pensions	128.1	143.6
Income taxes	17.5	16.5
Long-term deferred income tax	30.3	11.9
Other	31.2	31.5
Total other liabilities	$233.6	$233.8

Note 6:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company also recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee direct-to-consumer businesses. Certain tradenames are allocated between multiple reporting units.
In the third quarter of 2013, the Company completed the annual impairment assessments for all of its reporting units and indefinite lived intangible assets, concluding there were no impairments. The Company considers only the year-end 2013 goodwill balances of $115.5 million and $27.3 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity. In 2013, the Company performed a step 1 impairment test for the goodwill associated with the Fuller Mexico reporting unit. In light of year-to-date results of Fuller Mexico being below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was smaller in 2013 than in previous assessments. This decrease was primarily due to ineffective recruiting and retention of sales force members in light of the competitive environment in that market, as well as the design of certain promotional programs that did not result in the benefits expected. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value as of the end of the annual assessment, ineffective recruiting and retention; operating performance below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in an impairment to the goodwill of Fuller Mexico. Also in 2013, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of its most recent step 1 analysis. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of June 2012.
In August of 2013, the Company concluded it should reclassify its Fuller tradename from indefinite lived to definite lived. This conclusion was primarily reached in light of a long-term transition in the Fuller Mexico business to a new brand name. As a result of this transition, the Company has estimated that the Fuller tradename has a 10 year useful life with amortization to be recorded on a straight-line basis. Amortization expense recorded in 2013 related to the Fuller tradename was $3.4 million.
The reclassification of the Fuller tradename from an indefinite-lived to definite-lived asset triggered an impairment review similar to that performed during an annual assessment, as described above. The results of the impairment test demonstrated that the current estimated fair value of the Fuller tradename exceeded its carrying value. The fair value of the Fuller tradenames was determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated using a royalty rate of 4.5 percent, which is an estimate of the amount a company would be willing to pay for the use of the asset. This rate was applied to the asset’s projected revenue, tax affected and discounted to present value. The royalty rate used was selected by reviewing comparable trademark licensing agreements in the market. In estimating the fair value of the tradename, the Company applied a discount rate of 16.9 percent, and revenue growth ranging from 3 to 7 percent, with an average growth rate of 6 percent, and a long-term terminal growth rate of 3 percent.
During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million, equal to the entire carrying value of the goodwill in the BeautiControl United States and Canada business. This was a result of the rates of growth of sales, profit and cash flow and expectations for future performance that were below the Company's previous projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their previous trend line and it became apparent that they would fall significantly short of previous expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to declines in the rates of growth of sales, profit and cash flows in the Japanese market led to interim impairment testing in both these businesses, as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates, 1.5 percent in

2012 versus 3.0 percent in 2011 for Nutrimetics and 3.75 percent in 2012 versus 4.75 percent in 2011 for NaturCare, in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that increased the discount rates used in the valuations versus those used previously. In estimating the fair value of the tradenames, the Company applied discount rates of 15.2 and 13.5 percent, respectively, and annual revenue growth ranging from negative 7.0 percent to positive 7.0 percent, with an average growth rate of positive 2.0 percent, and a long-term terminal growth rate of 3.0 percent. As a result, the tradename intangibles for both Nutrimetics and NaturCare were written down to their implied fair values, totaling $23.0 million, which was considered a Level 3 measurement within the fair value hierarchy.
In addition, the Company wrote off the $7.2 million and $7.7 million carrying values of the goodwill of the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of then current operating trends and expected future results, as well as the macroeconomic factors that increased the discount rates used in the valuations.
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
The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach. The income approach, or discounted cash flow approach, requires significant assumptions to determine the fair value of each reporting unit. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. It also requires estimates as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model used a forecast period of 10 years and a terminal value. The significant assumptions for the forecast included annual revenue growth rates ranging from zero to 5.0 percent with an average growth rate of 3 percent, including a 3 percent growth rate used in calculating the terminal value. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented in the Fuller Mexico reporting unit. The discount rate used was 15.6 percent. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of household durables and non-durables, consumer goods, beauty products and/or companies using a direct-to-consumer and network marketing distribution methods, as well as those marketing branded products in the food and beverage category. The resulting multiples were then applied to the reporting unit to determine fair value.
The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 28, 2013, December 29, 2012 and December 31, 2011:

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Gross goodwill balance at December 31, 2011	$33.1	$88.7	$16.3	$147.6	$6.6	$292.3
Effect of changes in exchange rates	(0.8)	(2.3)	—	8.6	(0.2)	5.3
Gross goodwill balance at December 29, 2012	32.3	86.4	16.3	156.2	6.4	297.6
Effect of changes in exchange rates	(1.3)	(7.4)	—	(1.8)	(0.9)	(11.4)
Gross goodwill balance at December 28, 2013	$31.0	$79.0	$16.3	$154.4	$5.5	$286.2

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Accumulated impairment balance at December 31, 2011	$16.8	$34.1	$—	$—	$—	$50.9
Goodwill impairment	7.7	7.2	—	38.9	—	53.8
Accumulated impairment balance at December 29, 2012	24.5	41.3	—	38.9	—	104.7
Goodwill impairment	—	—	—	—	—	—
Accumulated impairment balance at December 28, 2013	$24.5	$41.3	$—	$38.9	$—	$104.7
The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 28, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived trademarks and tradenames	$25.0	$—	$25.0
Definite-lived trademarks and tradenames	104.1	3.4	$100.7
Sales force relationships	55.3	52.1	3.2
Total intangible assets	$184.4	$55.5	$128.9

	December 29, 2012
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived trademarks and tradenames	$138.4	$—	$138.4
Sales force relationships	60.9	55.9	5.0
Total intangible assets	$199.3	$55.9	$143.4
A summary of the identifiable intangible asset account activity is as follows:

	Year Ending
(In millions)	December 28, 2013	December 29, 2012
Beginning balance	$199.3	$219.9
Impairment of intangible assets	—	(22.8)
Effect of changes in exchange rates	(14.9)	2.2
Ending balance	$184.4	$199.3
Amortization expense was $4.8 million, $2.0 million and $2.9 million in 2013, 2012 and 2011, respectively. The estimated annual amortization expense associated with the above intangibles for each of the five succeeding years is $12.1 million, $12.0 million, $10.4 million, $10.4 million and $10.4 million, respectively.

Note 7:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2013	2012
Fixed rate Senior Notes due 2021	602.6	396.5
Five year Revolving Credit Agreement	230.1	199.0
Belgium facility capital lease	17.5	18.8
Other	5.1	3.5
Total debt obligations	855.3	617.8
Less current portion	(235.4)	(203.4)
Long-term debt and capital lease obligations	$619.9	$414.4

(Dollars in millions)	2013	2012
Total short-term borrowings at year-end	$232.3	$199.0
Weighted average interest rate at year-end	2.0%	2.0%
Average short-term borrowings during the year	$350.8	$332.8
Weighted average interest rate for the year	1.8%	2.1%
Maximum short-term borrowings during the year	$559.8	$384.8
Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 at an issue price of 98.989% under an indenture, dated as of June 2, 2011 (the "Indenture"), entered into by the Company and its 100% subsidiary, Dart Industries Inc. (the “Guarantor”).
On March 11, 2013, the Company issued and sold an additional $200.0 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes") at an issue price of 103.781% in a registered public offering pursuant to an underwriting agreement, dated March 6, 2013, among the Company, the Guarantor and the representatives of the underwriters. The Senior Notes form a single series under the Indenture. The March 2013 proceeds were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement in place at that time. The remaining net proceeds were used to fund share repurchases in 2013 under the Company's common stock repurchase authorization. As a result of the 2013 issuance, the Company recorded a premium of $7.6 million to be amortized over the life of the Senior Notes. The Company also incurred $1.5 million in deferred financing costs, of which $1.3 million was netted with the premium.
The Senior Notes were issued under an Indenture between the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain customary circumstances specified in the Indenture. These customary circumstances include:

•	payment in full of principal of and premium, if any, and interest on the Senior Notes;

•	satisfaction and discharge of the Indenture;

•	upon legal defeasance or covenant defeasance of the Senior Notes as set forth in the Indenture;

•	as to any property or assets constituting Collateral owned by the Guarantor that is released from its Guarantee in accordance with the Indenture;

•	with the consent of the Holders of the requisite percentage of Senior Notes in accordance with the Indenture; and

•	the rating on the Senior Notes is changed to investment grade in accordance with the Indenture.
Prior to March 1, 2021, the Company may redeem the Senior Notes, at its option, at a redemption price equal to accrued and unpaid interest and the greater of i) 100 percent of the principal amount to be redeemed; and ii) the present value of the remaining scheduled payments of principal and interest. In determining the present value of the remaining scheduled payments, such payments shall be discounted to the redemption date using a discount rate equal to the Treasury Rate (as defined in the Indenture) plus 30 basis points. On or after March 1, 2021, the redemption price will equal 100 percent of the principal amount of the Senior Notes redeemed.
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 28, 2013, the Company was in compliance with all of its covenants.
In January 2012, the Company completed the process to register its Senior Notes under the Securities Act of 1933.
Credit Agreement
In September 2013, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated its multicurrency Credit Agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender and issuing bank, Crédit Agricole Corporate and Investment Bank, HSBC Bank USA, N.A., KeyBank National Association and the Royal Bank of Scotland, as syndication agents, joint book runners and joint lead arrangers. The New Credit Agreement replaced the Credit Agreement dated June 2, 2011 (the “Old Credit Facility”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Facility. The New Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The New Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of December 28, 2013, the Company had total borrowings of $230.1 million outstanding under its New Credit Agreement, with $109.1 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the New Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and other financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates.  The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate.  As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the New Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended. As of December 28, 2013, the New Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.73 percent on borrowings under the New Credit Agreement.

The New Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of December 28, 2013, and currently, the Company had considerable cushion under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to the New Credit Agreement as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
At December 28, 2013, the Company had $525.4 million of unused lines of credit, including $417.8 million under the committed, secured New Credit Agreement, and $107.6 million available under various uncommitted lines around the world. Interest paid on total debt in 2013, 2012 and 2011 was $35.3 million, $41.2 million and $36.0 million, respectively.
Contractual Maturities
Contractual maturities for debt obligations at December 28, 2013 are summarized by year as follows (in millions):

Year ending:	Amount
December 27, 2014	$235.4
December 26, 2015	3.0
December 31, 2016	3.1
December 30, 2017	2.5
December 29, 2018	2.3
Thereafter	609.0
Total	$855.3
Capital Leases
In 2006, the Company initiated construction of a new Tupperware center of excellence manufacturing facility in Belgium which was completed in 2007 and replaced its existing Belgium facility. Costs related to the new facility and equipment totaled $24.0 million and were financed through a sale lease-back transaction under two separate leases. The two leases are being accounted for as capital leases and have terms of 10 and 15 years and interest rates of 5.1 percent. In 2010, the Company extended a lease on an additional building in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease is now classified as capital and had an initial value of $3.8 million with a term of 10 years and an interest rate of 2.9 percent.

Following is a summary of significant capital lease obligations at December 28, 2013 and December 29, 2012:

(In millions)	December 28, 2013	December 29, 2012
Gross payments	$20.9	$23.0
Less imputed interest	3.4	4.2
Total capital lease obligation	17.5	18.8
Less current maturity	2.1	1.9
Capital lease obligation - long-term portion	$15.4	$16.9

Note 8:	Derivative Financial Instruments
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
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. In 2013, 2012 and 2011, forward points on fair value hedges resulted in pretax gains of $11.1 million, $10.3 million and $8.3 million, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of each reporting period in other comprehensive loss will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. The balance in accumulated other comprehensive loss, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a deferred gain/(loss) of $2.2 million, $(0.2) million and $0.3 million as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively. In 2013, 2012 and 2011, the Company recorded, net of tax, net gains/(losses) associated with these types of hedges of $2.4 million, $(0.4) million and $(0.2) million, respectively, in other comprehensive loss. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. In 2013, 2012 and 2011, forward points on cash flow hedges resulted in pretax losses of $2.9 million, $2.5 million and $2.0 million, respectively.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive losses. In 2013, 2012 and 2011, the Company recorded, net of tax, net gains/(losses) associated with these hedges of $13.3 million, $(8.9) million and $11.9 million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next 12 months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. In 2013, 2012 and 2011, forward points on net equity hedges resulted in pretax losses of $13.2 million, $12.9 million and $11.2 million, respectively.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. For the years ended December 28, 2013, December 29, 2012 and December 31, 2011 the cash flow impact of these currency hedges was an inflow of $3.2 million, an inflow $2.1 million and an inflow of $6.1 million, respectively.

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of December 28, 2013 and December 29, 2012. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	2013		2012
(in millions)	Buy	Sell	Buy	Sell
Euro	$157.7		$66.6
Mexican peso	18.2			$22.0
Philippine peso	11.3		9.9
South Korean won	9.7		3.0
Chinese renminbi	8.1		—
Uruguayan peso	4.7		0.9
New Zealand dollar	4.5		1.4
Indonesian rupiah	2.3		11.3
U.S. dollar		$54.7	69.9
Swiss franc		49.4		53.8
Russian ruble		22.9		5.7
Turkish lira		11.7		12.3
Canadian dollar		11.0		3.5
South African rand		10.4		6.8
Australian dollar		6.8		15.5
Indian rupee		6.6		3.7
Brazilian real		6.6		1.7
Polish zloty		4.7		3.3
Japanese yen		3.7		32.8
Argentine peso		3.7		—
Danish krone		3.5	0.4
Malaysian ringgit		2.7	17.2
Croatian kuna		2.6		2.5
Hong Kong dollar		2.6		0.4
Czech koruna		2.5		3.3
Hungarian forint		2.4		3.3
Norwegian krone		1.7		1.9
Swedish krona		1.7		1.7
Romanian leu		1.2		0.6
Singapore dollar		1.7	0.4
British pound		1.0		4.8
Thai baht		0.3		3.3
Other currencies (net)		1.5		2.0
	$216.5	$217.6	$181.0	$184.9

In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency generates a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures.
At the time the Company entered into the Old Credit Facility in the second quarter of 2011, it had four out-of-the-money interest rate swaps that were hedging a portion of its borrowing under the Old Credit Facility. As a result of the termination of the Old Credit Facility, the Company recorded $18.9 million in interest expense, which was reclassified from other comprehensive loss as a result of the hedges under related interest rate swaps becoming ineffective. The swaps expired in the third quarter of 2012.
The following tables summarize the Company's derivative positions and the impact they had on the Company's financial position as of December 28, 2013 and December 29, 2012:

	December 28, 2013
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Foreign exchange contracts	Non-trade amounts receivable	$20.3	Accrued liabilities	$19.2
Total derivative instruments		$20.3		$19.2

	December 29, 2012
	Asset derivatives		Liability derivatives
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Foreign exchange contracts	Non-trade amounts receivable	13.1	Accrued liabilities	15.7
Total derivative instruments		$13.1		$15.7
The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2013	2012	2011		2013	2012	2011
Foreign exchange contracts	Other expense	($17.4)	$11.9	($8.6)	Other expense	$16.7	($11.9)	$8.5

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2013	2012	2011		2013	2012	2011		2013	2012	2011
Interest rate contracts	$—	$—	$4.1	Interest expense	$—	$—	$—	Interest expense	$—	$—	$(18.9)
Foreign exchange contracts	6.5	(0.9)	0.2	Cost of products sold	3.2	1.0	(1.9)	Interest expense	(2.9)	(2.5)	(2.0)
Net equity hedging relationships
Foreign exchange contracts	20.8	(13.9)	18.7	Other expense	—	—	—	Interest expense	(13.2)	(12.9)	(11.2)
The Company's theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain/(loss) was $1.1 million, $(2.6) million and $(7.5) million at December 28, 2013, December 29, 2012 and December 31, 2011, respectively, and were recorded either in other assets or accrued liabilities, depending upon the net position of the individual contracts. While certain of its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled, as did the Company's impaired interest rate swap before they expired in the third quarter of 2012. However, the cash flow impact of certain of these exposures is in turn partially offset by hedges of net equity and other forward contracts. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

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

Level 3-Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. The Company does not have any Level 3 fair value measurements.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
Some fair value measurements, such as those related to foreign currency forward contracts and interest rate swaps, are performed on a recurring basis, while others, such as those related to evaluating goodwill and other intangibles for impairment, are performed on a nonrecurring basis.

Description of Assets (in millions)	December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Foreign currency derivative contracts	$20.3	$—	$20.3
Total	$20.3	$—	$20.3

Description of Liabilities (in millions)
Foreign currency derivative contracts	$19.2	$—	$19.2
Total	$19.2	$—	$19.2

Description of Assets (in millions)	December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money market funds	$2.1	$2.1	$—
Foreign currency derivative contracts	13.1	—	13.1
Total	$15.2	$2.1	$13.1

Description of Liabilities (in millions)
Foreign currency derivative contracts	$15.7	$—	$15.7
Total	$15.7	$—	$15.7
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. As of December 28, 2013 and December 29, 2012, the Company held foreign currency forward contracts to hedge various currencies which had a net fair value of positive $1.1 million and negative $2.6 million, respectively. The fair values of forward contracts were estimated based on quoted forward foreign exchange prices at the reporting date. Changes in fair market value are recorded either in other comprehensive income or earnings, depending on the designation of the hedge as outlined in Note 8 to the Consolidated Financial Statements.
Included in the Company's cash equivalents balances as of December 29, 2012 was $2.1 million in money market funds, which were highly liquid investments with a maturity of three months or less. There were no such amounts as of December 28, 2013. These assets are classified within Level 1 of the fair value hierarchy, as the money market funds are valued using quoted market prices in active markets.

Fair Value of Financial Instruments
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 28, 2013 and December 29, 2012. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes debt was $619 million at December 28, 2013 compared with the carrying value of $602.6 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets that consider the Company's specific credit risk and market related conditions.

Note 10:	Accumulated Other Comprehensive Loss

(in millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2012	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive income (loss) before reclassifications	(64.9)	4.4	10.4	(50.1)
Amounts reclassified from accumulated other comprehensive loss	—	(2.0)	6.6	4.6
Net current-period other comprehensive income (loss)	(64.9)	2.4	17.0	(45.5)
Balance at December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)

Pretax amounts reclassified from accumulated other comprehensive loss that relate to cash flow hedges consisted of $3.2 million of net gains. The tax provision associated with these items was $1.2 million. See Note 8 for further discussion of derivatives.
Pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of $0.7 million of prior service benefit, $4.0 million of pension settlement costs and $5.4 million of actuarial losses. The tax benefit associated with these items was $2.1 million. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 11:	Statements of Cash Flows Supplemental Disclosure
In 2013 and 2012, the Company acquired $0.3 million and $1.2 million, respectively, of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in 2011. Also in 2013, the Company acquired $1.4 million in property, plant and equipment under a non-cash financing arrangement in which the Company will pay equal installments over 3 years.
Employees are allowed to use shares to pay withholding taxes up to the statutory minimum. In 2013, 2012 and 2011, 56,856, 83,077 and 45,072 shares, respectively, were retained to fund withholding taxes, with values totaling $4.5 million, $5.1 million and $2.5 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
In 2011, in addition to the discount, the $400 million of proceeds from issuance of the Company's Senior Notes was reduced by $2.6 million for non-cash debt issuance costs.

Note 12:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2013	2012	2011
Domestic	$(18.9)	$(57.5)	$(15.2)
Foreign	379.3	330.3	310.5
Total	$360.4	$272.8	$295.3

The domestic and foreign components of income (loss) before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.
The provision (benefit) for income taxes was as follows:

(In millions)	2013	2012	2011
Current:
Federal	$2.5	$19.3	$4.2
Foreign	106.3	110.3	79.4
State	0.7	0.9	1.2
	109.5	130.5	84.8
Deferred:
Federal	4.6	(50.4)	0.2
Foreign	(28.0)	0.2	(7.5)
State	0.1	(0.5)	(0.5)
	(23.3)	(50.7)	(7.8)
Total	$86.2	$79.8	$77.0
The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2013	2012	2011
Amount computed using statutory rate	$126.1	$95.5	$103.4
Increase (reduction) in taxes resulting from:
Net impact from repatriating foreign earnings and direct foreign tax credits	(14.7)	(21.5)	8.4
Foreign income taxes	(24.8)	(26.4)	(24.1)
Impact of non-deductible intangible impairments	—	23.7	12.6
Impact of non-deductible currency translation losses	—	5.7	—
Impact of changes in Mexican legislation and revaluation of tax assets	(6.8)	—	(20.4)
Other changes in valuation allowances for deferred tax assets	4.6	2.7	(0.3)
Foreign and domestic tax audit settlement and adjustments	(1.4)	(2.0)	(3.4)
Other	3.2	2.1	0.8
Total	$86.2	$79.8	$77.0
The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates. During 2013, a change in Mexican tax law resulted in additional foreign tax costs that were offset by tax credit benefits resulting in a net benefit of $6.8 million. The Company entered into a statutory restructuring transaction in a foreign jurisdiction during the fourth quarter of 2013, which resulted in a reduction in valuation allowance balances of $59.3 million, of which $19.0 million related to a write off in net operating losses for which a valuation allowance had already been recorded. The restructuring transaction also incurred repatriation costs of $43.5 million.
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

Deferred tax (liabilities) assets were composed of the following:

(In millions)	2013	2012
Purchased intangibles	$(38.5)	$(38.8)
Other	(11.5)	(6.6)
Gross deferred tax liabilities	(50.0)	(45.4)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	302.9	325.0
Employee benefits accruals	62.4	71.0
Deferred costs	51.7	60.1
Fixed assets basis differences	31.2	28.2
Capitalized intangibles	29.7	26.9
Other accruals	25.7	31.6
Accounts receivable	13.0	11.7
Postretirement benefits	11.7	12.0
Depreciation	9.8	11.4
Inventory	9.7	11.8
Gross deferred tax assets	547.8	589.7
Valuation allowances	(34.8)	(103.1)
Net deferred tax assets	$463.0	$441.2
At December 28, 2013, the Company had domestic federal and state net operating loss carry forwards of $68.8 million, separate state net operating loss carry forwards of $107.9 million, and foreign net operating loss carry forwards of $417.3 million, of which the Company had included in recognized net deferred tax assets $12.8 million, $0.2 million and $61.1 million, respectively. Of the total foreign and domestic net operating loss carry forwards, $511.0 million expire at various dates from 2014 to 2033, while the remainder have unlimited lives. This balance included net deferred tax assets of $10.1 million for federal net operating losses, which would expire in the years 2020 through 2033 if not utilized, $40.4 million of foreign net operating losses which would expire in 2023 if not utilized and $8.3 million of foreign net operating losses which would expire in 2015 if not utilized. During 2013, the Company realized net cash benefits of $22.8 million related to foreign net operating loss carry forwards. At December 28, 2013 and December 29, 2012, the Company had estimated gross foreign tax credit carry forwards of $202.6 million and $189.0 million, respectively, most of which would expire in 2017 through 2023 if not utilized. Deferred costs in 2013 include assets of $52.2 million related to advanced payment agreements entered into by the Company with its foreign subsidiaries, which are expected to reverse over the next three years. At December 28, 2013 and December 29, 2012, the Company had valuation allowances against certain deferred tax assets totaling $34.8 million and $103.1 million, respectively. The Company entered into a statutory restructuring transaction in a foreign jurisdiction during the fourth quarter of 2013 which resulted in a reduction in valuation allowance balances of $59.3 million, of which $19.0 million related to a write off in net operating losses for which a valuation allowance had already been recorded. The restructuring transaction also incurred repatriation costs of $43.5 million.
These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The credit and net operating loss carryforwards decreased by $22.1 million, primarily impacted by the reduction in net operating losses for which a valuation allowance had already been recorded. The decrease in deferred costs of $8.4 million is due to the timing of payments received under advanced transaction agreements entered into during the current and prior year.

The Company paid income taxes in 2013, 2012 and 2011 of $107.2 million, $106.4 million and $95.4 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $2.6 million, $4.1 million and $3.6 million in 2013, 2012 and 2011, respectively.
As of December 28, 2013 and December 29, 2012, the Company's gross unrecognized tax benefit was $27.4 million and $24.9 million, respectively. The Company estimates that approximately $25.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2013	2012	2011
Balance, beginning of year	$24.9	$28.6	$27.3
Additions based on tax positions related to the current year	6.0	2.1	3.5
Additions for tax positions of prior year	4.4	2.7	4.6
Reduction for tax positions of prior years	(1.9)	(2.6)	(4.7)
Settlements	(1.3)	(1.7)	(0.2)
Reductions for lapse in statute of limitations	(4.4)	(4.5)	(1.3)
Impact of foreign currency rate changes versus the U.S. dollar	(0.3)	0.3	(0.6)
Balance, end of year	$27.4	$24.9	$28.6
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.9 million as of December 28, 2013 and December 29, 2012. Interest and penalties included in the provision for income taxes totaled $0.5 million, $0.3 million and $1.2 million for 2013, 2012 and 2011, respectively.
During the year ended December 28, 2013, the accrual for uncertain tax positions primarily increased primarily due to uncertain positions being taken during the year in various foreign tax jurisdictions, partially offset by a $4.4 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. The accrual was further impacted by changes in foreign exchange rates.
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
The Company operates globally and files income tax returns in the United States federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, Australia (2008), Brazil (2005), China (2002), France (2009), Germany (2011), India (2002), Indonesia (2006), Malaysia (2003), Mexico (2009), South Africa (2007) and Venezuela (2008), with limited exceptions.

The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.8 million. For the remaining balance as of December 28, 2013, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
As of December 28, 2013, the Company had foreign undistributed earnings of $1.26 billion where it is the Company's intent that the earnings be reinvested indefinitely. Consequently, the Company has not provided for U.S. deferred income taxes on these undistributed earnings. The determination of the amount of unrecognized deferred U.S. income tax liability associated with these undistributed earnings is not practicable because of the complexities associated with the calculation.
The Company recognized $14.5 million, $13.7 million and $9.3 million of benefits for deductions associated with the exercise of employee stock options in 2013, 2012 and 2011, respectively. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

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

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Postretirement benefits		Pension benefits
(In millions)	2013	2012	2013	2012	2013	2012
Change in benefit obligations:
Beginning balance	$67.5	$63.6	$33.1	$38.3	$198.1	$176.0
New Plan, beginning balance	—	—	—	—	3.6	—
Service cost	0.3	0.8	0.2	0.1	11.0	9.1
Interest cost	2.1	2.3	1.1	1.2	6.3	6.6
Actuarial (gain) loss	(9.3)	5.0	(3.2)	(4.0)	(1.9)	20.3
Benefits paid	(0.8)	(0.8)	(2.2)	(2.5)	(9.6)	(14.2)
Impact of exchange rates	—	—	(0.1)	—	(3.7)	1.9
Plan participant contributions	—	—	—	—	0.7	2.1
Settlements/Curtailments	(3.9)	(3.4)	—	—	(14.1)	(3.7)
Ending balance	$55.9	$67.5	$28.9	$33.1	$190.4	$198.1
Change in plan assets at fair value:
Beginning balance	$31.7	$29.8	$—	$—	$86.6	$80.8
Actual return on plan assets	4.8	4.4	—	—	7.4	5.1
Company contributions	0.8	2.1	2.2	2.5	13.5	14.8
Plan participant contributions	—	—	—	—	1.3	2.3
Benefits and expenses paid	(1.1)	(1.2)	(2.2)	(2.5)	(10.0)	(14.1)
Impact of exchange rates	—	—	—	—	(2.1)	0.4
Settlements	(3.9)	(3.4)	—	—	(14.1)	(2.7)
Ending balance	$32.3	$31.7	$—	$—	$82.6	$86.6
Funded status of plans	$(23.6)	$(35.8)	$(28.9)	$(33.1)	$(107.8)	$(111.5)
Amounts recognized in the balance sheet consisted of:

(In millions)	December 28, 2013	December 29, 2012
Accrued benefit liability	$(160.3)	$(180.4)
Accumulated other comprehensive loss (pretax)	49.3	75.6
Items not yet recognized as a component of pension expense as of December 28, 2013 and December 29, 2012 consisted of:

	2013		2012
(In millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Transition obligation	$0.3	$—	$0.4	$—
Prior service cost (benefit)	3.9	(4.6)	(0.1)	(5.3)
Net actuarial loss	45.6	4.1	73.0	7.6
Accumulated other comprehensive loss (pretax)	$49.8	$(0.5)	$73.3	$2.3

Components of other comprehensive income (loss) for the years ended December 28, 2013 and December 29, 2012 consisted of the following:

	2013		2012
(In millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Transition obligation	$(0.1)	$—	$—	$—
Net prior service cost	3.7	0.7	1.1	0.7
Net actuarial (gain) loss	(26.1)	(3.5)	13.1	(4.4)
Impact of exchange rates	(1.0)	—	—	—
Other comprehensive income (gain) loss	$(23.5)	$(2.8)	$14.2	$(3.7)
In 2014, the Company expects to recognize approximately $0.7 million of the prior service benefit and $2.3 million of the net actuarial loss, as components of pension and postretirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 28, 2013 and December 29, 2012 was $213.0 million and $230.1 million, respectively. At December 28, 2013 and December 29, 2012, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $156.3 million and $224.4 million, and the fair value of their assets was $54.3 million and $109.8 million as of December 28, 2013 and December 29, 2012, respectively. At December 28, 2013 and December 29, 2012, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.
The costs associated with all of the Company's plans were as follows:

	Pension benefits			Postretirement benefits
(In millions)	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost:
Service cost and expenses	$11.5	$9.9	$10.3	$0.2	$0.1	$0.1
Interest cost	8.4	8.9	9.9	1.1	1.2	1.7
Return on plan assets	(5.7)	(5.6)	(5.5)	—	—	—
Settlement/Curtailment	4.0	1.7	2.8	—	—	—
Employee contributions	(0.3)	(0.3)	(0.3)	—	—	—
Net deferral	5.0	4.3	3.9	(0.4)	(0.4)	(0.4)
Net periodic benefit cost	$22.9	$18.9	$21.1	$0.9	$0.9	$1.4
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	3.3%	3.7%	4.7%	3.5%	4.0%	5.0%
Discount rate, benefit obligations	4.0	3.3	3.7	4.5	3.5	4.0
Return on plan assets	8.3	8.3	8.3	n/a	n/a	n/a
Salary growth rate, net periodic benefit cost	3.0	3.0	5.0	n/a	n/a	n/a
Salary growth rate, benefit obligations	3.0	3.0	3.0	n/a	n/a	n/a
Foreign plans
Discount rate	3.5%	3.3%	3.9%	n/a	n/a	n/a
Return on plan assets	4.4	4.1	4.1	n/a	n/a	n/a
Salary growth rate	3.3	3.1	3.1	n/a	n/a	n/a

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2013 was 8.3 percent and 4.4 percent, respectively, and 8.3 percent and 4.1 percent for 2012, respectively.
The Company determines the discount rate primarily by reference to rates of high-quality, long term corporate and government bonds by country that mature in a pattern similar to the expected payments to be made under the plans. The weighted average discount rates used to determine the benefit obligation were 4.0 and 3.5 percent for the U.S. and foreign plans in 2013, respectively, and 3.3 percent for each plan in 2012.
The assumed healthcare cost trend rate for 2013 was 7.0 percent for both post-65 age participants and pre-65 age participants, decreasing to 5.0 percent in 2019. The healthcare cost trend rate assumption could have a significant effect on the amounts reported. A one percentage point change in the assumed healthcare cost trend rates would have the following effects:

	One percentage point
(In millions)	Increase	Decrease
Effect on total of service and interest cost components	$0.1	$(0.1)
Effect on post-retirement benefit obligation	2.1	(1.8)
The Company sponsors a number of pension plans in the United States and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company's overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is rebalanced to obtain the target asset mix if the percentages fall outside of the range considered acceptable. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. The Company's plans do not invest directly in its own stock; however, this does not mean investment in insurance company accounts or other commingled or mutual funds, or any index funds may not hold securities of the Company. The investment objectives of each unit are more specifically outlined below.
The Company's weighted-average asset allocations at December 28, 2013 and December 29, 2012, by asset category, were as follows:

	2013		2012
Asset Category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	64%	37%	62%	29%
Fixed income securities	36	15	37	12
Cash and money market investments	—	3	1	7
Guaranteed contracts	—	44	—	51
Other	—	1	—	1
Total	100%	100%	100%	100%

The fair value of the Company's pension plan assets at December 28, 2013 by asset category is as follows:

Description of Assets (in millions)		December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$32.3	$—	$32.3	$—
Foreign plans:
Australia	Investment fund (b)	5.7	—	5.7	—
Switzerland	Guaranteed insurance contract (c)	27.0	—	—	27.0
Germany	Guaranteed insurance contract (c)	6.0	—	—	6.0
Belgium	Mutual fund (d)	23.6	23.6	—	—
Austria	Guaranteed insurance contract (c)	0.5	—	—	0.5
Korea	Guaranteed insurance contract (c)	2.9	—	—	2.9
Japan	Common/collective trust (e)	12.5	—	12.5	—
Philippines	Fixed income securities (f)	2.3	2.3	—	—
	Equity fund (f)	2.1	2.1	—	—
Total		$114.9	$28.0	$50.5	$36.4

The fair value of the Company's pension plan assets at December 29, 2012 by asset category is as follows:

Description of Assets (in millions)		December 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$31.7	$—	$31.7	$—
Foreign plans:
Australia	Investment fund (b)	5.6	—	5.6	—
Switzerland	Guaranteed insurance contract (c)	35.2	—	—	35.2
Germany	Guaranteed insurance contract (c)	5.6	—	—	5.6
Belgium	Mutual funds (d)	19.9	19.9	—	—
Austria	Guaranteed insurance contract (c)	0.5	—	—	0.5
Korea	Guaranteed insurance contract (c)	3.1	—	—	3.1
Japan	Common/collective trust (e)	7.3	—	7.3	—
	Money market fund (e)	4.8	4.8	—	—
Philippines	Fixed income securities (f)	2.6	2.6	—	—
	Equity fund (f)	2.0	2.0	—	—
Total		$118.3	$29.3	$44.6	$44.4
____________________

(a)
The investment strategy of the U.S. pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities for both periods. As of each of the years ended December 28, 2013 and December 29, 2012, the common trusts held 64 and 62 percent of its assets in equity securities, 36 and 37 percent in fixed income securities, respectively, and in 2012 the remaining amounts in cash and money markets. The percentage of funds invested in equity securities at the end of 2013 and 2012, included: 33 and 32 percent in large U.S. stocks, 21 and 20 percent small U.S. stocks, respectively, and 10 percent in international stocks in both years. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
For each period presented, the strategy of this fund is to achieve a long-term net return of at least 4 percent above inflation based on the Australian consumer price index over a rolling 5 year period. The investment strategy is to invest mainly in equities and property, which were expected to earn relatively higher returns over the long term. The fair value of the fund was determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 28, 2013 and December 29, 2012, the percentage of funds held in investments included: Australian equities of 31 and 34 percent, government and corporate bonds of 11 percent in each year and cash of 9 and 7 percent, respectively, and other equities of listed companies outside of Australia of 40 and 38 percent, and real estate of 9 and 10 percent.

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

(d)
The strategy of the Belgian plan in each period presented is to seek to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62 percent in equity securities and 38 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 28, 2013 and December 29, 2012, the percentage of funds held various asset classes included: large-cap equities of European companies of 30 and 34 percent, small-cap equities of European companies of 19 and 18 percent, respectively, equities outside of Europe, mainly in the U.S. and emerging markets, 10 and 11 percent, respectively, and the remaining amount in bonds, primarily from European and U.S. governments, of 41 and 37 percent, respectively.

(e)
The Company's strategy for each period presented is to invest approximately 62 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 38 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 52 percent equities in Japanese listed securities, 10 percent in equities outside of Japan and 38 percent in cash and other short-term investments. This strategy has been achieved through a collective trust that held 100 percent of total funded assets as of December 28, 2013 and December 29, 2012. As of the end of 2013 and 2012, the allocation of funds within the common collective trust included: 52 percent and 54 percent in Japanese equities and 8 percent and 7 percent in equities of companies based outside of Japan, in 2013 and 2012, respectively. The remaining amounts were invested in cash and other short-term investments. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.

(f)
In both years, the investment strategy in the Philippines was to achieve an appropriate balance between risk and return, from a diversified portfolio of Philippine peso denominated bonds and equities. The target asset class allocations is 57 percent in equity securities, 38 percent fixed income securities and 5 percent in cash and deposits. The fixed income securities at year end included assets valued using quoted bid prices on similarly termed government securities, as well as balances invested in short term deposit accounts. The equity index fund was valued at the closing price of the active market in which it was traded.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
	December 28, 2013	December 29, 2012
Beginning balance	$44.4	$42.8
Realized gains	1.2	0.8
Purchases, sales and settlements, net	(9.9)	(0.1)
Impact of exchange rates	0.7	0.9
Ending balance	$36.4	$44.4
The Company expects to contribute $15.6 million to its U.S. and foreign pension plans and $2.4 million to its other U.S. postretirement benefit plan in 2014.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $10.5 million, $10.9 million and $10.7 million for 2013, 2012 and 2011, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's U.S. and foreign plans:

Years	Pension benefits	Postretirement benefits	Subsidy receipts	Total
2014	$14.9	$2.8	$0.4	$17.3
2015	19.4	2.9	0.4	21.9
2016	13.8	2.8	0.4	16.2
2017	27.3	2.8	0.4	29.7
2018	14.0	2.7	0.4	16.3
2019-2023	81.4	12.3	1.7	92.0
Included in the postretirement benefits in the table above are expected payments for prescription drug benefits. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Company expects subsidies of $3.7 million from 2014 through 2023 related to these prescription drug benefits.

Note 14:	Incentive Compensation Plans
On May 12, 2010, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of performance awards, stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2010 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 4,750,000, plus any remaining shares available for issuance under the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under these plans. The total number of shares available for grant under the 2010 Incentive Plan as of December 28, 2013 was 3,393,032.
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

Stock Options
Stock options to purchase the Company's common stock are granted to employees, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. The fair value of the Company's stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used in the last three years:

	2013	2012	2011
Dividend yield	2.9%	2.5%	2.1%
Expected volatility	41%	39%	40%
Risk-free interest rate	2.0%	1.2%	1.6%
Expected life	7 years	8 years	8 years
Stock option activity for 2013, under all of the Company's incentive plans, is summarized in the following table:

Stock options	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2012	2,935,919	$37.15
Granted	210,034	85.89
Expired/Forfeited	(32,585)	58.08
Exercised	(753,093)	27.87
Outstanding at December 28, 2013	2,360,275	$44.16	$119.8
Exercisable at December 28, 2013	1,792,319	$36.25	$105.1
The intrinsic value of options exercised during 2013, 2012 and 2011 totaled $38.5 million, $23.5 million and $24.1 million, respectively. The average remaining contractual life on outstanding and exercisable options was 6.2 and 5.3 years, respectively, at the end of 2013. The weighted average estimated grant date fair value of 2013, 2012 and 2011 option grants was $27.61, $19.73 and $19.37 per share, respectively.
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
In 2013, as a result of improved performance, the Company increased the estimated number of shares expected to vest by a total of 13,365 shares for the three performance share plans running during 2013.

Restricted stock, restricted stock units, and performance share award activity for 2013 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date fair value
Outstanding at December 29, 2012	800,041	$43.01
Granted	225,419	82.62
Performance share adjustments	13,365	64.44
Vested	(182,860)	50.21
Forfeited	(42,233)	55.81
Outstanding at December 28, 2013	813,732	$51.92
The fair value of performance awards, restricted stock and restricted stock units vested in 2013, 2012 and 2011 was $14.8 million, $19.6 million and $17.3 million, respectively. The weighted-average grant-date fair value per share of these awards in 2013, 2012 and 2011 was $82.62, $60.69 and $56.26, respectively.
Compensation expense associated with performance awards, restricted stock and restricted stock units that settle in stock is equal to the market value of the shares on the date of grant and is recorded pro rata over the requisite service period. For awards which are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares and is included as a liability on the Consolidated Balance Sheets. Shares outstanding with cash settled awards totaled 19,099, 7,071 and 7,530 shares as of December 28, 2013, December 29, 2012 and December 31, 2011, respectively. These cash settled awards had a fair value of $1.8 million and $0.4 million as of December 28, 2013 and December 29, 2012, respectively.
Compensation expense associated with all employee stock-based compensation was $19.5 million, $20.1 million and $18.0 million in 2013, 2012 and 2011, respectively. The estimated tax benefit associated with this compensation expense was $7.0 million, $7.2 million and $6.5 million in 2013, 2012 and 2011, respectively. As of December 28, 2013, total unrecognized stock based compensation expense related to all stock based awards was $18.2 million, which is expected to be recognized over a weighted average period of 28 months.
Expense related to earned cash performance awards of $19.4 million, $22.6 million and $19.0 million was included in the Consolidated Statements of Income for 2013, 2012 and 2011, respectively.
In 2011 through 2013, under an open market share repurchase program that originally began in 2007, the Company's Board of Directors increased the authorization on three separate occasions to a total of $2 billion. The authorization currently has an expiration date of February 1, 2017.
During 2013, 2012 and 2011, the Company repurchased 4.6 million, 3.3 million and 7.1 million shares at an aggregate cost of $374.9 million, $200.0 million and $426.1 million, respectively. Since inception of the program in May 2007 and through December 28, 2013, the Company had repurchased 20.1 million shares at an aggregate cost of $1.20 billion.

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

South America	Both housewares and beauty products under the Armand Dupree, Fuller®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $557.0 million, $610.5 million and $679.8 million in 2013, 2012 and 2011, respectively.

(In millions)	2013	2012	2011
Net sales:
Europe	$782.7	$791.4	$848.9
Asia Pacific	836.9	780.7	714.0
Tupperware North America	358.0	344.8	352.0
Beauty North America	320.1	348.3	395.5
South America	373.9	318.6	274.6
Total net sales	$2,671.6	$2,583.8	$2,585.0
Segment profit:
Europe	$130.0	$131.6	$148.3
Asia Pacific	188.1	172.7	147.0
Tupperware North America	65.9	63.7	58.4
Beauty North America	16.1	30.2	37.9
South America	68.9	61.0	48.6
Total segment profit	469.0	459.2	440.2
Unallocated expenses	(62.4)	(62.6)	(58.9)
Re-engineering and impairment charges (a)	(9.3)	(22.4)	(7.9)
Impairment of goodwill and intangibles (b)	—	(76.9)	(36.1)
Gains on disposal of assets (c)	0.7	7.9	3.8
Interest expense, net (d)	(37.6)	(32.4)	(45.8)
Income before taxes	$360.4	$272.8	$295.3

(In millions)	2013	2012	2011
Depreciation and amortization:
Europe	$20.8	$20.7	$21.3
Asia Pacific	10.5	10.1	9.2
Tupperware North America	8.4	7.6	8.4
Beauty North America	7.5	5.2	6.4
South America	2.8	2.1	2.1
Corporate	4.8	3.9	2.4
Total depreciation and amortization	$54.8	$49.6	$49.8
Capital expenditures:
Europe	$19.5	$24.7	$34.4
Asia Pacific	18.8	23.3	11.6
Tupperware North America	10.7	10.1	9.4
Beauty North America	3.7	3.8	3.9
South America	12.9	11.8	6.4
Corporate	3.4	1.9	8.2
Total capital expenditures	$69.0	$75.6	$73.9
Identifiable assets:
Europe	$367.4	$385.4	$395.9
Asia Pacific	308.6	331.3	331.9
Tupperware North America	148.4	140.0	143.8
Beauty North America	356.7	320.3	337.4
South America	127.6	114.9	105.4
Corporate	535.2	529.9	508.2
Total identifiable assets	$1,843.9	$1,821.8	$1,822.6
____________________

a.	The re-engineering and impairment charges line includes severance expenses and other exit costs. See Note 2 to the Consolidated Financial Statements.

b.
Reviews of the value of the intangible assets related to the acquisition of the Sara Lee direct-to-consumer units acquired in 2005 and BeautiControl acquired in 2000, resulted in the conclusion that certain of the tradenames and goodwill had been impaired in 2012 and 2011. This resulted in charges of $76.9 million related to BeautiControl, NaturCare and Nutrimetics in 2012 and $36.1 million related to Nutrimetics in 2011. There were no such impairments in 2013.

c.
Gains on disposal of assets in 2013 primarily related to the collection of proceeds on land sold in 2006. In 2012, this caption included $7.5 million from the sale of a facility in Belgium, $0.2 million from insurance proceeds due to a flood in Venezuela and $0.2 million from equipment sales. In 2011, the Company recorded a pretax gain from insurance proceeds of $3.0 million, net of cost, related to a flood in Australia, as well as $0.7 million related to the sale of land held for development near the Company's Orlando, Florida headquarters.

d.
In 2011, the Company recorded $19.8 million in interest expense related to the impairment of interest rate swaps and the write off of deferred debt costs in conjunction with the early extinguishment of debt.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Sales of Tupperware and beauty products to customers in Mexico were $407.6 million, $404.8 million and $436.5 million in 2013, 2012 and 2011, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware and beauty products to customers in the United States were $229.3 million, $244.7 million and $264.3 million in 2013, 2012 and 2011, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.

Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2013, 2012 and 2011, respectively, long-lived assets in the United States were $90.4 million, $85.5 million and $81.2 million.
As of December 28, 2013 and December 29, 2012, the Company's net investment in international operations was $602.1 million and $562.1 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

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
Leases. Rental expense for operating leases totaled $31.7 million in 2013, $32.1 million in 2012 and $34.3 million in 2011. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 28, 2013 were: 2014-$33.7 million; 2015-$22.7 million; 2016-$12.3 million; 2017-$7.7 million; 2018-$7.1 million; and after 2018-$8.0 million. Leases included in the minimum rental commitments for 2014 and 2015 primarily relate to lease agreements for automobiles which generally have a lease term of 2-3 years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17:	Allowance for Long-Term Receivables
As of December 28, 2013, $21.2 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of December 28, 2013 was as follows (in millions):

Balance at December 29, 2012	$22.4
Write-offs	(4.1)
Provision (a)	2.4
Currency translation adjustment	(0.2)
Balance at December 28, 2013	$20.5
____________________
(a)    Provision includes $1.5 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 7 to the Consolidated Financial Statements.
Condensed consolidated financial information as of December 28, 2013 and December 29, 2012 and for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.
In November 2013, the Company determined that it had misclassified certain intercompany transactions previously reported in the Condensed Consolidating Statement of Cash Flows for each period included in Note 18, Guarantor Information, in the Company's 2012 Annual Report on Form 10-K and the applicable notes in the first and second quarters of 2013. These transactions primarily related to intercompany loans and borrowings between the Parent, Guarantor and Non-Guarantors. Depending on whether it was from the perspective of the Parent, Guarantor or Non-Guarantors, the cash flows related to these transactions should have been classified as either investing or financing activities. These misclassifications do not impact the total net change in cash and cash equivalents reported in each column presented for each period included in Note 18 in the Company's 2012 Annual Report and the applicable notes in the first and second quarters of 2013. There was no impact on the Company's Consolidated Statement of Cash Flows for any of these periods. The Company assessed the materiality of these items on its previously issued annual and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. As such, the Company is revising the condensed consolidating statements of cash flows included in the guarantor financial information of future filings in which the revised information is presented, to reflect the required classification adjustments in the respective periods. The condensed consolidating statements of cash flow presented below for the periods ended December 31, 2011 and December 29, 2012, as revised, reflect the correct classification of intercompany transactions as investing and financing activities.

Condensed Consolidating Balance Sheet

	December 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$127.2	$—	$127.3
Accounts receivable, net	—	—	168.8	—	168.8
Inventories	—	—	313.4	—	313.4
Deferred income tax benefits, net	4.7	39.3	52.4	—	96.4
Non-trade amounts receivable, net	0.2	11.9	38.0	—	50.1
Intercompany receivables	12.0	447.0	467.3	(926.3)	—
Prepaid expenses and other current assets	1.7	78.6	64.4	(121.7)	23.0
Total current assets	18.6	576.9	1,231.5	(1,048.0)	779.0
Deferred income tax benefits, net	86.2	191.1	120.6	—	397.9
Property, plant and equipment, net	—	38.6	262.3	—	300.9
Long-term receivables, net	—	0.1	23.0	—	23.1
Trademarks and tradenames	—	—	125.7	—	125.7
Other intangible assets, net	—	—	3.2	—	3.2
Goodwill	—	2.9	178.6	—	181.5
Investments in subsidiaries	1,679.9	2,333.2	—	(4,013.1)	—
Intercompany notes receivable	53.7	585.8	1,841.9	(2,481.4)	—
Other assets, net	5.1	8.1	36.4	(17.0)	32.6
Total assets	$1,843.5	$3,736.7	$3,823.2	$(7,559.5)	$1,843.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$0.2	$3.7	$145.8	$—	$149.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	121.0	—	114.4	—	235.4
Intercompany payables	412.1	466.9	47.3	(926.3)	—
Accrued liabilities	80.5	61.8	331.8	(121.7)	352.4
Total current liabilities	613.8	532.4	639.3	(1,048.0)	737.5
Long-term debt and capital lease obligations	602.6	—	17.3	—	619.9
Intercompany notes payable	349.7	1,492.2	639.5	(2,481.4)	—
Other liabilities	24.5	31.5	194.6	(17.0)	233.6
Shareholders' equity	252.9	1,680.6	2,332.5	(4,013.1)	252.9
Total liabilities and shareholders' equity	$1,843.5	$3,736.7	$3,823.2	$(7,559.5)	$1,843.9

Condensed Consolidating Balance Sheet

	December 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.2	$119.6	$—	$119.8
Accounts receivable, net	—	—	173.4	—	173.4
Inventories	—	—	313.9	—	313.9
Deferred income tax benefits, net	4.8	46.8	43.3	—	94.9
Non-trade amounts receivable, net	—	3.2	35.8	—	39.0
Intercompany receivables	152.0	378.0	415.4	(945.4)	—
Prepaid expenses and other current assets	1.4	65.8	111.0	(152.7)	25.5
Total current assets	158.2	494.0	1,212.4	(1,098.1)	766.5
Deferred income tax benefits, net	82.9	174.2	102.0	—	359.1
Property, plant and equipment, net	—	32.4	266.4	—	298.8
Long-term receivables, net	—	0.1	24.7	—	24.8
Trademarks and tradenames	—	—	138.4	—	138.4
Other intangible assets, net	—	—	5.0	—	5.0
Goodwill	—	2.9	190.0	—	192.9
Investment in subsidiaries	1,417.0	2,195.0	—	(3,612.0)	—
Intercompany notes receivable	81.5	578.2	1,677.4	(2,337.1)	—
Other assets, net	4.5	7.9	86.2	(62.3)	36.3
Total assets	$1,744.1	$3,484.7	$3,702.5	$(7,109.5)	$1,821.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.6	$152.2	$—	$154.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	37.0	—	166.4	—	203.4
Intercompany payables	343.4	556.3	45.7	(945.4)	—
Accrued liabilities	116.4	96.7	275.9	(152.7)	336.3
Total current liabilities	496.8	655.6	640.2	(1,098.1)	694.5
Long-term debt and capital lease obligations	396.4	—	18.0	—	414.4
Intercompany notes payable	346.9	1,330.5	659.7	(2,337.1)	—
Other liabilities	24.9	77.3	193.9	(62.3)	233.8
Shareholders' equity	479.1	1,421.3	2,190.7	(3,612.0)	479.1
Total liabilities and shareholders' equity	$1,744.1	$3,484.7	$3,702.5	$(7,109.5)	$1,821.8

Consolidating Statement of Income

	December 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,679.0	$(7.4)	$2,671.6
Other revenue	—	124.6	18.3	(142.9)	—
Cost of products sold	—	18.3	1,012.3	(140.8)	889.8
Gross margin	—	106.3	1,685.0	(9.5)	1,781.8
Delivery, sales and administrative expense	20.8	72.0	1,286.4	(9.5)	1,369.7
Re-engineering and impairment charges	—	—	9.3	—	9.3
Gains on disposal of assets including insurance recoveries, net	—	—	0.7	—	0.7
Operating income (loss)	(20.8)	34.3	390.0	—	403.5
Interest income	0.4	30.9	7.4	(36.1)	2.6
Interest expense	33.8	19.8	22.7	(36.1)	40.2
Income from equity investments in subsidiaries	308.9	280.9	—	(589.8)	—
Other expense (income)	—	(0.1)	5.6	—	5.5
Income before income taxes	254.7	326.4	369.1	(589.8)	360.4
Provision for income taxes	(19.5)	18.7	87.0	—	86.2
Net income	$274.2	$307.7	$282.1	$(589.8)	$274.2
Comprehensive income	$228.7	$262.7	$249.4	$(512.1)	$228.7
Consolidating Statement of Income

	December 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,591.3	$(7.5)	$2,583.8
Other revenue	—	128.2	30.8	(159.0)	—
Cost of products sold	—	30.9	992.0	(166.5)	856.4
Gross margin	—	97.3	1,630.1	—	1,727.4
Delivery, sales and administrative expense	21.7	55.4	1,252.4	—	1,329.5
Re-engineering and impairment charges	—	—	22.4	—	22.4
Impairment of goodwill and intangible assets	—	—	76.9	—	76.9
Gains on disposal of assets including insurance recoveries, net	—	0.5	7.4	—	7.9
Operating income (loss)	(21.7)	42.4	285.8	—	306.5
Interest income	1.6	30.9	4.9	(34.9)	2.5
Interest expense	28.1	20.4	21.3	(34.9)	34.9
Income from equity investments in subsidiaries	223.8	180.8	—	(404.6)	—
Other expense (income)	—	1.0	0.3	—	1.3
Income before income taxes	175.6	232.7	269.1	(404.6)	272.8
Provision for income taxes	(17.4)	11.2	86.0		79.8
Net income	$193.0	$221.5	$183.1	$(404.6)	$193.0
Comprehensive income	$217.2	$248.8	$178.6	$(427.4)	$217.2

Consolidating Statement of Income

	December 31, 2011
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,591.1	$(6.1)	$2,585.0
Other revenue	—	101.9	12.3	(114.2)	—
Cost of products sold	—	12.4	970.4	(120.3)	862.5
Gross margin	—	89.5	1,633.0	—	1,722.5
Delivery, sales and administrative expense	20.9	42.9	1,276.2	—	1,340.0
Re-engineering and impairment charges	—	—	7.9	—	7.9
Impairment of goodwill and intangible assets	—	—	36.1	—	36.1
Gains on disposal of assets including insurance recoveries, net	—	3.0	0.8	—	3.8
Operating income (loss)	(20.9)	49.6	313.6	—	342.3
Interest income	2.0	33.1	10.5	(42.4)	3.2
Interest expense	46.9	15.0	29.5	(42.4)	49.0
Income from equity investments in subsidiaries	260.5	222.9	—	(483.4)	—
Other expense (income)	0.1	—	1.1	—	1.2
Income before income taxes	194.6	290.6	293.5	(483.4)	295.3
Provision for income taxes	(23.7)	35.6	65.1	—	77.0
Net income	$218.3	$255.0	$228.4	$(483.4)	$218.3
Comprehensive income	$169.3	$187.9	$194.0	$(381.9)	$169.3

Condensed Consolidating Statement of Cash Flows

	December 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(66.7)	$53.7	$410.9	$(74.4)	$323.5
Investing Activities:
Capital expenditures	—	(14.2)	(54.8)	—	(69.0)
Proceeds from disposal of property, plant and equipment	—	—	8.9	—	8.9
Net intercompany loans	27.9	(223.9)	(193.3)	389.3	—
Net cash provided by (used in) investing activities	27.9	(238.1)	(239.2)	389.3	(60.1)
Financing Activities:
Dividend payments to shareholders	(116.8)	—	—	—	(116.8)
Dividend payments to parent	—	—	(94.9)	94.9	—
Net proceeds from issuance of senior notes	200.0	—	—	—	200.0
Proceeds from exercise of stock options	21.0	—	—	—	21.0
Repurchase of common stock	(379.4)	—	—	—	(379.4)
Repayment of long-term debt and capital lease obligations	—	—	(2.5)	—	(2.5)
Net change in short-term debt	84.0	—	(56.2)	—	27.8
Debt issuance costs	(2.2)	—	—	—	(2.2)
Excess tax benefits from share-based payment arrangements	14.5	—	—	—	14.5
Net intercompany borrowings	217.7	184.3	7.8	(409.8)	—
Net cash provided by (used in) financing activities	38.8	184.3	(145.8)	(314.9)	(237.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(18.3)	—	(18.3)
Net change in cash and cash equivalents	—	(0.1)	7.6	—	7.5
Cash and cash equivalents at beginning of year	—	0.2	119.6	—	119.8
Cash and cash equivalents at end of period	$—	$0.1	$127.2	$—	$127.3

Condensed Consolidating Statement of Cash Flows

	Year Ended December 29, 2012
	Parent		Guarantor		Non-Guarantors		Eliminations		Total
(In millions)	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Operating Activities:
Net cash provided by (used in) operating activities	$(644.0)	$639.8	$942.0	$97.5	$158.5	$404.0	$(157.8)	$(842.6)	$298.7
Investing Activities:
Capital expenditures	—	—	(10.6)	(10.6)	(65.0)	(65.0)	—	—	(75.6)
Proceeds from disposal of property, plant and equipment	—	—	0.3	0.3	10.5	10.5	—	—	10.8
Return of capital	854.9	854.9	—	—	—	—	(854.9)	(854.9)	—
Net intercompany loans	—	6.9	—	1,327.9	—	(247.2)	—	(1,087.6)	—
Net cash provided by (used in) investing activities	854.9	861.8	(10.3)	1,317.6	(54.5)	(301.7)	(854.9)	(1,942.5)	(64.8)
Financing Activities:
Dividend payments to shareholders	(77.6)	(77.6)	—	—	—	—	—	—	(77.6)
Dividend payments to parent	—	—	—	(686.2)	(131.7)	(131.7)	131.7	817.9	—
Proceeds from exercise of stock options	12.9	12.9	—	—	—	—	—	—	12.9
Repurchase of common stock	(205.0)	(205.0)	—	—	—	—	—	—	(205.0)
Repayment of capital lease obligations	—	—	—	—	(2.3)	(2.3)	—	—	(2.3)
Net change in short-term debt	37.0	37.0	—	—	(31.0)	(31.0)	—	—	6.0
Excess tax benefits from share-based payment arrangements	13.5	13.5	—	—	—	—	—	—	13.5
Net intercompany borrowings	8.3	(1,282.4)	(79.3)	123.5	44.9	46.6	26.1	1,112.3	—
Return of capital to parent	—	—	(854.9)	(854.9)	—	—	854.9	854.9	—
Net cash provided by (used in) financing activities	(210.9)	(1,501.6)	(934.2)	(1,417.6)	(120.1)	(118.4)	1,012.7	2,785.1	(252.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.8	0.8	(0.6)	(0.6)	—	—	0.2
Net change in cash and cash equivalents	—	—	(1.7)	(1.7)	(16.7)	(16.7)	—	—	(18.4)
Cash and cash equivalents at beginning of year	—	—	1.9	1.9	136.3	136.3	—	—	138.2
Cash and cash equivalents at end of period	$—	$—	$0.2	$0.2	$119.6	$119.6	$—	$—	$119.8

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2011
	Parent		Guarantor		Non-Guarantors		Eliminations		Total
(In millions)	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Operating Activities:
Net cash provided by (used in) operating activities	$360.4	$(47.1)	$(232.0)	$220.3	$129.5	$77.3	$16.8	$24.2	$274.7
Investing Activities:
Capital expenditures	—	—	(12.7)	(12.7)	(61.2)	(61.2)	—	—	(73.9)
Proceeds from disposal of property, plant and equipment	—	—	—	—	5.0	5.0	—	—	5.0
Net intercompany loans	—	142.9	—	(444.6)	—	(206.6)	—	508.3	—
Net cash provided by (used in) investing activities	—	142.9	(12.7)	(457.3)	(56.2)	(262.8)	—	508.3	(68.9)
Financing Activities:
Dividend payments to shareholders	(73.8)	(73.8)	—	—	—	—	—	—	(73.8)
Dividend payments to parent	—	—	—	—	(12.0)	(12.0)	12.0	12.0	—
Net proceeds from issuance of senior notes	393.3	393.3	—	—	—	—	—	—	393.3
Proceeds from exercise of stock options	16.1	16.1	—	—	—	—	—	—	16.1
Repurchase of common stock	(428.6)	(428.6)	—	—	—	—	—	—	(428.6)
Repayment of long-term debt and capital lease obligations	(405.0)	(405.0)	—	—	(2.4)	(2.4)	—	—	(407.4)
Net change in short-term debt	0.2	0.2	—	—	193.3	193.3	—	—	193.5
Debt issuance costs	(3.0)	(3.0)	—	—	—	—	—	—	(3.0)
Excess tax benefits from share-based payment arrangements	9.0	9.0	—	—	—	—	—	—	9.0
Net intercompany borrowings	111.4	376.0	195.8	188.1	(278.4)	(19.6)	(28.8)	(544.5)	—
Net cash provided by (used in) financing activities	(380.4)	(115.8)	195.8	188.1	(99.5)	159.3	(16.8)	(532.5)	(300.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.4)	(1.4)	(14.0)	(14.0)	—	—	(15.4)
Net change in cash and cash equivalents	(20.0)	(20.0)	(50.3)	(50.3)	(40.2)	(40.2)	—	—	(110.5)
Cash and cash equivalents at beginning of year	20.0	20.0	52.2	52.2	176.5	176.5	—	—	248.7
Cash and cash equivalents at end of period	$—	$—	$1.9	$1.9	$136.3	$136.3	$—	$—	$138.2

Note 19:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 28, 2013 and December 29, 2012.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 28, 2013
Net sales	$662.9	$688.4	$603.2	$717.1
Gross margin	440.1	462.4	403.6	475.7
Net income	58.2	76.3	49.9	89.8
Basic earnings per share	1.09	1.46	0.97	1.78
Diluted earnings per share	1.06	1.43	0.95	1.74
Dividends declared per share	0.62	0.62	0.62	0.62
Composite stock price range:
High	82.28	85.22	88.18	97.14
Low	62.17	73.07	76.18	84.38
Close	81.74	77.69	86.90	94.91
Year ended December 29, 2012
Net sales	$639.5	$638.9	$594.4	$711.0
Gross margin	426.4	432.2	394.9	473.9
Net income	58.3	12.7	47.5	74.5
Basic earnings per share	1.04	0.23	0.86	1.37
Diluted earnings per share	1.02	0.22	0.85	1.34
Dividends declared per share	0.36	0.36	0.36	0.36
Composite stock price range:
High	64.99	64.63	58.08	67.82
Low	54.88	51.28	50.90	52.80
Close	63.50	54.76	53.59	62.67
Certain items impacting quarterly comparability for 2013 and 2012 were as follows:

•
Pretax re-engineering and impairment costs of $2.2 million, $2.2 million, $2.7 million and $2.2 million were recorded in the first through fourth quarters of 2013, respectively. Pretax re-engineering and impairment costs of $0.9 million, $1.1 million, $2.0 million and $18.4 million were recorded in the first through fourth quarters of 2012, respectively. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

•
In the second quarter of 2012, the Company recorded a pretax $76.9 million of impairment charges related to certain intangibles and goodwill, related to BeautiControl, NaturCare and Nutrimetics. There were no impairments in 2013.

•
In the first and second quarter of 2013, the Company recorded $3.9 million and $0.3 million, respectively, due to the translation impact related to the net monetary asset, inventory, and non-recurring deferred tax balance sheet positions when, in the first quarter of 2013, the Venezuelan government devalued the bolivar to U.S. dollar exchange rate to 6.3.

•
In the third quarter of 2013, the company recorded $0.9 million related to the collection of proceeds on land sold in 2006. In the second quarter of 2012, the Company recognized a $7.5 million pretax gain from the sale of its old manufacturing facility in Belgium.

Note 20:	Subsequent Event
On February 10, 2014, the Company signed a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank, one of the participating banks in the Company's New Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 125 basis points. The Company has and expects in the future to use proceeds from borrowings under this agreement to reduce what it would otherwise borrow under the New Credit Agreement.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Tupperware Brands Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 25, 2014

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company's internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
Item 9B.Other Information.
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2014 Annual Meeting of Shareholders to be held on May 9, 2014 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 9, 2014 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 9, 2014 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during 2013, as set forth by Item 407(c)(3).
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 9, 2014 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial expert, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held on May 9, 2014, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held on May 9, 2014 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2014 Annual Meeting of Shareholders to be held on May 9, 2014, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2014 Annual Meeting of Shareholders to be held on May 9, 2014 is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2014 Annual Meeting of Shareholders to be held on May 9, 2014 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:
Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows - Years ended December 28, 2013, December 29, 2012 and December 31, 2011;
Consolidated Balance Sheets - December 28, 2013 and December 29, 2012;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Public Accounting Firm.
(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 28, 2013.
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

*10.8	2002 Incentive Plan, as amended through January 26, 2009 (Attached as Exhibit 10.10 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.9	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.10	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.11	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.12	2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.13	Credit Agreement dated September 11, 2013 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on September 11, 2013 and incorporated herein by reference).
21	Subsidiaries of Tupperware Brands Corporation as of February 25, 2014.
23	Consent of Independent Registered Certified Public Accounting Firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.
101
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

*    Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 28, 2013
(In millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 28, 2013	$53.9	$11.8	$—	$(9.9)	/F1	$54.4
				(1.4)	/F2
Year ended December 29, 2012	51.2	10.9	—	(9.0)	/F1	53.9
				0.8	/F2
Year ended December 31, 2011	52.3	11.5	—	(10.6)	/F1	51.2
				(2.0)	/F2
Valuation allowance for deferred tax assets:
Year ended December 28, 2013	103.1	—	—	(4.4)	/F2	34.8
				(39.0)	/F3
				(24.9)	/F4
Year ended December 29, 2012	96.0	2.7	2.5	1.9	/F2	103.1
Year ended December 31, 2011	99.8	(0.3)	4.3	(7.8)	/F2	96.0
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.
F3 Represents release of valuation allowance as reduction of costs and expenses. See Note 12 to the consolidated financial statements for additional information.
F4 Represents write-off of net operating losses for which a valuation allowance was already recorded. See Note 12 to the consolidated financial statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION
(Registrant)

By:	/S/ E.V. GOINGS
E.V. Goings
Chairman and Chief Executive Officer
February 25, 2014

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
February 25, 2014