Form 10-Q
period 2014-03-29
TUPPERWARE BRANDS CORP
filed 2014-05-06
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 29, 2014
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
As of May 1, 2014, 50,453,424 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 29, 2014	March 30, 2013
Net sales	$663.2	$662.9
Cost of products sold	221.6	222.8
Gross margin	441.6	440.1

Delivery, sales and administrative expense	344.5	348.5
Re-engineering and impairment charges	2.3	2.2
Gains on disposal of assets	1.8	—
Operating income	96.6	89.4

Interest income	0.7	0.6
Interest expense	12.4	8.9
Other expense	14.1	2.9
Income before income taxes	70.8	78.2

Provision for income taxes	18.6	20.0
Net income	$52.2	$58.2

Earnings per share:
Basic	$1.04	$1.09
Diluted	1.02	1.06

Weighted-average shares outstanding:
Basic	50.2	53.6
Diluted	51.1	54.7

Dividends declared per common share	$0.68	$0.62

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 29, 2014	March 30, 2013
Net income	$52.2	$58.2
Other comprehensive income:
Foreign currency translation adjustments	(0.9)	12.2
Deferred gain on cash flow hedges, net of tax provision of $0.2 and benefit of $0.3, respectively	1.5	0.1
Pension and other post-retirement income (costs), net of tax provision of $0.1 and benefit of $0.5, respectively	0.3	(1.4)
Other comprehensive income	0.9	10.9
Total comprehensive income	$53.1	$69.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 29, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$99.6	$127.3
Accounts receivable, less allowances of $32.2 and $32.9, respectively	199.5	168.8
Inventories	326.0	313.4
Deferred income tax benefits, net	92.4	96.4
Non-trade amounts receivable, net	54.9	50.1
Prepaid expenses and other current assets	35.8	23.0
Total current assets	808.2	779.0
Deferred income tax benefits, net	416.3	397.9
Property, plant and equipment, net	297.8	300.9
Long-term receivables, less allowances of $19.1 and $20.5, respectively	21.7	23.1
Trademarks and tradenames, net	121.8	125.7
Other intangible assets, net	2.7	3.2
Goodwill	180.8	181.5
Other assets, net	34.9	32.6
Total assets	$1,884.2	$1,843.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$115.5	$149.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	295.4	235.4
Accrued liabilities	351.4	352.4
Total current liabilities	762.3	737.5
Long-term debt and capital lease obligations	619.0	619.9
Other liabilities	233.0	233.6
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	180.4	178.3
Retained earnings	1,298.2	1,289.2
Treasury stock, 13,178,366 and 13,282,929 shares, respectively, at cost	(893.4)	(898.4)
Accumulated other comprehensive loss	(315.9)	(316.8)
Total shareholders' equity	269.9	252.9
Total liabilities and shareholders' equity	$1,884.2	$1,843.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 29, 2014	March 30, 2013
Operating Activities:
Net income	$52.2	$58.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15.7	12.1
Unrealized foreign exchange loss	13.4	2.5
Equity compensation	5.0	4.7
Amortization of deferred debt costs	0.2	0.1
Premium on senior notes	—	6.3
Accrued interest received on senior notes	—	2.6
Net gains on disposal of assets	(1.8)	—
Provision for bad debts	2.7	3.5
Write-down of inventories	6.3	3.6
Non-cash impact of re-engineering and impairment costs	0.4	—
Net change in deferred income taxes	(8.7)	(8.6)
Excess tax benefits from share-based payment arrangements	(5.8)	(8.3)
Changes in assets and liabilities:
Accounts and notes receivable	(32.2)	(25.1)
Inventories	(19.3)	(21.1)
Non-trade amounts receivable	(6.9)	(4.7)
Prepaid expenses	(12.1)	(8.2)
Other assets	(1.7)	3.3
Accounts payable and accrued liabilities	(8.2)	(17.2)
Income taxes payable	(12.4)	6.5
Other liabilities	—	(0.4)
Net cash impact from hedging activity	(4.7)	3.9
Other	(0.4)	0.2
Net cash provided by (used in) operating activities	(18.3)	13.9
Investing Activities:
Capital expenditures	(14.4)	(9.1)
Proceeds from disposal of property, plant and equipment	4.2	0.5
Net cash used in investing activities	(10.2)	(8.6)
Financing Activities:
Dividend payments to shareholders	(32.6)	(19.7)
Net proceeds from issuance of senior notes	—	200.0
Proceeds from exercise of stock options	4.8	13.8
Repurchase of common stock	(16.9)	(103.6)
Repayment of capital lease obligations	(1.0)	(0.5)
Net change in short-term debt	58.5	(71.1)
Debt issuance costs	—	(0.2)
Excess tax benefits from share-based payment arrangements	5.8	8.3
Net cash provided by financing activities	18.6	27.0
Effect of exchange rate changes on cash and cash equivalents	(17.8)	(4.7)
Net change in cash and cash equivalents	(27.7)	27.6
Cash and cash equivalents at beginning of year	127.3	119.8
Cash and cash equivalents at end of period	$99.6	$147.4
See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the audited 2013 financial statements included in the Company's Annual Report on Form 10-K for the year ended December 28, 2013.
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
Venezuela Foreign Currency Translation: In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a "banded" exchange rate of 5.3 bolivars to the U.S. dollar. In February 2013, the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar ("Official Rate") and abolished the banded exchange rate. In March 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement ("SICAD 1"). SICAD 1 is an auction system and allows entities in specific sectors to bid for U.S. dollars. In late March 2014, the Company was invited to participate, for the first time, in the SICAD 1 auction process at a rate of 10.8 bolivars to the U.S. dollar ("SICAD 1 Rate"). The Company did not exchange money through the SICAD 1 mechanism in the first quarter of 2014, though it did exchange currency at the Official Rate. As a result, the Company continued to use the Official Rate to measure its operating activity during the first quarter of 2014. Since the Company anticipates making future currency exchanges under the SICAD 1 Rate and does not expect the Official Rate to be widely available in the future, the Company used the SICAD 1 Rate to remeasure the balance sheet at the end of the first quarter. The negative impact of this devaluation from the net monetary assets on the balance sheet at the end of the first quarter was $13.4 million pretax and was recorded in Other Expense on the Consolidated Statements of Income.
As of March 29, 2014, the Company had approximately $21 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar. As of March 29, 2014, there was also $15 million of inventory on the balance sheet in Venezuela, which when it is sold will be included in cost of sales at the dollar value at which it was originally recorded. In addition, the Company had $3 million in net deferred tax assets that will impact the income tax provision at the dollar value it was originally recorded.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2014 and 2013 were $38.7 million and $38.0 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $113.8 million and $115.3 million for the first quarters of 2014 and 2013, respectively.

Note 4:	Inventories

(In millions)	March 29, 2014	December 28, 2013
Finished goods	$246.2	$245.0
Work in process	34.8	27.4
Raw materials and supplies	45.0	41.0
Total inventories	$326.0	$313.4

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows (in millions, except per share amounts):

	13 weeks ended
	March 29, 2014	March 30, 2013
Net income	$52.2	$58.2
Weighted-average shares of common stock outstanding	50.2	53.6
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.9	1.1
Weighted-average common and common equivalent shares outstanding	51.1	54.7
Basic earnings per share	$1.04	$1.09
Diluted earnings per share	$1.02	$1.06
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.4	0.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income (loss) before reclassifications	(0.9)	2.8	—	1.9
Amounts reclassified from accumulated other comprehensive loss	—	(1.3)	0.3	(1.0)
Net current-period other comprehensive income (loss)	(0.9)	1.5	0.3	0.9
Balance at March 29, 2014	$(284.0)	$3.7	$(35.6)	$(315.9)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2012	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive income (loss) before reclassifications	12.2	0.1	(2.1)	10.2
Amounts reclassified from accumulated other comprehensive loss	—	—	0.7	0.7
Net current-period other comprehensive income (loss)	12.2	0.1	(1.4)	10.9
Balance at March 30, 2013	$(206.0)	$(0.1)	$(54.3)	$(260.4)
In the first quarter of 2014, pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of $1.7 million of net gains. The tax provision associated with these items was $0.4 million. There were no such amounts reclassified in the first quarter of 2013. See Note 10 for further discussion of derivatives.
In the first quarters of 2014 and 2013, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items. They consisted of prior service benefits of $0.2 million and $0.1 million, respectively, and actuarial losses of $0.6 million and $1.2 million, respectively. The tax benefit associated with these items was $0.1 million and $0.4 million, respectively. See Note 12 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Other Exit Costs
The Company recorded $2.3 million and $2.2 million in re-engineering and impairment charges during the first quarters of 2014 and 2013, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating its Armand Dupree business in the United States.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of March 29, 2014 and December 28, 2013 were as follows (in millions):

	March 29, 2014	December 28, 2013
Beginning of the year balance	$2.6	$1.5
Provision	2.3	9.3
Cash expenditures:
Severance	(2.0)	(6.1)
Other	(0.3)	(2.0)
Non-cash asset impairments	(0.5)	(0.1)
End of period balance	$2.1	$2.6
The accrual balance as of March 29, 2014, related primarily to severance payments to be made by the end of the second quarter of 2014. In connection with the decision to cease operating the Armand Dupree business in the United States, the Company recorded $1.6 million in cost of sales for inventory obsolescence.

Note 8:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
Effective with the first quarter of 2014, the management structure of the Company’s Nutrimetics France business was re-aligned for operational and strategic purposes. Consequently, Nutrimetics France is now being reported in the Asia Pacific segment, whereas it had previously been reported in the Europe segment. Comparable information from 2013 has been reclassified to conform to the new presentation. In full year 2013, Nutrimetics France generated less than 1 percent of total sales.
The Company's reportable segments include the following:

Europe
Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain® which sells beauty and personal care products. Asia Pacific also sells beauty and personal care products in some of its units under the NaturCare®, Nutrimetics® and Fuller® brands.

Asia Pacific
Tupperware North America
Beauty North America
Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and the Armand Dupree® and Fuller Cosmetics® brands in Mexico and Central America.

South America	Both housewares and beauty products under the Armand Dupree®, Fuller®, Nutrimetics®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $127.7 million and $144.8 million in the first quarters of 2014 and 2013, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended
(In millions)	March 29, 2014	March 30, 2013
Net sales:
Europe	$213.3	$214.9
Asia Pacific	199.0	202.4
Tupperware North America	81.5	82.8
Beauty North America	73.5	85.5
South America	95.9	77.3
Total net sales	$663.2	$662.9
Segment profit:
Europe	$40.3	$37.5
Asia Pacific	40.9	42.5
Tupperware North America	13.6	12.3
Beauty North America (a)	(0.7)	6.4
South America	3.4	5.7
Total segment profit	$97.5	$104.4
Unallocated expenses	(14.4)	(15.7)
Re-engineering and impairment charges (a)	(2.3)	(2.2)
Gains on disposal of assets	1.8	—
Interest expense, net	(11.8)	(8.3)
Income before taxes	$70.8	$78.2

(In millions)	March 29, 2014	December 28, 2013
Identifiable assets:
Europe	$372.6	$360.8
Asia Pacific	336.1	315.3
Tupperware North America	165.8	148.4
Beauty North America	348.2	356.7
South America	143.6	127.6
Corporate	517.9	535.1
Total identifiable assets	$1,884.2	$1,843.9
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9:	Debt
Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 at an issue price of 98.989% under an indenture, dated as of June 2, 2011 (the "Indenture"), entered into by the Company and its 100% subsidiary, Dart Industries Inc. (the “Guarantor”).
On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes") at an issue price of 103.781% in a registered public offering. The Senior Notes form a single series under the Indenture. The March 2013 proceeds were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement in place at that time. The remaining net proceeds were used to fund share repurchases in 2013 under the Company's common stock repurchase authorization. As a result of the 2013 issuance, the Company recorded a premium of $7.6 million to be amortized over the life of the Senior Notes. The Company also incurred $1.5 million in deferred financing costs, of which $1.3 million was netted with the bond premium on the statement of cash flows.
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
•upon legal defeasance or covenant defeasance of the Senior Notes as set forth in the Indenture;

•	as to any property or assets constituting Collateral owned by the Guarantor that is released from its Guarantee in accordance with the Indenture;

•	with the consent of the Holders of the requisite percentage of Senior Notes in accordance with the Indenture; and
•if the rating on the Senior Notes is changed to investment grade in accordance with the Indenture.
Credit Agreement
In September 2013, the Company and its wholly-owned subsidiary, Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated the multicurrency Credit Agreement (the “Credit Agreement”) with its consortium of lenders. The Credit Agreement replaced the credit facility dated June 2, 2011 (the “Old Credit Facility”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Facility. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of March 29, 2014, the Company had total borrowings of $290.6 million outstanding under its Credit Agreement, with $110.2 million of that amount denominated in euro. The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates. The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate. As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the "Consolidated Leverage Ratio") of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended. As of March 29, 2014, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.73 percent on borrowings under the Credit Agreement.
The Credit Agreement contains covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The Credit Agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of March 29, 2014, and currently, the Company had considerable cushion under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement, as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
In February 2014, the Company entered into a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank, one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 125 basis points. As of March 29, 2014, there was no amount outstanding under this uncommitted line of credit.
At March 29, 2014, the Company had $540.6 million of unused lines of credit, including $357.3 million under the committed, secured Credit Agreement, and $183.3 million available under various uncommitted lines around the world, including the uncommitted line of credit with Credit Agricole Corporate and Investment Bank.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.4 million and $2.0 million in the first quarters of 2014 and 2013, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company's cash flow hedge contracts are for periods ranging from one to twelve months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the reporting period in other comprehensive income, related to cash flow hedges, will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. Forward points on cash flow hedges resulted in pretax losses of $1.3 million and $0.4 million in the first quarters of 2014 and 2013, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. In the first quarters of 2014 and 2013, the Company recorded, net of tax, net losses associated with these hedges of $3.3 million and $5.3 million, respectively, in other comprehensive income. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. For the first quarters of 2014 and 2013, forward points on net equity hedges resulted in pretax losses of $3.6 million and $2.9 million, respectively.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items may not generate offsetting cash flows. The net cash flow impact of these currency hedges was an outflow of $4.7 million and an inflow of $3.9 million for the first quarters of 2014 and 2013, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of March 29, 2014 and December 28, 2013. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	March 29, 2014		December 28, 2013
(In millions)	Buy	Sell	Buy	Sell
Euro	$116.9		$157.7
Philippine peso	13.0		11.3
Mexican peso	9.9		18.2
Swiss franc	9.4			$49.4
South Korean won	6.6		9.7
Chinese renminbi	6.3		8.1
Malaysian ringgit	3.0			2.7
New Zealand dollar	2.1		4.5
Uruguayan peso	0.3		4.7
U.S. dollar		$35.5		54.7
Russian ruble		18.2		22.9
Turkish lira		15.2		11.7
Australian dollar		11.4		6.8
Canadian dollar		10.4		11.0
Brazilian real		9.1		6.6
Japanese yen		8.7		3.7
South African rand		8.1		10.4
Danish krone		7.3		3.5
Indian rupee		5.9		6.6
Hong Kong dollar		5.8		2.6
Czech koruna		3.9		2.5
Hungarian forint		3.7		2.4
Norwegian krone		3.7		1.7
Argentine peso		3.6		3.7
Polish zloty		3.6		4.7
Singapore dollar		3.2		1.7
Swedish krona		2.9		1.7
Croatian kuna		2.6		2.6
Romanian leu		1.2		1.2
British pound		1.0		1.0
Indonesian rupiah		0.9	2.3
Other currencies (net)		1.8		1.8
	$167.5	$167.7	$216.5	$217.6

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
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of March 29, 2014 and December 28, 2013. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Mar 29, 2014	Dec 28, 2013	Balance sheet location	Mar 29, 2014	Dec 28, 2013
Foreign exchange contracts	Non-trade amounts receivable	$17.7	$20.3	Accrued liabilities	$15.6	$19.2
The following table summarizes the impact of the Company's derivative positions on the results of operations for the first quarters of 2014 and 2013:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2014	2013		2014	2013
Foreign exchange contracts	Other expense	$1.0	$11.8	Other expense	$(0.5)	$(11.7)
The following table summarizes the impact of Company's derivative positions on comprehensive income for the first quarters of 2014 and 2013:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$3.4	$(0.2)	Cost of products sold	$1.7	$—	Interest expense	$(1.3)	$(0.4)
Net equity hedging relationships
Foreign exchange contracts	(5.1)	(8.3)	Other expense	—	—	Interest expense	(3.6)	(2.9)

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at March 29, 2014 and December 28, 2013. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes was $624 million at March 29, 2014, compared with the carrying value of $602.5 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 29, 2014 and March 30, 2013 were as follows (in millions):

	First Quarter
	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Service cost	$2.8	$2.7	$—	$—
Interest cost	2.2	2.1	0.4	0.3
Expected return on plan assets	(1.6)	(1.5)	—	—
Net amortization	0.6	1.2	(0.2)	(0.1)
Net periodic benefit cost	$4.0	$4.5	$0.2	$0.2
During the first quarters of 2014 and 2013, approximately $0.4 million and $1.1 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 13:	Income Taxes
As of March 29, 2014 and December 28, 2013, the Company's gross unrecognized tax benefit was $27.8 million and $27.4 million, respectively. The accrual for uncertain tax positions increased for positions being taken in various global tax filings. The Company estimates that approximately $25.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.8 million and $5.9 million as of March 29, 2014 and December 28, 2013, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.9 million. For the remaining balance as of March 29, 2014, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
The effective tax rate for the first quarter of 2014 was 26.2 percent, compared with 25.6 percent for the comparable 2013 period. The higher first quarter 2014 rate was due to higher 2014 losses incurred in conjunction with the devaluation of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the first quarters of 2014 and 2013, 86,872 and 46,659 shares, respectively, were retained to fund withholding taxes, with values totaling $6.9 million and $3.6 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
During the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture will be accounted for using the equity method and was included in long-term other assets on the March 29, 2014 balance sheet at the carrying value of the contributed land. The Company does not expect to have any cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development.
There were no capital lease arrangements initiated in the first quarters of 2014 and 2013.
In relation to the issuance of the Senior Notes in the first quarter of 2013, the proceeds related to the $7.6 million debt premium were reduced by $1.3 million of non-cash debt issuance costs.

Note 15:	Stock Based Compensation
The Company records compensation expense using the applicable accounting guidance for share-based payments related to stock options, restricted stock, restricted stock units, performance vesting and market vesting awards granted to directors and employees. Compensation expense for share-based awards is recorded straight line over the required service period, based on the fair value of the award, although with respect to performance-vested awards, this is subject to an assessment of the likelihood of reaching performance levels included in the programs. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record expense regardless of actual achievement.
Stock Options
Stock options to purchase the Company's common stock are granted to employees and directors, upon approval by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. Options to acquire 6,050 shares of stock were granted during the first quarter of 2013. There were no stock options granted in the first quarter of 2014. Compensation expense associated with all outstanding stock option awards was $0.4 million and $0.5 million in the first quarters of 2014 and 2013, respectively.
Stock option activity for 2014, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2013	2,360,275	$44.16
Granted	—	—
Expired / Forfeited	(1,067)	57.01
Exercised	(168,953)	28.33
Outstanding at March 29, 2014	2,190,255	$45.37	$81.6
Exercisable at March 29, 2014	1,625,382	$37.12	$73.3
The intrinsic value of options exercised totaled $8.4 million and $24.4 million in the first quarters of 2014 and 2013, respectively. The average remaining contractual life on outstanding and exercisable stock options was 6.1 years and 5.2 years, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Restricted Stock, Restricted Stock Units, Performance Vested and Market Vested Awards
The Company has time-vested, performance-vested and market-vested awards which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded straight-line over the required service period. For performance-vested awards, expense is recorded over the required service period, subject to a probability assessment of achieving the performance criteria. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record expense regardless of actual achievement.
The Company granted 49,410 and 64,725 performance-vested award shares under its performance share program in March 2014 and February 2013, respectively. The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company over a three year performance period, as reflected through a measure of diluted earnings per share in 2014 and 2013 and also cash flows with respect to the 2013 award.
In March 2014, the Company also granted 16,470 market-vested award shares. These awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary index and the Company's 2014 Compensation Peer Group (collectively, the "Comparative Group") over a three year period. As the rTSR grant has a market condition, the fair value per share of $70.85 was determined using a Monte-Carlo simulation. The Monte-Carlo simulation estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the Company and the Comparative Group. There were no awards granted of this type in 2013.
The incentive program for the performance and market-vested awards are based upon a pre-defined number of share units. The actual number of performance and market-vested shares ultimately earned can vary from zero to 150 percent of target depending on the Company's achievement under the terms of the grants. The payouts, if earned, will be settled in Tupperware common stock after the end of the three year performance period.
In the first quarters of 2014 and 2013, the Company granted 4,000 and 36,180 shares of time-vested restricted stock units with average fair values of $92.97 and $78.74 per share, respectively, that vest three years from the date of grant. In addition, the Company granted 50,000 shares of restricted stock units with a grant date fair value of $77.66 per share which will cliff vest on December 29, 2017.
In the first quarter of 2013, the Company granted 1,300 shares of time-vested restricted stock units with an average fair value $77.52 per share that provide for vesting three years from the date of grant. No such shares were granted during the first quarter of 2014.
For the first quarters of 2014 and 2013, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance and market-vested shares, was $4.6 million and $4.1 million, respectively.
Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2014 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 28, 2013	813,732	$51.92
Granted	119,880	79.08
Performance share adjustments	22,855	76.99
Vested	(267,984)	41.35
Forfeited	(2,955)	69.23
March 29, 2014	685,528	$61.54
The fair value of performance-vested awards, restricted stock and restricted stock units vested in the first quarters of 2014 and 2013 was $21.3 million and $6.9 million, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 29, 2014, total unrecognized stock based compensation expense related to all stock based awards was $30.6 million, which is expected to be recognized over a weighted average period of 2.3 years.

Note 16:	Allowance for Long-Term Receivables
As of March 29, 2014, $20.1 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of March 29, 2014 was as follows (in millions):

Balance at December 28, 2013	$20.5
Write-offs	(2.9)
Provision	2.0
Currency translation adjustment	(0.5)
Balance at March 29, 2014	$19.1

Note 17:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 9 to the Consolidated Financial Statements.
Condensed consolidated financial information as of March 29, 2014 and December 28, 2013 and for the quarterly periods ended March 29, 2014 and March 30, 2013 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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
In November 2013, the Company determined that it had misclassified certain intercompany transactions previously reported in the Condensed Consolidated Statement of Cash Flows for each period included in Note 18, Guarantor Information, in the Company's 2012 Annual Report on Form 10-K and the first two quarters of 2013. These transactions primarily represented intercompany loans and borrowings between the Parent, Guarantor and Non-Guarantor that were classified as operating activities. Depending on whether it was from the perspective of the Parent, Guarantor or Non-Guarantor, the cash flows related to these transactions should have been classified as either investing or financing activities. These misclassifications do not change the total cash flows reported in each column presented in Note 18 in the Company's 2012 Annual Report and the first two quarters of 2013. There was no impact on the Company's Consolidated Statement of Cash Flows. The Company assessed the materiality of these items on its previously issued annual report and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. As such, the Company is revising the statements of cash flows included in the guarantor financial information of future filings in which the revised information is being presented, to reflect the required classification adjustments in the respective periods. The statements of cash flow presented below for the period ended March 30, 2013, as revised, reflect the correct classification of intercompany transactions as investing and financing activities.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	March 29, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.8	$98.8	$—	$99.6
Accounts receivable, net	—	—	199.5	—	199.5
Inventories	—	—	326.0	—	326.0
Deferred income tax benefits, net	4.7	25.8	61.9	—	92.4
Non-trade amounts receivable, net	—	0.8	54.1	—	54.9
Intercompany receivables	16.8	299.8	452.4	(769.0)	—
Prepaid expenses and other current assets	1.4	30.3	96.8	(92.7)	35.8
Total current assets	22.9	357.5	1,289.5	(861.7)	808.2
Deferred income tax benefits, net	92.0	170.9	153.4	—	416.3
Property, plant and equipment, net	—	38.6	259.2	—	297.8
Long-term receivables, net	—	0.1	21.6	—	21.7
Trademarks and tradenames, net	—	—	121.8	—	121.8
Other intangible assets, net	—	—	2.7	—	2.7
Goodwill	—	2.9	177.9	—	180.8
Investments in subsidiaries	1,735.0	2,346.0	—	(4,081.0)	—
Intercompany notes receivable	52.3	682.3	1,838.0	(2,572.6)	—
Other assets, net	4.9	0.9	36.2	(7.1)	34.9
Total assets	$1,907.1	$3,599.2	$3,900.3	$(7,522.4)	$1,884.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$1.6	$113.9	$—	$115.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	180.4	—	115.0	—	295.4
Intercompany payables	272.5	456.9	39.6	(769.0)	—
Accrued liabilities	101.4	50.6	292.1	(92.7)	351.4
Total current liabilities	554.3	509.1	560.6	(861.7)	762.3
Long-term debt and capital lease obligations	602.6	—	16.4	—	619.0
Intercompany notes payable	466.4	1,371.6	734.6	(2,572.6)	—
Other liabilities	13.9	28.5	197.7	(7.1)	233.0
Shareholders' equity	269.9	1,690.0	2,391.0	(4,081.0)	269.9
Total liabilities and shareholders' equity	$1,907.1	$3,599.2	$3,900.3	$(7,522.4)	$1,884.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	December 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$127.2	$—	$127.3
Accounts receivable, net	—	—	168.8	—	168.8
Inventories	—	—	313.4	—	313.4
Deferred income tax benefits, net	4.7	39.3	52.4	—	96.4
Non-trade amounts receivable, net	0.2	11.9	38.0	—	50.1
Intercompany receivables	12.0	447.0	467.3	(926.3)	—
Prepaid expenses and other current assets	1.7	78.6	64.4	(121.7)	23.0
Total current assets	18.6	576.9	1,231.5	(1,048.0)	779.0
Deferred income tax benefits, net	86.2	191.1	120.6	—	397.9
Property, plant and equipment, net	—	38.6	262.3	—	300.9
Long-term receivables, net	—	0.1	23.0	—	23.1
Trademarks and tradenames, net	—	—	125.7	—	125.7
Other intangible assets, net	—	—	3.2	—	3.2
Goodwill	—	2.9	178.6	—	181.5
Investments in subsidiaries	1,679.9	2,333.2	—	(4,013.1)	—
Intercompany notes receivable	53.7	585.8	1,841.9	(2,481.4)	—
Other assets, net	5.1	8.1	36.4	(17.0)	32.6
Total assets	$1,843.5	$3,736.7	$3,823.2	$(7,559.5)	$1,843.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$0.2	$3.7	$145.8	$—	$149.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	121.0	—	114.4	—	235.4
Intercompany payables	412.1	466.9	47.3	(926.3)	—
Accrued liabilities	80.5	61.8	331.8	(121.7)	352.4
Total current liabilities	613.8	532.4	639.3	(1,048.0)	737.5
Long-term debt and capital lease obligations	602.6	—	17.3	—	619.9
Intercompany notes payable	349.7	1,492.2	639.5	(2,481.4)	—
Other liabilities	24.5	31.5	194.6	(17.0)	233.6
Shareholders' equity	252.9	1,680.6	2,332.5	(4,013.1)	252.9
Total liabilities and shareholders' equity	$1,843.5	$3,736.7	$3,823.2	$(7,559.5)	$1,843.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended March 29, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$663.6	$(0.4)	$663.2
Other revenue	—	24.8	5.8	(30.6)	—
Cost of products sold	—	5.8	244.4	(28.6)	221.6
Gross margin	—	19.0	425.0	(2.4)	441.6
Delivery, sales and administrative expense	4.6	15.1	327.2	(2.4)	344.5
Re-engineering and impairment charges	—	—	2.3	—	2.3
Gains on disposal of assets, including insurance recoveries	—	—	1.8	—	1.8
Operating income (loss)	(4.6)	3.9	97.3	—	96.6
Interest income	0.1	7.2	1.1	(7.7)	0.7
Interest expense	9.6	4.5	6.0	(7.7)	12.4
Income from equity investments in subsidiaries	61.3	58.6	—	(119.9)	—
Other expense	—	0.1	14.0	—	14.1
Income before income taxes	47.2	65.1	78.4	(119.9)	70.8
Provision (benefit) for income taxes	(5.0)	2.6	21.0	—	18.6
Net income	$52.2	$62.5	$57.4	$(119.9)	$52.2
Comprehensive income	$53.1	$63.8	$61.1	$(124.9)	$53.1

Consolidating Statement of Income

	13 Weeks Ended March 30, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$663.3	$(0.4)	$662.9
Other revenue	—	25.9	7.3	(33.2)	—
Cost of products sold	—	7.3	246.7	(31.2)	222.8
Gross margin	—	18.6	423.9	(2.4)	440.1
Delivery, sales and administrative expense	4.6	16.2	330.1	(2.4)	348.5
Re-engineering and impairment charges	—	—	2.2	—	2.2
Operating income (loss)	(4.6)	2.4	91.6	—	89.4
Interest income	0.2	8.2	1.3	(9.1)	0.6
Interest expense	6.9	4.8	6.3	(9.1)	8.9
Income from equity investments in subsidiaries	65.4	62.5	—	(127.9)	—
Other expense	—	—	2.9	—	2.9
Income before income taxes	54.1	68.3	83.7	(127.9)	78.2
Provision (benefit) for income taxes	(4.1)	2.3	21.8	—	20.0
Net income	$58.2	$66.0	$61.9	$(127.9)	$58.2
Comprehensive income	$69.1	$76.8	$56.2	$(133.0)	$69.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 29, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$1.0	$(0.6)	$(16.0)	$(2.7)	$(18.3)
Investing Activities:
Capital expenditures	—	(2.1)	(12.3)	—	(14.4)
Proceeds from disposal of property, plant and equipment	—	—	4.2	—	4.2
Net intercompany loans	0.6	130.1	7.1	(137.8)	—
Net cash provided by (used in) investing activities	0.6	128.0	(1.0)	(137.8)	(10.2)
Financing Activities:
Dividend payments to shareholders	(32.6)	—	—	—	(32.6)
Dividend payments to parent	—	—	(2.5)	2.5	—
Proceeds from exercise of stock options	4.8	—	—	—	4.8
Repurchase of common stock	(16.9)	—	—	—	(16.9)
Repayment of capital lease obligations	—	—	(1.0)	—	(1.0)
Net change in short-term debt	59.4	—	(0.9)	—	58.5
Excess tax benefits from share-based payment arrangements	5.8	—	—	—	5.8
Net intercompany borrowings	(22.1)	(126.1)	10.2	138.0	—
Net cash provided by (used in) financing activities	(1.6)	(126.1)	5.8	140.5	18.6
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	(17.2)	—	(17.8)
Net change in cash and cash equivalents	—	0.7	(28.4)	—	(27.7)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$0.8	$98.8	$—	$99.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 30, 2013
	Parent		Guarantor		Non-Guarantors		Eliminations		Total
(In millions)	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Operating Activities:
Net cash provided by (used in) operating activities	$(85.4)	$(1.2)	$88.1	$11.5	$34.4	$27.2	$(23.2)	$(23.6)	$13.9
Investing Activities:
Capital expenditures	—	—	(1.8)	(1.8)	(7.3)	(7.3)	—	—	(9.1)
Proceeds from disposal of property, plant and equipment	—	—	—	—	0.5	0.5	—	—	0.5
Net intercompany loans	—	(0.4)	—	37.7	—	11.3	—	(48.6)	—
Net cash provided by (used in) investing activities	—	(0.4)	(1.8)	35.9	(6.8)	4.5	—	(48.6)	(8.6)
Financing Activities:
Dividend payments to shareholders	(19.7)	(19.7)	—	—	—	—	—	—	(19.7)
Dividend payments to parent	—	—	—	—	(16.4)	(16.4)	16.4	16.4	—
Net proceeds from issuance of senior notes	200.0	200.0	—	—	—	—	—	—	200.0
Proceeds from exercise of stock options	13.8	13.8	—	—	—	—	—	—	13.8
Repurchase of common stock	(103.6)	(103.6)	—	—	—	—	—	—	(103.6)
Repayment of capital lease obligations	—	—	—	—	(0.5)	(0.5)	—	—	(0.5)
Net change in short-term debt	(37.0)	(37.0)	—	—	(34.1)	(34.1)	—	—	(71.1)
Debt issuance costs	(0.2)	(0.2)	—	—	—	—	—	—	(0.2)
Excess tax benefits from share-based payment arrangements	8.3	8.3	—	—	—	—	—	—	8.3
Net intercompany borrowings	23.8	(60.0)	(79.9)	(41.0)	49.3	45.2	6.8	55.8	—
Net cash provided by (used in) financing activities	85.4	1.6	(79.9)	(41.0)	(1.7)	(5.8)	23.2	72.2	27.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(4.7)	(4.7)	—	—	(4.7)
Net change in cash and cash equivalents	—	—	6.4	6.4	21.2	21.2	—	—	27.6
Cash and cash equivalents at beginning of year	—	—	0.2	0.2	119.6	119.6	—	—	119.8
Cash and cash equivalents at end of period	$—	$—	$6.6	$6.6	$140.8	$140.8	$—	$—	$147.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18:	New Accounting Pronouncements
In April 2014, the FASB issued an amendment to existing guidance regarding requirements for reporting discontinued operations. The amendment is effective prospectively for fiscal years beginning after December 15, 2014, and early adoption is permitted. The Company does not expect the amendment to have a significant impact on the Company's Consolidated Financial Statements based on its having no history of material transactions that would qualify as discontinued operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 29, 2014, compared with the 13 weeks ended March 30, 2013, and changes in financial condition during the 13 weeks ended March 29, 2014.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	March 29, 2014	March 30, 2013
Net sales	$663.2	$662.9	—%		7%	$(42.5)
Gross margin as percent of sales	66.6%	66.4%	0.2	pp	na	na
DS&A as percent of sales	51.9%	52.6%	(0.7)	pp	na	na
Operating income	$96.6	$89.4	8%		20%	$(9.0)
Net income	52.2	58.2	(10)		1	(6.8)
Net income per diluted share	1.02	1.06	(4)		9	(0.12)
_________________________

na	not applicable
pp	percentage points
Effective with the first quarter of 2014, the management structure of the Company’s Nutrimetics France business was re-aligned for operational and strategic purposes. Consequently, Nutrimetics France is now being reported in the Asia Pacific segment, whereas it had previously been reported in the Europe segment. Comparable information from 2013 has been reclassified to conform to the new presentation. In full year 2013, Nutrimetics France generated less than 1 percent of total sales.

Sales in the first quarter of 2014 were even with the first quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 7 percent. The Company defines established markets as Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter, with a 14 percent sales increase in local currency. The average price increase in these markets was 9 percent. The Company's units that operate in established economy markets, as a group, had a 4 percent sales decrease in local currency compared with 2013. The average price increase in the established markets was 2 percent.
Among the emerging market units, the main increases in sales were in Argentina, Brazil, China, Indonesia, Korea, Tupperware Mexico, Turkey and Venezuela. These increases were partially offset by decreases in Fuller Mexico, India and Russia. Among the established market businesses, the larger decreases were in BeautiControl, Tupperware France and Tupperware United States and Canada. Operating income increased in the first quarter of 2014, though net income decreased, primarily related to $13.4 million of pretax expense recorded in connection with the net monetary assets on the balance sheet of Venezuela and the devaluation of the Venezuelan bolivar as of the end of March 2014. Excluding the impact of foreign exchange rates, net income increased 1 percent. This primarily reflected, on a local currency basis, strong increases in the Company's Asia Pacific, Europe and Tupperware North American segments. These were partially offset by decreases in Beauty North America and South America, including the impact from the devaluation of the Venezuelan bolivar, as well as higher interest expense.
The Company's net working capital position increased by $4.4 million, compared with the end of 2013, primarily due to an increase in accounts receivable reflecting the level and timing of sales around the end of each period, increased prepaid expenses and other assets and an increase in inventory, reflecting expectations for future sales and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end. These were partially offset by an increase in short-term borrowings (net of cash and cash equivalents), the impact of the currency devaluation in Venezuela on the net monetary assets on the balance sheet, lower deferred tax assets, as well as a $6.9 million impact due to weaker foreign currency exchange rates (other than in Venezuela) in relation to the U.S. dollar. Net cash used in operating activities was $18.3 million in 2014, compared with net cash provided by operating activities of $13.9 million in 2013. The unfavorable comparison primarily reflected larger outflows of cash related to net working capital items, particularly larger increases in accounts receivable, prepaid expenses and other assets, as well as non-trade receivables related to the Company's hedging activities. The Company also made large income tax payments related to fiscal year 2013 after year-end, but prior to the end of the calendar year, whereas similar 2012 payments occurred prior to the end of fiscal year-end 2012. Also, in the first quarter of 2013, the Company received cash as a premium and accrued interest in connection with its sale of $200 million of Senior Notes. The net impact of these cash flows was partially offset by higher net income, notwithstanding the non-cash charge related to the unrealized foreign exchange loss in light of the currency devaluation in Venezuela, and smaller decreases in accounts payable and accrued liabilities due to the timing of payments around the end of 2013 compared with the end of 2012. The increase in short term borrowings, net of cash and cash equivalents, funded the net cash outflows in the period for operating activities, investing activities, dividends and on-going share repurchases.
Net Sales
Sales in the first quarter of 2014 were even with the first quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 7 percent. The increase was mainly in the Company's emerging market units, which accounted for 64 percent and 63 percent of the Company's reported sales for the first quarters of 2014 and 2013, respectively. Total sales for the emerging markets increased $8.3 million, or 2 percent, which included a negative $43.4 million impact from weaker foreign currency exchange rates.

The strong increase in local currency sales in the Company's emerging markets in the first quarter of 2014 was primarily in Venezuela, reflecting inflation related pricing, as well as higher volume generated through a larger and more active sales force. There were other significant contributions to the local currency sales increase in Argentina, Brazil, China, Indonesia, Korea, Tupperware Mexico and Turkey, due most significantly to increases in the total sales forces in Brazil, Indonesia, Korea and Turkey, strong growth in the number of outlets and outlet productivity in China, significant inflation related price increases in Argentina as well as higher business-to-business sales in Tupperware Mexico. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period is not necessarily indicative of future trends. The sales growth in these markets was partially offset by decreases in Fuller Mexico, India and Russia, primarily due to a smaller sales force in Fuller Mexico and lower activity from the sales forces in India and Russia.
Sales in the established markets decreased $8.1 million, or 3 percent, which included a positive $0.9 million impact from changes in foreign currency exchange rates. Among these units, the larger local currency decreases were in BeautiControl, reflecting smaller and less active sales forces due to lower recruiting and lower sales force productivity, in France, as well as in Tupperware United States and Canada, in part due to inclement weather.
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
Gross Margin
Gross margin as a percentage of sales was 66.6 percent and 66.4 percent in the first quarters of 2014 and 2013, respectively. The increase of 0.2 percentage points reflected improved margins due to favorable product mix and increased pricing relative to increases in product cost over certain categories, particularly in South America (1.3 pp), the impact of changes in foreign exchange rates (0.1 pp) and the timing of the impact on cost of sales from the devaluation of the of the Venezuelan bolivar compared to the U.S. dollar that occurred in the first quarter of 2013 (0.2 pp). The impact of the devaluation in the first quarter of 2014 will not impact gross margin until the second and third quarters of 2014 when the inventory will be sold. These favorable margin variances were partially offset by higher resin costs (0.7 pp), mix from sales volume in certain markets with lower than average margins (0.2 pp), business-to-business transactions that carry lower than average margins in Mexico (0.2 pp), and higher obsolescence, particularly in the Beauty North America due to the decision to cease operating the Armand Dupree business in the United States (0.3 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 51.9 percent for the first quarter of 2014, compared with 52.6 percent in 2013. This decrease primarily reflected lower commissions, due to lower sales in operating units that pay commissions, (0.6 pp), leverage on the fixed cost components of selling and operating expenses from increased local currency sales (0.9), lower marketing expenses, primarily in Asia (0.3 pp) and lower bad debt expense (0.1 pp). These were partially offset by the impact from mix of changes in foreign exchange rates (0.5 pp), the increased amortization of the Company's definite lived tradename intangible asset that began during the third quarter of 2013 (0.4 pp) and by higher warehousing and freight costs (0.3 pp).
Specific segment impacts are discussed in the segment results section.

Re-engineering and Impairment Expenses
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $2.3 million and $2.2 million in re-engineering and impairment charges during the first quarters of 2014 and 2013, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating its Armand Dupree business in the United States.
For the remainder of 2014, the Company expects to incur approximately $8 million of such costs, mainly related to headcount reductions.
Net Interest Expense
Net interest expense was $11.7 million for the first quarter of 2014, compared with $8.3 million in 2013. Interest expense increased in the year-over-year comparisons primarily as a result of higher borrowings with a higher interest rate, in connection with the issuance of $200 million of Senior Notes near the end of the first quarter of 2013 and share repurchases over the last 12 months, as well as a higher amount of forward points related to the Company's hedging activities.
For a discussion of forward points, which are a component of interest expense, refer to Note 10 to the Consolidated Financial Statements.
Tax Rate
The effective tax rate for the first quarter of 2014 was 26.2 percent, compared with 25.6 percent for the comparable 2013 period. The higher first quarter 2014 rate was due to higher 2014 losses incurred in conjunction with the devaluation of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the first quarter of 2014 decreased $6.0 million compared with 2013. Excluding the impact of foreign currency exchange rates, net income increased 1 percent. The local currency net income comparison primarily benefited from the contribution margin on higher sales in Asia Pacific, improved costs in the supply chain in Europe and a more efficient value chain in Tupperware North America. These were partially offset by decreases in Beauty North America, due to lower sales, and in South America, primarily reflecting the $13.4 million impact from the devaluation of the Venezuelan bolivar at the end of the first quarter on the Venezuelan bolivar net monetary asset position, higher Fuller tradename amortization cost in connection with a third quarter 2013 change from being indefinite lived to definite lived, increased inventory obsolescence charges in light of the decision to cease operations in the Armand Dupree business in the United States, as well as the higher interest expense related to the Senior Notes issued in the first quarter of 2013 and increased forward points related to the Company's hedging activities.
International operations generated 92 and 91 percent of sales in the first quarters of 2014 and 2013, respectively. These units generated 100 percent of net segment profit in the first quarters of both 2014 and 2013.
The sale of beauty products generated 19 percent of sales in the first quarter of 2014, compared with 22 percent of sales in the first quarter of 2013.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 29, 2014	Mar 30, 2013					2014	2013
Net sales	$213.3	$214.9	(1)%		1%	$(4.4)	32	32
Segment profit	40.3	37.5	7		9	(0.7)	41	36

Segment profit as percent of sales	18.9%	17.4%	1.5	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 1 percent compared with the first quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 1 percent. The increase in local currency sales primarily reflected an average of 4 percent higher pricing for the segment, including reduced discounting, compared with the first quarter of 2013, which was partially offset by reduced volume.
On a local currency basis, the emerging market units' sales increased by 8 percent, reflecting significant growth in Turkey from a larger sales force due to solid recruiting, as well as increased productivity, resulting from attractive hostess gifts and sales force promotions that led to higher volume of products sold at higher prices. Both businesses in South Africa, Tupperware and Avroy Shlain, also contributed to the local currency sales increase through larger sales forces, as well as increased productivity leading to higher volume. These increases were partially offset by a decrease in Russia, due to the inability to activate as high of a proportion of its sales force as the prior year and the recruitment of a lower number of new sales force members, which led to reduced volume that was only partially offset by higher prices. The established market units' sales decreased by 1 percent on a local currency basis, reflecting a decrease in sales volume in France from poor acceptance of a high value "hostess gift," along with poor weather, both early in the quarter, and lower activity by sales force members after having been more active late in 2013.
Segment profit increased $2.8 million, or 7 percent, during the first quarter of 2014, and excluding the impact of foreign currency, was 9 percent higher. The increase was primarily due to more efficient supply chain management and lower area corporate administration costs that were partially offset by heavy gross margin and promotional investment early in the quarter in South Africa and the impact of a weaker Turkish lire on product and services procured in euro.
The euro, South African rand and Turkish lira were the main currencies that impacted the year-over-year sales and profit comparisons, while the Russian ruble also had a meaningful impact on the sales comparison.

Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 29, 2014	Mar 30, 2013					2014	2013
Net sales	$199.0	$202.4	(2)%		9%	$(20.5)	30	31
Segment profit	40.9	42.5	(4)		10	(5.3)	42	41

Segment profit as percent of sales	20.6%	21.0%	(0.4)	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 2 percent, compared with the first quarter of 2013. Excluding the impact of foreign currency exchange rates, sales increased 9 percent. Of the 9 percent increase in local currency sales, the Company estimates that 4 percentage points of the increase was due to higher prices. The remaining increase in local currency sales was primarily due to volume increases in China, Indonesia and Korea as detailed below.
Emerging markets accounted for $163.7 million and $163.0 million, or 82 and 81 percent, of the reported sales in the segment in the first quarters of 2014 and 2013, respectively. Compared with 2013, emerging market sales were negatively impacted by $16.5 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 12 percent in these units. The most significant contribution to the overall increase was in Indonesia, the Company's largest business unit, as a result of a larger and slightly more active sales force due to continued strength in recruiting, attractive promotions and product offerings that significantly increased the volume of products sold. The other significant increase in sales was in China, where the Company operates a retail outlet model through independent distributors. The increase related to higher volume due to a positive response to new distributor and outlet incentive programs, promotional offerings and the sale of higher-priced, water-related products in conjunction with continued growth in the total number of outlets. In addition, Korea had a significant increase in sales due to a larger sales force, as well as higher business-to-business sales.
These were partially offset by a decrease in India, due to a smaller and less active sales force as the unit continued to struggle with a difficult external economic environment and to focus on increasing the number of qualified managers that are responsible for recruiting, training and motivating the sales force.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets, primarily reflecting the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency rates, sales in these markets were even with 2013.
Total segment profit decreased $1.6 million, or 4 percent, compared with the first quarter of 2013. Excluding the impact of changes in foreign currency rates, segment profit increased 10 percent. The increase was mainly related to the contribution margin from the higher sales in Indonesia and Korea, as well as higher sales with improved margins in China and the leverage this had on the fixed components of DS&A spending.
The Australian dollar, Indian rupee and Indonesian rupiah were the main currencies that led to the foreign currency impact on the year-over-year sales comparison, while the Indian rupee and Indonesian rupiah were the currencies that had a meaningful impact on the profit comparison.

Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 29, 2014	Mar 30, 2013					2014	2013
Net sales	$81.5	$82.8	(2)%		2%	$(2.5)	12	12
Segment profit	13.6	12.3	10		15	(0.5)	14	12

Segment profit as percent of sales	16.7%	14.9%	1.8	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 2 percent in the first quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 2 percent. The increase in sales in local currency for the segment was primarily due to higher pricing and business-to-business sales in Tupperware Mexico, as well as slightly higher activity, reflecting attractive new product offerings to consumers. This increase was partially offset by a decrease in sales in Tupperware United States and Canada, reflecting a focus on sales force activation during the quarter as a result of higher than normal party cancellations due to poor weather. Sales force activity was even with 2013, though the productivity of the sales force was lower. The average price increase for the segment was 4 percent.
Segment profit increased $1.3 million in the first quarter of 2014. The higher profit was from the contribution margin on the higher sales in Mexico. This was partially offset by a decrease in Tupperware United States and Canada due to lower sales, despite effective value chain management that minimized the decrease in segment profit relative to the sales decrease.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 29, 2014	Mar 30, 2013					2014	2013
Net sales	$73.5	$85.5	(14)%		(11)%	$(3.0)	11	13
Segment profit	(0.7)	6.4	+		+	(0.4)	(1)	6

Segment profit as percent of sales	(1.0)%	7.5%	(8.5)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	change is greater than 100%
Reported sales for the segment decreased 14 percent in the first quarter of 2014, and excluding the impact of changes in foreign currency exchange rates, decreased 11 percent. All of the units in the segment had less volume. Fuller Mexico has a smaller sales force due to continued challenges in recruiting due to high field manager turnover and open positions. BeautiControl had a smaller and less active sales force, reflecting lower recruiting and inability to motivate the passive seller base. The average price increase in this segment, including discounting, was 2 percent.

Segment profit was $7.1 million lower in the first quarter of 2014. The decrease in profit primarily reflected the lower sales, although Fuller Mexico maintained its return on sales compared with the first quarter of 2013, and higher Fuller tradename amortization cost in connection with a third quarter 2013 change from being indefinite lived to definite lived, as well as increased inventory obsolescence charges in light of the decision to cease operations in the Armand Dupree business in the United States.
The Mexican peso was the main currency that impacted the year-over-year comparisons.
Although Fuller Mexico had a decrease in sales and profit in the first quarter of 2014, its performance was not significantly different than under the assumptions used in the step 1 impairment evaluation performed as of the September 2013 assessment date. If the operating performance should continue to decline and fall significantly out of line with the assumptions in the 2013 annual assessment, including changes in projected future revenue, profitability and cash flow; as well as higher interest rates or cost of capital, this would have a negative impact on the fair value of the reporting unit, which would result in an impairment to the Fuller Mexico goodwill.
South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 29, 2014	Mar 30, 2013					2014	2013
Net sales	$95.9	$77.3	24%		47%	$(12.1)	15	12
Segment profit	3.4	5.7	(41)		(26)	(1.2)	4	5

Segment profit as percent of sales	3.5%	7.4%	(3.9)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment increased 24 percent in the first quarter of 2014. Excluding the impact of foreign currency exchange rates on the comparison, including the impact of the 2013 devaluation of the Venezuelan bolivar, sales increased 47 percent. Of the 47 percent increase in sales in local currency, approximately 60 percent reflected the impact of higher prices in the segment, most significantly in Venezuela. The remaining 40 percent of the increase was the result of higher volume. The most significant increase was in Venezuela, primarily reflecting inflation related pricing. Venezuela also had a larger and more active sales force that generated a significant increase in the volume of products sold in response to high demand from consumers looking for a tangible, quality product to buy rather than holding bolivars. Argentina's sales also increased primarily from higher prices in light of significant inflation, as well as a mix benefit as the unit sells more housewares products that have higher price points than beauty and personal care products. Brazil had a significant sales increase as it benefited from a larger and more productive sales force, reflecting the launch of new attractive products that energized the sales force and created demand from the end consumer. Venezuela generated 63 percent of the segment's local currency sales increase with about 65 percent of its increase coming from higher pricing.
Segment profit decreased in the first quarter of 2014, primarily reflecting the $13.4 million impact from translating the net monetary assets on the Venezuelan balance sheet as of March 29, 2014 at 10.8 bolivars to the U.S. dollar versus the 6.3 rate used previously. This was partially offset by the contribution margin earned on higher sales in Brazil and Venezuela.
The Argentine peso and Brazilian real were the main currencies that impacted the year-over-year sales comparison, while the Brazilian real was the main currency that impacted the profit comparison.

The Company used the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S. dollar, until February 2013, when the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar ("Official Rate") and abolished the banded exchange rate. As a result of Venezuela being deemed hyper-inflationary, any gains or losses from translation of the financial statements are recorded in earnings. As a result of the change to the Official Rate, the Company's first quarter earnings in 2013 were reduced by $3.9 million related to items on the balance sheet at that time.
In March 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement ("SICAD 1"). SICAD 1 is an auction system and allows entities in specific sectors to bid for U.S. dollars. As SICAD 1 is controlled by the government with strict guidelines as to who can participate, SICAD 1 is not considered to be a "free market system." Beginning in December 2013, the Venezuelan government began to publish the SICAD 1 rate. In January 2014, the Venezuelan government expanded the SICAD 1 auction process to be used for payments related to "international investment," while further restricting the availability of the Official Rate. Dividend payments require approval of the Venezuelan government, and in the recent past, such approvals have been rare at any exchange rate for all companies operating in the country. In late March 2014, the Company was invited to participate, for the first time, in the SICAD 1 auction process at a rate of 10.8 bolivars to the U.S. dollar ("SICAD 1 Rate") in order to purchase raw materials. The Company did not exchange money through the SICAD 1 mechanism in the first quarter of 2014, though it did exchange currency at the Official Rate. As a result, the Company continued to use the Official Rate to measure its operating activity during the first quarter of 2014. Since the Company anticipates making future currency exchanges under the SICAD 1 Rate and does not expect the Official Rate to be widely available in the future, the Company used the SICAD 1 Rate to remeasure the balance sheet at the end of the first quarter. The negative impact of this devaluation from the net monetary assets on the balance sheet at the end of the first quarter was $13.4 million pretax. Beginning with the second quarter of 2014, the Company anticipates using the SICAD 1 Rate to translate its operating activity. In the second and third quarters, there will be an additional $6 million pretax impact from the sale of inventory on the balance sheet at the end of the first quarter translated into U.S. dollars at the Official Rate. In addition, there will be a $1 million impact included in the Company's income tax provision for 2014 from the reduction of net deferred tax assets on the balance sheet at the end of the first quarter that have been translated into U.S dollars at the Official Rate. In addition, the Company estimates that the impact of recording sales and operating activity for the second through fourth quarters of 2014 at the SICAD 1 Rate rather than the Official Rate will be $40 million and $10 million, respectively. The rate ultimately used by the Company in the future may be different than the 10.8 bolivars to U.S. dollar exchange rate available as of the end of the first quarter of 2014.
On March 24, 2014, the Venezuelan government launched an additional foreign exchange mechanism known as SICAD 2. The Venezuelan government indicated that all industry sectors would be eligible to participate in the SICAD 2 auctions with no restrictions as to purpose. The resulting rate from these auctions is to be published daily. The rate as of the end of March 2014 was 51 bolivars to the U.S. dollar. The Company did not participate in a SICAD 2 auction during the first quarter of 2014, nor does the Company intend to participate in the near future. Although the rates are published daily, there is little history regarding the volume of U.S. dollars traded or available to trade. It is unclear to what extent, if any, the Venezuelan government has intervened in the SICAD 2 auctions. Thus, SICAD 2 may not have been a "free market system" as of the end of the first quarter of 2014. As a result, the Company did not use the published rates from the SICAD 2 in the first quarter of 2014. The Company is not able to predict, at this time, what rate will be available in the future to exchange its Venezuelan bolivars into U.S. dollars. While the Company anticipates continued use of the SICAD 1 auction rates, it may become appropriate to use the SICAD 2 auctions or some other rate that develops in the future for certain transactions, such as the conversion of bolivars to U.S. dollars for the payment of intercompany dividends. If such a rate were to be less favorable, this would result in additional charges to earnings.

As of the end of the first quarter of 2014, the Company had $21 million in net monetary assets denominated in Venezuelan bolivars (measured at the SICAD 1 Rate), including $24 million in cash and cash equivalents, which would be directly impacted by any changes in the exchange rate. To illustrate the sensitivity to potential future changes in the exchange rate used by the Company, if the exchange rate in Venezuela were to further devalue to a rate of 49 bolivars to the U.S. dollar, the Company estimates the incremental negative impact on its 2014 pretax earnings in the second through fourth quarters would be $23 million related to items on the balance sheet as of the end of the first quarter. The Company also estimates the incremental impact of this higher rate on sales and operating activity for the remainder of 2014 would be $43 million and $11 million, respectively.
If further, material information comes to light, the Company will make a specific announcement about any changes in the exchange rate between the bolivar and the U.S. dollar used by the Company, including devaluation, as part of its monthly update regarding foreign exchange rates that is provided on the Company's website on or about the second business day of each of its fiscal months.
Financial Condition
Liquidity and Capital Resources: Net working capital increased by $4.4 million in the first quarter 2014, which primarily reflected an increase in accounts receivable reflecting the level and timing of sales around the end of each period, increased prepaid expenses and other assets and an increase in inventory, reflecting expectations for future sales and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end. These were partially offset by an increase in short-term borrowings (net of cash and cash equivalents), the impact of the currency devaluation in Venezuela on the net monetary assets on the balance sheet, lower deferred tax assets, as well as a $6.9 million impact due to weaker foreign currency exchange rates (other than in Venezuela) in relation to the U.S. dollar.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together the "Senior Notes"). The Senior Notes form a single series under the Indenture. The proceeds received from the March 2013 issuance were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement in place at that time. The remaining net proceeds were used to fund share repurchases under the Company's common stock repurchase authorization.
In September 2013, the Company and its wholly-owned subsidiary, Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated the multicurrency Credit Agreement (the “Credit Agreement”) with its consortium of lenders. The Credit Agreement replaced the credit facility dated June 2, 2011 (the “Old Credit Facility”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Facility. The Credit Agreement makes available to the Company and the Subsidiary Borrower a five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of March 29, 2014, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted interest rate on U.S. dollar and euro denominated LIBOR based borrowings of 1.73 percent. As of March 29, 2014, the Company had total borrowings of $290.6 million outstanding under its Credit Agreement, including $110.2 million denominated in euro. The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.

The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 29, 2014, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
In February 2014, the Company entered into a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank, one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 125 basis points. As of March 29, 2014, there was no amount outstanding under this uncommitted line of credit.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $99.6 million as of March 29, 2014, cash flows from operating activities, and access to its $650 million Credit Agreement. As of March 29, 2014, the Company had $357.3 million available under its Credit Agreement and $183.3 million available under other uncommitted lines of credit, including the uncommitted line of credit with Credit Agricole Corporate and Investment Bank. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $99.6 million as of March 29, 2014. Of this amount, $97.1 million was held by foreign subsidiaries. Approximately 58 percent of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign operations, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant exposures are to the euro, the Indonesian rupiah and the Mexican peso, as well as the Brazilian real and Malaysian ringgit. Business units in which the Company generated at least $100 million of sales in 2013 included Brazil, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Fuller Mexico and Indonesia exceed $200 million. Downturns in the Company's business in these markets, including but not limited to, difficulties in the recruitment, retention and activity of the Company's independent sales force or the success of new products and/or promotional programs, adversely impacts the Company's ability to generate operating cash flows.
Operating Activities: Net cash used in operating activities was $18.3 million in 2014, compared with net cash provided by operating activities of $13.9 million in 2013. The unfavorable comparison primarily reflected larger outflows of cash related to net working capital items, particularly larger increases in accounts receivable, prepaid expenses and other assets, as well as non-trade receivables related to the Company's hedging activities. The Company also made large income tax payments related to fiscal year 2013 after year-end, but prior to the end of the calendar year, whereas similar 2012 payments occurred prior to the end of fiscal year-end 2012. Also, in the first quarter of 2013, the Company received cash as a premium and accrued interest in connection with its sale of $200 million of Senior Notes. The net impact of these cash flows was partially offset by higher net income, notwithstanding the non-cash charge related to the unrealized foreign exchange loss in light of the currency devaluation in Venezuela, and smaller decreases in accounts payable and accrued liabilities due to the timing of payments around the end of 2013 compared with the end of 2012.

Investing Activities: During the first quarters of 2014 and 2013, the Company had $14.4 million and $9.1 million, respectively, of capital expenditures. In both 2014 and 2013, the most significant capital expenditures were related to molds. In the first quarter of 2014, capital expenditures included $3.1 million related to facilities in Venezuela, to support operations and as a natural hedge against possible currency devaluation, increasing supply chain capacity in Brazil and vehicles for the sales force. Partially offsetting the capital spending were $4.2 million of proceeds from the sale of property, plant and equipment, primarily reflecting the sale of land under the Company's program to sell land near its Orlando, Florida headquarters.
Financing Activities: Dividends paid to shareholders were $32.6 million and $19.7 million in the first quarters of 2014 and 2013, respectively. The higher 2014 amount was due to the increase in the quarterly dividends paid from $0.36 per share during the first quarter of 2013 to $0.62 per share during the first quarter of 2014, partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $4.8 million and $13.8 million for the first quarters of 2014 and 2013, respectively. The Company also increased revolver borrowings through its Credit Agreement by $58.5 million for the funding of operating and investing activities, dividends and on-going share repurchases.
Through open market repurchases, and under its stock incentive programs, the Company repurchased in the first quarters of 2014 and 2013, 0.2 million and 1.3 million shares for a total of $16.9 million and $103.6 million, respectively.
Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 0.1 million and 1.3 million shares for $10.0 million and $100.0 million in the first quarters of 2014 and 2013, respectively, and program-to-date through the end of March 2014, had spent $1.21 billion to repurchase 20.2 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company expects to spend $10 million on open market share repurchases in the second quarter of 2014, with a full year 2014 target of $185 million.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2014 and 2013, 86,872 and 46,659 shares were retained to fund withholding taxes, totaling $6.9 million and $3.6 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). See Note 9 for further details on the interest rate formula. As of March 29, 2014, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.73 percent. In light of the Company's share repurchase program, the Company is targeting over time a debt-to-EBITDA ratio of 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement) as of and for the four quarters ending of each quarter.
As of March 29, 2014, the Company had total borrowings of $290.6 million outstanding under its Credit Agreement, with $110.2 million denominated in euro. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant income and cash flow exposures are to the euro, Indonesian rupiah and Mexican peso, with meaningful exposures as well to the Brazilian real and Malaysian ringgit.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarters of 2014 and 2013, the cash flow impact of these currency hedges was an outflow of $4.7 million and an inflow of $3.9 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of March 29, 2014 were to buy euros $116.9 million and Philippine peso $13.0 million and to sell U.S. dollars $35.5 million, Russian rubles $18.2 million, Turkish lira $15.2 million, Australian dollars $11.4 million and the Canadian dollar $10.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 29, 2014, the Company was in a net receivable position of approximately $2.1 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2014 cost of sales will include about $190 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $19 million compared with the prior year. For the first quarter of 2014, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was negatively impacted by about $4 million in local currency due to resin cost changes, as compared with 2013. For full year 2014, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is negative $13 million, as compared with 2013. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters. This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. In recent years, the Company's land sale program has been negatively impacted by the drivers and ramifications of the credit crisis that began in 2008 and real estate market conditions in the United States. Although market conditions have improved, the Company cannot predict when the program will be completed.
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

•
disruptions caused by the introduction of new or revised distributor operating models or sales force compensation systems or allegations by equity analysts or others as to the legality or viability of the Company's business model;

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

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company's business;

•	the value of long-term assets, particularly goodwill and indefinite and definite lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•
changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products and the cost of delivering products to customers;

•	the introduction of Company operations in new markets outside the United States;

•	general social, economic and political conditions in markets, such as in Russia and Ukraine and other countries impacted by events there;

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

•	the impact of counterfeit and knocked-off products in the markets in which the Company operates and the effect this can have on the confidence of the Company's sales force members;

•	the impact of changes in U.S. federal, state and foreign tax or other laws;

•	the Company's access to, and the costs of, financing; and

•
other risks discussed in Item 1A, Risk Factors, of the Company's 2013 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, Notes, other financial information appearing elsewhere in this report and the Company's other filings with the United States Securities and Exchange Commission.

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
12/29/13 - 2/1/14	—	$—	—	$797,444,755
2/2/14 - 3/1/14	130,078	76.88	130,078	787,444,940
3/2/14 - 3/29/14	—	—	—	787,444,940
	130,078	$76.88	130,078	$787,444,940
_________________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent, of which $787.4 million remained unspent as of March 29, 2014.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, filed on May 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller
Orlando, Florida
May 6, 2014