Form 10-Q
period 2014-06-28
TUPPERWARE BRANDS CORP
filed 2014-08-05
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended June 28, 2014
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of July 31, 2014, 50,390,064 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$674.3	$688.4	$1,337.5	$1,351.3
Cost of products sold	225.7	226.0	447.3	448.8
Gross margin	448.6	462.4	890.2	902.5

Delivery, sales and administrative expense	348.6	349.3	693.1	697.8
Re-engineering and impairment charges	3.4	2.2	5.7	4.4
Gains on disposal of assets	0.5	0.2	2.3	0.2
Operating income	97.1	111.1	193.7	200.5

Interest income	0.5	0.7	1.2	1.3
Interest expense	11.6	10.3	24.0	19.2
Other expense	16.0	0.7	30.1	3.6
Income before income taxes	70.0	100.8	140.8	179.0

Provision for income taxes	22.4	24.5	41.0	44.5
Net income	$47.6	$76.3	$99.8	$134.5

Earnings per share:
Basic	$0.95	$1.46	$1.99	$2.54
Diluted	0.93	1.43	1.95	2.49

Weighted-average shares outstanding:
Basic	50.2	52.4	50.2	53.0
Diluted	51.1	53.5	51.1	54.1

Dividends declared per common share	$0.68	$0.62	$1.36	$1.24

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$47.6	$76.3	$99.8	$134.5
Other comprehensive income (loss):
Foreign currency translation adjustments	7.3	(56.0)	6.4	(43.8)
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of ($0.5), $1.0, ($0.3) and $0.7, respectively	(1.4)	2.1	0.1	2.2
Pension and other post-retirement income (costs), net of tax provision of $0.3, $0.7, $0.4 and $0.2, respectively	0.5	1.1	0.8	(0.3)
Other comprehensive income (loss)	6.4	(52.8)	7.3	(41.9)
Total comprehensive income	$54.0	$23.5	$107.1	$92.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 28, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$82.7	$127.3
Accounts receivable, less allowances of $34.6 and $32.9, respectively	191.1	168.8
Inventories	351.8	313.4
Deferred income tax benefits, net	86.3	96.4
Non-trade amounts receivable, net	56.4	50.1
Prepaid expenses and other current assets	30.9	23.0
Total current assets	799.2	779.0
Deferred income tax benefits, net	434.2	397.9
Property, plant and equipment, net	301.4	300.9
Long-term receivables, less allowances of $19.2 and $20.5, respectively	20.7	23.1
Trademarks and tradenames, net	120.6	125.7
Other intangible assets, net	2.3	3.2
Goodwill	182.5	181.5
Other assets, net	36.4	32.6
Total assets	$1,897.3	$1,843.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$121.9	$149.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	299.1	235.4
Accrued liabilities	343.5	352.4
Total current liabilities	764.5	737.5
Long-term debt and capital lease obligations	617.8	619.9
Other liabilities	229.6	233.6
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	184.6	178.3
Retained earnings	1,308.0	1,289.2
Treasury stock, 13,206,611 and 13,282,929 shares, respectively, at cost	(898.3)	(898.4)
Accumulated other comprehensive loss	(309.5)	(316.8)
Total shareholders' equity	285.4	252.9
Total liabilities and shareholders' equity	$1,897.3	$1,843.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 28, 2014	June 29, 2013
Operating Activities:
Net income	$99.8	$134.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.6	24.8
Unrealized foreign exchange loss	29.2	2.5
Equity compensation	8.5	7.7
Amortization of deferred debt costs	0.4	0.4
Premium on senior notes	—	6.3
Net gains on disposal of assets	(2.2)	—
Provision for bad debts	6.6	5.9
Write-down of inventories	10.6	7.2
Non-cash impact of re-engineering and impairment costs	0.4	—
Net change in deferred income taxes	(21.1)	(19.1)
Excess tax benefits from share-based payment arrangements	(7.1)	(9.8)
Changes in assets and liabilities:
Accounts and notes receivable	(27.1)	(31.5)
Inventories	(47.4)	(40.9)
Non-trade amounts receivable	(10.7)	(0.4)
Prepaid expenses	(8.6)	(6.8)
Other assets	(0.7)	3.0
Accounts payable and accrued liabilities	(6.1)	(19.2)
Income taxes payable	(12.7)	0.4
Other liabilities	(0.5)	1.7
Net cash impact from hedging activity	(0.6)	4.5
Other	0.1	0.2
Net cash provided by operating activities	42.4	71.4
Investing Activities:
Capital expenditures	(31.2)	(23.8)
Proceeds from disposal of property, plant and equipment	5.5	7.1
Net cash used in investing activities	(25.7)	(16.7)
Financing Activities:
Dividend payments to shareholders	(65.2)	(52.7)
Net proceeds from issuance of senior notes	—	200.0
Proceeds from exercise of stock options	10.7	16.7
Repurchase of common stock	(31.4)	(203.7)
Repayment of capital lease obligations	(2.0)	(1.4)
Net change in short-term debt	63.5	(17.9)
Debt issuance costs	—	(0.7)
Excess tax benefits from share-based payment arrangements	7.1	9.8
Net cash used in financing activities	(17.3)	(49.9)
Effect of exchange rate changes on cash and cash equivalents	(44.0)	(12.2)
Net change in cash and cash equivalents	(44.6)	(7.4)
Cash and cash equivalents at beginning of year	127.3	119.8
Cash and cash equivalents at end of period	$82.7	$112.4
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
Venezuela Foreign Currency Translation: In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME), which established a "banded" exchange rate of 5.3 bolivars to the U.S. dollar. In February 2013, the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar ("Official Rate") and abolished the banded exchange rate. In March 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement ("SICAD 1"). SICAD 1 is an auction system and allows entities in specific sectors to bid for U.S. dollars. In March 2014, the Venezuelan government opened an additional foreign exchange mechanism known as SICAD 2, which is available to all industry sectors.
In late March 2014, the Company was invited to participate, for the first time, in the SICAD 1 auction process at a rate of 10.8 bolivars to the U.S. dollar ("SICAD 1 Rate"). The Company did not exchange bolivars through either the SICAD 1 or SICAD 2 mechanisms in the first or second quarters of 2014, though it did exchange currency at the Official Rate in the first quarter. As a result, the Company continued to use the Official Rate to measure its operating activity during the first quarter of 2014. As of the end of the first quarter of 2014, the Company anticipated making future currency exchanges under the SICAD 1 Rate as the Official Rate was not expected to be widely available in the future. As a result, the Company used the SICAD 1 Rate to remeasure the balance sheet at March 29, 2014. The negative impact of this change in exchange rates used to remeasure the net monetary assets on the balance sheet was $13.4 million pretax and was recorded in Other Expense on the Consolidated Statements of Income.
In June 2014, the Venezuelan government mandated, based on the results of a pricing audit, that the Company significantly lower its suggested retail selling prices in order to comply with laws limiting prices and profit margins across the Venezuelan economy. Due to certain assumptions made by the Venezuelan government during the pricing audit, as well as anticipated changes in its value chain in light of the pricing mandate, the Company anticipates using the SICAD 2 rate, which is currently 50.0 bolivars to the U.S. dollar, to make certain future exchanges of bolivars for U.S. dollars and measure its operating activities. As a result, the Company remeasured the net monetary assets on the balance sheet at the end of the second quarter at the SICAD 2 rate. The negative impact of this change in exchange rate was $15.8 million, which is also recorded in Other Expense. There was also a negative $6.4 million pretax impact of recording in income the sale of inventory included in cost of goods sold at the 6.3 exchange rate at which it was purchased, or manufactured, rather than the 10.8 exchange rate in use when those amounts were included in cost of sales.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 28, 2014, the Company had approximately $4 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar. As of June 28, 2014, there was also $16 million of inventory on the balance sheet in Venezuela, which when it is sold will be included in cost of sales at the dollar value at which it was originally recorded. In addition, the Company had $3 million in net deferred tax assets that will impact the income tax provision in 2014 at the dollar value at which they were originally recorded.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the second quarters of 2014 and 2013 were $41.3 million and $40.4 million, respectively, and were $80.0 million and $78.4 million for the year-to-date periods ended June 28, 2014 and June 29, 2013, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $111.4 million and $114.7 million for the second quarters of 2014 and 2013, respectively, and $225.2 million and $230.0 million for the year-to-date periods ended June 28, 2014 and June 29, 2013, respectively.

Note 4:	Inventories

(In millions)	June 28, 2014	December 28, 2013
Finished goods	$269.4	$245.0
Work in process	35.8	27.4
Raw materials and supplies	46.6	41.0
Total inventories	$351.8	$313.4

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$47.6	$76.3	$99.8	$134.5
Weighted-average shares of common stock outstanding	50.2	52.4	50.2	53.0
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.9	1.1	0.9	1.1
Weighted-average common and common equivalent shares outstanding	51.1	53.5	51.1	54.1
Basic earnings per share	$0.95	$1.46	$1.99	$2.54
Diluted earnings per share	$0.93	$1.43	$1.95	$2.49
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.4	0.1	0.4	0.1

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income before reclassifications	6.4	2.6	0.1	9.1
Amounts reclassified from accumulated other comprehensive income	—	(2.5)	0.7	(1.8)
Net current-period other comprehensive income	6.4	0.1	0.8	7.3
Balance at June 28, 2014	$(276.7)	$2.3	$(35.1)	$(309.5)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2012	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive income (loss) before reclassifications	(43.8)	2.6	(2.1)	(43.3)
Amounts reclassified from accumulated other comprehensive loss	—	(0.4)	1.8	1.4
Net current-period other comprehensive income (loss)	(43.8)	2.2	(0.3)	(41.9)
Balance at June 29, 2013	$(262.0)	$2.0	$(53.2)	$(313.2)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $3.2 million and $0.6 million for the year-to-date periods ended June 28, 2014 and June 29, 2013, respectively. Associated with these items were tax provisions of $0.7 million and $0.2 million for the periods ended June 28, 2014 and June 29, 2013, respectively. See Note 10 for further discussion of derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the year-to-date periods ended June 28, 2014 and June 29, 2013, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.4 million and $0.2 million, respectively, and actuarial losses of $1.3 million and $2.4 million, respectively. For the period ended June 29, 2013, there were pension settlement costs of $0.4 million. There were no such costs for the period ended June 28, 2014. The tax benefit associated with these items was $0.2 million and $0.8 million, respectively. See Note 12 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Other Exit Costs
The Company recorded $3.4 million and $2.2 million in re-engineering and impairment charges during the second quarters of 2014 and 2013, respectively, and $5.7 million and $4.4 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand.
The balances included in accrued liabilities related to re-engineering and impairment charges as of June 28, 2014 and December 28, 2013 were as follows:

(In millions)	June 28, 2014	December 28, 2013
Beginning of the year balance	$2.6	$1.5
Provision	5.7	9.3
Cash expenditures:
Severance	(4.6)	(6.1)
Other	(1.1)	(2.0)
Non-cash asset impairments	(0.4)	(0.1)
End of period balance	$2.2	$2.6
The accrual balance as of June 28, 2014, related primarily to severance payments to be made by the end of the third quarter of 2014. In connection with the decisions to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand, the Company recorded $1.9 million and $0.4 million, respectively, in cost of sales for inventory obsolescence during the first half of 2014.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
Worldwide sales of beauty and personal care products totaled $137.1 million and $142.7 million in the second quarters of 2014 and 2013, respectively, and $264.8 million and $287.4 million for the respective year-to-date periods.

	13 weeks ended		26 weeks ended
(In millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Europe	$186.3	$196.7	$399.6	$411.6
Asia Pacific	211.1	212.8	410.1	415.2
Tupperware North America	93.4	99.7	174.9	182.5
Beauty North America	77.7	81.8	151.2	167.3
South America	105.8	97.4	201.7	174.7
Total net sales	$674.3	$688.4	$1,337.5	$1,351.3
Segment profit (loss):
Europe	$27.9	$34.2	$68.2	$71.7
Asia Pacific	46.5	46.5	87.4	89.0
Tupperware North America	19.8	17.0	33.4	29.3
Beauty North America (a)	3.0	7.1	2.3	13.5
South America	(0.4)	22.0	3.0	27.7
Total segment profit	$96.8	$126.8	$194.3	$231.2
Unallocated expenses	(12.9)	(14.4)	(27.3)	(30.1)
Re-engineering and impairment charges (a)	(3.4)	(2.2)	(5.7)	(4.4)
Gains on disposal of assets	0.5	0.2	2.3	0.2
Interest expense, net	(11.0)	(9.6)	(22.8)	(17.9)
Income before taxes	$70.0	$100.8	$140.8	$179.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(In millions)	June 28, 2014	December 28, 2013
Identifiable assets:
Europe	$361.9	$360.8
Asia Pacific	352.9	315.3
Tupperware North America	167.1	148.4
Beauty North America	347.3	356.7
South America	155.5	127.6
Corporate	512.6	535.1
Total identifiable assets	$1,897.3	$1,843.9
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 at an issue price of 98.989% under an indenture (the "Indenture") entered into by the Company and its 100% owned subsidiary, Dart Industries Inc. (the “Guarantor”).
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit Agreement
In September 2013, the Company and its wholly-owned subsidiary, Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated their multicurrency Credit Agreement (the “Credit Agreement”) with their consortium of lenders. The Credit Agreement replaced the credit facility dated June 2, 2011 (the “Old Credit Facility”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Facility. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of June 28, 2014, the Company had total borrowings of $296.1 million outstanding under its Credit Agreement, with $108.9 million of that amount denominated in euro. The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its interest rate base. As of June 28, 2014, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.73 percent under the Credit Agreement. During the third quarter of 2014, in light of the Company's increased debt-to-EBITDA ratio (as defined in the Credit Agreement), the spread will increase by 25 basis points.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of June 28, 2014, and currently, the Company had considerable cushion under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement, as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
In February 2014, the Company entered into a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank, one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 125 basis points. As of June 28, 2014, there was no amount outstanding under this uncommitted line of credit.
At June 28, 2014, the Company had $537.3 million of unused lines of credit, including $351.7 million under the committed, secured Credit Agreement, and $185.6 million available under various uncommitted lines around the world, including the uncommitted line of credit with Credit Agricole Corporate and Investment Bank. In July 2014, the Company entered into a $100.0 million uncommitted line of credit with HSBC Bank USA, one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 100 basis points.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.8 million and $2.2 million in the second quarters of 2014 and 2013, respectively, and pretax gains of $5.2 million and $4.2 million for the respective year-to-date periods.
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
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net gain/(loss) associated with these hedges, in other comprehensive income, net of tax, of ($0.5) million and $16.4 million in the second quarters of 2014 and 2013, respectively, and a net gain/(loss) of $(3.8) million and $11.1 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas in some cases the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges was an outflow of $0.6 million and an inflow of $4.5 million for the year-to-date periods ended June 28, 2014 and June 29, 2013, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of June 28, 2014 and December 28, 2013. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	June 28, 2014		December 28, 2013
(In millions)	Buy	Sell	Buy	Sell
Euro	$146.0		$157.7
Philippine peso	17.2		11.3
Danish krone	14.1			$3.5
Chinese renminbi	9.7		8.1
South Korean won	9.5		9.7
Mexican peso	4.4		18.2
Malaysian ringgit	2.6			2.7
New Zealand dollar	2.0		4.5
Uruguayan peso	1.3		4.7
U.S. dollar		$40.6		54.7
Indonesian rupiah		37.1	2.3
Swiss franc		32.9		49.4
Russian ruble		15.4		22.9
Japanese yen		12.2		3.7
Turkish lira		11.5		11.7
Brazilian real		10.7		6.6
Canadian dollar		7.5		11.0
Singapore dollar		6.1		1.7
South African rand		5.6		10.4
Czech koruna		3.5		2.5
Australian dollar		3.4		6.8
Indian rupee		3.1		6.6
Polish zloty		3.1		4.7
Norwegian krone		2.7		1.7
Croatian kuna		2.6		2.6
Argentine peso		2.3		3.7
Swedish krona		2.2		1.7
Hungarian forint		1.6		2.4
Romanian leu		1.4		1.2
British pound		1.0		1.0
Other currencies (net)		1.8		4.4
	$206.8	$208.3	$216.5	$217.6

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
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of June 28, 2014 and December 28, 2013. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Jun 28, 2014	Dec 28, 2013	Balance sheet location	Jun 28, 2014	Dec 28, 2013
Foreign exchange contracts	Non-trade amounts receivable	$12.2	$20.3	Accrued liabilities	$12.6	$19.2
The following table summarizes the impact of the Company's derivative positions on the results of operations for the second quarters of 2014 and 2013:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2014	2013		2014	2013
Foreign exchange contracts	Other expense	$4.8	$(23.9)	Other expense	$(5.0)	$23.8
The following table summarizes the impact of Company's derivative positions on comprehensive income for the second quarters of 2014 and 2013:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$(0.4)	$3.6	Cost of products sold	$1.5	$0.6	Interest expense	$(1.5)	$(0.8)
Net equity hedging relationships
Foreign exchange contracts	(0.9)	25.6	Other expense	—	—	Interest expense	(3.1)	(2.7)
The following table summarizes the impact of the Company's derivative positions on the results of operations for the year-to-date periods ended June 28, 2014 and June 29, 2013:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2014	2013		2014	2013
Foreign exchange contracts	Other expense	$5.8	$(12.1)	Other expense	$(5.5)	$12.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of Company's derivative positions on comprehensive income for the year-to-date periods ended June 28, 2014 and June 29, 2013:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$2.9	$3.4	Cost of products sold	$3.2	$0.6	Interest expense	$(2.8)	$(1.3)
Net equity hedging relationships
Foreign exchange contracts	(6.0)	17.3	Other expense	—	—	Interest expense	(6.7)	(5.6)

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 28, 2014 and December 28, 2013. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes was $646 million at June 28, 2014, compared with the carrying value of $602.5 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 28, 2014 and June 29, 2013 were as follows:

	Second Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$2.8	$2.6	$0.1	$—	$5.6	$5.3	$0.1	$—
Interest cost	2.2	2.1	0.2	0.3	4.4	4.2	0.6	0.6
Expected return on plan assets	(1.5)	(1.4)	—	—	(3.1)	(2.9)	—	—
Settlement/curtailment	—	0.4	—	—	—	0.4	—	—
Net amortization	0.6	1.2	(0.1)	(0.1)	1.2	2.4	(0.3)	(0.2)
Net periodic benefit cost	$4.1	$4.9	$0.2	$0.2	$8.1	$9.4	$0.4	$0.4
During the year-to-date periods ended June 28, 2014 and June 29, 2013, approximately $0.9 million and $2.6 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13:	Income Taxes
As of June 28, 2014 and December 28, 2013, the Company's gross unrecognized tax benefit was $24.2 million and $27.4 million, respectively. During 2014, the accrual for uncertain tax positions decreased by $3.2 million primarily as a result of the Company agreeing to a transfer pricing settlement with various foreign jurisdictions and entering into an Advanced Pricing Agreement, as well as other adjustments. The Company estimates that approximately $21.5 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.1 million and $5.9 million as of June 28, 2014 and December 28, 2013, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $0.4 million. For the remaining balance as of June 28, 2014, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
The effective tax rates for the second quarter and year-to-date period of 2014 were 32.0 percent and 29.1 percent, respectively, compared with 24.3 percent and 24.9 percent, respectively, for the comparable 2013 periods. The higher 2014 rates were due to higher 2014 losses incurred in conjunction with the change in exchange rate of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended June 28, 2014 and June 29, 2013, 87,290 and 47,187 shares, respectively, were retained to fund withholding taxes, with values totaling $7.0 million and $3.7 million, respectively, which were included as a component of stock repurchases in the Consolidated Statements of Cash Flows.
During the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture is accounted for using the equity method and was included in long-term other assets on the June 28, 2014 balance sheet at the carrying value of the contributed land. The Company does not expect to have any significant cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development.
There were no capital lease arrangements initiated in the year-to-date periods ended June 28, 2014 and June 29, 2013.
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
Stock Options
Stock options to purchase the Company's common stock are granted to employees and directors by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. Options to acquire 6,050 shares of stock were granted during the year-to-date period of 2013. There were no stock options granted in the year-to-date period of 2014. Compensation expense associated with all outstanding stock option awards was $0.5 million and $0.4 million in the second quarters of 2014 and 2013, respectively, and $0.9 million in each of the respective year-to-date periods.
Stock option activity for 2014, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2013	2,360,275	$44.16
Granted	—	—
Expired / Forfeited	(5,711)	72.26
Exercised	(305,170)	34.98
Outstanding at June 28, 2014	2,049,394	$45.43	$77.5
Exercisable at June 28, 2014	1,489,165	$36.57	$69.0
The intrinsic value of options exercised totaled $5.5 million and $4.8 million in the second quarters of 2014 and 2013, respectively, and $13.9 million and $29.3 million in the respective year-to-date periods. The average remaining contractual life on outstanding and exercisable stock options was 5.9 years and 4.9 years, respectively.
Restricted Stock, Restricted Stock Units, Performance Vested and Market Vested Awards
The Company has time-vested, performance-vested and market-vested awards which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded straight-line over the required service period. For performance-vested awards, expense is determined as described below and is recorded over the required service period, subject to a probability assessment of achieving the performance criteria. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record expense regardless of actual achievement.
The Company granted 49,410 and 64,725 performance-vested award shares under its performance share program in March 2014 and February 2013, respectively. The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company over a three year performance period, as reflected through a measure of diluted earnings per share in 2014 and 2013 and also cash flow with respect to the 2013 award.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In March 2014, the Company also granted 16,470 market-vested award shares. These awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary index and the Company's 2014 Compensation Peer Group (collectively, the "Comparative Group") over a three year period. As the rTSR grant has a market condition, the fair value per share of $70.85 was determined using a Monte-Carlo simulation. The Monte-Carlo simulation estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group. There were no awards granted of this type in 2013.
The incentive program for the performance and market-vested awards are based upon a target number of share units, although the actual number of performance and market-vested shares ultimately earned can vary from zero to 150 percent of target depending on the Company's achievement under the performance criteria of the grants. The payouts, if earned, will be settled in Tupperware common stock after the end of the three year performance period.
In the year-to-date periods of 2014 and 2013, the Company granted 4,000 and 40,480 shares of time-vested restricted stock units with average fair values of $92.97 and $78.99 per share, respectively that vest three years from the date of grant. In addition, in February 2014, the Company granted 50,000 shares of restricted stock units with a grant date fair value of $77.66 per share which will cliff vest on December 29, 2017.
During the second quarters of 2014 and 2013, the Company granted 13,650 and 13,910 shares of time-vested restricted stock units with average fair values of $84.28 and $82.72 per share, respectively, that vest/vested one year from the date of grant.
For the second quarters of 2014 and 2013, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance and market-vested shares, was $3.0 million and $2.6 million, respectively. Such expense was $7.5 million and $6.7 million for the year-to-date periods of 2014 and 2013, respectively.
Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2014 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 28, 2013	813,732	$51.92
Granted	133,530	79.61
Performance share adjustments	(3,850)	78.35
Vested	(281,894)	43.39
Forfeited	(7,055)	70.72
June 28, 2014	654,463	$60.77
The fair value of performance-vested awards, restricted stock and restricted stock units vested in the second quarters of 2014 and 2013 was $1.2 million and $0.7 million, respectively, and $22.5 million and $7.6 million in the respective year-to-date periods.
As of June 28, 2014, total unrecognized stock based compensation expense related to all stock based awards was $25.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

Note 16:	Allowance for Long-Term Receivables
As of June 28, 2014, $25.0 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balance of the allowance for long-term receivables as of June 28, 2014 was as follows:

(In millions)
Balance at December 28, 2013	$20.5
Write-offs	(3.0)
Provision and reclassifications	2.2
Currency translation adjustment	(0.5)
Balance at June 28, 2014	$19.2

Note 17:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 9 to the Consolidated Financial Statements.
Condensed consolidated financial information as of June 28, 2014 and December 28, 2013 and for the quarter-to-date and year-to-date periods ended June 28, 2014 and June 29, 2013 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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
In November 2013, the Company determined that it had misclassified certain intercompany transactions previously reported in the Condensed Consolidated Statements of Cash Flows for each period included in Note 18, Guarantor Information, in the Company's 2012 Annual Report on Form 10-K and its Form 10-Qs for the first two quarters of 2013. These transactions primarily represented intercompany loans and borrowings between the Parent, Guarantor and Non-Guarantor that were classified as operating activities. Depending on whether it was from the perspective of the Parent, Guarantor or Non-Guarantor, the cash flows related to these transactions should have been classified as either investing or financing activities. These misclassifications did not change the total cash flows reported in each column presented in Note 18 in the Company's 2012 Annual Report or in its Form 10-Qs for the first two quarters of 2013. There was no impact on the Company's Consolidated Statements of Cash Flows. The Company assessed the materiality of these items on its previously issued annual report and quarterly financial statements in accordance with SEC Staff Accounting Bulletin No. 99, and concluded that the errors were not material to the consolidated financial statements taken as a whole. As such, the Company has and is revising the statements of cash flows included in the guarantor financial information of future filings in which the revised information is being presented, to reflect the required classification adjustments in the respective periods. The statements of cash flow presented below for the period ended June 29, 2013, as revised, reflect the correct classification of intercompany transactions as investing and financing activities.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	June 28, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$82.6	$—	$82.7
Accounts receivable, net	—	—	191.1	—	191.1
Inventories	—	—	351.8	—	351.8
Deferred income tax benefits, net	4.7	25.9	55.7	—	86.3
Non-trade amounts receivable, net	—	28.0	83.0	(54.6)	56.4
Intercompany receivables	20.8	346.9	448.8	(816.5)	—
Prepaid expenses and other current assets	1.1	3.8	51.2	(25.2)	30.9
Total current assets	26.6	404.7	1,264.2	(896.3)	799.2
Deferred income tax benefits, net	93.3	170.9	170.0	—	434.2
Property, plant and equipment, net	—	41.0	260.4	—	301.4
Long-term receivables, net	—	0.1	20.6	—	20.7
Trademarks and tradenames, net	—	—	120.6	—	120.6
Other intangible assets, net	—	—	2.3	—	2.3
Goodwill	—	2.9	179.6	—	182.5
Investments in subsidiaries	1,796.2	2,359.8	—	(4,156.0)	—
Intercompany notes receivable	51.1	696.9	1,877.6	(2,625.6)	—
Other assets, net	4.7	0.7	35.7	(4.7)	36.4
Total assets	$1,971.9	$3,677.0	$3,931.0	$(7,682.6)	$1,897.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$1.7	$120.2	$—	$121.9
Short-term borrowings and current portion of long-term debt and capital lease obligations	187.2	—	111.9	—	299.1
Intercompany payables	319.8	457.2	39.5	(816.5)	—
Accrued liabilities	91.4	34.0	297.9	(79.8)	343.5
Total current liabilities	598.4	492.9	569.5	(896.3)	764.5
Long-term debt and capital lease obligations	602.5	—	15.3	—	617.8
Intercompany notes payable	471.0	1,406.5	748.1	(2,625.6)	—
Other liabilities	14.6	26.3	193.4	(4.7)	229.6
Shareholders' equity	285.4	1,751.3	2,404.7	(4,156.0)	285.4
Total liabilities and shareholders' equity	$1,971.9	$3,677.0	$3,931.0	$(7,682.6)	$1,897.3

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended June 28, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$677.5	$(3.2)	$674.3
Other revenue	—	38.4	6.4	(44.8)	—
Cost of products sold	—	6.4	264.9	(45.6)	225.7
Gross margin	—	32.0	419.0	(2.4)	448.6
Delivery, sales and administrative expense	3.2	20.4	327.4	(2.4)	348.6
Re-engineering and impairment charges	—	—	3.4	—	3.4
Gains on disposal of assets	—	—	0.5	—	0.5
Operating income (loss)	(3.2)	11.6	88.7	—	97.1
Interest income	0.1	7.4	1.1	(8.1)	0.5
Interest expense	9.3	5.4	5.0	(8.1)	11.6
Income from equity investments in subsidiaries	55.6	47.5	—	(103.1)	—
Other expense	—	0.1	15.9	—	16.0
Income before income taxes	43.2	61.0	68.9	(103.1)	70.0
Provision (benefit) for income taxes	(4.4)	5.1	21.7	—	22.4
Net income (loss)	$47.6	$55.9	$47.2	$(103.1)	$47.6
Comprehensive income (loss)	$54.0	$61.3	$46.8	$(108.1)	$54.0

Consolidating Statement of Income

	13 Weeks Ended June 29, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$690.3	$(1.9)	$688.4
Other revenue	—	28.9	1.5	(30.4)	—
Cost of products sold	—	1.5	253.9	(29.4)	226.0
Gross margin	—	27.4	437.9	(2.9)	462.4
Delivery, sales and administrative expense	2.8	18.7	330.7	(2.9)	349.3
Re-engineering and impairment charges	—	—	2.2	—	2.2
Gains on disposal of assets	—	—	0.2	—	0.2
Operating income (loss)	(2.8)	8.7	105.2	—	111.1
Interest income	0.1	7.9	1.4	(8.7)	0.7
Interest expense	8.7	4.5	5.8	(8.7)	10.3
Income from equity investments in subsidiaries	83.6	76.5	—	(160.1)	—
Other expense	—	—	0.7	—	0.7
Income before income taxes	72.2	88.6	100.1	(160.1)	100.8
Provision (benefit) for income taxes	(4.1)	4.6	24.0	—	24.5
Net income (loss)	$76.3	$84.0	$76.1	$(160.1)	$76.3
Comprehensive income (loss)	$23.5	$33.4	$56.2	$(89.6)	$23.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	26 Weeks Ended June 28, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,341.1	$(3.6)	$1,337.5
Other revenue	—	63.2	12.2	(75.4)	—
Cost of products sold	—	12.2	509.3	(74.2)	447.3
Gross margin	—	51.0	844.0	(4.8)	890.2
Delivery, sales and administrative expense	7.8	35.5	654.6	(4.8)	693.1
Re-engineering and impairment charges	—	—	5.7	—	5.7
Gains on disposal of assets	—	—	2.3	—	2.3
Operating income (loss)	(7.8)	15.5	186.0	—	193.7
Interest income	0.2	14.6	2.2	(15.8)	1.2
Interest expense	18.9	9.9	11.0	(15.8)	24.0
Income from equity investments in subsidiaries	116.9	106.1	—	(223.0)	—
Other expense	—	0.2	29.9	—	30.1
Income before income taxes	90.4	126.1	147.3	(223.0)	140.8
Provision (benefit) for income taxes	(9.4)	7.7	42.7	—	41.0
Net income (loss)	$99.8	$118.4	$104.6	$(223.0)	$99.8
Comprehensive income (loss)	$107.1	$125.1	$107.9	$(233.0)	$107.1

Consolidating Statement of Income

	26 Weeks Ended June 29, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,353.6	$(2.3)	$1,351.3
Other revenue	—	54.8	8.8	(63.6)	—
Cost of products sold	—	8.8	500.6	(60.6)	448.8
Gross margin	—	46.0	861.8	(5.3)	902.5
Delivery, sales and administrative expense	7.4	34.9	660.8	(5.3)	697.8
Re-engineering and impairment charges	—	—	4.4	—	4.4
Gains on disposal of assets	—	—	0.2	—	0.2
Operating income (loss)	(7.4)	11.1	196.8	—	200.5
Interest income	0.3	16.1	2.7	(17.8)	1.3
Interest expense	15.6	9.3	12.1	(17.8)	19.2
Income from equity investments in subsidiaries	149.0	139.0	—	(288.0)	—
Other expense	—	—	3.6	—	3.6
Income before income taxes	126.3	156.9	183.8	(288.0)	179.0
Provision (benefit) for income taxes	(8.2)	6.9	45.8	—	44.5
Net income (loss)	$134.5	$150.0	$138.0	$(288.0)	$134.5
Comprehensive income (loss)	$92.6	$110.2	$112.4	$(222.6)	$92.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 28, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(19.1)	$31.7	$72.2	$(42.4)	$42.4
Investing Activities:
Capital expenditures	—	(6.9)	(24.3)	—	(31.2)
Proceeds from disposal of property, plant and equipment	—	—	5.5	—	5.5
Net intercompany loans	1.7	67.9	(32.6)	(37.0)	—
Net cash provided by (used in) investing activities	1.7	61.0	(51.4)	(37.0)	(25.7)
Financing Activities:
Dividend payments to shareholders	(65.2)	—	—	—	(65.2)
Dividend payments to parent	—	—	(35.9)	35.9	—
Proceeds from exercise of stock options	10.7	—	—	—	10.7
Repurchase of common stock	(31.4)	—	—	—	(31.4)
Repayment of capital lease obligations	—	—	(2.0)	—	(2.0)
Net change in short-term debt	66.2	—	(2.7)	—	63.5
Excess tax benefits from share-based payment arrangements	7.1	—	—	—	7.1
Net intercompany borrowings	30.0	(91.3)	17.8	43.5	—
Net cash provided by (used in) financing activities	17.4	(91.3)	(22.8)	79.4	(17.3)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	(42.6)	—	(44.0)
Net change in cash and cash equivalents	—	—	(44.6)	—	(44.6)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$0.1	$82.6	$—	$82.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 29, 2013
	Parent		Guarantor		Non-Guarantors		Eliminations		Total
(In millions)	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised	Previously Reported	As Revised
Operating Activities:
Net cash provided by (used in) operating activities	$(73.3)	$(22.3)	$27.4	$(11.8)	$125.9	$112.5	$(8.6)	$(7.0)	$71.4
Investing Activities:
Capital expenditures	—	—	(6.2)	(6.2)	(17.6)	(17.6)	—	—	(23.8)
Proceeds from disposal of property, plant and equipment	—	—	—	—	7.1	7.1	—	—	7.1
Net intercompany loans	—	5.7	—	40.8	—	(62.8)	—	16.3	—
Net cash provided by (used in) investing activities	—	5.7	(6.2)	34.6	(10.5)	(73.3)	—	16.3	(16.7)
Financing Activities:
Dividend payments to shareholders	(52.7)	(52.7)	—	—	—	—	—	—	(52.7)
Dividend payments to parent	—	—	—	—	(27.7)	(27.7)	27.7	27.7	—
Net proceeds from issuance of senior notes	200.1	200.1	—	—	(0.1)	(0.1)	—	—	200.0
Proceeds from exercise of stock options	16.7	16.7	—	—	—	—	—	—	16.7
Repurchase of common stock	(203.7)	(203.7)	—	—	—	—	—	—	(203.7)
Repayment of capital lease obligations	—	—	—	—	(1.4)	(1.4)	—	—	(1.4)
Net change in short-term debt	16.1	16.1	—	—	(34.0)	(34.0)	—	—	(17.9)
Debt issuance costs	(0.7)	(0.7)	—	—	—	—	—	—	(0.7)
Excess tax benefits from share-based payment arrangements	9.8	9.8	—	—	—	—	—	—	9.8
Net intercompany borrowings	87.7	31.0	(21.3)	(22.9)	(47.3)	28.9	(19.1)	(37.0)	—
Net cash provided by (used in) financing activities	73.3	16.6	(21.3)	(22.9)	(110.5)	(34.3)	8.6	(9.3)	(49.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(12.2)	(12.2)	—	—	(12.2)
Net change in cash and cash equivalents	—	—	(0.1)	(0.1)	(7.3)	(7.3)	—	—	(7.4)
Cash and cash equivalents at beginning of year	—	—	0.2	0.2	119.6	119.6	—	—	119.8
Cash and cash equivalents at end of period	$—	$—	$0.1	$0.1	$112.3	$112.3	$—	$—	$112.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18:	New Accounting Pronouncements
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
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The amendment is effective prospectively for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this amendment on the Company's Consolidated Financial Statements.
In June 2014, the FASB issued an amendment to existing guidance regarding accounting for share-based payments when terms of an award provide that a performance target could be achieved after the requisite service period. The amendment is effective prospectively for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Company does not expect the amendment to have an impact on its Consolidated Financial Statements based on its having no share-based payments with these specified terms.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 26 weeks ended June 28, 2014, compared with the 13 and 26 weeks ended June 29, 2013, and changes in financial condition during the 26 weeks ended June 28, 2014.
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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	June 28, 2014	June 29, 2013
Net sales	$674.3	$688.4	(2)%		3%	$(36.5)
Gross margin as percent of sales	66.5%	67.2%	(0.7)	pp	na	na
DS&A as percent of sales	51.7%	50.7%	1.0	pp	na	na
Operating income	$97.1	$111.1	(13)%		(4)%	$(9.6)
Net income	47.6	76.3	(38)		(31)	(7.3)
Net income per diluted share	0.93	1.43	(35)		(28)	(0.14)

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	June 28, 2014	June 29, 2013
Net sales	$1,337.5	$1,351.3	(1)%		5%	$(79.0)
Gross margin as percent of sales	66.6%	66.8%	(0.2)	pp	na	na
DS&A as percent of sales	51.8%	51.6%	0.2	pp	na	na
Operating income	$193.7	$200.5	(3)%		6%	$(18.6)
Net income	99.8	134.5	(26)		(17)	(14.0)
Net income per diluted share	1.95	2.49	(22)		(13)	(0.26)
_________________________

na	not applicable
pp	percentage points
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
Sales decreased 2 percent in the second quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 3 percent. The Company defines established markets as Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with a 10 percent sales increase in local currency. The average impact of higher prices in these markets was 9 percent. The Company's units that operate in established economy markets, as a group, had a 7 percent sales decrease in local currency compared with 2013. The average price increase in the established markets was 1 percent.
Among the emerging market units, the main increases in sales were in Brazil, China, Indonesia, Turkey and Venezuela. These increases were partially offset by a decrease in Russia. Among the established market businesses, there was a significant decrease in Germany that was partially offset by an increase in Italy. Operating income and net income decreased in the second quarter of 2014, primarily reflecting a worsening in the exchange rate of the Venezuelan bolivar and its pretax translation impact of $15.8 million related to net monetary assets on the balance sheet of Venezuela as of the end of the second quarter. There was also a negative $6.4 million pretax impact of Venezuelan inventory being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate sales in the quarter. Excluding the impact of changes in the exchange rate of the Venezuelan bolivar and of changes in other foreign exchange rates, net income increased 1 percent in the second quarter. This primarily reflected strong increases in the Company's Asia Pacific and Tupperware North American segments, partially offset by decreases in the other reporting segments.

Reported sales for the year-to-date period decreased 1 percent compared with the same period of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 5 percent. The units and factors impacting the year-to-date sales, operating and net income comparisons were similar to those impacting the second quarter comparisons. The 2014 impact on net income for the year-to-date period related to changes in the exchange rate of the Venezuelan bolivar to the U.S. dollar was $35.7 million, including the impact related to the sale of inventory translated at its stronger, historical exchange rate rather than the rate used to translate sales in the period in which the inventory is sold.
The Company's net working capital position decreased by $6.8 million, compared with the end of 2013, primarily due to an increase in short-term borrowings (net of cash and cash equivalents) to support financing activities. The net change in working capital also reflects the $29.2 million impact on the net monetary assets on the balance sheet related to the 2014 changes in foreign currency exchange rates in Venezuela, as well as a $10 million impact due to other weaker foreign currency exchange rates in relation to the U.S. dollar. These were partially offset by an increase in accounts receivable reflecting the level and timing of sales around the end of each period and an increase in inventory, reflecting expectations for future sales in certain markets and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end, including the timing of income tax payments during 2014 and higher tax prepayments made at the end of 2012 compared with the end of 2013.
Net cash provided by operating activities was $42.4 million in 2014, compared with net cash provided by operating activities of $71.4 million in 2013. The unfavorable comparison primarily reflected larger outflows of cash related to net working capital items, particularly for inventory to support growth in operations in certain units, for non-trade receivables due to the timing of cash receipts related to value added taxes and for prepaid expenses and other assets. The Company also made large income tax payments related to fiscal year 2013 after the Company's fiscal year-end, but prior to the end of the calendar year, whereas similar 2012 payments occurred prior to the end of fiscal year-end 2012. Also, in the first quarter of 2013, the Company received cash as a premium and accrued interest in connection with its sale of $200 million of Senior Notes. The net impact of these items was partially offset by higher net income, before higher non-cash charges in 2014, particularly the impact of the unrealized foreign exchange loss on the bolivar denominated net monetary assets in Venezuela. In addition, there were smaller decreases in accounts payable and accrued liabilities due to the timing of payments around the end of 2013 compared with the end of 2012. The increase in short term borrowings (net of cash and cash equivalents) funded the net cash outflows in the period for investing activities, dividends and on-going share repurchases.
Net Sales
Reported sales decreased 2 percent in the second quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 3 percent. The increase in local currency sales was mainly in the Company's emerging market economies.
The Company's emerging market units accounted for 66 percent and 65 percent of the Company's total sales for the second quarters of 2014 and 2013, respectively. Reported sales in these markets in the second quarter of 2014 were even with the second quarter of 2013, including a negative $40.5 million impact from weaker foreign currency exchange rates. The strong increase in local currency sales in the Company's emerging markets in the second quarter of 2014 was primarily in Venezuela, reflecting inflation related pricing, as well as higher volume generated through a more productive sales force. The other most significant contributions to the local currency sales increase were due to increases in the total sales forces in Brazil, Indonesia and Turkey and strong growth in the number of outlets and outlet productivity in China. The sales growth in these markets was partially offset by a decrease in Russia, primarily due to lower activity and productivity, reflecting a less heavily promoted approach than in 2013.
Sales in the established markets decreased $13.3 million, or 5 percent, which included a positive $4.1 million impact from changes in foreign currency exchange rates. Among these units, the most significant local currency decrease was in Germany, reflecting lower sales activity largely from newer sellers.

On a year-to-date basis, emerging markets accounted for 65 percent and 64 percent of total Company sales in 2014 and 2013, respectively. Total sales on a reported basis in the emerging markets increased $7.5 million, or 1 percent, including a negative $84.0 million impact from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales increased in these markets by 12 percent. Total sales for the established markets decreased $21.4 million, or 4 percent, for the year-to-date period of 2014, compared with the same period of 2013, which included a positive $5.0 million impact from changes in foreign currency exchange rates. The sources of the year-to-date fluctuations largely followed those of the second quarter comparison.
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
Gross Margin
Gross margin as a percentage of sales was 66.5 percent and 67.2 percent in the second quarters of 2014 and 2013, respectively. The decrease of 0.7 percentage points primarily reflected the impact on cost of sales relative to sales from the change in exchange rate of the Venezuelan bolivar to the U.S. dollar that occurred as of the end of the first quarter of 2014 (0.9 pp). The impact of the change in this rate as of the end of the second quarter of 2014 will impact gross margin starting in the third quarter of 2014 when inventory on the June 2014 balance sheet will be sold and flow through cost of sales at the stronger exchange rate in effect when it was purchased and manufactured. Also contributing to the decrease in gross margin were the mix impact from relatively higher sales in certain units with lower than average gross margins (0.2 pp) and higher obsolescence costs (0.2 pp), including amounts related to the decision to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand. Additionally, increased resin prices (0.6 pp) and other manufacturing costs (1.2 pp) had a negative impact on the gross margin comparison, but this was more than offset by increased pricing, particularly in South America and Asia (1.7 pp), and improvements in Tupperware United States and Canada from lower discounting (0.3 pp), as well as a favorable product mix (0.3 pp) and the impact of changes in foreign exchange rates (0.1 pp).
For the year-to-date periods, gross margin as a percentage of sales was 66.6 percent in 2014, compared with 66.8 percent for the same period of 2013. The factors leading to the 0.2 percentage point decrease largely mirrored those of the second quarter, except there was also a negative impact in Asia in the first quarter of 2014 from business-to-business transactions that carry lower than average margins (0.1 pp) and the impact on cost of sales relative to sales of a change in the exchange rate of the Venezuelan bolivar during the first quarter of 2013 that had offsetting impacts on the year-to-date comparison (0.1 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 51.7 percent in the second quarter of 2014, compared with 50.7 percent in 2013. This increase reflected above average currency devaluations in units with high returns on sales and the impact of dollar costs as a ratio of sales that are lower in light of weaker foreign exchange rates (0.6 pp), higher warehousing and freight costs, primarily in Brazil (0.8 pp), amortization of the Company's definite lived tradename intangible asset that began during the third quarter of 2013 (0.4 pp) and higher bad debt expense (0.3 pp). These were partially offset by lower marketing expenses, primarily in Asia (0.7 pp), more efficient promotional spending, mainly in Tupperware North America (0.3 pp) and a lower commission rate in Tupperware United States and Canada (0.1 pp).
For the year-to-date periods, DS&A as a percentage of sales also increased, to 51.8 percent from 51.6 percent in 2013. The factors leading to the increase largely mirrored those of the second quarter, except there was an offsetting impact from the leverage on the fixed cost components of selling and operating expenses from increased local currency sales (0.3 pp).
Specific segment impacts are discussed in the segment results section.

Re-engineering and Impairment Expenses
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $3.4 million and $2.2 million in re-engineering and impairment charges during the second quarters of 2014 and 2013, respectively, and $5.7 million and $4.4 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand.
For the remainder of 2014, the Company expects to incur approximately $4 million of such costs, mainly related to additional headcount reductions.
Net Interest Expense
Net interest expense was $11.1 million in the second quarter of 2014, compared with $9.6 million in 2013. In the year-to-date periods, net interest expense was $22.8 million in 2014, compared with $17.9 million in 2013. Interest expense increased in each of the year-over-year comparisons primarily as a result of higher borrowings over the course of 2013 to achieve the Company's leverage target announced at the beginning of that year, as well as a higher amount of forward points related to the Company's cash flow hedging activities. Also contributing to the increase in the year-to-date period of 2014 was the issuance of notes maturing in 2021 at the end of the first quarter of 2013 at a higher fixed interest rate than the floating rate revolving credit borrowings that were replaced.
For a discussion of forward points, which are a component of interest expense, refer to Note 10 to the Consolidated Financial Statements.
Tax Rate
The effective tax rates for the second quarter and year-to-date period of 2014 were 32.0 percent and 29.1 percent, respectively, compared with 24.3 percent and 24.9 percent, respectively, for the comparable 2013 periods. The higher 2014 rates were due to higher 2014 losses incurred in conjunction with the change in exchange rate of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the second quarter of 2014 decreased $28.7 million compared with 2013. Excluding the impact of foreign currency exchange rates, net income decreased 31 percent. The decrease in the local currency net income comparison primarily reflected a worsening in the exchange rate of the Venezuelan bolivar and its pretax translation impact of $15.8 million related to net monetary assets on the balance sheet of Venezuela as of the end of the second quarter. There was also a negative $6.4 million pretax impact of Venezuelan inventory being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate sales in the quarter. Excluding the impact of changes in the exchange rate of the Venezuelan bolivar and of changes in other foreign exchange rates, net income increased 1 percent in the second quarter. This increase was due to the contribution margin on higher sales in Asia and a more efficient value chain in Tupperware North America compared with the same period in 2013. These increases were largely offset by increased promotional investments in Beauty North America to engage and activate the sales force, as well as higher Fuller tradename amortization cost in connection with a third quarter 2013 change in its classification from being indefinite lived to definite lived, lower sales in Europe and a lower return on sales in South America due to higher distribution and warehousing costs in Brazil.

Net income for the year-to-date period of 2014 decreased $34.7 million compared with the same period of 2013, including a negative $14.0 million foreign currency impact. Excluding the impact of foreign currency exchange rates, net income decreased 17 percent. The units and factors impacting the year-to-date net income comparison were similar to those impacting the second quarter comparison. The 2014 impact on net income for the year-to-date period related to changes in the exchange rate of the Venezuelan bolivar to the U.S. dollar was $35.7 million, including the impact related to the sale of inventory translated at its stronger, historical exchange rate rather than the rate used to translate sales in the period in which the inventory is sold. Interest expense for the year-to-date period of 2014 was higher related to the Senior Notes issued in the first quarter of 2013 and increased forward points related to the Company's hedging activities. There were also gains from the sale of land near the Company's Orlando headquarters and in Australia, as well as lower income tax expense.
International operations generated 92 percent of sales in the second quarter and year-to-date period of 2014, compared with 91 percent of sales in the comparable 2013 periods. International operations, as a group, generated 100 percent of net segment profit in the second quarter and year-to-date periods of 2014 and 2013.
The sale of beauty products generated 20 percent of sales in the second quarter and year-to-date period of 2014, compared with 21 percent of sales in the 2013 periods.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$186.3	$196.7	(5)%		(5)%	$(0.6)	28	28
Segment profit	27.9	34.2	(18)		(17)	(0.3)	29	27

Segment profit as percent of sales	15.0%	17.4%	(2.4)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$399.6	$411.6	(3)%		(2)%	$(5.0)	30	30
Segment profit	68.2	71.7	(5)		(4)	(1.0)	35	31

Segment profit as percent of sales	17.1%	17.4%	(0.3)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 5 percent compared with the second quarter of 2013. There was no significant impact from changes in foreign currency exchange rates. The decreased sales primarily reflected an 8 percent decrease in volume, compared with the second quarter of 2013, which was partially offset by an average price increase of 3 percent, including less of an impact from promotional pricing.

On a local currency basis, the emerging market units' sales increased by 1 percent, reflecting significant growth in Turkey from a larger sales force due to solid recruiting, as well as increased activity, resulting from attractive hostess gifts and a promotional shift into the second quarter that led to higher volume of products sold, despite an 11 percent increase in prices in light of consumer inflation and the impact on costs of a weaker currency. In addition, Avroy Shlain contributed to the local currency sales increase through a more active sales force due to success in developing more sales force leaders, strong product offerings and improved sales force incentives. These increases were partially offset by a decrease in volume in Russia, due to continuing challenges in activating the existing sales force, as well as lower sales per order that in part reflected a lower investment in promotional programs than in the prior year. The established market units' sales decreased by 8 percent on a local currency basis, reflecting a decrease in sales volume in Germany from a lower number of active sellers due, in part, to the holiday schedule and less activity from new recruits. This decrease was partially offset by an increase in volume in Italy from a larger and more productive sales force, reflecting strong recruiting and attractive product offerings and a positive response to hostess gifts that increased the party average.
Segment profit decreased $6.3 million, or 18 percent, during the second quarter of 2014, and excluding the impact of foreign currency, was 17 percent lower. The decrease was primarily due to the lost contribution margin from lower sales and the impact of a weaker Turkish lira on product and services procured in euro, partially offset by more efficient supply chain management.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The euro, South African rand and Turkish lira were the main currencies that impacted the year-over-year sales and profit comparisons, with the euro's impact being favorable and the rand's and lira's impacts being negative. The Russian ruble also had a meaningfully negative impact on the sales comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$211.1	$212.8	(1)%		6%	$(14.1)	31	31
Segment profit	46.5	46.5	—		9	(4.1)	48	37

Segment profit as percent of sales	22.0%	21.9%	0.1	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$410.1	$415.2	(1)%		8%	$(34.6)	31	31
Segment profit	87.4	89.0	(2)		10	(9.4)	45	38

Segment profit as percent of sales	21.3%	21.4%	(0.1)	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 1 percent, compared with the second quarter of 2013. Excluding the impact of foreign currency exchange rates, sales increased 6 percent. The average price increase for the segment was 7 percent, partially offset by a slight decrease in total volume, though each unit within the segment that grew sales significantly generated an increase in volume, particularly China and Indonesia.

Emerging markets accounted for $168.3 million and $166.8 million, or 80 and 78 percent, of the reported sales in the segment in the second quarters of 2014 and 2013, respectively. Compared with 2013, emerging market sales were negatively impacted by $12.6 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 9 percent in these units. The most significant contribution to the overall increase was in Indonesia, the Company's largest business unit, as a result of a larger sales force due to continued strength in recruiting and attractive new product offerings. The volume of products sold in this market increased slightly despite an adverse consumer reaction to increased prices. The other significant increase in sales was in China, where the Company operates a retail outlet model through independent distributors. The increase primarily related to higher volume due to a positive response to new distributor and outlet incentive programs and promotional offerings, in conjunction with continued growth in the total number of outlets. In addition, Malaysia/Singapore had a modest increase due to a larger sales force that executed well on certain sales specials, including a promotional shift that led to sales in the second quarter that would have been in the third quarter in the absence of a change in the holiday calendar. These were partially offset by decreases in India and the Philippines, due to smaller and less productive sales forces.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets, primarily reflecting the impact of changes in foreign currency exchange rates, as well as reduced volume in most of these markets, particularly Tupperware Japan. Excluding the impact of changes in foreign currency rates, sales in these markets decreased 4 percent compared with 2013.
Total segment profit was even with the second quarter of 2013. Excluding the impact of changes in foreign currency rates, segment profit increased 9 percent. The increase was mainly related to the contribution margin from the higher sales in Indonesia and China and the leverage this had on the fixed components of DS&A spending, as well as increased profit in India due to lower marketing expenditures.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except in India which has slightly lower profit on a year-to-date basis despite effective operating cost management that has minimized the decrease in profit relative to the sales decrease.
Other than Nutrimetics France, the currencies of all the units in the segment had a negative impact on the sales and profit comparisons with 2013, but the most significant impact was from the Indonesian rupiah.
Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$93.4	$99.7	(6)%		(5)%	$(1.8)	14	15
Segment profit	19.8	17.0	17		20	(0.5)	20	13

Segment profit as percent of sales	21.2%	17.1%	4.1	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$174.9	$182.5	(4)%		(2)%	$(4.3)	13	14
Segment profit	33.4	29.3	14		18	(1.0)	17	13

Segment profit as percent of sales	19.1%	16.1%	3.0	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 6 percent in the second quarter of 2014. Excluding the impact of foreign currency exchange rates, sales decreased 5 percent. The decrease in sales in local currency for the segment was primarily due to lower volume of products sold in the Tupperware United States and Canada business. In 2013 the unit used an overly aggressive promotional approach that was not repeated. Tupperware Mexico also had decreased sales due to lower business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period is not necessarily indicative of future trends. Absent the lost business-to-business sales, sales from the unit's core operations increased slightly due to a more active sales force. The average price increase for the segment was 5 percent.
Segment profit increased $2.8 million in the second quarter of 2014, primarily reflecting an improved gross margin and more efficient promotional spending in the Tupperware United States and Canada business in light of the more normal promotional approach in 2014, as well as a slight increase in profit in Tupperware Mexico due to a higher gross margin and reduced operating costs.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except that Tupperware Mexico had increased local currency sales on a year-to-date basis from a more active sales force and business-to-business sales generated in the first quarter of 2014.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$77.7	$81.8	(5)%		(3)%	$(2.1)	11	12
Segment profit	3.0	7.1	(57)		(56)	(0.3)	3	6

Segment profit as percent of sales	3.9%	8.7%	(4.8)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$151.2	$167.3	(10)%		(7)%	$(5.1)	11	12
Segment profit	2.3	13.5	(83)		(82)	(0.7)	1	6

Segment profit as percent of sales	1.5%	8.1%	(6.6)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 5 percent in the second quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales decreased 3 percent, primarily reflecting the decision to cease operating the Armand Dupree business in the United States. This decrease was partially offset by a modest increase in sales in BeautiControl due to a successful promotional approach aimed at activating the consumer consultant base. Fuller Mexico sales were even compared with the second quarter of 2013, with higher prices offsetting lower volume. The average price increase in this segment was 3 percent.

Segment profit was $4.1 million lower in the second quarter of 2014. The decrease in profit primarily reflected Fuller tradename amortization cost in connection with a third quarter 2013 change in classification from being indefinite lived to definite lived, modest expenditures in light of closing the Armand Dupree business in the United States and a lower gross margin and higher promotional costs at BeautiControl reflecting the mix of products sold and the impact of higher sales on sales force program achievement.
BeautiControl and Fuller Mexico both had lower sales on a year-to-date basis compared with 2013, as in the first quarter, Fuller Mexico had a smaller sales force due to lower sales force recruiting as a result of high field manager turnover, while BeautiControl had a smaller and less active sales force, reflecting lower recruiting and less success in motivating the consumer consultant base. The year-to-date segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year comparisons.
Although Fuller Mexico had a decrease in sales and profit in the first half of 2014, its performance was not significantly different than under the assumptions used in the step 1 impairment evaluation for goodwill performed as of the September 2013 assessment date. If the operating performance should continue to decline and fall significantly out of line with the assumptions in the 2013 annual assessment, including changes in projected future revenue, profitability and cash flow; as well as higher interest rates or cost of capital, this would have a negative impact on the fair value of the reporting unit, which would result in an impairment to the Fuller Mexico goodwill.
South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$105.8	$97.4	9%		33%	$(17.9)	16	14
Segment profit	(0.4)	22.0	+		+	(3.7)	—	17

Segment profit as percent of sales	(0.4)%	22.6%	(23.0)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 28, 2014	Jun 29, 2013					2014	2013
Net sales	$201.7	$174.7	15%		39%	$(30.0)	15	13
Segment profit	3.0	27.7	(89)		(87)	(4.9)	2	12

Segment profit as percent of sales	1.5%	15.9%	(14.4)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	change is greater than 100%

Reported sales for the segment increased 9 percent in the second quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 33 percent. Of the 33 percent increase in sales in local currency, approximately two-thirds reflected the impact of higher prices in the segment, most significantly in Venezuela. The remaining increase was the result of higher volume. Venezuela generated 43 percent of the segment's local currency sales increase with about 80 percent of its increase coming from higher pricing, reflecting inflation. In June, the Venezuelan government, as a result of a pricing audit, mandated the Company reduce its suggested retail prices by an average of 55 percent, which will have an impact on future operating performance. Brazil leveraged a larger sales force to generate a significant sales increase based on higher volume of products sold along with increased prices. This sales increase reflected a significant sales force size advantage and the launch of new attractive products that energized the sales force and created demand from end consumers, overcoming service issues experienced as a result of challenges in the supply chain. Argentina's sales also increased significantly, primarily from higher prices in light of significant inflation, as well as a mix benefit as the unit sells a greater share of housewares products that have higher price points than beauty and personal care products.
Segment profit decreased in the second quarter of 2014, reflecting the $15.8 million impact from translating the net monetary assets on the Venezuelan balance sheet as of June 28, 2014 at 50.0 bolivars to the U.S. dollar versus the 10.8 rate used as of the end of the first quarter of 2014. This amount was recorded in expense since Venezuela is accounted for as hyper-inflationary. There was also a $6.4 million impact of recording in income the sale of inventory at the 6.3 exchange rate at which the inventory was purchased, or manufactured, in the first quarter of 2014, rather than the 10.8 exchange rate in use when those amounts were included in cost of sales. Brazil also had lower profit due to higher warehousing and distribution costs.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except that Brazil generated a small increase in year-to-date profit, overcoming higher supply chain costs with higher sales compared with the prior year.
The 2014 impact on net income for the year-to-date period related to changes in the exchange rate of the Venezuelan bolivar to the U.S. dollar was $35.7 million, including the impact related to the sale of inventory translated at its stronger, historical exchange rate rather than the rate used to translate sales in the period in which the inventory is sold.
The Argentine peso, Brazilian real and Venezuelan bolivar were the main currencies that impacted the year-over-year sales comparison, while the Brazilian real and Venezuelan bolivar were the main currencies impacting the profit comparisons.
The Company used the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S. dollar until February 2013, when the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar ("Official Rate") and abolished the banded exchange rate. As a result of Venezuela being deemed hyper-inflationary, any gains or losses from translation of the financial statements are recorded in earnings. As a result of the change to the Official Rate, the Company's first quarter earnings in 2013 were reduced by $3.9 million related to the devaluation of its Venezuelan bolivar denominated net monetary assets and the impact of selling inventory at a worse exchange rate than at which it was procured and produced.

In March 2013, the Venezuelan government created the Complimentary System of Foreign Currency Acquirement ("SICAD 1"). SICAD 1 is an auction system and allows entities in specific sectors to bid for U.S. dollars. As SICAD 1 is controlled by the government with strict guidelines as to who can participate, SICAD 1 is not considered to be a "free market system." Beginning in December 2013, the Venezuelan government began to publish the SICAD 1 rate. In January 2014, the Venezuelan government expanded the SICAD 1 auction process to be used for payments related to "international investment," while further restricting the availability of the Official Rate. Dividend payments require approval of the Venezuelan government, and in the recent past, such approvals have been rare at any exchange rate for all companies operating in the country. In late March 2014, the Company was invited to participate, for the first time, in the SICAD 1 auction process at a rate of 10.8 bolivars to the U.S. dollar ("SICAD 1 Rate") in order to purchase raw materials. The Company did not exchange money through the SICAD 1 mechanism in the first quarter of 2014, though it did exchange currency at the Official Rate. As a result, the Company continued to use the Official Rate to measure its operating activity during the first quarter of 2014. Since the Company anticipated making future currency exchanges under the SICAD 1 Rate and did not expect the Official Rate to be widely available in the future, the Company used the SICAD 1 Rate to remeasure the balance sheet in Venezuela at the end of the first quarter. The negative impact of this change was $13.4 million pretax. There was also a $6.4 million pretax impact in the second quarter of 2014 related to inventory on the balance sheet at the end of the first quarter that was included in cost of sales in the second quarter at the Official Rate of 6.3 bolivars to the dollar that was in effect when the inventory was purchased or manufactured. In the second quarter of 2014, the Company used the SICAD 1 Rate to translate its operating activity.
On March 24, 2014, the Venezuelan government launched an additional foreign exchange mechanism known as SICAD 2. The Venezuelan government indicated that all industry sectors would be eligible to participate in the SICAD 2 auctions with no restrictions as to purpose. The resulting rates from these auctions were to be published daily. The SICAD 2 rate as of the end of June 2014 was 50.0 bolivars to the U.S. dollar. The Company has not participated in any SICAD 2 auction believing that it still had the ability to utilize the more favorable SICAD 1 Rate as well as uncertainty around the ability to exchange bolivars through the SICAD 2 auction process. Although the SICAD 2 rates have been published daily, there has been little volume of U.S. dollars traded or available to trade. It is unclear to what extent, if any, the Venezuelan government has intervened in the SICAD 2 auctions. Thus, SICAD 2 may not have been a "free market system" during the first and second quarters of 2014. As a result, the Company did not believe it appropriate to use the published rates from the SICAD 2 through June 2014. The government's mandate in June 2014 that the Company lower its suggested retail selling prices by an average of 55 percent was based on its determination of what was necessary for the Company to comply with laws limiting prices and profit margins across the Venezuelan economy. While the Company will discuss with the appropriate government officials why it believes its previous pricing was appropriate, the outcome of this discussion is uncertain and the Company may need to adjust its value chain to allow it to operate efficiently. In conjunction with the pricing audit, the Venezuelan government indicated that the Company should be able to pay for non-local operating costs at the SICAD 2 rate. Additionally, should the Company need to adjust its value chain, it expects to generate additional non-local operating costs. Based on these factors and its June 2014 evaluation of the restrictions and limitations affecting the availability of other, more favorable, exchange rates mechanisms, the Company has concluded that the SICAD 2 mechanism represents the most appropriate rate available as of the end of the second quarter. As a result, the Company remeasured the balance sheet at that exchange rate as of the end of the second quarter, recording a negative pretax impact of $15.8 million related to its net monetary assets. In the first half of 2014, the Company has recorded a total pretax impact of $35.7 million in connection with first and second quarter changes in the exchange rate.

During the second half of 2013, total Company sales and segment operating profit in Venezuela were $52.1 million and $13.9 million, respectively. The Company estimates that the impact on the year-over-year comparison of recording sales and segment operating activity for the second half of 2014 at the SICAD 2 Rate will be $45 million and $12 million, respectively. The Company expects there will be negative pretax impacts incremental to that from translating operating activity at the worse exchange rate of $2 million from complying with the Venezuelan government's pricing mandate and $12 million pretax impact from including in cost of sales the inventory on the balance sheet at the end of the second quarter at the exchange rate when it was purchased or manufactured, compared with the exchange rate at which sales are expected to be translated. There will also be an estimated $3 million impact in the Company's 2014 income tax provision from the reduction of net deferred tax assets. This will occur in light of sales and currently incurred operating expenses being recorded at the expected 50.0 exchange rate that is worse than the exchange rate at which these amounts were first included on the balance sheet. The rate ultimately used by the Company in the future may be different than the 50.0 bolivars to U.S. dollar exchange rate available as of the end of the second quarter of 2014 under SICAD 2. If the exchange rate stays the same through June 2015, there will be an incremental impact from the changes in the exchange rate on the comparison of first half 2015 versus first half 2014 sales and segment profit results of $47 million and $16 million, respectively. In the first half of 2014, total sales and segment operating profit in Venezuela were $56.6 million and $18.7 million, respectively.
As of the end of the second quarter of 2014, the Company had $4 million in net monetary assets denominated in Venezuelan bolivars (measured at the SICAD 2 rate), including $7 million in cash and cash equivalents, which would be directly impacted by any changes in the exchange rate.
The Company is not able to predict, at this time, what rate will be available in the future to exchange Venezuelan bolivars into U.S. dollars. While the Company anticipates continued use of the SICAD 1 auction rates for raw materials only and may use the SICAD 2 auctions as deemed appropriate, the Company is not able to predict whether the SICAD 2 auctions will continue to provide a rate materially the same as the rate of 50.0 bolivars to the dollar available as of the end of the second quarter. The Company is also unable to predict if some other appropriate rate will develop in the future for conversion of bolivars to U.S. dollars for the payment of intercompany dividends. If such a rate were to be different, this would result in additional impacts to earnings.
Financial Condition
Liquidity and Capital Resources: Net working capital decreased by $6.8 million in the first half of 2014, which primarily reflected an increase in short-term borrowings (net of cash and cash equivalents) to support financing activities. The net change in working capital also reflects the $29.2 million impact on the net monetary assets on the balance sheet related to the 2014 changes in foreign currency exchange rates in Venezuela, as well as a $10 million impact due to other weaker foreign currency exchange rates in relation to the U.S. dollar. These were partially offset by an increase in accounts receivable reflecting the level and timing of sales around the end of each period and an increase in inventory, reflecting expectations for future sales in certain markets and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end, including the timing of income tax payments during 2014 and higher tax prepayments made at the end of 2012 compared with the end of 2013.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together the "Senior Notes"). The Senior Notes form a single series under the Indenture.

In September 2013, the Company and its wholly-owned subsidiary, Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated their multicurrency Credit Agreement (the “Credit Agreement”) with their consortium of lenders. The Credit Agreement replaced the credit facility dated June 2, 2011 (the “Old Credit Facility”) and, other than an increased amount that may be borrowed and a more favorable interest rate spread, has terms and conditions similar to that of the Old Credit Facility. The Credit Agreement makes available to the Company and the Subsidiary Borrower a five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Facility Amount is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). As of June 28, 2014, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted interest rate on U.S. dollar and euro denominated LIBOR based borrowings of 1.73 percent. During the third quarter of 2014, based on the Company's debt-to-EBITDA ratio (as defined in the Credit Agreement), the spread will increase by 25 basis points.
As of June 28, 2014, the Company had total borrowings of $296.1 million outstanding under its Credit Agreement, including $108.9 million denominated in euro. The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines, as well as previously under the Old Credit Facility, during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 28, 2014, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
In February 2014, the Company entered into an agreement for a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank, one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 125 basis points. As of June 28, 2014, there was no amount outstanding under this uncommitted line of credit.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $82.7 million as of June 28, 2014, cash flows from operating activities, and access to its $650 million Credit Agreement. As of June 28, 2014, the Company had $351.7 million available under its Credit Agreement and $185.6 million available under other uncommitted lines of credit, including the uncommitted line of credit with Credit Agricole Corporate and Investment Bank. The Company has not experienced any limitations on its ability to access its committed facility. In July 2014, the Company entered into a $100 million uncommitted line of credit with HSBC Bank USA, one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 100 basis points. The Company has and expects in the future to use proceeds from borrowings under this agreement to reduce what it would otherwise borrow under the Credit Agreement.

Cash and cash equivalents (“cash”) totaled $82.7 million as of June 28, 2014. Of this amount, $78.6 million was held by foreign subsidiaries. Approximately 60 percent of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign units, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
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
Operating Activities: Net cash provided by operating activities was $42.4 million in 2014, compared with net cash provided by operating activities of $71.4 million in 2013. The unfavorable comparison primarily reflected larger outflows of cash related to net working capital items, particularly for inventory to support growth in operations in certain units, for non-trade receivables due to the timing of cash receipts related to value added taxes and for prepaid expenses and other assets. The Company also made large income tax payments related to fiscal year 2013 after the Company's fiscal year-end, but prior to the end of the calendar year, whereas similar 2012 payments occurred prior to the end of fiscal year-end 2012. Also, in the first quarter of 2013, the Company received cash as a premium and accrued interest in connection with its sale of $200 million of Senior Notes. The net impact of these items was partially offset by higher net income, before higher non-cash charges in 2014, particularly the impact of the unrealized foreign exchange loss on the bolivar denominated net monetary assets in Venezuela. In addition, there were smaller decreases in accounts payable and accrued liabilities due to the timing of payments around the end of 2013 compared with the end of 2012.
Investing Activities: During the first half of 2014 and 2013, the Company had $31.2 million and $23.8 million, respectively, of capital expenditures. In both 2014 and 2013, the most significant capital expenditures were related to molds. In the first half of 2014, capital expenditures included $4.1 million related to facilities in Venezuela, to support operations and as a natural hedge against the impacts of inflation, increasing supply chain capacity in Brazil and vehicles for the sales force. Partially offsetting the capital spending were $5.5 million of proceeds from the sale of property, plant and equipment, primarily reflecting the sale of property under the Company's program to sell land near its Orlando, Florida headquarters, as well as the sale of land in Australia.
Financing Activities: Dividends paid to shareholders were $65.2 million and $52.7 million in the year-to-date periods of 2014 and 2013, respectively. The higher 2014 amount was due to the increase in the dividends paid from $0.98 per share to $1.30 per share in the first half of 2013 and 2014, respectively, partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $10.7 million and $16.7 million in the year-to-date periods of 2014 and 2013, respectively. The Company also increased revolver borrowings through its Credit Agreement by $63.5 million for the funding of dividends and on-going share repurchases.
Open market share repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 0.3 million and 2.5 million shares for $24.4 million and $200.0 million in the year-to-date periods of 2014 and 2013, respectively, and program-to-date through the end of June 2014, had spent $1.23 billion to repurchase 20.4 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company expects to spend $10 million on open market share repurchases in the third quarter of 2014, with a current full year 2014 target of $130 million.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2014 and 2013, 87,290 and 47,187 shares were retained to fund withholding taxes, totaling $7.0 million and $3.7 million, respectively.

In total, through the open market repurchases and under its stock incentive programs detailed above, the Company repurchased in the year-to-date periods of 2014 and 2013, 0.4 million and 2.6 million shares for a total of $31.4 million and $203.7 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread.  The Company generally selects the London interbank offered rate ("LIBOR"). See Note 9 to the Consolidated Financial Statements for further details on the interest rate formula. As of June 28, 2014, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.73 percent. The Company is targeting over time a debt-to-EBITDA ratio of 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement) as of and for the four quarters ending of each quarter. During the third quarter of 2014, based on the Company's debt-to-EBITDA ratio (as defined in the Credit Agreement), the spread will increase by 25 basis points.
As of June 28, 2014, the Company had total borrowings of $296.1 million outstanding under its Credit Agreement, with $108.9 million denominated in euro. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and a portion of purchases forecasted in the following 12 months. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.

While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending June 28, 2014 and June 29, 2013, the cash flow impact of these currency hedges was an outflow of $0.6 million and an inflow of $4.5 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of June 28, 2014 were to buy euro $146.0 million, Philippine pesos $17.2 million and Danish krones $14.1 million and to sell U.S. dollars $40.6 million, Indonesian rupiah $37.1 million, Swiss francs $32.9 million, Russian rubles $15.4 million, Japanese yen $12.2 million, Turkish lira $11.5 million and Brazilian real $10.7 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 28, 2014, the Company was in a net payable position of approximately $0.4 million related to its currency hedges, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and expects to enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company's hedging activities for foreign currency in Note 10 to the Consolidated Financial Statements.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing prices. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2014 cost of sales will include about $195 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $19.5 million compared with the prior year. For the second quarter of 2014, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was negatively impacted by about $4 million in local currency due to resin cost changes, as compared with 2013. For full year 2014, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is negative $14 million, as compared with 2013. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit and through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.

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

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly Venezuela, Ecuador and Argentina, due to government regulations and restrictions;

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

•
issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls and translation risks due to potential impairments of investments in affected markets and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments;

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties;

•	changes in cash flow resulting from changes in operating results, including from changes in foreign exchange rates, working capital management, debt payments, share repurchases and hedge settlements;

•
the impact of currency fluctuations on the value of the Company's operating results, assets, liabilities and commitments of foreign operations generally, and particularly in Venezuela, including their cash balances, the results of those operations, the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

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

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments in Venezuela or elsewhere to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers;

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
3/30/14 - 5/3/14	59,000	$84.65	59,000	$782,450,591
5/4/14 - 5/31/14	111,900	84.03	111,900	773,047,532
6/1/14 - 6/28/14	—	—	—	773,047,532
	170,900	$84.24	170,900	$773,047,532
_________________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent, of which $773.0 million remained unspent as of June 28, 2014.

Item 6.	Exhibits

(a)	Exhibits

10.1	Credit Agreement dated September 11, 2013
10.2	Amendment No. 1 dated June 2, 2014 to Credit Agreement dated September 11, 2013
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, filed on August 5, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller
Orlando, Florida
August 5, 2014