Form 10-Q
period 2014-09-27
TUPPERWARE BRANDS CORP
filed 2014-11-04
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 27, 2014
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
As of October 30, 2014, 50,370,807 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income 13 weeks ended September 27, 2014 and September 28, 2013 and 39 weeks ended September 27, 2014 and September 28, 2013	3

	Consolidated Statements of Comprehensive Income 13 weeks ended September 27, 2014 and September 28, 2013 and 39 weeks ended September 27, 2014 and September 28, 2013	4

	Consolidated Balance Sheets September 27, 2014 and December 28, 2013	5

	Consolidated Statements of Cash Flows 39 weeks ended September 27, 2014 and September 28, 2013	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	51

Signatures		52

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$588.7	$603.2	$1,926.2	$1,954.5
Cost of products sold	209.2	199.6	656.5	648.4
Gross margin	379.5	403.6	1,269.7	1,306.1

Delivery, sales and administrative expense	321.7	325.4	1,014.8	1,023.2
Re-engineering and impairment charges	2.6	2.7	8.3	7.1
Gains on disposal of assets	—	0.9	2.3	1.1
Operating income	55.2	76.4	248.9	276.9

Interest income	0.8	0.6	2.0	1.9
Interest expense	11.9	10.3	35.9	29.5
Other expense (income)	(3.8)	1.5	26.3	5.0
Income before income taxes	47.9	65.2	188.7	244.3

Provision for income taxes	15.6	15.3	56.6	59.8
Net income	$32.3	$49.9	$132.1	$184.5

Earnings per share:
Basic	$0.64	$0.97	$2.63	$3.52
Diluted	0.63	0.95	2.59	3.44

Weighted-average shares outstanding:
Basic	50.2	51.2	50.2	52.4
Diluted	51.0	52.4	51.1	53.6

Dividends declared per common share	$0.68	$0.62	$2.04	$1.86

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$32.3	$49.9	$132.1	$184.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(26.7)	7.1	(20.3)	(36.7)
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of $0.3, ($0.4), $0.0 and $0.3, respectively	1.0	(1.1)	1.1	1.1
Pension and other post-retirement income, net of tax provision of $0.4, $0.3, $0.8 and $0.5, respectively	0.8	2.2	1.6	1.9
Other comprehensive income (loss)	(24.9)	8.2	(17.6)	(33.7)
Total comprehensive income	$7.4	$58.1	$114.5	$150.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 27, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$89.4	$127.3
Accounts receivable, less allowances of $35.7 and $32.9, respectively	180.2	168.8
Inventories	348.1	313.4
Deferred income tax benefits, net	91.2	96.4
Non-trade amounts receivable, net	58.2	50.1
Prepaid expenses and other current assets	32.6	23.0
Total current assets	799.7	779.0
Deferred income tax benefits, net	428.6	397.9
Property, plant and equipment, net	292.8	300.9
Long-term receivables, less allowances of $16.5 and $20.5, respectively	19.4	23.1
Trademarks and tradenames, net	114.9	125.7
Other intangible assets, net	1.9	3.2
Goodwill	178.0	181.5
Other assets, net	34.5	32.6
Total assets	$1,869.8	$1,843.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$106.0	$149.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	314.6	235.4
Accrued liabilities	357.8	352.4
Total current liabilities	778.4	737.5
Long-term debt and capital lease obligations	616.4	619.9
Other liabilities	219.0	233.6
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	189.1	178.3
Retained earnings	1,301.4	1,289.2
Treasury stock, 13,231,733 and 13,282,929 shares, respectively, at cost	(900.7)	(898.4)
Accumulated other comprehensive loss	(334.4)	(316.8)
Total shareholders' equity	256.0	252.9
Total liabilities and shareholders' equity	$1,869.8	$1,843.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 27, 2014	September 28, 2013
Operating Activities:
Net income	$132.1	$184.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.7	38.5
Unrealized foreign exchange loss	29.2	2.5
Equity compensation	11.5	11.9
Amortization of deferred debt costs	0.5	0.6
Premium on senior notes	—	6.3
Net gains on disposal of assets	(2.2)	(0.8)
Provision for bad debts	10.3	9.3
Write-down of inventories	14.5	11.7
Non-cash impact of re-engineering and impairment costs	1.5	—
Net change in deferred income taxes	(31.3)	(18.5)
Excess tax benefits from share-based payment arrangements	(8.8)	(13.6)
Changes in assets and liabilities:
Accounts and notes receivable	(26.2)	(29.2)
Inventories	(59.3)	(64.8)
Non-trade amounts receivable	(6.5)	(3.2)
Prepaid expenses	(9.9)	(5.4)
Other assets	(2.0)	4.2
Accounts payable and accrued liabilities	(9.9)	(8.3)
Income taxes payable	(3.3)	(5.8)
Other liabilities	(0.5)	2.2
Net cash impact from hedging activity	0.1	3.8
Other	—	0.1
Net cash provided by operating activities	87.5	126.0
Investing Activities:
Capital expenditures	(46.0)	(42.9)
Proceeds from disposal of property, plant and equipment	6.1	8.4
Net cash used in investing activities	(39.9)	(34.5)
Financing Activities:
Dividend payments to shareholders	(99.4)	(84.9)
Net proceeds from issuance of senior notes	—	200.0
Proceeds from exercise of stock options	14.0	18.9
Repurchase of common stock	(41.7)	(303.7)
Repayment of capital lease obligations	(2.5)	(1.9)
Net change in short-term debt	84.9	87.3
Debt issuance costs	—	(2.1)
Excess tax benefits from share-based payment arrangements	8.8	13.6
Net cash used in financing activities	(35.9)	(72.8)
Effect of exchange rate changes on cash and cash equivalents	(49.6)	(12.5)
Net change in cash and cash equivalents	(37.9)	6.2
Cash and cash equivalents at beginning of year	127.3	119.8
Cash and cash equivalents at end of period	$89.4	$126.0
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
In late March 2014, the Company was invited to participate, for the first time, in the SICAD 1 auction process at a rate of 10.8 bolivars to the U.S. dollar ("SICAD 1 Rate"). The Company did not exchange bolivars through either the SICAD 1 or SICAD 2 mechanisms in the first or second quarters of 2014, though it did exchange currency at the Official Rate in the first quarter. As a result, the Company continued to use the Official Rate to measure its operating activity during the first quarter of 2014. As of the end of the first quarter of 2014, the Company anticipated making future currency exchanges under the SICAD 1 Rate as the Official Rate was not expected to be widely available in the future. As a result, the Company used the SICAD 1 Rate to remeasure its balance sheet at March 29, 2014. The negative impact of this change in exchange rates used to remeasure the net monetary assets on the balance sheet was $13.4 million pretax, and was recorded in Other Expense on the Consolidated Statements of Income.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In June 2014, the Venezuelan government mandated, based on the results of a pricing audit, that the Company significantly lower its suggested retail selling prices in order to comply with laws limiting prices and profit margins across the Venezuelan economy. Due to certain assumptions made by the Venezuelan government during the pricing audit, as well as anticipated changes in its value chain in light of the pricing mandate, the Company anticipates using the SICAD 2 Rate, which is currently 50.0 bolivars to the U.S. dollar, to make certain future exchanges of bolivars for U.S. dollars and measure its operating activities. As a result, the Company remeasured the net monetary assets on its balance sheet at the end of the second quarter at the SICAD 2 Rate. The negative impact of this change in exchange rate was $15.8 million, which was also recorded in Other Expense. There were also negative $6.4 million and $10.6 million pretax impacts in the second and third quarters of 2014, respectively, of recording in cost of goods sold inventory at the exchange rates at which it was purchased, or manufactured, rather than the weaker exchange rates used to translate bolivar sales in those quarters. In addition, in the third quarter of 2014, the Company exchanged bolivars at exchange rates more favorable than the SICAD 2 Rate at which the bolivars were recorded at the end of the second quarter of 2014. These transactions generated an exchange gain of $4.6 million, which was included in Other Income on the Company's Consolidated Statements of Income.
As of September 27, 2014, the Company had approximately $6 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the third quarters of 2014 and 2013 were $36.8 million and $36.2 million, respectively, and were $116.8 million and $114.6 million for the year-to-date periods ended September 27, 2014 and September 28, 2013, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, recruiting of new sales force members or other business-critical functions. The awards offered are in the form of cash, product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $100.0 million and $102.3 million for the third quarters of 2014 and 2013, respectively, and $325.2 million and $332.3 million for the year-to-date periods ended September 27, 2014 and September 28, 2013, respectively.

Note 4:	Inventories

(In millions)	September 27, 2014	December 28, 2013
Finished goods	$277.2	$245.0
Work in process	29.9	27.4
Raw materials and supplies	41.0	41.0
Total inventories	$348.1	$313.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$32.3	$49.9	$132.1	$184.5
Weighted-average shares of common stock outstanding	50.2	51.2	50.2	52.4
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.8	1.2	0.9	1.2
Weighted-average common and common equivalent shares outstanding	51.0	52.4	51.1	53.6
Basic earnings per share	$0.64	$0.97	$2.63	$3.52
Diluted earnings per share	$0.63	$0.95	$2.59	$3.44
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.4	0.1	0.4	0.1

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income (loss) before reclassifications	(20.3)	5.0	0.3	(15.0)
Amounts reclassified from accumulated other comprehensive loss	—	(3.9)	1.3	(2.6)
Net current-period other comprehensive income (loss)	(20.3)	1.1	1.6	(17.6)
Balance at September 27, 2014	$(303.4)	$3.3	$(34.3)	$(334.4)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2012	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive income (loss) before reclassifications	(36.7)	2.1	(3.2)	(37.8)
Amounts reclassified from accumulated other comprehensive loss	—	(1.0)	5.1	4.1
Net current-period other comprehensive income (loss)	(36.7)	1.1	1.9	(33.7)
Balance at September 28, 2013	$(254.9)	$0.9	$(51.0)	$(305.0)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $5.0 million and $1.6 million for the year-to-date periods ended September 27, 2014 and September 28, 2013, respectively. Associated with these items were tax provisions of $1.1 million and $0.6 million for the periods ended September 27, 2014 and September 28, 2013, respectively. See Note 11 for further discussion of derivatives.
For the year-to-date periods ended September 27, 2014 and September 28, 2013, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.5 million and $0.4 million, respectively, and actuarial losses of $1.8 million and $3.9 million, respectively. For the periods ended September 27, 2014 and September 28, 2013, there were pension settlement costs of $0.4 million and $3.0 million, respectively. The tax benefit associated with these items was $0.4 million and $1.4 million, respectively. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Other Exit Costs
The Company recorded $2.6 million and $2.7 million in re-engineering and impairment charges during the third quarters of 2014 and 2013, respectively, and $8.3 million and $7.1 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States, the Nutrimetics business in Thailand and a manufacturing plant in India, as well as a write-off of $1.1 million in capitalized software in connection with a new information systems project.
The balances included in accrued liabilities related to re-engineering and impairment charges as of September 27, 2014 and December 28, 2013 were as follows:

(In millions)	September 27, 2014	December 28, 2013
Beginning of the year balance	$2.6	$1.5
Provision	8.3	9.3
Cash expenditures:
Severance	(6.3)	(6.1)
Other	(1.8)	(2.0)
Non-cash asset impairments	(1.5)	(0.1)
End of period balance	$1.3	$2.6
The accrual balance as of September 27, 2014, related primarily to severance payments to be made by the end of the fourth quarter of 2014. In connection with the decisions to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand, the Company recorded $1.9 million and $0.4 million, respectively, in cost of sales for inventory obsolescence during the first half of 2014.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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
The Company does not amortize its goodwill or indefinite-lived tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate that a triggering event for impairment testing has occurred. The annual process for goodwill and intangible assets generally begins with an assessment of qualitative factors. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent fair value analysis, and other entity-specific and intangible asset specific factors as deemed appropriate. Further testing is performed if the Company determines that it is more likely than not that the reporting unit or indefinite-lived intangible asset's fair value is less than the respective carrying values.
When the Company determines the two-step goodwill impairment test is necessary, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any intangible asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. Similarly, when the Company determines it necessary, the quantitative impairment test for the Company's indefinite-lived intangible assets involves comparing the estimated fair value of the assets to the carrying amounts. If the carrying amount of the intangible asset exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess.
In the third quarter of 2014, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balances of $114.1 million and $26.3 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity as of the end of the third quarter 2014.
The Company performed a step 1 impairment test for only the goodwill associated with the Fuller Mexico reporting unit. The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach also requires an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model used a forecast period of 10 years and a terminal value. The significant assumptions for the forecast included annual revenue growth rates ranging from 2 percent to 4 percent with an average growth rate of 4 percent, including a 3 percent growth rate used in calculating the terminal value. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented in the Fuller Mexico reporting unit. The discount rate used was 15.3 percent. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-selling distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Despite the results of Fuller Mexico being slightly below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was in line with the previous impairment assessment performed in the third quarter of 2013. Lower than expected recruiting and retention of sales force members in light of the competitive environment in that market, as well as high field manager turnover has led to decreased operating performance. Field managers are those directly responsible for recruiting, motivating and training sales force members. This was offset by a lower discount rate and a lower entity carrying value from amortization of the definite lived Fuller tradename asset that began in the third quarter of 2013. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value resulting from the annual assessment, a smaller sales force size; operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico.
In the third quarter of 2014, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of the Company's most recent step 1 analysis of this unit. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of June 2012.
Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future step 1 impairment test, nor is there significant foreseeable risk of the fair value of the indefinite-lived intangible assets falling below their respective carrying values. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite-lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Worldwide sales of beauty and personal care products totaled $122.5 million and $128.5 million in the third quarters of 2014 and 2013, respectively, and $381.9 million and $416.0 million for the respective year-to-date periods.

	13 weeks ended		39 weeks ended
(In millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Europe	$136.7	$144.7	$536.3	$556.3
Asia Pacific	209.6	207.3	619.7	622.5
Tupperware North America	84.6	80.6	259.5	263.1
Beauty North America	68.8	73.9	220.0	241.2
South America	89.0	96.7	290.7	271.4
Total net sales	$588.7	$603.2	$1,926.2	$1,954.5
Segment profit (loss):
Europe	$6.3	$11.1	$74.5	$82.8
Asia Pacific (a)	45.4	43.7	132.8	132.7
Tupperware North America	16.0	14.9	49.4	44.2
Beauty North America (a)	(1.2)	1.5	1.1	15.0
South America	5.6	21.8	8.6	49.5
Total segment profit	$72.1	$93.0	$266.4	$324.2
Unallocated expenses	(10.5)	(16.3)	(37.8)	(46.3)
Re-engineering and impairment charges (a)	(2.6)	(2.7)	(8.3)	(7.1)
Gains on disposal of assets	—	0.9	2.3	1.1
Interest expense, net	(11.1)	(9.7)	(33.9)	(27.6)
Income before taxes	$47.9	$65.2	$188.7	$244.3

(In millions)	September 27, 2014	December 28, 2013
Identifiable assets:
Europe	$349.1	$360.8
Asia Pacific	345.0	315.3
Tupperware North America	167.6	148.4
Beauty North America	341.4	356.7
South America	139.7	127.6
Corporate	527.0	535.1
Total identifiable assets	$1,869.8	$1,843.9
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10:	Debt
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
Credit Agreement
In September 2013, the Company and its wholly-owned subsidiary, Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated their multicurrency Credit Agreement (the “Credit Agreement”) with their consortium of lenders. The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of September 27, 2014, the Company had total borrowings of $311.7 million outstanding under its Credit Agreement, with $103.1 million of that amount denominated in euro.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR") for the applicable currency and interest period as its interest rate base. As of September 27, 2014, the Credit Agreement dictated a spread of 175 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.85 percent under the Credit Agreement.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of September 27, 2014, and currently, the Company had considerable cushion under its financial covenants.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to this Credit Agreement, as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
In February 2014, the Company entered into a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank ("Credit Agricole"), one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 125 basis points. As of September 27, 2014, there was no amount outstanding under this uncommitted line of credit.
In July 2014, the Company entered into a $100.0 million uncommitted line of credit with HSBC Bank USA ("HSBC"), one of the participating banks in the Company's Credit Agreement. This line of credit dictates an interest rate of LIBOR plus 100 basis points. As of September 27, 2014, there was no amount outstanding under this uncommitted line of credit.
At September 27, 2014, the Company had $619.8 million of unused lines of credit, including $336.2 million under the committed, secured Credit Agreement, and $283.6 million available under various uncommitted lines around the world, including the uncommitted lines of credit with Credit Agricole and HSBC.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.3 million and $3.5 million in the third quarters of 2014 and 2013, respectively, and pretax gains of $7.5 million and $7.7 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company's cash flow hedge contracts are for periods ranging from one to fifteen months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the reporting period in other comprehensive income, related to cash flow hedges, will be reclassified into earnings within the next fifteen months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
The Company also uses financial instruments, such as forward contracts, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a net gain/(loss) associated with these hedges, in other comprehensive income, net of tax, of $6.0 million and $(3.9) million in the third quarters of 2014 and 2013, respectively, and net gains of $2.2 million and $7.2 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas in some cases the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $0.1 million and $3.8 million for the year-to-date periods ended September 27, 2014 and September 28, 2013, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Following is a listing of the Company's outstanding derivative financial instruments at fair value as of September 27, 2014 and December 28, 2013. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the period-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	September 27, 2014		December 28, 2013
(In millions)	Buy	Sell	Buy	Sell
Euro	$66.0		$157.7
U.S. dollar	48.9			$54.7
Chinese renminbi	11.8		8.1
South Korean won	10.7		9.7
New Zealand dollar	5.9		4.5
Malaysian ringgit	5.3			2.7
Danish krone	2.4			3.5
Philippine peso	1.4		11.3
Turkish lira		$22.1		11.7
Russian ruble		20.2		22.9
Swiss franc		17.9		49.4
Indonesian rupiah		13.8	2.3
Japanese yen		13.3		3.7
Brazilian real		11.1		6.6
Singapore dollar		7.3		1.7
South African rand		7.1		10.4
Canadian dollar		6.7		11.0
Polish zloty		5.9		4.7
Australian dollar		4.6		6.8
Czech koruna		4.5		2.5
Indian rupee		3.7		6.6
Hungarian forint		3.1		2.4
Croatian kuna		2.4		2.6
Norwegian krone		2.3		1.7
Swedish krona		1.6		1.7
Romanian leu		1.3		1.2
Argentine peso		1.2		3.7
Mexican peso		1.0	18.2
British pound		1.0		1.0
Other currencies (net)		2.2	0.3
	$152.4	$154.3	$212.1	$213.2
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of September 27, 2014 and December 28, 2013. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Sep 27, 2014	Dec 28, 2013	Balance sheet location	Sep 27, 2014	Dec 28, 2013
Foreign exchange contracts	Non-trade amounts receivable	$18.9	$20.3	Accrued liabilities	$17.4	$19.2
The following table summarizes the impact of the Company's derivative positions on the results of operations for the third quarters of 2014 and 2013:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2014	2013		2014	2013
Foreign exchange contracts	Other expense	$(8.4)	$4.7	Other expense	$8.5	$(5.0)
The following table summarizes the impact of Company's derivative positions on comprehensive income for the third quarters of 2014 and 2013:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$3.1	$(0.4)	Cost of products sold	$1.8	$1.0	Interest expense	$(1.6)	$(0.7)
Net equity hedging relationships
Foreign exchange contracts	9.5	(6.1)	Other expense	—	—	Interest expense	(3.2)	(4.0)
The following table summarizes the impact of the Company's derivative positions on the results of operations for the year-to-date periods ended September 27, 2014 and September 28, 2013:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2014	2013		2014	2013
Foreign exchange contracts	Other expense	$(2.6)	$(7.4)	Other expense	$2.8	$7.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of Company's derivative positions on comprehensive income for the year-to-date periods ended September 27, 2014 and September 28, 2013:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2014	2013		2014	2013		2014	2013
Foreign exchange contracts	$6.0	$3.0	Cost of products sold	$5.0	$1.6	Interest expense	$(4.5)	$(2.0)
Net equity hedging relationships
Foreign exchange contracts	3.5	11.2	Other expense	—	—	Interest expense	(9.9)	(9.6)

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 27, 2014 and December 28, 2013. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes was $643 million at September 27, 2014, compared with the carrying value of $602.4 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 27, 2014 and September 28, 2013 were as follows:

	Third Quarter				Year-to-Date
	Pension benefits		Postretirement benefits		Pension benefits		Postretirement benefits
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$2.6	$2.5	$—	$0.1	$8.2	$7.8	$0.1	$0.1
Interest cost	2.1	2.2	0.3	0.2	6.5	6.4	0.9	0.8
Expected return on plan assets	(1.5)	(1.4)	—	—	(4.6)	(4.3)	—	—
Settlement/curtailment	0.4	2.6	—	—	0.4	3.0	—	—
Net amortization	0.7	1.3	(0.3)	—	1.9	3.7	(0.6)	(0.2)
Net periodic benefit cost	$4.3	$7.2	$—	$0.3	$12.4	$16.6	$0.4	$0.7
During the year-to-date periods ended September 27, 2014 and September 28, 2013, approximately $1.7 million and $6.5 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 14:	Income Taxes
As of September 27, 2014 and December 28, 2013, the Company's gross unrecognized tax benefit was $24.5 million and $27.4 million, respectively. During 2014, the accrual for uncertain tax positions decreased by $2.9 million primarily as a result of the Company agreeing to a transfer pricing settlement with various foreign jurisdictions and entering into an Advanced Pricing Agreement, as well as other adjustments. The Company estimates that approximately $21.9 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.0 million and $5.9 million as of September 27, 2014 and December 28, 2013, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $0.6 million. For the remaining balance as of September 27, 2014, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
The effective tax rates for the third quarter and year-to-date period of 2014 were 32.5 percent and 30.0 percent, respectively, compared with 23.4 percent and 24.5 percent, respectively, for the comparable 2013 periods. The higher 2014 rates were due to higher losses incurred in conjunction with the change in exchange rate of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy U.S. minimum statutorily required withholding taxes. In the year-to-date periods ended September 27, 2014 and September 28, 2013, 93,505 and 47,187 shares, respectively, were retained to fund withholding taxes, with values totaling $7.4 million and $3.7 million, respectively, which were included as a component of stock repurchases in the Consolidated Statements of Cash Flows.
During the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture is accounted for using the equity method and was included in long-term other assets on the September 27, 2014 balance sheet at the carrying value of the contributed land. The Company does not expect to have any significant cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development.
There were no capital lease arrangements initiated in the year-to-date periods ended September 27, 2014 and September 28, 2013.
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
Stock Options
Stock options to purchase the Company's common stock are granted to employees and directors by the Company's Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. Options to acquire 11,804 shares of stock were granted during the year-to-date period of 2013. There were no stock options granted in the year-to-date period of 2014. Compensation expense associated with all outstanding stock option awards was $0.4 million and $0.5 million in the third quarters of 2014 and 2013, respectively, and $1.3 million and $1.4 million in the respective year-to-date periods.
Stock option activity for 2014, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 28, 2013	2,360,275	$44.16
Granted	—	—
Expired / Forfeited	(5,711)	72.26
Exercised	(449,454)	35.79
Outstanding at September 27, 2014	1,905,110	$46.03	$49.4
Exercisable at September 27, 2014	1,346,799	$36.53	$45.5
The intrinsic value of options exercised totaled $5.2 million and $6.0 million in the third quarters of 2014 and 2013, respectively, and $19.1 million and $35.3 million in the respective year-to-date periods. The average remaining contractual life on outstanding and exercisable stock options was 5.7 years and 4.7 years, respectively.
Restricted Stock, Restricted Stock Units, Performance Vested and Market Vested Awards
The Company has time-vested, performance-vested and market-vested awards which typically have initial vesting periods ranging from one to six years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded straight-line over the required service period. For performance-vested awards, expense is determined as described below and is recorded over the required service period, subject to a probability assessment of achieving the performance criteria. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record expense straight line over the performance period regardless of actual achievement.
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
In the year-to-date periods of 2014 and 2013, the Company granted 6,000 and 79,734 shares of time-vested restricted stock units with average fair values of $86.40 and $82.58 per share, respectively, that cliff vest three years from the date of grant. In addition, in February 2014, the Company granted 50,000 shares of restricted stock units with a grant date fair value of $77.66 per share which will cliff vest on December 29, 2017.
In May of 2014 and 2013, the Company granted 13,650 and 13,910 shares of time-vested restricted stock units with average fair values of $84.28 and $82.72 per share, respectively, that vest/vested one year from the date of grant.
For the third quarters of 2014 and 2013, compensation expense associated with all employee and director restricted stock and restricted stock unit awards outstanding, including performance and market-vested shares, was $2.7 million and $3.7 million, respectively. Such expense was $10.2 million and $10.5 million for the year-to-date periods of 2014 and 2013, respectively.
Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2014 under all of the Company's incentive plans is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 28, 2013	813,732	$51.92
Granted	135,530	79.52
Performance share adjustments	(41,234)	77.85
Vested	(281,894)	43.39
Forfeited	(8,416)	69.17
September 27, 2014	617,718	$59.82
The fair value of performance-vested awards, restricted stock and restricted stock units vested in the year-to-date periods of 2014 and 2013 was $22.5 million and $7.6 million, respectively. There were no such amounts vested in the third quarters of 2014 and 2013.
As of September 27, 2014, total unrecognized stock based compensation expense related to all stock based awards was $19.6 million, which is expected to be recognized over a weighted average period of 1.9 years.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17:	Allowance for Long-Term Receivables
As of September 27, 2014, $17.2 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 27, 2014 was as follows:

(In millions)
Balance at December 28, 2013	$20.5
Write-offs	(5.2)
Provision and reclassifications	3.2
Currency translation adjustment	(2.0)
Balance at September 27, 2014	$16.5

Note 18:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 10 to the Consolidated Financial Statements.
Condensed consolidated financial information as of September 27, 2014 and December 28, 2013 and for the quarter-to-date and year-to-date periods ended September 27, 2014 and September 28, 2013 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended September 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$590.6	$(1.9)	$588.7
Other revenue	—	28.5	6.5	(35.0)	—
Cost of products sold	—	6.5	237.3	(34.6)	209.2
Gross margin	—	22.0	359.8	(2.3)	379.5
Delivery, sales and administrative expense	2.6	17.3	304.1	(2.3)	321.7
Re-engineering and impairment charges	—	—	2.6	—	2.6
Gains on disposal of assets	—	—	—	—	—
Operating income (loss)	(2.6)	4.7	53.1	—	55.2
Interest income	0.1	7.4	1.3	(8.0)	0.8
Interest expense	9.8	5.4	4.7	(8.0)	11.9
Income from equity investments in subsidiaries	40.4	36.2	—	(76.6)	—
Other expense (income)	—	—	(3.8)	—	(3.8)
Income before income taxes	28.1	42.9	53.5	(76.6)	47.9
Provision (benefit) for income taxes	(4.2)	2.2	17.6	—	15.6
Net income (loss)	$32.3	$40.7	$35.9	$(76.6)	$32.3
Comprehensive income (loss)	$7.4	$16.5	$20.0	$(36.5)	$7.4

Consolidating Statement of Income

	13 Weeks Ended September 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$606.0	$(2.8)	$603.2
Other revenue	—	34.9	4.5	(39.4)	—
Cost of products sold	—	4.5	235.0	(39.9)	199.6
Gross margin	—	30.4	375.5	(2.3)	403.6
Delivery, sales and administrative expense	3.9	23.1	300.7	(2.3)	325.4
Re-engineering and impairment charges	—	—	2.7	—	2.7
Gains on disposal of assets	—	—	0.9	—	0.9
Operating income (loss)	(3.9)	7.3	73.0	—	76.4
Interest income	0.1	7.4	2.3	(9.2)	0.6
Interest expense	9.4	5.1	5.0	(9.2)	10.3
Income from equity investments in subsidiaries	58.5	52.6	—	(111.1)	—
Other expense	0.1	—	1.4	—	1.5
Income before income taxes	45.2	62.2	68.9	(111.1)	65.2
Provision (benefit) for income taxes	(4.7)	4.7	15.3	—	15.3
Net income (loss)	$49.9	$57.5	$53.6	$(111.1)	$49.9
Comprehensive income (loss)	$58.1	$65.7	$49.8	$(115.5)	$58.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	39 Weeks Ended September 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,931.7	$(5.5)	$1,926.2
Other revenue	—	91.7	18.7	(110.4)	—
Cost of products sold	—	18.7	746.6	(108.8)	656.5
Gross margin	—	73.0	1,203.8	(7.1)	1,269.7
Delivery, sales and administrative expense	10.4	52.8	958.7	(7.1)	1,014.8
Re-engineering and impairment charges	—	—	8.3	—	8.3
Gains on disposal of assets	—	—	2.3	—	2.3
Operating income (loss)	(10.4)	20.2	239.1	—	248.9
Interest income	0.3	22.0	3.5	(23.8)	2.0
Interest expense	28.7	15.3	15.7	(23.8)	35.9
Income from equity investments in subsidiaries	157.3	142.3	—	(299.6)	—
Other expense	—	0.2	26.1	—	26.3
Income before income taxes	118.5	169.0	200.8	(299.6)	188.7
Provision (benefit) for income taxes	(13.6)	9.9	60.3	—	56.6
Net income (loss)	$132.1	$159.1	$140.5	$(299.6)	$132.1
Comprehensive income (loss)	$114.5	$141.6	$127.9	$(269.5)	$114.5

Consolidating Statement of Income

	39 Weeks Ended September 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,959.6	$(5.1)	$1,954.5
Other revenue	—	89.7	13.3	(103.0)	—
Cost of products sold	—	13.3	735.6	(100.5)	648.4
Gross margin	—	76.4	1,237.3	(7.6)	1,306.1
Delivery, sales and administrative expense	11.3	58.0	961.5	(7.6)	1,023.2
Re-engineering and impairment charges	—	—	7.1	—	7.1
Gains on disposal of assets	—	—	1.1	—	1.1
Operating income (loss)	(11.3)	18.4	269.8	—	276.9
Interest income	0.4	23.5	5.0	(27.0)	1.9
Interest expense	25.0	14.4	17.1	(27.0)	29.5
Income from equity investments in subsidiaries	207.5	191.6	—	(399.1)	—
Other expense	—	—	5.0	—	5.0
Income before income taxes	171.6	219.1	252.7	(399.1)	244.3
Provision (benefit) for income taxes	(12.9)	11.6	61.1	—	59.8
Net income (loss)	$184.5	$207.5	$191.6	$(399.1)	$184.5
Comprehensive income (loss)	$150.8	$175.9	$162.2	$(338.1)	$150.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	September 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$89.1	$—	$89.4
Accounts receivable, net	—	—	180.2	—	180.2
Inventories	—	—	348.1	—	348.1
Deferred income tax benefits, net	4.7	25.8	60.7	—	91.2
Non-trade amounts receivable, net	0.1	5.5	103.0	(50.4)	58.2
Intercompany receivables	24.7	434.1	442.8	(901.6)	—
Prepaid expenses and other current assets	1.9	3.5	68.7	(41.5)	32.6
Total current assets	31.4	469.2	1,292.6	(993.5)	799.7
Deferred income tax benefits, net	95.0	170.9	162.7	—	428.6
Property, plant and equipment, net	—	42.5	250.3	—	292.8
Long-term receivables, net	—	0.1	19.3	—	19.4
Trademarks and tradenames, net	—	—	114.9	—	114.9
Other intangible assets, net	—	—	1.9	—	1.9
Goodwill	—	2.9	175.1	—	178.0
Investments in subsidiaries	1,812.1	2,379.5	—	(4,191.6)	—
Intercompany notes receivable	50.6	689.5	1,839.6	(2,579.7)	—
Other assets, net	4.4	0.5	84.8	(55.2)	34.5
Total assets	$1,993.5	$3,755.1	$3,941.2	$(7,820.0)	$1,869.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$1.7	$104.3	$—	$106.0
Short-term borrowings and current portion of long-term debt and capital lease obligations	208.6	—	106.0	—	314.6
Intercompany payables	384.6	442.5	74.5	(901.6)	—
Accrued liabilities	95.6	58.0	296.1	(91.9)	357.8
Total current liabilities	688.8	502.2	580.9	(993.5)	778.4
Long-term debt and capital lease obligations	602.4	—	14.0	—	616.4
Intercompany notes payable	431.4	1,408.2	740.1	(2,579.7)	—
Other liabilities	14.9	76.9	182.4	(55.2)	219.0
Shareholders' equity	256.0	1,767.8	2,423.8	(4,191.6)	256.0
Total liabilities and shareholders' equity	$1,993.5	$3,755.1	$3,941.2	$(7,820.0)	$1,869.8

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(26.9)	$103.4	$45.7	$(34.7)	$87.5
Investing Activities:
Capital expenditures	—	(10.8)	(35.2)	—	(46.0)
Proceeds from disposal of property, plant and equipment	—	—	6.1	—	6.1
Net intercompany loans	2.3	6.5	14.0	(22.8)	—
Net cash provided by (used in) investing activities	2.3	(4.3)	(15.1)	(22.8)	(39.9)
Financing Activities:
Dividend payments to shareholders	(99.4)	—	—	—	(99.4)
Dividend payments to parent	—	—	(37.1)	37.1	—
Proceeds from exercise of stock options	14.0	—	—	—	14.0
Repurchase of common stock	(41.7)	—	—	—	(41.7)
Repayment of capital lease obligations	—	—	(2.5)	—	(2.5)
Net change in short-term debt	87.6	—	(2.7)	—	84.9
Excess tax benefits from share-based payment arrangements	8.8	—	—	—	8.8
Net intercompany borrowings	55.3	(97.5)	21.8	20.4	—
Net cash provided by (used in) financing activities	24.6	(97.5)	(20.5)	57.5	(35.9)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	(48.2)	—	(49.6)
Net change in cash and cash equivalents	—	0.2	(38.1)	—	(37.9)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$0.3	$89.1	$—	$89.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(43.3)	$12.6	$181.6	$(24.9)	$126.0
Investing Activities:
Capital expenditures	—	(10.0)	(32.9)	—	(42.9)
Proceeds from disposal of property, plant and equipment	—	—	8.4	—	8.4
Net intercompany loans	—	(73.4)	(96.4)	169.8	—
Net cash provided by (used in) investing activities	—	(83.4)	(120.9)	169.8	(34.5)
Financing Activities:
Dividend payments to shareholders	(84.9)	—	—	—	(84.9)
Dividend payments to parent	—	—	(36.2)	36.2	—
Net proceeds from issuance of senior notes	200.0	—	—	—	200.0
Proceeds from exercise of stock options	18.9	—	—	—	18.9
Repurchase of common stock	(303.7)	—	—	—	(303.7)
Repayment of capital lease obligations	—	—	(1.9)	—	(1.9)
Net change in short-term debt	118.5	—	(31.2)	—	87.3
Debt issuance costs	(2.1)	—	—	—	(2.1)
Excess tax benefits from share-based payment arrangements	13.6	—	—	—	13.6
Net intercompany borrowings	83.0	70.8	27.3	(181.1)	—
Net cash provided by (used in) financing activities	43.3	70.8	(42.0)	(144.9)	(72.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	(12.5)	—	(12.5)
Net change in cash and cash equivalents	—	—	6.2	—	6.2
Cash and cash equivalents at beginning of year	—	0.2	119.6	—	119.8
Cash and cash equivalents at end of period	$—	$0.2	$125.8	$—	$126.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19:	New Accounting Pronouncements
In April 2014, the FASB issued an amendment to existing guidance regarding requirements for reporting discontinued operations. The amendment is effective prospectively for fiscal years beginning after December 15, 2014, and early adoption is permitted. The Company does not expect the amendment to have a significant impact on the its Consolidated Financial Statements based on its having no history of material transactions that would qualify as discontinued operations.
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The amendment is effective prospectively for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
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
In August 2014, the FASB issued an amendment to existing guidance regarding management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The amendment is effective prospectively for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect adoption of this amendment to have an impact on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 27, 2014, compared with the 13 and 39 weeks ended September 28, 2013, and changes in financial condition during the 39 weeks ended September 27, 2014.
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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	September 27, 2014	September 28, 2013
Net sales	$588.7	$603.2	(2)%		4%	$(36.6)
Gross margin as percent of sales	64.5%	66.9%	(2.4)	pp	na	na
DS&A as percent of sales	54.6%	53.9%	0.7	pp	na	na
Operating income	$55.2	$76.4	(28)%		(17)%	$(9.9)
Net income	32.3	49.9	(35)		(24)	(7.5)
Net income per diluted share	0.63	0.95	(34)		(22)	(0.14)

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	September 27, 2014	September 28, 2013
Net sales	$1,926.2	$1,954.5	(1)%		5%	$(115.6)
Gross margin as percent of sales	65.9%	66.8%	(0.9)	pp	na	na
DS&A as percent of sales	52.7%	52.4%	0.3	pp	na	na
Operating income	$248.9	$276.9	(10)%		—%	$(28.4)
Net income	132.1	184.5	(28)		(19)	(21.5)
Net income per diluted share	2.59	3.44	(25)		(15)	(0.40)
_________________________

na	not applicable
pp	percentage points
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
Sales decreased 2 percent in the third quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent. The Company defines established markets as Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as emerging markets. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with an 8 percent sales increase in local currency. The average impact of higher prices in these markets was 8 percent. The Company's units that operate in established economy markets, as a group, had a 4 percent sales decrease in local currency compared with 2013. The average price increase in the established markets was 2 percent.

Among the emerging market units, the main increases in sales were in Argentina, Brazil, China, Indonesia, Tupperware Mexico and Venezuela. These increases were partially offset by decreases in India, Malaysia/Singapore and Tupperware South Africa. Among the established market businesses, there were decreases in BeautiControl and Tupperware Japan, as well as the impact from the April 2014 closure of the Armand Dupree business in the United States. Operating income and net income decreased in the third quarter of 2014, primarily in South America, reflecting the impact of the currency devaluations in Venezuela that occurred in the first and second quarters, including a negative $10.6 million pretax impact of Venezuelan inventory being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate sales in the quarter, as well as higher warehousing and distribution costs in Brazil. Also contributing to the decrease in net income were decreases in segment profit in Europe and Beauty North America and higher interest expense. These decreases were partially offset by increases in Asia Pacific and Tupperware North America from higher sales and lower corporate expenses due to lower achievement under the Company's incentive programs. Net income was also impacted by a $4.6 million foreign exchange gain in Venezuela from exchanging bolivars for U.S. dollars at more favorable exchange rates than the bolivars were last recorded.
Reported sales for the year-to-date period decreased 1 percent compared with the same period of 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 5 percent. The units and factors impacting the year-to-date local currency sales increase largely mirrored those impacting the third quarter, along with higher year-to-date sales in Turkey, partially offset by lower sales in Germany and Russia.
The factors impacting the year-to-date operating and net income comparisons were similar to those impacting the third quarter comparisons. During 2014, the Company has recorded net pretax charges of $42.2 million related to changes in the exchange rate of the Venezuelan bolivar to the U.S. dollar, including the impact related to the sale of product translated at its stronger, historical exchange rates rather than the rate used to translate sales in the period in which the product was sold.
The Company's net working capital position decreased by $20.2 million, compared with the end of 2013, primarily due to an increase in short-term borrowings (net of cash and cash equivalents) to support financing activities. The net change in working capital also reflected a net $25.1 million negative impact on the net monetary assets on the balance sheet related to the 2014 changes in foreign currency exchange rates in Venezuela, as well as a $14.7 million impact due to other weaker foreign currency exchange rates in relation to the U.S. dollar. These were partially offset by an increase in accounts receivable reflecting the level and timing of sales around the end of each period and an increase in inventory, reflecting expectations for future sales by certain units and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end, including the timing of income tax payments during 2014 and higher tax prepayments made at the end of 2012, compared with the end of 2013.
Net cash provided by operating activities for the periods ended September 27, 2014 and September 28, 2013 was $87.5 million and $126.0 million, respectively. The unfavorable comparison primarily reflected a decrease in net income as a result of weaker foreign currency exchange rates in relation to the U.S. dollar and larger outflows of cash related to net working capital items, particularly larger increases in prepaid expenses, other assets and non-trade receivables due to the timing of cash receipts related to value added taxes and the Company's hedging activities. The Company also made large income tax payments related to fiscal year 2013 after the Company's fiscal year-end, but prior to the end of the calendar year, whereas similar 2012 payments occurred prior to the end of fiscal year-end 2012. Also, in the first quarter of 2013, the Company received cash as a premium and accrued interest in connection with its sale of $200 million of Senior Notes. The increase in short term borrowings (net of cash and cash equivalents) funded the net cash outflows in the period for dividends and on-going share repurchases.

Net Sales
Reported sales decreased 2 percent in the third quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent. The increase in local currency sales was mainly in the Company's emerging market economies.
The Company's emerging market units accounted for 70 percent and 69 percent of the Company's total sales for the third quarters of 2014 and 2013, respectively. Reported sales in these markets decreased $4.3 million, or 1 percent, which included a negative $33.6 million impact from weaker foreign currency exchange rates. The strong increase in local currency sales in the Company's emerging markets in the third quarter of 2014 was primarily due to increases in the total sales forces in Brazil and Indonesia, strong growth in the number of outlets and outlet productivity in China, a larger and more productive sales force in Tupperware Mexico and significant inflation related price increases, as well as a mix benefit in Argentina. Venezuela also contributed to the local currency sales increase, primarily reflecting higher volume of products sold, as well as prices that were higher than the prior year, despite government restrictions reducing the prices that would otherwise have been charged. The sales growth in these units was partially offset by decreases in India, reflecting a smaller and less active sales force, a less productive sales force in Malaysia/Singapore and lower activity in light of a transportation strike in South Africa.
Sales in the established markets decreased $10.2 million, or 5 percent, which included a negative $3.0 million impact from changes in foreign currency exchange rates. Among these units, the most significant local currency decreases were in BeautiControl and Tupperware Japan due to less active sales forces, as well as the loss of sales in light of the decision to cease operating the Armand Dupree business in the United States in the second quarter of 2014.
On a year-to-date basis, emerging markets accounted for 66 percent and 65 percent of total Company sales in 2014 and 2013, respectively. Total sales on a reported basis in the emerging markets increased $3.2 million, including a negative $117.5 million impact from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales increased in these markets by 10 percent. Total sales for the established markets decreased $31.5 million, or 5 percent, for the year-to-date period of 2014, compared with the same period of 2013, which included a positive $2.0 million impact from changes in foreign currency exchange rates. The sources of the year-to-date fluctuations largely followed those of the third quarter comparison, along with higher year-to-date sales in Turkey, partially offset by lower sales in Germany and Russia.
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
Gross Margin
Gross margin as a percentage of sales was 64.5 percent and 66.9 percent in the third quarters of 2014 and 2013, respectively. The decrease of 2.4 percentage points primarily reflected the impact of inventory in Venezuela being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate sales in the quarter (1.8 pp). Also contributing to the decrease in gross margin were higher resin costs (0.6 pp), unfavorable product mix, particularly in Germany and Fuller Mexico (0.3 pp) and the mix impact from relatively higher sales in certain units with lower than average gross margins, primarily in South America (0.2 pp). These decreases were partially offset by lower inventory obsolescence (0.3 pp) and the translation impact of changes in foreign currency exchange rates, mainly in South America (0.2 pp).
For the year-to-date periods, gross margin as a percentage of sales was 65.9 percent in 2014, compared with 66.8 percent for the same period of 2013. The factors leading to the 0.9 percentage point decrease largely mirrored those of the third quarter, except for the impact of product mix in light of changes in manufacturing costs and related price increases that had a positive impact on the gross margin comparison, particularly in Europe (0.5 pp), as well as the impact on cost of sales relative to sales of a change in the exchange rate of the Venezuelan bolivar during the first quarter of 2013 that had an offsetting impact on the year-to-date comparison (0.1 pp).

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 54.6 percent in the third quarter of 2014, compared with 53.9 percent in 2013. This increase reflected the translation effect of changes in foreign currency exchange rates, particularly in Venezuela, as well as the impact of overall dollar costs as a ratio of sales that are higher in light of weaker foreign exchange rates (1.2 pp), higher warehousing and freight costs, primarily in Brazil (0.9 pp) and amortization of the Company's definite lived tradename intangible asset that began in September 2013 (0.3 pp). These were partially offset by lower unallocated corporate expenses, mainly for lower accruals under the Company's incentive plans (0.8 pp), lower selling costs, including commissions, primarily in Asia and Beauty North America (0.4 pp), the benefit of not incurring pension settlement charges in Asia in 2014 (0.3) and lower operating costs (0.2 pp).
For the year-to-date periods, DS&A as a percentage of sales also increased to 52.7 percent from 52.4 percent in 2013. The factors leading to the increase largely mirrored those of the third quarter, except there was also a decrease in marketing expenses in Asia (0.4 pp) and more efficient promotional spending in Asia and Tupperware North America (0.2 pp) on a year-to-date basis.
Specific segment impacts are discussed in the segment results section.
Re-engineering and Impairment Expenses
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $2.6 million and $2.7 million in re-engineering and impairment charges during the third quarters of 2014 and 2013, respectively, and $8.3 million and $7.1 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States, the Nutrimetics business in Thailand and a manufacturing plant in India, as well as a write-off of $1.1 million in capitalized software in connection with a new information systems project.
For the remainder of 2014, the Company expects to incur approximately $3 million of such costs, mainly related to additional headcount reductions.
Goodwill and Indefinite-lived Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct selling businesses of Sara Lee Corporation. The Company does not amortize its goodwill or indefinite-lived tradename intangible assets. Instead, the Company performs an assessment to test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. See Note 8 to the consolidated financial statements regarding the annual assessment process.
In the third quarter of 2014, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balances of $114.1 million and $26.3 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity as of the end of the third quarter 2014.

Despite the results of Fuller Mexico being slightly below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was in-line with the previous impairment assessment performed in the third quarter of 2013. Lower than expected recruiting and retention of sales force members in light of the competitive environment in that market, as well as high field manager turnover has led to decreased operating performance. Field managers are those directly responsible for recruiting, motivating and training sales force members. This was offset by a lower discount rate and a lower entity carrying value from amortization of the definite lived Fuller tradename asset that began in the third quarter of 2013. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value resulting from the annual assessment, a smaller sales force size; operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico.
In the third quarter of 2014, the Company performed a qualitative assessment of the value of the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of its most recent step 1 analysis. Based on the Company's evaluation of the assumptions and sensitivities associated with that step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of June 2012.
Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future step 1 impairment test, nor is there significant foreseeable risk of the fair value of the indefinite-lived intangible assets falling below their respective carrying values. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite-lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
Net Interest Expense
Net interest expense was $11.1 million in the third quarter of 2014, compared with $9.7 million in 2013. In the year-to-date periods, net interest expense was $33.9 million in 2014, compared with $27.6 million in 2013. Interest expense increased in each of the year-over-year comparisons primarily as a result of higher borrowings over the course of 2013 to achieve the Company's leverage target announced at the beginning of that year, as well as a higher amount of forward points related to the Company's cash flow hedging activities. Also contributing to the increase in the year-to-date period of 2014 was the issuance of notes maturing in 2021 at the end of the first quarter of 2013 at a higher fixed interest rate than the floating rate revolving credit borrowings that were replaced.
For a discussion of forward points, which are a component of interest expense, refer to Note 11 to the Consolidated Financial Statements.
Tax Rate
The effective tax rates for the third quarter and year-to-date period of 2014 were 32.5 percent and 30.0 percent, respectively, compared with 23.4 percent and 24.5 percent, respectively, for the comparable 2013 periods. The higher 2014 rates were due to higher 2014 losses incurred in conjunction with the change in exchange rate of the Venezuelan bolivar, for which there was limited tax benefit. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income
Net income in the third quarter of 2014 decreased $17.6 million compared with 2013. Compared with 2013, net income was negatively impacted by $7.5 million from changes in foreign currency exchange rates, primarily due to the devaluation of the Venezuelan bolivar in 2014. Excluding the impact of foreign currency exchange rates, net income decreased 24 percent. The decrease in the local currency net income comparison came primarily in South America, reflecting the negative $10.6 million pretax impact of Venezuelan inventory being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate sales in the quarter, as well as higher warehousing and distribution costs in Brazil. Also contributing to the decrease in net income were decreases in segment profit in Europe and Beauty North America, reflecting the lower sales and less efficient promotional spending in those segments, higher interest expense from higher debt and increased levels of cash flow hedges, as well as higher Fuller tradename amortization cost in connection with the change in its classification from being indefinite-lived to definite lived near the end of the third quarter of 2013. These decreases were partially offset by increased segment profit in Asia Pacific, reflecting the contribution margin on higher sales and the benefit of not incurring pension settlement charges in 2014, and in Tupperware North America from a more efficient value chain, as well as lower corporate expenses due to lower achievement under the Company's incentive programs. In addition, the Company recorded $4.6 million in foreign exchange gains in connection with purchasing U.S. dollars with Venezuelan bolivars at rates more favorable than the rates used to translate those bolivars at the end of the second quarter.
Net income for the year-to-date period of 2014 decreased $52.4 million compared with the same period of 2013, including a negative $21.5 million foreign currency impact. Excluding the impact of foreign currency exchange rates, net income decreased 19 percent. The factors impacting the year-to-date net income comparison were similar to those impacting the second quarter comparison. During 2014, the Company has recorded net pretax charges of $42.2 million related to changes in the exchange rate of the Venezuelan bolivar to the U.S. dollar, including the impact related to the sale of product translated at its stronger, historical exchange rates rather than the rate used to translate sales in the period in which the product was sold and the foreign currency exchange gain recorded in the third quarter of 2014 related to the purchase of U.S. dollars using Venezuelan bolivars at exchange rates more favorable than at which they were previously recorded. Interest expense for the year-to-date period of 2014 was higher related to the Senior Notes issued in the first quarter of 2013 and increased forward points related to the Company's hedging activities. There were also gains from the sale of land near the Company's Orlando headquarters and in Australia, as well as lower income tax expense.
International operations generated 92 percent of sales in the third quarter and year-to-date period of 2014, compared with 91 percent of sales in the comparable 2013 periods. International operations, as a group, generated 100 percent of net segment profit in the third quarter and year-to-date periods of 2014 and 2013.
The sale of beauty products generated 21 percent and 20 percent of sales in the third quarter and year-to-date period of 2014, respectively, compared with 21 percent of sales in each of the respective 2013 periods.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$136.7	$144.7	(6)%		(1)%	$(6.4)	23	25
Segment profit	6.3	11.1	(43)		(37)	(1.1)	9	12

Segment profit as percent of sales	4.6%	7.7%	(3.1)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$536.3	$556.3	(4)%		(2)%	$(11.4)	28	29
Segment profit	74.5	82.8	(10)		(8)	(2.1)	28	25

Segment profit as percent of sales	13.9%	14.9%	(1.0)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 6 percent compared with the third quarter of 2013. Excluding the impact of changes in foreign currency exchange rates, sales decreased 1 percent. The decreased sales primarily reflected a 5 percent decrease in volume, compared with the third quarter of 2013, which was partially offset by an average price increase of 4 percent.
On a local currency basis, the emerging market units' sales decreased by 1 percent, primarily reflecting the impact of a transportation strike in July impacting Tupperware South Africa, as well as a decrease in volume in Russia, due to continuing challenges in activating the sales force. These decreases were partially offset by a sales increase by Avroy Shlain, reflecting a larger and more active sales force due to success in developing its sales force leaders, strong product offerings and improved sales force incentives, as well as strong growth in Turkey that overcame the promotional shift to the second quarter and away from the third quarter, reflecting higher prices and a larger sales force from successful recruiting.
The established market units' sales decreased by 1 percent on a local currency basis, reflecting a decrease in sales volume in Germany from a lower number of active sellers due, in part, to a lower number of new sales force members, partially offset by increased productivity as party hostesses strove to achieve higher level rewards for larger party sizes.
Segment profit decreased $4.8 million, or 43 percent, during the third quarter of 2014, and excluding the impact of foreign currency, was 37 percent lower. The decrease was primarily due to the contribution margin on the lower sales, increased promotional spending in France and Germany, severance costs, as well as the impact of a weaker Turkish lira on product and services procured in euro. These decreases were partially offset by more efficient supply chain management.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The euro, Russian ruble, South African rand and Turkish lira were the main currencies that impacted the third quarter year-over-year sales and profit comparisons. On a year-to-date basis, the same currencies generated most of the negative impact except the euro's impact was favorable.

Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$209.6	$207.3	1%		3%	$(3.1)	36	34
Segment profit	45.4	43.7	4		6	(0.8)	63	47

Segment profit as percent of sales	21.7%	21.1%	0.6	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$619.7	$622.5	—%		6%	$(37.7)	32	32
Segment profit	132.8	132.7	—		8	(10.2)	50	41

Segment profit as percent of sales	21.4%	21.3%	0.1	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales increased 1 percent, compared with the third quarter of 2013. Excluding the impact of foreign currency exchange rates, sales increased 3 percent. The average price increase for the segment was 7 percent, partially offset by a decrease in volume.
Emerging markets accounted for $173.3 million and $167.6 million, or 83 and 81 percent, of the reported sales in the segment in the third quarters of 2014 and 2013, respectively. Compared with 2013, emerging market sales were negatively impacted by $2.3 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 5 percent in these units. The most significant contribution to the increase was by Indonesia, the Company's largest business unit, as a result of a larger sales force from good recruiting results, and sales force incentives programs along with attractive new product offerings that offset a slight decrease in volume in light of an adverse consumer reaction to increased prices. The other significant increase in sales was in China, where the Company operates a retail outlet model through independent distributors. The increase primarily related to higher volume due to a positive response to new distributor and outlet incentive programs and promotional offerings, in conjunction with continued growth in the total number of outlets. These were partially offset by decreases in India, due to a smaller and less active sales force, and Malaysia/Singapore, in light of a promotional schedule shift that benefited the second quarter of 2014 at the expense of the third quarter.
The improvements achieved in the emerging market businesses were partially offset by a decline in reported sales in the established markets, partially reflecting the impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent. The most significant decrease was in Tupperware Japan due to a less active sales force in light of the response to the Company's programs and the impact on consumer spending from increased consumption taxes.
Total segment profit increased 4 percent compared with the third quarter of 2013. Excluding the impact of changes in foreign currency rates, segment profit increased 6 percent. The increase was mainly related to the contribution margin from the higher sales in Indonesia and China and the leverage this had on the fixed components of DS&A spending and more efficient promotional spending in Indonesia, as well as the benefit of not incurring pension settlement costs in 2014. This was partially offset by decreased profit in India and Malaysia/Singapore due to the contribution margin on lower sales.

The year-to-date sales and segment profit variances largely mirrored those of the quarter, except in India which had only slightly lower profit on a year-to-date basis due to effective operating cost management that minimized the decrease in profit relative to the sales decrease.
The Indonesian rupiah was the main currency that led to the negative foreign currency impact on each of the year-over-year comparisons, though on a year-to-date basis, the currencies of all the units in the segment had a negative impact on the sales and profit comparisons with 2013, except for the Korean Won and the euro in Nutrimetics France.
Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$84.6	$80.6	5%		6%	$(0.8)	14	13
Segment profit	16.0	14.9	7		8	(0.1)	22	16

Segment profit as percent of sales	18.9%	18.5%	0.4	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$259.5	$263.1	(1)%		1%	$(5.1)	14	13
Segment profit	49.4	44.2	12		15	(1.1)	19	14

Segment profit as percent of sales	19.0%	16.8%	2.2	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales increased 5 percent in the third quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 6 percent. The increase was mainly in Mexico due to a larger and more productive sales force that increased the volume of products sold with solid promotional programs aimed at retention of its current sales force members. United States and Canada also increased sales slightly due to a larger sales force from strong recruiting. The average price increase for the segment was 4 percent.
Segment profit increased $1.1 million in the third quarter of 2014, primarily reflecting the higher sales and reduced operating costs in Mexico, as well as a slight increase in profit due an improved gross margin and more efficient promotional spending in the United States and Canada.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except that United States and Canada had increased profit despite lower sales on a year-to-date basis, reflecting a more normal promotional spending approach in 2014 after being overly aggressive in 2013.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$68.8	$73.9	(7)%		(6)%	$(0.6)	12	12
Segment profit	(1.2)	1.5	-		-	(0.1)	(2)	2

Segment profit as percent of sales	(1.7)%	2.0%	(3.7)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$220.0	$241.2	(9)%		(7)%	$(5.7)	11	12
Segment profit	1.1	15.0	(92)		(92)	(0.8)	—	5

Segment profit as percent of sales	0.5%	6.2%	(5.7)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
-	change is greater than 100%
Reported sales for the segment decreased 7 percent in the third quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales decreased 6 percent, primarily reflecting the decision in April 2014, to cease operating the Armand Dupree business in the United States, as well as lower sales in BeautiControl reflecting lower sales force activity. This decrease was partially offset by a slight increase in Fuller Mexico sales with higher prices offsetting lower volume. The average price increase in this segment was 3 percent.
Segment profit was $2.7 million lower in the third quarter of 2014. The decrease in profit primarily reflected amortization of the Fuller tradename in connection with a September 2013 change in classification from indefinite-lived to definite lived, the lost contribution margin from lower sales at BeautiControl and lower profit in Fuller Mexico, despite slightly higher sales, due to increased bad debt expense and promotional spending focused on sales force retention and increased activity. These decreases were partially offset by modest savings in light of closing the Armand Dupree business in the United States which operated at a loss in the third quarter of 2013.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$89.0	$96.7	(8)%		25%	$(25.7)	15	16
Segment profit	5.6	21.8	(74)		(61)	(7.2)	8	23

Segment profit as percent of sales	6.3%	22.5%	(16.2)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 27, 2014	Sep 28, 2013					2014	2013
Net sales	$290.7	$271.4	7%		35%	$(55.7)	15	14
Segment profit	8.6	49.5	(83)		(77)	(12.1)	3	15

Segment profit as percent of sales	3.0%	18.2%	(15.2)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 8 percent in the third quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 25 percent. Of the 25 percent increase in sales in local currency, approximately two-thirds reflected the impact of higher prices in the segment. The remaining increase was the result of higher volume. The most significant increase was in Brazil, the largest unit in South America, based on higher volume of products sold along with increased prices. The volume improvement reflected a significant sales force size advantage and the launch of new attractive products that energized the sales force and created demand from end consumers, overcoming service issues experienced as a result of challenges in the supply chain. Argentina's sales increased significantly, primarily from higher prices in light of significant inflation, as well as a mix benefit as the unit continues to focus on selling a greater share of housewares products that have higher price points than beauty and personal care products. Venezuela also had a significant increase in local currency sales despite retail pricing restrictions mandated by the Venezuelan government that became effective near the end of the second quarter of 2014. Though the increase in sales was mainly due to higher, inflation related pricing, there was also a strong increase in volume.
Segment profit decreased in the third quarter of 2014, primarily reflecting a $10.6 million impact of recording in cost of sales inventory whose bolivar value was translated at the 10.8 bolivars to the U.S. dollar exchange rate at which it was purchased, or manufactured, in the second quarter of 2014, rather than the 50 bolivars to the U.S. dollar exchange rate used to translate sales when the product was sold during the third quarter of 2014. Brazil also had lower profit due to a continuation of higher warehousing and distribution costs resulting from the significant growth in that business. The elevated costs in Brazil are expected to continue into 2015. These decreases were partially offset by the $4.6 million in foreign exchange gains in connection with purchasing U.S. dollars with Venezuelan bolivars at rates more favorable than the rates used to translate those bolivars at the end of the second quarter.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except Venezuela represented a much greater share of the increase in sales and profit on a year-to-date basis as a result of translating first and second quarter sales and profit at the more favorable exchange rates of 6.3 and 10.8 bolivars to the U.S. dollar, respectively, than the 50.0 bolivar to U.S. dollar rate used in the third quarter, as well as the benefit of not having the government mandated retail pricing restrictions during the first and most of the second quarter.

During 2014, the Company has recorded net pretax charges of $42.2 million related to changes in the exchange rate of the Venezuelan bolivar to the U.S. dollar, including the impact related to the sale of product translated at its stronger, historical exchange rates rather than the rate used to translate sales in the period in which the product was sold.
The Argentine peso and Venezuelan bolivar had significant negative impacts on the third quarter and year-to-date sales comparisons, while the Brazilian real also significantly impacted the year-to-date sales comparison.
The Venezuelan bolivar had a significant negative impact on the third quarter and year-to-date profit comparisons, while the Brazilian real also had a significant negative impact on the year-to-date profit comparison.
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

On March 24, 2014, the Venezuelan government launched an additional foreign exchange mechanism known as SICAD 2. The Venezuelan government indicated that all industry sectors would be eligible to participate in the SICAD 2 auctions with no restrictions as to purpose. The resulting rates from these auctions were to be published daily. The SICAD 2 rate as of the end of June 2014 was 50.0 bolivars to the U.S. dollar. As of the end of the second quarter of 2014, the Company had not participated in any SICAD 2 auctions as it still had the ability to utilize the more favorable SICAD 1 Rate, as well as in light of the uncertainty around the ability to exchange bolivars through the SICAD 2 auction process. Although the SICAD 2 rates had been published daily, there had been relatively little volume of U.S. dollars traded or available to trade. It is unclear to what extent, if any, the Venezuelan government has intervened in the SICAD 2 auctions. Thus, SICAD 2 may not have been a "free market system" during the first and second quarters of 2014. As a result, the Company did not believe it appropriate to use the SICAD 2 published rates through June 2014. The government's mandate in June 2014 that the Company lower its suggested retail selling prices by an average of 55 percent was based on its determination of what was necessary for the Company to comply with laws limiting prices and profit margins across the Venezuelan economy. While the Company expects to discuss with the appropriate government officials why it believes its previous pricing was appropriate, the outcome of this discussion is uncertain and the Company may need to adjust its value chain to allow it to operate efficiently. In conjunction with the pricing audit, the Venezuelan government indicated that the Company should be able to pay for non-local operating costs at the SICAD 2 rate. Additionally, should the Company need to adjust its value chain, it expects to generate additional non-local operating costs. Based on these factors and its June 2014 evaluation of the restrictions and limitations affecting the availability of other, more favorable, exchange rates mechanisms, the Company concluded that the SICAD 2 mechanism represented the most appropriate rate available as of the end of the second quarter. As a result, the Company remeasured the balance sheet at that exchange rate as of the end of the second quarter, recording a negative pretax impact of $15.8 million related to its net monetary assets. There was also a $10.6 million pretax impact in the third quarter of 2014 related to inventory on the balance sheet at the end of the second quarter that was included in cost of sales in the third quarter at the SICAD 1 Rate of 10.8 bolivars to the U.S. dollar that was in effect when the inventory was purchased or manufactured. In addition, in the third quarter of 2014, the Company exchanged approximately 51 million bolivars for $5.6 million at exchange rates more favorable than the SICAD 2 rate at which the bolivars were recorded at the end of the second quarter of 2014. These transactions generated an exchange gain of $4.6 million, which was included in Other Income on the Company's Consolidated Statements of Income.
In the first, second and third quarters of 2014, sales in Venezuela were $32.9 million, $23.7 million and $5.2 million, respectively. The impact on each of the year-over-year quarterly comparisons of weaker exchange rates in 2014 versus 2013 was $0.8 million, $8.9 million and $21.1 million, respectively. Similarly, operating profit in the first, second and third quarters of 2014 was $9.2 million, $9.5 million and $0.8 million, respectively, and the impact on each of the year-over-year quarterly comparisons from the changes in rates was $0.1 million, $2.5 million and $7.1 million, respectively.
During the fourth quarter of 2013, sales and operating profit in Venezuela were $28.0 million and $6.1 million, respectively. If the fourth quarter 2014 SICAD 2 rate is the same 50.0 bolivars to the U.S. dollar that it was in the third quarter, the Company estimates that the impact on the year-over-year comparison on sales and operating profit of a weaker exchange rate will be $24.5 million and $5.2 million, respectively. Furthermore, if the exchange rate stays the same through June 2015, in the first half of 2015 there will be an incremental impact from the weaker rate compared with the first half 2014 of $47.3 million and $15.5 million, respectively, on sales and operating profit. The rate ultimately used by the Company in the future may be different than the 50.0 bolivars to U.S. dollar exchange rate available as of the end of the third quarter of 2014 under SICAD 2.
As of the end of the third quarter of 2014, the Company had $6 million in net monetary assets denominated in Venezuelan bolivars (measured at the SICAD 2 rate), including $6 million in cash and cash equivalents, which would be directly impacted by any changes in the exchange rate.

The Company is not able to predict, at this time, what rate will be available in the future to exchange Venezuelan bolivars into U.S. dollars. While the Company anticipates continued use of the SICAD 1 auction rates for raw materials only and may use the SICAD 2 auctions as deemed appropriate, the Company is not able to predict whether the SICAD 2 auctions will continue to provide a rate materially the same as the rate of 50.0 bolivars to the dollar available as of the end of the third quarter. The Company is also unable to predict if some other appropriate rate will develop in the future for conversion of bolivars to U.S. dollars for the payment of intercompany dividends. If such a rate were to be different, this would result in additional impacts to earnings and cash flows.
Financial Condition
Liquidity and Capital Resources: Net working capital decreased by $20.2 million, compared with the end of 2013, which primarily reflected an increase in short-term borrowings (net of cash and cash equivalents) to support financing activities. The net change in working capital also reflected a net $25.1 million negative impact on the net monetary assets on the balance sheet related to the 2014 changes in foreign currency exchange rates in Venezuela, as well as a $14.7 million impact due to other weaker foreign currency exchange rates in relation to the U.S. dollar. These were partially offset by an increase in accounts receivable reflecting the level and timing of sales around the end of each period and an increase in inventory, reflecting expectations for future sales by certain units and, in some cases, a lower than expected sell through, as well as a decrease in accounts payable due to the timing of payments around year-end, including the timing of income tax payments during 2014 and higher tax prepayments made at the end of 2012, compared with the end of 2013.
In June 2011 and March 2013, the Company completed the sale of $400 million and $200 million, respectively, in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 (both issuances together the "Senior Notes"). The Senior Notes form a single series under the Indenture.
In September 2013, the Company and its wholly-owned subsidiary, Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated their multicurrency Credit Agreement (the “Credit Agreement”) with their consortium of lenders. The Credit Agreement makes available to the Company and the Subsidiary Borrower a five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of September 27, 2014, the Company had total borrowings of $311.7 million outstanding under its Credit Agreement, including $103.1 million denominated in euro.
The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash during each quarter than would relate solely to the quarter end cash balance.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of September 27, 2014, the Credit Agreement dictated a spread of 175 basis points, which gave the Company a weighted interest rate on U.S. dollar and euro denominated LIBOR based borrowings of 1.85 percent.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 27, 2014, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At September 27, 2014, the Company had $619.8 million of unused lines of credit, including $336.2 million under the committed, secured Credit Agreement, and $283.6 million available under various uncommitted lines around the world.
See Note 10 to the Consolidated Financial Statements for further details regarding the Company's debt.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $89.4 million as of September 27, 2014, cash flows from operating activities, and access to its $650 million Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $89.4 million as of September 27, 2014. Of this amount, $87.8 million was held by foreign subsidiaries. Approximately 63 percent of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign units, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
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
Operating Activities: Net cash provided by operating activities for the periods ended September 27, 2014 and September 28, 2013 was $87.5 million and $126.0 million, respectively. The unfavorable comparison primarily reflected a decrease in net income as a result of weaker foreign currency exchange rates in relation to the U.S. dollar and larger outflows of cash related to net working capital items, particularly larger increases in prepaid expenses, other assets and non-trade receivables due to the timing of cash receipts related to value added taxes and the Company's hedging activities. The Company also made large income tax payments related to fiscal year 2013 after the Company's fiscal year-end, but prior to the end of the calendar year, whereas similar 2012 payments occurred prior to the end of fiscal year-end 2012. Also, in the first quarter of 2013, the Company received cash as a premium and accrued interest in connection with its sale of $200 million of Senior Notes.
Investing Activities: During the year-to-date periods of 2014 and 2013, the Company had $46.0 million and $42.9 million, respectively, of capital expenditures. In both 2014 and 2013, the most significant capital expenditures were related to molds. In 2014 and 2013, capital expenditures included $10.6 million and $8.6 million, respectively, related to facilities in Venezuela, to support operations and as a natural hedge against the impacts of inflation, increasing supply chain capacity in Brazil and vehicles for the sales force. Partially offsetting the capital spending in 2014 and 2013 were proceeds from the sale of property, plant and equipment of $6.1 million and $8.4 million, respectively. In each year, there were proceeds related to the sale of vehicles that had been purchased for the sales force, primarily in South Africa. In 2014, proceeds of $4.0 million related to the sale of property under the Company's program to sell land near its Orlando, Florida headquarters and the sale of land in Australia. In 2013, proceeds included $6.2 million for the sale of property in Australia.
Financing Activities: Dividends paid to shareholders were $99.4 million and $84.9 million in the year-to-date periods of 2014 and 2013, respectively. The higher 2014 amount was due to the increase in the dividends paid from $1.60 per share to $1.98 per share in the year-to-date period of 2013 and 2014, respectively, partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $14.0 million and $18.9 million in the year-to-date periods of 2014 and 2013, respectively. The Company also increased revolver borrowings through its Credit Agreement by $84.9 million for the funding of dividends and on-going share repurchases.

Open market share repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 0.4 million and 3.7 million shares for $34.3 million and $300.0 million in the year-to-date periods of 2014 and 2013, respectively, and program-to-date through the end of September 2014, had spent $1.24 billion to repurchase 20.5 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company expects to spend $71 million on open market share repurchases in the fourth quarter of 2014, which would bring full year 2014 open market repurchases to $105 million.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2014 and 2013, 93,505 and 47,187 shares were retained to fund withholding taxes, totaling $7.4 million and $3.7 million, respectively.
In total, through the open market repurchases and under its stock incentive programs detailed above, the Company repurchased in the year-to-date periods of 2014 and 2013, 0.5 million and 3.8 million shares for a total of $41.7 million and $303.7 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). See Note 10 to the Consolidated Financial Statements for further details on the interest rate formula. As of September 27, 2014, the Credit Agreement dictated a spread of 175 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.85 percent. The Company is targeting over time a debt-to-EBITDA ratio of 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement).
As of September 27, 2014, the Company had total borrowings of $311.7 million outstanding under its Credit Agreement, with $103.1 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash during each quarter than would relate solely to the quarter end cash balance.
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

Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and a portion of purchases forecasted in the following 15 months. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ending September 27, 2014 and September 28, 2013, the cash flow impact of these currency hedges was an inflow of $0.1 million and $3.8 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of September 27, 2014 were to buy euro $66.0 million, U.S. dollars $48.9 million, Chinese renminbi $11.8 million and South Korean won $10.7 million, and to sell Turkish lira $22.1 million, Russian rubles $20.2 million, Swiss francs $17.9 million, Indonesian rupiah $13.8 million, Japanese yen $13.3 million and Brazilian real $11.1 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 27, 2014, the Company was in a net receivable position of approximately $1.5 million related to its currency hedges, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2014 cost of sales will include approximately $193 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $19 million compared with the prior year. For the third quarter of 2014, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was negatively impacted by approximately $4 million in local currency due to resin cost changes, as compared with 2013. For full year 2014, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is negative $13 million, as compared with 2013. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit and through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters ("Orlando Land"). This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases. In recent years, the Company's land sale program has been negatively impacted by the drivers and ramifications of the credit crisis that began in 2008 and real estate market conditions in the United States. Although market conditions have improved, the Company cannot predict when the program will be completed.
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

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly Argentina, Ecuador and Venezuela due to government regulations and restrictions;

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

•	the introduction of Company operations in new markets outside the United States;

•	general social, economic and political conditions in markets, such as in Argentina, Ecuador, Russia, Ukraine and Venezuela and other countries impacted by such events;

•
issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls and translation risks due to potential impairments of investments in affected markets and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments;

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

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•	the ability to attract and retain certain executive officers and key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company's credit arrangements;

•	integration of non-traditional product lines into Company operations;

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

Other than updating for changes in foreign currency exchange rates in its monthly website updates, the Company does not intend to update forward-looking information, except through its quarterly earnings releases , unless it expects diluted earnings per share for the current quarter, excluding items impacting comparability and changes versus its guidance of the impact of changes in foreign exchange rates, to be significantly below its previous guidance.
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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
6/29/14 - 8/2/14	54,500	$73.16	54,500	$769,060,489
8/3/14 - 8/30/14	80,364	73.57	80,364	763,147,792
8/31/14 - 9/27/14	—	—	—	763,147,792
	134,864	$73.41	134,864	$763,147,792
_________________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent, of which $763.1 million remained unspent as of September 27, 2014.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, filed on November 4, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Vice President and Controller
Orlando, Florida
November 4, 2014