Form 10-K
period 2014-12-27
TUPPERWARE BRANDS CORP
filed 2015-02-24
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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
The aggregate market value of the voting and non-voting common equity on the New York Stock Exchange-Composite Transaction Listing on June 27, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $4,131,754,176.
As of February 19, 2015, 49,745,982 shares of the common stock, $0.01 par value, of the registrant were outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 8, 2015 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.
(a) General Development of Business
Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”) is a global direct-to-consumer marketer of premium, innovative products across multiple brands and categories through an independent sales force of 2.9 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through the Armand Dupree®, Avroy Shlain®, BeautiControl®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”). In the reorganization, certain businesses of the Registrant and certain other assets and liabilities of Premark and its subsidiaries were transferred to the Registrant. On May 31, 1996, the Registrant became a publicly held company through the pro rata distribution by Premark to its shareholders of all of the then outstanding shares of common stock of the Registrant. On October 18, 2000, the Registrant acquired 100 percent of the stock of BeautiControl, Inc. (“BeautiControl”), and on December 5, 2005, the Registrant acquired the direct-to-consumer businesses of Sara Lee Corporation. Prior to December 5, 2005, the Registrant's name was Tupperware Corporation.
(b) New York Stock Exchange-Required Disclosures
General. The address of the Registrant's principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant's directors are Catherine A. Bertini, Susan M. Cameron, Kriss Cloninger, III, E.V. Goings, Joe R. Lee, Angel R. Martinez, Antonio Monteiro de Castro, Robert J. Murray, David R. Parker, Joyce M. Roché and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Mr. Murray (Chair), Ms. Bertini, Ms. Szostak and Messrs. Monteiro de Castro and Parker. The members of the Compensation and Management Development Committee of the Board of Directors are Ms. Roché (Chair), Ms. Cameron, and Messrs. Cloninger, Lee and Martinez. The members of the Nominating and Governance Committee of the Board of Directors are Mr. Murray (Chair), Ms. Roché, Ms. Szostak, and Messrs. Cloninger and Parker. The members of the Executive Committee of the Board of Directors are Mr. Goings (Chair), Ms. Roché and Messrs. Cloninger, Murray and Parker. The Chairman and Chief Executive Officer is E.V. Goings and the Presiding Director is Robert J. Murray. The Registrant's executive officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant's transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 161 North Concord Exchange, South St. Paul, MN 55075. The number of the Registrant's shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.
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

I. PRINCIPAL PRODUCTS
Tupperware. The core of the Tupperware product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home. Tupperware also has established lines of cookware, knives, microwave products, microfiber textiles, water related items and an array of products for on-the-go consumers. The Company has continued to refresh its traditional kitchen and home lines, such as the Modular Mates* containers, with updated designs and incremental technological enhancements while evolving towards more lifestyle-oriented products. These new lifestyle solutions are based on consumer insights from the Company's market and product leaders around the globe. In 2014, key launches to contemporize the Tupperware product offering included the innovative Microwave Pressure Cooker, which combines the speed and convenience of pressure cooking with that of the microwave, and the Slim Rice Dispenser, which saves space and conveniently dispenses rice one portion at a time. Other key launches introduced included the Chef Series Pure Cookware range, the FusionMaster* Grater, a new extension to the existing FusionMaster* System, and the latest generation of our classic Freezer Mates* range. The Kids' Eco Bottle range was also further expanded with the successful introduction of several new designs.
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
New skin and hair care products launched in 2014 included BeautiControl's Regeneration* BTeXtreme* Elixir and the OxygenZone* Skin Purifying Tool. Nutrimetics France introduced the Raspberry Nutri Clean* Shower Gel. Nutrimetics Australia/New Zealand added to their Ultra Care+ Platinum line by introducing the Tight Firm & Fill Eye Serum. To better communicate with customers, Nutrimetics re-launched the Heritage range in a modernized look and feel. Tupperware Brands Philippines introduced enhanced packaging to their best-selling brand, White Result* Hand and Body Lotions.
Numerous new fragrances were also launched, such as Awakenings* Blue Eau de Toilette for Her, Bold Blue* Eau de Toilette for Him, and Endangered Wild* His and Hers Eau de Toilettes by Avroy Shlain. Tupperware Brazil introduced the Águas da Manhã Frutas*, Águas da Manhã Algodão*, and So Secret* fragrances. Fuller Mexico introduced a new Hello Kitty fragrance, created for women of all ages, Amare Sempre, endorsed by popular Mexican artist Andrea Legarreta, and Unlimited by Armand Dupree* for men. The Love Chic Pour Elle and Love Chic Pour Lui fragrances were launched by Nutrimetics France, and Nuvó debuted the Armand Dupree* Rose and Claudia Fernandez fragrances.
New additions to the Company's cosmetics ranges included Fuller Mexico’s Armand Dupree Perfect Stay Gel Effects nail enamels, the Nutrimetics nc Fibre Lash Enhancer* by Nutrimetics Australia/New Zealand, BeautiControl’s BC Color Dramatic Lash Mascara and Avroy Shlain’s Coppelia Colour* LED Lip glosses and Coppelia Colour* Bronzing Pearls.
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

Tupperware Brands' products are sold around the world under eight brands: Tupperware, Armand Dupree, Avroy Shlain, BeautiControl, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines its established market economy units as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand and the United States. All other units are classified as operating in emerging market economies. Businesses operating in emerging markets accounted for 66 percent of 2014 sales, while businesses operating in established markets accounted for the other 34 percent. For the past five fiscal years, 88 to 92 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
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
As of December 27, 2014, the Company's distribution system had approximately 2,000 distributors, 98,000 managers (including directors and team leaders) and 2.9 million dealers worldwide. During the year, the Company estimates that 25 million group presentation sales events, or parties, took place worldwide.
Tupperware typically relies on the group presentation method of sales, which is designed to enable the purchasers to appreciate, through demonstration, the features and benefits of the Company's products. Parties are held in homes, offices, social clubs and other locations. Products are also promoted through brochures mailed or given to people invited to attend parties and various other types of demonstrations. Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their friends, neighbors and relatives. Sales of products are supported through programs of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, the Company utilizes catalogs and television and magazine advertising, which help to increase its sales levels with hard-to-reach customers and generate leads for sales and new dealers. A significant portion of the Company's business is operated through distributors, many of whom stock inventory and fulfill orders of the sales force that are generally placed after orders have been received from end consumers. In other cases, the Company sells directly to the sales force, also generally after they have received a consumer order.
In 2014, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company for sale to consumers through the partner's distribution channel, with a link back to the core business. Internet and business-to-business transactions do not constitute a significant portion of sales of the Company.

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
VI. RESEARCH AND DEVELOPMENT
The Registrant incurred $19.3 million, $20.0 million and $18.9 million for fiscal years 2014, 2013 and 2012, respectively, on research and development activities for new products and production processes.
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
XI. EXECUTIVE OFFICERS OF THE REGISTRANT
Following is a list of the names and ages of all the Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 8, 2015).

Name and Age	Office and Experience
Lillian D. Garcia, age 59
Executive Vice President and Chief Human Resources Officer, after serving as Executive Vice President and Area Vice President, Argentina, Uruguay, Venezuela and Ecuador from January 2011 to December 2012, and as Executive Vice President and President, Fuller Argentina since January 2010. Prior thereto, she served as Executive Vice President and Chief Human Resources Officer since August 2005.

E.V. Goings, age 69	Chairman and Chief Executive Officer since October 1997.
Asha Gupta, age 43
Group President, Asia Pacific since January 1, 2014 after serving as Area Vice President, India, Philippines and Nutrimetics Australia since January 2012. Prior thereto she served as Managing Director, Tupperware India.

Josef Hajek, age 57	Senior Vice President, Tax and Governmental Affairs since February 2006.
Simon C. Hemus, age 65	President and Chief Operating Officer since January 2007.
Gavin D. Little, age 47
Group President, Tupperware Europe, Africa and Middle East since September 1, 2014, after serving as Senior Vice President and Senior Area Vice President, Central Europe and Strategy Tupperware Europe, Africa and Middle East since January 2014, and after serving as Senior Vice President, Global Marketing and Strategy since July 2013. Prior thereto he served as a consultant to Mattel, Inc. in 2013, as Managing Director of the British Government's UK Trade and Investment unit since 2012, and prior to that as a business consultant. Prior to 2010, Mr. Little served in various executive positions with British American Tobacco Co., Plc.

Michael S. Poteshman, age 51	Executive Vice President and Chief Financial Officer since August 2004.
Nicholas K. Poucher, age 53	Senior Vice President and Controller since November 2014, after serving as Vice President and Controller since August 2007.
Thomas M. Roehlk, age 64	Executive Vice President, Chief Legal Officer & Secretary since August 2005.
Patricia A. Stitzel, age 49	Group President, Americas since January 2014 after serving as Senior Area Vice President, Central Europe since 2012 and prior thereto in various leadership positions in Europe.

Positions and Offices Held and Principal Occupations
of Employment During Past Five Years

Name and Age	Office and Experience
Jose R. Timmerman, age 66	Executive Vice President, Supply Chain Worldwide since February 2010, after serving as Senior Vice President, Supply Chain since March 2009.
William J. Wright, age 52
Senior Vice President, Global Supply Chain since October, 2014 after serving as Senior Vice President, Global Product Development, Tupperware since March 2013, and as Senior Vice President, Global Product Marketing since October 2010, and Senior Vice President, Global Third Party Sourced Products & Product Development since June 2010. Prior thereto, he served as Vice President of Marketing and Business Development of Tupperware Europe, Africa and the Middle East since August 2006.

Item 1A.    Risk Factors.
The risks and uncertainties described below are not the only ones facing the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect results of operations and financial condition.
Sales Force Factors
The Company’s products are marketed and sold through the "direct-to-consumer" method of distribution, in which products are primarily marketed and sold to consumers, without the use of retail establishments, by a sales force made up of independent contractors. This distribution system depends upon the successful recruitment, activation and retention of a large force of sales personnel to grow and compensate for a high turnover rate. The recruitment and retention of sales force members is dependent upon the competitive environment among direct-to-consumer companies and upon the general labor market, unemployment levels, general economic conditions, and demographic and cultural changes in the workforce. The activation of the sales force is dependent, in part, upon the effectiveness of compensation and promotional programs of the Company, the competitiveness of the same compared with other direct-to-consumer companies, the introduction of new products and the ability to advance through the sales force structure.
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
International Operations
A significant portion of the Company’s sales and profit comes from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments, adverse new tax regulations and relations between the U.S. and foreign governments.

The Company derived 92 percent of its net sales from operations outside the United States in 2014. Because of this, movement in exchange rates may have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the euro, Indonesian rupiah and Mexican peso, as well as the Brazilian real, Chinese renminbi and Malaysian ringgit. Business units in which the Company generated at least $100 million of sales in 2014 included Brazil, China, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Brazil, Fuller Mexico and Indonesia exceeded $200 million. Although the Company's currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. This is a particular issue currently in Venezuela. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding the impacts of the Venezuelan government's currency restrictions on the Company's operations.
Legal and Regulatory Issues
The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct-to-consumer companies for various reasons, including the limitation on the ability of direct-to-consumer companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations on the products which can be produced locally or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's international operations. Governments may seek either to impose taxes on independent sales force members or to classify independent sales force members as employees of direct-to-consumer companies with whom they may be associated, triggering employment-related taxes on the part of the direct-to-consumer companies. The U.S. government may impose restrictions on the Company's ability to engage in business in a foreign country in connection with the foreign policy of the United States.
Product Safety
Certain of the materials used in the Company’s product lines may give rise to concerns of consumers based upon scientific theories which are espoused from time to time, including the risk of certain materials leaching out of plastic containers used for their intended purposes or the ingredients used in cosmetics, personal care or nutritional products causing harm to human health. This includes polycarbonate, which contains the chemical Bisphenol A, and polyethersulfone, which contains the chemical Bisphenol S. It is the Company’s policy to use products for each of its business units containing only those materials or ingredients that are approved by relevant regulatory authorities for contact with food or skin or for ingestion by consumers, as applicable.

General Business Factors
The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics, political instability and public scrutiny of the direct-to-consumer channel, may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or cost of the Company’s plastic products. The Company is also subject to frequent product copying, counterfeiting and other intellectual property infringement, which may be difficult to police and prevent, depending upon the ability to identify infringers and the availability and/or enforceability of intellectual property rights. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, may be relevant to performance as well.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and distribution facilities in Brazil, France, Greece, Indonesia, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases significant manufacturing and distribution facilities in Belgium, China, India and Venezuela. The Registrant owns and maintains the BeautiControl headquarters in Texas and leases its manufacturing and distribution facility in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Australia, Belgium, Mexico and Singapore. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.
In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 280 acres have been sold and about 226 acres remain to be sold in connection with this project, which is expected to continue for a number of years.
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
The Registrant has not sold any securities in 2012 through 2014 that were not registered under the Securities Act of 1933. As of February 19, 2015, the Registrant had 113,773 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 19 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 26, 2009 and that all dividends were reinvested. The Company's stock is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/26/2009	100.00	100.00	100.00
12/25/2010	104.70	124.90	132.14
12/31/2011	124.08	122.30	133.09
12/29/2012	142.34	141.89	160.87
12/28/2013	222.04	191.46	231.07
12/27/2014	154.61	213.27	258.45

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
The following information relates to the repurchase by the Registrant of its equity securities during each month of the fourth quarter of the Registrant's fiscal year covered by this report:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
9/28/14-11/1/14	142,100	$64.02	142,100	$754,050,039
11/2/14-11/29/14	530,850	65.16	530,850	719,457,454
11/30/14-12/27/14	95,641	65.97	95,641	713,147,844
	768,591	$65.05	768,591	$713,147,844
____________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2 billion to be spent.

Item 6.	Selected Financial Data.
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's audited consolidated financial statements which, for the data presented for fiscal years 2014 and 2013 and for some data presented for 2012, are included as Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)" and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this report. Effective with the first quarter of 2014, the management structure of the Company’s Nutrimetics France business was re-aligned for operational and strategic purposes. Consequently, Nutrimetics France is now being reported in the Asia Pacific segment, whereas it had previously been reported in the Europe segment. Comparable information from 2013, 2012, 2011 and 2010 has been reclassified to conform to the new presentation. For all years presented, Nutrimetics France generated less than 1 percent of total sales.

(In millions, except per share amounts)	2014	2013	2012	2011	2010
Operating results
Net sales:
Europe	$730.3	$771.5	$780.0	$835.9	$783.5
Asia Pacific	849.9	848.1	792.1	727.0	596.5
Tupperware North America	349.9	358.0	344.8	352.0	331.5
Beauty North America	290.9	320.1	348.3	395.5	406.0
South America	385.1	373.9	318.6	274.6	182.9
Total net sales	$2,606.1	$2,671.6	$2,583.8	$2,585.0	$2,300.4
Segment profit:
Europe	$118.2	$130.6	$132.0	$148.4	$147.0
Asia Pacific	191.0	187.5	172.3	146.9	111.9
Tupperware North America	68.3	65.9	63.7	58.4	52.8
Beauty North America	1.3	16.1	30.2	37.9	58.9
South America	27.1	68.9	61.0	48.6	24.4
Unallocated expenses	(55.9)	(62.4)	(62.6)	(58.9)	(56.8)
Gain on disposal of assets including insurance recoveries, net (a),(b)	2.7	0.7	7.9	3.8	0.2
Re-engineering and impairment charges	(11.0)	(9.3)	(22.4)	(7.9)	(7.6)
Impairment of goodwill and intangible assets (c)	—	—	(76.9)	(36.1)	(4.3)
Interest expense, net (d)	(43.5)	(37.6)	(32.4)	(45.8)	(26.8)
Income before income taxes	298.2	360.4	272.8	295.3	299.7
Provision for income taxes	83.8	86.2	79.8	77.0	74.1
Net income	$214.4	$274.2	$193.0	$218.3	$225.6
Basic earnings per common share (e)	$4.28	$5.28	$3.49	$3.63	$3.60
Diluted earnings per common share (e)	$4.20	$5.17	$3.42	$3.55	$3.53

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Profitability ratios
Segment profit as a percent of sales:
Europe	16%	17%	17%	18%	19%
Asia Pacific	22	22	22	20	19
Tupperware North America	20	18	19	17	16
Beauty North America	—	5	9	10	15
South America	7	18	19	18	13
Return on average equity (f)	77.7	76.1	37.4	30.0	31.7
Return on average invested capital (g)	21.2	26.0	18.7	20.5	21.4
Financial Condition
Cash and cash equivalents	$77.0	$127.3	$119.8	$138.2	$248.7
Net working capital	6.2	41.5	72.0	96.0	348.8
Property, plant and equipment, net	290.3	300.9	298.8	273.1	258.0
Total assets	1,783.1	1,843.9	1,821.8	1,822.6	1,991.7
Short-term borrowings and current portion of long-term obligations	221.4	235.4	203.4	195.7	1.9
Long-term obligations	615.2	619.9	414.4	415.2	426.8
Shareholders’ equity	185.8	252.9	479.1	500.8	789.8
Current ratio	1.01	1.06	1.10	1.14	1.70
Other Data
Net cash provided by operating activities	$282.1	$323.5	$298.7	$274.7	$299.5
Net cash used in investing activities	(62.3)	(60.1)	(64.8)	(68.9)	(46.1)
Net cash used in financing activities	(209.0)	(237.6)	(252.5)	(300.9)	(103.9)
Capital expenditures	69.4	69.0	75.6	73.9	56.1
Depreciation and amortization	63.7	54.8	49.6	49.8	49.7
Common Stock Data
Dividends declared per share	$2.72	$2.48	$1.44	$1.20	$1.05
Dividend payout ratio (h)	63.6%	47.0%	41.3%	33.1%	29.2%
Average common shares outstanding (thousands):
Basic	50,131	51,892	55,271	60,046	62,550
Diluted	51,011	53,079	56,413	61,432	63,845
Period-end book value per share (i)	$3.64	$4.76	$8.49	$8.15	$12.37
Period-end price/earnings ratio (j)	15.2	18.4	18.3	15.8	13.7
Period-end market/book ratio (k)	17.5	19.9	7.4	6.9	3.9

(a)
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2014 and 2011, under this program, pretax gains of $1.3 million and $0.7 million, respectively, were included in gains on disposal of assets including insurance recoveries, net. There were no land sales under this program in any of the other years presented, although in 2013, $0.9 million was included in this caption related to proceeds received from land sold under this program in 2006.

(b)	Included in gain on disposal of assets including insurance recoveries, net are:

•	Pretax gains of $0.2 million in 2012 and $3.0 million in 2011, as a result of respective insurance recoveries from flood damage in Venezuela in 2012 and Australia in 2011;

•
Pretax gains from the sale of property in Australia of $1.1 million in 2014 and $0.2 million in 2013 and 2010, a pretax gain of $7.5 million in 2012 from the sale of a facility in Belgium and a pretax gain of $0.2 million of equipment sales in 2012.

(c)
Valuations completed on the Company’s intangible assets resulted in the conclusion that certain tradenames and goodwill values were impaired. This resulted in non-cash charges of $76.9 million and $36.1 million in 2012 and 2011, respectively. In 2010, the Company recorded a $4.3 million impairment related to certain intangibles and goodwill, associated with a decision by the Company to cease operating its Swissgarde business as an independent entity. See Note 6 to the Consolidated Financial Statements.

(d)
In 2011, the Company entered into certain credit agreements, which resulted in a non-cash write-off of deferred debt costs to interest expense of $0.9 million. In connection with the termination of the previous credit facilities, the Company also impaired certain floating-to-fixed interest rate swaps resulting in interest expense of $18.9 million.

(e)
In 2008, the Company adopted authoritative guidance addressing share-based payment transactions and participating securities, which requires that unvested share-based payment awards with a nonforfeitable right to receive dividends (participating securities) be included in the two-class method of computing earnings per share. The Company had 0.2 million of unvested share-based payment awards outstanding in 2010, which were classified as participating securities under this guidance. The Company has had no unvested share-based payment awards classified as participating securities since 2010.

(f)	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

(g)
Return on average invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 37%, by average shareholders’ equity plus debt, for the last five quarters.

(h)	The dividend payout ratio is dividends declared per share divided by basic earnings per share.

(i)	Period-end book value per share is calculated as year-end shareholders’ equity divided by full-year diluted shares.

(j)	Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

(k)	Period-end market/book ratio is calculated as the period-end market price of the Company’s common stock divided by period-end book value per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2014 compared with 2013 and 2013 compared with 2012, and changes in financial condition during 2014. The Company’s fiscal year ends on the last Saturday of December. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.
The Company's primary means of distributing its products is through independent sales organizations and individuals, which in many cases are also its customers. The vast majority of the Company's products are, in turn, sold to end customers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company's primary business drivers are the size, activity, diversity and productivity of its independent sales organizations.
As the impacts of foreign currency translation are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers' ability to understand those results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been the exchange rates in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis or "excluding the impact of foreign currency." These results should be considered in addition to, not as a substitute for, results reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results on a local currency basis may not be comparable to similarly titled measures used by other companies.
Effective with the first quarter of 2014, the management structure of the Company’s Nutrimetics France business was re-aligned for operational and strategic purposes. Consequently, Nutrimetics France is now being reported in the Asia Pacific segment, whereas it had previously been reported in the Europe segment. Comparable information from 2013 and 2012 has been reclassified to conform to the new presentation. In all years presented, Nutrimetics France generated less than 1 percent of total sales.
Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.
Overview
(Dollars in millions, except per share amounts)
Total Company Results 2014 vs. 2013

	52 weeks ended	52 weeks ended	Change		Change excluding the translation impact of foreign exchange	Translation foreign exchange impact
	December 27, 2014	December 28, 2013
Net sales	$2,606.1	$2,671.6	(2)%		5%	$(188.8)
Gross margin as a percent of sales	66.1%	66.7%	(0.6	)pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.7	51.3	0.4		na	na
Operating income	$367.7	$403.5	(9)%		2%	$(44.1)
Net income	214.4	274.2	(22)		(11)	(33.5)
Net income per diluted share	4.20	5.17	(19)		(7)	(0.64)

Total Company Results 2013 vs. 2012

	52 weeks ended	52 weeks ended	Change		Change excluding the translation impact of foreign exchange	Translation foreign exchange impact
	December 28, 2013	December 29, 2012
Net sales	$2,671.6	$2,583.8	3%		6%	$(67.9)
Gross margin as percent of sales	66.7%	66.9%	(0.2	)pp	na	na
Delivery, sales & administrative expense as a percent of sales	51.3	51.5	(0.2)		na	na
Operating income	$403.5	$306.5	32%		39%	$(15.6)
Net income	274.2	193.0	42		51	(11.8)
Net income per diluted share	5.17	3.42	51		61	(0.21)
____________________
na    not applicable
pp    percentage points

Net Sales
Reported sales decreased 2 percent in 2014 compared with 2013. Excluding the impact of changes in foreign currency exchange rates, sales increased 5 percent, reflecting strong growth in the Company’s emerging market economy businesses, while its sales in established market economy businesses decreased compared with 2013. The Company defines established markets as those in Western Europe including Scandinavia, Australia, Canada, Japan, New Zealand, and the United States. All other markets are classified as emerging markets. The Company’s emerging markets accounted for 66 and 65 percent of reported sales in 2014 and 2013, respectively. Reported 2014 sales in the emerging markets were down 1 percent compared with 2013, including a negative $173.1 million translation impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these units had strong growth of 10 percent. The average impact of higher prices in these markets was 9 percent. The strong results in the emerging markets were led by Argentina, Brazil, China, Indonesia, Turkey and Venezuela. This primarily reflected larger and more productive sales forces, significant growth in the number of outlets and outlet productivity in China and significant inflation related price increases, as well as a product mix benefit in Argentina. Venezuela contributed to the local currency sales increase, primarily reflecting inflation related price increases, despite government restrictions reducing the prices that would otherwise have been charged, as well as higher volume of products sold through a more productive sales force. Among the emerging markets, those with notable declines in local currency sales were Fuller Mexico, due to a smaller sales force resulting from lower recruiting of sales force members, mainly from high field manager turnover; India, reflecting a smaller and less active sales force; as well as in Russia due to the external political and economic situation and continuing challenges in recruiting and activation of sales force members. The Company’s established market businesses' sales were down 5 percent in U.S. dollars, including a negative $15.8 million translation impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales by these units decreased 4 percent. The average price increase in the established markets was 2 percent. Among these units, there was a larger local currency decrease in Germany, due to a less active sales force, along with the loss of sales in light of the decision to cease operating the Armand Dupree business in the United States in the second quarter of 2014.

Reported sales increased 3 percent in 2013 compared with 2012. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent, reflecting strong growth in the Company’s emerging market economy businesses, while its sales in established market economy businesses decreased compared with 2012. Excluding the significant inflationary price increases in South America, the average price increase was 3 percent. The remainder of the increase was primarily due to the net change in volume of products sold. The Company’s emerging markets accounted for 65 and 61 percent of reported sales in 2013 and 2012, respectively. The 2013 reported sales in the emerging markets were up 9 percent compared with the prior year, including a negative $60.1 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these units had strong growth of 13 percent. The strong results in the emerging markets were led by Argentina, Brazil, China, India, Indonesia, Malaysia/Singapore, Tupperware Mexico, Turkey and Venezuela. This primarily reflected larger and more productive sales forces, including strong growth in the number of outlets and outlet productivity in China, as well as significant inflation related price increases in Argentina and Venezuela. Among the emerging markets, those with notable declines in local currency sales were Fuller Mexico, due to a smaller sales force resulting from lower recruiting of sales force members, primarily due to a low field manager count, and Russia as the unit worked through structural changes in the business model of its distributorships implemented in 2012, along with the impact on the sales force of changes in certain tax laws. The Company’s established market businesses' sales were down 5 percent in U.S. dollars, including a negative $7.9 million impact on the comparison from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales in these units decreased 4 percent. Among these units, there were larger local currency decreases in BeautiControl, reflecting a smaller and less active sales force from ineffective recruiting, and Germany, due to a less active and productive sales force.
Specific segment impacts are further discussed in the Segment Results section.
Gross Margin
Gross margin as a percentage of sales was 66.1 percent in 2014 and 66.7 percent in 2013. The decrease of 0.6 percentage points ("pp") primarily reflected the net year-over-year impact of inventory in Venezuela being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate sales (0.6 pp). Also contributing to the decrease in gross margin were higher resin costs (0.5 pp), the mix impact from relatively higher sales in certain units with lower than average gross margins, primarily in South America (0.2 pp), and higher obsolescence, particularly in Beauty North America due to the decision to cease operating the Armand Dupree business in the United States (0.2 pp). These decreases were partially offset by the impact of product mix in light of changes in manufacturing costs and related price increases that had a positive impact on the gross margin comparison (0.7 pp) and the translation impact of changes in foreign currency exchange rates, mainly in South America (0.2 pp).
Gross margin as a percentage of sales was 66.7 percent in 2013 and 66.9 percent in 2012. The decrease of 0.2 percentage points was primarily due to higher resin costs (0.3 pp), higher manufacturing costs (0.2 pp), mainly in Asia and South America, and the impact on cost of goods sold from currency devaluation in Venezuela (0.1 pp). These were partially offset by favorable product mix and pricing over certain product categories, particularly in South America (0.5pp).
Operating Expenses
Delivery, sales and administrative expense ("DS&A") as a percentage of sales was 51.7 percent in 2014, compared with 51.3 percent in 2013. The higher DS&A percentage in 2014 was primarily due to mix in light of weaker foreign currency exchange rates in units that have relatively low DS&A expenses as a percentage of sales, particularly in Venezuela, as well as the impact of overall dollar costs as a ratio of sales that are higher in light of weaker foreign exchange rates (0.8 pp), higher warehousing costs in Brazil (0.4 pp), amortization of the Company's definite-lived tradename intangible asset that began in September 2013 (0.3 pp) and higher freight costs in Asia and Tupperware North America (0.2 pp). These were partially offset by lower unallocated corporate expenses, mainly for lower accruals under the Company's incentive plans (0.3 pp), lower promotional spending in Asia and Tupperware North America (0.3 pp), lower marketing costs in Asia (0.3 pp), lower selling costs in Beauty North America (0.2 pp) and lower commission expense due to the mix of sales performances in units that pay commissions versus those that do not (0.2 pp).

DS&A as a percentage of sales was 51.3 percent in 2013, compared with 51.5 percent in 2012. The lower DS&A percentage in 2013 was mainly due to the leverage on the fixed cost components included in selling expenses (0.2 pp), lower marketing costs (0.3 pp), lower commissions due to the mix of sales performances in units that pay commissions versus those that do not (0.1 pp), and other operating expenses (0.3 pp). These were partially offset by higher promotion costs (0.3 pp), mainly in Asia to execute growth strategies in those units, warehousing costs in South America (0.2 pp), amortization of the Company's definite-lived intangible assets (0.1 pp) and the impact of changes in foreign exchange rates (0.1 pp).
The Company segregates corporate operating expenses into allocated and unallocated components based upon the time spent managing segment operations. The allocated costs are then apportioned to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in 2014 decreased $6.5 million compared with 2013, reflecting lower incentive and equity compensation costs and the impact from variations in foreign exchange rates.
Total unallocated expenses in 2013 were even with 2012, as lower incentive and equity compensation costs were offset by higher global marketing expenses.
As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these elements in cost of products sold.
Re-engineering Costs
As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible structure, it periodically implements actions designed to reduce costs and improve operating efficiency. These actions often result in re-engineering costs related to facility downsizing and closure, as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains or losses upon disposal of closed facilities or other activities directly related to its re-engineering efforts. Included in 2014 net income were pretax charges of $11.0 million for re-engineering and impairment charges, compared with $9.3 million and $22.4 million in 2013 and 2012, respectively.
Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions:

(In millions)	2014	2013	2012
Re-engineering and impairment charges	$11.0	$9.3	$22.4
Cost of products sold	2.3	—	0.2
Total pretax re-engineering costs	$13.3	$9.3	$22.6
The Company recorded re-engineering and impairment charges of $7.4 million, $7.3 million and $5.3 million in 2014, 2013 and 2012, respectively, related to severance costs incurred to reduce headcount in several of its operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States, the Nutrimetics business in Thailand and a manufacturing plant in India, as well as a write-off of $1.1 million in capitalized software in connection with a new information systems project. Re-engineering charges were also related to changes in the Company's European operations in 2013 and exiting the Nutrimetics businesses in Greece and the United Kingdom in 2012. In 2012, re-engineering and impairment charges included $0.9 million in non-severance exit costs, primarily related to the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom. Also in connection with the liquidation of the Nutrimetics business in the United Kingdom, the Company incurred a $16.2 million non-cash charge that related to the reclassification of currency translation adjustments from accumulated other comprehensive loss into operating income.
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
In the third quarters of 2014 and 2013, the Company completed the annual impairment assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the 2014 goodwill balances of $103.7 million and $23.8 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity.
In 2014, the Company performed a Step 1 impairment test ("Step 1") for the goodwill associated with the Fuller Mexico reporting unit as prescribed under ASC 350, Intangibles - Goodwill and Other. At the time the Step 1 test was performed, in light of year-to-date results of Fuller Mexico being below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was smaller in 2014 than in previous assessments. This decrease was primarily due to lower than expected recruiting and retention of sales force members in light of the competitive and external environment in Mexico, as well as high field manager turnover. Field managers are those directly responsible for recruiting, motivating and training sales force members. This was partially offset by a lower entity carrying value from amortization of the definite-lived Fuller tradename asset that began in the third quarter of 2013. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value resulting from the annual assessment, a smaller sales force size, operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico.
Also in 2014, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of the most recent Step 1 analysis of this reporting unit. Based on the Company's evaluation of the assumptions and sensitivities associated with the Step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of June 2012.
Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future Step 1 impairment test, nor is there significant foreseeable risk of the fair value of the indefinite-lived intangible assets falling below their respective carrying values. However, given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite-lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.

During the second quarter of 2012, the Company completed its annual impairment test of the goodwill associated with BeautiControl. As a result, the Company recorded an impairment charge of $38.9 million associated with its U.S. and Canadian operation, as the expected growth rates of sales, profit and cash flow at that time were below the Company's previous projections. In 2011, the Company estimated the fair value of this reporting unit at an amount that exceeded its carrying value by almost 45 percent. However, the estimated fair value was dependent, over the next 3 years, upon the reporting unit's ability to overcome a negative sales trend that began in 2008, and to begin increasing its sales force in a profitable manner. In 2007, this reporting unit had $160.0 million in sales. Since that time, as a result of the economic downturn in the United States, as well as increased competition in the retail sector for beauty and personal care products, and the results of strategies implemented and action taken in running the business, annual sales for the reporting unit decreased by approximately 11 percent per year, on average, until 2011 when annual sales were $98.2 million. This led to an operating loss of $2.1 million for the reporting unit in 2011, which was also the first annual period in which the reporting unit was unable to generate profit and positive cash flow. Also in 2011, significant investments were made in the reporting unit to build the sales force that were expected to begin reversing the negative sales trend in 2012. These investments did not lead to the increase in sales and profit that were anticipated, as the sales force size (-1 percent), its activity (-4 percent) and productivity (-8 percent) continued to decrease through the first half of 2012, when the reporting unit had year-to-date sales of $45.1 million, a 12 percent decrease compared with the 2011 year-to-date period, and a loss of $1.2 million. As part of the 2011 annual impairment test, in light of the strategic investments made in 2011, the Company projected 2012 sales would grow by 1 percent to $105 million, over projected 2011 sales of $104 million. In addition, the Company's 2011 annual impairment test assumed a 2012 operating profit of $1 million. As a result of the inability to capitalize on the investments and the resulting decrease in sales in the second quarter of 2012, the growth projections for this business going forward were lowered for the foreseeable future. The performance of the business, as well as other macroeconomic factors, added a risk component to the Step 1 valuation performed in 2012 that did not exist in 2011. As a result, the discount rate used was 2.4 percentage points higher than in the 2011 annual valuation. The combination of these factors contributed equally to an estimated fair value that was below the carrying value. The Company then performed the second step in the goodwill impairment test, which resulted in an implied fair value of zero for the goodwill of the reporting unit.
Also in the second quarter of 2012, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the financial performance of the Nutrimetics Asia Pacific, Nutrimetics Europe and NaturCare reporting units had fallen below their previous trend lines and it concluded that they would fall significantly short of previous expectations. Although an impairment of the goodwill of the Nutrimetics reporting unit in Asia Pacific was recorded in the third quarter of 2011, due to an expectation of even sales and slow growth in profit over the subsequent 4 to 5 year period, the results of operations during the second quarter of 2012 represented a 25 percent decline in sales, which resulted in a year-to-date loss compared to a profit in the year-over-year comparison. This was deemed a triggering event. As the size and activity levels of the sales force were worse than previously expected, management concluded it would take 3 years in order to reverse the 2 year trend of decreasing sales, profit and cash flows. Similarly, the previously estimated 2011 fair value of the Nutrimetics reporting unit in Europe included an assumption of an ability to grow the business in France annually by an average of 10 percent over the next 4 years. With conditions worsening in Greece, and the determination that there was a lack of necessary infrastructure in the United Kingdom, the decision was made in the second quarter of 2012 to exit these business units. This was deemed a triggering event to evaluate Nutrimetics Europe for impairment. As part of the evaluation of Nutrimetics Europe, it was concluded that the previous growth expectations for the Nutrimetics business in France were not expected to be realized for at least 6 years and results were expected to decline for the next 3 years. As a result of the conditions in Greece, the United Kingdom and France, the projections for the Nutrimetics Europe reporting unit were lowered. The discount rates used in 2012 for the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units were 14.0 percent and 13.7 percent, respectively, versus 13.8 percent and 13.3 percent used in 2011, respectively, with the increase based on macroeconomic factors. As a result of these impairment assessments, the Company wrote off the remaining $7.2 million and $7.7 million carrying value of the goodwill of Nutrimetics Asia Pacific and Nutrimetics Europe reporting units.

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
Gains on Disposal of Assets
The Company continues with its program to sell land for development near its Orlando, Florida headquarters, which began in 2002, recognizing a gain of $1.3 million on the sale of land under this program in 2014. In addition, during the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land under this program to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture is accounted for using the equity method and was included in long-term other assets at the carrying value of the contributed land on the December 27, 2014 balance sheet. The Company does not expect to have any significant cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development. There were no land sales under this program in 2013 or 2012. Included in this caption in 2013 was $0.9 million related to the collection of proceeds on land sold in 2006. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $71.8 million with an additional $55 to $80 million expected as the program is completed. The carrying value of the remaining land included in the Company's land sales program was $19.7 million as of December 27, 2014. This amount was included in property, plant and equipment held for use within the Consolidated Balance Sheet as it is not considered probable that any significant land sales will be completed within one year. The Company has concluded that the fair value of the land under this program significantly exceeded the carrying value as of the end of 2014 and will continue to do so into the foreseeable future.
Also in 2014, the Company recognized gains of $1.1 million from the sale of land in Australia.
In 2012, the Company recognized a $7.5 million gain from the sale of its old manufacturing facility in Belgium.
Net Interest Expense
Net interest expense was $43.5 million in 2014, compared with $37.6 million in 2013. Interest expense increased in the year-over-year comparison primarily as a result of a higher level of debt in 2014, reflecting increased borrowings over the course of 2013 to achieve the Company's leverage target announced at the beginning of that year, as well as a higher amount of forward points related to the Company's cash flow hedging activities in 2014. Also contributing to the increase in 2014 interest was the issuance of senior notes at the end of the first quarter of 2013 at a higher fixed interest rate than the floating rate revolving credit borrowings that were replaced.
Net interest expense was $37.6 million in 2013, compared with $32.4 million in 2012. Interest expense increased in the year-over-year comparisons primarily due to higher borrowings with a higher interest rate, in connection with the issuance of $200 million of Notes near the end of the first quarter of 2013, as well as higher average borrowings under the Company's revolving credit agreement to achieve the Company's leverage target.

Tax Rate
The effective tax rates for 2014, 2013 and 2012 were 28.1, 23.9 and 29.3 percent, respectively. The higher 2014 rate was primarily due to the devaluation of the Venezuelan bolivar, for which there was limited tax benefit. The comparatively higher 2012 tax rate was due to the impact of nondeductible goodwill impairment charges. In addition, during the fourth quarter of 2013, a change in Mexican tax law resulted in additional foreign tax costs that were offset by tax credit benefits that netted to a benefit of $6.8 million. The effective tax rates for 2014, 2013 and 2012 are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates.
Tax rates are affected by many factors, including the global mix of earnings, changes in tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. At December 27, 2014 and December 28, 2013, the Company had valuation allowances against certain deferred tax assets totaling $40.2 million and $34.8 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements for additional discussions of the Company's methodology for evaluating deferred tax assets.
As of December 27, 2014 and December 28, 2013, the Company's gross unrecognized tax benefit was $22.5 million and $27.4 million, respectively. During the year ended December 27, 2014, the accrual for uncertain tax positions decreased by $1.9 million primarily as a result of the Company agreeing to a transfer pricing settlement in various foreign jurisdictions and entering into an Advanced Pricing Agreement, as well as a $3.7 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of foreign exchange rate translation.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.4 million. For the remaining balance as of December 27, 2014, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Net Income
For 2014, operating income decreased 9 percent compared with 2013, which included a 11 percent negative translation impact on the comparison from changes in foreign currency exchange rates. Net income decreased 22 percent on a reported basis. Excluding the translation impact of foreign exchange rates, net income was 11 percent lower than 2013. The decrease in local currency net income came primarily in South America, reflecting the worsening in the exchange rate of the Venezuelan bolivar during 2014 and the pretax impact of $29.2 million related to net monetary assets on the balance sheet of Venezuela during the first half of 2014 when the bolivar devalued. There was also a negative $17 million pretax impact of Venezuelan inventory being included in cost of goods sold at its stronger, historical exchange rather than the rate used to translate sales at the time the inventory was later sold. Excluding these amounts and the other translation impacts of changes in foreign exchange rates, net income increased 8 percent in 2014. This increase was due to the contribution margin on higher sales in Asia and a more efficient value chain in Tupperware North America, higher gains on the sale of land near the Orlando headquarters and in Australia, as well as the benefit of lower pension settlement costs in 2014. In addition, the Company recorded $4.6 million in foreign exchange gains in connection with purchasing U.S. dollars with Venezuelan bolivars at rates more favorable than the rates used to translate those bolivars. These increases were partially offset by decreases in segment profit from lower sales in Beauty North America and Europe, higher supply chain costs in Brazil, higher interest expense from higher debt and increased levels of cash flow hedges, as well as higher Fuller tradename amortization cost in connection with the change in its classification from being indefinite-lived to definite-lived near the end of the third quarter of 2013.
For 2013, operating income increased 32 percent compared with 2012, which included a 7 percent negative translation impact on the comparison from changes in foreign currency exchange rates. Net income increased 42 percent on a reported basis. Excluding the impact of foreign exchange rates, net income was 51 percent higher than 2012. The substantial increase in net income primarily reflected the benefit of not having the non-cash charges in 2012 related to the $76.9 million pretax goodwill and intangible asset impairments and the $16.2 million reclassification of currency translation adjustments from accumulated other comprehensive income into operating income as a result of the liquidation of the Nutrimetics business in the United Kingdom, as well as the contribution margin on higher sales in the core businesses in Asia Pacific and South America. These increases were offset by the impact of lower sales in Beauty North America, higher interest expense related to the senior notes issued in the first quarter of 2013 that carry a higher fixed rate than the variable rate debt they replaced under the revolving credit agreement, as well as the $4 million impact on the net monetary position and inventory balance sheet amounts recorded in 2013 at the time of the devaluation of the Venezuelan bolivar, along with higher 2013 income tax expense, putting aside the impact of the non-deductibility of the 2012 non-cash charges. In 2012, the Company also recorded a larger gain on disposal of assets.
International operations accounted for 92, 91 and 90 percent of the Company's sales in 2014, 2013 and 2012, respectively. They accounted for 100 percent of the Company's segment profit in 2014 and 2013 and 98 percent in 2012.

Segment Results 2014 vs. 2013

(Dollars in millions)	2014	2013	Change			Change excluding the translation impact of foreign exchange			Translation foreign exchange impact	Percent of total
			Dollar	Percent						2014	2013
Net Sales
Europe	$730.3	$771.5	$(41.2)	(5)%		(1)%			$(32.9)	28%	29%
Asia Pacific	849.9	848.1	1.8	—		6			(48.3)	32	31
Tupperware North America	349.9	358.0	(8.1)	(2)		—			(8.2)	14	14
Beauty North America	290.9	320.1	(29.2)	(9)		(6)			(9.5)	11	12
South America	385.1	373.9	11.2	3		36			(89.9)	15	14
Total net sales	$2,606.1	$2,671.6	$(65.5)	(2)%		5%			$(188.8)	100%	100%
Segment profit
Europe	$118.2	$130.6	$(12.4)	(10)%		(5)%			$(6.3)	29%	28%
Asia Pacific	191.0	187.5	3.5	2		9			(12.7)	47	40
Tupperware North America	68.3	65.9	2.4	4		7			(2.0)	17	14
Beauty North America	1.3	16.1	(14.8)	(92)		(91)			(1.2)	—	3
South America	27.1	68.9	(41.8)	(61)		(46)			(18.9)	7	15
Segment profit as a percent of sales
Europe	16.2%	16.9%	na	(0.7	)pp	(0.6	)pp	(0.1	)pp	na	na
Asia Pacific	22.5	22.1	na	0.4		0.6			(0.2)	na	na
Tupperware North America	19.5	18.4	na	1.1		1.2			(0.1)	na	na
Beauty North America	0.4	5.0	na	(4.6)		(4.4)			(0.2)	na	na
South America	7.0	18.4	na	(11.4)		(10.6)			(0.8)	na	na
____________________
pp    Percentage points
na    Not applicable

Europe
Reported sales decreased 5 percent in 2014 compared with 2013. Excluding the translation impact of foreign currency exchange rates, sales were slightly less than in 2013, primarily reflecting reduced volume of products sold. This was partially offset by an average increase in pricing of 3 percent compared with 2013.
Local currency sales in the Company’s established markets, which the Company defines as Western Europe, including Scandinavia, decreased by 3 percent, reflecting a decrease in sales volume in Germany due to a lower number of active sellers.
Emerging markets accounted for $246.6 and $268.6 million of reported net sales in this segment in 2014 and 2013, respectively, which represented 34 percent of sales in each period. On a local currency basis, the emerging market units' sales increased by 4 percent, reflecting significant growth in Turkey from a larger sales force due to solid recruiting, as well as increased productivity, resulting from attractive hostess gifts and sales force promotions, despite significant price increases in light of consumer inflation and the impact on costs of a weaker currency. This growth was partially offset by a decrease in Russia due to the external political and economic situation and continuing challenges in recruiting and activation of sales force members.

For 2014, compared with 2013, segment profit decreased $12.4 million, or 10 percent. Segment profit as a percentage of sales was 16.2 percent in 2014 compared with 16.9 percent in 2013. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 5 percent compared with 2013. On a local currency basis, the decrease in segment profit was primarily due to the contribution margin from lower sales and increased promotional spending in Germany, as well as the impact of a weaker Turkish lira on product and services procured in euro. These decreases were partially offset by more efficient supply chain management.
The negative translation impact of foreign currency rates on the year-over-year comparison of sales and profit versus the U.S. dollar was primarily attributable to the weaker euro, Russian ruble, South African rand and Turkish lira.
Asia Pacific
Reported sales in Asia Pacific in 2014 were even compared with 2013. Excluding the translation impact of foreign currency exchange rates, the segment's sales increased 6 percent, reflecting strong growth in the emerging market businesses, primarily due to higher volume in Indonesia and China, as well as increased prices. The average price increase for the segment was 6 percent, though there was a slight increase in volume for the overall segment.
Emerging markets include Bangladesh, China, India, Indonesia, Korea, Malaysia/Singapore, the Philippines and Vietnam, and accounted for $691.1 million and $675.2 million, or 81 and 80 percent, of the sales in this segment in 2014 and 2013, respectively. Total emerging market sales increased $15.9 million, or 2 percent, in 2014 compared with 2013. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $37.7 million. Excluding the impact of foreign currencies, these markets' sales increased by 8 percent in 2014. The most significant contribution to the overall increase was in Indonesia, the Company's largest business unit, as a result of a larger sales force from strong recruiting, and sales force incentives programs along with attractive new product offerings. The other significant increase in sales was in China, where the Company operates 4,700 retail outlets through independent distributors. The increase primarily related to higher volume of products sold from a positive response to new distributor and outlet incentive programs and promotional offerings, including a continued focus on water-related products some of which have higher price points, in conjunction with the continued growth in the total number of outlets. These were partially offset by a decrease in India, due to a smaller and less active sales force, reflecting high turnover in unit managers that are responsible for recruiting, training and motivating the sales force.
Reported sales in the established markets decreased 8 percent. Excluding the impact of foreign currencies, these markets' sales decreased 2 percent, primarily from a lower volume of products sold.
Total segment profit increased $3.5 million, or 2 percent, in 2014. Segment profit as a percentage of sales at 22.5 percent was higher than in 2013 by 0.4 percentage points. The segment profit comparison was negatively impacted by changes in foreign currency, and excluding this impact, segment profit increased 9 percent compared with 2013. The increase was mainly related to the contribution margin from the higher sales in Indonesia and China and the leverage this had on the fixed components of DS&A spending, as well as the benefit of not incurring pension settlement costs in 2014. This was partially offset by decreased profit in India from the contribution margin on lower sales.
The Australian dollar, Indonesian rupiah and Japanese yen were the most significant currencies that led to the negative translation impact from foreign currencies on the year-over-year sales comparison. The Indonesian rupiah was the main currency that had a negative translation impact on the profit comparison.

Tupperware North America
Reported sales decreased 2 percent in 2014 compared with 2013. Excluding the translation impact of foreign currency exchange rates, sales were even with the prior year. Despite challenges from the macroeconomic and personal safety conditions impacting sales force members and consumers in Mexico, local currency sales increased slightly, due to a slightly larger sales force, reflecting solid promotional programs aimed at retention, partially offset by lower business-to-business sales. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs. Consequently, activity in one period is not necessarily indicative of future trends. Sales in United States and Canada decreased slightly in 2014 due to a less active and less productive sale force during the first half of the year due to higher than normal party cancellations from poor weather and to a more normalized promotional approach in 2014 compared with 2013, partially offset by increasing sales in the second half of the year from a higher number of active sellers. The average price increase for the segment was 3 percent.
Segment profit increased $2.4 million, or 4 percent, in 2014 compared with 2013. Segment profit as a percentage of sales at 19.5 percent was 1.1 percentage points higher in 2014 than in 2013. The higher profit was from the contribution margin on the higher sales in Mexico, as well as higher profit in United States and Canada, despite lower sales, reflecting a more normal promotional spending approach in 2014 after being overly aggressive in 2013.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America
Reported sales for this segment were down 9 percent in 2014. Excluding the impact of foreign currency exchange rates, sales decreased 6 percent reflecting the decision in April 2014, to cease operating the Armand Dupree business in the United States and a smaller sales force in Fuller Mexico due to lower than expected recruiting and retention of sales force members in light of the competitive environment and macroeconomic conditions in that market, as well as high field manager turnover. Field managers are those directly responsible for recruiting, motivating and training sales force members. BeautiControl also had lower sales due to a smaller and less productive sales force. On average, prices increased in this segment by 4 percent.
Segment profit decreased $14.8 million, or 92 percent, in 2014 compared with 2013. Segment profit as a percentage of sales, at 0.4 percent, was 4.6 percentage points lower than 2013. Foreign currency exchange rates negatively impacted the comparison by $1.2 million. The decrease in profit primarily reflected $5.2 million more of amortization of the Fuller tradename in connection with a September 2013 change in classification from indefinite-lived to definite-lived, and the lost contribution margin from lower sales at both BeautiControl and Fuller Mexico. The closure of Armand Dupree did not significantly impact the profit comparison.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
South America
Reported sales for this segment increased 3 percent in 2014 compared with 2013. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 36 percent. Of the 36 percent increase in sales in local currency, approximately 20 percentage points reflected the impact of higher prices, mainly in Venezuela and Argentina. The remaining increase was the result of higher volume of products sold.
The most significant increase was in Brazil, the largest unit in South America, reflecting both higher volume and prices. The volume improvement reflected a significant sales force size advantage and the launch of new attractive products that energized the sales force and created demand from end consumers, overcoming service issues experienced as a result of challenges in the supply chain. Venezuela generated about a third of the segment's local currency sales increase with about two-thirds of its increase coming from higher pricing, reflecting inflation. This was primarily in the first and second quarters when sales and profit were translated at exchange rates of 6.3 and 10.8 bolivars to the U.S. dollar, respectively, as opposed to the 50.0 bolivar to U.S. dollar rate used in the second half. Additionally, beginning in mid-June, prices were lowered following a government price audit. Argentina's sales increased significantly, primarily from higher prices in light of significant inflation, as well as a mix benefit as the unit continues to focus on selling a greater share of housewares products that have higher price points than beauty and personal care products.

Segment profit decreased $41.8 million, or 61 percent, in 2014 compared with 2013. Segment profit as a percentage of sales, at 7.0 percent, was 11.4 percentage points lower than in 2013. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 46 percent. This decrease was due to the $29.2 million impact from re-measuring the net monetary assets on the Venezuelan balance sheet at the end of March and June at 10.8 bolivars to the U.S. dollar and 50.0 bolivars to the U.S. dollar, respectively, versus the respective 6.3 and 10.8 rates used previously. This amount was recorded in expense since Venezuela is accounted for as hyper-inflationary. There was also a $17.0 million impact of recording in income during 2014 the sale of inventory at the 6.3 and 10.8 exchange rates at which the inventory was purchased, or manufactured, rather than the 10.8 and 50.0 exchanges rate in use when those amounts were included in cost of sales later in the year. These amounts were partially offset by $4.6 million in foreign exchange gains in connection with purchasing U.S. dollars with Venezuelan bolivars at rates more favorable than the rates previously used to translate those bolivars in 2014. This exchange gain is recorded in Other Income on the Company's Consolidated Statements of Income. Notwithstanding its good sales growth, segment profit in Brazil reflected a lower than normal contribution margin due to costs associated with the supply chain challenges in that unit.
The Argentine peso, Brazilian real and Venezuelan bolivar had significant negative translation impacts on the year-over-year sales comparison, while the Brazilian real and Venezuelan bolivar impacted the profit comparison.
The Company used the "banded" exchange rate of 5.3 to translate the value of the Venezuelan bolivar versus the U.S. dollar until February 2013, when the Venezuelan government set a new official exchange rate of 6.3 bolivars to the U.S. dollar ("Official Rate") and abolished the banded exchange rate. As a result of Venezuela being deemed hyper-inflationary, any gains or losses from remeasurement of the financial statements are recorded in earnings. As a result of the change to the Official Rate, the Company's first quarter earnings in 2013 were reduced by $3.9 million related to the devaluation of its Venezuelan bolivar denominated net monetary assets and the impact of selling inventory at a worse exchange rate than at which it was procured and produced.
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

On March 24, 2014, the Venezuelan government launched an additional foreign exchange mechanism known as SICAD 2. The Venezuelan government indicated that all industry sectors would be eligible to participate in the SICAD 2 auctions with no restrictions as to purpose. The resulting rates from these auctions were to be published daily. The SICAD 2 rate as of the end of June 2014 was 50.0 bolivars to the U.S. dollar. As of the end of the second quarter of 2014, the Company had not participated in any SICAD 2 auctions as it still had the ability to utilize the more favorable SICAD 1 Rate, as well as in light of the uncertainty around the ability to exchange bolivars through the SICAD 2 auction process. Although the SICAD 2 rates had been published daily, there had been relatively little volume of U.S. dollars traded or available to trade. It was unclear to what extent, if any, the Venezuelan government had intervened in the SICAD 2 auctions. Thus, SICAD 2 may not have been a "free market system" during the first and second quarters of 2014. As a result, the Company did not believe it appropriate to use the SICAD 2 published rates through June 2014. The government's mandate in June 2014 that the Company lower its suggested retail selling prices by an average of 55 percent was based on its determination of what was necessary for the Company to comply with laws limiting prices and profit margins across the Venezuelan economy. While the Company expects to discuss with the appropriate government officials why it believes its previous pricing was appropriate, the outcome of this discussion is uncertain and the Company may need to adjust its value chain to allow it to operate efficiently. In conjunction with the pricing audit, the Venezuelan government indicated that the Company should have been able to pay for non-local operating costs at the SICAD 2 rate. Additionally, should the Company need to adjust its value chain, it expects to generate additional non-local operating costs. Based on these factors and its June 2014 evaluation of the restrictions and limitations affecting the availability of other, more favorable, exchange rates mechanisms, the Company concluded that the SICAD 2 mechanism represented the most appropriate rate available as of the end of the second quarter. As a result, the Company remeasured its June 2014 balance sheet at that exchange rate.
In the first, second, third and fourth quarters of 2014, sales in Venezuela were $32.9 million, $23.7 million, $5.2 million and $4.9 million, respectively. The translation impact on each of the year-over-year quarterly comparisons of weaker exchange rates in 2014 versus 2013 was $0.8 million, $8.9 million, $21.1 million and $24.5 million, respectively. Operating profit from Venezuela in the first, second, third and fourth quarters of 2014 was $9.2 million, $9.5 million, $0.8 million and $0.6 million, respectively, and the translation impact on each of the year-over-year quarterly comparisons from the changes in rates was $0.1 million, $2.5 million, $7.1 million and $5.2 million, respectively.
If the exchange rate used by the Company to translate its Venezuelan results were to remain at 50.0 bolivars to the U.S. dollar through June 2015, in the first half of 2015 there will be an incremental translation impact from the weaker rate compared with the first half 2014 of $47.3 million and $15.5 million, respectively, on sales and operating profit.
As of the end of 2014, the Company had $6 million in net monetary assets denominated in Venezuelan bolivars (measured at the SICAD 2 rate), including $7 million in cash and cash equivalents, which would be directly impacted by any changes in the exchange rate. In addition, the Company had $3 million in inventory, $16 million in property, plant and equipment, as well as $4 million in other non-monetary assets.

In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, eliminating the SICAD 2 auction process and introducing the Marginal Currency System, or Simadi, a system that will operate through both public and private stock exchanges in conjunction with the current SICAD 1 mechanism. Some U.S. dollars will continue to be available at the Official Rate for goods and services deemed essential. Under Simadi, businesses are allowed to purchase and sell foreign currency at a price set by the market, which was approximately 172 bolivars to the U.S. dollar as of February 20, 2015. In light of this new currency exchange mechanism, the Company is not able to predict, at this time, what rate will be available in the future for it to exchange Venezuelan bolivars into U.S. dollars without access to the SICAD 2 auction mechanism, as well as potential limitations on the amounts available to it under existing currency exchange mechanisms using the SICAD 1 and Official Rates. The Company currently anticipates utilizing in February 2015 and forward the Simadi rate to translate sales and profit, as well as re-measuring the monetary assets in Venezuela. Using this rate, the Company estimates there would be an incremental negative profit impact related its net monetary assets and inventory of $6 million. This change in rates in February 2015 has also triggered an evaluation of impairment of property, plant and equipment and other non-monetary assets in the first quarter of 2015. If the exchange rate used by the Company to translate its Venezuelan results were to remain at 172 bolivars to the U.S. dollar throughout 2015, in the first and second half of 2015 there will be incremental translation impacts on sales from the weaker rate compared with 2014 of $53.5 million and $7.3 million, respectively, and on operating profit of $17.7 million and $1.0 million, respectively.
Segment Results 2013 vs. 2012

(Dollars in millions)	2013	2012	Change		Change excluding the translation impact of foreign exchange		Translation foreign exchange impact		Percent of total
			Dollar	Percent					2013	2012
Net Sales
Europe	$771.5	$780.0	$(8.5)	(1)%	—%		$(6.1)		29%	30%
Asia Pacific	848.1	792.1	56.0	7	14		(48.2)		32	31
Tupperware North America	358.0	344.8	13.2	4	3		2.9		13	13
Beauty North America	320.1	348.3	(28.2)	(8)	(10)		6.4		12	14
South America	373.9	318.6	55.3	17	26		(22.9)		14	12
Total net sales	$2,671.6	$2,583.8	$87.8	3%	6%		$(67.9)		100%	100%
Segment profit
Europe	$130.6	$132.0	$(1.4)	(1)%	—%		$(1.9)		28%	29%
Asia Pacific	187.5	172.3	15.2	9	16		(10.8)		40	38
Tupperware North America	65.9	63.7	2.2	3	2		1.0		14	14
Beauty North America	16.1	30.2	(14.1)	(47)	(49)		1.1		3	6
South America	68.9	61.0	7.9	13	21		(4.1)		15	13
Segment profit as a percent of sales
Europe	16.9%	16.9%	na	—	0.1	pp	(0.1	)pp	na	na
Asia Pacific	22.1	21.8	na	0.3	0.4		(0.1)		na	na
Tupperware North America	18.4	18.5	na	(0.1)	(0.2)		0.1		na	na
Beauty North America	5.0	8.7	na	(3.7)	(3.8)		0.1		na	na
South America	18.4	19.1	na	(0.7)	(0.8)		0.1		na	na
____________________
pp    Percentage points
na    Not applicable

Europe
Reported sales decreased 1 percent in 2013 compared with 2012. Excluding the translation impact of foreign currency exchange rates, sales were slightly less than in 2012, reflecting reduced volume and the mix of products sold. This was offset by a 3 percent average increase in pricing for the segment compared with 2012.
Local currency sales in the Company’s established markets decreased by 4 percent. This decrease was primarily in Germany, reflecting less sales force activity and lower productivity from low recruiting in late 2012 and early in 2013 and due to reactions to promotional offers, timing of holidays and unusually poor weather.
Emerging markets accounted for $268.6 and $271.7 million of reported net sales in this segment in 2013 and 2012, respectively, which represented 35 percent of segment sales in each period. On a local currency basis, the emerging market units' sales increased by 7 percent, reflecting significant growth in Turkey due to a larger sales force from solid recruiting, as well as increased activity and productivity, resulting from attractive promotions and higher qualification levels for awards. This growth was offset by a decrease in Russia as the unit worked through structural changes in the business model of its distributorships implemented in 2012, along with the impact on the sales force of changes in certain tax laws. These tax laws reverted to their previous provisions effective at the beginning of 2014.
For 2013, compared with 2012, segment profit decreased $1.4 million, or 1 percent. Segment profit as a percentage of sales was 16.9 percent in both 2013 and 2012. Excluding the impact of foreign currency exchange rates, segment profit was even with 2012. On a local currency basis, the decrease in segment profit primarily reflected the sales decline in Germany and Russia. These impacts were partially offset by increased profit in Turkey due to higher sales that were at a higher gross margin from a better mix and leverage on the fixed costs of DS&A spending, along with significant profit improvement in Italy due to a mix shift benefit to non-promoted sales with higher gross margins, as well as in Tupperware France, reflecting the contribution margin from modest sales growth.
The negative translation impact of foreign currency rates on the year-over-year comparison of sales and profit for the entire segment versus the U.S. dollar was primarily attributable to the weaker South African rand, partially offset by a stronger euro.
Asia Pacific
Reported sales in Asia Pacific increased 7 percent in 2013, reflecting strong growth by the emerging market businesses. Excluding the translation impact of foreign currency exchange rates, the segment's sales increased 14 percent. Of the 14 percent increase in local currency sales, 3 percentage points of the increase was due to higher prices. The remaining increase was primarily due to higher volume and favorable product mix, mainly in China and Indonesia as detailed below.
Emerging markets accounted for $675.2 million and $593.1 million, or 80 and 75 percent, of the sales in this segment in 2013 and 2012, respectively. Total emerging market sales increased $82.1 million, or 14 percent, in 2013 compared with 2012. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $27.5 million. Excluding the impact of foreign currencies, these markets' sales increased by 19 percent in 2013. The most significant contribution to the overall increase was in Indonesia, reflecting a larger and more productive sales force due to strong recruiting, attractive promotions and product offerings. Other significant increases in sales were in China, India and Malaysia/Singapore. In China, the increase related to a positive response to promotional offerings in conjunction with growth in the total number and productivity of the outlets, including new, water-related products with higher price points. India grew primarily due to a more active sales force with higher productivity in the first half of the year, as in the second half, sales increased only slightly in light of macroeconomic factors and the need for better training and motivation of the sales force in some geographies, while Malaysia/Singapore grew the size of its sales force through strong recruiting campaigns based on brand awareness and successful new product launches.
Reported sales in the established markets decreased 13 percent, primarily due to the impact of foreign currency exchange rates. Excluding the impact of foreign currencies, these units' sales decreased 3 percent.

Total segment profit increased $15.2 million, or 9 percent, in 2013. Segment profit as a percentage of sales at 22.1 percent was higher than in 2012 by 0.3 percentage points. The segment profit comparison was negatively impacted by changes in foreign currency, and excluding this impact, segment profit increased 16 percent compared with 2012. The increase was mainly related to the contribution margin from the higher sales in Indonesia, as well as higher sales with an improved gross margin in China and the leverage this had on the fixed components of DS&A spending. For the segment overall, these improvements were partially offset by higher costs related to pension settlements and management incentive costs.
The Australian dollar, Indian rupee, Indonesian rupiah and Japanese yen were the main currencies that led to the negative translation impact from foreign currencies on the 2013 with 2012 sales comparison and the Indian rupee and Indonesian rupiah on the profit comparison.
Tupperware North America
Reported sales increased 4 percent in 2013 compared with 2012. Excluding the translation impact of foreign currency exchange rates, sales increased 3 percent. The increase in sales for the segment was primarily due to higher pricing in Tupperware Mexico, as well as a slightly larger and more productive sales force, reflecting attractive promotional offers to consumers in light of the disruption to the business from the hurricanes and flooding in September, along with higher business-to-business sales. The average price increase for the segment was 3 percent.
Segment profit increased $2.2 million, or 3 percent, in 2013 compared with 2012. Segment profit as a percentage of sales at 18.4 percent was 0.1 percentage points less in 2013 than in 2012. The increase in Mexico was primarily due to the contribution margin on the higher sales. This increase was partially offset by decreased profit in Tupperware United States and Canada due to higher distribution costs and higher costs related to sales force recruiting and promotions.
Beauty North America
Reported sales for this segment were down 8 percent in 2013. Excluding the translation impact of foreign currency exchange rates, sales decreased 10 percent, primarily due to lower volume and unfavorable product mix. This volume and mix decrease was primarily a result of a smaller sales force in Fuller Mexico, due to ineffective recruiting from high field manager turnover, and a smaller and less active sales force in BeautiControl, reflecting ineffective recruiting and the inability to motivate the passive seller base. On average, prices in this segment decreased by 1 percent.
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
South America
Reported sales for this segment increased 17 percent in 2013 compared with 2012. Excluding the translation impact of changes in foreign currency exchange rates, other than the Venezuelan bolivar, sales increased 26 percent. For the whole segment, the Company estimates that there was about a 17 percentage point benefit on the local currency sales comparison from higher pricing due to inflation. The devaluation of the Venezuelan bolivar that occurred in the first quarter of 2013 had a negative impact on the segment's annual local currency sales comparison of 5 percentage points.
The local currency sales increase was mainly in Brazil and Venezuela, reflecting larger sales forces due to strong recruiting, as well as increased activity in Venezuela due to the importation of products new to that market and higher prices in light of inflation. Argentina also had an increase, primarily reflecting higher pricing due to inflation, along with the mix benefit of selling a greater share of Tupperware® brand housewares products.

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
The Argentine peso and Brazilian real had significant negative translation impacts on the year-over-year sales comparison, while the Brazilian real impacted the profit comparison.
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
Financial Condition
Liquidity and Capital Resources
Net working capital was $6.2 million as of December 27, 2014, compared with $41.5 million as of December 28, 2013 and $72.0 million as of December 29, 2012. The current ratio was 1.0 to 1 at the end of 2014 and 1.1 to 1 at the end of 2013 and 2012.
The most significant components in the Company’s $35.3 million reduction in net working capital in 2014 were a net $25.1 million negative impact on the net monetary assets on the balance sheet related to the 2014 changes in foreign currency exchange rates in Venezuela, a $27.4 million impact due to other weaker foreign currency exchange rates in relation to the U.S. dollar and an increase in accounts payable and accrued liabilities, due to the timing of payments around the end of 2014. These decreases were partially offset by a $14 million decrease in short-term borrowings and an increase in non-trade receivables. In addition, on a local currency basis, there were increases in accounts receivable, reflecting the level and timing of sales around the end of each period, and an increase in inventory, reflecting expectations for future sales by certain units and, in some cases, a lower than expected sell through.
The most significant components in the Company’s $30.5 million reduction in net working capital in 2013 compared with 2012 were due to a $32 million increase in short-term borrowings, in conjunction with the Company's early 2013 decision to increase its leverage ratio, and an increase in accounts payable and accrued liabilities, reflecting growth in the business and certain longer running promotional programs that had not been paid for by the end of 2013, as well as a $13 million impact due to the weaker foreign currency exchange rates in relation to the U.S. dollar. There was also an impact from lower accounts receivable. Partially offsetting these decreases was an increase in non-trade receivables and an increase in cash.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200.0 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes"). The Senior Notes form a single series under the Indenture. The proceeds received from the March 2013 issuance were used to repay a 90-day $75 million promissory note entered into on February 1, 2013, as well as a portion of outstanding borrowings under the Company's multicurrency credit agreement in place at that time. The remaining net proceeds were used to fund 2013 share repurchases under the Company's common stock repurchase authorization.

In September 2013, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated its multicurrency Credit Agreement (the “Credit Agreement”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available for the total of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of December 27, 2014, the Company had total borrowings of $209.0 million outstanding under its Credit Agreement, with $197.5 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and other financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London Interbank Offered Rate ("LIBOR"). As of December 27, 2014, the Credit Agreement dictated a base rate spread of 175 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.76 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants, including financial covenants requiring minimum interest coverage and allowing a maximum amount of leverage. As of December 27, 2014, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the ability to access cash generated internationally in Venezuela, Argentina or elsewhere, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
In February 2014, the Company entered into a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank ("Credit Agricole"). This line of credit dictates an interest rate of LIBOR plus 125 basis points. In July 2014, the Company entered into a $100.0 million uncommitted line of credit with HSBC Bank USA ("HSBC"). This line of credit dictates an interest rate of LIBOR plus 100 basis points. Both Credit Agricole and HSBC are participating banks in the Company's Credit Agreement. As of December 27, 2014, there were no amounts outstanding under these uncommitted lines of credit.
See Note 7 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the financial stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its year-end 2014 cash and cash equivalents balance of $77.0 million, cash flows from operating activities, and access to its $650 million Credit Agreement. As of December 27, 2014, the Company had $730.1 million of unused lines of credit, including $439.1 million available under its Credit Agreement and $291.0 million available under other uncommitted lines of credit, including the uncommitted lines of credit with Credit Agricole and HSBC. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $77.0 million as of December 27, 2014. Of this amount, $74.9 million was held by foreign subsidiaries. Of the $74.9 million of cash held by foreign subsidiaries as of December 27, 2014, approximately 48 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign units, as the cash is needed to fund ongoing operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant foreign currency exposures are to the euro, Indonesian rupiah and Mexican peso, as well as the Brazilian real, Chinese renminbi and Malaysian ringgit. Business units in which the Company generated at least $100 million of sales in 2014 included Brazil, China, Tupperware France, Fuller Mexico, Germany, Indonesia, Malaysia/Singapore, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Brazil, Fuller Mexico and Indonesia exceeded $200 million. A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the recruitment, retention and activity of the Company’s independent sales force or the success of new products, changes in sales force compensation programs and/or promotional programs.
Operating Activities
Net cash provided by operating activities in 2014 was $282.1 million, compared with $323.5 million in 2013. The unfavorable comparison primarily reflected a decrease in net income as a result of weaker foreign currency exchange rates in relation to the U.S. dollar. These weaker foreign exchange rates had a greater impact on the annual cash flow than net income for the period as the Company generates a significant share of its cash flow from operating activities during the fourth quarter when foreign exchange rates were significantly weaker than the 2014 average. There was also a larger increase in accounts receivable from higher December sales in 2014 than 2013 and a larger increase in inventory during 2014, reflecting expectations for future sales by certain units and, in some cases, a lower than expected sell through. The Company also made large income tax payments related to fiscal year 2013 after the Company's fiscal year-end, but prior to the end of the calendar year, whereas similar 2012 payments occurred prior to the end of fiscal year-end 2012. These decreases were partially offset by the timing of distributions of accounts payables and accrued liabilities around the ending of each fiscal year.
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
Investing Activities
In 2014, 2013 and 2012, the Company spent $69.4 million, $69.0 million and $75.6 million, respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products, with the greatest amount spent in Europe. The other significant capital expenditures in all years generally related to expansion of manufacturing capacity and investment in warehouses, sales offices and other facilities to support growing operations, primarily in Asia and South America, as well as vehicles for the sales force, mostly in South Africa. In 2014, capital expenditures included $18 million related to increasing supply chain capability and $11 million for various information technology projects and offices to support expanding operations. Additionally, the Company spent capital for molding machinery in Brazil. In 2013, capital expenditures included $16 million related to various projects to expand supply chain capability and $14 million for various offices to support expanding operations, including in Venezuela as a natural hedge against devaluation. There was also meaningful spending on a new information technology system in Asia Pacific. In 2012, $6 million in capital was also invested as part of the purchase of the new office in Venezuela, $8 million was spent for the expansion of warehouse and office space in Indonesia and $17 million was spent for manufacturing capacity in Brazil, India and various other operations.

Partially offsetting the capital spending were $7.1 million, $8.9 million and $10.8 million of proceeds related to the sale of certain property, plant and equipment and insurance recoveries in 2014, 2013 and 2012, respectively. In all years, there were proceeds related to the sale of vehicles that had been purchased for the sales force, primarily in South Africa. In 2014, proceeds of $4.2 million related to the sale of property under the Company's program to sell land near its Orlando, Florida headquarters and the sale of property in Australia. In 2013, proceeds related to the sale of property in Australia for $6.2 million and in 2012 was from the sale of an old manufacturing facility in Belgium for $7.5 million.
Financing Activities
In 2014, 2013 and 2012, the Company made net payments on long-term borrowings of $3.0 million, $2.5 million and $2.3 million, respectively, mainly related to its scheduled lease payments. In addition, the Company had net outflows of $2.2 million and net inflows of $27.8 million and $6.0 million under its revolving credit agreements in each of these respective periods. In 2013, the Company also issued the $200 million of Senior Notes as part of its decision to operate with a higher level of leverage, as announced at the beginning of that year.
Dividends
During 2014, 2013 and 2012, the Company declared dividends of $2.72, $2.48, and $1.44 per share of common stock, respectively, and paid cash dividends totaling $133.5 million, $116.8 million and $77.6 million, respectively. The increase in dividends paid, resulting from the higher dividend per share, was partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program detailed below.
Going forward, the Company expects its Board of Directors to evaluate its dividend rate annually with its declaration in the first quarter of each year. In the first quarter of 2015, the Board voted to keep the regular quarterly dividend rate even with 2014, at $0.68. In the first quarter of 2014, the Board increased the regular quarterly dividend per share to $0.68 per share from the $0.62 per share declared in 2013. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations, the impacts of changes in foreign currency exchange rates, the ability to access internationally generated cash or other cash needs, as well as compliance with Delaware law regarding capital surplus. As well, if there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.
Stock Option Exercises
During 2014, 2013 and 2012, the Company received proceeds of $15.7 million, $21.0 million and $12.9 million, respectively, related to the exercise of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.
Stock Repurchases
Open market share repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times consolidated funded debt (as defined in the Company's Credit Agreement).
During 2014, 2013 and 2012 the Company repurchased in the open market 1.2 million, 4.6 million and 3.3 million shares under this program at an aggregate cost of $84.3 million, $374.9 million and $200.0 million, respectively. Since inception of the program in May 2007, and through December 27, 2014, the Company repurchased 21.3 million shares at an aggregate cost of $1.29 billion.
Employees are also allowed to use shares to pay withholding taxes, up to the minimum statutory amount, related to activity under all of the Company's stock incentive plans. For 2014, 2013 and 2012, the value of shares used for withholding taxes was $8.0 million, $4.5 million and $5.1 million, respectively, which is included as stock repurchases in the Consolidated Statement of Cash Flows.

Contractual Obligations
The following summarizes the Company’s contractual obligations at December 27, 2014 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$836.6	$221.4	$5.1	$3.8	$606.3
Interest payments on long term obligations	188.1	29.6	58.0	57.5	43.0
Pension benefits	162.2	17.9	42.8	29.6	71.9
Post-employment medical benefits	20.5	2.1	3.9	3.5	11.0
Income tax payments (a)	2.4	2.4	—	—	—
Capital commitments (b)	3.0	2.3	0.7	—	—
Operating lease obligations	78.8	31.1	31.2	12.2	4.3
Total contractual obligations (c)	$1,291.6	$306.8	$141.7	$106.6	$736.5
____________________

(a)
Other than the amount presented, the Company has not included in the above table amounts related to its other unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 27, 2014 the Company’s total gross unrecognized tax positions were $22.5 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(b)	Capital commitments represent signed agreements as of December 27, 2014 on relatively minor capital projects in process at the Company’s various units, mainly China.

(c)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

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
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 27, 2014 and December 28, 2013, the Company had valuation allowances against certain deferred tax assets totaling $40.2 million and $34.8 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. At the end of 2014, the Company had gross domestic deferred tax assets of approximately $416.0 million against which a valuation allowance of $4.0 million has been provided. Of these total assets, approximately $100.1 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance included assets of $107.9 million related to advanced payment agreements, which are expected to reverse over the next three years, and other deferred tax assets. The balance also included approximately $166.8 million of net foreign tax credits most of which would expire in the years 2018 through 2023 if not utilized, $10.7 million of federal net operating losses which would expire in the years 2021 through 2034 if not utilized, and $6.6 million of federal tax credits and other assets that have no expiration date. The balance also included $2.6 million of net state operating losses and other book versus tax asset differences of approximately $17.5 million.
The Company expects to have sufficient capacity to utilize all of the foreign tax credits through the generation of significant foreign source taxable income generated by intercompany royalties, mold rentals and future foreign dividends from then current earnings and cash flows. During 2014, the Company utilized approximately $30.8 million of foreign tax credits generated in prior years, and the capacity to utilize existing foreign tax credits is expected to increase in the future. The actual utilization amount will be finalized once the U.S. tax return is filed. In order to utilize the existing net foreign tax credits, the Company would be required to generate approximately $476 million of U.S. taxable foreign source income over the next nine years. The Company is projecting to generate US taxable foreign source income in excess of the required amount to utilize existing and newly generated foreign tax credits associated with future foreign dividend repatriations. The Company expects to realize all of these assets in the normal course of business. In addition, certain tax planning transactions are available to the Company in order to facilitate realization of these benefits should they become necessary. The federal net operating losses are related to a subsidiary that is excluded from the federal consolidated tax return and is engaged in land sales and development near the Company's Orlando, Florida headquarters. As such, the federal net operating losses do not impact the utilization of foreign tax credits. The Company believes the anticipated gains related to future sales of land and other income will be sufficient to realize, before they expire, the $10.7 million net operating loss credits of this subsidiary. These estimates are made based upon the Company's business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts are reflected in the period in which the change occurs.

As of December 27, 2014 and December 28, 2013, the Company's gross unrecognized tax benefit was $22.5 million and $27.4 million, respectively. During the year ended December 27, 2014, the accrual for uncertain tax positions decreased by $1.9 million primarily as a result of the Company agreeing to a transfer pricing settlement in various foreign jurisdictions and entering into an Advanced Pricing Agreement, as well as a $3.7 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of foreign exchange rate translation.
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.5 million and $5.9 million as of December 27, 2014 and December 28, 2013, respectively. Interest and penalties included in the provision for income taxes totaled $0.9 million, $0.5 million and $0.3 million for 2014, 2013 and 2012, respectively.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.4 million. For the remaining balance as of December 27, 2014, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
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

The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is appropriate. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent Step 1 fair value test, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is appropriate, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The Company only considers the goodwill balances of $103.7 million and $23.8 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity.
The Company recorded as assets the fair value of various trademarks and tradenames acquired in conjunction with its purchase of the Sara Lee direct-to-consumer businesses. Certain tradenames are allocated between multiple reporting units. The annual process for assessing the carrying value of indefinite-lived tradename intangible assets begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment test for the Company's indefinite-lived tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess.
In 2014, the Company performed a Step 1 impairment test for the goodwill associated with the Fuller Mexico reporting unit. The specific assumptions used are discussed further in Note 6 to the Consolidated Financial Statements.
At the time the Step 1 test was performed, in light of year-to-date results of Fuller Mexico being below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was smaller in 2014 than in previous assessments. This decrease was primarily due to lower than expected recruiting and retention of sales force members in light of the competitive and external environment in that market, as well as high field manager turnover. Field managers are those directly responsible for recruiting, motivating and training sales force members. This was partially offset by a lower entity carrying value from amortization of the definite-lived Fuller tradename asset that began in the third quarter of 2013. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value resulting from the annual assessment, a smaller sales force size, operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico.
As of the date of the last valuation, holding all other assumptions constant, a one percent increase to the discount rate would reduce the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value to 16 percent. Similarly, if the growth rates were reduced so that the average growth rate were 3 percent, the amount by which the estimated fair value exceeded its carrying value would also be 16 percent.
Also in 2014, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of its most recent Step 1 analysis. Based on the Company's evaluation of the assumptions and sensitivities associated with the Step 1 analysis for NaturCare, the Company has concluded that the fair value substantially exceeded its carrying value as of June 2012.
In the third quarter of 2013, the Company completed the annual impairment assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments.

Retirement Obligations
Pensions
The Company records pension costs and the funded status of its defined benefit pension plans using the applicable accounting guidance for defined benefit pension and other post-retirement plans. This guidance requires that amounts recognized in the financial statements be determined on an actuarial basis. The measurement of the retirement obligations and costs of providing benefits under the Company’s pension plans involves various factors, including several assumptions. The Company believes the most critical of these assumptions are the discount rate and the expected long-term rate of return on plan assets.
The Company determines the discount rate primarily by reference to rates of high-quality, long-term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the plans. The discount rate assumptions used to determine pension expense for the Company’s U.S. and foreign plans were as follows:

Discount Rate	2014	2013	2012
U.S. Plans	3.9%	3.3%	3.7%
Foreign Plans	2.6	3.5	3.3
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

Expected rate of return	2014	2013	2012
U.S. Plans	8.3%	8.3%	8.3%
Foreign Plans	3.8	4.4	4.1
The following table highlights the potential impact on the Company’s pension expense due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 27, 2014:

(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(1.0)	$1.9
Expected rate of return on plan assets change by 50 basis points	(0.5)	0.5
Other Post Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 4.5 percent, 3.5 percent, and 4.0 percent for the 2014, 2013 and 2012 fiscal years, respectively. A change in discount rate of 50 basis points would not be material.
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

Stock-Based Compensation
The Company measures compensation cost for stock-based awards at fair value and recognizes compensation over the service period for awards expected to vest. The Company uses the Black-Scholes option-pricing model to value stock options, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their vested stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting (forfeitures). Many factors are considered when estimating expected forfeitures, including employee class and historical experience.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London Interbank Offered Rate ("LIBOR"). As of December 27, 2014, the Credit Agreement dictated a spread of 175 basis points, which gave the Company an interest rate of 1.76 percent on borrowings under the Credit Agreement. The Company is targeting a debt-to-EBITDA ratio of 1.75 times consolidated funded indebtedness (as defined in the Credit Agreement) as of and for the four quarters ending of each quarter.
Of the Company's short-term borrowings as of December 27, 2014, $197.5 million was denominated in euro and $11.5 million in U.S. dollars. If short-term interest rates varied by 10 percent, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and other financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the possible effect of these fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant exposures are to the euro, Indonesian rupiah and Mexican peso, as well as the Brazilian real, Chinese renminbi and Malaysian ringgit.

Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany loans and forecasted purchases. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The cash flow impact of these currency hedges was an inflow of $4.6 million, $3.2 million and $2.1 million in 2014, 2013 and 2012, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of December 27, 2014 were to buy U.S. dollars $76.8 million; euros $70.9 million and South Korean won $10.6 million, and to sell Swiss francs $46.7 million; Turkish lira $23.4 million; Japanese yen $14.8 million; Mexican pesos $13.6 million; Indonesian rupiah $13.2 million; Canadian dollars $11.8 million and Russian rubles $11.0 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 27, 2014, the Company was in a net receivable position of approximately $4.7 million related to its currency hedges, which, upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2015 cost of sales will include about $150 million for the cost of resin in the Tupperware® brand products it produces. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by about $15 million compared with the prior year. For 2014, the Company estimates its cost of sales of the Tupperware® products it produced was negatively impacted by about $14 million in local currency due to resin cost changes, as compared with 2013. For the full year of 2015, resin cost changes on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces is expected to be a favorable impact of $16 million, as compared with 2014. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through the pricing of its products, with price increases generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters. This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of buyers in attracting tenants for commercial or residential developments in the Orlando real estate market or obtaining financing and general economic conditions, such as interest rate increases or the ramifications of a credit crisis like in 2008, which has delayed the completion of this program.
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

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate and polyethersulfone), as well as beauty, personal care and nutritional products;

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at retail pricing the Company would like to suggest in certain markets, particularly Argentina, Ecuador and Venezuela due to government regulations and restrictions;

•	the impact of changes in consumer spending patterns and preferences, particularly given the global nature of the Company's business;

•	the value of long-term assets, particularly goodwill and indefinite and definite-lived intangibles associated with acquisitions, and the realizability of the value of recognized tax assets;

•
changes in plastic resin prices, other raw materials and packaging components, the cost of converting such items into finished goods and procured finished products and the cost of delivering products to customers;

•	the introduction of Company operations in new markets outside the United States;

•	general social, safety, economic and political conditions in markets, such as in Argentina, Ecuador, Mexico, Russia, Ukraine and Venezuela and other countries impacted by such events;

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

•	the impact of natural disasters and epidemic or pandemic disease outbreaks;

•	the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with property, plant and equipment;

•
the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure, as well as protecting the Company's reputation by safeguarding any personal data collected from the independent sales forces;

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

•	the impact of counterfeit and knocked-off products in the markets in which the Company operates and the effect this can have on the confidence of the Company's sales force members;

•	the impact of changes in U.S. federal, state and foreign tax or other laws, including related to the taxation in the United States of earnings generated in other jurisdictions;

•	the Company's access to, and the costs of, financing; and

•
other risks discussed in Item 1A, Risk Factors, as well as the Company’s Consolidated Financial Statements, notes, other financial information contained in this report and the Company’s other filings with the United States Securities and Exchange Commission.

Other than updating for changes in foreign currency exchange rates in its monthly website updates, the Company does not intend to update forward-looking information, except through its quarterly earnings releases, unless it expects diluted earnings per share for the current quarter, excluding items impacting comparability and changes versus its guidance of the impact of changes in foreign exchange rates, to be significantly below its previous guidance.
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

Item 8.	Financial Statements and Supplementary Data.
Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 27, 2014	December 28, 2013	December 29, 2012
Net sales	$2,606.1	$2,671.6	$2,583.8
Cost of products sold	884.0	889.8	856.4
Gross margin	1,722.1	1,781.8	1,727.4
Delivery, sales and administrative expense	1,346.1	1,369.7	1,329.5
Re-engineering and impairment charges	11.0	9.3	22.4
Impairment of goodwill and intangible assets	—	—	76.9
Gains on disposal of assets	2.7	0.7	7.9
Operating income	367.7	403.5	306.5
Interest income	3.0	2.6	2.5
Interest expense	46.5	40.2	34.9
Other expense	26.0	5.5	1.3
Income before income taxes	298.2	360.4	272.8
Provision for income taxes	83.8	86.2	79.8
Net income	$214.4	$274.2	$193.0
Basic earnings per common share	$4.28	$5.28	$3.49
Diluted earnings per common share	$4.20	$5.17	$3.42

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions)	December 27, 2014	December 28, 2013	December 29, 2012
Net income	$214.4	$274.2	$193.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(85.2)	(64.9)	32.2
Deferred gain (loss) on cash flow hedges, net of tax provision of $1.3, $0.8 and $0.1, respectively	5.6	2.4	(0.5)
Pension and other post-retirement income (costs), net of tax benefit (provision) of $4.7, ($9.3) and $2.9, respectively	(12.3)	17.0	(7.5)
Other comprehensive income (loss)	(91.9)	(45.5)	24.2
Total comprehensive income	$122.5	$228.7	$217.2

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 27, 2014	December 28, 2013
ASSETS
Cash and cash equivalents	$77.0	$127.3
Accounts receivable, less allowances of $34.5 and $32.9, respectively	168.1	168.8
Inventories	306.0	313.4
Deferred income tax benefits, net	118.8	96.4
Non-trade amounts receivable, net	61.8	50.1
Prepaid expenses and other current assets	21.9	23.0
Total current assets	753.6	779.0
Deferred income tax benefits, net	416.7	397.9
Property, plant and equipment, net	290.3	300.9
Long-term receivables, less allowances of $13.1 and $20.5, respectively	17.3	23.1
Trademarks and tradenames, net	104.2	125.7
Other intangible assets, net	1.5	3.2
Goodwill	164.7	181.5
Other assets, net	34.8	32.6
Total assets	$1,783.1	$1,843.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$142.8	$149.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	221.4	235.4
Accrued liabilities	383.2	352.4
Total current liabilities	747.4	737.5
Long-term debt and capital lease obligations	615.2	619.9
Other liabilities	234.7	233.6
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	190.7	178.3
Retained earnings	1,348.2	1,289.2
Treasury stock, 13,924,568 and 13,282,929 shares, respectively, at cost	(945.0)	(898.4)
Accumulated other comprehensive loss	(408.7)	(316.8)
Total shareholders' equity	185.8	252.9
Total liabilities and shareholders' equity	$1,783.1	$1,843.9

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 31, 2011	63.6	$0.6	7.1	$(422.8)	$126.8	$1,091.7	$(295.5)	$500.8
Net income						193.0		193.0
Other comprehensive income							24.2	24.2
Cash dividends declared ($1.44 per share)						(80.4)		(80.4)
Repurchase of common stock			3.3	(200.0)				(200.0)
Income tax benefit from stock and option awards					13.7			13.7
Stock and options issued for incentive plans			(0.8)	49.0	10.7	(31.9)		27.8
December 29, 2012	63.6	$0.6	9.6	$(573.8)	$151.2	$1,172.4	$(271.3)	$479.1
Net income						274.2		274.2
Other comprehensive loss							(45.5)	(45.5)
Cash dividends declared ($2.48 per share)						(129.8)		(129.8)
Repurchase of common stock			4.6	(374.9)				(374.9)
Income tax benefit from stock and option awards					14.5			14.5
Stock and options issued for incentive plans			(0.9)	50.3	12.6	(27.6)		35.3
December 28, 2013	63.6	$0.6	13.3	$(898.4)	$178.3	$1,289.2	$(316.8)	$252.9
Net income						214.4		214.4
Other comprehensive loss							(91.9)	(91.9)
Cash dividends declared ($2.72 per share)						(137.8)		(137.8)
Repurchase of common stock			1.2	(84.3)				(84.3)
Income tax benefit from stock and option awards					6.3			6.3
Stock and options issued for incentive plans			(0.6)	37.7	6.1	(17.6)		26.2
December 27, 2014	63.6	$0.6	13.9	$(945.0)	$190.7	$1,348.2	$(408.7)	$185.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flow

	Year Ended
(In millions)	December 27, 2014	December 28, 2013	December 29, 2012
Operating Activities:
Net income	$214.4	$274.2	$193.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.7	54.8	49.6
Equity compensation	18.9	19.5	20.1
Unrealized foreign exchange losses	29.2	2.5	—
Amortization and write-off of deferred debt costs	0.6	0.7	1.0
Premium on senior notes	—	6.3	—
Net gains on disposal of assets, including insurance recoveries	(2.5)	(0.3)	(7.9)
Provision for bad debts	13.5	11.8	10.9
Write-down of inventories	17.8	13.3	13.6
Non-cash impact of impairment costs and re-engineering	1.6	—	93.3
Net change in deferred income taxes	(59.9)	(29.6)	(30.3)
Excess tax benefits from share-based payment arrangements	(6.3)	(14.5)	(13.5)
Changes in assets and liabilities:
Accounts and notes receivable	(28.2)	(16.8)	(21.0)
Inventories	(39.5)	(33.2)	(23.3)
Non-trade amounts receivable	1.4	(2.5)	1.1
Prepaid expenses	(2.8)	3.2	(0.8)
Other assets	(1.1)	2.8	(6.4)
Accounts payable and accrued liabilities	31.3	15.7	10.6
Income taxes payable	24.9	7.8	3.8
Other liabilities	0.6	4.6	2.7
Proceeds from insurance recoveries, net of costs	—	—	0.2
Net cash impact from hedging activity	4.6	3.2	2.1
Other	(0.1)	—	(0.1)
Net cash provided by operating activities	282.1	323.5	298.7
Investing Activities:
Capital expenditures	(69.4)	(69.0)	(75.6)
Proceeds from disposal of property, plant and equipment	7.1	8.9	10.8
Net cash used in investing activities	(62.3)	(60.1)	(64.8)
Financing Activities:
Dividend payments to shareholders	(133.5)	(116.8)	(77.6)
Net proceeds from issuance of senior notes	—	200.0	—
Proceeds from exercise of stock options	15.7	21.0	12.9
Repurchase of common stock	(92.3)	(379.4)	(205.0)
Repayment of long-term debt and capital lease obligations	(3.0)	(2.5)	(2.3)
Net change in short-term debt	(2.2)	27.8	6.0
Debt issuance costs	—	(2.2)	—
Excess tax benefits from share-based payment arrangements	6.3	14.5	13.5
Net cash used in financing activities	(209.0)	(237.6)	(252.5)
Effect of exchange rate changes on cash and cash equivalents	(61.1)	(18.3)	0.2
Net change in cash and cash equivalents	(50.3)	7.5	(18.4)
Cash and cash equivalents at beginning of year	127.3	119.8	138.2
Cash and cash equivalents at end of year	$77.0	$127.3	$119.8

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 27, 2014 and December 28, 2013, $15.9 million and $31.3 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
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
Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs of such amounts included in property, plant and equipment were $14.9 million and $15.0 million at December 27, 2014 and December 28, 2013, respectively. Amortization cost related to internal use software development costs totaled $4.4 million, $4.5 million and $3.5 million in 2014, 2013 and 2012, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10 - 20
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5
Depreciation expense was $47.3 million, $45.5 million and $44.1 million in 2014, 2013 and 2012, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
Goodwill. The Company's recorded goodwill relates primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company does not amortize its goodwill. Instead, the Company performs an annual assessment during the third quarter of each year to test the assets in each of its reporting units for impairment, or more frequently if events or changes in circumstances indicate that a triggering event for impairment testing has occurred.
The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether the two-step goodwill impairment test is appropriate. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent Step 1 fair value test ("Step 1"), as prescribed under ASC 350, Intangibles - Goodwill and Other, and other entity specific factors as deemed appropriate. When the Company determines the two-step goodwill impairment test is appropriate, the first step involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to determine whether there is a goodwill impairment, and if so, the amount of the loss. This step revalues all assets and liabilities of the reporting unit to their current fair value and then compares the implied fair value of the reporting unit's goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.
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

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite-lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 27, 2014 and December 28, 2013 were related to the acquisition of the Sara Lee direct-to-consumer businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets were as follows:

Weighted Average Estimated Useful Life
Indefinite-lived trademarks and tradenames	Indefinite
Definite-lived trademarks and tradenames	10 years
Sales force relationships	6 - 10 years
The Company's indefinite-lived tradename intangible assets are evaluated for impairment annually similarly to goodwill. The annual process for assessing the carrying value of indefinite-lived tradename intangible assets begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment test for the Company's indefinite-lived tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. When applicable, the fair value of these assets is determined using the relief from royalty method, which is a form of the income approach. In this method, the value of the asset is calculated by selecting royalty rates, which estimate the amount a company would be willing to pay for the use of the asset. These rates are applied to the Company's projected revenue, tax affected and discounted to present value using an appropriate rate.
The Company's definite-lived intangible assets consist of the value of the acquired independent sales forces, as well as the Fuller tradename since August 2013. The sales force relationships are amortized to reflect the estimated turnover rates of the sales forces acquired and the Fuller tradename is amortized to reflect the period that it is estimated that the tradename will contribute directly to the Company's revenue. Definite-lived intangible assets are reviewed for impairment in a similar manner as property, plant and equipment as discussed above. Amortization related to definite-lived intangible assets is included in DS&A on the Consolidated Statements of Income.
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

The Company also offers commissions for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force and her or his down-line members. The down-line consists of those sales force members that have been recruited directly by a given sales force member, as well as those recruited by her or his recruits. In this manner, sales force members can build an extensive organization over time if they are committed to recruiting and developing their units. In addition to the bonus, the positive performance of a unit may also entitle its leader to the use of a company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize programs noted earlier, these programs generally offer varying levels of vehicles that are dependent upon performance.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $430.1 million, $445.9 million and $425.3 million in 2014, 2013 and 2012, respectively.
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
Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2014, 2013 and 2012 were $156.6 million, $156.7 million and $148.8 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $19.9 million, $25.7 million and $31.5 million in 2014, 2013 and 2012, respectively. Research and development costs totaled $19.3 million, $20.0 million and $18.9 million, in 2014, 2013 and 2012, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
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

Compensation cost for share-based awards is recorded on a straight line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires the input of assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. These assumptions are generally based on historical averages of the Company. Furthermore, in calculating compensation expense for these awards, the Company is also required to estimate the extent to which options will be forfeited prior to vesting. Many factors are considered when estimating expected forfeitures, including types of awards, employee class and historical experience. To the extent actual results or updated estimates of forfeiture differ from current estimates, such amounts are recorded as a cumulative adjustment to the previously recorded amounts. Compensation expense associated with restricted stock, restricted stock units and performance-vested share awards is equal to the market value of the Company's common stock on the date of grant and is recorded pro rata over the required service period. The fair value of market-vested awards is based on a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to a defined comparative group of companies, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and those in the comparative group. For those awards with performance vesting criteria, the expense is recorded based on an assessment of achieving the criteria. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record expense straight line over the performance period regardless of actual achievement.
 The Company reports as a financing cash flow the benefits from share-based payment arrangements, which are generated upon the exercise of stock options. For 2014, 2013 and 2012, the Company generated $6.3 million, $14.5 million and $13.5 million of excess tax benefits from option exercises, respectively.
Accounting for Asset Retirement Obligations. Asset retirement obligations refer to the Company's legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within its control. The obligation to perform the asset retirement activity is considered unconditional even when uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, the Company recognizes a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation is factored into the measurement of the liability when sufficient information exists. The Company has recognized a liability for the fair market value of conditional future obligations associated with environmental issues in the United States that the Company will be required to remedy at some future date, when these assets are retired. The Company performs an annual evaluation of its obligations regarding this matter and records depreciation and costs associated with accretion of the obligation. This was not material in 2014, 2013 and 2012, and is not expected to be material in the future.
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
The elements of the earnings per share computations were as follows:

(In millions, except per share amounts)	2014	2013	2012
Net income	$214.4	$274.2	$193.0
Weighted-average shares of common stock outstanding	50.1	51.9	55.3
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.9	1.2	1.1
Weighted-average common and common equivalent shares outstanding	51.0	53.1	56.4
Basic earnings per share	$4.28	$5.28	$3.49
Diluted earnings per share	$4.20	$5.17	$3.42
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.4	0.1	0.4
Derivative Financial Instruments. The Company recognizes all derivative instruments as either assets or liabilities in its Consolidated Balance Sheets and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge. The accounting for changes in the value of a derivative accounted for as a hedge depends on the intended use of the derivative and the resulting designation of the hedge exposure. Depending on how the hedge is used and the designation, the gain or loss due to changes in value is reported either in earnings or initially in other comprehensive income. Gains or losses that are reported in other comprehensive income are eventually recognized in earnings, with the timing of this recognition governed by ASC 815, Derivatives and Hedging.
The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany loan transactions, and certain accounts payable. Gains and losses on instruments designated as hedges of net investments in a foreign subsidiary or on intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders' equity as a component of foreign currency translation adjustments within accumulated other comprehensive loss. Forward points associated with these net investment hedges are included in interest expense. Gains and losses on contracts designated as hedges of intercompany transactions that are not permanent in nature are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of identifiable foreign currency forecasted purchases are deferred and included in other comprehensive income. See Note 8 to the Consolidated Financial Statements.

Fair Value Measurements. The Company applies the applicable accounting guidance for fair value measurements. This guidance provides the definition of fair value, describes the method used to appropriately measure fair value in accordance with generally accepted accounting principles and outlines fair value disclosure requirements.
The fair value hierarchy established under this guidance prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:
Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 - Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted prices, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.
Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value from the perspective of a market participant. The Company does not have any Level 3 fair value measurements.
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
In June 2014, the Venezuelan government mandated, based on the results of a pricing audit, that the Company significantly lower its suggested retail selling prices in order to comply with laws limiting prices and profit margins across the Venezuelan economy. Due to certain assumptions made by the Venezuelan government during the pricing audit, as well as anticipated changes in its value chain in light of the pricing mandate, the Company anticipated using the SICAD 2 Rate, which is currently 50.0 bolivars to the U.S. dollar, to make certain future exchanges of bolivars for U.S. dollars and measure its operating activities. As a result, the Company remeasured the net monetary assets on its balance sheet at the end of the second quarter at the SICAD 2 Rate. The negative impact of this change in exchange rate was $15.8 million, which was also recorded in Other Expense. There were also negative $6.4 million and $10.6 million pretax impacts in the second and third quarters of 2014, respectively, of recording in cost of goods sold inventory at the exchange rates at which it was purchased, or manufactured, rather than the weaker exchange rates used to translate bolivar sales in those quarters. In addition, in the third quarter of 2014, the Company exchanged bolivars at exchange rates more favorable than the SICAD 2 Rate at which the bolivars were recorded at the end of the second quarter of 2014. These transactions generated an exchange gain of $4.6 million, which was included in Other Income on the Company's Consolidated Statements of Income.
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, eliminating the SICAD 2 auction process and introducing the Marginal Currency System, or Simadi, a system that will operate through both public and private stock exchanges in conjunction with the current SICAD 1 mechanism. Some U.S. dollars will continue to be available at the Official Rate for goods and services deemed essential. Under Simadi, businesses are allowed to purchase and sell foreign currency at a price set by the market, which was approximately 172.0 bolivars to the U.S. dollar as of February 20, 2015. In light of this new currency exchange mechanism, the Company is not able to predict, at this time, what rate will be available in the future for it to exchange Venezuelan bolivars into U.S. dollars without access to the SICAD 2 auction mechanism, as well as potential limitations on the amounts available to it under existing currency exchange mechanisms using the SICAD 1 and Official Rates.
As of the end of 2014, the Company had approximately $6 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar. In addition, the Company had $3 million in inventory, $16 million in property, plant and equipment, as well as $4 million in other non-monetary assets.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

New Accounting Pronouncements. In April 2014, the FASB issued an amendment to existing guidance regarding requirements for reporting discontinued operations. The amendment is effective prospectively for fiscal years beginning after December 15, 2014, and early adoption is permitted. The Company does not expect the amendment to have a significant impact on the its Consolidated Financial Statements based on its having no history of material situations that would qualify as discontinued operations.
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
In January 2015, the FASB issued an amendment to existing guidance to eliminate the concept of extraordinary items. The amendment is effective prospectively for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption of this amendment to have an impact on its Consolidated Financial Statements.
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
The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2014	2013	2012
Severance	$7.4	$7.3	$5.3
Other	3.6	2.0	17.1
Total re-engineering and impairment charges	$11.0	$9.3	$22.4
The Company recorded re-engineering and impairment charges of $7.4 million, $7.3 million and $5.3 million in 2014, 2013 and 2012, respectively, related to severance costs incurred to reduce headcount in several of its operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States, the Nutrimetics business in Thailand and a manufacturing plant in India, as well as a write-off of $1.1 million in capitalized software in connection with a new information systems project. Re-engineering charges were also related to changes in the Company's European operations in 2013 and exiting the Nutrimetics businesses in Greece and the United Kingdom in 2012. In 2012, re-engineering and impairment charges included $0.9 million in non-severance exit costs, primarily related to the decision to cease operating the Nutrimetics businesses in Greece and the United Kingdom. Also in connection with the liquidation of the Nutrimetics business in the United Kingdom, the Company incurred a $16.2 million non-cash charge that related to the reclassification of currency translation adjustments from accumulated other comprehensive loss into operating income.

Pretax costs incurred in connection with the re-engineering program included above and other amounts allocated to cost of products sold were as follows:

(In millions)	2014	2013	2012
Re-engineering and impairment charges	$11.0	$9.3	$22.4
Cost of products sold	2.3	—	0.2
Total pretax re-engineering costs	$13.3	$9.3	$22.6
The balances included in accrued liabilities related to re-engineering and impairment charges as of December 27, 2014, December 28, 2013, and December 29, 2012 were as follows:

(In millions)	2014	2013	2012
Beginning balance	$2.6	$1.5	$3.0
Provision	11.0	9.3	22.4
Non-cash charges	(1.8)	(0.1)	(16.2)
Cash expenditures:
Severance	(7.1)	(6.1)	(6.0)
Other	(2.3)	(2.0)	(1.7)
Ending balance	$2.4	$2.6	$1.5
The accrual balance as of December 27, 2014, relates primarily to severance payments expected to be made by the end of the second quarter of 2015. In connection with the decision to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand in 2014, the Company recorded charges of $1.9 million and $0.4 million, respectively, in cost of sales for inventory obsolescence. In 2012, the Company recorded $0.2 million of such charges related to the Nutrimetics businesses in Greece and the United Kingdom.

Note 3:	Inventories

(In millions)	2014	2013
Finished goods	$242.5	$245.0
Work in process	26.8	27.4
Raw materials and supplies	36.7	41.0
Total inventories	$306.0	$313.4

Note 4:	Property, Plant and Equipment

(In millions)	2014	2013
Land	$41.1	$46.9
Buildings and improvements	213.3	221.3
Molds	636.0	641.3
Production equipment	308.5	318.7
Distribution equipment	38.6	39.5
Computer/telecom equipment	51.9	55.9
Furniture and fixtures	16.3	23.8
Capitalized software	69.3	71.5
Construction in progress	36.4	36.0
Total property, plant and equipment	1,411.4	1,454.9
Less accumulated depreciation	(1,121.1)	(1,154.0)
Property, plant and equipment, net	$290.3	$300.9

Note 5:	Accrued and Other Liabilities
Accrued Liabilities

(In millions)	2014	2013
Income taxes payable	$42.9	$21.5
Compensation and employee benefits	83.8	90.8
Advertising and promotion	68.8	74.1
Taxes other than income taxes	26.7	20.3
Pensions	4.0	3.3
Post-retirement benefits	2.1	2.4
Dividends payable	33.7	31.1
Foreign currency contracts	30.3	19.2
Other	90.9	89.7
Total accrued liabilities	$383.2	$352.4
Other Liabilities

(In millions)	2014	2013
Post-retirement benefits	$18.4	$26.5
Pensions	146.4	128.1
Income taxes	16.5	17.5
Long-term deferred income tax	22.4	30.3
Other	31.0	31.2
Total other liabilities	$234.7	$233.6

Note 6:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation, including the fair value of various trademarks and tradenames. Certain tradenames are allocated between multiple reporting units.
In the third quarters of 2014 and 2013, the Company completed the annual impairment assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balances of $103.7 million and $23.8 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity.

In 2014, the Company performed a Step 1 impairment test ("Step 1") for the goodwill associated with the Fuller Mexico reporting unit as prescribed under ASC 350, Intangibles - Goodwill and Other. The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach, or discounted cash flow approach, also requires an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow model used a forecast period of 10 years and a terminal value. The significant assumptions for the forecast included annual revenue growth rates ranging from 2.0 to 4.0 percent with an average growth rate of 3.8 percent and a 3.0 percent growth rate used in calculating the terminal value. The growth rates were determined by reviewing historical results of the reporting unit and the historical results of the Company’s other similar reporting units, along with the expected contribution from growth strategies being implemented in the Fuller Mexico reporting unit. The discount rate used was 15.3 percent. The market approach relies on an analysis of publicly-traded companies similar to the Company and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.
At the time the Step 1 test was performed, in light of year-to-date results of Fuller Mexico being below previous expectations and current expectations for future results, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 24 percent, was smaller in 2014 than in previous assessments. This decrease was primarily due to lower than expected recruiting and retention of sales force members in light of the competitive and external environment in that market, as well as high field manager turnover. Field managers are those directly responsible for recruiting, motivating and training sales force members. This was partially offset by a lower entity carrying value from amortization of the definite-lived Fuller tradename asset that began in the third quarter of 2013. Despite the amount by which the estimated fair value of the reporting unit exceeded its carrying value resulting from the annual assessment, a smaller sales force size, operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico.
Also in 2014, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 29 percent as of June 2012, the date of its most recent Step 1 analysis of this reporting unit. Based on the Company's evaluation of the assumptions and sensitivities associated with the Step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of June 2012.
In August of 2013, the Company concluded it should reclassify its Fuller tradename from indefinite-lived to definite-lived. This conclusion was primarily reached in light of a long-term transition in the Fuller Mexico business to a new brand name. The reclassification of the Fuller tradename from an indefinite-lived to definite-lived asset triggered an impairment review similar to that performed during an annual assessment, as described above. The results of the impairment test demonstrated that the estimated fair value of the Fuller tradename exceeded its carrying value. As a result of this transition, the Company has estimated that the Fuller tradename has a 10 year useful life with amortization to be recorded on a straight-line basis. Amortization expense recorded in 2014 and 2013 related to the Fuller tradename was $10.2 million and $3.4 million, respectively.

During the second quarter of 2012, the Company completed its annual impairment test of the BeautiControl reporting units, resulting in an impairment charge of $38.9 million, equal to the entire carrying value of the goodwill in the BeautiControl United States and Canada business. This was a result of the year-over-year comparisons of sales, profit and cash flow and expectations for future performance that were below the Company's previous projections. Also in the second quarter, the financial performance of the Nutrimetics reporting units fell below their previous trend line and it became apparent that they would fall significantly short of previous expectations for the year. Additionally, reductions in the forecasted operating trends of NaturCare relating to declines in the rates of growth of sales, profit and cash flows in the Japanese market led to interim impairment testing in both these businesses, as of the end of May and June 2012, respectively. The result of these tests was to record tradename impairments of $13.8 million for Nutrimetics and $9.0 million for NaturCare, primarily due to the use of lower estimated royalty rates, 1.5 percent in 2012 versus 3.0 percent in 2011 for Nutrimetics and 3.75 percent in 2012 versus 4.75 percent in 2011 for NaturCare, in light of lower sales and profit forecasts for these units, as well as macroeconomic factors that increased the discount rates used in the valuations versus those used previously. In estimating the fair value of the tradenames, the Company applied discount rates of 15.2 percent and 13.5 percent, respectively, and annual revenue growth ranging from negative 7.0 percent to positive 7.0 percent, with an average growth rate of positive 2.0 percent, and a long-term terminal growth rate of 3.0 percent. As a result, the tradename intangibles for both Nutrimetics and NaturCare were written down to their implied fair values, totaling $23.0 million, which was considered a Level 3 measurement within the fair value hierarchy.
In addition, the Company wrote off the $7.2 million and $7.7 million carrying values of the goodwill of the Nutrimetics Asia Pacific and Nutrimetics Europe reporting units, respectively, in light of then current operating trends and expected future results, as well as the macroeconomic factors that increased the discount rates used in the valuations.
The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 27, 2014, December 28, 2013 and December 29, 2012:

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Gross goodwill balance at December 29, 2012	$32.3	$86.4	$16.3	$156.2	$6.4	$297.6
Effect of changes in exchange rates	(1.3)	(7.4)	—	(1.8)	(0.9)	(11.4)
Gross goodwill balance at December 28, 2013	31.0	79.0	16.3	154.4	5.5	286.2
Effect of changes in exchange rates	(0.7)	(3.6)	—	(11.8)	(0.7)	(16.8)
Gross goodwill balance at December 27, 2014	$30.3	$75.4	$16.3	$142.6	$4.8	$269.4

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Accumulated impairment balance at December 29, 2012	$24.5	$41.3	$—	$38.9	$—	$104.7
Goodwill impairment	—	—	—	—	—	—
Accumulated impairment balance at December 28, 2013	24.5	41.3	—	38.9	—	104.7
Goodwill impairment	—	—	—	—	—	—
Accumulated impairment balance at December 27, 2014	$24.5	$41.3	$—	$38.9	$—	$104.7

The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 27, 2014
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived trademarks and tradenames	$22.2	$—	$22.2
Definite-lived trademarks and tradenames	94.6	12.6	82.0
Sales force relationships	49.6	48.1	1.5
Total intangible assets	$166.4	$60.7	$105.7

	December 28, 2013
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived trademarks and tradenames	$25.0	$—	$25.0
Definite-lived trademarks and tradenames	104.1	3.4	100.7
Sales force relationships	55.3	52.1	3.2
Total intangible assets	$184.4	$55.5	$128.9
A summary of the identifiable intangible asset account activity is as follows:

	Year Ended
(In millions)	December 27, 2014	December 28, 2013
Beginning balance	$184.4	$199.3
Effect of changes in exchange rates	(18.0)	(14.9)
Ending balance	$166.4	$184.4
Amortization expense was $11.8 million, $4.8 million and $2.0 million in 2014, 2013 and 2012, respectively. The estimated annual amortization expense associated with the above intangibles for each of the five succeeding years is $10.9 million, $9.5 million, $9.5 million, $9.5 million and $9.5 million, respectively.

Note 7:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2014	2013
Fixed rate Senior Notes due 2021	$602.3	$602.6
Five year Revolving Credit Agreement	209.0	230.1
Belgium facility capital lease	13.9	17.5
Other	11.4	5.1
Total debt obligations	836.6	855.3
Less current portion	(221.4)	(235.4)
Long-term debt and capital lease obligations	$615.2	$619.9

(Dollars in millions)	2014	2013
Total short-term borrowings at year-end	$219.1	$232.3
Weighted average interest rate at year-end	1.8%	2.0%
Average short-term borrowings during the year	$448.8	$350.8
Weighted average interest rate for the year	1.7%	1.8%
Maximum short-term borrowings during the year	$530.3	$559.8
Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021 under an indenture (the "Indenture"), entered into by the Company and its 100% subsidiary, Dart Industries Inc. (the “Guarantor”). These Senior Notes were sold at a discount.
On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes") in a registered public offering. As a result of the 2013 issuance, the Company recorded a premium of $7.6 million to be amortized over the life of the Senior Notes. The Company also incurred $1.5 million in deferred financing costs, of which $1.3 million was netted with the premium on the Consolidated Statement of Cash Flows.
The Senior Notes were issued under an Indenture between the Company, the Guarantor and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain customary circumstances specified in the Indenture. These customary circumstances include:

•	payment in full of principal of and premium, if any, and interest on the Senior Notes;

•	satisfaction and discharge of the Indenture;

•	upon legal defeasance or covenant defeasance of the Senior Notes as set forth in the Indenture;

•	as to any property or assets constituting Collateral owned by the Guarantor that is released from its Guarantee in accordance with the Indenture;

•	with the consent of the Holders of the requisite percentage of Senior Notes in accordance with the Indenture; and

•	if the rating on the Senior Notes is changed to investment grade in accordance with the Indenture.
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
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 27, 2014, the Company was in compliance with all of its covenants.

Credit Agreement
In September 2013, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), amended and restated its multicurrency Credit Agreement (the “Credit Agreement”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of December 27, 2014, the Company had total borrowings of $209.0 million outstanding under its Credit Agreement, with $197.5 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and other financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher foreign exchange exposure on the value of its cash during each quarter than at the end of each quarter.
Loans made under the revolving credit facility bear interest under a formula that includes, at the Company's option, one of three different base rates. The Company generally selects the London Interbank Offered Rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate. As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by reference to a pricing schedule based upon the ratio (the “Consolidated Leverage Ratio”) of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended. As of December 27, 2014, the Credit Agreement dictated a base rate spread of 175 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.76 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of December 27, 2014, and currently, the Company had considerable cushion under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to the Credit Agreement as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
In February 2014, the Company entered into a $75.0 million uncommitted line of credit with Credit Agricole Corporate and Investment Bank ("Credit Agricole"). This line of credit dictates an interest rate of LIBOR plus 125 basis points. In July 2014, the Company entered into a $100.0 million uncommitted line of credit with HSBC Bank USA ("HSBC"). This line of credit dictates an interest rate of LIBOR plus 100 basis points. Both Credit Agricole and HSBC are participating banks in the Company's Credit Agreement. As of December 27, 2014, there were no amounts outstanding under these uncommitted lines of credit.
At December 27, 2014, the Company had $730.1 million of unused lines of credit, including $439.1 million under the committed, secured Credit Agreement, and $291.0 million available under various uncommitted lines around the world, including the uncommitted lines of credit with Credit Agricole and HSBC. Interest paid on total debt, including forward points on foreign currency contracts, in 2014, 2013 and 2012 was $53.4 million, $46.1 million and $41.2 million, respectively.

Contractual Maturities
Contractual maturities for debt obligations at December 27, 2014 are summarized by year as follows (in millions):

Year ending:	Amount
December 26, 2015	$221.4
December 31, 2016	2.9
December 30, 2017	2.2
December 29, 2018	2.1
December 28, 2019	1.7
Thereafter	606.3
Total	$836.6
Capital Leases
In 2007, the Company completed construction of its Tupperware center of excellence manufacturing facility in Belgium. Costs related to the new facility and equipment totaled $24.0 million and were financed through a sale lease-back transaction under two separate leases. The two leases are being accounted for as capital leases and have initial terms of 10 years and 15 years and interest rates of 5.1 percent. In 2010, the Company extended a lease on an additional building in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease is now classified as capital and had an initial value of $3.8 million with an initial term of 10 years and an interest rate of 2.9 percent.
Following is a summary of significant capital lease obligations at December 27, 2014 and December 28, 2013:

(In millions)	December 27, 2014	December 28, 2013
Gross payments	$16.3	$20.9
Less imputed interest	2.4	3.4
Total capital lease obligation	13.9	17.5
Less current maturity	2.0	2.1
Capital lease obligation - long-term portion	$11.9	$15.4

Note 8:	Derivative Financial Instruments
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
Fair value hedges are entered into with financial instruments such as forward contracts with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts receivable, accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. In 2014, 2013 and 2012, forward points on fair value hedges resulted in pretax gains of $10.3 million, $11.1 million and $10.3 million, respectively.

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The Company generally enters into cash flow hedge contracts for periods ranging from three to fifteen months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive loss and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance in other comprehensive loss at the end of the annual reporting period will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. The balance in accumulated other comprehensive loss, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a deferred gain/(loss) of $7.8 million, $2.2 million and $(0.2) million as of December 27, 2014, December 28, 2013 and December 29, 2012, respectively. In 2014, 2013 and 2012, the Company recorded, net of tax, net gains/(losses) associated with these types of hedges of $5.6 million, $2.4 million and $(0.4) million, respectively, in other comprehensive loss. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these derivative instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive losses. In 2014, 2013 and 2012, the Company recorded, net of tax, net gains/(losses) associated with these hedges of $25.5 million, $13.3 million and $(8.9) million, respectively, in other comprehensive loss. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the Company's foreign currency contracts designated as net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, other than the euro borrowings designated as a hedge, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. For the years ended December 27, 2014, December 28, 2013 and December 29, 2012 the cash flow impact of these currency hedges was an inflow of $4.6 million, $3.2 million and $2.1 million, respectively.

Following is a listing of the notional amounts included in the Company's outstanding derivative financial instruments as of December 27, 2014 and December 28, 2013. Related to the forward contracts, the “buy” amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies, all translated at the year-end market exchange rates for the U.S. dollar. All forward contracts are hedging net investments in certain foreign subsidiaries, cross-currency intercompany loans that are not permanent in nature, cross-currency external payables and receivables or forecasted purchases. Some amounts are between two foreign currencies:

Forward Contracts	2014		2013
(In millions)	Buy	Sell	Buy	Sell
U.S. dollar	$76.8			$54.7
Euro	70.9		$157.7
South Korean won	10.6		9.7
Philippine peso	7.6		11.3
New Zealand dollar	7.4		4.5
South African rand	6.4			10.4
Danish krone	3.9			3.5
Uruguayan peso	1.5		4.7
Swiss franc		$46.7		49.4
Turkish lira		23.4		11.7
Japanese yen		14.8		3.7
Mexican peso		13.6	18.2
Indonesian rupiah		13.2	2.3
Canadian dollar		11.8		11.0
Russian ruble		11.0		22.9
Singapore dollar		8.1		1.7
Brazilian real		5.9		6.6
Polish zloty		4.5		4.7
Australian dollar		4.2		6.8
Indian rupee		3.7		6.6
Czech koruna		3.6		2.5
Norwegian krone		3.4		1.7
Malaysian ringgit		3.3		2.7
Swedish krona		3.0		1.7
Hungarian forint		2.7		2.4
Croatian kuna		2.3		2.6
Chinese renminbi		1.7	8.1
Romanian leu		1.0		1.2
British pound		1.0		1.0
Other currencies (net)		1.3		8.1
	$185.1	$184.2	$216.5	$217.6
In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency generates a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The above noted notional amounts change based upon changes in the Company's outstanding currency exposures.

The following tables summarize the Company's derivative positions, representing the Company's only fair value measurements performed on a recurring basis, and the impact they had on the Company's financial position as of December 27, 2014 and December 28, 2013. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	2014	2013	Balance sheet location	2014	2013
Foreign exchange contracts	Non-trade amounts receivable	$35.0	$20.3	Accrued liabilities	$30.3	$19.2
The following tables summarize the Company's derivative positions and the impact they had on the Company's results of operations and comprehensive income for the years ended December 27, 2014, December 28, 2013 and December 29, 2012:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2014	2013	2012		2014	2013	2012
Foreign exchange contracts	Other expense	($36.6)	($17.4)	$11.9	Other expense	$35.0	$16.7	($11.9)

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amounts excluded from effectiveness testing)
Cash flow hedging relationships	2014	2013	2012		2014	2013	2012		2014	2013	2012
Foreign exchange contracts	$15.9	$6.5	$(0.9)	Cost of products sold	$9.1	$3.2	$1.0	Interest expense	$(4.9)	$(2.9)	$(2.5)
Net equity hedging relationships
Foreign exchange contracts	38.8	20.8	(13.9)	Other expense	—	—	—	Interest expense	(13.3)	(13.2)	(12.9)
The Company's theoretical credit risk for each derivative instrument is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain/(loss) was $4.7 million, $1.1 million and $(2.6) million at December 27, 2014, December 28, 2013 and December 29, 2012, respectively, and were recorded either in other assets or accrued liabilities, depending upon the net position of the individual contracts. While certain of its fair value hedges of non-permanent intercompany loans mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as the hedges are settled. However, the cash flow impact of certain of these exposures is in turn partially offset by certain hedges of net equity. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

Note 9:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 27, 2014 and December 28, 2013. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes debt was $642.0 million at December 27, 2014 compared with the carrying value of $602.3 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability and is estimated using quoted market prices as provided in secondary markets that consider the Company's specific credit risk and market related conditions.

Note 10:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income (loss) before reclassifications	(85.2)	12.7	(14.9)	(87.4)
Amounts reclassified from accumulated other comprehensive loss	—	(7.1)	2.6	(4.5)
Net current-period other comprehensive income (loss)	(85.2)	5.6	(12.3)	(91.9)
December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
December 29, 2012	$(218.2)	$(0.2)	$(52.9)	$(271.3)
Other comprehensive income (loss) before reclassifications	(64.9)	4.4	10.4	(50.1)
Amounts reclassified from accumulated other comprehensive loss	—	(2.0)	6.6	4.6
Net current-period other comprehensive income (loss)	(64.9)	2.4	17.0	(45.5)
December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Pretax amounts reclassified from accumulated other comprehensive loss that relate to cash flow hedges consisted of net gains of $9.1 million and $3.2 million in 2014 and 2013, respectively. Associated with these items were tax provisions of $2.0 million and $1.2 million in 2014 and 2013, respectively. See Note 8 for further discussion of derivatives.
In 2014 and 2013, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.8 million and $0.7 million, respectively, and pension settlement costs of $1.8 million and $4.0 million, respectively, and actuarial losses of $2.6 million and $5.4 million, respectively. Associated with these items were tax benefits of $1.0 million and $2.1 million, respectively. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 11:	Statements of Cash Flows Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy U.S. minimum statutorily required withholding taxes. In 2014, 2013 and 2012, 102,405, 56,856 and 83,077 shares, respectively, were retained to fund withholding taxes, with values totaling $8.0 million, $4.5 million and $5.1 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.

During the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture is accounted for using the equity method and was included in long-term other assets on the December 27, 2014 balance sheet at the carrying value of the contributed land. The Company does not expect to have any significant cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development.
In 2013 and 2012, the Company acquired $0.3 million and $1.2 million, respectively, of property, plant and equipment under capital lease arrangements. There were no such capital lease arrangements initiated in 2014. Also in 2013, the Company acquired $1.4 million in property, plant and equipment under a non-cash financing arrangement under which the Company is paying three equal annual installments.
In relation to the issuance of the Senior Notes in the first quarter of 2013, the proceeds related to the $7.6 million debt premium were reduced by $1.3 million of non-cash debt issuance costs.

Note 12:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2014	2013	2012
Domestic	$(35.5)	$(18.9)	$(57.5)
Foreign	333.7	379.3	330.3
Total	$298.2	$360.4	$272.8
The domestic and foreign components of income (loss) before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.
The provision (benefit) for income taxes was as follows:

(In millions)	2014	2013	2012
Current:
Federal	$11.5	$2.5	$19.3
Foreign	114.8	106.3	110.3
State	1.5	0.7	0.9
	127.8	109.5	130.5
Deferred:
Federal	(40.6)	4.6	(50.4)
Foreign	(1.9)	(28.0)	0.2
State	(1.5)	0.1	(0.5)
	(44.0)	(23.3)	(50.7)
Total	$83.8	$86.2	$79.8

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2014	2013	2012
Amount computed using statutory rate	$104.4	$126.1	$95.5
Increase (reduction) in taxes resulting from:
Net impact from repatriating foreign earnings and direct foreign tax credits	(17.7)	(14.7)	(21.5)
Foreign income taxes	(20.6)	(26.1)	(26.4)
Impact of non-deductible intangible impairments	—	—	23.7
Impact of non-deductible currency translation losses	19.0	1.3	5.7
Impact of changes in Mexican legislation and revaluation of tax assets	—	(6.8)	—
Other changes in valuation allowances for deferred tax assets	(0.5)	4.6	2.7
Foreign and domestic tax audit settlement and adjustments	—	(1.4)	(2.0)
Other	(0.8)	3.2	2.1
Total	$83.8	$86.2	$79.8
The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates. During 2014, the tax rate was impacted by the devaluation of the Venezuelan bolivar for which there was no tax benefit.
During 2013, a change in Mexican tax law resulted in additional foreign tax costs that were offset by tax credit benefits resulting in a net benefit of $6.8 million. Additionally, the Company entered into a statutory restructuring transaction in a foreign jurisdiction during the fourth quarter of 2013, which resulted in a reduction in valuation allowance balances of $59.3 million, of which $19.0 million related to a write off in net operating losses for which a valuation allowance had already been recorded. The restructuring transaction also resulted in the incurrence of repatriation costs of $43.5 million.
During 2012, the Company recognized a benefit from repatriating current foreign earnings that resulted in an excess credit benefit. The Company also incurred charges related to impairment of goodwill and intangible assets and currency translation adjustments, for which there was no tax benefit.

Deferred tax assets (liabilities) were composed of the following:

(In millions)	2014	2013
Purchased intangibles	$(32.2)	$(38.5)
Other	(9.9)	(11.5)
Gross deferred tax liabilities	(42.1)	(50.0)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	284.4	302.9
Employee benefits accruals	65.2	62.4
Deferred costs	107.5	51.7
Fixed assets basis differences	33.1	31.2
Capitalized intangibles	31.5	29.7
Other accruals	28.0	25.7
Accounts receivable	11.3	13.0
Post-retirement benefits	8.2	11.7
Depreciation	11.2	9.8
Inventory	12.9	9.7
Gross deferred tax assets	593.3	547.8
Valuation allowances	(40.2)	(34.8)
Net deferred tax assets	$511.0	$463.0
At December 27, 2014, the Company had domestic federal and state net operating loss carry forwards of $52.7 million, separate state net operating loss carry forwards of $110.7 million, and foreign net operating loss carry forwards of $373.7 million, of which the Company had included in recognized net deferred tax assets $12.9 million, $0.4 million and $59.0 million, respectively. Of the total foreign and domestic net operating loss carry forwards, $467.4 million expire at various dates from 2015 to 2034, while the remainder have unlimited lives. This balance included net deferred tax assets of $10.7 million for federal net operating losses, which would expire in the years 2020 through 2034 if not utilized, $38.2 million of foreign net operating losses which would expire in 2023 if not utilized and $4.3 million of foreign net operating losses which would expire in 2015 if not utilized. During 2014, the Company realized net cash benefits of $20.7 million related to foreign net operating loss carry forwards. At December 27, 2014 and December 28, 2013, the Company had estimated gross foreign tax credit carry forwards of $174.7 million and $202.6 million, respectively, most of which would expire in 2018 through 2023 if not utilized. Deferred costs in 2014 include assets of $107.9 million related to advanced payment agreements entered into by the Company with its foreign subsidiaries, which are expected to reverse over the next three years.
At December 27, 2014 and December 28, 2013, the Company had valuation allowances against certain deferred tax assets totaling $40.2 million and $34.8 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The credit and net operating loss carry forwards decreased by $18.5 million, primarily due to a reduction in the balance of federal foreign tax credits. The increase in deferred costs of $55.8 million is due to additional advanced payment agreements entered into during the year.
The Company paid income taxes in 2014, 2013 and 2012 of $117.0 million, $102.7 million and $106.4 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $3.4 million, $2.6 million and $4.1 million in 2014, 2013 and 2012, respectively.

As of December 27, 2014 and December 28, 2013, the Company's gross unrecognized tax benefit was $22.5 million and $27.4 million, respectively. The Company estimates that approximately $20.4 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2014	2013	2012
Balance, beginning of year	$27.4	$24.9	$28.6
Additions based on tax positions related to the current year	3.9	6.0	2.1
Additions for tax positions of prior year	1.2	4.4	2.7
Reduction for tax positions of prior years	(3.1)	(1.9)	(2.6)
Settlements	(1.9)	(1.3)	(1.7)
Reductions for lapse in statute of limitations	(3.7)	(4.4)	(4.5)
Impact of foreign currency rate changes versus the U.S. dollar	(1.3)	(0.3)	0.3
Balance, end of year	$22.5	$27.4	$24.9
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.5 million and $5.9 million as of December 27, 2014 and December 28, 2013, respectively. Interest and penalties included in the provision for income taxes totaled $0.9 million, $0.5 million and $0.3 million for 2014, 2013 and 2012, respectively.
During the year ended December 27, 2014, the accrual for uncertain tax positions decreased by $1.9 million primarily as a result of the Company agreeing to a transfer pricing settlement in various foreign jurisdictions and entering into an Advanced Pricing Agreement, as well as a $3.7 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken in various foreign tax jurisdictions were partially offset by the impact of foreign exchange rate translation.
During the year ended December 28, 2013, the accrual for uncertain tax positions primarily increased due to uncertain positions being taken during the year in various foreign tax jurisdictions, partially offset by a $4.4 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. The accrual was further impacted by changes in foreign exchange rates.
During the year ended December 29, 2012, the accrual for uncertain tax positions decreased $4.5 million due to the expiration of the statute of limitations in various jurisdictions. The accrual also increased for positions being taken during the year in various tax filings. The accrual is further impacted by changes in foreign exchange rates.
The Company operates globally and files income tax returns in the United States federal, various state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. federal tax for years before 2002, Australia (2009), Brazil (2005), China (2003), France (2010), Germany (2011), Greece (2008), India (2002), Indonesia (2007), Malaysia (2007), Mexico (2008), South Africa (2008) and Venezuela (2009), with limited exceptions.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.4 million. For the remaining balance as of December 27, 2014, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

As of December 27, 2014, the Company had foreign undistributed earnings of $1.25 billion where it is the Company's intent that the earnings be reinvested indefinitely. Consequently, the Company has not provided for U.S. deferred income taxes on these undistributed earnings. The determination of the amount of unrecognized deferred U.S. income tax liability associated with these undistributed earnings is not practicable because of the complexities associated with the calculation.
The Company recognized $6.3 million, $14.5 million and $13.7 million of benefits for deductions associated with the exercise of employee stock options in 2014, 2013 and 2012, respectively. These benefits were added directly to paid-in capital, and were not reflected in the provision for income taxes.

Note 13:	Retirement Benefit Plans
The Company has various defined benefit pension plans covering substantially all domestic employees employed as of June 30, 2005, except those employed by BeautiControl, and certain employees in other countries. In addition to providing pension benefits, the Company provides certain post-retirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company or satisfy certain age and years of service requirements. The medical plans are contributory for most retirees with contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees. Most employees and retirees outside the United States are covered by government healthcare programs.
The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Post-retirement benefits		Pension benefits
(In millions)	2014	2013	2014	2013	2014	2013
Change in benefit obligations:
Beginning balance	$55.9	$67.5	$28.9	$33.1	$190.4	$198.1
New Plan, beginning balance	—	—	—	—	—	3.6
Service cost	0.3	0.3	0.1	0.2	10.7	11.0
Interest cost	2.1	2.1	1.1	1.1	6.4	6.3
Actuarial loss (gain)	11.5	(9.3)	(7.8)	(3.2)	25.1	(1.9)
Benefits paid	(2.2)	(0.8)	(1.8)	(2.2)	(12.1)	(9.6)
Impact of exchange rates	—	—	(0.1)	(0.1)	(21.3)	(3.7)
Plan participant contributions	—	—	—	—	1.8	0.7
Settlements/Curtailments	—	(3.9)	—	—	(3.3)	(14.1)
Ending balance	$67.6	$55.9	$20.4	$28.9	$197.7	$190.4
Change in plan assets at fair value:
Beginning balance	$32.3	$31.7	$—	$—	$82.6	$86.6
Actual return on plan assets	3.9	4.8	—	—	4.7	7.4
Company contributions	1.8	0.8	1.8	2.2	13.4	13.5
Plan participant contributions	—	—	—	—	1.8	1.3
Benefits and expenses paid	(2.5)	(1.1)	(1.8)	(2.2)	(12.0)	(10.0)
Impact of exchange rates	—	—	—	—	(7.6)	(2.1)
Settlements	—	(3.9)	—	—	(3.6)	(14.1)
Ending balance	$35.5	$32.3	$—	$—	$79.3	$82.6
Funded status of plans	$(32.1)	$(23.6)	$(20.4)	$(28.9)	$(118.4)	$(107.8)

Amounts recognized in the balance sheet consisted of:

(In millions)	December 27, 2014	December 28, 2013
Accrued benefit liability	$(170.9)	$(160.3)
Accumulated other comprehensive loss (pretax)	66.2	49.3
Items not yet recognized as a component of pension expense as of December 27, 2014 and December 28, 2013 consisted of:

	2014		2013
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$1.3	$—	$0.3	$—
Prior service cost (benefit)	3.6	(10.6)	3.9	(4.6)
Net actuarial loss	69.0	2.9	45.6	4.1
Accumulated other comprehensive loss (pretax)	$73.9	$(7.7)	$49.8	$(0.5)
Components of other comprehensive loss (income) for the years ended December 27, 2014 and December 28, 2013 consisted of the following:

	2014		2013
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$—	$—	$(0.1)	$—
Net prior service cost (benefit)	(0.3)	(7.0)	3.7	0.7
Net actuarial loss (gain)	30.2	(0.2)	(26.1)	(3.5)
Impact of exchange rates	(5.8)	—	(1.0)	—
Other comprehensive loss (income)	$24.1	$(7.2)	$(23.5)	$(2.8)
In 2015, the Company expects to recognize a prior service benefit of approximately $1.3 million and a net actuarial loss of $4.4 million as components of pension and post-retirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 27, 2014 and December 28, 2013 was $218.5 million and $213.0 million, respectively. At December 27, 2014 and December 28, 2013, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $191.8 million and $156.3 million, and the fair value of their assets was $74.3 million and $54.3 million as of December 27, 2014 and December 28, 2013, respectively. At December 27, 2014 and December 28, 2013, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.

The costs associated with all of the Company's plans were as follows:

	Pension benefits			Post-retirement benefits
(Dollars in millions)	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost and expenses	$10.8	$11.5	$9.9	$0.1	$0.2	$0.1
Interest cost	8.6	8.4	8.9	1.1	1.1	1.2
Return on plan assets	(5.8)	(5.7)	(5.6)	—	—	—
Settlement/Curtailment	1.8	4.0	1.7	—	—	—
Employee contributions	(0.3)	(0.3)	(0.3)	—	—	—
Net deferral	2.7	5.0	4.3	(0.6)	(0.4)	(0.4)
Net periodic benefit cost	$17.8	$22.9	$18.9	$0.6	$0.9	$0.9
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	3.9%	3.3%	3.7%	4.5%	3.5%	4.0%
Discount rate, benefit obligations	3.5	4.0	3.3	3.8	4.5	3.5
Return on plan assets	8.3	8.3	8.3	n/a	n/a	n/a
Salary growth rate, net periodic benefit cost	3.0	3.0	3.0	n/a	n/a	n/a
Salary growth rate, benefit obligations	3.0	3.0	3.0	n/a	n/a	n/a
Foreign plans
Discount rate	2.6%	3.5%	3.3%	n/a	n/a	n/a
Return on plan assets	3.8	4.4	4.1	n/a	n/a	n/a
Salary growth rate	3.2	3.3	3.1	n/a	n/a	n/a
____________________
na    Not applicable

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2014 was 8.3 percent and 3.8 percent, respectively, and 8.3 percent and 4.4 percent for 2013, respectively.
The Company determines the discount rate primarily by reference to rates on high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rates used to determine the benefit obligation for its U.S. and foreign plans for 2014 was 3.5 percent and 2.6 percent, respectively, and 4.0 percent and 3.5 percent for 2013, respectively.
During 2014, the Company made changes to certain post-retirement healthcare benefits. Effective January 1, 2015, Medicare eligible participants were moved from the self-insured employer plan to a private Medicare exchange, receiving a fixed subsidy from the Company. The Company re-measured the post-retirement benefits obligation as of the date of the plan change, resulting in a decrease to the obligation of $7.0 million. The Company no longer uses the assumed healthcare cost trends to value its post-retirement benefits obligation.

The Company sponsors a number of pension plans in the United States and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company's overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is rebalanced to obtain the target asset mix if the percentages fall outside of the range considered acceptable. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. While the Company's plans do not invest directly in its own stock, it is possible that the various plans' investments in mutual, commingled or indexed funds or insurance contracts (GIC's) may hold ownership of Company securities. The investment objectives of each unit are more specifically outlined below.
The Company's weighted-average asset allocations at December 27, 2014 and December 28, 2013, by asset category, were as follows:

	2014		2013
Asset category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	64%	29%	64%	37%
Fixed income securities	36	17	36	15
Cash and money market investments	—	7	—	3
Guaranteed contracts	—	46	—	44
Other	—	1	—	1
Total	100%	100%	100%	100%
The fair value of the Company's pension plan assets at December 27, 2014 by asset category was as follows:

Description of assets (in millions)		December 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$35.5	$—	$35.5	$—
Foreign plans:
Australia	Investment fund (b)	2.9	—	2.9	—
Switzerland	Guaranteed insurance contract (c)	27.6	—	—	27.6
Germany	Guaranteed insurance contract (c)	5.5	—	—	5.5
Belgium	Mutual fund (d)	22.8	22.8	—	—
Austria	Guaranteed insurance contract (c)	0.5	—	—	0.5
Korea	Guaranteed insurance contract (c)	3.1	—	—	3.1
Japan	Common/collective trust (e)	11.9	—	11.9	—
Philippines	Fixed income securities (f)	1.6	1.6	—	—
	Equity fund (f)	3.4	3.4	—	—
Total		$114.8	$27.8	$50.3	$36.7

The fair value of the Company's pension plan assets at December 28, 2013 by asset category was as follows:

Description of assets (in millions)		December 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$32.3	$—	$32.3	$—
Foreign plans:
Australia	Investment fund (b)	5.7	—	5.7	—
Switzerland	Guaranteed insurance contract (c)	27.0	—	—	27.0
Germany	Guaranteed insurance contract (c)	6.0	—	—	6.0
Belgium	Mutual funds (d)	23.6	23.6	—	—
Austria	Guaranteed insurance contract (c)	0.5	—	—	0.5
Korea	Guaranteed insurance contract (c)	2.9	—	—	2.9
Japan	Common/collective trust (e)	12.5	—	12.5	—
Philippines	Fixed income securities (f)	2.3	2.3	—	—
	Equity fund (f)	2.1	2.1	—	—
Total		$114.9	$28.0	$50.5	$36.4
____________________

(a)
The investment strategy of the U.S. pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. As of each of the years ended December 27, 2014 and December 28, 2013, the common trusts held 64 percent of its assets in equity securities and 36 percent in fixed income securities in both years. The percentage of funds invested in equity securities at the end of 2014 and 2013, included: 33 percent in large U.S. stocks, 21 percent small U.S. stocks, and 10 percent in international stocks. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
For each period presented, the strategy of this fund is to achieve a long-term net return of at least 4 percent above inflation based on the Australian consumer price index over a rolling five-year period. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 27, 2014 and December 28, 2013, the percentage of funds held in investments included: Australian equities of 30 percent and 31 percent, government and corporate bonds of 12 percent and 11 percent, cash of 6 percent and 9 percent, other equities of listed companies outside of Australia of 43 percent and 40 percent, respectively, and real estate of 9 percent in each year.

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

(d)
The strategy of the Belgian plan in each period presented is to seek to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62 percent in equity securities and 38 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 27, 2014 and December 28, 2013, the percentage of funds held in various asset classes included: large-cap equities of European companies of 26 percent and 30 percent, small-cap equities of European companies of 17 percent and 19 percent, equities outside of Europe, mainly in the U.S. and emerging markets, of 8 percent and 10 percent, and bonds, primarily from European and U.S. governments, of 30 percent and 41 percent, respectively. The remaining amount in 2014 included 19 percent in a money market fund.

(e)
The Company's strategy for each period presented is to invest approximately 57 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 43 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 50 percent equities in Japanese listed securities, 7 percent in equities outside of Japan, 3 percent in cash and other short-term investments and 40 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100 percent of total funded assets as of December 27, 2014 and December 28, 2013. As of the end of 2014 and 2013, the allocation of funds within the common collective trust included: 51 percent and 52 percent in Japanese equities, 7 percent and 8 percent in equities of companies based outside of Japan, and 4 percent and 40 percent in cash and other short term investments, respectively. In 2014, the remaining 38 percent of funds were invested in Japanese bonds. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.

(f)
In both years, the investment strategy in the Philippines was to achieve an appropriate balance between risk and return, from a diversified portfolio of Philippine peso denominated bonds and equities. The target asset class allocations is 57 percent in equity securities, 38 percent fixed income securities and 5 percent in cash and deposits. The fixed income securities at year end included assets valued using a weighted average of completed deals on similarly termed government securities, as well as balances invested in short term deposit accounts. The equity index fund was valued at the closing price of the active market in which it was traded.

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
(In millions)	December 27, 2014	December 28, 2013
Beginning balance	$36.4	$44.4
Realized gains	0.7	1.2
Purchases, sales and settlements, net	2.6	(9.9)
Impact of exchange rates	(3.0)	0.7
Ending balance	$36.7	$36.4
The Company expects to contribute $12.8 million to its U.S. and foreign pension plans and $2.1 million to its other U.S. post-retirement benefit plan in 2015.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $8.7 million, $10.5 million and $10.9 million for 2014, 2013 and 2012, respectively.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's U.S. and foreign plans (in millions):

Years	Pension benefits	Post-retirement benefits	Total
2015	$17.9	$2.1	$20.0
2016	12.4	2.0	14.4
2017	30.4	1.9	32.3
2018	12.8	1.8	14.6
2019	16.8	1.7	18.5
2020-2024	71.9	6.9	78.8

Note 14:	Incentive Compensation Plans
On May 12, 2010, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2010 Incentive Plan (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2010 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 4,750,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under these plans. The total number of shares available for grant under the 2010 Incentive Plan as of December 27, 2014 was 2,715,403.
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

	2014	2013	2012
Dividend yield	3.3%	2.9%	2.5%
Expected volatility	40%	41%	39%
Risk-free interest rate	2.1%	2.0%	1.2%
Expected life	7 years	7 years	8 years

Stock option activity for 2014, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 28, 2013	2,360,275	$44.16
Granted	332,210	64.02
Expired/Forfeited	(5,711)	78.49
Exercised	(494,638)	35.88
Outstanding at December 27, 2014	2,192,136	$48.95	$37.0
Exercisable at December 27, 2014	1,583,642	$41.54	$36.6
The intrinsic value of options exercised during 2014, 2013 and 2012 totaled $20.4 million, $38.5 million and $23.5 million, respectively. The average remaining contractual life on outstanding and exercisable options was 6.2 years and 5.0 years, respectively, at the end of 2014. The weighted average estimated grant date fair value of 2014, 2013 and 2012 option grants was $19.17, $27.61 and $19.73 per share, respectively.
Performance Awards, Restricted Stock and Restricted Stock Units
The Company also grants restricted stock, restricted stock units, performance-vested awards and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one to three years. Compensation expense associated with restricted stock and restricted stock units is equal to the market value of the Company's common stock on the date of grant, and for time-vested awards, is recorded straight-line over the required service period. For performance-vested awards, expense is determined by the market value of the Company's common stock on the grant date and the number of shares ultimately earned as described below and is recorded over the required service period, subject to a probability assessment of achieving the performance criteria. The grant date fair value per share of market-vested awards already reflect the probability of achieving the market condition, and is therefore used to record expense straight line over the performance period regardless of actual achievement.
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
The Company's performance-vested awards, granted under its performance share plan, provide incentive opportunity based on the overall success of the Company over a three year performance period, as reflected through a measure of diluted earnings per share in 2012 through 2014, as well as cash flow in 2013 and 2012.
In 2014, the Company began granting market-vested awards under the Company's performance share plan. These awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary index and the Company's 2014 Compensation Peer Group (collectively, the "Comparative Group") over a three year performance period. As the 2014 rTSR grant has a market condition, the fair value per share of $70.85 was determined using a Monte-Carlo simulation. The Monte-Carlo simulation estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.
In 2014, as a result of the Company's performance, the estimated number of shares expected to vest decreased by 38,468 shares for the three performance share plans running during 2014.

Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2014 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date fair value
Outstanding at December 28, 2013	813,732	$51.92
Granted	237,736	72.86
Performance share adjustments	(38,468)	77.92
Vested	(348,880)	47.87
Forfeited	(12,271)	70.86
Outstanding at December 27, 2014	651,849	$59.76
The fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2014, 2013 and 2012 was $26.8 million, $14.8 million and $19.6 million, respectively. The weighted-average grant-date fair value per share of these awards in 2014, 2013 and 2012 was $72.86, $82.62 and $60.69, respectively.
For awards which are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 23,986, 19,099 and 7,071 shares as of December 27, 2014, December 28, 2013 and December 29, 2012, respectively. These outstanding cash settled awards had a fair value of $1.5 million, $1.8 million and $0.4 million as of December 27, 2014, December 28, 2013 and December 29, 2012, respectively.
Compensation expense associated with all employee stock-based compensation was $18.9 million, $19.5 million and $20.1 million in 2014, 2013 and 2012, respectively. The estimated tax benefit associated with this compensation expense was $6.8 million, $7.0 million and $7.2 million in 2014, 2013 and 2012, respectively. As of December 27, 2014, total unrecognized stock based compensation expense related to all stock based awards was $25.6 million, which is expected to be recognized over a weighted average period of 26 months.
Expense related to earned cash performance awards of $13.2 million, $19.4 million and $22.6 million was included in the Consolidated Statements of Income for 2014, 2013 and 2012, respectively.
The Company's Board of Directors has authorized up to $2 billion of open market share repurchases under a program that began in 2007 and expires on February 1, 2017. During 2014, 2013 and 2012, under this program, the Company repurchased 1.2 million, 4.6 million and 3.3 million shares at an aggregate cost of $84.3 million, $374.9 million and $200.0 million, respectively. Since inception of the program through December 27, 2014, the Company had repurchased 21.3 million shares at an aggregate cost of $1.29 billion.

Note 15:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
Effective with the first quarter of 2014, the management structure of the Company’s Nutrimetics France business was re-aligned for operational and strategic purposes. Consequently, Nutrimetics France is now being reported in the Asia Pacific segment, whereas it had previously been reported in the Europe segment. Comparable information from 2013 has been reclassified to conform to the new presentation. In full year 2014 and 2013, Nutrimetics France generated less than 1 percent of total sales.

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

South America	Both housewares and beauty products under the Armand Dupree, Fuller®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $510.8 million, $557.0 million and $610.5 million in 2014, 2013 and 2012, respectively.

(In millions)	2014	2013	2012
Net sales:
Europe	$730.3	$771.5	$780.0
Asia Pacific	849.9	848.1	792.1
Tupperware North America	349.9	358.0	344.8
Beauty North America	290.9	320.1	348.3
South America	385.1	373.9	318.6
Total net sales	$2,606.1	$2,671.6	$2,583.8
Segment profit:
Europe	$118.2	$130.6	$132.0
Asia Pacific	191.0	187.5	172.3
Tupperware North America	68.3	65.9	63.7
Beauty North America	1.3	16.1	30.2
South America	27.1	68.9	61.0
Total segment profit	405.9	469.0	459.2
Unallocated expenses	(55.9)	(62.4)	(62.6)
Re-engineering and impairment charges (a)	(11.0)	(9.3)	(22.4)
Impairment of goodwill and intangibles (b)	—	—	(76.9)
Gains on disposal of assets (c)	2.7	0.7	7.9
Interest expense, net	(43.5)	(37.6)	(32.4)
Income before taxes	$298.2	$360.4	$272.8

(In millions)	2014	2013	2012
Depreciation and amortization:
Europe	$20.3	$20.7	$20.5
Asia Pacific	13.0	10.6	10.3
Tupperware North America	9.6	8.4	7.6
Beauty North America	11.8	7.5	5.2
South America	4.2	2.8	2.1
Corporate	4.8	4.8	3.9
Total depreciation and amortization	$63.7	$54.8	$49.6
Capital expenditures:
Europe	$18.9	$19.5	$24.7
Asia Pacific	19.3	18.8	23.3
Tupperware North America	11.8	10.7	10.1
Beauty North America	3.1	3.7	3.8
South America	12.6	12.9	11.8
Corporate	3.7	3.4	1.9
Total capital expenditures	$69.4	$69.0	$75.6
Identifiable assets:
Europe	$337.3	$360.8	$377.8
Asia Pacific	321.4	315.2	338.9
Tupperware North America	137.1	148.4	140.0
Beauty North America	317.0	356.7	320.3
South America	131.1	127.6	114.9
Corporate	539.2	535.2	529.9
Total identifiable assets	$1,783.1	$1,843.9	$1,821.8
____________________

(a)	The re-engineering and impairment charges line includes severance expenses and other exit costs. See Note 2 to the Consolidated Financial Statements.

(b)
Reviews of the value of the intangible assets related to the acquisition of the Sara Lee direct-to-consumer units acquired in 2005 and BeautiControl acquired in 2000, resulted in the conclusion that certain of the tradenames and goodwill had been impaired in 2012. This resulted in charges of $76.9 million related to BeautiControl, NaturCare and Nutrimetics. There were no such impairments in 2013 and 2014. See Note 6 for further details.

(c)
Gain on disposal of assets in 2014 includes $1.3 million from the sale of land near the Orlando, FL headquarters and $1.1 million from the sale of a facility in Australia. Gains on disposal of assets in 2013 primarily related to the collection of proceeds on Orlando land sold in 2006. In 2012, this caption included $7.5 million from the sale of a facility in Belgium, $0.2 million from insurance proceeds due to a flood in Venezuela and $0.2 million from equipment sales.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. Sales of Tupperware® and beauty products to customers in Mexico were $387.7 million, $407.6 million and $404.8 million in 2014, 2013 and 2012, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware® and beauty products to customers in the United States were $210.4 million, $229.3 million and $244.7 million in 2014, 2013 and 2012, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.
Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2014, 2013 and 2012, respectively, long-lived assets in the United States were $88.7 million, $90.4 million and $85.5 million.

As of December 27, 2014 and December 28, 2013, the Company's net investment in international operations was $503.4 million and $602.1 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

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
Kraft Foods, Inc., which was formerly affiliated with Premark International, Inc., the Company's former parent, has assumed any liabilities arising out of certain divested or discontinued businesses. The liabilities assumed include matters alleging product liability, environmental liability and infringement of patents. As part of the acquisition of the direct-to-consumer businesses of Sara Lee Corporation in December 2005, that company indemnified the Company for any liabilities arising out of any existing litigation at that time and for certain legal matters arising out of circumstances that might relate to periods before or after the date of the acquisition.
Leases. Rental expense for operating leases totaled $38.0 million in 2014, $31.7 million in 2013 and $32.1 million in 2012. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 27, 2014 were: 2015-$31.1 million; 2016-$20.1 million; 2017-$11.1 million; 2018-$7.3 million; 2019-$4.9 million; and after 2019-$4.3 million. Leases included in the minimum rental commitments for 2015 and 2016 primarily relate to lease agreements for automobiles which generally have a lease term of two to three years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17:	Allowance for Long-Term Receivables
As of December 27, 2014, $14.2 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of December 27, 2014 was as follows:

(In millions)
December 28, 2013	$20.5
Write-offs	(6.2)
Provision (a)	2.9
Currency translation adjustment	(4.1)
December 27, 2014	$13.1
____________________
(a)    Provision includes $2.2 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 7 to the Consolidated Financial Statements.
Condensed consolidated financial information as of December 27, 2014 and December 28, 2013 and for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.

Consolidating Statement of Income

	Year ended December 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,613.9	$(7.8)	$2,606.1
Other revenue	—	138.5	25.9	(164.4)	—
Cost of products sold	—	25.9	1,020.8	(162.7)	884.0
Gross margin	—	112.6	1,619.0	(9.5)	1,722.1
Delivery, sales and administrative expense	19.5	67.1	1,269.0	(9.5)	1,346.1
Re-engineering and impairment charges	—	0.1	10.9	—	11.0
Gains on disposal of assets including insurance recoveries, net	—	—	2.7	—	2.7
Operating income (loss)	(19.5)	45.4	341.8	—	367.7
Interest income	0.4	28.9	4.4	(30.7)	3.0
Interest expense	36.3	20.7	20.2	(30.7)	46.5
Income from equity investments in subsidiaries	250.3	217.4	—	(467.7)	—
Other expense	—	0.2	25.8	—	26.0
Income before income taxes	194.9	270.8	300.2	(467.7)	298.2
Provision for income taxes	(19.5)	20.8	82.5	—	83.8
Net income	$214.4	$250.0	$217.7	$(467.7)	$214.4
Comprehensive income	$122.5	$160.9	$166.4	$(327.3)	$122.5
Consolidating Statement of Income

	Year ended December 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,679.0	$(7.4)	$2,671.6
Other revenue	—	124.6	18.3	(142.9)	—
Cost of products sold	—	18.3	1,012.3	(140.8)	889.8
Gross margin	—	106.3	1,685.0	(9.5)	1,781.8
Delivery, sales and administrative expense	20.8	72.0	1,286.4	(9.5)	1,369.7
Re-engineering and impairment charges	—	—	9.3	—	9.3
Gains on disposal of assets including insurance recoveries, net	—	—	0.7	—	0.7
Operating income (loss)	(20.8)	34.3	390.0	—	403.5
Interest income	0.4	30.9	7.4	(36.1)	2.6
Interest expense	33.8	19.8	22.7	(36.1)	40.2
Income from equity investments in subsidiaries	308.9	280.9	—	(589.8)	—
Other expense (income)	—	(0.1)	5.6	—	5.5
Income before income taxes	254.7	326.4	369.1	(589.8)	360.4
Provision for income taxes	(19.5)	18.7	87.0	—	86.2
Net income	$274.2	$307.7	$282.1	$(589.8)	$274.2
Comprehensive income	$228.7	$262.7	$249.4	$(512.1)	$228.7

Consolidating Statement of Income

	Year ended December 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,591.3	$(7.5)	$2,583.8
Other revenue	—	128.2	30.8	(159.0)	—
Cost of products sold	—	30.9	992.0	(166.5)	856.4
Gross margin	—	97.3	1,630.1	—	1,727.4
Delivery, sales and administrative expense	21.7	55.4	1,252.4	—	1,329.5
Re-engineering and impairment charges	—	—	22.4	—	22.4
Impairment of goodwill and intangible assets	—	—	76.9	—	76.9
Gains on disposal of assets including insurance recoveries, net	—	0.5	7.4	—	7.9
Operating income (loss)	(21.7)	42.4	285.8	—	306.5
Interest income	1.6	30.9	4.9	(34.9)	2.5
Interest expense	28.1	20.4	21.3	(34.9)	34.9
Income from equity investments in subsidiaries	223.8	180.8	—	(404.6)	—
Other expense	—	1.0	0.3	—	1.3
Income before income taxes	175.6	232.7	269.1	(404.6)	272.8
Provision for income taxes	(17.4)	11.2	86.0	—	79.8
Net income	$193.0	$221.5	$183.1	$(404.6)	$193.0
Comprehensive income	$217.2	$248.8	$178.6	$(427.4)	$217.2

Condensed Consolidating Balance Sheet

	December 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$77.0	$—	$77.0
Accounts receivable, net	—	—	168.1	—	168.1
Inventories	—	—	306.0	—	306.0
Deferred income tax benefits, net	6.2	36.9	75.7	—	118.8
Non-trade amounts receivable, net	0.1	9.2	90.7	(38.2)	61.8
Intercompany receivables	11.8	755.2	227.6	(994.6)	—
Prepaid expenses and other current assets	1.4	1.8	101.8	(83.1)	21.9
Total current assets	19.5	803.1	1,046.9	(1,115.9)	753.6
Deferred income tax benefits, net	97.5	189.2	130.0	—	416.7
Property, plant and equipment, net	—	43.7	246.6	—	290.3
Long-term receivables, net	—	0.1	17.2	—	17.3
Trademarks and tradenames	—	—	104.2	—	104.2
Other intangible assets, net	—	—	1.5	—	1.5
Goodwill	—	2.9	161.8	—	164.7
Investments in subsidiaries	1,479.0	575.0	—	(2,054.0)	—
Intercompany notes receivable	48.4	554.1	236.5	(839.0)	—
Other assets, net	4.2	0.6	160.1	(130.1)	34.8
Total assets	$1,648.6	$2,168.7	$2,104.8	$(4,139.0)	$1,783.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.6	$140.2	$—	$142.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	110.9	2.3	108.2	—	221.4
Intercompany payables	632.0	225.0	137.6	(994.6)	—
Accrued liabilities	66.4	144.1	294.0	(121.3)	383.2
Total current liabilities	809.3	374.0	680.0	(1,115.9)	747.4
Long-term debt and capital lease obligations	602.3	—	12.9	—	615.2
Intercompany notes payable	32.5	204.0	602.5	(839.0)	—
Other liabilities	18.7	155.5	190.6	(130.1)	234.7
Shareholders' equity	185.8	1,435.2	618.8	(2,054.0)	185.8
Total liabilities and shareholders' equity	$1,648.6	$2,168.7	$2,104.8	$(4,139.0)	$1,783.1

Condensed Consolidating Balance Sheet

	December 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$127.2	$—	$127.3
Accounts receivable, net	—	—	168.8	—	168.8
Inventories	—	—	313.4	—	313.4
Deferred income tax benefits, net	4.7	39.3	52.4	—	96.4
Non-trade amounts receivable, net	0.2	11.9	38.0	—	50.1
Intercompany receivables	12.0	447.0	467.3	(926.3)	—
Prepaid expenses and other current assets	1.7	78.6	64.4	(121.7)	23.0
Total current assets	18.6	576.9	1,231.5	(1,048.0)	779.0
Deferred income tax benefits, net	86.2	191.1	120.6	—	397.9
Property, plant and equipment, net	—	38.6	262.3	—	300.9
Long-term receivables, net	—	0.1	23.0	—	23.1
Trademarks and tradenames	—	—	125.7	—	125.7
Other intangible assets, net	—	—	3.2	—	3.2
Goodwill	—	2.9	178.6	—	181.5
Investment in subsidiaries	1,679.9	2,333.2	—	(4,013.1)	—
Intercompany notes receivable	53.7	585.8	1,841.9	(2,481.4)	—
Other assets, net	5.1	8.1	36.4	(17.0)	32.6
Total assets	$1,843.5	$3,736.7	$3,823.2	$(7,559.5)	$1,843.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$0.2	$3.7	$145.8	$—	$149.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	121.0	—	114.4	—	235.4
Intercompany payables	412.1	466.9	47.3	(926.3)	—
Accrued liabilities	80.5	61.8	331.8	(121.7)	352.4
Total current liabilities	613.8	532.4	639.3	(1,048.0)	737.5
Long-term debt and capital lease obligations	602.6	—	17.3	—	619.9
Intercompany notes payable	349.7	1,492.2	639.5	(2,481.4)	—
Other liabilities	24.5	31.5	194.6	(17.0)	233.6
Shareholders' equity	252.9	1,680.6	2,332.5	(4,013.1)	252.9
Total liabilities and shareholders' equity	$1,843.5	$3,736.7	$3,823.2	$(7,559.5)	$1,843.9

Condensed Consolidating Statement of Cash Flows

	Year ended December 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$304.7	$1,482.7	$96.5	$(1,601.8)	$282.1
Investing Activities:
Capital expenditures	—	(14.7)	(54.7)	—	(69.4)
Proceeds from disposal of property, plant and equipment	—	—	7.1	—	7.1
Net intercompany loans	5.1	(190.8)	1,839.9	(1,654.2)	—
Return of capital	—	604.3	—	(604.3)	—
Net cash provided by (used in) investing activities	5.1	398.8	1,792.3	(2,258.5)	(62.3)
Financing Activities:
Dividend payments to shareholders	(133.5)	—	—	—	(133.5)
Dividend payments to parent	—	(352.0)	(1,281.5)	1,633.5	—
Proceeds from exercise of stock options	15.7	—	—	—	15.7
Repurchase of common stock	(92.3)	—	—	—	(92.3)
Repayment of long-term debt and capital lease obligations	—	—	(3.0)	—	(3.0)
Net change in short-term debt	(9.1)	2.3	4.6	—	(2.2)
Excess tax benefits from share-based payment arrangements	6.3	—	—	—	6.3
Net intercompany borrowings	(96.9)	(1,530.4)	4.9	1,622.4	—
Return of capital to parent	—	—	(604.3)	604.3	—
Net cash provided by (used in) financing activities	(309.8)	(1,880.1)	(1,879.3)	3,860.2	(209.0)
Effect of exchange rate changes on cash and cash equivalents	—	(1.5)	(59.7)	0.1	(61.1)
Net change in cash and cash equivalents	—	(0.1)	(50.2)	—	(50.3)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$—	$77.0	$—	$77.0

Condensed Consolidating Statement of Cash Flows

	Year ended December 28, 2013
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(66.7)	$53.7	$410.9	$(74.4)	$323.5
Investing Activities:
Capital expenditures	—	(14.2)	(54.8)	—	(69.0)
Proceeds from disposal of property, plant and equipment	—	—	8.9	—	8.9
Net intercompany loans	27.9	(223.9)	(193.3)	389.3	—
Net cash provided by (used in) investing activities	27.9	(238.1)	(239.2)	389.3	(60.1)
Financing Activities:
Dividend payments to shareholders	(116.8)	—	—	—	(116.8)
Dividend payments to parent	—	—	(94.9)	94.9	—
Net proceeds from issuance of senior notes	200.0	—	—	—	200.0
Proceeds from exercise of stock options	21.0	—	—	—	21.0
Repurchase of common stock	(379.4)	—	—	—	(379.4)
Repayment of capital lease obligations	—	—	(2.5)	—	(2.5)
Net change in short-term debt	84.0	—	(56.2)	—	27.8
Debt issuance costs	(2.2)	—	—	—	(2.2)
Excess tax benefits from share-based payment arrangements	14.5	—	—	—	14.5
Net intercompany borrowings	217.7	184.3	7.8	(409.8)	—
Net cash provided by (used in) financing activities	38.8	184.3	(145.8)	(314.9)	(237.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(18.3)	—	(18.3)
Net change in cash and cash equivalents	—	(0.1)	7.6	—	7.5
Cash and cash equivalents at beginning of year	—	0.2	119.6	—	119.8
Cash and cash equivalents at end of period	$—	$0.1	$127.2	$—	$127.3

Condensed Consolidating Statement of Cash Flows

	Year ended December 29, 2012
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$639.8	$97.5	$404.0	$(842.6)	$298.7
Investing Activities:
Capital expenditures	—	(10.6)	(65.0)	—	(75.6)
Proceeds from disposal of property, plant and equipment	—	0.3	10.5	—	10.8
Return of capital	854.9	—	—	(854.9)	—
Net intercompany loans	6.9	1,327.9	(247.2)	(1,087.6)	—
Net cash provided by (used in) investing activities	861.8	1,317.6	(301.7)	(1,942.5)	(64.8)
Financing Activities:
Dividend payments to shareholders	(77.6)	—	—	—	(77.6)
Dividend payments to parent	—	(686.2)	(131.7)	817.9	—
Proceeds from exercise of stock options	12.9	—	—	—	12.9
Repurchase of common stock	(205.0)	—	—	—	(205.0)
Repayment of long-term debt and capital lease obligations	—	—	(2.3)	—	(2.3)
Net change in short-term debt	37.0	—	(31.0)	—	6.0
Excess tax benefits from share-based payment arrangements	13.5	—	—	—	13.5
Net intercompany borrowings	(1,282.4)	123.5	46.6	1,112.3	—
Return of capital to parent	—	(854.9)	—	854.9	—
Net cash provided by (used in) financing activities	(1,501.6)	(1,417.6)	(118.4)	2,785.1	(252.5)
Effect of exchange rate changes on cash and cash equivalents	—	0.8	(0.6)	—	0.2
Net change in cash and cash equivalents	—	(1.7)	(16.7)	—	(18.4)
Cash and cash equivalents at beginning of year	—	1.9	136.3	—	138.2
Cash and cash equivalents at end of period	$—	$0.2	$119.6	$—	$119.8

Note 19:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 27, 2014 and December 28, 2013.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 27, 2014
Net sales	$663.2	$674.3	$588.7	$679.9
Gross margin	441.6	448.6	379.5	452.4
Net income	52.2	47.6	32.3	82.3
Basic earnings per share	1.04	0.95	0.64	1.65
Diluted earnings per share	1.02	0.93	0.63	1.63
Dividends declared per share	0.68	0.68	0.68	0.68
Composite stock price range:
High	96.22	89.57	85.82	71.57
Low	74.65	81.03	69.84	58.19
Close	$82.25	$82.92	$70.29	$63.68
Year ended December 28, 2013
Net sales	$662.9	$688.4	$603.2	$717.1
Gross margin	440.1	462.4	403.6	475.7
Net income	58.2	76.3	49.9	89.8
Basic earnings per share	1.09	1.46	0.97	1.78
Diluted earnings per share	1.06	1.43	0.95	1.74
Dividends declared per share	0.62	0.62	0.62	0.62
Composite stock price range:
High	82.28	85.22	88.18	97.14
Low	62.17	73.07	76.18	84.38
Close	$81.74	$77.69	$86.90	$94.91
Certain items impacting quarterly comparability for 2014 and 2013 were as follows:

•
Pretax re-engineering and impairment costs of $2.3 million, $3.4 million, $2.6 million and $2.7 million were recorded in the first through fourth quarters of 2014, respectively. Pretax re-engineering and impairment costs of $2.2 million, $2.2 million, $2.7 million and $2.2 million were recorded in the first through fourth quarters of 2013, respectively. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

•
As a result of step devaluations in the Venezuelan bolivar from 5.3 bolivars per U.S. dollar to 6.3, 10.8 and 50.0 bolivars per U.S. dollar as of the end of February 2013, March 2014 and June 2014, respectively, the Company had impacts of $13.4 million, $22.2 million, $6.0 million and $0.2 million in the first, second, third and fourth quarters of 2014, respectively. These amounts related to expense from remeasuring bolivar denominated net monetary assets at the lower exchange rates at the times of devaluations, along with the impact of recording in income amounts on the balance sheet when the devaluations occurred, primarily inventory, at which the amounts went on the balance sheet, rather than the exchange rates in use when they were included in income. Similarly, in the first and second quarter of 2013, the Company recorded $3.9 million and $0.3 million, respectively, due to the remeasurement of the net monetary assets, inventory, and non-recurring deferred tax balance sheet positions.

•	In the third quarter of 2013, the Company recorded $0.9 million related to the collection of proceeds on land sold in 2006.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Tupperware Brands Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 24, 2015

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
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company's internal control over financial reporting as of December 27, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included herein.
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
Item 9B.Other Information.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2015 Annual Meeting of Shareholders to be held on May 8, 2015 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 8, 2015 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 8, 2015 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during 2014, as set forth by Item 407(c)(3).
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 8, 2015 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be held on May 8, 2015, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be held on May 8, 2015 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2015 Annual Meeting of Shareholders to be held on May 8, 2015, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2015 Annual Meeting of Shareholders to be held on May 8, 2015 is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2015 Annual Meeting of Shareholders to be held on May 8, 2015 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:
Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows - Years ended December 27, 2014, December 28, 2013 and December 29, 2012;
Consolidated Balance Sheets - December 27, 2014 and December 28, 2013;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Certified Public Accounting Firm.
(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 27, 2014.
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

*10.8	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.9	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.10	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.11	2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.12	Credit Agreement, as amended through June 2, 2014 (Attached as Exhibit 10.1 and 10.2 to Form 10-Q, filed with the Commission on August 5, 2014 and incorporated herein by reference).
21	Subsidiaries of Tupperware Brands Corporation as of February 24, 2015.
23	Consent of Independent Registered Certified Public Accounting Firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.
101
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

*    Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 27, 2014
(In millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 27, 2014	$54.4	$13.5	$—	$(11.6)	/F1	$48.4
				(7.9)	/F2
Year ended December 28, 2013	53.9	11.8	—	(9.9)	/F1	54.4
				(1.4)	/F2
Year ended December 29, 2012	51.2	10.9	—	(9.0)	/F1	53.9
				0.8	/F2
Valuation allowance for deferred tax assets:
Year ended December 27, 2014	$34.8	$—	$—	$(4.2)	/F2	$40.2
				(0.4)	/F3
				10.0	/F4
Year ended December 28, 2013	103.1	—	—	(4.4)	/F2	34.8
				(39.0)	/F3
				(24.9)	/F4
Year ended December 29, 2012	96.0	2.7	2.5	1.9	/F2	103.1
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.
F3 Represents release of valuation allowance as reduction of costs and expenses. See Note 12 to the consolidated financial statements for additional information.
F4 Represents additions and write-offs of net operating losses for which a valuation allowance was already recorded. See Note 12 to the consolidated financial statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION
(Registrant)

By:	/S/ E.V. GOINGS
E.V. Goings
Chairman and Chief Executive Officer
February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS	Chairman and Chief Executive Officer and Director (Principal Executive Officer)
E.V. Goings

/s/ MICHAEL S. POTESHMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael S. Poteshman

/s/ NICHOLAS K. POUCHER	Senior Vice President and Controller (Principal Accounting Officer)
Nicholas K. Poucher

*	Director
Catherine A. Bertini

*	Director
Susan M. Cameron

*	Director
Kriss Cloninger III

Director
Joe R. Lee

*	Director
Angel R. Martinez

*	Director
Antonio Monteiro de Castro

*	Director
Robert J. Murray

*	Director
David R. Parker

*	Director
Joyce M. Roche

*	Director
M. Anne Szostak

By:	/s/ THOMAS M. ROEHLK
Thomas M. Roehlk
Attorney-in-fact
February 24, 2015