Form 10-Q
period 2015-03-28
TUPPERWARE BRANDS CORP
filed 2015-05-05
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 28, 2015
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
As of April 30, 2015, 49,843,563 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 28, 2015	March 29, 2014
Net sales	$581.8	$663.2
Cost of products sold	191.6	221.6
Gross margin	390.2	441.6

Delivery, sales and administrative expense	313.4	344.5
Re-engineering and impairment charges	16.2	2.3
Gains on disposal of assets	0.6	1.8
Operating income	61.2	96.6

Interest income	0.5	0.7
Interest expense	13.3	12.4
Other expense	7.2	14.1
Income before income taxes	41.2	70.8

Provision for income taxes	11.7	18.6
Net income	$29.5	$52.2

Earnings per share:
Basic	$0.59	$1.04
Diluted	0.59	1.02

Weighted-average shares outstanding:
Basic	49.7	50.2
Diluted	50.3	51.1

Dividends declared per common share	$0.68	$0.68

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 28, 2015	March 29, 2014
Net income	$29.5	$52.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(25.2)	(0.9)
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of ($0.4) and $0.2, respectively	(0.4)	1.5
Pension and other post-retirement income, net of tax provision of $1.1 and $0.1, respectively	2.9	0.3
Other comprehensive income (loss)	(22.7)	0.9
Total comprehensive income	$6.8	$53.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 28, 2015	December 27, 2014
ASSETS
Cash and cash equivalents	$83.9	$77.0
Accounts receivable, less allowances of $34.6 and $34.5, respectively	167.0	168.1
Inventories	300.7	306.0
Deferred income tax benefits, net	115.4	118.8
Non-trade amounts receivable, net	59.4	61.8
Prepaid expenses and other current assets	27.4	21.0
Total current assets	753.8	752.7
Deferred income tax benefits, net	411.1	416.7
Property, plant and equipment, net	264.7	290.3
Long-term receivables, less allowances of $11.6 and $13.1, respectively	15.0	17.3
Trademarks and tradenames, net	99.7	104.2
Other intangible assets, net	1.1	1.5
Goodwill	161.8	164.7
Other assets, net	26.0	30.5
Total assets	$1,733.2	$1,777.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$97.1	$142.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	268.5	219.3
Accrued liabilities	374.1	383.2
Total current liabilities	739.7	745.3
Long-term debt and capital lease obligations	609.9	612.1
Other liabilities	218.4	234.7
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	189.8	190.7
Retained earnings	1,340.9	1,348.2
Treasury stock, 13,763,527 and 13,924,568 shares, respectively, at cost	(934.7)	(945.0)
Accumulated other comprehensive loss	(431.4)	(408.7)
Total shareholders' equity	165.2	185.8
Total liabilities and shareholders' equity	$1,733.2	$1,777.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 28, 2015	March 29, 2014
Operating Activities:
Net income	$29.5	$52.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.4	15.7
Unrealized foreign exchange loss	7.0	13.4
Equity compensation	3.8	5.0
Amortization of deferred debt costs	0.2	0.2
Net gains on disposal of assets	(0.6)	(1.8)
Provision for bad debts	3.2	2.7
Write-down of inventories	4.2	6.3
Non-cash impact of re-engineering and impairment costs	13.5	0.4
Net change in deferred income taxes	(11.6)	(8.7)
Excess tax benefits from share-based payment arrangements	(0.8)	(5.8)
Changes in assets and liabilities:
Accounts and notes receivable	(12.6)	(32.2)
Inventories	(16.2)	(19.3)
Non-trade amounts receivable	(1.4)	(6.9)
Prepaid expenses	(7.8)	(12.1)
Other assets	(0.2)	(1.7)
Accounts payable and accrued liabilities	(33.8)	(3.6)
Income taxes payable	(7.0)	(16.9)
Other liabilities	(0.3)	—
Net cash impact from hedging activity	3.6	(4.7)
Other	0.1	(0.5)
Net cash used in operating activities	(11.8)	(18.3)
Investing Activities:
Capital expenditures	(13.9)	(14.4)
Proceeds from disposal of property, plant and equipment	2.1	4.2
Net cash used in investing activities	(11.8)	(10.2)
Financing Activities:
Dividend payments to shareholders	(35.7)	(32.6)
Proceeds from exercise of stock options	3.1	4.8
Repurchase of common stock	(0.9)	(16.9)
Repayment of capital lease obligations	(0.9)	(1.0)
Net change in short-term debt	71.7	58.5
Excess tax benefits from share-based payment arrangements	0.8	5.8
Net cash provided by financing activities	38.1	18.6
Effect of exchange rate changes on cash and cash equivalents	(7.6)	(17.8)
Net change in cash and cash equivalents	6.9	(27.7)
Cash and cash equivalents at beginning of year	77.0	127.3
Cash and cash equivalents at end of period	$83.9	$99.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the audited 2014 financial statements included in the Company's Annual Report on Form 10-K for the year ended December 27, 2014.
Certain prior year amounts have been reclassified to conform with current year presentation.
These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in the balance sheet, statements of income, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
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
Venezuela Foreign Currency Translation: The exchange rate used in translating the Company’s operating activity in Venezuela in the first quarter of 2014 was 6.3 bolivars to the U.S. dollar. In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, introducing the Simadi mechanism. The Company used 172.0 bolivars to the U.S. dollar to translate its February 2015 operating activity and 190.0 to translate March 2015 operating activity and the end of March balance sheet of Venezuela. The Company currently expects to use the Simadi rate to translate future operating activity. The pretax impact in the first quarter of 2015 of re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured rather than when it was sold was $9.3 million. In the first quarter of 2014, there was a $13.4 million pretax loss recorded in connection with the remeasurement of net monetary assets in Venezuela. The amounts related to remeasurement are included in other expense.
As of March 28, 2015, the Company had approximately $2 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2015 and 2014 were $34.7 million and $38.7 million, respectively.

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
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $102.0 million and $113.8 million for the first quarters of 2015 and 2014, respectively.

Note 4:	Inventories

(In millions)	March 28, 2015	December 27, 2014
Finished goods	$235.2	$242.5
Work in process	26.2	26.8
Raw materials and supplies	39.3	36.7
Total inventories	$300.7	$306.0

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	March 28, 2015	March 29, 2014
Net income	$29.5	$52.2
Weighted-average shares of common stock outstanding	49.7	50.2
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.6	0.9
Weighted-average common and common equivalent shares outstanding	50.3	51.1
Basic earnings per share	$0.59	$1.04
Diluted earnings per share	$0.59	$1.02
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.6	0.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(25.2)	3.0	2.4	(19.8)
Amounts reclassified from accumulated other comprehensive loss	—	(3.4)	0.5	(2.9)
Net current-period other comprehensive income (loss)	(25.2)	(0.4)	2.9	(22.7)
Balance at March 28, 2015	$(393.5)	$7.4	$(45.3)	$(431.4)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income (loss) before reclassifications	(0.9)	2.8	—	1.9
Amounts reclassified from accumulated other comprehensive loss	—	(1.3)	0.3	(1.0)
Net current-period other comprehensive income (loss)	(0.9)	1.5	0.3	0.9
Balance at March 29, 2014	$(284.0)	$3.7	$(35.6)	$(315.9)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $4.3 million and $1.7 million for the first quarters of 2015 and 2014, respectively. Associated with these items were tax provisions of $0.9 million and $0.4 million, respectively. See Note 10 for further discussion of derivatives.
For the first quarters of 2015 and 2014, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.3 million and $0.2 million, respectively, and actuarial losses of $1.0 million and $0.6 million, respectively. The tax benefit associated with these items was $0.2 million and $0.1 million, respectively. See Note 12 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $2.7 million and $2.3 million in re-engineering charges during the first quarters of 2015 and 2014, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of March 28, 2015 and December 27, 2014 were as follows:

(In millions)	March 28, 2015	December 27, 2014
Beginning of the year balance	$2.4	$2.6
Provision	2.7	11.0
Non-cash charges	(0.1)	(1.8)
Cash expenditures:
Severance	(2.0)	(7.1)
Other	(0.4)	(2.3)
End of period balance	$2.6	$2.4
The accrual balance as of March 28, 2015, related primarily to severance payments to be made by the end of the second quarter of 2015. In connection with the decision to cease operating the Armand Dupree business in the United States, the Company recorded $1.6 million in cost of sales for inventory obsolescence during the first quarter of 2014.
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure and created a new exchange mechanism called Simadi that has provided an exchange rate significantly lower than the rate available to the Company under the previous SICAD 2 mechanism. As a result, and based on the perceived impact of this change to the operations of its Venezuelan unit, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela. This evaluation involved performing an undiscounted cash flow analysis to determine if the carrying value of the assets were recoverable and greater than fair value. The Company considered many economic and operating factors, including uncertainty surrounding the interpretation and enforcement of certain product pricing restrictions in Venezuela, the inability to obtain the necessary raw materials locally to meet production demands and the significant decline in the global price of oil. Due to the decline of the global price of oil, the Venezuelan government has not made U.S. dollars widely available through any of the exchange mechanisms it has had in place. Given the devaluation of the Venezuelan bolivar compared to the U.S. dollar, and the lack of U.S dollars available to use for the purchase of raw materials from on-going operations, the Company does not believe it will be able to operate the business profitably. As a result, the Company concluded that the carrying value of the long-term fixed assets in Venezuela were not recoverable. The Company then estimated the fair value of the long-term fixed assets using estimated selling prices available in Venezuela. The primary assets that were considered to continue to maintain a marketable value in Venezuela included commercial office space, a show room and parking spaces. As a result of this evaluation in the first quarter of 2015, the Company recorded an impairment charge of $13.5 million to reduce the long-term fixed asset carrying value in Venezuela to the estimated fair value of $2.2 million, which is considered a non-recurring Level 3 measurement within the fair value hierarchy.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company's reportable segments include the following:

Europe
Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain®, which sells beauty and personal care products. Asia Pacific also sells beauty and personal care products in some of its units under the NaturCare®, Nutrimetics® and Fuller® brands.

Asia Pacific
Tupperware North America
Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and Fuller Cosmetics® brands in Mexico and Central America.
South America	Both housewares and beauty products under the Fuller®, Nutrimetics®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $113.1 million and $127.7 million in the first quarters of 2015 and 2014, respectively.

	13 weeks ended
(In millions)	March 28, 2015	March 29, 2014
Net sales:
Europe	$171.7	$213.3
Asia Pacific	191.7	199.0
Tupperware North America	79.5	81.5
Beauty North America	62.9	73.5
South America	76.0	95.9
Total net sales	$581.8	$663.2
Segment profit (loss):
Europe	$29.3	$40.3
Asia Pacific	39.0	40.9
Tupperware North America	13.0	13.6
Beauty North America (a)	(0.3)	(0.7)
South America	3.2	3.4
Total segment profit	$84.2	$97.5
Unallocated expenses	(14.6)	(14.4)
Re-engineering and impairment charges (a)	(16.2)	(2.3)
Gains on disposal of assets	0.6	1.8
Interest expense, net	(12.8)	(11.8)
Income before taxes	$41.2	$70.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(In millions)	March 28, 2015	December 27, 2014
Identifiable assets:
Europe	$307.8	$337.3
Asia Pacific	323.3	321.4
Tupperware North America	140.1	137.1
Beauty North America	308.0	317.0
South America	111.8	131.1
Corporate	542.2	534.0
Total identifiable assets	$1,733.2	$1,777.9
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
Debt Obligations

(In millions)	March 28, 2015	December 27, 2014
Fixed rate Senior Notes due 2021	$599.2	$599.2
Five year Revolving Credit Agreement (a)	266.0	206.9
Belgium facility capital lease	12.0	13.9
Other	1.2	11.4
Total debt obligations	$878.4	$831.4
____________________

(a)	$175.9 million denominated in euros

Credit Agreement
At March 28, 2015, the Company had $652.6 million of unused lines of credit, including $380.3 million under the committed, secured Credit Agreement, and $272.3 million available under various uncommitted lines around the world.
As of March 28, 2015, the Company had a weighted average interest rate on LIBOR based borrowings of 1.52 percent under the Credit Agreement.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of March 28, 2015, and currently, the Company had considerable cushion under its financial covenants.

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.8 million and $2.4 million in the first quarters of 2015 and 2014, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. At initiation, the Company's cash flow hedge contracts are for periods ranging from one to fifteen months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the reporting period in other comprehensive income, related to cash flow hedges, will be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded a $19.5 million net gain associated with net equity hedges in other comprehensive income, net of tax, in the first quarter of 2015, and a net loss of $3.3 million associated with such hedges in the first quarter of 2014. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas in some cases the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges was an inflow of $3.6 million and an outflow of $4.7 million for the first quarters of 2015 and 2014, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of March 28, 2015 and December 27, 2014, the notional amounts of outstanding forward contracts to purchase currencies were $101.8 million and $185.1 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $110.0 million and $184.2 million, respectively. As of March 28, 2015, the notional values of the largest positions outstanding were to purchase U.S. dollars $45.8 million and euro $29.3 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of March 28, 2015 and December 27, 2014. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Mar 28, 2015	Dec 27, 2014	Balance sheet location	Mar 28, 2015	Dec 27, 2014
Foreign exchange contracts	Non-trade amounts receivable	$32.0	$35.0	Accrued liabilities	$37.8	$30.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the first quarters of 2015 and 2014:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2015	2014		2015	2014
Foreign exchange contracts	Other expense	$(24.7)	$1.0	Other expense	$25.1	$(0.5)
The following table summarizes the impact of Company's hedging activities on comprehensive income for the first quarters of 2015 and 2014:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$3.4	$3.4	Cost of products sold	$4.3	$1.7	Interest expense	$(2.9)	$(1.3)
Net equity hedging relationships
Foreign exchange contracts	19.5	(5.1)	Other expense	—	—	Interest expense	(3.5)	(3.6)
Euro denominated debt	10.9	—	Other expense	—	—	Other expense	—	—

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at March 28, 2015 and December 27, 2014. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes was $643.2 million at March 28, 2015, compared with the carrying value of $599.2 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 28, 2015 and March 29, 2014 were as follows:

	First Quarter
	Pension benefits		Postretirement benefits
(In millions)	2015	2014	2015	2014
Service cost	$2.8	$2.8	$—	$—
Interest cost	1.8	2.2	0.2	0.4
Expected return on plan assets	(1.4)	(1.6)	—	—
Net amortization	1.0	0.6	(0.3)	(0.2)
Net periodic benefit cost	$4.2	$4.0	$(0.1)	$0.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the first quarters of 2015 and 2014, approximately $0.7 million and $0.4 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 13:	Income Taxes
The effective tax rate for the first quarter of 2015 was 28.4 percent, compared with 26.2 percent for the comparable 2014 period. The higher 2015 rate was due to higher 2015 first quarter losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit can be recognized. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As of March 28, 2015 and December 27, 2014, the Company's gross unrecognized tax benefit was $20.2 million and $22.5 million, respectively. The Company estimates that approximately $18.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $4.9 million and $6.5 million as of March 28, 2015 and December 27, 2014, respectively. During 2015, the accrual for uncertain tax positions decreased by $2.3 million primarily as a result of the Company agreeing to audit settlements with various jurisdictions, $1.3 million of which reduced the accrual for interest and penalties. The accrual for uncertain tax positions also increased for positions being taken in various global tax filings, and decreased due to the impact of foreign currency fluctuations.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.0 million. For the remaining balance as of March 28, 2015, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy U.S. minimum statutorily required withholding taxes. In the first quarters of 2015 and 2014, 11,890 and 86,872 shares, respectively, were retained to fund withholding taxes, with values totaling $0.9 million and $6.9 million, respectively, which were included as a component of stock repurchases in the Consolidated Statements of Cash Flows.
During the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture is accounted for using the equity method and was included in long-term other assets on the March 28, 2015 balance sheet at the carrying value of the contributed land. The Company does not expect to have any significant cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development.
There were no capital lease arrangements initiated in the first quarters of 2015 and 2014.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15:	Stock Based Compensation
Stock option activity for 2015 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 27, 2014	2,192,136	$48.95
Granted	7,132	62.40
Expired / Forfeited	(2,139)	59.55
Exercised	(78,995)	40.08
Outstanding at March 28, 2015	2,118,134	$49.31	$47.6
Exercisable at March 28, 2015	1,506,664	$41.67	$44.2
The intrinsic value of options exercised totaled $2.2 million and $8.4 million in the first quarters of 2015 and 2014, respectively.
The Company also has time-vested, performance-vested and market-vested awards. The activity for such awards in 2015 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 27, 2014	651,849	$59.76
Time-vested shares granted	3,997	62.12
Market-vested shares granted	23,637	64.21
Performance shares granted	62,722	72.61
Performance share adjustments	490	79.34
Vested	(236,169)	33.72
Forfeited	(2,465)	72.78
March 28, 2015	504,061	$73.65
Compensation expense related to the Company's stock based compensation is as follows:

(In millions)	March 28, 2015	March 29, 2014
Stock options	$0.6	$0.4
Time, performance and market vested awards	3.2	4.6
As of March 28, 2015, total unrecognized stock based compensation expense related to all stock based awards was $27.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

Note 16:	Allowance for Long-Term Receivables
As of March 28, 2015, $12.0 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of March 28, 2015 was as follows:

(In millions)
Balance at December 27, 2014	$13.1
Write-offs	(0.4)
Provision and reclassifications	0.3
Currency translation adjustment	(1.4)
Balance at March 28, 2015	$11.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17:	Guarantor Information
The Company's payment obligations under the Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of March 28, 2015 and December 27, 2014 and for the quarter-to-date periods ended March 28, 2015 and March 29, 2014 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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

Consolidating Statement of Income

	13 Weeks Ended March 28, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$582.0	$(0.2)	$581.8
Other revenue	—	28.3	5.2	(33.5)	—
Cost of products sold	—	5.2	218.1	(31.7)	191.6
Gross margin	—	23.1	369.1	(2.0)	390.2
Delivery, sales and administrative expense	3.5	17.9	294.0	(2.0)	313.4
Re-engineering and impairment charges	—	—	16.2	—	16.2
Gains on disposal of assets	—	—	0.6	—	0.6
Operating income (loss)	(3.5)	5.2	59.5	—	61.2
Interest income	7.2	6.5	1.0	(14.2)	0.5
Interest expense	12.8	8.1	6.6	(14.2)	13.3
Income from equity investments in subsidiaries	35.3	34.7	—	(70.0)	—
Other expense	—	—	7.2	—	7.2
Income before income taxes	26.2	38.3	46.7	(70.0)	41.2
Provision (benefit) for income taxes	(3.3)	1.6	13.4	—	11.7
Net income (loss)	$29.5	$36.7	$33.3	$(70.0)	$29.5
Comprehensive income (loss)	$6.8	$7.6	$4.8	$(12.4)	$6.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended March 29, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$663.6	$(0.4)	$663.2
Other revenue	—	24.8	5.8	(30.6)	—
Cost of products sold	—	5.8	244.4	(28.6)	221.6
Gross margin	—	19.0	425.0	(2.4)	441.6
Delivery, sales and administrative expense	4.6	15.1	327.2	(2.4)	344.5
Re-engineering and impairment charges	—	—	2.3	—	2.3
Gains on disposal of assets	—	—	1.8	—	1.8
Operating income (loss)	(4.6)	3.9	97.3	—	96.6
Interest income	0.1	7.2	1.1	(7.7)	0.7
Interest expense	9.6	4.5	6.0	(7.7)	12.4
Income from equity investments in subsidiaries	61.3	58.6	—	(119.9)	—
Other expense	—	0.1	14.0	—	14.1
Income before income taxes	47.2	65.1	78.4	(119.9)	70.8
Provision (benefit) for income taxes	(5.0)	2.6	21.0	—	18.6
Net income (loss)	$52.2	$62.5	$57.4	$(119.9)	$52.2
Comprehensive income (loss)	$53.1	$63.8	$61.1	$(124.9)	$53.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	March 28, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$83.6	$—	$83.9
Accounts receivable, net	—	—	167.0	—	167.0
Inventories	—	—	300.7	—	300.7
Deferred income tax benefits, net	6.2	36.9	72.3	—	115.4
Non-trade amounts receivable, net	—	42.3	91.4	(74.3)	59.4
Intercompany receivables	15.9	690.0	232.8	(938.7)	—
Prepaid expenses and other current assets	0.2	3.3	90.0	(66.1)	27.4
Total current assets	22.3	772.8	1,037.8	(1,079.1)	753.8
Deferred income tax benefits, net	98.2	188.5	124.4	—	411.1
Property, plant and equipment, net	—	44.7	220.0	—	264.7
Long-term receivables, net	—	0.1	14.9	—	15.0
Trademarks and tradenames, net	—	—	99.7	—	99.7
Other intangible assets, net	—	—	1.1	—	1.1
Goodwill	—	2.9	158.9	—	161.8
Investments in subsidiaries	1,084.7	418.4	—	(1,503.1)	—
Intercompany notes receivable	452.2	546.9	198.9	(1,198.0)	—
Other assets, net	—	0.8	155.3	(130.1)	26.0
Total assets	$1,657.4	$1,975.1	$2,011.0	$(3,910.3)	$1,733.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.4	$94.7	$—	$97.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	178.6	—	89.9	—	268.5
Intercompany payables	549.1	233.7	155.9	(938.7)	—
Accrued liabilities	147.0	85.6	281.9	(140.4)	374.1
Total current liabilities	874.7	321.7	622.4	(1,079.1)	739.7
Long-term debt and capital lease obligations	599.2	—	10.7	—	609.9
Intercompany notes payable	1.2	455.4	741.4	(1,198.0)	—
Other liabilities	17.1	155.2	176.2	(130.1)	218.4
Shareholders' equity	165.2	1,042.8	460.3	(1,503.1)	165.2
Total liabilities and shareholders' equity	$1,657.4	$1,975.1	$2,011.0	$(3,910.3)	$1,733.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	December 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$77.0	$—	$77.0
Accounts receivable, net	—	—	168.1	—	168.1
Inventories	—	—	306.0	—	306.0
Deferred income tax benefits, net	6.2	36.9	75.7	—	118.8
Non-trade amounts receivable, net	0.1	9.2	90.7	(38.2)	61.8
Intercompany receivables	11.8	755.2	227.6	(994.6)	—
Prepaid expenses and other current assets	0.5	1.8	101.8	(83.1)	21.0
Total current assets	18.6	803.1	1,046.9	(1,115.9)	752.7
Deferred income tax benefits, net	97.5	189.2	130.0	—	416.7
Property, plant and equipment, net	—	43.7	246.6	—	290.3
Long-term receivables, net	—	0.1	17.2	—	17.3
Trademarks and tradenames, net	—	—	104.2	—	104.2
Other intangible assets, net	—	—	1.5	—	1.5
Goodwill	—	2.9	161.8	—	164.7
Investments in subsidiaries	1,479.0	575.0	—	(2,054.0)	—
Intercompany notes receivable	48.4	554.1	236.5	(839.0)	—
Other assets, net	—	0.6	160.1	(130.2)	30.5
Total assets	$1,643.5	$2,168.7	$2,104.8	$(4,139.1)	$1,777.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.6	$140.2	$—	$142.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	108.8	2.3	108.2	—	219.3
Intercompany payables	632.0	225.0	137.6	(994.6)	—
Accrued liabilities	66.4	144.1	294.0	(121.3)	383.2
Total current liabilities	807.2	374.0	680.0	(1,115.9)	745.3
Long-term debt and capital lease obligations	599.2	—	12.9	—	612.1
Intercompany notes payable	32.5	204.0	602.5	(839.0)	—
Other liabilities	18.8	155.5	190.6	(130.2)	234.7
Shareholders' equity	185.8	1,435.2	618.8	(2,054.0)	185.8
Total liabilities and shareholders' equity	$1,643.5	$2,168.7	$2,104.8	$(4,139.1)	$1,777.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 28, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$470.8	$(29.3)	$42.7	$(496.0)	$(11.8)
Investing Activities:
Capital expenditures	—	(3.8)	(10.1)	—	(13.9)
Proceeds from disposal of property, plant and equipment	—	—	2.1	—	2.1
Net intercompany loans	(403.2)	70.4	29.1	303.7	—
Return of capital	—	105.5	—	(105.5)	—
Net cash provided by (used in) investing activities	(403.2)	172.1	21.1	198.2	(11.8)
Financing Activities:
Dividend payments to shareholders	(35.7)	—	—	—	(35.7)
Dividend payments to parent	—	(400.0)	(76.4)	476.4	—
Proceeds from exercise of stock options	3.1	—	—	—	3.1
Repurchase of common stock	(0.9)	—	—	—	(0.9)
Repayment of capital lease obligations	—	—	(0.9)	—	(0.9)
Net change in short-term debt	80.5	(2.3)	(6.5)	—	71.7
Excess tax benefits from share-based payment arrangements	0.8	—	—	—	0.8
Net intercompany borrowings	(115.4)	260.0	139.5	(284.1)	—
Return of capital to parent	—	—	(105.5)	105.5	—
Net cash provided by (used in) financing activities	(67.6)	(142.3)	(49.8)	297.8	38.1
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(7.4)	—	(7.6)
Net change in cash and cash equivalents	—	0.3	6.6	—	6.9
Cash and cash equivalents at beginning of year	—	—	77.0	—	77.0
Cash and cash equivalents at end of period	$—	$0.3	$83.6	$—	$83.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 29, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$1.0	$(0.6)	$(16.0)	$(2.7)	$(18.3)
Investing Activities:
Capital expenditures	—	(2.1)	(12.3)	—	(14.4)
Proceeds from disposal of property, plant and equipment	—	—	4.2	—	4.2
Net intercompany loans	0.6	130.1	7.1	(137.8)	—
Net cash provided by (used in) investing activities	0.6	128.0	(1.0)	(137.8)	(10.2)
Financing Activities:
Dividend payments to shareholders	(32.6)	—	—	—	(32.6)
Dividend payments to parent	—	—	(2.5)	2.5	—
Proceeds from exercise of stock options	4.8	—	—	—	4.8
Repurchase of common stock	(16.9)	—	—	—	(16.9)
Repayment of capital lease obligations	—	—	(1.0)	—	(1.0)
Net change in short-term debt	59.4	—	(0.9)	—	58.5
Excess tax benefits from share-based payment arrangements	5.8	—	—	—	5.8
Net intercompany borrowings	(22.1)	(126.1)	10.2	138.0	—
Net cash provided by (used in) financing activities	(1.6)	(126.1)	5.8	140.5	18.6
Effect of exchange rate changes on cash and cash equivalents	—	(0.6)	(17.2)	—	(17.8)
Net change in cash and cash equivalents	—	0.7	(28.4)	—	(27.7)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$0.8	$98.8	$—	$99.6

Note 18:	New Accounting Pronouncements
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In February 2015, the FASB issued an amendment to existing guidance regarding consolidation for reporting organizations such as limited partnerships and other similar entities that are required to evaluate whether they should consolidate certain legal entities. This guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect adoption of this amendment to have an impact on its Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

In April 2015, the FASB issued an amendment to existing guidance which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this amendment retrospectively effective March 28, 2015. The adoption of this amendment did not have a material impact on the Consolidated Financial Statements.
In April 2015, the FASB issued an amendment to existing guidance providing a practical expedient for entities with fiscal year-ends that do not fall on a month-end by permitting those entities to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. The Company adopted this amendment prospectively effective March 28, 2015. The adoption of this amendment will not have a material impact on the Consolidated Financial Statements.
In April 2015, the FASB issued an amendment to existing guidance regarding accounting for fees in a cloud computing arrangement. Under the amendment, if a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the entity should account for the arrangement as a service contract. The Company adopted this amendment prospectively effective March 28, 2015. The adoption of this amendment will not have a material impact on the Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 28, 2015, compared with the 13 weeks ended March 29, 2014, and changes in financial condition during the 13 weeks ended March 28, 2015.
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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	March 28, 2015	March 29, 2014
Net sales	$581.8	$663.2	(12)%		3%	$(99.7)
Gross margin as percent of sales	67.1%	66.6%	0.5	pp	na	na
DS&A as percent of sales	53.9%	51.9%	2.0	pp	na	na
Operating income	$61.2	$96.6	(37)%		(17)%	$(22.8)
Net income	29.5	52.2	(44)		(16)	(17.1)
Net income per diluted share	0.59	1.02	(42)		(14)	(0.33)
_________________________

na	not applicable
pp	percentage points
Sales decreased 12 percent in the first quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 3 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with an 8 percent sales increase in local currency. The Company's units that operate in established economy markets, as a group, had a 6 percent sales decrease in local currency compared with 2014.
Operating income and net income decreased in the first quarter of 2015, primarily due to the translation impact of changes in foreign currency exchange rates, including currency devaluations in Venezuela in the first quarters of 2015 and 2014. Excluding the impact of changes in foreign currency exchange rates, net income was down 16 percent, primarily reflecting a $13.5 million impairment of the long-term fixed assets in Venezuela during the first quarter of 2015. Also, contributing to the local currency decrease in net income was a decrease in segment profit in Europe. These were partially offset by increased segment profit in South America, primarily in Brazil and from lower costs associated with the remeasurement of net monetary assets and inventory being sold at cost determined at historical exchange rates in Venezuela from the devaluation of the Venezuelan bolivar.
The Company's net working capital position increased by $6.7 million, compared with the end of 2014, reflecting a decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, partially offset by the net impact of changes in foreign currency exchange rates on the Company's working capital.
Net cash used in operating activities for the first quarters of 2015 and 2014 were $11.8 million and $18.3 million, respectively. The favorable comparison was primarily due to efficient management of the Company's working capital, including a smaller increase in accounts receivable in light of higher sales at the end of 2014 than the end of 2013, and cash flows from the Company's hedging program.

Net Sales
Reported sales decreased 12 percent in the first quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 3 percent. The increase in local currency sales was mainly in units in emerging market economies.
The Company's emerging market units accounted for 66 percent and 64 percent of the Company's reported sales for the first quarters of 2015 and 2014, respectively. Sales in these markets decreased $37.5 million, or 9 percent, which included a negative $67.6 million impact from weaker foreign currency exchange rates. The strong increase in local currency sales in the Company's emerging market units was primarily due to a significant increase in sales force size and productivity in Brazil and significant growth in the number of outlets in China. Also contributing to the increase were the businesses in the Middle East and North Africa, due to a larger and more active sales force, and in Argentina, reflecting inflation related price increases. The sales growth in these units was partially offset by a decrease in Indonesia from a less active sales force. The average impact of higher prices in the emerging market units was 6 percent.
Sales in the established market units decreased $43.9 million, or 18 percent, which included a negative $32.1 million impact from changes in foreign currency exchange rates. Among these units, the most significant local currency decreases were in France and Germany due to less active sales forces and Italy, reflecting a less active sales force with lower productivity, as well as the loss of sales in light of the decision to cease operating the Armand Dupree business in the United States in the second quarter of 2014. The average price increase in the established market units was 2 percent.
A more detailed discussion of the sales results by reporting segment is included in the segment results section below.
As discussed in Note 3 to the Consolidated Financial Statements, the Company includes promotional costs in delivery, sales and administrative expense (DS&A). As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of revenue.
Gross Margin
Gross margin as a percentage of sales was 67.1 percent and 66.6 percent in the first quarters of 2015 and 2014, respectively. The increase of 0.5 percentage points ("pp") primarily reflected the favorable translation impact of changes in foreign currency exchange rates, including the impact of the currency devaluation in Venezuela which had a lower than average gross margin in 2014 (0.3 pp), favorable product mix in light of changes in manufacturing costs and related price increases (0.2 pp), the benefit of not incurring the obsolescence charges in connection with the decision to cease operating the Armand Dupree business in the United States in 2014 (0.2 pp) and lower business-to-business transactions that carry lower than average margins (0.1 pp). These were partially offset by the impact of inventory in Venezuela being included in cost of goods sold in 2015 at its stronger, historical exchange rate rather than the rate used to translate its respective sales in the quarter (0.3 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 53.9 percent in the first quarter of 2015, compared with 51.9 percent in 2014. This increase primarily reflected the translation effect of changes in foreign currency exchange rates, particularly the impact of overall dollar costs as a ratio of sales in light of weaker foreign exchange rates (1.7 pp) and higher warehousing in Brazil to support volume growth (0.4 pp).
Specific segment impacts are discussed in the segment results section.

Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $2.7 million and $2.3 million in re-engineering charges during the first quarters of 2015 and 2014, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States.
For the remainder of 2015, the Company expects to incur approximately $8 million of such costs, mainly related to additional headcount reductions.
Fixed Asset Impairment
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure, eliminating the SICAD 2 mechanism that the Company had referenced for translating and measuring its financial statements, replacing it with a new exchange mechanism called Simadi. As of the end of the first quarter of 2015, Simadi published a rate that was approximately 75 percent lower than the final SICAD 2 rate, and will lead to an incremental negative impact on future revenues and profits. As a result, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuelan, which had continued to be included on the balance sheet at the historical rates in effect when the assets were purchased. This evaluation involved performing an undiscounted cash flow analysis to determine if the carrying value of the assets were recoverable and greater than fair value. The Company considered many economic and operating factors, including uncertainty surrounding the interpretation and enforcement of certain product pricing restrictions in Venezuela, the inability to obtain the necessary raw materials locally to meet production demands and the significant decline in the global price of oil. Due to the decline of the global price of oil, the Venezuelan government has not made U.S. dollars widely available through any of the exchange mechanisms it has had in place. Given the devaluation of the Venezuelan bolivar compared to the U.S. dollar, and the lack of U.S dollars available to use for the purchase of raw materials from on-going operations, the Company does not believe it will be able to operate the business profitably. As a result, the Company concluded that the carrying value of the long-term fixed assets in Venezuela were not recoverable. The Company then estimated the fair value of the long-term fixed assets using estimated selling prices available in Venezuela. The primary assets that were considered to continue to maintain a marketable value in Venezuela included commercial office space, a show room and parking spaces. As a result of this evaluation, the Company recorded an impairment charge of $13.5 million to reduce the carrying value of its long-term fixed assets in Venezuela in the first quarter of 2015.
A more detailed description of the changes in the Venezuelan exchange mechanisms and the resulting impacts on the Company is provided below in the discussion of the South America segment.
Net Interest Expense
Net interest expense was $12.8 million in the first quarter of 2015, compared with $11.7 million in 2014. Interest expense increased in the year-over-year comparison primarily due to forward points related to the Company's cash flow hedges.
Tax Rate
The effective tax rates for the first quarter of 2015 was 28.4 percent, compared with 26.2 percent for the comparable 2014 period. The higher 2015 rate was due to higher 2015 first quarter losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit can be recognized. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income
Net income in the first quarter of 2015 decreased $22.7 million compared with 2014. Compared with 2014, net income was negatively impacted by $17.1 million in translation impact from changes in foreign currency exchange rates, including currency devaluations in Venezuela in 2014 and the first quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, net income decreased 16 percent, primarily reflecting a $13.5 million impairment of the long-term fixed assets in Venezuela during the first quarter of 2015 and the lost contribution margin on lower sales in Europe, as well as the higher interest expense related to forward points. These impacts were partially offset by a local currency increase in segment profit in South America, primarily reflecting a significant increase in sales force size and productivity in Brazil, and $4.1 million in lower costs associated with net monetary assets and inventory in Venezuela due to the devaluation of the Venezuelan bolivar in the first quarter of 2015 compared with 2014. In addition, Tupperware North America had increased local currency segment profit, reflecting improved margins, while Beauty North America benefited from lower obsolescence charges in light of the decision to cease operating the Armand Dupree business in the first quarter of 2014.
International operations generated 92 percent of sales and 100 percent of net segment profit in each of the first quarters of 2015 and 2014.
The sale of beauty products generated 19 percent of sales in the first quarters of both 2015 and 2014.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2015	Mar 29, 2014					2015	2014
Net sales	$171.7	$213.3	(20)%		(3)%	$(36.0)	29	32
Segment profit	29.3	40.3	(27)		(14)	(6.3)	35	41

Segment profit as percent of sales	17.1%	18.9%	(1.8)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 20 percent compared with the first quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales decreased 3 percent. The decreased sales primarily reflected a 7 percent decrease in volume, compared with the first quarter of 2014, which was partially offset by an average price increase of 4 percent.
Emerging markets accounted for $63.0 million and $67.4 million, or 37 and 32 percent, of the reported sales in the segment in the first quarters of 2015 and 2014, respectively. On a local currency basis, the emerging market units' sales increased by 9 percent, primarily reflecting a significant increase in the Middle East and North Africa due to a larger, more active sales force as a result of successful recruiting campaigns. In addition, Tupperware South Africa had a significant increase in sales due to the effective design of its promotional programs to increase sales force activity, along with higher qualification levels for awards, while Avroy Shlain, the Company's beauty business in South Africa, also increased sales due to strong recruiting efforts that increased the sales force size and consequently the volume of products sold.
The established market units' sales decreased by 9 percent on a local currency basis, reflecting a decrease in sales volume in Germany, due to poor activation of the sales force early in the quarter, France, as a result of terrorist attacks in January that led to party cancellations and lower sales force activity and recruiting, as well as in Italy due to lower sales force activity and productivity, in part, due to poor recruiting and the reaction of the sales force following an incremental promotional push period late in 2014. These decreases were partially offset by an increase in Portugal, reflecting successful promotional design to activate the sales force.

Segment profit decreased $11.0 million, or 27 percent, in the first quarter of 2015 versus 2014, and excluding the impact of foreign currency, was 14 percent lower. The decrease was primarily due to the lost contribution margin on lower sales, as well as overall less efficient promotional spending and increased distribution costs relative to sales.
The euro, Russian ruble, South African rand and Turkish lira were the main currencies that impacted the year-over-year sales comparison, while the euro was the only currency that significantly impacted the profit comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2015	Mar 29, 2014					2015	2014
Net sales	$191.7	$199.0	(4)%		3%	$(12.2)	33	30
Segment profit	39.0	40.9	(5)		1	(2.2)	46	42

Segment profit as percent of sales	20.3%	20.6%	(0.3)	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 4 percent, compared with the first quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 3 percent. The average price increase for the segment was 4 percent, partially offset by a decrease in volume.
Emerging markets accounted for $161.1 million and $163.7 million, or 84 and 82 percent, of the reported sales in the segment in the first quarters of 2015 and 2014, respectively. Compared with 2014, sales in emerging markets were negatively impacted by $7.5 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales increased 3 percent in these units. The most significant contribution to the increase was in China, where the Company operates a retail outlet model through independent distributors. The increase primarily related to higher volume due to a positive response to new distributor and outlet incentive programs and promotional offerings, in conjunction with continued growth in the total number of outlets. This was partially offset by a decrease in Indonesia, reflecting a less active sales force in response to less attractive activity gift offerings and lower additions of new sellers.
Reported sales in the established markets decreased 13 percent compared with the first quarter of 2014, reflecting the $4.7 million impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales were even with 2014.
Total segment profit decreased 5 percent compared with the first quarter of 2014. Excluding the impact of changes in foreign currency rates, segment profit increased 1 percent. The increase was mainly related to the return on the higher sales in China, partially offset by decreased profit in Indonesia due to the lost contribution margin on lower sales.
The Australian dollar, Indonesian rupiah, Japanese yen and Malaysian ringgit were the main currencies that led to the negative foreign currency impact on the year-over-year sales comparison, while only the Indonesian rupiah significantly impacted the profit comparison.

Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2015	Mar 29, 2014					2015	2014
Net sales	$79.5	$81.5	(2)%		4%	$(5.1)	14	12
Segment profit	13.0	13.6	(4)		6	(1.3)	15	14

Segment profit as percent of sales	16.4%	16.7%	(0.3)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 2 percent in the first quarter of 2015. Excluding the impact of foreign currency exchange rates, sales increased 4 percent. The increase was mainly in the United States and Canada due to a larger and more active sales force that increased the volume of products sold with solid promotional programs, including less promotional pricing, aimed at recruiting and activating new sales force members. Mexico also increased sales in its core business due to a larger sales force from strong recruiting, partially offset by not having the business-to-business sales that occurred in the first quarter of 2014. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period is not necessarily indicative of future trends. The average price increase for the segment was 3 percent.
Segment profit decreased $0.6 million in the first quarter of 2015. Excluding the impact of foreign currency exchange rates, profit increased by 6 percent, reflecting the higher sales and improved gross margin.
The Mexican peso was the main foreign currency that impacted the year-over-year comparison.
Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2015	Mar 29, 2014					2015	2014
Net sales	$62.9	$73.5	(14)%		(7)%	$(6.0)	11	11
Segment profit	(0.3)	(0.7)	(56)		(80)	(0.9)	—	(1)

Segment profit as percent of sales	(0.5)%	(1.0)%	0.5	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 14 percent in the first quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent, primarily from the lost sales in connection with the decision in 2014 to cease operating the Armand Dupree business in the United States, and lower sales in BeautiControl due to a smaller and less productive sales force, in part, due to disruption from a new sales force compensation plan. Fuller Mexico also had a slight sales decrease, reflecting a smaller, less active sales force in light of high field manager turnover. The average price increase in this segment was 4 percent.
The segment loss was $0.4 million lower in the first quarter of 2015, reflecting the benefit of not incurring an operating loss, including $1.6 million related to inventory obsolescence, in connection with the decision to cease operating Armand Dupree in 2014, partially offset by lower profit in Fuller Mexico, due to increased bad debt expense and increased promotional spending focused on increasing sales force recruiting and activity.

The Mexican peso was the main currency that impacted the year-over-year comparison.
Although Fuller Mexico had a decrease in sales and profit in the first quarter of 2015, its performance was not significantly different than under the assumptions used in the step 1 goodwill impairment evaluation performed as of the September 2014 assessment date. If the operating performance should continue to decline and fall significantly out of line with the assumptions used in the 2014 annual assessment, including changes in projected future revenue, profitability and cash flow; or a significant increase in interest rates or cost of capital, this would have a negative impact on the fair value of the reporting unit, which could result in an impairment to the Fuller Mexico goodwill.
South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 28, 2015	Mar 29, 2014					2015	2014
Net sales	$76.0	$95.9	(21)%		37%	$(40.4)	13	15
Segment profit	3.2	3.4	(4)		—	(10.3)	4	4

Segment profit as percent of sales	4.2%	3.5%	0.7	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 21 percent in the first quarter of 2015, primarily reflecting the $31.3 million translation impact on sales from the devaluation of the Venezuelan bolivar to U.S. dollar rate used in 2015 compared with 2014. Excluding the impact of changes in all foreign currency exchange rates, sales increased 37 percent. Of the 37 percent increase in sales in local currency, approximately one-third reflected the impact of higher prices in the segment. The remaining increase was the result of higher volume. The most significant increase was in Brazil, the largest unit in South America, primarily from higher volume of products sold along with increased prices. The volume improvement reflected a significant sales force size advantage and the launch of new, attractive products that energized the sales force and created demand from end consumers, while continuing to overcome service issues experienced in 2014 as a result of challenges in the supply chain that slowed fulfillment. Argentina's sales also increased significantly, primarily from higher prices in light of significant inflation.
Segment profit decreased 4 percent in the first quarter of 2015. This decrease included $8.8 million incremental translation impact on segment profit from the devaluation of the Venezuelan bolivar to U.S. dollar rate used in 2015 compared with 2014. Excluding the impact of changes in foreign currency exchange rates, including Venezuela, segment profit increased $10.1 million, primarily due to higher sales and an improved gross margin in Brazil, as well as lower charges in Venezuela in connection with the re-measurement of net monetary assets and the impact of selling inventory at a weaker exchange rate than at which it was produced, which was $9.3 million in 2015 compared with $13.4 million in 2014.
The Brazilian real and Venezuelan bolivar had the most significant negative impacts on the year-over-year sales and profit comparisons.
The bolivar to U.S. dollar exchange rates used in translating the Company’s 2014 operating activity was 6.3 in the first quarter, 10.8 in the second quarter and 50.0 in the second half of 2014 and in January 2015. In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, eliminating the SICAD 2 auction process and introducing the Simadi mechanism, whose rate was approximately 198.0 bolivars to the U.S. dollar as of May 1, 2015. The Company used 172.0 bolivars to the U.S. dollar to translate its February 2015 operating activity and 190.0 to translate its March 2015 operating activity and to remeasure the end of March balance sheet of Venezuela. The Company expects to use the Simadi rate to translate future operating activity. The impact of re-measuring the net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured was $9.3 million.

In light of this new currency exchange mechanism, the Company is not able to predict, at this time, what rate will be available in the future for it to exchange Venezuelan bolivars into U.S. dollars as the rate is expected to fluctuate on a daily basis. If the exchange rate used by the Company to translate its Venezuelan results was at approximately 198 bolivars to the U.S. dollar throughout 2015, there will be translation impacts on the second, third and fourth quarter sales from the weaker rate compared with 2014 of $22.4 million, $4.0 million and $3.7 million, respectively, and on segment profit of $9.0 million, $0.7 million and $0.3 million, respectively.
As of the end of the first quarter of 2015, the Company had $2 million in net monetary assets denominated in Venezuelan bolivars (measured at the Simadi rate), including $2 million in cash and cash equivalents, which would be directly impacted by any changes in the exchange rate. Sales and segment profit in Venezuela, measured at the current Simadi rate, represent about half a percent of total Company sales and segment profit.
Financial Condition
Liquidity and Capital Resources: Net working capital increased by $6.7 million in the first quarter of 2015, which primarily reflected a decrease in accounts payable, due to the timing of payments around year-end, as well as an increase in prepaid expenses and other assets. These were partially offset by a $13.6 million impact due to weaker foreign currency exchange rates (other than in Venezuela) in relation to the U.S. dollar, as well as an increase in short-term borrowings (net of cash and cash equivalents) and the $6.6 million impact on net monetary assets in Venezuela in connection with the first quarter 2015 currency devaluation.
The Company continues to carry debt in connection with the $600 million in Senior Notes due in 2021. As of March 28, 2015, the Company had total borrowings of $266.0 million outstanding under its Credit Agreement, including $175.9 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. As of March 28, 2015, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.52 percent under the Credit Agreement. The spread will increase to 175 basis points in the second quarter of 2015 based on the leverage as defined under the Credit Agreement as of and for the four quarters ended March 28, 2015.
The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash during each quarter than would relate solely to the quarter end cash and debt balances.
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 28, 2015, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At March 28, 2015, the Company had $652.6 million of unused lines of credit, including $380.3 million under the committed, secured Credit Agreement, and $272.3 million available under various uncommitted lines around the world. With the agreement of its lenders, the Company is permitted to increase its borrowing capacity by a total of up to $200 million under the Credit Agreement, if necessary.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $83.9 million as of March 28, 2015, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $83.9 million as of March 28, 2015. Of this amount, $81.8 million was held by foreign subsidiaries. Approximately 43 percent of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign units, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant exposures are to the euro, the Indonesian rupiah and the Mexican peso, as well as the Brazilian real, Chinese renminbi and Malaysian ringgit. Business units in which the Company generated at least $100 million of sales in 2014 included Brazil, China, France, Germany, Indonesia, Malaysia/Singapore, Fuller Mexico, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Brazil, Indonesia and Fuller Mexico exceeded $200 million. Downturns in the Company's business in these units, including but not limited to, difficulties in the recruitment, retention and activity of the Company's independent sales force or the success of new products and/or promotional programs, adversely impacts the Company's ability to generate operating cash flows.
Operating Activities: Net cash used in operating activities for the periods ended March 28, 2015 and March 29, 2014 was $11.8 million and $18.3 million, respectively. The favorable comparison primarily reflected efficient management of working capital, including a smaller increase in accounts receivable in light of higher sales at the end of 2014 than the end of 2013, lower income tax payments and cash flows from the Company's hedging program. These benefits were partially offset by a larger reduction in accounts payable and accrued liabilities, reflecting payments around year end 2014 versus 2013, as well as a decrease in cash elements of net income as the result of weaker foreign currency exchange rates in relation to the U.S. dollar.
Investing Activities: During the first quarters of 2015 and 2014, the Company had $13.9 million and $14.4 million, respectively, of capital expenditures. In both 2015 and 2014, the most significant capital expenditures were related to molds. In 2015 and 2014, capital expenditures included $2.6 million and $2.1 million, respectively, related to increasing supply chain capabilities to support operations. In 2015, capital expenditures included $3.0 million related to global software upgrades to support operations. Partially offsetting the capital spending in 2015 and 2014 were proceeds from the sale of long-term assets of $2.1 million and $4.2 million, respectively, primarily reflecting contract closings under the Company's program to sell land near its Orlando, Florida headquarters.
Financing Activities: Dividends paid to shareholders were $35.7 million and $32.6 million in the first quarters of 2015 and 2014, respectively. The higher 2015 amount was due to the increase in the dividends paid from $0.62 per share to $0.68 per share in the first quarters of 2014 and 2015, respectively, partially offset by a reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $3.1 million and $4.8 million in the first quarters of 2015 and 2014, respectively. The Company also increased revolver borrowings through its Credit Agreement by $71.7 million for the funding of operating activities, investing activities and dividends.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 0.1 million shares for $10.0 million in the first quarter of 2014. There were no share repurchases under this program during the first quarter of 2015. Program-to-date beginning in 2007 and through the end of March 2015, the Company had spent $1.29 billion to repurchase 21.3 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). Based on the Company’s current debt level, its expected disbursements for dividends in the remainder of 2015, and its projected 2015 cash flow and EBITDA that have been negatively impacted versus 2014 by strengthening of the U.S. dollar, the Company does not currently plan to make open market share repurchases in 2015.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2015 and 2014, 11,890 and 86,872 shares were retained to fund withholding taxes, totaling $0.9 million and $6.9 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of March 28, 2015, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.52 percent.
As of March 28, 2015, the Company had total borrowings of $266.0 million outstanding under its Credit Agreement, with $175.9 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash during each quarter than would relate solely to the quarter end cash and debt balances.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant income and cash flow exposures are to the euro, Indonesian rupiah and Mexican peso, with meaningful exposures as well to the Brazilian real, Chinese renminbi and Malaysian ringgit.
Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted in up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarters ended March 28, 2015 and March 29, 2014, the cash flow impact of these currency hedges was an inflow of $3.6 million and an outflow of $4.7 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of March 28, 2015 were to buy U.S. dollars $45.8 million and euro $29.3 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 28, 2015, the Company was in a net payable position of approximately $5.8 million related to its currency hedges, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2015 cost of sales will include approximately $160 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $16 million compared with the prior year. For the first quarter of 2015, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was positively impacted by less than $1 million in local currency due to resin cost changes, as compared with 2014. For full year 2015, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is a benefit of $6 million, as compared with 2014. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit and through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and discount offers. It may also, on occasion, make advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly Argentina, Ecuador, Egypt and Venezuela due to government regulations and restrictions;

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

•	the introduction of Company operations in new markets outside the United States;

•	general social, economic and political conditions in markets, such as in Argentina, Ecuador, Egypt, Russia, Turkey, Ukraine and Venezuela and other countries impacted by such events;

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

•	the impact of natural disasters, terrorist activities and epidemic or pandemic disease outbreaks;

•	the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications;

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•	the ability to attract and retain certain executive officers and key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company's credit arrangements;

•	integration of non-traditional product lines into Company operations;

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

•
other risks discussed in Item 1A, Risk Factors, of the Company's 2014 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, Notes, other financial information appearing elsewhere in this report and the Company's other filings with the United States Securities and Exchange Commission.

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
12/28/14 - 1/31/15	—	$—	—	$713,147,844
2/1/15 - 2/28/15	—	—	—	713,147,844
3/1/15 - 3/28/15	—	—	—	713,147,844
	—	$—	—	$713,147,844
_________________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent, of which $713.1 million remained unspent as of March 28, 2015.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, filed on May 5, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
May 5, 2015