Form 10-Q
period 2015-06-27
TUPPERWARE BRANDS CORP
filed 2015-08-04
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended June 27, 2015
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of July 30, 2015, 49,885,952 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$588.9	$674.3	$1,170.7	$1,337.5
Cost of products sold	189.1	225.7	380.7	447.3
Gross margin	399.8	448.6	790.0	890.2

Delivery, sales and administrative expense	310.1	348.6	623.5	693.1
Re-engineering and impairment charges	1.5	3.4	17.7	5.7
Gains on disposal of assets	10.8	0.5	11.4	2.3
Operating income	99.0	97.1	160.2	193.7

Interest income	0.5	0.5	1.0	1.2
Interest expense	12.0	11.6	25.3	24.0
Other expense	1.1	16.0	8.3	30.1
Income before income taxes	86.4	70.0	127.6	140.8

Provision for income taxes	24.4	22.4	36.1	41.0
Net income	$62.0	$47.6	$91.5	$99.8

Earnings per share:
Basic	$1.24	$0.95	$1.84	$1.99
Diluted	1.23	0.93	1.82	1.95

Weighted-average shares outstanding:
Basic	49.8	50.2	49.8	50.2
Diluted	50.4	51.1	50.3	51.1

Dividends declared per common share	$0.68	$0.68	$1.36	$1.36

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$62.0	$47.6	$91.5	$99.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(19.4)	7.3	(44.6)	6.4
Deferred gain (loss) on cash flow hedges, net of tax benefit of $0.2, $0.5, $0.6 and $0.3, respectively	(1.8)	(1.4)	(2.2)	0.1
Pension and other post-retirement income, net of tax provision of $0.0, $0.3, $1.1 and $0.4, respectively	0.1	0.5	3.0	0.8
Other comprehensive income (loss)	(21.1)	6.4	(43.8)	7.3
Total comprehensive income	$40.9	$54.0	$47.7	$107.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 27, 2015	December 27, 2014
ASSETS
Cash and cash equivalents	$74.1	$77.0
Accounts receivable, less allowances of $35.3 and $34.5, respectively	173.6	168.1
Inventories	299.1	306.0
Deferred income tax benefits, net	110.2	118.8
Non-trade amounts receivable, net	43.7	61.8
Prepaid expenses and other current assets	24.6	21.6
Total current assets	725.3	753.3
Deferred income tax benefits, net	410.6	416.7
Property, plant and equipment, net	262.9	290.3
Long-term receivables, less allowances of $12.2 and $13.1, respectively	14.8	17.3
Trademarks and tradenames, net	94.8	104.2
Other intangible assets, net	0.7	1.5
Goodwill	157.5	164.7
Other assets, net	27.6	32.0
Total assets	$1,694.2	$1,780.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$95.9	$142.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	264.0	221.4
Accrued liabilities	326.8	383.2
Total current liabilities	686.7	747.4
Long-term debt and capital lease obligations	609.3	612.1
Other liabilities	220.7	234.7
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	193.0	190.7
Retained earnings	1,368.3	1,348.2
Treasury stock, 13,722,138 and 13,924,568 shares, respectively, at cost	(931.9)	(945.0)
Accumulated other comprehensive loss	(452.5)	(408.7)
Total shareholders' equity	177.5	185.8
Total liabilities and shareholders' equity	$1,694.2	$1,780.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 27, 2015	June 28, 2014
Operating Activities:
Net income	$91.5	$99.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.0	31.6
Unrealized foreign exchange loss	7.0	29.2
Equity compensation	8.2	8.5
Amortization of deferred debt costs	0.6	0.4
Net gains on disposal of assets	(11.1)	(2.2)
Provision for bad debts	6.4	6.6
Write-down of inventories	8.9	10.6
Non-cash impact of re-engineering and impairment costs	13.5	0.4
Net change in deferred income taxes	(12.6)	(21.1)
Excess tax benefits from share-based payment arrangements	(0.7)	(7.1)
Changes in assets and liabilities:
Accounts and notes receivable	(23.0)	(27.1)
Inventories	(22.6)	(47.4)
Non-trade amounts receivable	(1.9)	(10.7)
Prepaid expenses	(5.0)	(8.6)
Other assets	0.8	(0.7)
Accounts payable and accrued liabilities	(37.7)	(1.6)
Income taxes payable	(24.3)	(17.2)
Other liabilities	0.3	1.2
Net cash impact from hedging activity	(5.1)	(0.6)
Other	(0.1)	0.1
Net cash provided by operating activities	24.1	44.1
Investing Activities:
Capital expenditures	(27.8)	(31.2)
Proceeds from disposal of property, plant and equipment	14.4	5.5
Net cash used in investing activities	(13.4)	(25.7)
Financing Activities:
Dividend payments to shareholders	(69.7)	(66.9)
Proceeds from exercise of stock options	4.9	10.7
Repurchase of common stock	(0.9)	(31.4)
Repayment of capital lease obligations	(1.7)	(2.0)
Net change in short-term debt	62.1	63.5
Debt issuance costs	(0.7)	—
Excess tax benefits from share-based payment arrangements	0.7	7.1
Net cash used in financing activities	(5.3)	(19.0)
Effect of exchange rate changes on cash and cash equivalents	(8.3)	(44.0)
Net change in cash and cash equivalents	(2.9)	(44.6)
Cash and cash equivalents at beginning of year	77.0	127.3
Cash and cash equivalents at end of period	$74.1	$82.7

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
These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in the balance sheet, statements of income, comprehensive income and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
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
Venezuela Foreign Currency Translation: The bolivar to U.S. dollar exchange rates used in translating the Company’s 2014 operating activity were 6.3 in the first quarter, 10.8 in the second quarter and 50.0 in the second half of 2014 and in January 2015. In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, introducing the Simadi mechanism. The Company used rates determined under this mechanism of 172.0 bolivars to the U.S. dollar to translate its February 2015 operating activity and 190.0 to translate March 2015 operating activity and the end of March balance sheet of Venezuela. The Company used a rate of 198.0 as of the end of the second quarter of 2015. The Company expects to continue to use the Simadi rate to translate future operating activity. The expense of re-measuring the net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured was $1.8 million and $22.2 million for the second quarters of 2015 and 2014, respectively, and $11.1 million and $35.7 million for the year-to-date periods ended June 27, 2015 and June 28, 2014, respectively. The amounts related to remeasurement are included in other expense.
As of June 27, 2015, the Company had approximately $2 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar. In addition, there were $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the consolidated balance sheets.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the second quarters of 2015 and 2014 were $35.8 million and $41.3 million, respectively, and $70.5 million and $80.0 million for the year-to-date periods ended June 27, 2015 and June 28, 2014, respectively.

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
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $97.8 million and $111.4 million for the second quarters of 2015 and 2014, respectively, and $199.8 million and $225.2 million for the year-to-date periods ended June 27, 2015 and June 28, 2014, respectively.

Note 4:	Inventories

(In millions)	June 27, 2015	December 27, 2014
Finished goods	$238.2	$242.5
Work in process	24.9	26.8
Raw materials and supplies	36.0	36.7
Total inventories	$299.1	$306.0

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$62.0	$47.6	$91.5	$99.8
Weighted-average shares of common stock outstanding	49.8	50.2	49.8	50.2
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.6	0.9	0.5	0.9
Weighted-average common and common equivalent shares outstanding	50.4	51.1	50.3	51.1
Basic earnings per share	$1.24	$0.95	$1.84	$1.99
Diluted earnings per share	$1.23	$0.93	$1.82	$1.95
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.7	0.4	0.7	0.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(44.6)	4.4	1.5	(38.7)
Amounts reclassified from accumulated other comprehensive loss	—	(6.6)	1.5	(5.1)
Net current-period other comprehensive income (loss)	(44.6)	(2.2)	3.0	(43.8)
Balance at June 27, 2015	$(412.9)	$5.6	$(45.2)	$(452.5)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income before reclassifications	6.4	2.6	0.1	9.1
Amounts reclassified from accumulated other comprehensive loss	—	(2.5)	0.7	(1.8)
Net current-period other comprehensive income	6.4	0.1	0.8	7.3
Balance at June 28, 2014	$(276.7)	$2.3	$(35.1)	$(309.5)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $8.5 million and $3.2 million for the year-to-date periods ended June 27, 2015 and June 28, 2014, respectively. Associated with these items were tax provisions of $1.9 million and $0.7 million, respectively. See Note 10 for further discussion of derivatives.
For the year-to-date periods ended June 27, 2015 and June 28, 2014, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.6 million and $0.4 million, respectively, and actuarial losses of $2.1 million and $1.3 million, respectively. For the period ended June 27, 2015, there were pension settlement costs of $0.4 million. There were no such costs for the period ended June 28, 2014. The tax benefit associated with these items was $0.4 million and $0.2 million, respectively. See Note 12 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $1.5 million and $3.4 million in re-engineering charges during the second quarters of 2015 and 2014, respectively, and $4.2 million and $5.7 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of June 27, 2015 and December 27, 2014 were as follows:

(In millions)	June 27, 2015	December 27, 2014
Beginning of the year balance	$2.4	$2.6
Provision	4.2	11.0
Non-cash charges	—	(1.8)
Cash expenditures:
Severance	(4.2)	(7.1)
Other	(0.9)	(2.3)
End of period balance	$1.5	$2.4
The accrual balance as of June 27, 2015, related primarily to severance payments to be made by the end of the third quarter of 2015. In connection with the decisions to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand, the Company recorded $1.9 million and $0.4 million, respectively, in cost of sales for inventory obsolescence during the first half of 2014.
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure and created a new exchange mechanism called Simadi that has provided an exchange rate significantly lower than the rate available to the Company under the previous SICAD 2 mechanism. As a result, and based on the perceived impact of this change to the operations of its Venezuelan unit, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela. This evaluation involved performing an undiscounted cash flow analysis to determine if the carrying value of the assets were recoverable and whether the amount included on the balance sheet was greater than fair value. The Company considered many economic and operating factors, including uncertainty surrounding the interpretation and enforcement of certain product pricing restrictions in Venezuela, the inability to obtain the necessary raw materials locally to meet production demands and the significant decline in the global price of oil. Due to the decline of the global price of oil, the Venezuelan government has not made U.S. dollars widely available through any of the exchange mechanisms it has had in place. Given the devaluation of the Venezuelan bolivar compared with the U.S. dollar, and the lack of U.S dollars available to use for the purchase of raw materials from on-going operations, the Company did not believe it would be able to operate the business profitably. As a result, the Company concluded that the carrying value of the long-term fixed assets in Venezuela was not recoverable. The Company then estimated the fair value of the long-term fixed assets using estimated selling prices available in Venezuela. The primary assets that were considered to continue to maintain a marketable value in Venezuela included commercial office space, a show room and parking spaces. As a result of this evaluation in the first quarter of 2015, the Company recorded an impairment charge of $13.5 million to reduce the long-term fixed asset carrying value in Venezuela to the estimated fair value of $2.2 million, which is considered a non-recurring Level 3 measurement within the fair value hierarchy.

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
Worldwide sales of beauty and personal care products totaled $115.4 million and $136.8 million in the second quarters of 2015 and 2014, respectively, and $228.3 million and $264.4 million for the respective year-to-date periods.

	13 weeks ended		26 weeks ended
(In millions)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales:
Europe	$156.1	$186.3	$327.8	$399.6
Asia Pacific	193.7	211.1	385.4	410.1
Tupperware North America	93.8	93.4	173.3	174.9
Beauty North America	65.9	77.7	128.8	151.2
South America	79.4	105.8	155.4	201.7
Total net sales	$588.9	$674.3	$1,170.7	$1,337.5
Segment profit (loss):
Europe	$26.4	$27.9	$55.7	$68.2
Asia Pacific	41.5	46.5	80.5	87.4
Tupperware North America	20.2	19.8	33.2	33.4
Beauty North America (a)	3.3	3.0	3.0	2.3
South America	13.7	(0.4)	16.9	3.0
Total segment profit	$105.1	$96.8	$189.3	$194.3
Unallocated expenses	(16.5)	(12.9)	(31.1)	(27.3)
Re-engineering and impairment charges (a)	(1.5)	(3.4)	(17.7)	(5.7)
Gains on disposal of assets	10.8	0.5	11.4	2.3
Interest expense, net	(11.5)	(11.0)	(24.3)	(22.8)
Income before taxes	$86.4	$70.0	$127.6	$140.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(In millions)	June 27, 2015	December 27, 2014
Identifiable assets:
Europe	$305.3	$337.3
Asia Pacific	321.3	321.4
Tupperware North America	139.1	137.1
Beauty North America	293.3	317.0
South America	116.8	131.1
Corporate	518.4	536.1
Total identifiable assets	$1,694.2	$1,780.0
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
Debt Obligations

(In millions)	June 27, 2015	December 27, 2014
Fixed rate Senior Notes due 2021	$599.3	$599.2
Five year Revolving Credit Agreement (a)	258.1	209.0
Belgium facility capital lease	11.6	13.9
Other	4.3	11.4
Total debt obligations	$873.3	$833.5
____________________

(a)	$179.6 million denominated in euros as of June 27, 2015.

Credit Agreement
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated as of September 11, 2013, as amended by Amendment No. 1 dated as of June 2, 2014 (as so amended, the “Credit Agreement”). The terms and structure of the Credit Agreement remain largely the same. The Amendment (i) reduced the aggregate amount available to the Company and the Subsidiary Borrower under the Credit Agreement from $650 million to $600 million (the “Facility Amount”), (ii) extended the final maturity date of the Credit Agreement from September 11, 2018 to June 9, 2020, and (iii) amends the applicable margins for borrowings and the commitment fee to be generally more favorable for the Company. The Credit Agreement continues to provide (a) a revolving credit facility, available up to the full amount of the Facility Amount, (b) a letter of credit facility, available up to $50 million of the Facility Amount, and (c) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Loans made under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates. The Company generally selects the London Interbank Offered Rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate. As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by a pricing schedule and is based upon the better for the Company of (a) the ratio (the "Consolidated Leverage Ratio") of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. As of June 27, 2015, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 1.51 percent under the Credit Agreement.
At June 27, 2015, the Company had $612.1 million of unused lines of credit, including $340.1 million under the committed, secured Credit Agreement, and $272.0 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of June 27, 2015, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $3.7 million and $2.8 million in the second quarters of 2015 and 2014, respectively, and $6.4 million and $5.2 million for the respective year-to-date periods.
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
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, a net gain associated with these hedges, in other comprehensive income of $6.9 million and $26.4 million in the second quarter and year-to-date periods of 2015, respectively, and a net loss of $0.5 million and $3.8 million for the respective periods of 2014. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges were outflows of $5.1 million and $0.6 million for the year-to-date periods ended June 27, 2015 and June 28, 2014, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of June 27, 2015 and December 27, 2014, the notional amounts of outstanding forward contracts to purchase currencies were $84.5 million and $185.1 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $89.4 million and $184.2 million, respectively. As of June 27, 2015, the notional values of the largest positions outstanding were to purchase euro $54.2 million and to sell Indonesian rupiah $15.2 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of June 27, 2015 and December 27, 2014. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Jun 27, 2015	Dec 27, 2014	Balance sheet location	Jun 27, 2015	Dec 27, 2014
Foreign exchange contracts	Non-trade amounts receivable	$15.7	$35.0	Accrued liabilities	$18.7	$30.3
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the second quarters of 2015 and 2014:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2015	2014		2015	2014
Foreign exchange contracts	Other expense	$(15.0)	$4.8	Other expense	$14.8	$(5.0)
The following table summarizes the impact of Company's hedging activities on comprehensive income for the second quarters of 2015 and 2014:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$2.1	$(0.4)	Cost of products sold	$4.2	$1.5	Interest expense	$(1.7)	$(1.5)
Net equity hedging relationships
Foreign exchange contracts	12.8	(0.9)	Other expense	—	—	Interest expense	(4.5)	(3.1)
Euro denominated debt	(1.9)	—	Other expense	—	—	Other expense	—	—

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended June 27, 2015 and June 28, 2014:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2015	2014		2015	2014
Foreign exchange contracts	Other expense	$(39.8)	$5.8	Other expense	$40.0	$(5.5)
The following table summarizes the impact of Company's hedging activities on comprehensive income for the year-to-date periods ended June 27, 2015 and June 28, 2014:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$5.5	$2.9	Cost of products sold	$8.5	$3.2	Interest expense	$(4.6)	$(2.8)
Net equity hedging relationships
Foreign exchange contracts	32.3	(6.0)	Other expense	—	—	Interest expense	(8.0)	(6.7)
Euro denominated debt	9.0	—	Other expense	—	—	Other expense	—	—

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 27, 2015 and December 27, 2014. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 Senior Notes was $628.0 million at June 27, 2015, compared with the carrying value of $599.3 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 27, 2015 and June 28, 2014 were as follows:

	Second Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2.7	$2.8	$—	$0.1	$5.5	$5.6	$—	$0.1
Interest cost	1.7	2.2	0.2	0.2	3.5	4.4	0.4	0.6
Expected return on plan assets	(1.4)	(1.5)	—	—	(2.8)	(3.1)	—	—
Settlement/curtailment	0.4	—	—	—	0.4	—	—	—
Net amortization	1.1	0.6	(0.3)	(0.1)	2.1	1.2	(0.6)	(0.3)
Net periodic benefit cost	$4.5	$4.1	$(0.1)	$0.2	$8.7	$8.1	$(0.2)	$0.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the year-to-date periods ended June 27, 2015 and June 28, 2014, approximately $1.9 million and $0.9 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 13:	Income Taxes
The effective tax rate was 28.3 percent for both the second quarter and year-to-date period of 2015 compared with 32.0 percent and 29.1 percent, respectively, for the comparable 2014 periods. The higher 2014 rates were due to higher 2014 losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit could be recognized. In addition, the Company reported favorable audit settlements in various jurisdictions in the second quarter of 2015 that impacted the rate. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As of June 27, 2015 and December 27, 2014, the Company's gross unrecognized tax benefit was $20.5 million and $22.5 million, respectively. The Company estimates that approximately $18.4 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $4.8 million and $6.5 million as of June 27, 2015 and December 27, 2014, respectively. During 2015, the accrual for uncertain tax positions decreased by $2.3 million primarily as a result of the Company agreeing to audit settlements with various jurisdictions, $1.3 million of which reduced the accrual for interest and penalties. The accrual for uncertain tax positions also increased for positions being taken in various global tax filings, and decreased due to the impact of net weaker foreign currency exchange rates versus the U.S. dollar.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.0 million. For the remaining balance as of June 27, 2015, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments including changes in laws that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy U.S. minimum statutorily required withholding taxes. In the year-to-date periods ended June 27, 2015 and June 28, 2014, 12,300 and 87,290 shares, respectively, were retained to fund withholding taxes, with values totaling $0.9 million and $7.0 million, respectively, which were included as a component of stock repurchases in the Consolidated Statements of Cash Flows.
During the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture is accounted for using the equity method and was included in long-term other assets on the June 27, 2015 and December 27, 2014 balance sheets at the carrying value of the contributed land. The Company does not expect to have any significant cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development.
There were no capital lease arrangements initiated in the year-to-date periods ended June 27, 2015 or June 28, 2014.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15:	Stock Based Compensation
Stock option activity for 2015 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 27, 2014	2,192,136	$48.95
Granted	7,132	62.40
Expired / Forfeited	(5,469)	69.04
Exercised	(110,535)	44.73
Outstanding at June 27, 2015	2,083,264	$49.15	$41.7
Exercisable at June 27, 2015	1,471,794	$41.26	$39.7
The intrinsic value of options exercised totaled $0.3 million and $5.5 million in the second quarters of 2015 and 2014, respectively, and $2.6 million and $13.9 million in the respective year-to-date periods.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2015 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 27, 2014	651,849	$59.76
Time-vested shares granted	21,287	65.72
Market-vested shares granted	23,637	64.21
Performance shares granted	62,722	72.61
Performance share adjustments	2,735	79.42
Vested	(249,819)	36.48
Forfeited	(3,551)	72.13
June 27, 2015	508,860	$73.11
Compensation expense related to the Company's stock based compensation for the second quarter and year-to-date periods ended June 27, 2015 and June 28, 2014 were as follows:

	Second Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Stock options	$0.5	$0.5	$1.1	$0.9
Time, performance and market vested share awards	3.9	3.0	7.1	7.6
As of June 27, 2015, total unrecognized stock based compensation expense related to all stock based awards was $24.3 million, which is expected to be recognized over a weighted average period of 1.8 years.

Note 16:	Allowance for Long-Term Receivables
As of June 27, 2015, $12.9 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balance of the allowance for long-term receivables as of June 27, 2015 was as follows:

(In millions)
Balance at December 27, 2014	$13.1
Write-offs	(0.6)
Provision and reclassifications	0.7
Currency translation adjustment	(1.0)
Balance at June 27, 2015	$12.2

Note 17:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of June 27, 2015 and December 27, 2014 and for the quarter-to-date periods ended June 27, 2015 and June 28, 2014 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended June 27, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$589.6	$(0.7)	$588.9
Other revenue	—	28.5	9.7	(38.2)	—
Cost of products sold	—	9.7	215.9	(36.5)	189.1
Gross margin	—	18.8	383.4	(2.4)	399.8
Delivery, sales and administrative expense	4.1	20.8	287.6	(2.4)	310.1
Re-engineering and impairment charges	—	—	1.5	—	1.5
Gains on disposal of assets	—	—	10.8	—	10.8
Operating income (loss)	(4.1)	(2.0)	105.1	—	99.0
Interest income	8.1	6.2	1.4	(15.2)	0.5
Interest expense	12.1	9.0	6.1	(15.2)	12.0
Income from equity investments in subsidiaries	66.9	64.6	—	(131.5)	—
Other expense	—	—	1.1	—	1.1
Income before income taxes	58.8	59.8	99.3	(131.5)	86.4
Provision (benefit) for income taxes	(3.2)	(2.3)	29.9	—	24.4
Net income (loss)	$62.0	$62.1	$69.4	$(131.5)	$62.0
Comprehensive income (loss)	$40.9	$42.2	$58.7	$(100.9)	$40.9

Consolidating Statement of Income

	13 Weeks Ended June 28, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$677.5	$(3.2)	$674.3
Other revenue	—	38.4	6.4	(44.8)	—
Cost of products sold	—	6.4	264.9	(45.6)	225.7
Gross margin	—	32.0	419.0	(2.4)	448.6
Delivery, sales and administrative expense	3.2	20.4	327.4	(2.4)	348.6
Re-engineering and impairment charges	—	—	3.4	—	3.4
Gains on disposal of assets	—	—	0.5	—	0.5
Operating income (loss)	(3.2)	11.6	88.7	—	97.1
Interest income	0.1	7.4	1.1	(8.1)	0.5
Interest expense	9.3	5.4	5.0	(8.1)	11.6
Income from equity investments in subsidiaries	55.6	47.5	—	(103.1)	—
Other expense	—	0.1	15.9	—	16.0
Income before income taxes	43.2	61.0	68.9	(103.1)	70.0
Provision (benefit) for income taxes	(4.4)	5.1	21.7	—	22.4
Net income (loss)	$47.6	$55.9	$47.2	$(103.1)	$47.6
Comprehensive income (loss)	$54.0	$61.3	$46.8	$(108.1)	$54.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	26 Weeks Ended June 27, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,171.6	$(0.9)	$1,170.7
Other revenue	—	56.8	14.9	(71.7)	—
Cost of products sold	—	14.9	434.0	(68.2)	380.7
Gross margin	—	41.9	752.5	(4.4)	790.0
Delivery, sales and administrative expense	7.6	38.7	581.6	(4.4)	623.5
Re-engineering and impairment charges	—	—	17.7	—	17.7
Gains on disposal of assets	—	—	11.4	—	11.4
Operating income (loss)	(7.6)	3.2	164.6	—	160.2
Interest income	15.3	12.7	2.4	(29.4)	1.0
Interest expense	24.9	17.1	12.7	(29.4)	25.3
Income from equity investments in subsidiaries	102.2	99.3	—	(201.5)	—
Other expense	—	—	8.3	—	8.3
Income before income taxes	85.0	98.1	146.0	(201.5)	127.6
Provision (benefit) for income taxes	(6.5)	(0.7)	43.3	—	36.1
Net income (loss)	$91.5	$98.8	$102.7	$(201.5)	$91.5
Comprehensive income (loss)	$47.7	$49.8	$63.5	$(113.3)	$47.7

Consolidating Statement of Income

	26 Weeks Ended June 28, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,341.1	$(3.6)	$1,337.5
Other revenue	—	63.2	12.2	(75.4)	—
Cost of products sold	—	12.2	509.3	(74.2)	447.3
Gross margin	—	51.0	844.0	(4.8)	890.2
Delivery, sales and administrative expense	7.8	35.5	654.6	(4.8)	693.1
Re-engineering and impairment charges	—	—	5.7	—	5.7
Gains on disposal of assets	—	—	2.3	—	2.3
Operating income (loss)	(7.8)	15.5	186.0	—	193.7
Interest income	0.2	14.6	2.2	(15.8)	1.2
Interest expense	18.9	9.9	11.0	(15.8)	24.0
Income from equity investments in subsidiaries	116.9	106.1	—	(223.0)	—
Other expense	—	0.2	29.9	—	30.1
Income before income taxes	90.4	126.1	147.3	(223.0)	140.8
Provision (benefit) for income taxes	(9.4)	7.7	42.7	—	41.0
Net income (loss)	$99.8	$118.4	$104.6	$(223.0)	$99.8
Comprehensive income (loss)	$107.1	$125.1	$107.9	$(233.0)	$107.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	June 27, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$74.0	$—	$74.1
Accounts receivable, net	—	—	173.6	—	173.6
Inventories	—	—	299.1	—	299.1
Deferred income tax benefits, net	6.2	36.9	67.1	—	110.2
Non-trade amounts receivable, net	—	40.7	93.2	(90.2)	43.7
Intercompany receivables	18.7	667.1	231.5	(917.3)	—
Prepaid expenses and other current assets	1.2	4.4	69.3	(50.3)	24.6
Total current assets	26.1	749.2	1,007.8	(1,057.8)	725.3
Deferred income tax benefits, net	98.2	188.4	124.0	—	410.6
Property, plant and equipment, net	—	43.5	219.4	—	262.9
Long-term receivables, net	—	0.1	14.7	—	14.8
Trademarks and tradenames, net	—	—	94.8	—	94.8
Other intangible assets, net	—	—	0.7	—	0.7
Goodwill	—	2.9	154.6	—	157.5
Investments in subsidiaries	1,131.8	474.5	—	(1,606.3)	—
Intercompany notes receivable	455.7	536.0	289.6	(1,281.3)	—
Other assets, net	2.3	0.9	154.5	(130.1)	27.6
Total assets	$1,714.1	$1,995.5	$2,060.1	$(4,075.5)	$1,694.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$1.0	$1.0	$93.9	$—	$95.9
Short-term borrowings and current portion of long-term debt and capital lease obligations	168.8	—	95.2	—	264.0
Intercompany payables	518.5	235.1	163.7	(917.3)	—
Accrued liabilities	138.1	61.7	267.5	(140.5)	326.8
Total current liabilities	826.4	297.8	620.3	(1,057.8)	686.7
Long-term debt and capital lease obligations	599.3	—	10.0	—	609.3
Intercompany notes payable	93.1	457.3	730.9	(1,281.3)	—
Other liabilities	17.8	155.4	177.6	(130.1)	220.7
Shareholders' equity	177.5	1,085.0	521.3	(1,606.3)	177.5
Total liabilities and shareholders' equity	$1,714.1	$1,995.5	$2,060.1	$(4,075.5)	$1,694.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	December 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$77.0	$—	$77.0
Accounts receivable, net	—	—	168.1	—	168.1
Inventories	—	—	306.0	—	306.0
Deferred income tax benefits, net	6.2	36.9	75.7	—	118.8
Non-trade amounts receivable, net	0.1	9.2	90.7	(38.2)	61.8
Intercompany receivables	11.8	755.2	227.6	(994.6)	—
Prepaid expenses and other current assets	1.1	1.8	101.8	(83.1)	21.6
Total current assets	19.2	803.1	1,046.9	(1,115.9)	753.3
Deferred income tax benefits, net	97.5	189.2	130.0	—	416.7
Property, plant and equipment, net	—	43.7	246.6	—	290.3
Long-term receivables, net	—	0.1	17.2	—	17.3
Trademarks and tradenames, net	—	—	104.2	—	104.2
Other intangible assets, net	—	—	1.5	—	1.5
Goodwill	—	2.9	161.8	—	164.7
Investments in subsidiaries	1,479.0	575.0	—	(2,054.0)	—
Intercompany notes receivable	48.4	554.1	236.5	(839.0)	—
Other assets, net	1.5	0.6	160.1	(130.2)	32.0
Total assets	$1,645.6	$2,168.7	$2,104.8	$(4,139.1)	$1,780.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.6	$140.2	$—	$142.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	110.9	2.3	108.2	—	221.4
Intercompany payables	632.0	225.0	137.6	(994.6)	—
Accrued liabilities	66.4	144.1	294.0	(121.3)	383.2
Total current liabilities	809.3	374.0	680.0	(1,115.9)	747.4
Long-term debt and capital lease obligations	599.2	—	12.9	—	612.1
Intercompany notes payable	32.5	204.0	602.5	(839.0)	—
Other liabilities	18.8	155.5	190.6	(130.2)	234.7
Shareholders' equity	185.8	1,435.2	618.8	(2,054.0)	185.8
Total liabilities and shareholders' equity	$1,645.6	$2,168.7	$2,104.8	$(4,139.1)	$1,780.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 27, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$458.8	$(59.0)	$121.3	$(497.0)	$24.1
Investing Activities:
Capital expenditures	—	(5.8)	(22.0)	—	(27.8)
Proceeds from disposal of property, plant and equipment	—	—	14.4	—	14.4
Net intercompany loans	(314.7)	100.4	24.8	189.5	—
Return of capital	—	105.5	—	(105.5)	—
Net cash provided by (used in) investing activities	(314.7)	200.1	17.2	84.0	(13.4)
Financing Activities:
Dividend payments to shareholders	(69.7)	—	—	—	(69.7)
Dividend payments to parent	—	(400.0)	(77.8)	477.8	—
Proceeds from exercise of stock options	4.9	—	—	—	4.9
Repurchase of common stock	(0.9)	—	—	—	(0.9)
Repayment of capital lease obligations	—	—	(1.7)	—	(1.7)
Net change in short-term debt	67.0	(2.3)	(2.6)	—	62.1
Debt issuance costs	(0.7)	—	—	—	(0.7)
Excess tax benefits from share-based payment arrangements	0.7	—	—	—	0.7
Net intercompany borrowings	(145.4)	261.4	54.3	(170.3)	—
Return of capital to parent	—	—	(105.5)	105.5	—
Net cash provided by (used in) financing activities	(144.1)	(140.9)	(133.3)	413.0	(5.3)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(8.2)	—	(8.3)
Net change in cash and cash equivalents	—	0.1	(3.0)	—	(2.9)
Cash and cash equivalents at beginning of year	—	—	77.0	—	77.0
Cash and cash equivalents at end of period	$—	$0.1	$74.0	$—	$74.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 28, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(17.4)	$31.7	$72.2	$(42.4)	$44.1
Investing Activities:
Capital expenditures	—	(6.9)	(24.3)	—	(31.2)
Proceeds from disposal of property, plant and equipment	—	—	5.5	—	5.5
Net intercompany loans	1.7	67.9	(32.6)	(37.0)	—
Net cash provided by (used in) investing activities	1.7	61.0	(51.4)	(37.0)	(25.7)
Financing Activities:
Dividend payments to shareholders	(66.9)	—	—	—	(66.9)
Dividend payments to parent	—	—	(35.9)	35.9	—
Proceeds from exercise of stock options	10.7	—	—	—	10.7
Repurchase of common stock	(31.4)	—	—	—	(31.4)
Repayment of capital lease obligations	—	—	(2.0)	—	(2.0)
Net change in short-term debt	66.2	—	(2.7)	—	63.5
Excess tax benefits from share-based payment arrangements	7.1	—	—	—	7.1
Net intercompany borrowings	30.0	(91.3)	17.8	43.5	—
Net cash provided by (used in) financing activities	15.7	(91.3)	(22.8)	79.4	(19.0)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	(42.6)	—	(44.0)
Net change in cash and cash equivalents	—	—	(44.6)	—	(44.6)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$0.1	$82.6	$—	$82.7

Note 18:	New Accounting Pronouncements
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In July 2015, the FASB voted to approve amendments that would defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The amendment also allows early adoption of the revenue standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
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
In July 2015, the FASB issued an amendment to existing guidance simplifying the measurement of inventory. Under the amendment, inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this amendment to have an impact on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 26 weeks ended June 27, 2015, compared with the 13 and 26 weeks ended June 28, 2014, and changes in financial condition during the 26 weeks ended June 27, 2015.
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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	June 27, 2015	June 28, 2014
Net sales	$588.9	$674.3	(13)%		4%	$(110.5)
Gross margin as percent of sales	67.9%	66.5%	1.4	pp	na	na
DS&A as percent of sales	52.7	51.7	1.0		na	na
Operating income	$99.0	$97.1	2%		41%	$(26.9)
Net income	62.0	47.6	30		-	(20.4)
Net income per diluted share	1.23	0.93	32		-	(0.40)

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	June 27, 2015	June 28, 2014
Net sales	$1,170.7	$1,337.5	(12)%		4%	$(210.2)
Gross margin as percent of sales	67.5%	66.6%	0.9	pp	na	na
DS&A as percent of sales	53.3	51.8	1.5		na	na
Operating income	$160.2	$193.7	(17)%		11%	$(49.6)
Net income	91.5	99.8	(8)		47	(37.5)
Net income per diluted share	1.82	1.95	(7)		49	(0.73)
_________________________

na	not applicable
pp	percentage points
-	increase is greater than 100%
Sales decreased 13 percent in the second quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with an 8 percent sales increase in local currency. The Company's units that operate in established economy markets, as a group, had a 2 percent sales decrease in local currency compared with 2014.
Net income increased in the second quarter of 2015, primarily reflecting $20.4 million lower expenses in connection with devaluation of the currency exchange rate in Venezuela, as well as 2015 pretax gains of $10.5 million from land transactions in the second quarter of 2015. Excluding the impacts of these items, along with changes in other foreign currency exchange rates, net income increased in the second quarter of 2015, primarily reflecting increased segment profit in South America, as well as strong increases in Beauty North America, Europe and Tupperware North America. These were partially offset by decreased segment profit in Asia Pacific.
Reported sales for the year-to-date period decreased 12 percent compared with the same period of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent. The factors impacting the year-to-date sales and net income comparisons were similar to those impacting the second quarter comparisons, except for a $13.5 million impairment of the long-term fixed assets in Venezuela during the first quarter of 2015, as well as a slight decrease in year-to-date segment profit in Europe. The expense for items on the balance sheet in Venezuela in the year-to-date periods of 2015 and 2014 was $11.1 million and $35.7 million, respectively.
The Company's net working capital position increased by $32.7 million, compared with the end of 2014, primarily reflecting a decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, partially offset by the net impact of changes in foreign currency exchange rates on the Company's working capital.

Net cash provided by operating activities for the year-to-date periods ended June 27, 2015 and June 28, 2014 was $24.1 million and $44.1 million, respectively. The unfavorable comparison primarily reflected larger outflows of cash in connection with payments around year-end of higher accounts payable and accrued liabilities at the end of 2014 relative to the end of 2013, along with the negative impact on net income of translation foreign exchange, partially offset by a much lower outflow from increased inventory.
Net Sales
Reported sales decreased 13 percent in the second quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent.
The Company's emerging market units accounted for 67 percent and 66 percent of the Company's reported sales for the second quarters of 2015 and 2014, respectively. Sales in these markets decreased $50.9 million, or 11 percent, which included a negative $79.0 million impact from weaker foreign currency exchange rates. The strong increase in local currency sales in the Company's emerging market units was primarily in Brazil, due to a significant increase in sales force size and productivity, China due to significant growth in the number of outlets along with some improvement in sales per outlet, and the Company's businesses in the Middle East and North Africa, due to a larger sales force, as well as favorable timing impacts. Also contributing to the increase was inflation related pricing in Argentina, the benefit of larger sales forces in Korea and Tupperware Mexico, as well as a more active sales force in the Philippines. The sales growth in these units was partially offset by a decrease in Indonesia due to low orders from stocking distributors in relation to the sales force's sell through to the end consumers. The average impact of higher prices in the emerging market units was 5 percent.
Sales in the established market units decreased $34.6 million, or 15 percent, which included a negative $31.5 million impact from changes in foreign currency exchange rates. Among these units, the most significant local currency decrease was in France, reflecting a less active sales force. In addition, BeautiControl and Italy had lower sales reflecting less active and productive sales forces. This was partially offset by a significant increase in Germany due to a larger and more productive sales force, as well as a strong increase in Tupperware United States and Canada, reflecting a larger sales force. The average price increase in the established market units was 1 percent.
On a year-to-date basis, emerging markets accounted for 67 percent and 65 percent of total Company sales in 2015 and 2014, respectively. Total sales on a reported basis in the emerging markets decreased $88.4 million, including a negative $146.6 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased in these markets by 8 percent. Total sales for the established markets decreased $78.5 million, or 17 percent, for the year-to-date period of 2015, compared with the same period of 2014, which included a negative $63.6 million impact from changes in foreign currency exchange rates. The sources of the year-to-date fluctuations largely followed those of the second quarter comparison, along with lower year-to-date sales in Japan, as well as the loss of sales in light of the decision to cease operating the Armand Dupree business in the United States in the second quarter of 2014. In addition, local currency sales in Germany were relatively even on a year-to-date basis.
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
Gross Margin
Gross margin as a percentage of sales was 67.9 percent and 66.5 percent in the second quarters of 2015 and 2014, respectively. The increase of 1.4 percentage points ("pp") primarily reflected the benefit of a smaller impact of inventory in Venezuela being included in cost of goods sold in 2015 at its stronger, historical exchange rate rather than the rate used to translate its sales in the quarter (0.8 pp) and lower resin costs (0.4 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.5 percent in 2015, compared with 66.6 percent for the same period of 2014. The factors leading to the 0.9 percentage point increase largely mirrored those of the second quarter.

As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 52.7 percent in the second quarter of 2015, compared with 51.7 percent in 2014. This increase primarily reflected the translation effect of changes in foreign currency exchange rates, particularly the impact of overall dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (1.8 pp), partially offset by lower relative commission expense due to the mix of sales performances in units that pay commissions versus those that do not (0.3 pp) and lower cost of operations, primarily employee benefit costs in Europe (0.5 pp).
For the year-to-date periods, DS&A as a percentage of sales also increased to 53.3 percent from 51.8 percent in 2014. The increase primarily reflected the same currency translation effect as in the second quarter (1.7 pp).
Specific segment impacts are discussed in the segment results section.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $1.5 million and $3.4 million in re-engineering charges during the second quarters of 2015 and 2014, respectively, and $4.2 million and $5.7 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States.
For the remainder of 2015, the Company expects to incur approximately $7 million of such costs.
Fixed Asset Impairment
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure, eliminating the SICAD 2 mechanism that the Company had referenced for translating and measuring its financial statements, replacing it with a new exchange mechanism called Simadi. During the first quarter of 2015, Simadi published a rate that was approximately 75 percent lower than the final SICAD 2 rate, that was expected to, and subsequently has, severely reduced the unit’s sales and profit. As a result, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela, which had continued to be included on the balance sheet at the historical rates in effect when the assets were purchased. As a result of this evaluation, the Company recorded an impairment charge of $13.5 million to reduce the carrying value of its long-term fixed assets in Venezuela in the first quarter of 2015.
See Note 7 to the Consolidated Financial Statements for further details regarding the circumstances leading to the triggering event and the impairment conclusion.
A more detailed description of the changes in the Venezuelan exchange mechanisms and the resulting impacts on the Company is provided below in the discussion of the South America segment.
Net Interest Expense
Net interest expense was $11.5 million in the second quarter of 2015, compared with $11.1 million in 2014. In the year-to-date periods, net interest expense was $24.3 million in 2015, compared with $22.8 million in 2014. Interest expense increased in each of the year-over-year comparisons primarily due to forward points related to the Company's cash flow hedges.

Tax Rate
The effective tax rate was 28.3 percent for both the second quarter and year-to-date period of 2015 compared with 32.0 percent and 29.1 percent, respectively, for the 2014 periods. The higher 2014 rates were due to higher 2014 expenses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit could be recognized. In addition, the Company reported favorable audit settlements in various jurisdictions in the second quarter of 2015 that impacted the rate. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income in the second quarter of 2015 increased $14.4 million compared with 2014. The increase in net income was primarily due to $20.4 million less in expenses in connection with items on the balance sheet and the weakening of the currency exchange rate in Venezuela, as well as pretax gains of $10.5 million from land transactions in the second quarter of 2015, partially offset by the negative $20.4 million translation impact from changes in foreign currency exchange rates, including currency devaluations in Venezuela. Excluding the impact of changes in foreign currency exchange rates and the items noted above, net income increased in the second quarter of 2015, reflecting improved margins on higher sales in South America, primarily in Argentina and Brazil, the contribution margin on higher sales and lower operating costs in Europe, mainly in Germany and the Middle East and North Africa, as well as the contribution margin on higher sales in Tupperware North America. Beauty North America also increased income slightly as a result of changes to the value chain in BeautiControl. These contributions to net income were partially offset by a slight decrease in Asia Pacific despite slightly higher sales with decreased margins in Tupperware Australia and increased manufacturing costs due to lower volume.
Net income for the year-to-date period of 2015 decreased $8.3 million compared with the same period of 2014, including a negative $37.5 million translation impact from changes in foreign currency exchange rates, including currency devaluations in Venezuela in 2014 and the first half of 2015. The factors impacting the year-to-date net income comparisons were similar to those impacting the second quarter comparisons, except for the $13.5 million impairment of the long-term fixed assets in Venezuela during the first quarter of 2015, as well as a slight decrease in year-to-date segment profit in Europe. The expense for items on the balance sheet in Venezuela in the year-to-date periods of 2015 and 2014 was $11.1 million and $35.7 million, respectively.
International operations generated 90 percent and 91 percent of sales in the second quarter and year-to-date period of 2015, respectively, compared with 92 percent of sales in each of the respective periods in 2014. International operations, as a group, generated 97 percent and 99 percent of net segment profit in the second quarter and year-to-date period of 2015, respectively, compared with 100 percent of net segment profit in each of the respective periods in 2014.
The sale of beauty products generated 20 percent of sales in each of the second quarter and year-to-date periods of 2015 and 2014.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$156.1	$186.3	(16)%		3%	$(35.3)	27	28
Segment profit	26.4	27.9	(5)		17	(5.3)	25	29

Segment profit as percent of sales	16.9%	15.0%	1.9	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$327.8	$399.6	(18)%		—%	$(71.3)	28	30
Segment profit	55.7	68.2	(18)		(2)	(11.6)	29	35

Segment profit as percent of sales	17.0%	17.1%	(0.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 16 percent compared with the second quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 3 percent. The increased sales reflected a 2 percent increase in volume and an average price increase of 1 percent, compared with the second quarter of 2014.
Emerging markets accounted for $62.3 million and $66.1 million, or 40 and 36 percent, of the reported sales in the segment in the second quarters of 2015 and 2014, respectively. On a local currency basis, the emerging market units' sales increased by 15 percent, primarily reflecting a significant increase in the Middle East and North Africa due to a larger, more active sales force as a result of successful recruiting campaigns, as well as timing shift benefits in light of the 2015 holiday calendar and fulfillment delays as of the end of the first quarter of 2015 and the second quarter of 2014 due to import restrictions. In addition, Avroy Shlain, the Company's beauty business in South Africa, had a significant increase in sales due to strong recruiting results that increased the sales force size and consequently the volume of products sold, while Tupperware South Africa also had a strong increase in sales due to the effective design of its promotional programs to increase sales force activity.
The established market units' sales decreased by 3 percent on a local currency basis, reflecting a decrease in volume in France, as a result of the lingering impacts on sales force recruiting and party scheduling from the terrorist attacks in January that led to party cancellations and lower sales force activity. Italy also had lower sales, reflecting lower sales force activity and productivity. These decreases were partially offset by Germany, reflecting a larger and more productive sales force in light of improved sales force recruiting and development concepts.
Segment profit decreased $1.5 million, or 5 percent, in the second quarter of 2015 versus 2014, and excluding the impact of foreign currency, was 17 percent higher. The increase was primarily due to the contribution margin on higher sales in Germany and the Middle East and North Africa, as well as lower employee benefits costs, partially offset by the lost contribution margin in France and Italy.
On a year-to-date basis, reported sales and segment profit decreased 18 percent compared with 2014. Excluding the impact of changes in foreign currency exchange rates, sales in 2015 were even with 2014, while segment profit was down slightly. The factors impacting the year-to-date sales and net income comparisons are largely the same as those impacting the quarterly comparison except that the positive impacts from the second quarter of 2015 were not enough to overcome the results of the first quarter.

The euro, Russian ruble, South African rand and Turkish lira were the main currencies that impacted the year-over-year sales comparisons, while the euro and South African rand were those that significantly impacted the profit comparisons.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$193.7	$211.1	(8)%		1%	$(18.4)	33	31
Segment profit	41.5	46.5	(11)		(3)	(3.7)	40	48

Segment profit as percent of sales	21.4%	22.0%	(0.6)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$385.4	$410.1	(6)%		2%	$(30.6)	33	31
Segment profit	80.5	87.4	(8)		(1)	(5.9)	42	45

Segment profit as percent of sales	20.9%	21.3%	(0.4)	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 8 percent, compared with the second quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 1 percent. The average price increase for the segment was 2 percent, partially offset by a decrease in volume.
Emerging markets accounted for $160.6 million and $168.3 million, or 83 and 80 percent, of the reported sales in the segment in the second quarters of 2015 and 2014, respectively. Compared with 2014, sales in emerging markets in 2015 were negatively impacted by $11.4 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales in these units increased 2 percent. The most significant contribution to the increase was in China, where the Company operates a retail outlet model through independent distributors. The increase primarily related to higher volume and productivity due to a positive response to new distributor and outlet incentive programs and promotional offerings. Also contributing to the increase in sales were a larger sales force in Korea from strong recruiting and a more active sales force in the Philippines in connection with a strong product line-up and more focused selling approach. The sales growth in these units was partially offset by a decrease in Indonesia due to low orders from stocking distributors in relation to the sales force's sell through to the end consumers in light of excess inventory from less active sales force earlier in the year.
Reported sales in the established markets decreased 23 percent compared with the second quarter of 2014, including a $6.9 million impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased 8 percent compared with 2014, primarily in Tupperware Australia from a less active and productive sales force in response to the design of awards for party hostesses.
Total segment profit decreased 11 percent compared with the second quarter of 2014. Excluding the impact of changes in foreign currency rates, segment profit decreased 3 percent. The decrease was primarily related to the lower sales with lower margins in Tupperware Australia and increased manufacturing costs due to lower volume. This was partially offset by the contribution margin on the higher sales in China.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except the decrease in profit in Indonesia from lower sales had a larger impact on the year-to-date comparison.

The Australian dollar, Indonesian rupiah, Japanese yen and Malaysian ringgit were the main currencies that led to the negative foreign currency impact on the year-over-year sales comparisons, while only the Indonesian rupiah significantly impacted the profit comparisons.
Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$93.8	$93.4	—%		9%	$(7.4)	16	14
Segment profit	20.2	19.8	2		14	(2.1)	19	20

Segment profit as percent of sales	21.5%	21.2%	0.3	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$173.3	$174.9	(1)%		7%	$(12.5)	15	13
Segment profit	33.2	33.4	—		11	(3.4)	18	17

Segment profit as percent of sales	19.2%	19.1%	0.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the second quarter of 2015 were even with the second quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 9 percent. The increase was mainly in the United States and Canada due to a larger and more active sales force that increased the volume of products sold. Mexico also increased sales due to a larger sales force from incentives geared to retention, as well as improved productivity in connection with attractive promotional offerings. The average price increase for the segment was 3 percent.
Segment profit increased $0.4 million in the second quarter of 2015. Excluding the impact of foreign currency exchange rates, profit increased by 14 percent, reflecting the higher sales along with an improved gross margin in Mexico.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$65.9	$77.7	(15)%		(4)%	$(9.1)	11	11
Segment profit	3.3	3.0	9		-	(1.4)	3	3

Segment profit as percent of sales	5.0%	3.9%	1.1	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$128.8	$151.2	(15)%		(5)%	$(15.1)	11	11
Segment profit	3.0	2.3	30		-	(2.3)	2	1

Segment profit as percent of sales	2.3%	1.5%	0.8	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
-	change is greater than 100%
Reported sales for the segment decreased 15 percent in the second quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent, primarily from lower sales in BeautiControl due to a less active and less productive sales force, due in part to sales force members beginning to work under an updated compensation plan. The average price increase in this segment was 4 percent.
Segment profit increased by $0.3 million in the second quarter of 2015, reflecting a lower loss by BeautiControl in connection with the new sales force compensation model, improved margins from changes to the pricing structure and more efficient promotional spending. This increase to segment profit was partially offset by lower profit at Fuller Mexico, due to a lower gross margin, increased bad debt expense and promotional spending focused on increasing sales force recruiting and activity.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, although year-to-date sales were also impacted by the decision in 2014 to cease operating the Armand Dupree business in the United States, while year-to-date segment profit benefited from not incurring the operating loss at Armand Dupree in 2014.
The Mexican peso was the main currency that impacted the year-over-year sales comparisons.
Although Fuller Mexico had a decrease in profit in the second quarter of 2015, its performance was not significantly different than under the assumptions used in the step 1 goodwill impairment evaluation performed as of the September 2014 assessment date. If the operating performance is significantly out of line with the assumptions used in the 2014 annual assessment, including changes in projected future revenue, profitability and cash flow; or a significant increase in interest rates or cost of capital, this would have a negative impact on the fair value of the reporting unit, which could result in an impairment to the Fuller Mexico goodwill.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$79.4	$105.8	(25)%		21%	$(40.3)	13	16
Segment profit (loss)	13.7	(0.4)	-		-	(12.3)	13	—

Segment profit as percent of sales	17.3%	(0.4)%	17.7	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 27, 2015	Jun 28, 2014					2015	2014
Net sales	$155.4	$201.7	(23)%		28%	$(80.7)	13	15
Segment profit	16.9	3.0	-		-	(22.6)	9	2

Segment profit as percent of sales	10.9%	1.5%	9.4	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
-	change is greater than 100%
Reported sales for the segment decreased 25 percent in the second quarter of 2015. Excluding the impact of changes in all foreign currency exchange rates, sales increased 21 percent. Of the 21 percent increase in sales in local currency, approximately two-thirds reflected the impact of higher prices in the segment, mainly due to inflation in Argentina and Brazil.
The most significant increase in local currency sales was in Brazil, the largest unit in South America, primarily from higher volume of products sold along with increased prices. The volume improvement reflected a significant sales force size advantage and the launch of new, attractive products that energized the sales force and created demand from end consumers. Argentina's sales also increased significantly from higher prices in light of significant inflation.
Segment profit increased $14.1 million in the second quarter of 2015, primarily due to the benefit of incurring $20.4 million less in expenses in 2015 in connection with items on the Venezuelan balance sheet that were impacted by the weakening of the currency exchange rate in Venezuela that occurred in the second quarters of 2015 and 2014. There was also a $9 million translation impact on segment profit from the devaluation of the Venezuelan bolivar to U.S. dollar rate used in 2015 versus 2014. Excluding the impact of changes in all foreign currency exchange rates, including balance sheet related items in Venezuela, segment profit increased $6.0 million, primarily due to higher sales and an improved gross margin in Argentina and Brazil.
The year-to-date sales and segment profit variances largely mirrored those of the quarter. The expense for items on the balance sheet in Venezuela in the year-to-date periods of 2015 and 2014 was $11.1 million and $35.7 million, respectively.
The Brazilian real and Venezuelan bolivar had the most significant negative impacts on the year-over-year sales and profit comparisons.

The bolivar to U.S. dollar exchange rates used in translating the Company’s 2014 operating activity was 6.3 in the first quarter, 10.8 in the second quarter and 50.0 in the second half of 2014 and in January 2015. In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, eliminating the SICAD 2 auction process and introducing the Simadi mechanism. As a result, the Company used 172.0 bolivars to the U.S. dollar to translate its February 2015 operating activity and 190.0 to translate its March 2015 operating activity and to remeasure the end of March balance sheet. The Company used a rate of 198.0 as of the end of the second quarter of 2015. The Company continues to expect to use the Simadi rate to translate future operating activity. The impact of re-measuring the net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured was $9.3 million and $1.8 million in the first and second quarter of 2015, respectively.
In light of the currency exchange mechanism, the Company is not able to predict, at this time, whether it will be able to exchange Venezuelan bolivars into U.S. dollars or what rate will be available in the future as the rate is expected to fluctuate on a daily basis. If the exchange rate used by the Company to translate its Venezuelan results was at approximately 198 bolivars to the U.S. dollar throughout 2015, there will be translation impacts on the third and fourth quarter sales from the weaker rate compared with 2014 of $4.0 million and $3.7 million, respectively, and on segment profit of $0.7 million and $0.3 million, respectively. In addition, the Company expects the negative impact of recording in cost of sales inventory at the exchange rate at which it was purchased to be $1 million in the third quarter of 2015.
As of the end of the second quarter of 2015, the Company had $2 million in net monetary assets denominated in Venezuelan bolivars (measured at the Simadi rate), including $2 million in cash and cash equivalents, which would be directly impacted by any changes in the exchange rate. In addition, there were $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the consolidated balance sheets. Sales and segment profit in Venezuela, measured at the current Simadi rate, represent less than half a percent of total Company sales and segment profit.
Financial Condition
Liquidity and Capital Resources: Net working capital increased by $32.7 million in the first half of 2015, including a negative $15 million net impact due to weaker foreign currency exchange rates in relation to the U.S. dollar. The change in working capital was primarily due to a decrease in accounts payable and accrued liabilities, due to the timing of payments around year-end and estimated tax payments in the first half of 2015, as well as a local currency increase in inventory and accounts receivable. These increases to working capital were partially offset by an increase in short-term debt.
The Company continues to carry debt in connection with the $600 million in Senior Notes due in 2021.
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. entered into Amendment No. 2 (the "Amendment") to their Credit Agreement. The Amendment (i) reduces the aggregate amount available to the Company and the Subsidiary Borrower under the Credit Agreement from $650 million to $600 million (the “Facility Amount”), (ii) extends the revolving maturity date of the Credit Agreement from September 11, 2018 to June 9, 2020, and (iii) amends the applicable margins for borrowings and the commitment fee to be generally more favorable for the Company.
As of June 27, 2015, the Company had total borrowings of $258.1 million outstanding under its Credit Agreement, including $179.6 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. As of June 27, 2015, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.51 percent under the Credit Agreement.
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

The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 27, 2015, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At June 27, 2015, the Company had $612.1 million of unused lines of credit, including $340.1 million under the committed, secured Credit Agreement, and $272.0 million available under various uncommitted lines around the world. With the agreement of its lenders, if necessary, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $74.1 million as of June 27, 2015, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $74.1 million as of June 27, 2015. Of this amount, $73.2 million was held by foreign subsidiaries. Approximately half of the cash held outside of the United States was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign units, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
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
Operating Activities: Net cash provided by operating activities for the periods ended June 27, 2015 and June 28, 2014 was $24.1 million and $44.1 million, respectively. The unfavorable comparison primarily reflected a reduction in accounts payable and accrued liabilities, reflecting payments around year end 2014 versus 2013, as well as a decrease in cash elements of net income as the result of weaker foreign currency exchange rates in relation to the U.S. dollar. The net impact of these items was partially offset by a reduction in outflows of cash related to other net working capital items, particularly in inventory and non-trade receivables due to the timing of cash receipts related to value added taxes.
Investing Activities: During the first half of 2015 and 2014, the Company had $27.8 million and $31.2 million, respectively, of capital expenditures. In both 2015 and 2014, the most significant capital expenditures were related to molds. In 2015 and 2014, capital expenditures included $5.9 million and $5.1 million, respectively, related to increasing supply chain capabilities to support operations. In 2015, capital expenditures included $3.0 million related to global software upgrades. Partially offsetting the capital spending in 2015 and 2014 were proceeds from the sale of long-term assets of $14.4 million and $5.5 million, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters.

Financing Activities: Dividends paid to shareholders were $69.7 million and $66.9 million in the first half of 2015 and 2014, respectively. The higher 2015 amount was due to the increase in the dividends paid from $1.30 per share to $1.36 per share in the first half of 2014 and 2015, respectively, partially offset by a 2014 reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $4.9 million and $10.7 million in the year-to-date periods of 2015 and 2014, respectively. The Company also increased revolver borrowings through its Credit Agreement by $62.1 million for the funding of other financing activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 0.3 million shares for $24.4 million in the year-to-date period of 2014. There were no share repurchases under this program during the year-to-date period of 2015. Program-to-date beginning in 2007 and through the end of June 2015, the Company had spent $1.29 billion to repurchase 21.3 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). Based on the Company’s current debt level, its expected disbursements for dividends in the remainder of 2015, and its projected 2015 cash flow and EBITDA that have been negatively impacted versus 2014 by strengthening of the U.S. dollar, the Company does not currently plan to make open market share repurchases in 2015.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2015 and 2014, 12,300 and 87,290 shares were retained to fund withholding taxes, totaling $0.9 million and $7.0 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of June 27, 2015, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.51 percent.
As of June 27, 2015, the Company had total borrowings of $258.1 million outstanding under its Credit Agreement, with $179.6 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended June 27, 2015 and June 28, 2014, the cash flow impact of these currency hedges were outflows of $5.1 million and $0.6 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of June 27, 2015 were to buy euro $54.2 million and to sell Indonesian rupiah $15.2 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 27, 2015, the Company was in a net payable position of approximately $3.0 million related to its currency hedges, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2015 cost of sales will include approximately $150 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $15 million compared with the prior year. For the second quarter of 2015, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was positively impacted by approximately $2 million in local currency due to resin cost changes, as compared with 2014. For full year 2015, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is a benefit of approximately $6 million, as compared with 2014. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit and through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters ("Orlando Land"). This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all government approvals, the success of attracting tenants for commercial or residential developments in the Orlando real estate market, obtaining financing and general economic conditions, such as interest rate increases. Based on the variety of factors that impact the Company's ability to close sales transactions, it cannot predict when the program will be completed.
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

•	the introduction of Company operations in new markets outside the United States;

•	general social, economic and political conditions in markets, such as in Argentina, Ecuador, Egypt, Greece, Russia, Turkey, Ukraine and Venezuela and other countries impacted by such events;

•
issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and those in the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls and translation risks due to potential impairments of investments in affected markets and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments;

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties;

•	changes in cash flow resulting from changes in operating results, including from changes in foreign exchange rates, working capital management, debt payments, share repurchases and hedge settlements;

•
the impact of currency fluctuations on the value of the Company's operating results, assets, liabilities and commitments of foreign operations generally, including their cash balances, the results of those operations, the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

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

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular Argentina, Egypt and Venezuela;

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

Other than updating for changes in foreign currency exchange rates through its monthly website updates, the Company does not intend to update forward-looking information, except through its quarterly earnings releases, unless it expects diluted earnings per share for the current quarter, excluding items impacting comparability and changes versus its guidance of the impact of changes in foreign exchange rates, to be significantly below its previous guidance.
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
None.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, filed on August 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
August 4, 2015