Form 10-Q
period 2015-09-26
TUPPERWARE BRANDS CORP
filed 2015-11-03
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 26, 2015
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
As of October 29, 2015, 50,356,769 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income 13 weeks ended September 26, 2015 and September 27, 2014 and 39 weeks ended September 26, 2015 and September 27, 2014	3

	Consolidated Statements of Comprehensive Income 13 weeks ended September 26, 2015 and September 27, 2014 and 39 weeks ended September 26, 2015 and September 27, 2014	4

	Consolidated Balance Sheets September 26, 2015 and December 27, 2014	5

	Consolidated Statements of Cash Flows 39 weeks ended September 26, 2015 and September 27, 2014	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits	47

Signatures		48

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$521.0	$588.7	$1,691.7	$1,926.2
Cost of products sold	172.5	209.2	553.2	656.5
Gross margin	348.5	379.5	1,138.5	1,269.7

Delivery, sales and administrative expense	288.5	321.7	912.0	1,014.8
Re-engineering and impairment charges	0.3	2.6	18.0	8.3
Gains on disposal of assets	2.0	—	13.4	2.3
Operating income	61.7	55.2	221.9	248.9

Interest income	0.5	0.8	1.5	2.0
Interest expense	11.3	11.9	36.6	35.9
Other expense (income)	0.3	(3.8)	8.6	26.3
Income before income taxes	50.6	47.9	178.2	188.7

Provision for income taxes	14.4	15.6	50.5	56.6
Net income	$36.2	$32.3	$127.7	$132.1

Earnings per share:
Basic	$0.72	$0.64	$2.56	$2.63
Diluted	0.72	0.63	2.54	2.59

Weighted-average shares outstanding:
Basic	49.9	50.2	49.8	50.2
Diluted	50.3	51.0	50.3	51.1

Dividends declared per common share	$0.68	$0.68	$2.04	$2.04

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$36.2	$32.3	$127.7	$132.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(65.5)	(26.7)	(110.1)	(20.3)
Deferred gain (loss) on cash flow hedges, net of tax provision of $0.8, $0.3, $0.2 and $0.0, respectively	1.7	1.0	(0.5)	1.1
Pension and other post-retirement income, net of tax provision of $0.3, $0.4, $1.4 and $0.8, respectively	1.2	0.8	4.2	1.6
Other comprehensive income (loss)	(62.6)	(24.9)	(106.4)	(17.6)
Total comprehensive income (loss)	$(26.4)	$7.4	$21.3	$114.5

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 26, 2015	December 27, 2014
ASSETS
Cash and cash equivalents	$93.1	$77.0
Accounts receivable, less allowances of $31.8 and $34.5, respectively	158.6	168.1
Inventories	285.7	306.0
Deferred income tax benefits, net	105.5	118.8
Non-trade amounts receivable, net	59.2	61.8
Prepaid expenses and other current assets	26.2	21.6
Total current assets	728.3	753.3
Deferred income tax benefits, net	402.8	416.7
Property, plant and equipment, net	254.7	290.3
Long-term receivables, less allowances of $11.9 and $13.1, respectively	14.0	17.3
Trademarks and tradenames, net	86.8	104.2
Other intangible assets, net	0.3	1.5
Goodwill	148.7	164.7
Other assets, net	27.7	32.0
Total assets	$1,663.3	$1,780.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$94.7	$142.8
Short-term borrowings and current portion of long-term debt and capital lease obligations	286.2	221.4
Accrued liabilities	327.8	383.2
Total current liabilities	708.7	747.4
Long-term debt and capital lease obligations	608.9	612.1
Other liabilities	221.0	234.7
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	198.0	190.7
Retained earnings	1,364.1	1,348.2
Treasury stock, 13,590,146 and 13,924,568 shares, respectively, at cost	(922.9)	(945.0)
Accumulated other comprehensive loss	(515.1)	(408.7)
Total shareholders' equity	124.7	185.8
Total liabilities and shareholders' equity	$1,663.3	$1,780.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 26, 2015	September 27, 2014
Operating Activities:
Net income	$127.7	$132.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.6	47.7
Unrealized foreign exchange loss	7.2	29.2
Equity compensation	11.8	11.5
Amortization of deferred debt costs	0.7	0.5
Net gains on disposal of assets	(13.1)	(2.2)
Provision for bad debts	9.8	10.3
Write-down of inventories	12.9	14.5
Non-cash impact of re-engineering and impairment costs	13.5	1.5
Net change in deferred income taxes	(25.1)	(31.3)
Excess tax benefits from share-based payment arrangements	(2.5)	(8.8)
Changes in assets and liabilities:
Accounts and notes receivable	(20.8)	(26.2)
Inventories	(34.5)	(59.3)
Non-trade amounts receivable	(0.7)	(6.5)
Prepaid expenses	(6.8)	(9.9)
Other assets	(1.4)	(2.0)
Accounts payable and accrued liabilities	(14.1)	(5.3)
Income taxes payable	(19.7)	(7.9)
Other liabilities	1.8	1.1
Net cash impact from hedging activity	(21.1)	0.1
Net cash provided by operating activities	72.2	89.1
Investing Activities:
Capital expenditures	(42.4)	(46.0)
Proceeds from disposal of property, plant and equipment	17.5	6.1
Net cash used in investing activities	(24.9)	(39.9)
Financing Activities:
Dividend payments to shareholders	(103.6)	(101.0)
Proceeds from exercise of stock options	7.6	14.0
Repurchase of common stock	(0.9)	(41.7)
Repayment of capital lease obligations	(2.1)	(2.5)
Net change in short-term debt	82.0	84.9
Debt issuance costs	(0.7)	—
Excess tax benefits from share-based payment arrangements	2.5	8.8
Net cash used in financing activities	(15.2)	(37.5)
Effect of exchange rate changes on cash and cash equivalents	(16.0)	(49.6)
Net change in cash and cash equivalents	16.1	(37.9)
Cash and cash equivalents at beginning of year	77.0	127.3
Cash and cash equivalents at end of period	$93.1	$89.4

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
Venezuela Foreign Currency Translation: The bolivar to U.S. dollar exchange rates used in translating the Company’s operating activity were 6.3 in the first quarter of 2014, 10.8 in the second quarter and 50.0 in the second half of 2014 and in January 2015. In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, introducing the Simadi mechanism. The Company used rates determined under this mechanism of 172.0 bolivars to the U.S. dollar to translate its February 2015 operating activity and 190.0 to translate March 2015 operating activity and the end of March balance sheet of Venezuela. The Company used a rate of 199.0 as of the end of the third quarter of 2015. The Company expects to continue to use the Simadi rate to translate future operating activity. The net expense in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared to when it was sold was $2.0 million and $6.5 million for the third quarters of 2015 and 2014, respectively, and $13.1 million and $42.2 million for the year-to-date periods ended September 26, 2015 and September 27, 2014, respectively. The amounts related to remeasurement are included in other expense.
As of September 26, 2015, the Company had approximately $2 million of net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar. In addition, there were $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the consolidated balance sheets.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the third quarters of 2015 and 2014 were $32.7 million and $36.8 million, respectively, and $103.2 million and $116.8 million for the year-to-date periods ended September 26, 2015 and September 27, 2014, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $88.2 million and $100.0 million for the third quarters of 2015 and 2014, respectively, and $288.0 million and $325.2 million for the year-to-date periods ended September 26, 2015 and September 27, 2014, respectively.

Note 4:	Inventories

(In millions)	September 26, 2015	December 27, 2014
Finished goods	$227.5	$242.5
Work in process	24.6	26.8
Raw materials and supplies	33.6	36.7
Total inventories	$285.7	$306.0

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income	$36.2	$32.3	$127.7	$132.1
Weighted-average shares of common stock outstanding	49.9	50.2	49.8	50.2
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.4	0.8	0.5	0.9
Weighted-average common and common equivalent shares outstanding	50.3	51.0	50.3	51.1
Basic earnings per share	$0.72	$0.64	$2.56	$2.63
Diluted earnings per share	$0.72	$0.63	$2.54	$2.59
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.1	0.4	0.8	0.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(110.1)	10.3	2.2	(97.6)
Amounts reclassified from accumulated other comprehensive loss	—	(10.8)	2.0	(8.8)
Net current-period other comprehensive income (loss)	(110.1)	(0.5)	4.2	(106.4)
Balance at September 26, 2015	$(478.4)	$7.3	$(44.0)	$(515.1)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income (loss) before reclassifications	(20.3)	5.0	0.3	(15.0)
Amounts reclassified from accumulated other comprehensive loss	—	(3.9)	1.3	(2.6)
Net current-period other comprehensive income (loss)	(20.3)	1.1	1.6	(17.6)
Balance at September 27, 2014	$(303.4)	$3.3	$(34.3)	$(334.4)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $14.1 million and $5.0 million for the year-to-date periods ended September 26, 2015 and September 27, 2014, respectively. Associated with these items were tax provisions of $3.3 million and $1.1 million, respectively. See Note 11 for further discussion of derivatives.
For the year-to-date periods ended September 26, 2015 and September 27, 2014, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $1.0 million and $0.5 million, respectively, actuarial losses of $3.2 million and $1.8 million, respectively, and pension settlement costs of $0.5 million and $0.4 million, respectively. The tax benefit associated with these items was $0.7 million and $0.4 million, respectively. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $0.3 million and $2.6 million in re-engineering charges during the third quarters of 2015 and 2014, respectively, and $4.5 million and $8.3 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States, the Nutrimetics business in Thailand and a manufacturing plant in India.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of September 26, 2015 and December 27, 2014 were as follows:

(In millions)	September 26, 2015	December 27, 2014
Beginning of the year balance	$2.4	$2.6
Provision	4.5	11.0
Non-cash charges	(0.2)	(1.8)
Cash expenditures:
Severance	(4.7)	(7.1)
Other	(1.2)	(2.3)
End of period balance	$0.8	$2.4
The accrual balance as of September 26, 2015, related primarily to severance payments to be made by the end of the fourth quarter of 2015. In connection with the decisions to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand, the Company recorded $1.9 million and $0.4 million, respectively, in cost of sales for inventory obsolescence in the year-to-date period of 2014.
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure and created a new exchange mechanism called Simadi that has provided an exchange rate significantly lower than the rate available to the Company under the previous SICAD 2 mechanism. As a result, and based on the perceived impact of this change to the operations of its Venezuelan unit, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela at that time. This evaluation involved performing an undiscounted cash flow analysis to determine if the carrying value of the assets were recoverable and whether the amount included on the balance sheet was greater than fair value. The Company considered many economic and operating factors, including uncertainty surrounding the interpretation and enforcement of certain product pricing restrictions in Venezuela, the inability at that time to obtain the necessary raw materials locally to meet production demands and the significant decline in the global price of oil. Due, at least in part, to the decline of the global price of oil, the Venezuelan government has not made U.S. dollars widely available through any of the exchange mechanisms it has had in place. Given the devaluation of the Venezuelan bolivar compared with the U.S. dollar, and the lack of U.S dollars available to use for the purchase of raw materials for on-going operations, the Company did not believe it would be able to operate the business profitably. As a result, the Company concluded that the carrying value of the long-term fixed assets in Venezuela was not recoverable. The Company then estimated the fair value of the long-term fixed assets using estimated selling prices available in Venezuela. The primary assets that were considered to continue to maintain a marketable value in Venezuela included commercial office space, a show room and parking spaces. As a result of this evaluation in the first quarter of 2015, the Company recorded an impairment charge of $13.5 million to reduce the long-term fixed asset carrying value in Venezuela to the estimated fair value at that time of $2.2 million, which is considered a non-recurring Level 3 measurement within the fair value hierarchy.
Note 8:     Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation.
In the third quarter of 2015, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balances of $89.8 million and $23.8 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity as of the end of the third quarter of 2015.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company performed step 1 impairment tests for the goodwill associated with the Fuller Mexico and NaturCare reporting units. The fair value analysis for Fuller Mexico and NaturCare were completed using a combination of the income and market approach with a 75 percent weighting on the income approach. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach also requires an estimate as to the appropriate discount rate to be used for each entity. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the fair market valuation. The Company’s cash flow models used a forecast period of 10 years and a terminal value. The growth rates were determined by reviewing historical results of the respective operating units and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented in the respective reporting units. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples were then applied to the respective reporting units to determine fair value.
The significant assumptions for the Fuller Mexico step 1 analysis included annual revenue changes ranging from negative 2 percent to positive 5 percent with an average growth rate of 3 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 14.6 percent. As the current forecast results of Fuller Mexico are below the expectations for the step 1 analysis done in 2014, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 13 percent, was smaller in the third quarter of 2015 than in the 2014 assessment. This decrease reflected lower than expected additions of sales force members in light of high field manager turnover. Along with a difficult competitive environment, this led to worse 2015 operating performance than foreseen in 2014. This was partially offset by a lower discount rate and a lower entity carrying value from amortization of the definite lived Fuller tradename asset that began in the third quarter of 2013. Though the estimated fair value of the reporting unit exceeded its carrying value in the annual assessment, a smaller sales force size and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This could result in recording an impairment to the goodwill of Fuller Mexico.
The significant assumptions for the NaturCare step 1 analysis included annual revenue changes ranging from 3 percent to 5 percent with an average growth rate of 4 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used for Naturcare was 10.0 percent. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 130 percent. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of the end of the third quarter of 2015.
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
Worldwide sales of beauty and personal care products totaled $96.7 million and $122.5 million in the third quarters of 2015 and 2014, respectively, and $325.0 million and $381.9 million in the respective year-to-date periods.

	13 weeks ended		39 weeks ended
(In millions)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales:
Europe	$117.4	$136.7	$445.2	$536.3
Asia Pacific	192.9	209.6	578.3	619.7
Tupperware North America	84.9	84.6	258.2	259.5
Beauty North America	53.5	68.8	182.3	220.0
South America	72.3	89.0	227.7	290.7
Total net sales	$521.0	$588.7	$1,691.7	$1,926.2
Segment profit (loss):
Europe	$5.9	$6.3	$61.6	$74.5
Asia Pacific (a)	43.3	45.4	123.8	132.8
Tupperware North America	15.3	16.0	48.5	49.4
Beauty North America (a)	0.2	(1.2)	3.2	1.1
South America	12.9	5.6	29.8	8.6
Total segment profit	$77.6	$72.1	$266.9	$266.4
Unallocated expenses	(17.9)	(10.5)	(49.0)	(37.8)
Re-engineering and impairment charges (a)	(0.3)	(2.6)	(18.0)	(8.3)
Gains on disposal of assets	2.0	—	13.4	2.3
Interest expense, net	(10.8)	(11.1)	(35.1)	(33.9)
Income before taxes	$50.6	$47.9	$178.2	$188.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(In millions)	September 26, 2015	December 27, 2014
Identifiable assets:
Europe	$300.3	$337.3
Asia Pacific	308.8	321.4
Tupperware North America	134.8	137.1
Beauty North America	265.4	317.0
South America	99.2	131.1
Corporate	554.8	536.1
Total identifiable assets	$1,663.3	$1,780.0
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 10:	Debt
Debt Obligations

(In millions)	September 26, 2015	December 27, 2014
Fixed rate senior notes due 2021	$599.3	$599.2
Five year Revolving Credit Agreement (a)	281.1	209.0
Belgium facility capital lease	11.2	13.9
Other	3.5	11.4
Total debt obligations	$895.1	$833.5
____________________

(a)	$179.5 million denominated in euros as of September 26, 2015.

Credit Agreement
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated as of September 11, 2013, as amended by Amendment No. 1 dated as of June 2, 2014 (as so amended, the “Credit Agreement”). The terms and structure of the Credit Agreement remain largely the same. The Amendment (i) reduced the aggregate amount available to the Company and the Subsidiary Borrower under the Credit Agreement from $650 million to $600 million (the “Facility Amount”), (ii) extended the final maturity date of the Credit Agreement from September 11, 2018 to June 9, 2020, and (iii) amended the applicable margins for borrowings and the commitment fee to be generally more favorable for the Company. The Credit Agreement continues to provide (a) a revolving credit facility, available up to the full amount of the Facility Amount, (b) a letter of credit facility, available up to $50 million of the Facility Amount, and (c) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions including agreement by the lenders.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Loans made under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates. The Company generally selects the London Interbank Offered Rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate. As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by a pricing schedule and is based upon the better for the Company of (a) the ratio (the "Consolidated Leverage Ratio") of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. As of September 26, 2015, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 1.56 percent under the Credit Agreement.
At September 26, 2015, the Company had $582.2 million of unused lines of credit, including $317.2 million under the committed, secured Credit Agreement, and $265.0 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of September 26, 2015, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $2.6 million and $2.3 million in the third quarters of 2015 and 2014, respectively, and $9.0 million and $7.5 million for the respective year-to-date periods.
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
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, a net gain associated with these hedges, in other comprehensive income of $27.7 million and $54.1 million in the third quarter and year-to-date periods of 2015, respectively, and a net gain of $6.0 million and $2.2 million for the respective periods of 2014. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

While the Company's net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges were an outflow of $21.1 million and an inflow of $0.1 million for the year-to-date periods ended September 26, 2015 and September 27, 2014, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of September 26, 2015 and December 27, 2014, the notional amounts of outstanding forward contracts to purchase currencies were $123.4 million and $185.1 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $110.2 million and $184.2 million, respectively. As of September 26, 2015, the notional values of the largest positions outstanding were to purchase US dollars $88.0 million and to sell Mexican pesos $21.2 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of September 26, 2015 and December 27, 2014. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Sept 26, 2015	Dec 27, 2014	Balance sheet location	Sept 26, 2015	Dec 27, 2014
Foreign exchange contracts	Non-trade amounts receivable	$34.7	$35.0	Accrued liabilities	$18.9	$30.3
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the third quarters of 2015 and 2014:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2015	2014		2015	2014
Foreign exchange contracts	Other expense	$(44.3)	$(8.4)	Other expense	$44.4	$8.5
The following table summarizes the impact of Company's hedging activities on comprehensive income for the third quarters of 2015 and 2014:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$8.2	$3.1	Cost of products sold	$5.6	$1.8	Interest expense	$(1.0)	$(1.6)
Net equity hedging relationships
Foreign exchange contracts	43.0	9.5	Other expense	—	—	Interest expense	(3.5)	(3.2)
Euro denominated debt	0.1	—	Other expense	—	—	Other expense	—	—

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended September 26, 2015 and September 27, 2014:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2015	2014		2015	2014
Foreign exchange contracts	Other expense	$(84.0)	$(2.6)	Other expense	$84.3	$2.8
The following table summarizes the impact of Company's hedging activities on comprehensive income for the year-to-date periods ended September 26, 2015 and September 27, 2014:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2015	2014		2015	2014		2015	2014
Foreign exchange contracts	$13.7	$6.0	Cost of products sold	$14.1	$5.0	Interest expense	$(5.6)	$(4.5)
Net equity hedging relationships
Foreign exchange contracts	75.2	3.5	Other expense	—	—	Interest expense	(11.5)	(9.9)
Euro denominated debt	9.1	—	Other expense	—	—	Other expense	—	—

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 26, 2015 and December 27, 2014. The Company estimates that, based on current market conditions, the value of its 4.750% 2021 senior notes was $621.6 million at September 26, 2015, compared with the carrying value of $599.3 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 26, 2015 and September 27, 2014 were as follows:

	Third Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$2.6	$2.6	$0.1	$—	$8.1	$8.2	$0.1	$0.1
Interest cost	1.8	2.1	0.1	0.3	5.3	6.5	0.5	0.9
Expected return on plan assets	(1.4)	(1.5)	—	—	(4.2)	(4.6)	—	—
Settlement/curtailment	0.1	0.4	—	—	0.5	0.4	—	—
Net amortization	1.0	0.7	(0.3)	(0.3)	3.1	1.9	(0.9)	(0.6)
Net periodic benefit cost	$4.1	$4.3	$(0.1)	$—	$12.8	$12.4	$(0.3)	$0.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the year-to-date periods ended September 26, 2015 and September 27, 2014, approximately $2.7 million and $1.7 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 14:	Income Taxes
The effective tax rates for the third quarter and year-to-date periods of 2015 were 28.5 percent and 28.4 percent compared with 32.5 percent and 30.0 percent, respectively, for the comparable 2014 periods. The higher 2014 rates were due to higher 2014 losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit could be recognized. In addition, the Company reduced its accrual for uncertain tax positions by $1.0 million due to the expiration of statutes of limitation in various jurisdictions in the third quarter of 2015, of which $0.2 million did not impact tax expense. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As of September 26, 2015 and December 27, 2014, the Company's gross unrecognized tax benefit was $20.0 million and $22.5 million, respectively. The Company estimates that approximately $18.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.0 million and $6.5 million as of September 26, 2015 and December 27, 2014, respectively. During 2015, the accrual for uncertain tax positions decreased by $2.3 million primarily as a result of the Company agreeing to audit settlements and expiration of statutes of limitation in various jurisdictions. In addition, the accrual for interest and penalties was reduced by $1.3 million.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.0 million. For the remaining balance as of September 26, 2015, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments including changes in laws that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy U.S. minimum statutorily required withholding taxes. In the year-to-date periods ended September 26, 2015 and September 27, 2014, 12,847 and 93,505 shares, respectively, were retained to fund withholding taxes, with values totaling $0.9 million and $7.4 million, respectively, which were included as a component of stock repurchases in the Consolidated Statements of Cash Flows.
During the first quarter of 2014, the Company entered into a joint venture with a real estate development partner. The Company contributed land to the joint venture in exchange for 50 percent ownership of the joint venture. The carrying value of the land was $3.1 million. The Company's ownership interest in the joint venture is accounted for using the equity method and was included in long-term other assets on the September 26, 2015 and December 27, 2014 balance sheets at the carrying value of the contributed land. The Company does not expect to have any significant cash inflows or outflows related to the joint venture until such time as the joint venture completes and sells its development.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

There were no capital lease arrangements initiated in the year-to-date periods ended September 26, 2015 or September 27, 2014. During the third quarter of 2015, the Company acquired $2.5 million in internal use software, included in property, plant and equipment, under a non-cash financing arrangement under which the Company is paying in two-installments in less than twelve months.

Note 16:	Stock Based Compensation
Stock option activity for 2015 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 27, 2014	2,192,136	$48.95
Granted	7,132	62.40
Expired / Forfeited	(11,158)	69.28
Exercised	(240,269)	31.96
Outstanding at September 26, 2015	1,947,841	$50.96	$14.6
Exercisable at September 26, 2015	1,343,978	$43.26	$14.6
The intrinsic value of options exercised totaled $4.7 million and $5.2 million in the third quarters of 2015 and 2014, respectively, and $7.3 million and $19.1 million in the respective year-to-date periods.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2015 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 27, 2014	651,849	$59.76
Time-vested shares granted	22,339	65.20
Market-vested shares granted	23,637	64.21
Performance shares granted	62,722	72.61
Performance share adjustments	(1,132)	78.97
Vested	(251,819)	36.63
Forfeited	(9,213)	75.12
September 26, 2015	498,383	$73.12
Compensation expense related to the Company's stock based compensation for the third quarter and year-to-date periods ended September 26, 2015 and September 27, 2014 was as follows:

	Third Quarter		Year-to-Date
(In millions)	2015	2014	2015	2014
Stock options	$0.4	$0.4	$1.5	$1.3
Time, performance and market vested share awards	3.2	2.7	10.3	10.2
As of September 26, 2015, total unrecognized stock based compensation expense related to all stock based awards was $21.1 million, which is expected to be recognized over a weighted average period of 1.7 years.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17:	Allowance for Long-Term Receivables
As of September 26, 2015, $12.4 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 26, 2015 was as follows:

(In millions)
Balance at December 27, 2014	$13.1
Write-offs	(0.8)
Provision and reclassifications	1.2
Currency translation adjustment	(1.6)
Balance at September 26, 2015	$11.9

Note 18:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of September 26, 2015 and December 27, 2014 and for the quarter-to-date periods ended September 26, 2015 and September 27, 2014 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended September 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$522.4	$(1.4)	$521.0
Other revenue	—	28.7	9.0	(37.7)	—
Cost of products sold	—	9.0	200.3	(36.8)	172.5
Gross margin	—	19.7	331.1	(2.3)	348.5
Delivery, sales and administrative expense	3.3	23.1	264.4	(2.3)	288.5
Re-engineering and impairment charges	—	—	0.3	—	0.3
Gains on disposal of assets	—	—	2.0	—	2.0
Operating income (loss)	(3.3)	(3.4)	68.4	—	61.7
Interest income	8.1	5.8	2.1	(15.5)	0.5
Interest expense	11.6	9.3	5.9	(15.5)	11.3
Income from equity investments in subsidiaries	40.5	46.0	—	(86.5)	—
Other expense (income)	—	0.3	—	—	0.3
Income before income taxes	33.7	38.8	64.6	(86.5)	50.6
Provision (benefit) for income taxes	(2.5)	(2.8)	19.7	—	14.4
Net income (loss)	$36.2	$41.6	$44.9	$(86.5)	$36.2
Comprehensive income (loss)	$(26.4)	$(19.6)	$0.8	$18.8	$(26.4)

Consolidating Statement of Income

	13 Weeks Ended September 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$590.6	$(1.9)	$588.7
Other revenue	—	28.5	6.5	(35.0)	—
Cost of products sold	—	6.5	237.3	(34.6)	209.2
Gross margin	—	22.0	359.8	(2.3)	379.5
Delivery, sales and administrative expense	2.6	17.3	304.1	(2.3)	321.7
Re-engineering and impairment charges	—	—	2.6	—	2.6
Gains on disposal of assets	—	—	—	—	—
Operating income (loss)	(2.6)	4.7	53.1	—	55.2
Interest income	0.1	7.4	1.3	(8.0)	0.8
Interest expense	9.8	5.4	4.7	(8.0)	11.9
Income from equity investments in subsidiaries	40.4	36.2	—	(76.6)	—
Other expense (income)	—	—	(3.8)	—	(3.8)
Income before income taxes	28.1	42.9	53.5	(76.6)	47.9
Provision (benefit) for income taxes	(4.2)	2.2	17.6	—	15.6
Net income (loss)	$32.3	$40.7	$35.9	$(76.6)	$32.3
Comprehensive income (loss)	$7.4	$16.5	$20.0	$(36.5)	$7.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	39 Weeks Ended September 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,694.0	$(2.3)	$1,691.7
Other revenue	—	85.5	23.9	(109.4)	—
Cost of products sold	—	23.9	634.3	(105.0)	553.2
Gross margin	—	61.6	1,083.6	(6.7)	1,138.5
Delivery, sales and administrative expense	10.9	61.8	846.0	(6.7)	912.0
Re-engineering and impairment charges	—	—	18.0	—	18.0
Gains on disposal of assets	—	—	13.4	—	13.4
Operating income (loss)	(10.9)	(0.2)	233.0	—	221.9
Interest income	23.4	18.5	4.5	(44.9)	1.5
Interest expense	36.5	26.4	18.6	(44.9)	36.6
Income from equity investments in subsidiaries	142.7	145.3	—	(288.0)	—
Other expense (income)	—	0.3	8.3	—	8.6
Income before income taxes	118.7	136.9	210.6	(288.0)	178.2
Provision (benefit) for income taxes	(9.0)	(3.5)	63.0	—	50.5
Net income (loss)	$127.7	$140.4	$147.6	$(288.0)	$127.7
Comprehensive income (loss)	$21.3	$30.2	$64.3	$(94.5)	$21.3

Consolidating Statement of Income

	39 Weeks Ended September 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,931.7	$(5.5)	$1,926.2
Other revenue	—	91.7	18.7	(110.4)	—
Cost of products sold	—	18.7	746.6	(108.8)	656.5
Gross margin	—	73.0	1,203.8	(7.1)	1,269.7
Delivery, sales and administrative expense	10.4	52.8	958.7	(7.1)	1,014.8
Re-engineering and impairment charges	—	—	8.3	—	8.3
Gains on disposal of assets	—	—	2.3	—	2.3
Operating income (loss)	(10.4)	20.2	239.1	—	248.9
Interest income	0.3	22.0	3.5	(23.8)	2.0
Interest expense	28.7	15.3	15.7	(23.8)	35.9
Income from equity investments in subsidiaries	157.3	142.3	—	(299.6)	—
Other expense	—	0.2	26.1	—	26.3
Income before income taxes	118.5	169.0	200.8	(299.6)	188.7
Provision (benefit) for income taxes	(13.6)	9.9	60.3	—	56.6
Net income (loss)	$132.1	$159.1	$140.5	$(299.6)	$132.1
Comprehensive income (loss)	$114.5	$141.6	$127.9	$(269.5)	$114.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	September 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$92.8	$—	$93.1
Accounts receivable, net	—	—	158.6	—	158.6
Inventories	—	—	285.7	—	285.7
Deferred income tax benefits, net	6.2	36.9	64.3	(1.9)	105.5
Non-trade amounts receivable, net	—	42.2	105.9	(88.9)	59.2
Intercompany receivables	21.4	630.4	226.1	(877.9)	—
Prepaid expenses and other current assets	1.5	3.9	90.1	(69.3)	26.2
Total current assets	29.1	713.7	1,023.5	(1,038.0)	728.3
Deferred income tax benefits, net	99.9	188.4	114.5	—	402.8
Property, plant and equipment, net	—	45.7	209.0	—	254.7
Long-term receivables, net	—	0.1	13.9	—	14.0
Trademarks and tradenames, net	—	—	86.8	—	86.8
Other intangible assets, net	—	—	0.3	—	0.3
Goodwill	—	2.9	145.8	—	148.7
Investments in subsidiaries	1,110.8	562.4	—	(1,673.2)	—
Intercompany notes receivable	459.1	496.8	295.0	(1,250.9)	—
Other assets, net	1.7	1.2	122.0	(97.2)	27.7
Total assets	$1,700.6	$2,011.2	$2,010.8	$(4,059.3)	$1,663.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.7	$92.0	$—	$94.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	191.9	2.5	91.8	—	286.2
Intercompany payables	567.4	230.9	79.6	(877.9)	—
Accrued liabilities	142.8	85.6	259.5	(160.1)	327.8
Total current liabilities	902.1	321.7	522.9	(1,038.0)	708.7
Long-term debt and capital lease obligations	599.3	—	9.6	—	608.9
Intercompany notes payable	56.2	502.5	692.2	(1,250.9)	—
Other liabilities	18.3	121.6	178.3	(97.2)	221.0
Shareholders' equity	124.7	1,065.4	607.8	(1,673.2)	124.7
Total liabilities and shareholders' equity	$1,700.6	$2,011.2	$2,010.8	$(4,059.3)	$1,663.3

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$456.7	$(77.3)	$190.4	$(497.6)	$72.2
Investing Activities:
Capital expenditures	—	(8.7)	(33.7)	—	(42.4)
Proceeds from disposal of property, plant and equipment	—	—	17.5	—	17.5
Net intercompany loans	(355.1)	89.5	(11.5)	277.1	—
Return of capital	—	105.5	—	(105.5)	—
Net cash provided by (used in) investing activities	(355.1)	186.3	(27.7)	171.6	(24.9)
Financing Activities:
Dividend payments to shareholders	(103.6)	—	—	—	(103.6)
Dividend payments to parent	—	(400.0)	(80.8)	480.8	—
Net proceeds from issuance of senior notes	0.1	—	(0.1)	—	—
Proceeds from exercise of stock options	7.6	—	—	—	7.6
Repurchase of common stock	(0.9)	—	—	—	(0.9)
Repayment of capital lease obligations	—	—	(2.1)	—	(2.1)
Net change in short-term debt	90.0	(2.3)	(5.7)	—	82.0
Debt issuance costs	(0.7)	—	—	—	(0.7)
Excess tax benefits from share-based payment arrangements	2.5	—	—	—	2.5
Net intercompany borrowings	(96.6)	293.8	63.1	(260.3)	—
Return of capital to parent	—	—	(105.5)	105.5	—
Net cash provided by (used in) financing activities	(101.6)	(108.5)	(131.1)	326.0	(15.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.2)	(15.8)	—	(16.0)
Net change in cash and cash equivalents	—	0.3	15.8	—	16.1
Cash and cash equivalents at beginning of year	—	—	77.0	—	77.0
Cash and cash equivalents at end of period	$—	$0.3	$92.8	$—	$93.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(25.3)	$103.4	$45.7	$(34.7)	$89.1
Investing Activities:
Capital expenditures	—	(10.8)	(35.2)	—	(46.0)
Proceeds from disposal of property, plant and equipment	—	—	6.1	—	6.1
Net intercompany loans	2.3	6.5	14.0	(22.8)	—
Net cash provided by (used in) investing activities	2.3	(4.3)	(15.1)	(22.8)	(39.9)
Financing Activities:
Dividend payments to shareholders	(101.0)	—	—	—	(101.0)
Dividend payments to parent	—	—	(37.1)	37.1	—
Proceeds from exercise of stock options	14.0	—	—	—	14.0
Repurchase of common stock	(41.7)	—	—	—	(41.7)
Repayment of capital lease obligations	—	—	(2.5)	—	(2.5)
Net change in short-term debt	87.6	—	(2.7)	—	84.9
Excess tax benefits from share-based payment arrangements	8.8	—	—	—	8.8
Net intercompany borrowings	55.3	(97.5)	21.8	20.4	—
Net cash provided by (used in) financing activities	23.0	(97.5)	(20.5)	57.5	(37.5)
Effect of exchange rate changes on cash and cash equivalents	—	(1.4)	(48.2)	—	(49.6)
Net change in cash and cash equivalents	—	0.2	(38.1)	—	(37.9)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$0.3	$89.1	$—	$89.4

Note 19:	New Accounting Pronouncements
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The amendment also allows early adoption of the revenue standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
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
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 26, 2015, compared with the 13 and 39 weeks ended September 27, 2014, and changes in financial condition during the 39 weeks ended September 26, 2015.
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

Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	September 26, 2015	September 27, 2014
Net sales	$521.0	$588.7	(11)%		7%	$(102.5)
Gross margin as percent of sales	66.9%	64.5%	2.4	pp	na	na
DS&A as percent of sales	55.4%	54.6%	0.8	pp	na	na
Operating income	$61.7	$55.2	11%		67%	$(18.4)
Net income	$36.2	$32.3	12%		99%	$(14.0)
Net income per diluted share	$0.72	$0.63	14%		-	$(0.27)

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	September 26, 2015	September 27, 2014
Net sales	$1,691.7	$1,926.2	(12)%		5%	$(312.7)
Gross margin as percent of sales	67.3%	65.9%	1.4	pp	na	na
DS&A as percent of sales	53.9%	52.7%	1.2	pp	na	na
Operating income	$221.9	$248.9	(11)%		23%	$(68.1)
Net income	$127.7	$132.1	(3)%		58%	$(51.6)
Net income per diluted share	$2.54	$2.59	(2)%		61%	$(1.01)
_________________________

na	not applicable
pp	percentage points
-	increase is greater than 100%
Reported sales decreased 11 percent in the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 7 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies achieved strong growth in the quarter with an 11 percent sales increase in local currency, most significantly in Asia, Europe and South America. Local currency sales in the Company's businesses that operate in established economy markets, as a group, were even compared with 2014.
Operating and net income increased 11 percent and 12 percent, respectively, in the third quarter of 2015. Excluding the impacts of changes in foreign currency exchange rates, operating and net income increased significantly in the third quarter of 2015, primarily reflecting increased segment profit in each of the Company's five reporting segments, most significantly in South America, including $4.5 million lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rate in Venezuela. In addition, the Company had a $2.0 million gain from the sale of land and a lower tax rate compared with 2014. These increases in operating and net income were partially offset by higher unallocated corporate costs.
Reported sales for the year-to-date period decreased 12 percent compared with the same period of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 5 percent. The factors impacting the year-to-date sales comparison were similar to those impacting the third quarter comparison, except that the local currency sales from businesses operating in established markets decreased 3 percent compared with 2014.

Operating income and net income decreased 11 percent and 3 percent, respectively, in the year-to-date comparisons with 2014. Excluding the impact of changes in foreign currency exchange rates, operating income and net income increased significantly in the year-to-date period, primarily reflecting $29.1 million lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rate in Venezuela, pretax gains from land transactions that were $11.1 million higher in 2015, increased segment profit in each of the reporting segments, except Europe which was even with 2014, and a lower effective tax rate. These increases were partially offset by a $13.5 million impairment of long-term fixed assets in Venezuela during the first quarter of 2015 and higher unallocated corporate costs.
The Company's net working capital position increased by $13.7 million compared with the end of 2014. Excluding the $20.3 million impact due to changes in foreign currency exchanges rates, working capital increased $34 million, primarily reflecting a $51.7 million decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, a $21.0 million increase in inventory, related to expectations for future sales by certain units and, in some cases, a lower than expected sell through, as well as a $9.8 million increase in accounts receivable due to the level and timing of sales around the end of each period. These local currency increases were partially offset by a $50.9 million increase in short-term borrowings (net of cash and cash equivalents).
Net cash provided by operating activities for the periods ended September 26, 2015 and September 27, 2014 was $72.2 million and $89.1 million, respectively. The unfavorable comparison primarily reflected an increase in cash outflows related to installment payments for income taxes payable and hedging activities, as well as a decrease in cash elements of net income as the result of weaker foreign currency exchange rates in relation to the U.S. dollar. The net impact of these items was partially offset by a reduction in outflows of cash related to other net working capital items, particularly in inventory and non-trade receivables due to the timing of cash receipts related to value added taxes.
Net Sales
Reported sales decreased 11 percent in the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 7 percent.
The Company's emerging market units accounted for 70 percent of the Company's reported sales in each of the third quarters of 2015 and 2014. Reported sales in these markets decreased $46.7 million, or 11 percent, which included a negative $81.5 million impact from weaker foreign currency exchange rates. The strong increase in local currency sales in the Company's emerging market units was primarily in Brazil, due to a significant increase in sales force size and productivity, China, due to significant growth in the number of experience studios and higher productivity in the sites in residential areas, Indonesia, reflecting the benefit of new product launches, attractive promotional incentives and better onboarding of new sales force members, along with lapping independent distributor de-stocking in the prior year, and South Africa from significantly increased sales force activity, in part, reflecting the impact in the prior year of a transportation strike. Also contributing to the increase was inflation related pricing in Argentina and the benefit of larger, more active sales forces in Tupperware Mexico and the Company's businesses in the Middle East and North Africa. The sales growth in these units was partially offset by a decrease in Malaysia/Singapore reflecting a decrease in sales force activity, despite a larger sales force size in light of strong additions of new sellers. The average impact of higher prices in the emerging market units was 4 percent.
Reported sales in the established market units decreased $21.0 million, or 12 percent. Excluding the impacts of changes in foreign currency exchange rates, sales in these markets were even compared with the third quarter of 2014. Among these units, the most significant local currency increase was in the United States and Canada business, reflecting a larger sales force from strong additions. The most significant sales decrease was in BeautiControl due to a smaller, less productive sales force, in part reflecting the impact of a revised sales force compensation plan launched at the beginning of the second quarter. The average price increase in the established market units was 2 percent.

On a year-to-date basis, emerging markets accounted for 68 percent and 66 percent of the Company's total reported sales in 2015 and 2014, respectively. Total sales on a reported basis in the emerging markets decreased $135.1 million, including a negative $228.1 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased in these markets by 9 percent. Total sales for the established markets decreased $99.5 million, or 15 percent, for the year-to-date period of 2015, compared with the same period of 2014, which included a negative $84.6 million impact from changes in foreign currency exchange rates. The sources of the year-to-date fluctuations largely followed those of the third quarter comparison, along with lower year-to-date sales in France and Italy. In addition, local currency sales in Indonesia were even on a year-to-date basis.
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
Gross Margin
Gross margin as a percentage of sales was 66.9 percent and 64.5 percent in the third quarters of 2015 and 2014, respectively. The improvement of 2.4 percentage points ("pp") primarily reflected the benefit of a smaller impact of inventory in Venezuela being included in cost of goods sold in 2015 at its stronger, historical exchange rate rather than the rate used to translate its sales in the quarter (1.6 pp), translation impact of changes in foreign currency exchange rates, mainly in South America (0.4 pp), benefit of pricing ahead of inflation in South America (0.4 pp), lower resin costs (0.3 pp) and more favorable pricing mix (0.2 pp). These increases were partially offset by higher manufacturing costs, mainly in Europe (0.4 pp) and increased inventory obsolescence costs in Beauty North America (0.2 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.3 percent in 2015, compared with 65.9 percent for the same period of 2014. The factors leading to the 1.4 percentage point increase largely mirrored those of the third quarter, except there was a meaningful unfavorable mix impact from relatively higher sales in certain units with lower than average gross margins, primarily in South America (0.4 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 55.4 percent in the third quarter of 2015, compared with 54.6 percent in 2014, primarily reflecting the translation effect of changes in foreign currency exchange rates, particularly the impact of overall dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (1.7 pp). These were partially offset by lower warehousing costs in Brazil (0.4 pp), lower marketing costs in Asia (0.4 pp), lower promotion costs in Europe and Beauty North America (0.3 pp) and commission expense due to the mix of sales performances in units that pay commissions versus those that do not (0.2 pp).
For the year-to-date periods, DS&A as a percentage of sales increased to 53.9 percent from 52.7 percent in 2014. The increase primarily reflected the same currency translation effect as in the quarter comparison (1.7 pp), partially offset by lower commissions (0.2 pp) and operational efficiencies in marketing and promotions (0.2 pp).
Specific segment impacts are discussed in the segment results section.

Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $0.3 million and $2.6 million in re-engineering charges during the third quarters of 2015 and 2014, respectively, and $4.5 million and $8.3 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States, the Nutrimetics business in Thailand and a manufacturing plant in India.
For the remainder of 2015, the Company expects to incur approximately $3 million of such costs.
Fixed Asset Impairment
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure, eliminating the SICAD 2 mechanism that the Company had referenced for translating and measuring its financial statements, replacing it with a new exchange mechanism called Simadi. During the first quarter of 2015, Simadi published a rate that was approximately 75 percent lower than the final SICAD 2 rate, which was expected to, and subsequently has, severely reduced the unit’s sales and profit. As a result, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela at that time, which had continued to be included on the balance sheet at the historical rates in effect when the assets were purchased. As a result of this evaluation, the Company recorded an impairment charge of $13.5 million to reduce the carrying value of its long-term fixed assets in Venezuela in the first quarter of 2015.
See Note 7 to the Consolidated Financial Statements for further details regarding the circumstances leading to the triggering event and the impairment conclusion.
A more detailed description of the changes in the Venezuelan exchange mechanisms and the resulting impacts on the Company is provided below in the discussion of the South America segment.
Goodwill and Indefinite-lived Intangible Assets
In the third quarter of 2015, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balances of $89.8 million and $23.8 million associated with the Fuller Mexico and NaturCare reporting units, respectively, to be significant relative to total equity as of the end of the third quarter 2015.
The Company completed a step 1 analysis related to Fuller Mexico, for which the significant assumptions included annual revenue changes ranging from negative 2 percent to positive 5 percent with an average growth rate of 3 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used in Fuller Mexico was 14.6 percent. As the current forecast results of Fuller Mexico were below the expectations used in completing the step 1 analysis done in 2014, the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 13 percent, was smaller in the third quarter of 2015 than in the 2014 assessment. This decrease reflected lower than expected additions of sales force members in light of high field manager turnover. Along with a difficult competitive environment, this led to worse 2015 operating performance than foreseen in 2014. Field managers are those directly responsible for recruiting, motivating and training sales force members. Local currency sales and operating profit have been declining since 2011 at which time the fair value of Fuller Mexico exceeded the carrying value by 77 percent. Since 2011, local currency sales declined 9 percent in 2012, 7 percent in 2013 and 3 percent in 2014. Continuing this trend of sequential improvements, local currency sales have declined 1 percent in the 2015 year-to-date period. Over this same time period, operating profit as a percentage of sales declined from 15 percent in 2012 to 11 percent in 2015 to date. This operating performance has led to decreases in the fair value over time, but have been offset by lower discount rates and a lower entity carrying value from amortization of the definite lived Fuller tradename asset that began in the third quarter of 2013, as well as a net asset position that has, over time, been reduced in light of the smaller scope of the business. Fuller Mexico has attained a year-over-year sales force size advantage of 1 percent as of the end of September, despite less new seller additions, reflecting new programs aimed at higher rates of retention. These programs are also creating a pipeline to identify strong candidates who can be trained and motivated for promotion to field manager, a critical component of growth going forward. As a result of these factors, the fair value still exceeded the carrying value as of the end of the third quarter of 2015. Despite these positive performance indicators in the business and the amount by which the estimated fair value of the reporting unit exceeded its carrying value, a smaller sales force size, reversal of retention rates, operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates or cost of capital, could have a further negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This could result in recording an impairment to the goodwill of Fuller Mexico, including prior to the 2016 annual assessment.
A step 1 analysis was also performed for NaturCare, which had significant assumptions including annual revenue changes ranging from 3 percent to 5 percent with an average growth rate of 4 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used in NaturCare was 10 percent. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 130 percent. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of the end of the third quarter of 2015.
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
Net Interest Expense
Net interest expense was $10.8 million in the third quarter of 2015, compared with $11.1 million in 2014. In the year-to-date periods, net interest expense was $35.1 million in 2015, compared with $33.9 million in 2014. The changes in interest expense in each of the year-over-year comparisons were primarily due to relative changes in forward points related to the Company's cash flow hedges.
Tax Rate
The effective tax rates for the third quarter and year-to-date periods of 2015 were 28.5 percent and 28.4 percent compared with 32.5 percent and 30.0 percent, respectively, for the comparable 2014 periods. The higher 2014 rates were due to higher 2014 losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit could be recognized. In addition, the Company reduced its accrual for uncertain tax positions by $1.0 million due to the expiration of statutes of limitation in various jurisdictions in the third quarter of 2015, of which $0.2 million did not impact tax expense. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income
Reported net income in the third quarter of 2015 increased $3.9 million compared with 2014. Compared with 2014, net income was negatively impacted by $14.0 million from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net income increased in the third quarter of 2015, primarily in South America, reflecting an improved gross margin and supply chain costs in Brazil, and $4.5 million in lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rate in Venezuela, as well as in Asia due to the contribution margin on higher sales in China and Indonesia. Higher sales in Europe and Tupperware North America also contributed to the net income increase, while Beauty North America, despite lower sales, benefited from value chain improvements in BeautiControl that were launched in the second quarter of 2015. In addition, the Company had a $2.0 million gain from the sale of land near the Company's Orlando headquarters and a lower tax rate compared with 2014, partially offset by higher unallocated corporate costs.
Reported net income for the year-to-date period of 2015 decreased $4.4 million compared with the same period of 2014, including a negative $51.6 million translation impact from changes in foreign currency exchange rates, as well as currency devaluations in Venezuela in 2014 and the first half of 2015. The factors impacting the year-to-date increase in local currency net income were largely similar to those impacting the third quarter comparisons, except for Europe which was relatively even on a year-to-date basis, as well as $29.1 million in lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rate in Venezuela, pretax gains from land transactions that were $11.1 million higher in 2015 and a lower effective tax rate. The increases in year-to-date net income were partially offset by a $13.5 million impairment of the long-term fixed assets in Venezuela during the first quarter of 2015 and higher unallocated corporate costs. The higher expense for items on the balance sheet in Venezuela at times of currency devaluations was $13.1 million and $42.2 million, respectively, in the year-to-date periods of 2015 and 2014.
International operations generated 91 percent of sales in the each of the third quarter and year-to-date periods of 2015, compared with 92 percent of sales in each of the respective periods in 2014. In the third quarter and year-to-date periods of 2015 and 2014, International operations, as a group, generated 100 percent of the Company's net segment profit.
The sale of beauty products generated 19 percent of sales in each of the third quarter and year-to-date periods of 2015, and 21 percent and 20 percent for the respective 2014 periods.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$117.4	$136.7	(14)%		4%	$(24.1)	23	23
Segment profit	5.9	6.3	(8)		22	(1.5)	7	9

Segment profit as percent of sales	5.0%	4.6%	0.4	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$445.2	$536.3	(17)%		1%	$(95.4)	26	28
Segment profit	61.6	74.5	(17)		—	(13.1)	23	28

Segment profit as percent of sales	13.8%	13.9%	(0.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 14 percent compared with the third quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent. The increased sales reflected a 3 percent increase in volume and an average price increase of 1 percent, compared with the third quarter of 2014.
Emerging markets accounted for $49.9 million and $53.2 million, or 43 and 39 percent, of the reported sales in the segment in the third quarters of 2015 and 2014, respectively. On a local currency basis, the emerging market units' sales increased by 20 percent, primarily reflecting a significant increase in Tupperware South Africa due to significantly increased sales force activity, in part, reflecting the impact in the prior year of a transportation strike that occurred, as well as a larger, more active sales force in the Middle East and North Africa from strong sales force additions. As well, Avroy Shlain, the Company's beauty business in South Africa, had a significant increase in sales due to strong sales force additions that increased the sales force size and consequently the volume of products sold. These were partially offset by decreased sales in Turkey from lower productivity.
The established market units' reported sales decreased by 5 percent on a local currency basis, reflecting a decrease in volume due to a less active sales force in France, as a result of the lingering impacts on recruiting and party scheduling from the terrorist attacks in January, and in Germany, reflecting lower sales force activation following the summer holiday period. Italy also had lower sales, reflecting lower sales force activity and productivity.
Reported segment profit decreased $0.4 million, or 8 percent, in the third quarter of 2015 versus 2014, and excluding the impact of foreign currency, was 22 percent higher. The increase was primarily due to the contribution margin on higher sales in the Middle East and North Africa and Tupperware South Africa, as well as more efficient promotional spending in the segment taken as a whole, partially offset by increased operating costs in France and Turkey, as well as incremental marketing costs.
On a year-to-date basis, reported sales and segment profit both decreased 17 percent compared with 2014. Excluding the impact of changes in foreign currency exchange rates, sales in 2015 increased 1 percent, while segment profit was even compared with 2014. The units and factors impacting the year-to-date sales and net income comparisons were largely the same as those impacting the quarterly comparison except that sales in Germany were even, while profit increased on a year-to-date basis.

The euro, Russian ruble, South African rand and Turkish lira were the main currencies that impacted the year-over-year sales comparisons, while the euro, South African rand and Turkish lira were those that significantly impacted the profit comparisons.
The Company's business in Egypt has performed well, generating meaningful sales and profit increases and generating cash in Egyptian pounds.  Product for this business is sourced primarily from the Company’s manufacturing facilities in Europe, and due to the imposition of stricter currency controls in 2015, the intercompany amount owed by the Egyptian business for the product and related costs totaled $9.8 million as of September 26, 2015, notwithstanding that the Egyptian subsidiary held $5.8 million worth of Egyptian pounds at that date.  In the next 12 months, based on the current size of the business, the Company would expect to generate intercompany billings to Egypt of approximately $8 million to $10 million.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$192.9	$209.6	(8)%		6%	$(27.7)	37	36
Segment profit	43.3	45.4	(4)		10	(5.9)	56	63

Segment profit as percent of sales	22.4%	21.7%	0.7	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$578.3	$619.7	(7)%		3%	$(58.3)	34	32
Segment profit	123.8	132.8	(7)		2	(11.8)	47	50

Segment profit as percent of sales	21.4%	21.4%	—	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 8 percent, compared with the third quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 6 percent. The sales increase was due to increased volume, while prices, on average, were even compared with the prior year.
Emerging markets accounted for $163.0 million and $173.3 million, or 85 and 83 percent, of the reported sales in the segment in the third quarters of 2015 and 2014, respectively. Compared with 2014, sales in emerging markets in 2015 were negatively impacted by $20.9 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales in these units increased 7 percent. The most significant contributions to the increase were in China, where the Company operates retail experience studios through independent distributors, and Indonesia, the Company's largest business unit. The increase in China primarily related to significant growth in the number of experience studios due to a positive response to new distributor and studio incentive programs, along with higher productivity in the studios located in more residential areas. The increase in Indonesia reflected the benefit of new product launches, attractive promotional incentives and better onboarding of new sales force members, along with lapping independent distributor de-stocking in the prior year. The sales growth in these units was partially offset by a decrease in Malaysia/Singapore reflecting a decrease in sales force activity, despite a larger sales force size in light of strong additions of new sellers.

Reported sales in the established markets decreased 17 percent compared with the third quarter of 2014, including a $6.8 million impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent compared with 2014, primarily in Nutrimetics Australia/New Zealand due to a larger sales force from strong additions.
Total segment profit decreased 4 percent compared with the third quarter of 2014. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 10 percent, primarily due to the contribution margin on higher sales in China and Indonesia, including reduced brand building activities in Indonesia, partially offset by the lower sales with a lower gross margin in Malaysia/Singapore.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except that sales in Indonesia were even compared with 2014 with a slight increase in segment profit.
The Australian dollar, Indonesian rupiah and Malaysian ringgit were the main currencies that led to the negative foreign currency impact on the year-over-year sales comparisons, while only the Indonesian rupiah and Malaysian ringgit significantly impacted the profit comparisons.
Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$84.9	$84.6	—%		14%	$(9.9)	16	14
Segment profit	15.3	16.0	(4)		15	(2.7)	20	22

Segment profit as percent of sales	18.0%	18.9%	(0.9)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$258.2	$259.5	(1)%		9%	$(22.4)	15	14
Segment profit	48.5	49.4	(2)		12	(6.1)	18	19

Segment profit as percent of sales	18.8%	19.0%	(0.2)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the third quarter of 2015 were even with the third quarter of 2014. Excluding the impact of foreign currency exchange rates, sales increased 14 percent, reflecting higher sales in both Mexico and the United States and Canada. The increase in the United States and Canada was due to increased volume of products sold from a larger sales force on strong additions. Mexico also increased sales volume due to a larger, more active sales force from promotions geared towards recruiting and incentives to drive activity, as well as improved productivity in connection with higher pricing. Volume in the segment grew 12 percent and the average price increase was 2 percent.
Reported segment profit decreased $0.7 million in the third quarter of 2015. Excluding the impact of foreign currency exchange rates, profit increased by 15 percent, reflecting the higher sales along with an improved gross margin in Mexico, partially offset by lower segment profit from increased operating costs, as well as incremental expenses in connection with sales force compensation plan modifications in the United States and Canada.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, except the United States and Canada increased segment profit on a year-to-date basis.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$53.5	$68.8	(22)%		(7)%	$(11.5)	10	12
Segment profit	0.2	(1.2)	-		-	(1.4)	—	(2)

Segment profit as percent of sales	0.4%	(1.7)%	2.1	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$182.3	$220.0	(17)%		(6)%	$(26.6)	11	11
Segment profit	3.2	1.1	-		-	(3.7)	1	—

Segment profit as percent of sales	1.8%	0.5%	1.3	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
-	change is greater than 100%
Reported sales for the segment decreased 22 percent in the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent, reflecting lower sales in BeautiControl due to a smaller and less productive sales force, due in part to the updated compensation plan that began in the second quarter of 2015, as well as slightly lower sales in Fuller Mexico from lower sales force activity. The average price increase in this segment was 5 percent.
Reported segment profit increased by $1.4 million in the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $2.8 million, reflecting a lower loss by BeautiControl in connection with value chain improvements connected to the new sales force compensation model, that included an improved gross margin from changes to the pricing structure and more efficient promotional spending. This increase to segment profit was partially offset by lower profit at Fuller Mexico from lower sales with a lower gross margin percentage.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, although year-to-date sales were also impacted by the decision in 2014 to cease operating the Armand Dupree business in the United States, while year-to-date segment profit benefited from not incurring the operating loss at Armand Dupree in 2014.
The Mexican peso was the main currency that impacted the year-over-year sales comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$72.3	$89.0	(19)%		21%	$(29.3)	14	15
Segment profit	12.9	5.6	-		-	(4.8)	17	8

Segment profit as percent of sales	17.8%	6.3%	11.5	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 26, 2015	Sep 27, 2014					2015	2014
Net sales	$227.7	$290.7	(22)%		26%	$(110.0)	14	15
Segment profit	29.8	8.6	-		-	(27.4)	11	3

Segment profit as percent of sales	13.1%	3.0%	10.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
-	change is greater than 100%
Reported sales for the segment decreased 19 percent in the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 21 percent. Of the 21 percent increase in sales in local currency, approximately half of the increase reflected the impact of higher prices in the segment, mainly due to inflation in Argentina and Brazil.
The most significant increase in local currency sales was in Brazil, the largest unit in South America, primarily from higher volume of products sold along with increased prices. The volume improvement reflected a significant sales force size advantage and the launch of new, attractive products that energized the sales force and created demand from end consumers. Argentina's sales also increased significantly from higher prices mainly in light of significant inflation.
Reported segment profit increased $7.3 million in the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $12.1 million, primarily in Brazil from the higher sales, an improved gross margin and the benefit of not incurring incremental warehousing and distribution costs experienced in 2014. In addition, there was $4.5 million less expense in 2015 in connection with items on the Venezuelan balance sheet that were impacted by the weakening of the currency exchange rate in Venezuela that occurred in the third quarters of 2015 and 2014. The negative translation impact on the segment profit comparison from the devaluation of the Venezuelan bolivar to U.S. dollar rate used in 2015 versus 2014 was $0.8 million.
The year-to-date sales and segment profit variances largely mirrored those of the quarter, although Argentina contributed more to the segment profit improvement on a year-to-date basis. The higher expense for items on the balance sheet in Venezuela at times of currency devaluations was $13.1 million and $42.2 million, respectively, in the year-to-date periods of 2015 and 2014. The translation impact on segment profit from the devaluation of the Venezuelan bolivar was $18.6 million.
The Brazilian real and Venezuelan bolivar had the most significant negative impacts on the year-over-year sales and profit comparisons.

The bolivar to U.S. dollar exchange rates used in translating the Company’s 2014 operating activity was 6.3 in the first quarter, 10.8 in the second quarter and 50.0 in the second half of 2014 and in January 2015. In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure for obtaining U.S. dollars, eliminating the SICAD 2 auction process and introducing the Simadi mechanism. As a result, the Company used 172.0 bolivars to the U.S. dollar to translate its February 2015 operating activity and 190.0 to translate its March 2015 operating activity and to remeasure the end of March balance sheet. The Company used a rate of about 199 as of the end of the third quarter of 2015. The Company continues to expect to use the Simadi rate to translate future operating activity. The impact of re-measuring the net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured was $9.3 million, $1.8 million and $2.0 million in the first, second and third quarters of 2015, respectively.
In light of the currency exchange mechanism, the Company is not able to predict, at this time, whether it will be able to exchange Venezuelan bolivars into U.S. dollars or what rate will be available in the future as the rate is expected to fluctuate on a daily basis. If the exchange rate used by the Company to translate its Venezuelan results remains at approximately 200 bolivars to the U.S. dollar throughout the fourth quarter of 2015 and the first quarter of 2016, there will be translation impacts of $3.7 million and $1.3 million, respectively, on sales from the weaker rate compared with respective periods in 2014 and 2015. The negative impact on segment profit for the fourth quarter of 2015 and the first quarter of 2016 would be $0.3 million and $0.4 million, respectively. In addition, the Company expects the negative impact of recording in cost of sales inventory at the exchange rate at which it was purchased to be approximately $0.5 million in the fourth quarter of 2015.
As of the end of the third quarter of 2015, the Company had $2 million in net monetary assets denominated in Venezuelan bolivars (measured at the Simadi rate), including $2 million in cash and cash equivalents, which would be directly impacted by any changes in the exchange rate. In addition, there were $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the consolidated balance sheets.
The business model in Venezuela is largely the same as in the Company's other business units around the world in which the Company utilizes direct-to-consumer marketing to sell its products through local, independent sales force members. The most significant portion of products sold in Venezuela are manufactured in the Company's local manufacturing plant. While the unit generally has obtained raw materials from local sources, it has at times needed to import raw materials from other subsidiaries owned by the Company. The Company has recorded $24.6 million in intercompany payables on the Venezuelan balance sheet in connection with the procurement of such raw materials and, to a lesser extent, finished goods, as well as intercompany royalties, mold rent and dividends. These payables were eliminated in consolidating the Company's results. The Venezuelan subsidiary has not been able to pay these intercompany amounts, though it was able to obtain U.S. dollars in the latter part of 2014 to procure and pay for raw materials. Given the economic situation and currency convertibility limitations in Venezuela, the Company generally considers any unpaid intercompany amounts to represent contributed capital to the Venezuelan subsidiary, particularly since there is no current expectation of obtaining U.S. dollars to pay these amounts. In the future, the Company may contribute further resources to the Venezuelan subsidiary in order to support operations, though these amounts are not expected to be material to the Company or to significantly impact overall liquidity. Sales and segment profit in Venezuela, measured at the current Simadi rate, represent less than half a percent of total Company sales and segment profit.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $13.7 million, compared with the end of 2014. Excluding the $20.3 million impact due to changes in foreign currency exchanges rates, working capital increased $34 million, primarily reflecting a $51.7 million decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, a $21.0 million increase in inventory, related to expectations for future sales by certain units and, in some cases, a lower than expected sell through, as well as a $9.8 million increase in accounts receivable due to the level and timing of sales around the end of each period. These local currency increases were partially offset by a $50.9 million increase in short-term borrowings (net of cash and cash equivalents).
The Company continues to carry debt in connection with the $600 million in senior notes due in 2021.

On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. entered into Amendment No. 2 (the "Amendment") to their Credit Agreement. The Amendment (i) reduced the aggregate amount available to the Company and the Subsidiary Borrower under the Credit Agreement from $650 million to $600 million (the “Facility Amount”), (ii) extended the revolving maturity date of the Credit Agreement from September 11, 2018 to June 9, 2020, and (iii) amended the applicable margins for borrowings and the commitment fee to be generally more favorable for the Company.
As of September 26, 2015, the Company had total borrowings of $281.1 million outstanding under its Credit Agreement, including $179.5 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. As of September 26, 2015, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.56 percent under the Credit Agreement.
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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 26, 2015, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At September 26, 2015, the Company had $582.2 million of unused lines of credit, including $317.2 million under the committed, secured Credit Agreement, and $265.0 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million.
See Note 10 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $93.1 million as of September 26, 2015, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $93.1 million as of September 26, 2015. Of this amount, $91.9 million was held by foreign subsidiaries. Of the cash held outside of the United States, 44 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects. The Company's current intent is to indefinitely reinvest these funds in its foreign units, as the cash is needed to fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.

The Company’s most significant foreign currency exposures are to the euro, the Indonesian rupiah and the Mexican peso, as well as the Brazilian real, Chinese renminbi, Malaysian ringgit and South Africa rand. Business units in which the Company generated at least $100 million of sales in 2014 included Brazil, China, France, Germany, Indonesia, Malaysia/Singapore, Fuller Mexico, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Brazil, Indonesia and Fuller Mexico exceeded $200 million. Downturns in the Company's business in these units, including but not limited to, difficulties in making additions to, retention and activity of the Company's independent sales force or the success of new products and/or promotional programs, adversely impacts the Company's ability to generate operating cash flows.
Operating Activities: Net cash provided by operating activities for the periods ended September 26, 2015 and September 27, 2014 was $72.2 million and $89.1 million, respectively. The unfavorable comparison primarily reflected an increase in cash outflows related to installment payments for income taxes payable and hedging activities, as well as a decrease in cash elements of net income as the result of weaker foreign currency exchange rates in relation to the U.S. dollar. The net impact of these items was partially offset by a reduction in outflows of cash related to other net working capital items, particularly for inventory and non-trade receivables due to the timing of cash receipts related to value added taxes.
Investing Activities: During the year-to-date periods of 2015 and 2014, the Company had $42.4 million and $46.0 million, respectively, of capital expenditures. In both 2015 and 2014, the most significant capital expenditures were related to molds. In 2015 and 2014, capital expenditures included $8.8 million and $10.3 million, respectively, related to increasing supply chain capabilities to support operations, and $3.0 million and $0.8 million, respectively, related to global software upgrades. Partially offsetting the capital spending in 2015 and 2014 were proceeds from the sale of long-term assets of $17.5 million and $6.1 million, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters.
Financing Activities: Dividends paid to shareholders were $103.6 million and $101.0 million in the year-to-date periods of 2015 and 2014, respectively. The higher 2015 amount was due to the increase in the dividends paid from $1.98 per share to $2.04 per share in the year-to-date periods of 2014 and 2015, respectively, partially offset by a 2014 reduction in the number of shares outstanding in connection with the Company's share repurchase program. Proceeds received from the exercise of stock options were $7.6 million and $14.0 million in the year-to-date periods of 2015 and 2014, respectively. The Company also increased revolver borrowings through its Credit Agreement by $82.0 million for the funding of investing and financing activities in excess of cash flow generated by operating activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. Under this program, the Company repurchased 0.4 million shares for $34.3 million in the year-to-date period of 2014. There were no share repurchases under this program during the year-to-date period of 2015. Program-to-date beginning in 2007 and through the end of September 2015, the Company had spent $1.29 billion to repurchase 21.3 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). Based on the Company’s current debt level, its expected disbursements for dividends in the fourth quarter of 2015, and its projected 2015 cash flow and EBITDA that have been negatively impacted versus 2014 by strengthening of the U.S. dollar, the Company does not currently plan to make open market share repurchases in 2015.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2015 and 2014, 12,847 and 93,505 shares were retained to fund withholding taxes, totaling $0.9 million and $7.4 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of September 26, 2015, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.56 percent.
As of September 26, 2015, the Company had total borrowings of $281.1 million outstanding under its Credit Agreement, with $179.5 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant income and cash flow exposures are to the euro, Indonesian rupiah and Mexican peso, with meaningful exposures as well to the Brazilian real, Chinese renminbi, Malaysian ringgit and South Africa rand.
Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted for up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's hedges of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended September 26, 2015 and September 27, 2014, the cash flow impact of these currency hedges were outflows of $21.1 million and inflows of $0.1 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open foreign currency hedge positions as of September 26, 2015 were to buy U.S. dollars $88.0 million and to sell Mexican pesos $21.2 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 26, 2015, the Company was in a net receivable position of approximately $15.8 million related to its currency hedges, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2015 cost of sales will include approximately $145 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $15 million compared with the prior year. For the third quarter of 2015, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was positively impacted by approximately $1.5 million in local currency due to resin cost changes, as compared with 2014. For full year 2015, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is a benefit of approximately $8 million, as compared with 2014. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit and through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
disruptions caused by the introduction of new or revised distributor operating models or sales force compensation systems or allegations by equity analysts, former distributors or sales force members, government agencies or others as to the legality or viability of the Company's business model, particularly in India;

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

•
general social, economic and political conditions in markets, such as in Argentina, Ecuador, Egypt, Greece, Kazakhstan, Russia, Turkey, Ukraine and Venezuela and other countries impacted by such events;

•
issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and those in the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls (such as in Argentina, Egypt, and Venezuela) and translation risks due to potential impairments of investments in affected markets and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments;

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties;

•	changes in cash flow resulting from changes in operating results, including from changes in foreign exchange rates, working capital management, debt payments, share repurchases and hedge settlements;

•
the impact of currency fluctuations on the value of the Company's operating results, assets, liabilities and commitments of foreign operations generally, including their cash balances during and at the end of quarterly reporting periods, the results of those operations, the cost of sourcing products across geographies and the success of foreign hedging and risk management strategies;

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended September 26, 2015, filed on November 3, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
November 3, 2015