Form 10-Q
period 2016-03-26
TUPPERWARE BRANDS CORP
filed 2016-05-02
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 26, 2016
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
As of April 27, 2016, 50,502,605 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 26, 2016	March 28, 2015
Net sales	$525.7	$581.8
Cost of products sold	166.0	191.6
Gross margin	359.7	390.2

Delivery, sales and administrative expense	288.7	313.4
Re-engineering and impairment charges	1.1	16.2
Gains on disposal of assets	0.1	0.6
Operating income	70.0	61.2

Interest income	0.7	0.5
Interest expense	12.1	13.3
Other expense	0.4	7.2
Income before income taxes	58.2	41.2

Provision for income taxes	14.8	11.7
Net income	$43.4	$29.5

Earnings per share:
Basic	$0.86	$0.59
Diluted	0.86	0.59

Weighted-average shares outstanding:
Basic	50.4	49.7
Diluted	50.6	50.3

Dividends declared per common share	$0.68	$0.68

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 26, 2016	March 28, 2015
Net income	$43.4	$29.5
Other comprehensive income (loss):
Foreign currency translation adjustments	2.3	(25.2)
Deferred gain (loss) on cash flow hedges, net of tax provision (benefit) of ($1.0) and ($0.4), respectively	(3.7)	(0.4)
Pension and other post-retirement income (loss), net of tax provision (benefit) of ($0.3) and $1.1, respectively	(0.9)	2.9
Other comprehensive income (loss)	(2.3)	(22.7)
Total comprehensive income	$41.1	$6.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 26, 2016	December 26, 2015
ASSETS
Cash and cash equivalents	$98.6	$79.8
Accounts receivable, less allowances of $34.3 and $32.7, respectively	164.5	142.7
Inventories	274.4	254.6
Non-trade amounts receivable, net	51.6	45.5
Prepaid expenses and other current assets	33.8	27.9
Total current assets	622.9	550.5
Deferred income tax benefits, net	513.0	524.9
Property, plant and equipment, net	252.9	253.6
Long-term receivables, less allowances of $11.5 and $11.2, respectively	12.7	13.2
Trademarks and tradenames, net	80.9	82.7
Goodwill	146.3	146.3
Other assets, net	28.6	27.0
Total assets	$1,657.3	$1,598.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$94.4	$126.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	234.8	162.5
Accrued liabilities	347.5	324.8
Total current liabilities	676.7	614.0
Long-term debt and capital lease obligations	608.1	608.2
Other liabilities	202.9	215.0
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	202.2	205.5
Retained earnings	1,380.8	1,371.2
Treasury stock, 13,106,052 and 13,170,517 shares, respectively, at cost	(889.7)	(894.3)
Accumulated other comprehensive loss	(524.3)	(522.0)
Total shareholders' equity	169.6	161.0
Total liabilities and shareholders' equity	$1,657.3	$1,598.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 26, 2016	March 28, 2015
Operating Activities:
Net income	$43.4	$29.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.9	15.4
Unrealized foreign exchange loss	0.1	7.0
Equity compensation	3.9	3.8
Amortization of deferred debt costs	0.1	0.2
Net gains on disposal of assets	(0.1)	(0.6)
Provision for bad debts	2.7	3.2
Write-down of inventories	3.4	4.2
Non-cash impact of re-engineering and impairment costs	—	13.5
Net change in deferred income taxes	2.9	(11.6)
Excess tax benefits from share-based payment arrangements	—	(0.8)
Changes in assets and liabilities:
Accounts and notes receivable	(20.2)	(12.6)
Inventories	(17.0)	(16.2)
Non-trade amounts receivable	(4.9)	(1.4)
Prepaid expenses	(5.8)	(7.8)
Other assets	0.4	(0.2)
Accounts payable and accrued liabilities	(30.6)	(33.8)
Income taxes payable	(10.2)	(7.0)
Other liabilities	(1.5)	(0.3)
Net cash impact from hedging activity	10.7	3.6
Other	0.3	0.1
Net cash used in operating activities	(7.5)	(11.8)
Investing Activities:
Capital expenditures	(9.4)	(13.9)
Proceeds from disposal of property, plant and equipment	0.4	2.1
Net cash used in investing activities	(9.0)	(11.8)
Financing Activities:
Dividend payments to shareholders	(35.0)	(35.7)
Proceeds from exercise of stock options	—	3.1
Repurchase of common stock	(0.8)	(0.9)
Repayment of capital lease obligations	(0.4)	(0.9)
Net change in short-term debt	66.7	71.7
Excess tax benefits from share-based payment arrangements	—	0.8
Net cash provided by financing activities	30.5	38.1
Effect of exchange rate changes on cash and cash equivalents	4.8	(7.6)
Net change in cash and cash equivalents	18.8	6.9
Cash and cash equivalents at beginning of year	79.8	77.0
Cash and cash equivalents at end of period	$98.6	$83.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the audited 2015 financial statements included in the Company's Annual Report on Form 10-K for the year ended December 26, 2015.
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
The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year will include 53 weeks, as compared with 52 weeks for fiscal 2015, and the fourth quarter of 2016 will include 14 weeks.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2016 and 2015 were $31.7 million and $34.7 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $93.7 million and $102.0 million for the first quarters of 2016 and 2015, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(In millions)	March 26, 2016	December 26, 2015
Finished goods	$214.5	$203.2
Work in process	24.3	21.0
Raw materials and supplies	35.6	30.4
Total inventories	$274.4	$254.6

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	March 26, 2016	March 28, 2015
Net income	$43.4	$29.5
Weighted-average shares of common stock outstanding	50.4	49.7
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.2	0.6
Weighted-average common and common equivalent shares outstanding	50.6	50.3
Basic earnings per share	$0.86	$0.59
Diluted earnings per share	$0.86	$0.59
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.8	0.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive income (loss) before reclassifications	2.3	(1.4)	(1.0)	(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	(2.3)	0.1	(2.2)
Net current-period other comprehensive income (loss)	2.3	(3.7)	(0.9)	(2.3)
Balance at March 26, 2016	$(488.3)	$0.6	$(36.6)	$(524.3)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(25.2)	3.0	2.4	(19.8)
Amounts reclassified from accumulated other comprehensive loss	—	(3.4)	0.5	(2.9)
Net current-period other comprehensive income (loss)	(25.2)	(0.4)	2.9	(22.7)
Balance at March 28, 2015	$(393.5)	$7.4	$(45.3)	$(431.4)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $3.1 million and $4.3 million for the first quarters of 2016 and 2015, respectively. Associated with these items were tax provisions of $0.8 million and $0.9 million, respectively. See Note 10 for further discussion of derivatives.
For the first quarters of 2016 and 2015, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.3 million in each year, and actuarial losses of $0.4 million and $1.0 million, respectively. The tax benefit associated with these items was $0.2 million for the first quarter of 2015, and none for 2016. See Note 12 for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Impairment Costs
The Company recorded $1.1 million and $2.7 million in re-engineering charges during the first quarters of 2016 and 2015, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The balances included in accrued liabilities related to re-engineering and impairment charges as of March 26, 2016 and December 26, 2015 were as follows:

(In millions)	March 26, 2016	December 26, 2015
Beginning of the year balance	$1.7	$2.4
Provision	1.1	6.8
Non-cash charges	—	(0.2)
Cash expenditures:
Severance	(0.8)	(5.8)
Other	(0.7)	(1.5)
End of period balance	$1.3	$1.7
The accrual balance as of March 26, 2016, related primarily to severance payments to be made by the end of the third quarter of 2016.
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
Effective from the first quarter of 2016, the Nutrimetics business in France previously reported in the Asia Pacific segment is being reported in the Europe segment. Comparable information from prior periods has been reclassified to conform with the new presentation. In full year 2015, Nutrimetics France generated less than one half percent of total sales.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company's reportable segments include the following:

Europe
Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain® in South Africa and Nutrimetics® in France, which sell beauty and personal care products. Asia Pacific also sells beauty and personal care products in some of its units under the NaturCare®, Nutrimetics® and Fuller® brands.

Asia Pacific
Tupperware North America
Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and Fuller Cosmetics® brands in Mexico and Central America.
South America	Both housewares and beauty products under the Fuller®, Nutrimetics®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $84.2 million and $113.1 million in the first quarters of 2016 and 2015, respectively.

	13 weeks ended
(In millions)	March 26, 2016	March 28, 2015
Net sales:
Europe	$153.9	$173.8
Asia Pacific	171.6	189.6
Tupperware North America	83.2	79.5
Beauty North America	48.9	62.9
South America	68.1	76.0
Total net sales	$525.7	$581.8
Segment profit (loss):
Europe	$25.2	$28.9
Asia Pacific	36.9	39.4
Tupperware North America	14.6	13.0
Beauty North America	(1.7)	(0.3)
South America	13.0	3.2
Total segment profit	$88.0	$84.2
Unallocated expenses	(17.4)	(14.6)
Re-engineering and impairment charges (a)	(1.1)	(16.2)
Gains on disposal of assets	0.1	0.6
Interest expense, net	(11.4)	(12.8)
Income before taxes	$58.2	$41.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

(In millions)	March 26, 2016	December 26, 2015
Identifiable assets:
Europe	$286.5	$271.6
Asia Pacific	312.8	295.1
Tupperware North America	133.1	121.2
Beauty North America	239.4	254.0
South America	110.7	96.9
Corporate	574.8	559.4
Total identifiable assets	$1,657.3	$1,598.2
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
Debt Obligations

(In millions)	March 26, 2016	December 26, 2015
Fixed rate senior notes due 2021	$599.3	$599.3
Five year Revolving Credit Agreement (a)	231.3	155.8
Belgium facility capital lease	10.6	10.6
Other	1.7	5.0
Total debt obligations	$842.9	$770.7
____________________

(a)	$194.3 million denominated in euros as of March 26, 2016.

Credit Agreement
As of March 26, 2016, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 1.56 percent under the Credit Agreement.
At March 26, 2016, the Company had $597.4 million of unused lines of credit, including $336.9 million under the committed, secured Credit Agreement, and $260.5 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of March 26, 2016, and currently, the Company had considerable cushion under its financial covenants.

Note 10:	Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to these fluctuations, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow or net equity hedge.
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $3.9 million and $2.8 million in the first quarters of 2016 and 2015, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one to fifteen months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $3.7 million associated with these hedges in the first quarter of 2016, and a net gain of $19.5 million associated with such hedges in the first quarter of 2015. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges were inflows of $10.7 million and $3.6 million for the first quarters of 2016 and 2015, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of March 26, 2016 and December 26, 2015, the notional amounts of outstanding forward contracts to purchase currencies were $125.6 million and $141.9 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $139.5 million and $137.4 million, respectively. As of March 26, 2016, the notional values of the largest positions outstanding were to purchase Euro $66.4 million and to sell Mexican pesos $37.2 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of March 26, 2016 and December 26, 2015. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Mar 26, 2016	Dec 26, 2015	Balance sheet location	Mar 26, 2016	Dec 26, 2015
Foreign exchange contracts	Non-trade amounts receivable	$20.3	$21.5	Accrued liabilities	$31.2	$14.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the first quarters of 2016 and 2015:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2016	2015		2016	2015
Foreign exchange contracts	Other expense	$1.5	$(24.7)	Other expense	$(1.5)	$25.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of Company's hedging activities on comprehensive income for the first quarters of 2016 and 2015:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$(1.6)	$3.4	Cost of products sold	$3.1	$4.3	Interest expense	$(1.6)	$(2.9)
Net equity hedging relationships
Foreign exchange contracts	(3.0)	19.5	Other expense	—	—	Interest expense	(5.2)	(3.5)
Euro denominated debt	(2.7)	10.9	Other expense	—	—	Interest expense	—	—

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at March 26, 2016 and December 26, 2015. The Company estimates that, based on current market conditions, the value of its 4.75% 2021 senior notes was $634.4 million at March 26, 2016, compared with the carrying value of $599.3 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets which consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 26, 2016 and March 28, 2015 were as follows:

	First Quarter
	Pension benefits		Post-retirement benefits
(In millions)	2016	2015	2016	2015
Service cost	$2.7	$2.8	$—	$—
Interest cost	1.6	1.8	0.2	0.2
Expected return on plan assets	(1.4)	(1.4)	—	—
Net amortization	0.4	1.0	(0.3)	(0.3)
Net periodic benefit cost	$3.3	$4.2	$(0.1)	$(0.1)
During the first quarters of 2016 and 2015, approximately $0.1 million and $0.7 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to foreign plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13:	Income Taxes
The effective tax rate for the first quarter of 2016 was 25.4 percent, compared with 28.4 percent for the 2015 period. The higher 2015 rate was due to higher 2015 first quarter losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit can be recognized. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As of March 26, 2016 and December 26, 2015, the Company's gross unrecognized tax benefit was $21.7 million and $21.8 million, respectively. The Company estimates that approximately $19.8 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties was $6.0 million as of the periods ended March 26, 2016 and December 26, 2015. The accrual for uncertain tax positions was decreased by $0.4 million due to the expiration of the statute of limitations in various jurisdictions for positions taken in various global tax filings.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.0 million. For the remaining balance as of March 26, 2016, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy U.S. minimum statutorily required withholding taxes. In the first quarters of 2016 and 2015, 15,261 and 11,890 shares, respectively, were retained to fund withholding taxes, with values totaling $0.8 million and $0.9 million, respectively, which were included as a component of stock repurchases in the Consolidated Statements of Cash Flows.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15:	Stock Based Compensation
Stock option activity for 2016 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 26, 2015	2,100,478	$56.92
Expired / Forfeited	(5,570)	61.55
Outstanding at March 26, 2016	2,094,908	$56.91	$7.6
Exercisable at March 26, 2016	1,262,544	$54.63	$7.6
The intrinsic value of options exercised totaled $2.2 million in the first quarter of 2015. There were no options exercised in the 2016 quarter.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2016 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 26, 2015	550,467	$69.71
Time-vested shares granted	14,000	56.86
Market-vested shares granted	30,019	49.55
Performance shares granted	89,321	49.95
Performance share adjustments	(14,151)	62.85
Vested	(82,050)	78.65
Forfeited	(14,393)	74.40
March 26, 2016	573,213	$63.96
Compensation expense related to the Company's stock based compensation was as follows:

(In millions)	March 26, 2016	March 28, 2015
Stock options	$0.6	$0.6
Time, performance and market vested share awards	3.3	3.2
As of March 26, 2016, total unrecognized stock based compensation expense related to all stock based awards was $28.9 million, which is expected to be recognized over a weighted average period of 2.2 years.

Note 16:	Allowance for Long-Term Receivables
As of March 26, 2016, $13.0 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of March 26, 2016 was as follows:

(In millions)
Balance at December 26, 2015	$11.2
Write-offs	(0.9)
Provision and reclassifications	0.8
Currency translation adjustment	0.4
Balance at March 26, 2016	$11.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of March 26, 2016 and December 26, 2015 and for the quarter-to-date periods ended March 26, 2016 and March 28, 2015 for Tupperware Brands Corporation (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor to obtain adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.

Consolidating Statement of Income

	13 Weeks Ended March 26, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$527.0	$(1.3)	$525.7
Other revenue	—	25.3	7.7	(33.0)	—
Cost of products sold	—	7.7	190.2	(31.9)	166.0
Gross margin	—	17.6	344.5	(2.4)	359.7
Delivery, sales and administrative expense	3.2	22.4	265.5	(2.4)	288.7
Re-engineering and impairment charges	—	—	1.1	—	1.1
Gains on disposal of assets	—	—	0.1	—	0.1
Operating income (loss)	(3.2)	(4.8)	78.0	—	70.0
Interest income	5.1	0.4	6.2	(11.0)	0.7
Interest expense	8.7	12.3	2.1	(11.0)	12.1
Income from equity investments in subsidiaries	47.8	53.4	—	(101.2)	—
Other expense (income)	—	(4.1)	4.5	—	0.4
Income before income taxes	41.0	40.8	77.6	(101.2)	58.2
Provision (benefit) for income taxes	(2.4)	(7.2)	24.4	—	14.8
Net income (loss)	$43.4	$48.0	$53.2	$(101.2)	$43.4
Comprehensive income (loss)	$41.1	$47.1	$49.5	$(96.6)	$41.1

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	March 26, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.6	$98.0	$—	$98.6
Accounts receivable, net	—	—	164.5	—	164.5
Inventories	—	—	274.4	—	274.4
Non-trade amounts receivable, net	—	51.3	96.4	(96.1)	51.6
Intercompany receivables	14.4	749.1	233.6	(997.1)	—
Prepaid expenses and other current assets	0.7	2.0	123.2	(92.1)	33.8
Total current assets	15.1	803.0	990.1	(1,185.3)	622.9
Deferred income tax benefits, net	142.7	219.2	151.1	—	513.0
Property, plant and equipment, net	—	45.7	207.2	—	252.9
Long-term receivables, net	—	0.1	12.6	—	12.7
Trademarks and tradenames, net	—	—	80.9	—	80.9
Goodwill	—	2.9	143.4	—	146.3
Investments in subsidiaries	1,211.7	1,237.8	—	(2,449.5)	—
Intercompany notes receivable	468.0	95.6	605.4	(1,169.0)	—
Other assets, net	1.5	0.8	95.2	(68.9)	28.6
Total assets	$1,839.0	$2,405.1	$2,285.9	$(4,872.7)	$1,657.3
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$1.8	$92.6	$—	$94.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	128.0	1.3	105.5	—	234.8
Intercompany payables	686.6	231.6	78.9	(997.1)	—
Accrued liabilities	158.4	118.0	259.4	(188.3)	347.5
Total current liabilities	973.0	352.7	536.4	(1,185.4)	676.7
Long-term debt and capital lease obligations	599.3	—	8.8	—	608.1
Intercompany notes payable	85.0	790.4	293.6	(1,169.0)	—
Other liabilities	12.1	93.3	166.3	(68.8)	202.9
Shareholders' equity	169.6	1,168.7	1,280.8	(2,449.5)	169.6
Total liabilities and shareholders' equity	$1,839.0	$2,405.1	$2,285.9	$(4,872.7)	$1,657.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	December 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$79.8	$—	$79.8
Accounts receivable, net	—	—	142.7	—	142.7
Inventories	—	—	254.6	—	254.6
Non-trade amounts receivable, net	0.1	30.1	109.6	(94.3)	45.5
Intercompany receivables	11.8	754.2	228.8	(994.8)	—
Prepaid expenses and other current assets	1.1	3.3	118.1	(94.6)	27.9
Total current assets	13.0	787.6	933.6	(1,183.7)	550.5
Deferred income tax benefits, net	143.5	219.9	161.5	—	524.9
Property, plant and equipment, net	—	46.6	207.0	—	253.6
Long-term receivables, net	—	0.1	13.1	—	13.2
Trademarks and tradenames, net	—	—	82.7	—	82.7
Goodwill	—	2.9	143.4	—	146.3
Investments in subsidiaries	1,164.8	1,190.1	—	(2,354.9)	—
Intercompany notes receivable	462.0	90.5	579.7	(1,132.2)	—
Other assets, net	1.6	0.6	108.1	(83.3)	27.0
Total assets	$1,784.9	$2,338.3	$2,229.1	$(4,754.1)	$1,598.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$3.3	$123.5	$(0.1)	$126.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	90.4	1.2	70.9	—	162.5
Intercompany payables	688.2	224.2	82.4	(994.8)	—
Accrued liabilities	155.1	111.5	247.1	(188.9)	324.8
Total current liabilities	933.7	340.2	523.9	(1,183.8)	614.0
Long-term debt and capital lease obligations	599.3	—	8.9	—	608.2
Intercompany notes payable	78.5	768.1	285.6	(1,132.2)	—
Other liabilities	12.4	107.8	178.0	(83.2)	215.0
Shareholders' equity	161.0	1,122.2	1,232.7	(2,354.9)	161.0
Total liabilities and shareholders' equity	$1,784.9	$2,338.3	$2,229.1	$(4,754.1)	$1,598.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 Weeks Ended March 26, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$1.9	$(20.9)	$10.1	$1.4	$(7.5)
Investing Activities:
Capital expenditures	—	(2.4)	(7.0)	—	(9.4)
Proceeds from disposal of property, plant and equipment	—	—	0.4	—	0.4
Net intercompany loans	0.5	(1.4)	(18.7)	19.6	—
Net cash provided by (used in) investing activities	0.5	(3.8)	(25.3)	19.6	(9.0)
Financing Activities:
Dividend payments to shareholders	(35.0)	—	—	—	(35.0)
Dividend payments to parent	—	—	(1.5)	1.5	—
Repurchase of common stock	(0.8)	—	—	—	(0.8)
Repayment of capital lease obligations	—	—	(0.4)	—	(0.4)
Net change in short-term debt	34.9	—	31.8	—	66.7
Net intercompany borrowings	(1.5)	25.3	(1.3)	(22.5)	—
Net cash provided by (used in) financing activities	(2.4)	25.3	28.6	(21.0)	30.5
Effect of exchange rate changes on cash and cash equivalents	—	—	4.8	—	4.8
Net change in cash and cash equivalents	—	0.6	18.2	—	18.8
Cash and cash equivalents at beginning of year	—	—	79.8	—	79.8
Cash and cash equivalents at end of period	$—	$0.6	$98.0	$—	$98.6

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
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. In March and April 2016, the FASB issued amendments to provide clarification on implementation guidance. The August 2015 amendment also allows early adoption of the revenue standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In March 2016, the FASB issued an amendment to existing guidance regarding employee share-based payment. Under the amendment, all excess tax benefits and tax deficits will be recognized in the income statement. Regardless of the impact on taxes payable, the tax benefits will be recognized in the current period and excess tax benefits will be classified as an element of cash flow operating activities. In addition, the amendment included simplification to existing guidance on forfeitures, intrinsic value and the withholding of shares for participants' personal income taxes. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In February 2016, the FASB issued an amendment to existing guidance on lease accounting that requires the assets and liabilities arising from operating leases be presented in the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 26, 2016, compared with the 13 weeks ended March 28, 2015, and changes in financial condition during the 13 weeks ended March 26, 2016. The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year will include 53 weeks, as compared with 52 weeks for fiscal 2015, and the fourth quarter of 2016 will include 14 weeks.
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
Effective from the first quarter of 2016, the Nutrimetics business in France previously reported in the Asia Pacific segment is being reported in the Europe segment. Comparable information from prior periods has been reclassified to conform with the new presentation. In full year 2015, Nutrimetics France generated less than one half percent of total sales.
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	March 26, 2016	March 28, 2015
Net sales	$525.7	$581.8	(10)%		1%	$(61.4)
Gross margin as percent of sales	68.4%	67.1%	1.3	pp	na	na
DS&A as percent of sales	54.9%	53.9%	1.0	pp	na	na
Operating income	$70.0	$61.2	15%		44%	$(12.7)
Net income	$43.4	$29.5	47%		+	$(9.5)
Net income per diluted share	$0.86	$0.59	46%		+	$(0.19)
_________________________

na	not applicable
pp	percentage points
+	increase is greater than 100%
Reported sales decreased 10 percent in the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 1 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies had a 3 percent increase in local currency sales, primarily in the Tupperware North America and South America segments. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 2 percent compared with 2015.

Operating and net income increased 15 percent and 47 percent, respectively, in the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, operating and net income increased significantly in the first quarter of 2016, primarily reflecting the benefit of not incurring the $13.5 million impairment of long-term fixed assets in Venezuela recorded in 2015 and increased segment profit in Tupperware North America and South America. This was partially offset by lower segment profit in Europe and Beauty North America and higher unallocated corporate costs. Also impacting net income was $9.1 million lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rate in Venezuela.
Net cash used in operating activities for the periods ended March 26, 2016 and March 28, 2015 was $7.5 million and $11.8 million, respectively. The favorable comparison primarily reflected a decrease in cash outflows from a positive impact from the company's hedging activities and to timing of cash tax payments related to withholding taxes on royalties and dividend payments. The net impact of these items was partially offset by an increase in outflows of cash related to other net working capital items, particularly trade receivables due to the higher sales in March.
Net Sales
Reported sales decreased 10 percent in the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 1 percent. The average impact of higher prices was 3 percent.
The Company's emerging market units accounted for 64 percent and 66 percent of the Company's reported sales in the first quarter of 2016 and 2015, respectively. Reported sales in these markets decreased $48.8 million, or 13 percent, which included a negative $57.5 million impact from weaker foreign currency exchange rates. The increase in local currency sales in the Company's emerging market units was primarily in Argentina, due to inflationary driven price increases along with increased volume, in Brazil, due to a larger sales force, China, from significant growth in the number of experience studios and higher productivity in the sites in residential areas, and in Tupperware Mexico, from a larger sales force. The sales growth in these units was partially offset by a decrease in Egypt from curtailed shipments in light of currency controls and new product certification requirements, Indonesia, the Philippines, due to the exit of the fashion category, and Turkey. The average impact of higher prices in the emerging market units was 4 percent.
Reported sales in the established market units decreased $7.3 million, or 4 percent. Excluding the impact of changes in foreign currency exchange rates, sales in these markets were down 2 percent compared with the first quarter of 2015. Among these units, the most significant local currency increase was in the United States and Canada business, reflecting a larger sales force. The most significant sales decrease was in BeautiControl due to a less active and productive sales force, in part reflecting the impact of a revised sales force compensation plan launched at the beginning of the second quarter 2015. The average price increase in the established market units was 1 percent.
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
Gross Margin
Gross margin as a percentage of sales was 68.4 percent and 67.1 percent in the first quarters of 2016 and 2015, respectively. The improvement of 1.3 percentage points ("pp") primarily reflected the benefit of lower resin costs (0.8 pp), translation impact of changes in foreign currency exchange rates, mainly in South America (0.1 pp), more favorable country mix (0.2 pp), and the benefit of not incurring an impact of inventory in Venezuela being included in cost of goods sold in 2016 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with an impact in first quarter 2015 (0.3 pp). These increases were partially offset by higher manufacturing costs, mainly in Europe (0.2 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses
DS&A as a percentage of sales was 54.9 percent in the first quarter of 2016, compared with 53.9 percent in 2015, primarily reflecting the translation effect of changes in foreign currency exchange rates, including the impact of overall dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (0.8 pp). There was also an impact from higher information technology costs in Asia Pacific, Europe and South America (0.2 pp).
Specific segment impacts are discussed in the segment results section.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $1.1 million and $2.7 million in re-engineering charges during the first quarters of 2016 and 2015. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
For the remainder of 2016, the Company expects to incur approximately $4 million of such costs.
Included in the re-engineering and impairment caption on the Company's consolidated statement of income in the first quarter of 2015 was $13.5 million in long-term fixed asset impairments in Venezuela.
Net Interest Expense
Net interest expense was $11.4 million in the first quarter of 2016, compared with $12.8 million in 2015. The changes in interest expense in the year-over-year comparison was primarily due to the timing of recognition of forward points related to the Company's forward currency contracts.
Tax Rate
The effective tax rate for the first quarter of 2016 was 25.4 percent compared with 28.4 percent for the comparable 2015 period. The higher 2015 rate was due to higher 2015 first quarter losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit could be recognized. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Reported net income in the first quarter of 2016 increased $13.9 million compared with 2015. Compared with 2015, net income was negatively impacted by $9.5 million from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net income increased in the first quarter of 2016, primarily in South America, reflecting increased sales and improved supply chain costs in Brazil, the benefit of not incurring the $13.5 million impairment of long-term fixed assets recorded in 2015 and $9.1 million in lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rate in Venezuela, as well as in Tupperware North America, from higher sales volume in Mexico. This was partially offset by Beauty North America, primarily reflecting lower sales and higher unallocated corporate costs.
International operations generated 91 percent of sales in the first quarter of 2016 compared with 92 percent of sales in the 2015 quarter. In the first quarters of 2016 and 2015, international operations, as a group, generated 100 percent of the Company's net segment profit.
The sale of beauty products generated 16 percent of sales in the first quarter of 2016, and 19 percent in the first quarter 2015.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 26, 2016	Mar 28, 2015					2016	2015
Net sales	$153.9	$173.8	(11)%		(4)%	$(13.1)	29	29
Segment profit	25.2	28.9	(13)		(5)%	(2.5)	29	34

Segment profit as percent of sales	16.4%	16.6%	(0.2)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 11 percent compared with the first quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent. The decreased sales reflected a 6 percent decrease in volume and an average price increase of 2 percent, compared with the first quarter of 2015.
Emerging markets accounted for $47.8 million and $63.0 million, or 31 and 36 percent, of the reported sales in the segment in the first quarters of 2016 and 2015, respectively. On a local currency basis, the emerging market units' sales decreased by 8 percent, primarily reflecting a significant decrease in Egypt, due to curtailed shipments in response to the imposition of stricter currency controls and product certification requirements, and in Turkey, from a less active sales force due to the external environment and response to the Company's programs. This was partially offset by an increase in Tupperware South Africa due to a more active sales force, and consequently the volume of products sold, and from Avroy Shlain, the Company's beauty business in South Africa, due to strong sales force additions that increased the active sales force.
The established market units' reported sales decreased by 2 percent on a local currency basis, reflecting a decrease in volume due to less active sales forces in Austria and France. This was partially offset by Germany, reflecting higher volume/productivity.
Reported segment profit decreased $3.7 million, or 13 percent, in the first quarter of 2016 versus 2015, and excluding the impact of foreign currency, was 5 percent lower. The decrease was primarily due to the lower sales in Egypt and Turkey, along with higher operating costs in Turkey. This was partially offset by higher gross margins in France and Germany from the mix of products sold and decreased group administrative expenses.
The euro, Russian ruble, South African rand and Turkish lira were the main currencies that impacted the year-over-year sales comparison, while the euro, South African rand and Turkish lira were those that significantly impacted the profit comparison.
The Company's business in Egypt declined in the fourth quarter of 2015 from curtailed shipments in response to the imposition of stricter currency controls, and more significantly in the first quarter of 2016 from a continuation of the currency controls along with product certification requirements. Prior to the fourth quarter of 2015, Egypt had performed well, generating meaningful sales and profit increases and generating cash in Egyptian pounds. Product for this business is sourced primarily from the Company’s manufacturing facilities in Europe, and due to the imposition of stricter currency controls beginning in 2015, the intercompany amount owed by the Egyptian business for the product and related costs totaled $8.6 million as of March 26, 2016, notwithstanding that the Egyptian subsidiary held $9.4 million worth of Egyptian pounds at that date. In light of the current environment in Egypt, the Company is not able to predict, at this time, when it will resume shipments and the level of sales it will generate in 2016.

Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 26, 2016	Mar 28, 2015					2016	2015
Net sales	$171.6	$189.6	(9)%		(3)%	$(12.0)	33	33
Segment profit	36.9	39.4	(6)		1	(2.8)	42	47

Segment profit as percent of sales	21.5%	20.8%	0.7	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 9 percent, compared with the first quarter of 2015. Excluding the impact of foreign currency exchange rates, sales decreased 3 percent. The sales decrease was due to decreased volume, while prices, on average, were even compared with the prior year.
Emerging markets accounted for $145.8 million and $161.1 million, or 85 percent, of the reported sales in the segment in the first quarters of both 2016 and 2015. Compared with 2015, sales in emerging markets in 2016 were negatively impacted by $11.1 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales in these units decreased 3 percent. The most significant decrease was in Indonesia, the Company's largest business unit, from a smaller sales force due to low retention. The other meaningful decreases were in the Philippines, due to a less active sales force and lower volume related to the exit of the fashion category, and in India due to a less active and productive sales force. These were offset by an increase in China primarily related to strong growth in the number of experience studios, along with higher productivity in the studios located in more residential areas.
Total segment profit decreased 6 percent compared with the first quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 1 percent, in spite of lower sales, primarily due to a benefit from favorable resin costs and reduced brand building activities in Indonesia, partially offset by increased promotional spending mainly in China and Japan.
The Australian dollar, Chinese renminbi, Indonesian rupiah and Malaysian ringgit were the main currencies that led to the negative foreign currency impact on the year-over-year sales comparison, while the Chinese renminbi, Indonesian rupiah and Malaysian ringgit significantly impacted the profit comparison.
Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 26, 2016	Mar 28, 2015					2016	2015
Net sales	$83.2	$79.5	5%		14%	$(6.8)	16	14
Segment profit	14.6	13.0	12		30	(1.8)	16	15

Segment profit as percent of sales	17.5%	16.4%	1.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales in the first quarter of 2016 were up 5 percent compared with the first quarter of 2015. Excluding the impact of foreign currency exchange rates, sales increased 14 percent, reflecting higher sales in both Mexico and the United States and Canada. Mexico increased sales volume due to a more active sales force and from increased productivity through incentives and a higher share of sales from the demonstration of higher priced products. The increase in the United States and Canada was due to increased volume of products sold from a larger sales force. Volume in the segment grew 13 percent and the average price increase was 1 percent.
Reported segment profit increased $1.6 million in the first quarter of 2016. Excluding the impact of foreign currency exchange rates, profit increased by 30 percent, primarily reflecting the higher sales along with an improved gross margin in Mexico.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 26, 2016	Mar 28, 2015					2016	2015
Net sales	$48.9	$62.9	(22)%		(10)%	$(8.5)	9	11
Segment profit (loss)	(1.7)	(0.3)	+		(60)	(0.8)	(2)	—

Segment profit as percent of sales	(3.5)%	(0.5)%	(3.0)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	change is greater than 100%
Reported sales for the segment decreased 22 percent in the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales decreased 10 percent, reflecting lower sales in BeautiControl due to a less active and productive sales force, due in part to the updated compensation plan that began in the second quarter of 2015, as well as lower sales in Fuller Mexico from lower sales force activity. The average price increase in this segment was 4 percent.
Reported segment profit decreased by $1.4 million in the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $0.6 million, primarily from lower profitability in BeautiControl due to the lower sales volume, as well as an increase in inventory obsolescence expenses impacting gross margin, and in Fuller Mexico from lower sales volume offset by lower operating expenses, primarily promotional spending.
The Mexican peso was the main currency that impacted the year-over-year sales comparisons.
Although Fuller Mexico had a decrease in sales and profit in the first quarter of 2016, its performance was not significantly different than under the assumptions used in the step 1 goodwill impairment evaluation performed as of the September 2015 assessment date. If future operating performance continues to be worse than that assumed in the 2015 annual assessment, including changes in projected future revenue, profitability and cash flow; or a significant increase in interest rates or cost of capital, this would have a negative impact on the fair value of the reporting unit, which could result in an impairment to the Fuller Mexico goodwill. As of March 26, 2016, the Company's balance sheet included $86.6 of goodwill related to Fuller Mexico.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 26, 2016	Mar 28, 2015					2016	2015
Net sales	$68.1	$76.0	(10)%		24%	$(21.0)	13	13
Segment profit	13.0	3.2	+		+	(3.5)	15	4

Segment profit as percent of sales	19.1%	4.2%	14.9	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	change is greater than 100%
Reported sales for the segment decreased 10 percent in the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 24 percent. Of the 24 percent increase in sales in local currency, approximately half of the increase reflected the impact of higher prices in the segment, mainly due to inflation in Argentina, Brazil and Venezuela.
The most significant increase in local currency sales was in Brazil, the largest unit in South America, primarily from higher volume of products sold along with increased prices. The volume improvement reflected a significant sales force size advantage driven by strong sales force additions, and the launch of new, attractive products that energized the sales force and created demand from end consumers. The sales in Argentina and Venezuela also increased primarily from higher prices mainly in light of significant inflation, as well as higher volume in Argentina.
Reported segment profit increased $9.8 million in the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $13.3 million, primarily in Brazil from the higher sales and from lower warehousing and distribution costs from those experienced in 2015. In addition, there was $9.1 million less expense in the first quarter of 2016 versus 2015, in connection with items on the Venezuelan balance sheet that were impacted by the weakening of the currency exchange rate in Venezuela.
The Brazilian real had the most significant negative impact on the year-over-year sales and profit comparisons.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $9.7 million compared with the end of 2015. Excluding the impact of changes in foreign currency exchanges rates, working capital increased $8.8 million, primarily reflecting a $19.5 million increase in accounts receivable due to the level and timing of sales around the end of each period, a $16.9 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end and the payout of management incentives, a $15.0 million increase in inventory, related to expectations for future sales by certain units and, in some cases, a lower than expected sell through. These local currency increases were partially offset by a $54.0 million increase in short-term borrowings, net of cash and cash equivalents.
The Company continues to carry debt in connection with the $600 million in senior notes due in 2021.
As of March 26, 2016, the Company had total borrowings of $231.3 million outstanding under its Credit Agreement, including $194.3 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. As of March 26, 2016, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.56 percent under the Credit Agreement.

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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 26, 2016, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At March 26, 2016, the Company had $597.4 million of unused lines of credit, including $336.9 million under the committed, secured Credit Agreement, and $260.5 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its cash and cash equivalents, which totaled $98.6 million as of March 26, 2016, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $98.6 million as of March 26, 2016. Of this amount, $97.3 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 40 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. The Company's current intent is to indefinitely reinvest approximately 40 percent of cash held by foreign subsidiaries in its foreign units, as the cash is needed for working capital and to otherwise fund on-going operations. The remaining cash is subject to repatriation tax effects. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.
The Company’s most significant foreign currency exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and the Mexican peso. Business units in which the Company generated at least $100 million of sales in 2015 included Brazil, China, Germany, Indonesia, Fuller Mexico, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Brazil and Indonesia exceeded $200 million. Downturns in the Company's business in these units, including but not limited to, difficulties in making additions to, retention and activity of the Company's independent sales force or the success of new products and/or promotional programs, could adversely impact the Company's ability to generate operating cash flows.
Operating Activities: Net cash used in operating activities for the periods ended March 26, 2016 and March 28, 2015 was $7.5 million and $11.8 million, respectively. The favorable comparison primarily reflected a decrease in cash outflows from a positive impact from the company's hedging activities and to timing of cash tax payments related to royalties and dividend payments. The net impact of these items was partially offset by an increase in outflows of cash related to other net working capital items, particularly trade receivables due to higher sales in March 2016 than March 2015.
Investing Activities: During the year-to-date periods of 2016 and 2015, the Company had $9.4 million and $13.9 million, respectively, of capital expenditures. In both 2016 and 2015, the most significant capital expenditures were related to molds. In 2016 and 2015, capital expenditures included $2.7 million and $2.6 million, respectively, related to manufacturing and supply chain capabilities.

Financing Activities: Dividends paid to shareholders were $35.0 million and $35.7 million in the first quarters of 2016 and 2015, respectively. Proceeds received from the exercise of stock options were $3.1 million in the first quarter of 2015. There were no such amounts in 2016. The Company also increased revolver borrowings through its Credit Agreement by $66.7 million for the funding of investing and financing activities in excess of cash flow generated by operating activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. There were no share repurchases under this program during the first quarter of 2016 or 2015. Program-to-date beginning in 2007, the Company had spent $1.29 billion to repurchase 21.3 million shares. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). Based on the Company’s current debt level, its expected disbursements for dividends for full year 2016, and its projected 2016 cash flow and EBITDA that have been negatively impacted versus 2015 by strengthening of the U.S. dollar, the Company does not currently plan to make open market share repurchases in 2016.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2016 and 2015, 15,261 and 11,890 shares were retained to fund withholding taxes, totaling $0.8 million and $0.9 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of March 26, 2016, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.56 percent.
As of March 26, 2016, the Company had total borrowings of $231.3 million outstanding under its Credit Agreement, with $194.3 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant income and cash flow exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and Mexican peso.

Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted for generally up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended March 26, 2016 and March 28, 2015, the cash flow impact of these currency hedges were inflows of $10.7 million and $3.6 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open forward contracts as of March 26, 2016 were to buy Euro $66.4 million and to sell Mexican pesos $37.2 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 26, 2016, the Company was in a net payable position of approximately $10.9 million related to its currency hedges under forward contracts, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. This is the primary material used in production of most Tupperware® products, and the Company estimates that 2016 cost of sales will include approximately $130 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $13 million compared with the prior year. For the first quarter of 2016, the Company estimates its cost of sales of the Tupperware® products it produced and had contract manufactured was positively impacted by approximately $4.5 million in local currency due to resin cost changes, as compared with 2015. For full year 2016, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is a benefit of approximately $6.5 million, as compared with 2015. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit and through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
The Company has a program to sell land held for development around its Orlando, Florida headquarters ("Orlando Land"). This program is exposed to the risks inherent in the real estate development process. Included among these risks is the ability to obtain all necessary government approvals, the success of attracting tenants for commercial or residential developments in the Orlando real estate market, obtaining financing and general economic conditions, such as interest rate increases. Based on the variety of factors that impact the Company's ability to close sales transactions, it cannot predict when the program will be completed.
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

•
general social, economic and political conditions in markets, such as in Argentina, Brazil, Ecuador, Egypt, Greece, Kazakhstan, Russia, Turkey, Ukraine and Venezuela and other countries impacted by such events;

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

•
the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Argentina, Brazil, China, Egypt, India, Indonesia, and Mexico;

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

•
other risks discussed in Item 1A, Risk Factors, of the Company's 2015 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, Notes, other financial information appearing elsewhere in this report and the Company's other filings with the United States Securities and Exchange Commission.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended March 26, 2016, filed on May 2, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
May 2, 2016