Form 10-Q
period 2016-06-25
TUPPERWARE BRANDS CORP
filed 2016-07-29
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended June 25, 2016
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of July 26, 2016, 50,536,295 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$564.7	$588.9	$1,090.4	$1,170.7
Cost of products sold	183.9	189.1	349.9	380.7
Gross margin	380.8	399.8	740.5	790.0

Delivery, sales and administrative expense	298.2	310.1	586.9	623.5
Re-engineering and impairment charges	1.9	1.5	3.0	17.7
Gains on disposal of assets	0.8	10.8	0.9	11.4
Operating income	81.5	99.0	151.5	160.2

Interest income	0.8	0.5	1.5	1.0
Interest expense	11.2	12.0	23.3	25.3
Other expense	0.9	1.1	1.3	8.3
Income before income taxes	70.2	86.4	128.4	127.6

Provision for income taxes	17.8	24.4	32.6	36.1
Net income	$52.4	$62.0	$95.8	$91.5

Earnings per share:
Basic	$1.04	$1.24	$1.90	$1.84
Diluted	1.03	1.23	1.89	1.82

Weighted-average shares outstanding:
Basic	50.5	49.8	50.5	49.8
Diluted	50.7	50.4	50.6	50.3

Dividends declared per common share	$0.68	$0.68	$1.36	$1.36

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$52.4	$62.0	$95.8	$91.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(14.1)	(19.4)	(11.8)	(44.6)
Deferred loss on cash flow hedges, net of tax benefit of $0.0, $0.2, $1.0 and $0.6, respectively	—	(1.8)	(3.7)	(2.2)
Pension and other post-retirement income (loss), net of tax provision (benefit) of $0.0, $0.0, ($0.3) and $1.1, respectively	0.5	0.1	(0.4)	3.0
Other comprehensive loss	(13.6)	(21.1)	(15.9)	(43.8)
Total comprehensive income	$38.8	$40.9	$79.9	$47.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 25, 2016	December 26, 2015
ASSETS
Cash and cash equivalents	$79.0	$79.8
Accounts receivable, less allowances of $34.2 and $32.7, respectively	159.8	142.7
Inventories	270.0	254.6
Non-trade amounts receivable, net	44.5	45.5
Prepaid expenses and other current assets	32.1	27.9
Total current assets	585.4	550.5
Deferred income tax benefits, net	526.3	524.9
Property, plant and equipment, net	255.8	253.6
Long-term receivables, less allowances of $12.7 and $11.2, respectively	13.8	13.2
Trademarks and tradenames, net	77.0	82.7
Goodwill	142.8	146.3
Other assets, net	29.7	27.0
Total assets	$1,630.8	$1,598.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$89.0	$126.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	226.8	162.5
Accrued liabilities	304.7	324.8
Total current liabilities	620.5	614.0
Long-term debt and capital lease obligations	607.4	608.2
Other liabilities	224.8	215.0
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	205.4	205.5
Retained earnings	1,397.4	1,371.2
Treasury stock, 13,072,895 and 13,170,517 shares, respectively, at cost	(887.4)	(894.3)
Accumulated other comprehensive loss	(537.9)	(522.0)
Total shareholders' equity	178.1	161.0
Total liabilities and shareholders' equity	$1,630.8	$1,598.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 25, 2016	June 27, 2015
Operating Activities:
Net income	$95.8	$91.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.2	31.0
Unrealized foreign exchange loss	0.3	7.0
Equity compensation	8.2	8.2
Amortization of deferred debt costs	0.3	0.6
Net gains on disposal of assets	(0.8)	(11.1)
Provision for bad debts	4.9	6.4
Write-down of inventories	5.0	8.9
Non-cash impact of re-engineering and impairment costs	—	13.5
Net change in deferred income taxes	0.3	(12.6)
Excess tax benefits from share-based payment arrangements	—	(0.7)
Changes in assets and liabilities:
Accounts and notes receivable	(19.1)	(23.0)
Inventories	(14.4)	(22.6)
Non-trade amounts receivable	(6.4)	(1.9)
Prepaid expenses	(4.1)	(5.0)
Other assets	(1.3)	0.8
Accounts payable and accrued liabilities	(53.9)	(37.7)
Income taxes payable	(25.9)	(24.3)
Other liabilities	2.6	0.3
Net cash impact from hedging activity	10.0	(5.1)
Other	0.1	(0.1)
Net cash provided by operating activities	31.8	24.1
Investing Activities:
Capital expenditures	(25.3)	(27.8)
Proceeds from disposal of property, plant and equipment	2.3	14.4
Net cash used in investing activities	(23.0)	(13.4)
Financing Activities:
Dividend payments to shareholders	(69.4)	(69.7)
Proceeds from exercise of stock options	0.4	4.9
Repurchase of common stock	(0.8)	(0.9)
Repayment of capital lease obligations	(1.3)	(1.7)
Net change in short-term debt	58.2	62.1
Debt issuance costs	—	(0.7)
Excess tax benefits from share-based payment arrangements	—	0.7
Net cash used in financing activities	(12.9)	(5.3)
Effect of exchange rate changes on cash and cash equivalents	3.3	(8.3)
Net change in cash and cash equivalents	(0.8)	(2.9)
Cash and cash equivalents at beginning of year	79.8	77.0
Cash and cash equivalents at end of period	$79.0	$74.1

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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the second quarters of 2016 and 2015 were $34.8 million and $35.8 million, respectively, and for the year-to-date periods ended June 25, 2016 and June 27, 2015 were $66.5 million and $70.5 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $98.0 million and $97.8 million for the second quarters of 2016 and 2015, respectively, and $191.7 million and $199.8 million for the year-to-date periods ended June 25, 2016 and June 27, 2015, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(In millions)	June 25, 2016	December 26, 2015
Finished goods	$208.4	$203.2
Work in process	25.6	21.0
Raw materials and supplies	36.0	30.4
Total inventories	$270.0	$254.6

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$52.4	$62.0	$95.8	$91.5
Weighted-average shares of common stock outstanding	50.5	49.8	50.5	49.8
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.2	0.6	0.1	0.5
Weighted-average common and common equivalent shares outstanding	50.7	50.4	50.6	50.3
Basic earnings per share	$1.04	$1.24	$1.90	$1.84
Diluted earnings per share	$1.03	$1.23	$1.89	$1.82
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.6	0.7	1.7	0.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive loss before reclassifications	(11.8)	(0.8)	(1.0)	(13.6)
Amounts reclassified from accumulated other comprehensive loss	—	(2.9)	0.6	(2.3)
Net current-period other comprehensive loss	(11.8)	(3.7)	(0.4)	(15.9)
Balance at June 25, 2016	$(502.4)	$0.6	$(36.1)	$(537.9)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(44.6)	4.4	1.5	(38.7)
Amounts reclassified from accumulated other comprehensive loss	—	(6.6)	1.5	(5.1)
Net current-period other comprehensive income (loss)	(44.6)	(2.2)	3.0	(43.8)
Balance at June 27, 2015	$(412.9)	$5.6	$(45.2)	$(452.5)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $4.0 million and $8.5 million for the year-to-date periods ended June 25, 2016 and June 27, 2015, respectively. Associated with these items were tax provisions of $1.1 million and $1.9 million, respectively. See Note 10 for further discussion of derivatives.
For the year-to-date periods ended June 25, 2016 and June 27, 2015, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.7 million and $0.6 million, respectively, pension settlement costs of $0.6 million and $0.4 million, respectively and actuarial losses of $0.8 million and $2.1 million, respectively. The tax benefits associated with these items were $0.1 million and $0.4 million, respectively. See Note 12 for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Impairment Costs
The Company recorded $1.9 million and $1.5 million in re-engineering charges during the second quarters of 2016 and 2015, respectively, and $3.0 million and $4.2 million for the year-to-date periods ended June 25, 2016 and June 27, 2015, respectively.
In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The balances included in accrued liabilities related to re-engineering and impairment charges as of June 25, 2016 and December 26, 2015 were as follows:

(In millions)	June 25, 2016	December 26, 2015
Beginning of the year balance	$1.7	$2.4
Provision	3.0	6.8
Non-cash charges	(0.1)	(0.2)
Cash expenditures:
Severance	(2.0)	(5.8)
Other	(0.9)	(1.5)
End of period balance	$1.7	$1.7
The accrual balance as of June 25, 2016, related primarily to severance payments to be made by the end of the third quarter of 2016.
Included in the re-engineering and impairment caption on the Company's consolidated statement of income in the year-to-date period of 2015 was $13.5 million in long-term fixed asset impairments in Venezuela.

Note 8:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
Effective from the first quarter of 2016, the Nutrimetics business in France, previously reported in the Asia Pacific segment, is being reported in the Europe segment. Comparable information from prior periods has been reclassified to conform with the new presentation. In full year 2015, Nutrimetics France generated less than one half percent of total sales.
The Company's reportable segments include the following:

Europe
Primarily design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain® in South Africa and Nutrimetics® in France, which sell beauty and personal care products. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare®, Nutrimetics® and Fuller® brands.

Asia Pacific
Tupperware North America
Beauty North America	Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico and Fuller Cosmetics® brands in Mexico and Central America.
South America	Both housewares and beauty products under the Fuller®, Nutrimetics®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $96.8 million and $115.4 million in the second quarters of 2016 and 2015, respectively, and $184.9 million and $228.3 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales:
Europe	$138.4	$158.3	$292.3	$332.1
Asia Pacific	194.3	191.5	365.9	381.1
Tupperware North America	93.1	93.8	176.3	173.3
Beauty North America	53.4	65.9	102.3	128.8
South America	85.5	79.4	153.6	155.4
Total net sales	$564.7	$588.9	$1,090.4	$1,170.7
Segment profit (loss):
Europe	$14.6	$26.5	$39.8	$55.4
Asia Pacific	46.7	41.4	83.6	80.8
Tupperware North America	19.4	20.2	34.0	33.2
Beauty North America	1.4	3.3	(0.3)	3.0
South America	15.6	13.7	28.6	16.9
Total segment profit	$97.7	$105.1	$185.7	$189.3
Unallocated expenses	(16.0)	(16.5)	(33.4)	(31.1)
Re-engineering and impairment charges (a)	(1.9)	(1.5)	(3.0)	(17.7)
Gains on disposal of assets	0.8	10.8	0.9	11.4
Interest expense, net	(10.4)	(11.5)	(21.8)	(24.3)
Income before taxes	$70.2	$86.4	$128.4	$127.6

(In millions)	June 25, 2016	December 26, 2015
Identifiable assets:
Europe	$287.7	$276.5
Asia Pacific	308.6	290.2
Tupperware North America	144.9	121.2
Beauty North America	234.6	254.0
South America	115.6	96.9
Corporate	539.4	559.4
Total identifiable assets	$1,630.8	$1,598.2
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
Debt Obligations

(In millions)	June 25, 2016	December 26, 2015
Fixed rate senior notes due 2021	$599.4	$599.3
Five year Revolving Credit Agreement (a)	224.7	155.8
Belgium facility capital lease	9.8	10.6
Other	0.3	5.0
Total debt obligations	$834.2	$770.7
____________________

(a)	$195.0 million and $153.7 million denominated in euros as of June 25, 2016 and December 26, 2015, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit Agreement
As of June 25, 2016, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 1.55 percent under the Credit Agreement.
At June 25, 2016, the Company had $632.1 million of unused lines of credit, including $374.0 million under the committed, secured Credit Agreement, and $258.1 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of June 25, 2016, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $3.9 million and $3.7 million in the second quarters of 2016 and 2015, respectively, and $7.8 million and $6.4 million for the respective year-to-date periods.
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
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net gain of $7.1 million and $3.4 million associated with these hedges in the second quarter and year-to-date periods of 2016, respectively, and a net gain of $6.9 million and $26.4 million associated with such hedges for the respective periods of 2015. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the year-to-date periods ended June 25, 2016 and June 27, 2015 were inflow of $10.0 million and outflow of $5.1 million, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of June 25, 2016 and December 26, 2015, the notional amounts of outstanding forward contracts to purchase currencies were $107.5 million and $141.9 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $114.1 million and $137.4 million, respectively. As of June 25, 2016, the notional values of the largest positions outstanding were to purchase euro $74.8 million and to sell U.S. dollars $24.6 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of June 25, 2016 and December 26, 2015. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Jun 25, 2016	Dec 26, 2015	Balance sheet location	Jun 25, 2016	Dec 26, 2015
Foreign exchange contracts	Non-trade amounts receivable	$14.7	$21.5	Accrued liabilities	$18.0	$14.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the second quarters of 2016 and 2015:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2016	2015		2016	2015
Foreign exchange contracts	Other expense	$(5.8)	$(15.0)	Other expense	$5.9	$14.8
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the second quarters of 2016 and 2015:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$1.1	$2.1	Cost of products sold	$1.0	$4.2	Interest expense	$(1.2)	$(1.7)
Net equity hedging relationships
Foreign exchange contracts	11.4	12.8	Other expense	—	—	Interest expense	(4.4)	(4.5)
Euro denominated debt	(0.3)	(1.9)	Other expense	—	—	Interest expense	—	—
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended June 25, 2016 and June 27, 2015:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2016	2015		2016	2015
Foreign exchange contracts	Other expense	$(4.4)	$(39.8)	Other expense	$4.5	$40.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended June 25, 2016 and June 27, 2015:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$(0.6)	$5.5	Cost of products sold	$4.0	$8.5	Interest expense	$(2.8)	$(4.6)
Net equity hedging relationships
Foreign exchange contracts	8.4	32.3	Other expense	—	—	Interest expense	(9.6)	(8.0)
Euro denominated debt	(3.0)	9.0	Other expense	—	—	Interest expense	—	—

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 25, 2016 and December 26, 2015. The Company estimates that, based on current market conditions, the value of its 4.75% 2021 senior notes was $649.6 million at June 25, 2016, compared with the carrying value of $599.4 million. The higher fair value resulted from changes, since issuance, in the corporate bond market and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarter and year-to-date periods ended June 25, 2016 and June 27, 2015 were as follows:

	Second Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$2.7	$2.7	$—	$—	$5.4	$5.5	$—	$—
Interest cost	1.6	1.7	0.2	0.2	3.2	3.5	0.4	0.4
Expected return on plan assets	(1.3)	(1.4)	—	—	(2.7)	(2.8)	—	—
Settlement/curtailment	0.6	0.4	—	—	0.6	0.4	—	—
Net amortization	0.4	1.1	(0.4)	(0.3)	0.8	2.1	(0.7)	(0.6)
Net periodic benefit cost	$4.0	$4.5	$(0.2)	$(0.1)	$7.3	$8.7	$(0.3)	$(0.2)
During the year-to-date periods ending June 25, 2016 and June 27, 2015, approximately $0.7 million and $1.9 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13:	Income Taxes
The effective tax rate was 25.4 percent for both the second quarter and year-to-date periods of 2016, compared with 28.3 percent for the comparable 2015 periods. The 2015 rates were higher due to losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit was recognized and the mix of earnings and additional foreign tax credit benefits in 2016. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As of June 25, 2016 and December 26, 2015, the Company's gross unrecognized tax benefit was $22.1 million and $21.8 million, respectively. The Company estimates that approximately $20.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.3 million and $6.0 million as of the periods ended June 25, 2016 and December 26, 2015. The accrual for uncertain tax positions increased by $0.7 million for positions being taken in various global tax filings.
The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.0 million. For the remaining balance as of June 25, 2016, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes in certain jurisdictions. In the year-to-date periods ended June 25, 2016 and June 27, 2015, 16,602 and 12,300 shares, respectively, were retained to fund withholding taxes, with values totaling $0.8 million and $0.9 million, respectively, which were included as a component of stock repurchases in the Consolidated Statements of Cash Flows.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15:	Stock Based Compensation
Stock option activity for 2016 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 26, 2015	2,100,478	$56.92
Expired / Forfeited	(7,270)	61.43
Exercised	(19,742)	22.36
Outstanding at June 25, 2016	2,073,466	$57.24	$5.8
Exercisable at June 25, 2016	1,241,102	$55.14	$5.8
The intrinsic value of options exercised totaled $0.7 million and $0.3 million in the second quarters of 2016 and 2015, respectively, and $0.7 million and $2.6 million in the respective year-to-date periods.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2016 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 26, 2015	550,467	$69.71
Time-vested shares granted	42,751	55.97
Market-vested shares granted	30,019	49.55
Performance shares granted	89,321	49.95
Performance share adjustments	(5,624)	60.79
Vested	(104,892)	75.71
Forfeited	(17,666)	74.89
June 25, 2016	584,376	$63.34
Compensation expense related to the Company's stock based compensation for the second quarter and year-to-date periods ended June 25, 2016 and June 27, 2015 were as follows:

	Second Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Stock options	$0.7	$0.5	$1.3	$1.1
Time, performance and market vested share awards	3.6	3.9	6.9	7.1
As of June 25, 2016, total unrecognized stock based compensation expense related to all stock based awards was $30.4 million, which is expected to be recognized over a weighted average period of 2.1 years.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16:	Allowance for Long-Term Receivables
As of June 25, 2016, $11.3 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of June 25, 2016 was as follows:

(In millions)
Balance at December 26, 2015	$11.2
Write-offs	(1.0)
Provision and reclassifications	1.9
Currency translation adjustment	0.6
Balance at June 25, 2016	$12.7

Note 17:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of June 25, 2016 and December 26, 2015 and for the quarter-to-date periods ended June 25, 2016 and June 27, 2015 for Tupperware Brands Corporation (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended June 25, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$565.6	$(0.9)	$564.7
Other revenue	—	30.2	7.7	(37.9)	—
Cost of products sold	—	7.7	212.8	(36.6)	183.9
Gross margin	—	22.5	360.5	(2.2)	380.8
Delivery, sales and administrative expense	3.5	13.8	283.1	(2.2)	298.2
Re-engineering and impairment charges	—	—	1.9	—	1.9
Gains on disposal of assets	—	—	0.8	—	0.8
Operating income (loss)	(3.5)	8.7	76.3	—	81.5
Interest income	5.1	0.5	5.9	(10.7)	0.8
Interest expense	7.7	12.1	2.1	(10.7)	11.2
Income from equity investments in subsidiaries	56.3	54.7	—	(111.0)	—
Other expense (income)	0.1	(12.2)	13.0	—	0.9
Income before income taxes	50.1	64.0	67.1	(111.0)	70.2
Provision (benefit) for income taxes	(2.3)	1.5	18.6	—	17.8
Net income (loss)	$52.4	$62.5	$48.5	$(111.0)	$52.4
Comprehensive income (loss)	$38.8	$49.2	$28.8	$(78.0)	$38.8

Consolidating Statement of Income

	13 Weeks Ended June 27, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$589.6	$(0.7)	$588.9
Other revenue	—	28.5	9.7	(38.2)	—
Cost of products sold	—	9.7	215.9	(36.5)	189.1
Gross margin	—	18.8	383.4	(2.4)	399.8
Delivery, sales and administrative expense	4.1	20.8	287.6	(2.4)	310.1
Re-engineering and impairment charges	—	—	1.5	—	1.5
Gains on disposal of assets	—	—	10.8	—	10.8
Operating income (loss)	(4.1)	(2.0)	105.1	—	99.0
Interest income	8.1	6.2	1.4	(15.2)	0.5
Interest expense	12.1	9.0	6.1	(15.2)	12.0
Income from equity investments in subsidiaries	66.9	64.6	—	(131.5)	—
Other expense	—	—	1.1	—	1.1
Income before income taxes	58.8	59.8	99.3	(131.5)	86.4
Provision (benefit) for income taxes	(3.2)	(2.3)	29.9	—	24.4
Net income (loss)	$62.0	$62.1	$69.4	$(131.5)	$62.0
Comprehensive income (loss)	$40.9	$42.2	$58.7	$(100.9)	$40.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	26 Weeks Ended June 25, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,092.6	$(2.2)	$1,090.4
Other revenue	—	55.5	15.4	(70.9)	—
Cost of products sold	—	15.4	403.0	(68.5)	349.9
Gross margin	—	40.1	705.0	(4.6)	740.5
Delivery, sales and administrative expense	6.7	36.2	548.6	(4.6)	586.9
Re-engineering and impairment charges	—	—	3.0	—	3.0
Gains on disposal of assets	—	—	0.9	—	0.9
Operating income (loss)	(6.7)	3.9	154.3	—	151.5
Interest income	10.2	0.9	12.1	(21.7)	1.5
Interest expense	16.4	24.4	4.2	(21.7)	23.3
Income from equity investments in subsidiaries	104.1	108.1	—	(212.2)	—
Other expense (income)	0.1	(16.3)	17.5	—	1.3
Income before income taxes	91.1	104.8	144.7	(212.2)	128.4
Provision (benefit) for income taxes	(4.7)	(5.7)	43.0	—	32.6
Net income (loss)	$95.8	$110.5	$101.7	$(212.2)	$95.8
Comprehensive income (loss)	$79.9	$96.3	$78.3	$(174.6)	$79.9

Consolidating Statement of Income

	26 Weeks Ended June 27, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,171.6	$(0.9)	$1,170.7
Other revenue	—	56.8	14.9	(71.7)	—
Cost of products sold	—	14.9	434.0	(68.2)	380.7
Gross margin	—	41.9	752.5	(4.4)	790.0
Delivery, sales and administrative expense	7.6	38.7	581.6	(4.4)	623.5
Re-engineering and impairment charges	—	—	17.7	—	17.7
Gains on disposal of assets	—	—	11.4	—	11.4
Operating income (loss)	(7.6)	3.2	164.6	—	160.2
Interest income	15.3	12.7	2.4	(29.4)	1.0
Interest expense	24.9	17.1	12.7	(29.4)	25.3
Income from equity investments in subsidiaries	102.2	99.3	—	(201.5)	—
Other expense	—	—	8.3	—	8.3
Income before income taxes	85.0	98.1	146.0	(201.5)	127.6
Provision (benefit) for income taxes	(6.5)	(0.7)	43.3	—	36.1
Net income (loss)	$91.5	$98.8	$102.7	$(201.5)	$91.5
Comprehensive income (loss)	$47.7	$49.8	$63.5	$(113.3)	$47.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	June 25, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.7	$78.3	$—	$79.0
Accounts receivable, net	—	—	159.8	—	159.8
Inventories	—	—	270.0	—	270.0
Non-trade amounts receivable, net	—	39.1	116.5	(111.1)	44.5
Intercompany receivables	16.9	761.2	260.8	(1,038.9)	—
Prepaid expenses and other current assets	1.8	4.5	115.9	(90.1)	32.1
Total current assets	18.7	805.5	1,001.3	(1,240.1)	585.4
Deferred income tax benefits, net	142.6	219.1	164.6	—	526.3
Property, plant and equipment, net	—	45.2	210.6	—	255.8
Long-term receivables, net	—	0.1	13.7	—	13.8
Trademarks and tradenames, net	—	—	77.0	—	77.0
Goodwill	—	2.9	139.9	—	142.8
Investments in subsidiaries	1,254.8	1,271.1	—	(2,525.9)	—
Intercompany notes receivable	472.5	95.2	642.2	(1,209.9)	—
Other assets, net	1.4	0.7	83.1	(55.5)	29.7
Total assets	$1,890.0	$2,439.8	$2,332.4	$(5,031.4)	$1,630.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$1.7	$87.3	$—	$89.0
Short-term borrowings and current portion of long-term debt and capital lease obligations	121.0	—	105.8	—	226.8
Intercompany payables	689.3	261.3	88.3	(1,038.9)	—
Accrued liabilities	148.7	103.3	253.9	(201.2)	304.7
Total current liabilities	959.0	366.3	535.3	(1,240.1)	620.5
Long-term debt and capital lease obligations	599.4	—	8.0	—	607.4
Intercompany notes payable	141.0	774.2	294.7	(1,209.9)	—
Other liabilities	12.5	81.4	186.4	(55.5)	224.8
Shareholders' equity	178.1	1,217.9	1,308.0	(2,525.9)	178.1
Total liabilities and shareholders' equity	$1,890.0	$2,439.8	$2,332.4	$(5,031.4)	$1,630.8

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 Weeks Ended June 25, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(10.9)	$(28.9)	$62.2	$9.4	$31.8
Investing Activities:
Capital expenditures	—	(5.1)	(20.2)	—	(25.3)
Proceeds from disposal of property, plant and equipment	—	—	2.3	—	2.3
Net intercompany loans	52.1	(17.5)	(38.3)	3.7	—
Net cash provided by (used in) investing activities	52.1	(22.6)	(56.2)	3.7	(23.0)
Financing Activities:
Dividend payments to shareholders	(69.4)	—	—	—	(69.4)
Dividend payments to parent	—	—	(3.1)	3.1	—
Net proceeds from issuance of senior notes	(0.1)	—	0.1	—	—
Proceeds from exercise of stock options	0.4	—	—	—	0.4
Repurchase of common stock	(0.8)	—	—	—	(0.8)
Repayment of capital lease obligations	—	—	(1.3)	—	(1.3)
Net change in short-term debt	27.7	(1.2)	31.7	—	58.2
Net intercompany borrowings	1.0	53.4	(38.2)	(16.2)	—
Net cash provided by (used in) financing activities	(41.2)	52.2	(10.8)	(13.1)	(12.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.3	—	3.3
Net change in cash and cash equivalents	—	0.7	(1.5)	—	(0.8)
Cash and cash equivalents at beginning of year	—	—	79.8	—	79.8
Cash and cash equivalents at end of period	$—	$0.7	$78.3	$—	$79.0

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
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The August 2015 amendment also allows early adoption of the revenue standard, but not before the original effective date of December 15, 2016. In March and April 2016, the FASB issued amendments to provide clarification on implementation guidance. In May 2016, the FASB issued amendments to provide clarification on assessment of collectibility criteria, presentation of sales taxes and measurement of noncash consideration. In addition, the amendment provided clarification and included simplification to transition guidance on contract modifications and completed contracts at transition. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In March 2016, the FASB issued an amendment to existing guidance regarding employee share-based payments. Under the amendment, all excess tax benefits and tax deficits will be recognized in the income statement. Regardless of the impact on taxes payable, the tax benefits will be recognized in the current period and excess tax benefits will be classified as an element of cash flow operating activities. In addition, the amendment included simplification to existing guidance on forfeitures, intrinsic value and the withholding of shares for participants' personal income taxes. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The impact of adopting this standard on our consolidated financial statements will be dependent on the timing and intrinsic value of future share-based compensation award exercises.
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
The following is a discussion of the results of operations for the 13 and 26 weeks ended June 25, 2016, compared with the 13 and 26 weeks ended June 27, 2015, and changes in financial condition during the 26 weeks ended June 25, 2016. The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year will include 53 weeks, as compared with 52 weeks for fiscal 2015, and the fourth quarter of 2016 will include 14 weeks.
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
As the impacts of foreign currency translation are an important factor in understanding period-to-period comparisons, the Company believes the presentation of results on a local currency basis, as a supplement to reported results, helps improve readers' ability to understand the Company's operating results and evaluate performance in comparison with prior periods. The Company presents local currency information that compares results between periods as if current period exchange rates had been used to translate results in the prior period. The Company uses results on a local currency basis as one measure to evaluate performance. The Company generally refers to such amounts as calculated on a "local currency" basis, or "excluding the impact of foreign currency." These results should be considered in addition to, not as a substitute for, results reported in accordance with generally accepted accounting principles in the United States ("GAAP"). Results on a local currency basis may not be comparable to similarly titled measures used by other companies.
Effective from the first quarter of 2016, the Nutrimetics business in France, previously reported in the Asia Pacific segment, is being reported in the Europe segment. Comparable information from prior periods has been reclassified to conform with the new presentation. In full year 2015, Nutrimetics France generated less than one half percent of total sales.
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	June 25, 2016	June 27, 2015
Net sales	$564.7	$588.9	(4)%		3%	$(41.8)
Gross margin as percent of sales	67.4%	67.9%	(0.5)	pp	na	na
DS&A as percent of sales	52.8%	52.7%	0.1	pp	na	na
Operating income	$81.5	$99.0	(18)%		(9)%	$(9.8)
Net income	$52.4	$62.0	(16)%		(4)%	$(7.4)
Net income per diluted share	$1.03	$1.23	(16)%		(6)%	$(0.14)

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	June 25, 2016	June 27, 2015
Net sales	$1,090.4	$1,170.7	(7)%		2%	$(103.2)
Gross margin as percent of sales	67.9%	67.5%	0.4	pp	na	na
DS&A as percent of sales	53.8%	53.3%	0.5	pp	na	na
Operating income	$151.5	$160.2	(5)%		10%	$(22.5)
Net income	$95.8	$91.5	5%		28%	$(16.9)
Net income per diluted share	$1.89	$1.82	4%		28%	$(0.34)
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 4 percent in the second quarter. Excluding the impact of changes in foreign currency exchange rates, sales increased 3 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies had a 7 percent increase in local currency sales, primarily in the Asia Pacific, Tupperware North America and South America segments. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 4 percent compared with 2015.
Operating and net income decreased 18 percent and 16 percent, respectively in the second quarter. Excluding the translation impact of changes in foreign currency exchange rates, operating and net income decreased 9 percent and 4 percent, respectively, primarily reflecting $9.5 million less in pretax income from land transactions and lower segment profit in Europe and Beauty North America. These were partially offset by increased segment profit in Asia Pacific, Tupperware North America and South America, despite a $1.8 million impact related to bolivar denominated assets in connection with the devaluation of the Venezuelan bolivar, and from lower unallocated corporate costs and interest expense.
Reported sales for the year-to-date period decreased 7 percent. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The factors impacting the year-to-date sales and net income comparisons were similar to those impacting the second quarter comparisons, except for the impact of a first quarter 2015, $13.5 million impairment of the long-term fixed assets in Venezuela. The impact related to bolivar denominated assets in connection with the devaluation of the Venezuelan bolivar in the year-to-date periods of 2016 and 2015 was $3.8 million and $11.1 million, respectively.
Net cash provided by operating activities for the periods ending June 25, 2016 and June 27, 2015 was $31.8 million and $24.1 million, respectively. The favorable comparison primarily reflected a cash inflow versus an outflow in the prior year from the Company's hedging activities, lower cash tax payments, and better management of inventory. The net impact of these items was partially offset by an increase in outflows of cash related to other net working capital items, particularly payables due to the timing of payments at year-end.

Net Sales
Reported sales decreased 4 percent in the second quarter. Excluding the impact of changes in foreign currency exchange rates, sales increased 3 percent. The average impact of higher prices was 2 percent.
The Company's emerging market units accounted for 66 percent and 67 percent of the Company's reported sales in the second quarters of 2016 and 2015, respectively. Reported sales in these units decreased $17.7 million, or 4 percent, which included a negative $43.6 million impact from weaker foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, the sales of these units increased 7 percent primarily in Brazil, due to a larger, more active sales force, in China, from significant growth in the number of experience studios (physical selling locations) and higher productivity, in Malaysia/Singapore from increased volume from a more productive sales force and in Tupperware Mexico from a larger sales force. The sales growth in these units was partially offset by a decrease in Egypt from curtailed shipments in light of currency controls and new product certification requirements, in the Philippines, due to the exit of the fashion category, and in Turkey. The average impact of higher prices in the emerging market units was 2 percent.
Reported sales in the established market units decreased $6.5 million, or 3 percent. Excluding the impact of changes in foreign currency exchange rates, sales in these units were down 4 percent. Among these units, the most significant local currency decreases were in BeautiControl, due to a less productive sales force, and in Europe, in part, due to the timing of shipments around the Easter holiday. The average price increase in the established market units was 1 percent.
On a year-to-date basis, emerging markets accounted for 65 percent and 67 percent of total Company sales in 2016 and 2015, respectively. Total sales on a reported basis in the emerging markets decreased $66.5 million, including a negative $101.1 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased in these units by 5 percent. Total sales for the established markets decreased $13.8 million, or 4 percent, for the year-to-date period of 2016, compared with the same period of 2015, which included a negative $2.2 million impact from changes in foreign currency exchange rates. The sources of the year-to-date fluctuations largely followed those of the second quarter comparison.
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
Gross Margin
Gross margin as a percentage of sales was 67.4 percent and 67.9 percent in the second quarters of 2016 and 2015, respectively. The decrease of 0.5 percentage points ("pp") primarily reflected an unfavorable mix of products sold and higher manufacturing costs (0.8 pp), as well as a larger impact than last year of inventory in Venezuela being included in cost of goods sold at the stronger, historical exchange rate when it was procured and produced rather than the rate used to translate sales in the quarter (0.4 pp). This was partially offset by lower obsolescence expense (0.5 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.9 percent in 2016, compared with 67.5 percent for the same period of 2015. The factors leading to the 0.4 percentage point increase primarily reflected the benefit of lower resin costs (0.4 pp) and lower obsolescence expense (0.3 pp). This was partially offset by higher manufacturing costs (0.5 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses
DS&A as a percentage of sales was 52.8 percent in the second quarter of 2016, compared with 52.7 percent in 2015, primarily reflecting the translation effect of changes in foreign currency exchange rates, including the high share of dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (0.7 pp). Local currency impacts on a net basis largely offset this. There were lower unallocated corporate and group costs (0.8 pp) and lower marketing costs mainly in Asia Pacific (0.3 pp). This was partially offset by an unfavorable comparison from lower operating costs in the second quarter of 2015, primarily employee benefit costs, in Europe (0.4 pp) and higher 2016 promotional expenses which were largely offset by unusually low costs in India related to independent sales force manager compensation (0.1 pp).
For the year-to-date periods, DS&A as a percentage of sales increased to 53.8 percent from 53.3 percent in 2015, primarily reflecting the translation effect of changes in foreign currency exchange rates (0.8 pp). Excluding this impact, the improvement was primarily related to lower unallocated corporate and group costs (0.6 pp) and lower marketing costs mainly in Asia Pacific (0.3 pp). This was partially offset by an unfavorable comparison from lower operating costs in 2015, primarily in Europe (0.5 pp) and higher promotional costs mainly in Europe (0.1 pp).
Specific segment impacts are discussed in the segment results section.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $1.9 million and $1.5 million in re-engineering charges during the second quarters of 2016 and 2015, respectively and $3.0 million and $4.2 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
For the remainder of 2016, the Company expects to incur approximately $6 million of such costs.
Included in the re-engineering and impairment caption on the Company's consolidated statement of income in the year-to-date period of 2015 was $13.5 million in long-term fixed asset impairments in Venezuela.
Net Interest Expense
Net interest expense was $10.4 million in the second quarter of 2016, compared with $11.5 million in 2015. In the year-to-date periods, net interest expense was $21.8 million in 2016, compared with $24.3 million in 2015. The changes in interest expense in the year-over-year comparisons was primarily due to the timing of recognition of forward points related to the Company's forward currency contracts.
Tax Rate
The effective tax rate was 25.4 percent for both the second quarter and year-to-date periods of 2016, compared with 28.3 percent for the comparable 2015 periods. The 2015 rates were higher due to losses incurred related to the devaluation of the Venezuelan bolivar for which no tax benefit was recognized and the mix of earnings and additional foreign tax credit benefits in 2016. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.

Net Income
Reported net income in the second quarter of 2016 decreased $9.6 million compared with 2015. Compared with 2015, net income was negatively impacted by $7.4 million from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net income decreased 4 percent in the second quarter of 2016, primarily reflecting $9.5 million lower pretax gains from land transactions and lower segment profit in Europe reflecting decreased sales volume and higher operating expenses. This was partially offset by increased segment profit in Asia Pacific from higher sales and lower operating expenses, in South America, primarily from increased sales and improved supply chain costs in Brazil, despite a $1.8 million impact related to bolivar denominated assets in connection with the devaluation of the Venezuelan bolivar, and from lower unallocated corporate costs and interest expense.
Net income for the year-to-date period increased $4.3 million compared with last year, including a negative $16.9 million translation impact from changes in foreign currency exchange rates. The increase in net income was from South America, reflecting higher sales volume and improved supply chain costs in Brazil, as well as lower transaction exchange rate impacts in Venezuela similar in nature to the second quarter, and in Tupperware North America, from higher sales volume in Mexico. These increases were partially offset by lower pretax gains from land transactions pertaining to the land surrounding the Orlando, Florida headquarters.
International operations generated 90 percent of sales in the second quarters of 2016 and 2015 and 91 percent in the year-to-date periods of 2016 and 2015. In the second quarters of 2016 and 2015, international operations as a group, generated 97 percent of the Company's net segment profit. In the year-to-date periods of 2016 and 2015, international operations, as a group generated 100 percent and 99 percent, respectively of net segment profit.
The sale of beauty products generated 17 percent of sales in the second quarter and year-to-date periods of 2016 and 20 percent in the second quarter and year-to-date periods of 2015.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$138.4	$158.3	(13)%		(9)%	$(6.2)	25	27
Segment profit	14.6	26.5	(45)		(41)	(1.6)	15	25

Segment profit as percent of sales	10.5%	16.7%	(6.2)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$292.3	$332.1	(12)%		(7)%	$(19.3)	27	28
Segment profit	39.8	55.4	(28)		(22)	(4.1)	22	29

Segment profit as percent of sales	13.6%	16.7%	(3.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Second quarter reported sales decreased 13 percent compared with the second quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales decreased 9 percent from lower volume. Overall, prices in the segment increased 2 percent.

Emerging markets accounted for $46.6 million and $62.3 million, or 34 and 39 percent, of the reported sales in the segment in the second quarters of 2016 and 2015, respectively. On a local currency basis, the emerging market units' sales decreased by 14 percent, primarily reflecting a significant decrease in Egypt, due to curtailed shipments in response to the imposition of stricter currency controls and product certification requirements, and in Turkey, from a less active sales force due to the external environment and response to the Company's programs. This was partially offset by an increase in Russia from a larger sales force and higher prices, and in Tupperware South Africa due to a larger, more active sales force.
The established market units' reported sales decreased 4 percent. Excluding the impact of foreign currency, these markets decreased 6 percent, reflecting a decrease in volume due to timing of shipments around the Easter holiday and in Austria, reflecting a decrease in volume due to a less active sales force.
Reported segment profit decreased $11.9 million, or 45 percent, in the second quarter of 2016 versus 2015, and excluding the impact of foreign currency, was 41 percent lower. The decrease was primarily due to lower sales in Egypt and Turkey, along with increased spending in France and higher operating costs in Turkey. Also impacting the comparison was lower than normal employee benefit costs in 2015.
On a year-to-date basis, reported sales and segment profit decreased 12 percent and 28 percent, respectively, compared with 2015. Excluding the impact of changes in foreign currency exchange rates, sales in 2016 were down 7 percent compared with 2015, primarily reflecting a significant decrease in Austria from a less active sales force, Egypt, due to curtailed shipments in response to the imposition of stricter currency controls and product certification requirements, France from a smaller sales force, and Turkey, from a less active sales force due to the external environment and response to the Company's programs. This was partially offset by Tupperware South Africa from a larger, more active sales force. Segment profit was down 22 percent on a year-to-date basis. The factors impacting the net income comparisons are largely the same as those impacting the quarterly comparison.
The Russian ruble and South African rand were the main currencies that impacted the year-over-year sales comparison, while the South African rand was the currency that most significantly impacted the profit comparison.
The Company's business in Egypt declined in the fourth quarter of 2015 from curtailed shipments in response to the imposition of stricter currency controls, and more significantly in the first and second quarters of 2016 from a continuation of the currency controls along with product certification requirements. Prior to the fourth quarter of 2015, Egypt had performed well, generating meaningful sales and profit increases and generating cash in Egyptian pounds. Product for this business is sourced primarily from the Company’s manufacturing facilities in Europe, and due to the imposition of the stricter currency controls beginning in 2015, the intercompany amount owed by the Egyptian business for the product and related costs totaled $8.5 million as of June 25, 2016, notwithstanding that the Egyptian subsidiary held $9.0 million worth of Egyptian pounds at that date. In light of the current environment in Egypt, the Company is not able to predict, at this time, when it will resume significant shipments and the level of sales it will generate in 2016.

Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$194.3	$191.5	1%		5%	$(6.9)	34	33
Segment profit	46.7	41.4	13		18	(1.9)	48	40

Segment profit as percent of sales	24.0%	21.6%	2.4	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$365.9	$381.1	(4)%		1%	$(18.9)	34	33
Segment profit	83.6	80.8	3		10	(4.7)	45	42

Segment profit as percent of sales	22.8%	21.2%	1.6	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales increased 1 percent, compared with the second quarter of 2015. Excluding the impact of foreign currency exchange rates, sales increased 5 percent. The sales increase was due to increased volume, while prices, on average, were down 1 percent compared with the prior year from increased discounting.
Emerging markets accounted for $163.5 million and $160.6 million, or 84 percent and 83 percent, respectively, of the reported sales in the segment in the second quarters of 2016 and 2015. Compared with 2015, sales in emerging markets in 2016 were negatively impacted by $7.3 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales in these units increased 7 percent. The most significant increases were in China, primarily related to strong growth in the number of experience studios, along with Indonesia from higher volume in connection with a larger sales force, and in Malaysia/Singapore from increased volume due to a more productive sales force. These were partially offset by a decrease in the Philippines, due to lower volume related to the exit of the fashion category, and in Korea due to lower business to business sales compared with second quarter 2015.
Segment profit increased 13 percent compared with the second quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 18 percent, primarily due to the higher sales. Additionally, a benefit from favorable resin costs and reduced brand building activities in Indonesia and unusually low promotional costs in India contributed to the increase in segment profit.
On a year-to-date basis, reported sales decreased 4 percent compared with the same period of 2015. Excluding the impact of foreign currency exchange rates, sales increased 1 percent. Local currency sales and segment profit variances largely mirrored those of the quarter, and also reflected an improvement in sales and profit comparisons in Indonesia from the first quarter of 2016 to the second quarter of 2016.
The Chinese renminbi and Malaysian ringgit were the main currencies that led to the negative foreign currency impact on the year-over-year sales and profit comparisons.

Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$93.1	$93.8	(1)%		6%	$(6.2)	17	16
Segment profit	19.4	20.2	(4)		6	(1.9)	20	19

Segment profit as percent of sales	20.8%	21.5%	(0.7)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$176.3	$173.3	2%		10%	$(13.0)	16	15
Segment profit	34.0	33.2	2		15	(3.7)	18	18

Segment profit as percent of sales	19.3%	19.2%	0.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the second quarter of 2016 were down 1 percent compared with the second quarter of 2015. Excluding the impact of foreign currency exchange rates, sales increased 6 percent, primarily reflecting higher sales in Mexico with a small contribution from the United States and Canada. Mexico increased sales volume through a larger sales force. Volume in the segment grew 7 percent and the average price increase was less than 1 percent compared with the second quarter 2015.
Reported segment profit decreased 4 percent in the second quarter of 2016. Excluding the impact of foreign currency exchange rates, profit increased by 6 percent, primarily reflecting the higher sales and improved cost structure in Mexico, partially offset by costs in the United States in connection with transitioning the sales force to a revised compensation plan.
Reported sales and segment profit increased 2 percent on a year-to-date basis. Excluding the impact of foreign currency, sales and segment profit increased 10 percent and 15 percent, respectively. The local currency sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$53.4	$65.9	(19)%		(8)%	$(7.8)	9	11
Segment profit	1.4	3.3	(57)		(38)	(1.0)	1	3

Segment profit as percent of sales	2.6%	5.0%	(2.4)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$102.3	$128.8	(21)%		(9)%	$(16.3)	9	11
Segment profit (loss)	(0.3)	3.0	+		+	(1.8)	—	2

Segment profit as percent of sales	(0.3)%	2.3%	(2.6)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	change is greater than 100%
Reported sales for the segment decreased 19 percent in the second quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales decreased 8 percent, reflecting lower sales by BeautiControl from a less productive sales force and in Fuller Mexico from a smaller, less active sales force. The average price increase in this segment was 4 percent.
Reported segment profit decreased by $1.9 million in the second quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $0.9 million, primarily at Fuller Mexico from lower sales volume and higher product costs.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year sales comparisons.
Although Fuller Mexico had a decrease in sales and profit in the first half of 2016, its performance is not expected to be significantly different than under the assumptions used in the step 1 goodwill impairment evaluation performed as of the September 2015 assessment date. If future operating performance continues to be worse than that assumed in the 2015 annual assessment, including changes in projected future revenue, profitability and cash flow; or a significant increase in interest rates or cost of capital, this would have a negative impact on the fair value of the reporting unit, which could result in an impairment to some, or all, of the Fuller Mexico goodwill. As of June 25, 2016, the Company's balance sheet included $81.0 million of goodwill related to Fuller Mexico.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$85.5	$79.4	8%		32%	$(14.7)	15	13
Segment profit	15.6	13.7	14		40	(2.6)	16	13

Segment profit as percent of sales	18.2%	17.3%	0.9	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 25, 2016	Jun 27, 2015					2016	2015
Net sales	$153.6	$155.4	(1)%		28%	$(35.7)	14	13
Segment profit	28.6	16.9	69		+	(6.1)	15	9

Segment profit as percent of sales	18.6%	10.9%	7.7	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	change is greater than 100%
Reported sales for the segment increased 8 percent in the second quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 32 percent. Of the 32 percent increase in local currency sales, approximately one-third of the increase reflected the impact of higher prices in the segment, mainly due to inflation in Argentina and Venezuela.
The most significant increase in local currency sales was in Brazil, the largest unit in South America, from higher volume of products sold. The volume improvement reflected a highly active sales force driven by strong sales force additions. The sales in Argentina and Venezuela increased primarily from higher prices mainly in light of significant inflation.
Reported segment profit increased $1.9 million in the second quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $4.5 million, primarily in Brazil from the higher sales and from lower warehousing and distribution costs compared with second quarter 2015. Partially offsetting the increase in segment profit, was a $1.8 million larger impact than last year of inventory in Venezuela being included in cost of goods sold at the stronger, historical exchange rate when it was procured and produced rather than the rate used to translate sales in the quarter and the transaction impact on net monetary assets from the weakening of the Venezuelan bolivar.
The year-to-date sales comparisons largely mirrored the quarter, except for a larger impact on sales from foreign currency exchange rates in the year-to-date period of 2016. The segment profit variance for the year-to-date period was largely the result of the increase in sales and lower warehousing and distribution expenses and from $7.3 million less of an impact in connection with the Venezuelan items that affected the second quarter comparison, which were $3.8 million and $11.1 million, in 2016 and 2015 respectively.
The Brazilian real had the most significant negative translation impact on the year-over-year sales and profit comparisons.

Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $28.4 million compared with the end of 2015. Excluding the impact of changes in foreign currency exchange rates, working capital increased $29.2 million, primarily reflecting a $15.1 million increase in accounts receivable due to the level and timing of sales around the end of each period, a $63.5 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end and the payout of management incentives, an $11.8 million increase in inventory, related to expectations for future sales by certain units and, in some cases, a lower than expected sell through. These local currency increases were partially offset by a $64.5 million increase in short-term borrowings, net of cash and cash equivalents.
The Company continues to carry debt in connection with the $600 million in senior notes due in 2021.
As of June 25, 2016, the Company had total borrowings of $224.7 million outstanding under its Credit Agreement, including $195.0 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. As of June 25, 2016, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.55 percent under the Credit Agreement.
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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 25, 2016, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At June 25, 2016, the Company had $632.1 million of unused lines of credit, including $374.0 million under the committed, secured Credit Agreement, and $258.1 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs, and its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $79.0 million as of June 25, 2016, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $79.0 million as of June 25, 2016. Of this amount, $77.3 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 40 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. An additional 40 percent of cash was held by foreign subsidiaries in which the Company's current intent is to indefinitely reinvest the cash, as it is needed for working capital and to otherwise fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation. The remaining cash is subject to repatriation tax effects.

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
Operating Activities: Net cash provided by operating activities for the periods ended June 25, 2016 and June 27, 2015 was $31.8 million and $24.1 million, respectively. The favorable comparison primarily reflected a cash inflow versus an outflow in the prior year from the Company's hedging activities, lower cash tax payments, and better management of inventory. The net impact of these items was partially offset by an increase in outflows of cash related to other net working capital items, particularly payables due to the timing of payments at year-end.
Investing Activities: During the year-to-date periods of 2016 and 2015, the Company had $25.3 million and $27.8 million, respectively, of capital expenditures. In both 2016 and 2015, the most significant capital expenditures were related to molds. In 2016 and 2015, capital expenditures included $5.3 million and $5.9 million, respectively, related to manufacturing and supply chain capabilities excluding molds. Partially offsetting the capital spending were proceeds from the sale of long-term assets of $2.3 million and $14.4 million in 2016 and 2015, respectively, primarily reflecting land transactions associated with land near the Company's Orlando, Florida headquarters.
Financing Activities: Dividends paid to shareholders were $69.4 million and $69.7 million in the first half of 2016 and 2015, respectively. Proceeds received from the exercise of stock options were $0.4 million and $4.9 million in the first half of 2016 and 2015, respectively. The Company also increased revolver borrowings through its Credit Agreement by $58.2 million for the funding of investing and financing activities in excess of cash flow generated by operating activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. There were no share repurchases under this program during the first half of 2016 or 2015. Since 2007, the Company had spent $1.29 billion to repurchase 21.3 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company does not currently plan to make open market share repurchases.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first half of 2016 and 2015, 16,602 and 12,300 shares were retained to fund withholding taxes, totaling $0.8 million and $0.9 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). As of June 25, 2016, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.55 percent.
As of June 25, 2016, the Company had total borrowings of $224.7 million outstanding under its Credit Agreement, with $195.0 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.

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
Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many countries, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging a portion of cash flows from those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted for generally up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended June 25, 2016 and June 27, 2015, the cash flow impact of these currency hedges were inflow of $10.0 million and outflow of $5.1 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open forward contracts as of June 25, 2016 were to buy euro worth $74.8 million and to sell $24.6 million in U.S. dollars. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 25, 2016, the Company was in a net payable position of approximately $3.3 million related to its currency hedges under forward contracts, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and non performance have been considered in the determination of fair value for the Company's foreign currency forward exchange contracts. The Company continues to closely monitor its counterparties and will take action, as appropriate and possible, to further manage its counterparty credit risk.

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2016 cost of sales will include approximately $135 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $14 million compared with the prior year. In the second quarter of 2016, the Company estimates there was not a significant impact on its cost of sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2015. For full year 2016, the estimated impact of resin cost changes, on a local currency basis, on the Company's cost of sales of the Tupperware® products it produces and has contract manufactured is a benefit of approximately $3.5 million, as compared with 2015. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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
Forward-Looking Statements
Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Such risks and uncertainties include, among others, the following:

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

•
the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to non-income taxes issues in India and the Philippines;

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, filed on July 29, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
July 29, 2016