Form 10-Q
period 2016-09-24
TUPPERWARE BRANDS CORP
filed 2016-10-25
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 24, 2016
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
As of October 20, 2016, 50,561,384 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income 13 weeks ended September 24, 2016 and September 26, 2015 and 39 weeks ended September 24, 2016 and September 26, 2015	3

	Consolidated Statements of Comprehensive Income 13 weeks ended September 24, 2016 and September 26, 2015 and 39 weeks ended September 24, 2016 and September 26, 2015	4

	Consolidated Balance Sheets September 24, 2016 and December 26, 2015	5

	Consolidated Statements of Cash Flows 39 weeks ended September 24, 2016 and September 26, 2015	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

Signatures		46

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales	$521.8	$521.0	$1,612.2	$1,691.7
Cost of products sold	168.4	172.5	518.3	553.2
Gross margin	353.4	348.5	1,093.9	1,138.5

Delivery, sales and administrative expense	284.2	288.5	871.1	912.0
Re-engineering and impairment charges	2.4	0.3	5.4	18.0
Gains on disposal of assets	24.2	2.0	25.1	13.4
Operating income	91.0	61.7	242.5	221.9

Interest income	0.8	0.5	2.3	1.5
Interest expense	12.8	11.3	36.1	36.6
Other (income) expense	(0.3)	0.3	1.0	8.6
Income before income taxes	79.3	50.6	207.7	178.2

Provision for income taxes	30.5	14.4	63.1	50.5
Net income	$48.8	$36.2	$144.6	$127.7

Earnings per share:
Basic	$0.97	$0.72	$2.86	$2.56
Diluted	0.96	0.72	2.85	2.54

Weighted-average shares outstanding:
Basic	50.5	49.9	50.5	49.8
Diluted	50.8	50.3	50.7	50.3

Dividends declared per common share	$0.68	$0.68	$2.04	$2.04

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$48.8	$36.2	$144.6	$127.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.4)	(65.5)	(20.2)	(110.1)
Deferred gain (loss) on cash flow hedges, net of tax (provision) benefit of ($0.4), ($0.8), $0.6 and ($0.2), respectively	0.8	1.7	(2.9)	(0.5)
Pension and other post-retirement income, net of tax (provision) benefit of ($0.1), ($0.3), $0.2 and ($1.4), respectively	1.2	1.2	0.8	4.2
Other comprehensive loss	(6.4)	(62.6)	(22.3)	(106.4)
Total comprehensive income (loss)	$42.4	$(26.4)	$122.3	$21.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 24, 2016	December 26, 2015
ASSETS
Cash and cash equivalents	$98.5	$79.8
Accounts receivable, less allowances of $36.9 and $32.7, respectively	142.4	142.7
Inventories	275.0	254.6
Non-trade amounts receivable, net	61.4	45.5
Prepaid expenses and other current assets	28.9	27.9
Total current assets	606.2	550.5
Deferred income tax benefits, net	535.8	524.9
Property, plant and equipment, net	256.3	253.6
Long-term receivables, less allowances of $11.9 and $11.2, respectively	13.6	13.2
Trademarks and tradenames, net	73.3	82.7
Goodwill	139.7	146.3
Other assets, net	30.3	27.0
Total assets	$1,655.2	$1,598.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$88.5	$126.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	199.9	162.5
Accrued liabilities	344.6	324.8
Total current liabilities	633.0	614.0
Long-term debt and capital lease obligations	606.9	608.2
Other liabilities	225.6	215.0
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	207.5	205.5
Retained earnings	1,411.6	1,371.2
Treasury stock, 13,047,956 and 13,170,517 shares, respectively, at cost	(885.7)	(894.3)
Accumulated other comprehensive loss	(544.3)	(522.0)
Total shareholders' equity	189.7	161.0
Total liabilities and shareholders' equity	$1,655.2	$1,598.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 24, 2016	September 26, 2015
Operating Activities:
Net income	$144.6	$127.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43.8	46.6
Unrealized foreign exchange loss	0.3	7.2
Equity compensation	13.0	11.8
Amortization of deferred debt costs	0.5	0.7
Net gains on disposal of assets	(24.7)	(13.1)
Provision for bad debts	8.7	9.8
Write-down of inventories	8.2	12.9
Non-cash impact of re-engineering and impairment costs	—	13.5
Net change in deferred income taxes	(16.5)	(25.1)
Excess tax benefits from share-based payment arrangements	(0.3)	(2.5)
Changes in assets and liabilities:
Accounts and notes receivable	(6.7)	(20.8)
Inventories	(23.4)	(34.5)
Non-trade amounts receivable	(7.4)	(0.7)
Prepaid expenses	(6.2)	(6.8)
Other assets	(1.3)	(1.4)
Accounts payable and accrued liabilities	(34.5)	(14.1)
Income taxes payable	(5.4)	(19.7)
Other liabilities	5.3	1.8
Net cash impact from hedging activity	(5.6)	(21.1)
Other	(0.1)	—
Net cash provided by operating activities	92.3	72.2
Investing Activities:
Capital expenditures	(38.2)	(42.4)
Proceeds from disposal of property, plant and equipment	31.8	17.5
Net cash used in investing activities	(6.4)	(24.9)
Financing Activities:
Dividend payments to shareholders	(104.0)	(103.6)
Proceeds from exercise of stock options	0.6	7.6
Repurchase of common stock	(1.1)	(0.9)
Repayment of capital lease obligations	(1.7)	(2.1)
Net change in short-term debt	33.0	82.0
Debt issuance costs	—	(0.7)
Excess tax benefits from share-based payment arrangements	0.3	2.5
Net cash used in financing activities	(72.9)	(15.2)
Effect of exchange rate changes on cash and cash equivalents	5.7	(16.0)
Net change in cash and cash equivalents	18.7	16.1
Cash and cash equivalents at beginning of year	79.8	77.0
Cash and cash equivalents at end of period	$98.5	$93.1

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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the third quarters of 2016 and 2015 were $32.6 million and $32.7 million, respectively, and for the year-to-date periods ended September 24, 2016 and September 26, 2015 were $99.1 million and $103.2 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $89.5 million and $88.2 million for the third quarters of 2016 and 2015, respectively, and $281.2 million and $288.0 million for the year-to-date periods ended September 24, 2016 and September 26, 2015, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(In millions)	September 24, 2016	December 26, 2015
Finished goods	$214.8	$203.2
Work in process	27.4	21.0
Raw materials and supplies	32.8	30.4
Total inventories	$275.0	$254.6

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$48.8	$36.2	$144.6	$127.7
Weighted-average shares of common stock outstanding	50.5	49.9	50.5	49.8
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.3	0.4	0.2	0.5
Weighted-average common and common equivalent shares outstanding	50.8	50.3	50.7	50.3
Basic earnings per share	$0.97	$0.72	$2.86	$2.56
Diluted earnings per share	$0.96	$0.72	$2.85	$2.54
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	0.9	1.1	1.4	0.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive income (loss) before reclassifications	(20.2)	0.2	(0.7)	(20.7)
Amounts reclassified from accumulated other comprehensive loss	—	(3.1)	1.5	(1.6)
Net current-period other comprehensive income (loss)	(20.2)	(2.9)	0.8	(22.3)
Balance at September 24, 2016	$(510.8)	$1.4	$(34.9)	$(544.3)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(110.1)	10.3	2.2	(97.6)
Amounts reclassified from accumulated other comprehensive loss	—	(10.8)	2.0	(8.8)
Net current-period other comprehensive income (loss)	(110.1)	(0.5)	4.2	(106.4)
Balance at September 26, 2015	$(478.4)	$7.3	$(44.0)	$(515.1)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $4.3 million and $14.1 million for the year-to-date periods ended September 24, 2016 and September 26, 2015, respectively. Associated with these items were tax provisions of $1.2 million and $3.3 million, respectively. See Note 11 for further discussion of derivatives.
For the year-to-date periods ended September 24, 2016 and September 26, 2015, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $1.1 million and $1.0 million, respectively, pension settlement costs of $1.5 million and $0.5 million, respectively, and actuarial losses of $1.3 million and $3.2 million, respectively. The tax benefits associated with these items were $0.2 million and $0.7 million, respectively. See Note 13 for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Impairment Costs
The Company recorded $2.4 million and $0.3 million in re-engineering charges during the third quarters of 2016 and 2015, respectively, and $5.4 million and $4.5 million for the year-to-date periods ended September 24, 2016 and September 26, 2015, respectively.
In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The balances included in accrued liabilities related to re-engineering and impairment charges as of September 24, 2016 and December 26, 2015 were as follows:

(In millions)	September 24, 2016	December 26, 2015
Beginning of the year balance	$1.7	$2.4
Provision	5.4	6.8
Non-cash charges	(0.1)	(0.2)
Cash expenditures:
Severance	(4.4)	(5.8)
Other	(1.0)	(1.5)
End of period balance	$1.6	$1.7
The accrual balance as of September 24, 2016, related primarily to severance payments to be made by the end of the 2016.
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
In the third quarters of 2016 and 2015, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balances of $77 million and $28 million associated with the Fuller Mexico and NaturCare Japan reporting units, respectively, to be significant relative to total equity.
These assessments included a step 1 impairment evaluation for the goodwill associated with the Fuller Mexico reporting unit as prescribed under ASC 350, Intangibles - Goodwill and Other. The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach, or discounted cash flow approach, also requires an estimate as to the appropriate discount rate to be used for each entity. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model used a forecast period of 10 years and a terminal value. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples were then applied to the reporting unit to determine fair value.
The significant assumptions for the Fuller Mexico step 1 analysis included annual revenue growth rates ranging from 1 percent to 5 percent with an average growth rate of 4 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 14.8 percent.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 20 percent, was more in the third quarter of 2016 than in the 2015 assessment, primarily due to an increase in the estimated fair market value in connection with improved market pricing metrics and other observable market conditions, as well as a lower carrying value in 2016, reflecting the amortization of the definite-lived Fuller tradename. Though the estimated fair value of the reporting unit exceeded its carrying value in the annual assessment, a smaller sales force size and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates or cost of capital, could have a negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This could result in recording an impairment charge to the goodwill of Fuller Mexico.
Also in the third quarter of 2016, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 130 percent, as of September 2015, the date of the reporting unit's most recent step 1 analysis. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of September 2015.
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
Worldwide sales of beauty and personal care products totaled $87.2 million and $96.7 million in the third quarters of 2016 and 2015, respectively, and $272.1 million and $325.0 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net sales:
Europe	$107.3	$118.9	$399.6	$451.0
Asia Pacific	188.9	191.4	554.8	572.5
Tupperware North America	88.1	84.9	264.4	258.2
Beauty North America	43.2	53.5	145.5	182.3
South America	94.3	72.3	247.9	227.7
Total net sales	$521.8	$521.0	$1,612.2	$1,691.7
Segment profit (loss):
Europe	$(1.8)	$5.4	$38.0	$60.8
Asia Pacific	46.8	43.8	130.4	124.6
Tupperware North America	17.2	15.3	51.2	48.5
Beauty North America	(2.0)	0.2	(2.3)	3.2
South America	23.9	12.9	52.5	29.8
Total segment profit	$84.1	$77.6	$269.8	$266.9
Unallocated expenses	(14.6)	(17.9)	(48.0)	(49.0)
Re-engineering and impairment charges (a)	(2.4)	(0.3)	(5.4)	(18.0)
Gains on disposal of assets	24.2	2.0	25.1	13.4
Interest expense, net	(12.0)	(10.8)	(33.8)	(35.1)
Income before taxes	$79.3	$50.6	$207.7	$178.2

(In millions)	September 24, 2016	December 26, 2015
Identifiable assets:
Europe	$278.1	$276.5
Asia Pacific	305.3	290.2
Tupperware North America	141.6	121.2
Beauty North America	222.7	254.0
South America	126.9	96.9
Corporate	580.6	559.4
Total identifiable assets	$1,655.2	$1,598.2
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10:	Debt
Debt Obligations

(In millions)	September 24, 2016	December 26, 2015
Fixed rate senior notes due 2021	$599.4	$599.3
Five year Revolving Credit Agreement (a)	197.8	155.8
Belgium facility capital lease	9.4	10.6
Other	0.2	5.0
Total debt obligations	$806.8	$770.7
____________________

(a)	$193.3 million and $153.7 million denominated in euros as of September 24, 2016 and December 26, 2015, respectively.

Credit Agreement
As of September 24, 2016, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 1.50 percent under the Credit Agreement.
At September 24, 2016, the Company had $659.3 million of unused lines of credit, including $400.9 million under the committed, secured Credit Agreement, and $258.4 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of September 24, 2016, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $3.4 million and $2.6 million in the third quarters of 2016 and 2015, respectively, and $11.2 million and $9.0 million for the respective year-to-date periods.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net gain of $6.5 million and $9.9 million associated with these hedges in the third quarter and year-to-date periods of 2016, respectively, and a net gain of $27.7 million and $54.1 million associated with such hedges for the respective periods of 2015. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the year-to-date periods ended September 24, 2016 and September 26, 2015 were outflows of $5.6 million and $21.1 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of September 24, 2016 and December 26, 2015, the notional amounts of outstanding forward contracts to purchase currencies were $118.1 million and $141.9 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $118.1 million and $137.4 million, respectively. As of September 24, 2016, the notional values of the largest positions outstanding were to purchase euro $108.4 million and to sell Indonesian rupiah $21.7 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of September 24, 2016 and December 26, 2015. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Sep 24, 2016	Dec 26, 2015	Balance sheet location	Sep 24, 2016	Dec 26, 2015
Foreign exchange contracts	Non-trade amounts receivable	$30.9	$21.5	Accrued liabilities	$28.4	$14.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the third quarters of 2016 and 2015:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2016	2015		2016	2015
Foreign exchange contracts	Other expense	$(11.7)	$(44.3)	Other expense	$11.9	$44.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the third quarters of 2016 and 2015:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$1.4	$8.2	Cost of products sold	$0.3	$5.6	Interest expense	$(1.4)	$(1.0)
Net equity hedging relationships
Foreign exchange contracts	9.3	43.0	Other expense	—	—	Interest expense	(5.4)	(3.5)
Euro denominated debt	0.8	0.1	Other expense	—	—	Interest expense	—	—
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended September 24, 2016 and September 26, 2015:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2016	2015		2016	2015
Foreign exchange contracts	Other expense	$(23.3)	$(84.0)	Other expense	$23.6	$84.3
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended September 24, 2016 and September 26, 2015:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2016	2015		2016	2015		2016	2015
Foreign exchange contracts	$0.9	$13.7	Cost of products sold	$4.3	$14.1	Interest expense	$(4.2)	$(5.6)
Net equity hedging relationships
Foreign exchange contracts	17.7	75.2	Other expense	—	—	Interest expense	(15.1)	(11.5)
Euro denominated debt	(2.2)	9.1	Other expense	—	—	Interest expense	—	—

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 24, 2016 and December 26, 2015. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $651.3 million at September 24, 2016, compared with the carrying value of $599.4 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 24, 2016 and September 26, 2015 were as follows:

	Third Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$2.7	$2.6	$0.1	$0.1	$8.1	$8.1	$0.1	$0.1
Interest cost	1.6	1.8	0.2	0.1	4.8	5.3	0.6	0.5
Expected return on plan assets	(1.3)	(1.4)	—	—	(4.0)	(4.2)	—	—
Settlement/curtailment	0.9	0.1	—	—	1.5	0.5	—	—
Net amortization	0.4	1.0	(0.3)	(0.3)	1.2	3.1	(1.0)	(0.9)
Net periodic benefit cost	$4.3	$4.1	$—	$(0.1)	$11.6	$12.8	$(0.3)	$(0.3)
During the year-to-date periods ending September 24, 2016 and September 26, 2015, approximately $1.7 million and $2.7 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 14:	Income Taxes
The effective tax rates for the third quarter and year-to-date periods of 2016 were 38.4 percent and 30.4 percent compared with 28.5 percent and 28.4 percent, respectively, for the comparable 2015 periods. The 2016 rates were higher primarily due to a gain from the land transactions near the Company's headquarters during the third quarter, which was subject to an effective U.S. federal and state tax rate of 38.5 percent. The 2016 year-to-date effective tax rate is below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As of September 24, 2016 and December 26, 2015, the Company's gross unrecognized tax benefit was $20.7 million and $21.8 million, respectively. The Company estimates that as of September 24, 2016, approximately $19.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.8 million and $6.0 million as of the periods ended September 24, 2016 and December 26, 2015.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company estimates that it may settle one or more foreign audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $1.0 million. For the remaining balance as of September 24, 2016, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes in certain jurisdictions. In the year-to-date periods ended September 24, 2016 and September 26, 2015, 21,189 and 12,847 shares, respectively, were retained to fund withholding taxes, with values totaling $1.1 million and $0.9 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16:	Stock Based Compensation
Stock option activity for 2016 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 26, 2015	2,100,478	$56.92
Expired / Forfeited	(8,673)	61.48
Exercised	(25,292)	23.20
Outstanding at September 24, 2016	2,066,513	$57.32	$18.8
Exercisable at September 24, 2016	1,260,367	$55.43	$14.1
The intrinsic value of options exercised totaled $0.2 million and $4.7 million in the third quarters of 2016 and 2015, respectively, and $0.9 million and $7.3 million in the respective year-to-date periods.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2016 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 26, 2015	550,467	$69.71
Time-vested shares granted	45,752	56.56
Market-vested shares granted	30,019	49.55
Performance shares granted	89,321	49.95
Performance share adjustments	12,934	59.23
Vested	(134,192)	77.80
Forfeited	(22,185)	72.32
September 24, 2016	572,116	$62.05
Compensation expense related to the Company's stock based compensation for the third quarter and year-to-date periods ended September 24, 2016 and September 26, 2015 were as follows:

	Third Quarter		Year-to-Date
(In millions)	2016	2015	2016	2015
Stock options	$0.6	$0.4	$1.9	$1.5
Time, performance and market vested share awards	4.2	3.2	11.1	10.3
As of September 24, 2016, total unrecognized stock based compensation expense related to all stock based awards was $20.9 million, which is expected to be recognized over a weighted average period of 1.7 years.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 17:	Allowance for Long-Term Receivables
As of September 24, 2016, $10.5 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 24, 2016 was as follows:

(In millions)
Balance at December 26, 2015	$11.2
Write-offs	(1.6)
Provision and reclassifications	1.9
Currency translation adjustment	0.4
Balance at September 24, 2016	$11.9

Note 18:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of September 24, 2016 and December 26, 2015 and for the quarter-to-date periods ended September 24, 2016 and September 26, 2015 for Tupperware Brands Corporation (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 Weeks Ended September 24, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$523.1	$(1.3)	$521.8
Other revenue	—	25.2	4.1	(29.3)	—
Cost of products sold	—	4.1	192.8	(28.5)	168.4
Gross margin	—	21.1	334.4	(2.1)	353.4
Delivery, sales and administrative expense	4.1	22.4	259.9	(2.2)	284.2
Re-engineering and impairment charges	—	0.8	1.6	—	2.4
Gains on disposal of assets	—	—	24.2	—	24.2
Operating income (loss)	(4.1)	(2.1)	97.1	0.1	91.0
Interest income	5.2	0.3	7.3	(12.0)	0.8
Interest expense	9.4	13.2	2.2	(12.0)	12.8
Income from equity investments in subsidiaries	54.4	59.3	—	(113.7)	—
Other expense (income)	—	(8.7)	8.4	—	(0.3)
Income before income taxes	46.1	53.0	93.8	(113.6)	79.3
Provision (benefit) for income taxes	(2.7)	8.6	24.6	—	30.5
Net income (loss)	$48.8	$44.4	$69.2	$(113.6)	$48.8
Comprehensive income (loss)	$42.4	$38.8	$56.0	$(94.8)	$42.4

Consolidating Statement of Income

	13 Weeks Ended September 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$522.4	$(1.4)	$521.0
Other revenue	—	28.7	9.0	(37.7)	—
Cost of products sold	—	9.0	200.3	(36.8)	172.5
Gross margin	—	19.7	331.1	(2.3)	348.5
Delivery, sales and administrative expense	3.3	23.1	264.4	(2.3)	288.5
Re-engineering and impairment charges	—	—	0.3	—	0.3
Gains on disposal of assets	—	—	2.0	—	2.0
Operating income (loss)	(3.3)	(3.4)	68.4	—	61.7
Interest income	8.1	5.8	2.1	(15.5)	0.5
Interest expense	11.6	9.3	5.9	(15.5)	11.3
Income from equity investments in subsidiaries	40.5	46.0	—	(86.5)	—
Other expense	—	0.3	—	—	0.3
Income before income taxes	33.7	38.8	64.6	(86.5)	50.6
Provision (benefit) for income taxes	(2.5)	(2.8)	19.7	—	14.4
Net income (loss)	$36.2	$41.6	$44.9	$(86.5)	$36.2
Comprehensive income (loss)	$(26.4)	$(19.6)	$0.8	$18.8	$(26.4)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	39 Weeks Ended September 24, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,615.7	$(3.5)	$1,612.2
Other revenue	—	80.7	19.5	(100.2)	—
Cost of products sold	—	19.5	595.8	(97.0)	518.3
Gross margin	—	61.2	1,039.4	(6.7)	1,093.9
Delivery, sales and administrative expense	10.8	58.6	808.5	(6.8)	871.1
Re-engineering and impairment charges	—	0.8	4.6	—	5.4
Gains on disposal of assets	—	—	25.1	—	25.1
Operating income (loss)	(10.8)	1.8	251.4	0.1	242.5
Interest income	15.4	1.2	19.4	(33.7)	2.3
Interest expense	25.9	37.6	6.3	(33.7)	36.1
Income from equity investments in subsidiaries	158.5	167.4	—	(325.9)	—
Other expense (income)	0.1	(25.0)	25.9	—	1.0
Income before income taxes	137.1	157.8	238.6	(325.8)	207.7
Provision (benefit) for income taxes	(7.5)	3.0	67.6	—	63.1
Net income (loss)	$144.6	$154.8	$171.0	$(325.8)	$144.6
Comprehensive income (loss)	$122.3	$135.1	$134.3	$(269.4)	$122.3

Consolidating Statement of Income

	39 Weeks Ended September 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,694.0	$(2.3)	$1,691.7
Other revenue	—	85.5	23.9	(109.4)	—
Cost of products sold	—	23.9	634.3	(105.0)	553.2
Gross margin	—	61.6	1,083.6	(6.7)	1,138.5
Delivery, sales and administrative expense	10.9	61.8	846.0	(6.7)	912.0
Re-engineering and impairment charges	—	—	18.0	—	18.0
Gains on disposal of assets	—	—	13.4	—	13.4
Operating income (loss)	(10.9)	(0.2)	233.0	—	221.9
Interest income	23.4	18.5	4.5	(44.9)	1.5
Interest expense	36.5	26.4	18.6	(44.9)	36.6
Income from equity investments in subsidiaries	142.7	145.3	—	(288.0)	—
Other expense	—	0.3	8.3	—	8.6
Income before income taxes	118.7	136.9	210.6	(288.0)	178.2
Provision (benefit) for income taxes	(9.0)	(3.5)	63.0	—	50.5
Net income (loss)	$127.7	$140.4	$147.6	$(288.0)	$127.7
Comprehensive income (loss)	$21.3	$30.2	$64.3	$(94.5)	$21.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	September 24, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1.2	$97.3	$—	$98.5
Accounts receivable, net	—	—	142.4	—	142.4
Inventories	—	—	275.0	—	275.0
Non-trade amounts receivable, net	—	50.2	99.7	(88.5)	61.4
Intercompany receivables	20.0	842.1	263.7	(1,125.8)	—
Prepaid expenses and other current assets	1.5	5.9	109.4	(87.9)	28.9
Total current assets	21.5	899.4	987.5	(1,302.2)	606.2
Deferred income tax benefits, net	142.2	219.0	174.6	—	535.8
Property, plant and equipment, net	—	45.4	210.9	—	256.3
Long-term receivables, net	—	0.1	13.5	—	13.6
Trademarks and tradenames, net	—	—	73.3	—	73.3
Goodwill	—	2.9	136.8	—	139.7
Investments in subsidiaries	1,303.4	1,301.1	—	(2,604.5)	—
Intercompany notes receivable	476.2	96.9	723.1	(1,296.2)	—
Other assets, net	1.3	0.5	71.9	(43.4)	30.3
Total assets	$1,944.6	$2,565.3	$2,391.6	$(5,246.3)	$1,655.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$1.9	$86.6	$—	$88.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	95.0	—	104.9	—	199.9
Intercompany payables	766.9	267.3	91.6	(1,125.8)	—
Accrued liabilities	154.7	107.7	258.5	(176.3)	344.6
Total current liabilities	1,016.6	376.9	541.6	(1,302.1)	633.0
Long-term debt and capital lease obligations	599.4	—	7.5	—	606.9
Intercompany notes payable	126.3	872.8	297.1	(1,296.2)	—
Other liabilities	12.6	69.3	187.2	(43.5)	225.6
Shareholders' equity	189.7	1,246.3	1,358.2	(2,604.5)	189.7
Total liabilities and shareholders' equity	$1,944.6	$2,565.3	$2,391.6	$(5,246.3)	$1,655.2

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 Weeks Ended September 24, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(10.5)	$(27.0)	$135.5	$(5.7)	$92.3
Investing Activities:
Capital expenditures	—	(8.5)	(29.7)	—	(38.2)
Proceeds from disposal of property, plant and equipment	—	—	31.8	—	31.8
Net intercompany loans	33.7	(99.6)	(131.2)	197.1	—
Net cash provided by (used in) investing activities	33.7	(108.1)	(129.1)	197.1	(6.4)
Financing Activities:
Dividend payments to shareholders	(104.0)	—	—	—	(104.0)
Dividend payments to parent	—	—	(8.9)	8.9	—
Net proceeds from issuance of senior notes	(0.1)	—	0.1	—	—
Proceeds from exercise of stock options	0.6	—	—	—	0.6
Repurchase of common stock	(1.1)	—	—	—	(1.1)
Repayment of capital lease obligations	—	—	(1.7)	—	(1.7)
Net change in short-term debt	2.5	(1.2)	31.7	—	33.0
Excess tax benefits from share-based payment arrangements	0.3	—	—	—	0.3
Net intercompany borrowings	78.6	137.5	(15.8)	(200.3)	—
Net cash provided by (used in) financing activities	(23.2)	136.3	5.4	(191.4)	(72.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.7	—	5.7
Net change in cash and cash equivalents	—	1.2	17.5	—	18.7
Cash and cash equivalents at beginning of year	—	—	79.8	—	79.8
Cash and cash equivalents at end of period	$—	$1.2	$97.3	$—	$98.5

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
In August 2016, the FASB issued an amendment to existing guidance on presentation and classification of certain cash receipts and cash payments in the Statement of Cash Flows. This guidance is intended to reduce diversity in the classification of transactions related to debt prepayment or debt extinguishment costs, zero-coupon debt instruments settlement, contingent consideration payments made after a business combination, insurance claims settlement and corporate-owned life insurance settlement, distributions from equity method investments and beneficial interests in securitization transactions. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect adoption of this amendment to have an impact on its Consolidated Financial Statements.
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
In March 2016, the FASB issued an amendment to existing guidance regarding employee share-based payments. Under the amendment, all excess tax benefits and tax deficits will be recognized in the income statement. Regardless of the impact on taxes payable, the tax benefits will be recognized in the current period and excess tax benefits will be classified as an element of cash flow operating activities. In addition, the amendment included simplification to existing guidance on forfeitures, intrinsic value and the withholding of shares for participants' personal income taxes. This guidance is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. There will be an impact of adopting this standard on the consolidated financial statements that likely will lead to increased volatility of the Company's tax rate that will be dependent on the timing and intrinsic value of future share-based compensation award exercises.
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
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 24, 2016, compared with the 13 and 39 weeks ended September 26, 2015, and changes in financial condition during the 39 weeks ended September 24, 2016. The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year will include 53 weeks, as compared with 52 weeks for fiscal 2015, and the fourth quarter of 2016 will include 14 weeks.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 24, 2016	Sep 26, 2015
Net sales	$521.8	$521.0	—%		2%	$(9.0)
Gross margin as percent of sales	67.7%	66.9%	0.8	pp	na	na
DS&A as percent of sales	54.5%	55.4%	(0.9)	pp	na	na
Operating income	$91.0	$61.7	48%		51%	$(1.5)
Net income	$48.8	$36.2	35%		39%	$(1.0)
Net income per diluted share	$0.96	$0.72	33%		37%	$(0.02)

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 24, 2016	Sep 26, 2015
Net sales	$1,612.2	$1,691.7	(5)%		2%	$(112.2)
Gross margin as percent of sales	67.9%	67.3%	0.6	pp	na	na
DS&A as percent of sales	54.0%	53.9%	0.1	pp	na	na
Operating income	$242.5	$221.9	9%		23%	$(24.0)
Net income	$144.6	$127.7	13%		32%	$(17.9)
Net income per diluted share	$2.85	$2.54	12%		31%	$(0.36)
_________________________

na	not applicable
pp	percentage points
Reported sales were even compared with the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies had a 5 percent increase in local currency sales, primarily in the Tupperware North America and South America segments. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 5 percent compared with 2015.
Operating and net income increased 48 percent and 35 percent, respectively, in the third quarter. Excluding the translation impact of changes in foreign currency exchange rates, operating and net income increased 51 percent and 39 percent, respectively, primarily reflecting $22.2 million higher pretax gains from land transactions and increased segment profit in Asia Pacific, Tupperware North America and South America, including $1.7 million lower impact related to bolivar denominated assets in connection with the devaluation of the Venezuelan bolivar, and from lower unallocated corporate costs. These were partially offset by lower segment profit in Beauty North America and Europe.
Reported sales for the year-to-date period decreased 5 percent. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The Company's emerging markets increased 5 percent in local currency sales, while local currency sales in the established markets decreased 4 percent. Net income for the year to date period primarily reflects $11.7 million more in pretax income from land transactions and increased segment profit in Asia Pacific, Tupperware North America and South America. This was partially offset by lower segment profit in Beauty North America and Europe. Also impacting the comparison, was a $13.5 million impairment of long-term fixed assets in Venezuela during the first quarter 2015. The impact related to bolivar denominated assets in connection with the devaluation of the Venezuelan bolivar in the year-to-date periods of 2016 and 2015 was $4.2 million and $13.1 million, respectively.
Net cash provided by operating activities for the periods ending September 24, 2016 and September 26, 2015 was $92.3 million and $72.2 million, respectively. The favorable comparison primarily reflected a lower cash outflow than in 2015 from the Company's hedging activities, lower cash tax payments, and better management of inventory. The net impact of these items was partially offset by an increase in outflows of cash related to other net working capital items, particularly payables due to the timing of payments at year-end.

Net Sales
Reported sales were even in the third quarter. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The average impact of higher prices was 3 percent.
The Company's emerging market units accounted for 71 percent and 70 percent of the Company's reported sales in the third quarters of 2016 and 2015, respectively. Reported sales in these units increased $6.2 million, or 2 percent, which included a negative $11.5 million impact from weaker foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, the sales of these units increased 5 percent most significantly in Argentina, related to inflationary driven pricing, along with some increased volume, in Brazil, due to a larger, more active sales force, in China, from growth in the number of experience studios (physical selling locations) and higher productivity including from digital marketing initiatives, in Tupperware Mexico and Tupperware South Africa from larger sales forces. The sales growth in these units was partially offset by a decrease in Egypt from curtailed shipments in light of currency controls, in Fuller Mexico from a smaller sales force, and in Indonesia and Turkey from smaller, less active sales forces. The average impact of higher prices in the emerging market units was 4 percent.
Reported sales in the established market units decreased $5.4 million, or 3 percent. Excluding the impact of changes in foreign currency exchange rates, sales in these units were down 5 percent. Among these units, the most significant local currency decreases were in Austria from a less active and productive sales force, in Australia/New Zealand from a less active sales force, in BeautiControl, due to a less productive sales force, and in Scandinavia from a less active and productive sales force. The average price increase in the established market units was 1 percent.
On a year-to-date basis, emerging markets accounted for 67 percent and 68 percent of total Company sales in 2016 and 2015, respectively. Total sales on a reported basis in the emerging markets decreased $60.3 million, including a negative $112.6 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased in these units by 5 percent. Total sales for the established markets decreased $19.2 million, or 4 percent, for the year-to-date period of 2016, compared with the same period of 2015, which included a negative $0.4 million impact from changes in foreign currency exchange rates. The sources of the year-to-date fluctuations largely followed those of the third quarter comparison except for a larger impact on the comparison from the sales decrease in France for the year-to-date period.
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
Gross Margin
Gross margin as a percentage of sales was 67.7 percent and 66.9 percent in the third quarters of 2016 and 2015, respectively. The increase of 0.8 percentage points ("pp") primarily reflected a favorable mix of products sold (0.4 pp) and lower manufacturing costs (0.2 pp), as well as less of an impact than last year of inventory in Venezuela being included in cost of goods sold at the stronger, historical exchange rate when it was procured and produced rather than the rate used to translate sales in the quarter (0.1 pp). This was partially offset by higher resin costs (0.1 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.9 percent in 2016, compared with 67.3 percent for the same period of 2015. The factors leading to the 0.6 percentage point increase primarily reflected the benefit of mix of products sold (0.4), lower resin costs (0.2 pp) and lower obsolescence expense (0.2 pp). This was partially offset by the mix impact from relatively higher sales in certain units with lower than average gross margins (0.4 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses
DS&A as a percentage of sales was 54.5 percent in the third quarter of 2016, compared with 55.4 percent in 2015. The comparison reflected lower unallocated corporate and group costs (0.6 pp), lower promotional costs primarily in Asia Pacific (0.3 pp), and lower marketing costs, mainly in Tupperware North America (0.2 pp), partially offset by a negative impact from the translation effect of changes in foreign currency exchange rates, including the high share of dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (0.1 pp).
For the year-to-date periods, DS&A as a percentage of sales increased to 54.0 percent from 53.9 percent in 2015, primarily reflecting the unfavorable translation effect of changes in foreign currency exchange rates (0.6 pp). Excluding this impact, the improvement was primarily related to lower unallocated corporate and group costs (0.6 pp) and lower marketing costs mainly in Asia Pacific (0.2 pp). This was partially offset by an unfavorable comparison from lower operating costs in 2015, primarily in Europe (0.3 pp).
Specific segment impacts are discussed in the segment results section.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $2.4 million and $0.3 million in re-engineering charges during the third quarters of 2016 and 2015, respectively, and $5.4 million and $4.5 million for the respective year-to-date periods. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
For the remainder of 2016, the Company expects to incur approximately $4 million of such costs.
Included in the re-engineering and impairment caption on the Company's consolidated statement of income in the year-to-date period of 2015 was $13.5 million in long-term fixed asset impairments in Venezuela.
Goodwill and Indefinite-lived Intangible Assets
In the third quarters of 2016, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balances of $77.0 million and $28.0 million associated with the Fuller Mexico and NaturCare Japan reporting units, respectively, to be significant relative to total equity.

These assessments included a step 1 analysis related to Fuller Mexico, for which the significant assumptions included annual revenue increases ranging from 1 percent to 5 percent with an average growth rate of 4 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 14.8 percent. The amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 20 percent, was more in the third quarter of 2016 than in the 2015 assessment, primarily due to an increase in the estimated fair market value in connection with improved market pricing metrics and other observable market conditions, as well as a lower carrying value in 2016, reflecting the amortization of the definite-lived Fuller tradename. Local currency sales in Fuller Mexico and operating profit have been declining since 2011 at which time the fair value of Fuller Mexico exceeded the carrying value by 77 percent. Since 2011, local currency sales declined 9 percent in 2012, 7 percent in 2013, 3 percent in 2014 and 2 percent in 2015. Local currency sales have declined 7 percent in the 2016 year-to-date period. Over this same time period, operating profit as a percentage of sales declined from the mid teens in 2012 to a low-double digit in 2016. This operating performance, over time, has led to a lower estimated fair value. This lower estimated fair value has been partially offset by lower discount rates and a lower entity carrying value from amortization of the definite-lived Fuller tradename asset, as well as a net asset position that has otherwise, over time, been reduced in light of the smaller scope of the business. Fuller Mexico continues to carry a total sales force size and field manager deficit as of the end of September, despite new programs aimed at higher rates of sales force additions and retention, though productivity is higher. Certain programs in place are aimed at creating a pipeline to identify strong candidates within the sales force who can be trained and motivated for promotion to field manager, a critical component of growth going forward. Despite these factors, the fair value exceeded the carrying value as of the end of the third quarter of 2016. Though the estimated fair value of the reporting unit exceeded its carrying value in the annual assessment, a smaller sales force size and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates or cost of capital, could have a negative effect on the fair value of the reporting unit and therefore reduce the fair value below the carrying value. This could result in recording an impairment to the goodwill of Fuller Mexico, including prior to the 2017 annual assessment.
Also in the third quarter of 2016, the Company performed a qualitative assessment for the goodwill associated with the NaturCare reporting unit and concluded it was more likely than not that the fair value of the reporting unit was greater than its carrying amount. The estimated fair value of the NaturCare reporting unit exceeded the carrying value by 130 percent, as of September 2015, the date of the reporting unit's most recent step 1 analysis. Based on the Company's evaluation of the assumptions and sensitivities associated with the step 1 analysis for NaturCare, the Company concluded that the fair value substantially exceeded its carrying value as of September 2015.
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
Gains on Disposal of Assets
In 2014 and 2015, the Company entered into two joint ventures with a real estate development partner to develop land near the Company's Orlando headquarters. During the third quarter of 2016, the Company recorded gains of $24.2 million in connection with the sale of the joint ventures. Total cash proceeds from the sale were $30.0 million, including $0.9 million related to the operation of the joint ventures during development. The income from the joint venture operations was recorded in other income on the Company's consolidated statement of income. The joint ventures had been recorded under short-term other assets using the equity method.

Net Interest Expense
Net interest expense was $12.0 million in the third quarter of 2016, compared with $10.8 million in 2015. In the year-to-date periods, net interest expense was $33.8 million in 2016, compared with $35.1 million in 2015. The changes in net interest expense in the year-over-year comparisons was primarily due to the timing of recognition of forward points related to the Company's forward currency contracts.
Tax Rate
The effective tax rates for the third quarter and year-to-date periods of 2016 were 38.4 percent and 30.4 percent compared with 28.5 percent and 28.4 percent, respectively, for the comparable 2015 periods. The 2016 rates were higher primarily due to a gain from the land transactions near the Company's headquarters during the third quarter, which was subject to an effective U.S. federal and state tax rate of 38.5 percent. The 2016 year-to-date effective tax rate is below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Reported net income in the third quarter of 2016 increased $12.6 million compared with 2015. Compared with 2015, net income was negatively impacted by $1.0 million from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, net income increased 39 percent in the third quarter of 2016, primarily reflecting $22.2 million higher pretax gains from land transactions and increased segment profit in Asia Pacific, in Tupperware North America, in South America, and from lower unallocated corporate costs. This was partially offset by lower segment profit in Beauty North America and Europe.
Net income for the year-to-date period increased $16.9 million compared with last year, including a negative $17.9 million translation impact from changes in foreign currency exchange rates. The increase in net income in local currency primarily reflects $11.7 million from higher pretax gains from land surrounding the Orlando, Florida headquarters and increased segment profit in Asia Pacific from improved gross margins, and in Tupperware North and South America from higher sales volume.
International operations generated 91 percent of sales and 100 percent of the Company's net segment profit in the third quarters and the year to date periods of 2016 and 2015.
The sale of beauty products generated 17 percent of sales in the third quarter and year-to-date periods of 2016 and 19 percent in the third quarter and year-to-date periods of 2015.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$107.3	$118.9	(10)%		(7)%	$(3.1)	21	23
Segment profit (loss)	(1.8)	5.4	nm		nm	(0.7)	(2)	7

Segment profit (loss) as percent of sales	(1.7)%	4.5%	(6.2)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$399.6	$451.0	(11)%		(7)%	$(22.4)	25	27
Segment profit	38.0	60.8	(37)		(32)	(4.8)	14	23

Segment profit as percent of sales	9.5%	13.5%	(4.0)	pp	na	na	na	na
_________________________

nm	not meaningful
na	not applicable
pp	percentage points
Reported sales decreased 10 percent compared with the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent mainly from lower volume. Overall, prices in the segment increased 2 percent.
Emerging markets accounted for $43.6 million and $49.9 million, or 41 and 42 percent, of the reported sales in the segment in the third quarters of 2016 and 2015, respectively. On a local currency basis, the emerging market units' sales decreased by 7 percent, primarily reflecting a significant decrease in Egypt, due to curtailed shipments in response to the imposition of stricter currency controls, and in Turkey, from a smaller, less active sales force due to the external environment and response to the Company's programs. This was partially offset by an increase in Tupperware South Africa due to a larger sales force.
The established market units' reported sales decreased 8 percent. Excluding the impact of foreign currency, these markets decreased 7 percent, reflecting a decrease in volume, primarily due to less active and productive sales forces in Austria and Scandinavia.
Reported segment profit decreased $7.2 million, in the third quarter of 2016 versus 2015, and excluding the impact of foreign currency, decreased $6.5 million. The decrease was primarily due to lower sales in Austria, Egypt, and Scandinavia along with increased promotional spending in France.
On a year-to-date basis, reported sales and segment profit decreased 11 percent and 37 percent, respectively, compared with 2015. Excluding the impact of changes in foreign currency exchange rates, sales in 2016 were down 7 percent compared with 2015. The variances largely mirror the quarter with the exception of a larger negative impact in the year-to-date comparison in France than in the third quarter and less of an impact from Scandinavia in the year-to-date period. Excluding the impact of changes in foreign currency exchange rates, segment profit was down 32 percent on a year-to-date basis. The factors impacting the segment profit comparisons are largely the same as those impacting the quarterly comparison along with more impact on the comparison from lower profit in France and Turkey, mainly from lower sales, as well as lower group administrative costs.

The Russian ruble, South African rand, and the Turkish lire were the main currencies that impacted the year-over-year sales comparison, while the South African rand was the currency that most significantly impacted the profit comparison.
The Company's business in Egypt declined in the fourth quarter of 2015 and more significantly in the first through third quarters of 2016, from curtailed shipments related to currency controls. Prior to the fourth quarter of 2015, Egypt had performed well, generating meaningful sales and profit increases and generating cash in Egyptian pounds. Product for this business is sourced primarily from the Company’s manufacturing facilities in Europe, and due to the imposition of the stricter currency controls beginning in 2015, the intercompany amount owed by the Egyptian business for the product and related costs totaled $8.0 million as of September 24, 2016, notwithstanding that the Egyptian subsidiary held $9.3 million worth of Egyptian pounds at that date. In light of the currency restrictions, the Company does not expect its operations in Egypt to improve significantly.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$188.9	$191.4	(1)%		(4)%	$4.5	36	37
Segment profit	46.8	43.8	7		5	0.5	56	56

Segment profit as percent of sales	24.8%	22.9%	1.9	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$554.8	$572.5	(3)%		(1)%	$(14.4)	35	34
Segment profit	130.4	124.6	5		8	(4.2)	49	47

Segment profit as percent of sales	23.5%	21.8%	1.7	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 1 percent compared with the third quarter of 2015. Excluding the impact of foreign currency exchange rates, sales decreased 4 percent. The sales decrease was due to lower volume, partially offset by an average price increase of 1 percent.
Emerging markets accounted for $160.3 million and $163.0 million, or 85 percent of the reported sales in the segment in the third quarters of 2016 and 2015. Compared with 2015, sales in emerging markets in 2016 were positively impacted by $1.6 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales in these units decreased 3 percent. The most significant decreases were in Indonesia from a smaller, less active sales force, in Korea, largely due to lower business-to-business sales compared with the third quarter of 2015 and in the Philippines, due to lower volume related to the exit of the fashion category. These were partially offset by China, primarily related to growth in the number of experience studios and better productivity, including from digital marketing initiatives.
The established market units' reported sales were even compared with third quarter 2015. Excluding the impact of foreign currency, these markets decreased 9 percent, reflecting a decrease in volume, primarily due to a less active sales force in Tupperware Australia/New Zealand.

Segment profit increased 7 percent compared with the third quarter of 2015. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 5 percent, primarily due to the higher sales in China, a benefit from favorable resin costs, and reduced promotional expense.
On a year-to-date basis, reported sales decreased 3 percent compared with the same period of 2015. Excluding the impact of foreign currency exchange rates, sales decreased 1 percent. The decrease in local currency sales is primarily related to smaller sales forces in India and Indonesia, in Korea due to lower business to business sales compared with 2015, and the Philippines due to lower volume related to the exit of the fashion category. This was partially offset by an increase in experience studios in China along with better productivity and from a larger sales force in Malaysia and Singapore. On a year-to-date basis, the increase in segment profit was related to the higher sales volume in China and in Malaysia and Singapore. This was partially offset by Indonesia from lower sales volume and in the Philippines related to lower sales volume and higher operating expenses.
In terms of foreign currencies, the change in the value of the Chinese renminbi versus the U.S. dollar had the most significant impact on the year-over-year sales and profit comparisons in the third quarter and year-to-date periods, although the Malaysian ringgit also had a meaningful impact on the year-to-date sales and profit comparisons.

Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$88.1	$84.9	4%		9%	$(4.3)	17	16
Segment profit	17.2	15.3	13		24	(1.4)	20	20

Segment profit as percent of sales	19.5%	18.0%	1.5	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$264.4	$258.2	2%		10%	$(17.3)	16	15
Segment profit	51.2	48.5	6		18	(5.1)	19	18

Segment profit as percent of sales	19.4%	18.8%	0.6	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the third quarter of 2016 increased 4 percent compared with the third quarter of 2015. Excluding the impact of foreign currency exchange rates, sales increased 9 percent. Mexico increased sales volume through a larger sales force and the United States and Canada increased sales through a more active and productive sales force. Volume in the segment grew 7 percent and the average price increase was 2 percent compared with the third quarter of 2015.
Reported segment profit increased 13 percent in the third quarter of 2016. Excluding the impact of foreign currency exchange rates, profit increased by 24 percent, reflecting higher sales and lower operating expenses.
Reported sales and segment profit increased 2 percent and 6 percent, respectively, on a year-to-date basis. Excluding the impact of foreign currency, sales and segment profit increased 10 percent and 18 percent, respectively. The local currency sales and segment profit largely mirror the quarter, although profitability in Mexico improved more significantly on a year-to-date basis than in the third quarter.

The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$43.2	$53.5	(19)%		(11)%	$(4.8)	8	10
Segment profit (loss)	(2.0)	0.2	nm		nm	(0.5)	(2)	—

Segment profit (loss) as percent of sales	(4.6)%	0.4%	(5.0)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$145.5	$182.3	(20)%		(10)%	$(21.1)	9	11
Segment profit (loss)	(2.3)	3.2	nm		nm	(2.3)	(1)	1

Segment profit (loss) as percent of sales	(1.6)%	1.8%	(3.4)	pp	na	na	na	na
_________________________

nm	not meaningful
na	not applicable
pp	percentage points
Reported sales for the segment decreased 19 percent in the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales decreased 11 percent, reflecting lower sales by BeautiControl from a less productive sales force and by Fuller Mexico from a smaller sales force. The average price increase in this segment was 3 percent.
Reported segment profit decreased by $2.2 million in the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $1.7 million, primarily at BeautiControl from lower sales and in Fuller Mexico from lower sales and higher product costs.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year sales comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$94.3	$72.3	30%		33%	$(1.3)	18	14
Segment profit	23.9	12.9	86		74	0.9	28	17

Segment profit as percent of sales	25.3%	17.8%	7.5	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 24, 2016	Sep 26, 2015					2016	2015
Net sales	$247.9	$227.7	9%		30%	$(37.0)	15	13
Segment profit	52.5	29.8	76		+	(5.2)	19	11

Segment profit as percent of sales	21.2%	13.1%	8.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
+	change is greater than 100%
Reported sales for the segment increased 30 percent in the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 33 percent. Of the 33 percent increase in local currency sales, approximately one third of the increase reflected the impact of higher prices in the segment, mainly due to inflation in Argentina and Venezuela.
The most significant increase in local currency sales was in Brazil, the largest unit in South America, from higher volume of products sold. The volume improvement reflected a highly active sales force driven by strong sales force additions. The sales in Argentina and Venezuela increased primarily from higher prices mainly in light of significant inflation, though about one-fourth of the increase in Argentina was related to volume.
Reported segment profit increased $11.0 million in the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $10.1 million, primarily in Brazil from the higher sales and lower product costs and in Venezuela from $1.7 million less of an impact than last year of inventory being included in cost of goods sold at the stronger, historical exchange rate when it was procured and produced rather than the rate used to translate sales in the quarter and the transaction impact on net monetary assets from the weakening of the Venezuelan bolivar.
The year-to-date sales comparisons largely mirrored the quarter. The segment profit variance for the year-to-date period was largely the result of the increase in sales and lower warehousing expenses in Brazil and from $8.9 million less of an impact in connection with the Venezuelan items, which were $4.2 million and $13.1 million, in 2016 and 2015, respectively.
The Argentine peso and the Brazilian real had the most significant translation impacts on the year-over-year sales comparisons, while the Brazilian real was the currency that most significantly impacted the profit comparison.

Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $36.7 million compared with the end of 2015. Excluding the impact of changes in foreign currency exchange rates, working capital increased $18.0 million, primarily reflecting a $35.4 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end and the payout of management incentives, and a $17.4 million increase in inventory, related to expectations for future sales being higher in the fourth quarter than the first quarter of each year. These local currency increases were partially offset by a $37.3 million increase in short-term borrowings, net of cash and cash equivalents.
The Company continues to carry debt in connection with the $600 million in senior notes due in 2021.
As of September 24, 2016, the Company had total borrowings of $197.8 million outstanding under its Credit Agreement, including $193.3 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company's euro LIBOR base rate was below zero throughout the first nine months of 2016 and currently, under the Credit Agreement the base rate cannot be below zero. As of September 24, 2016, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.50 percent under the Credit Agreement.
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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 24, 2016, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At September 24, 2016, the Company had $659.3 million of unused lines of credit, including $400.9 million under the committed, secured Credit Agreement, and $258.4 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million.
See Note 10 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs, and its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $98.5 million as of September 24, 2016, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $98.5 million as of September 24, 2016. Of this amount, $95.8 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 30 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. An additional 40 percent of cash was held by foreign subsidiaries in which the Company's current intent is to indefinitely reinvest the cash, as it is needed for working capital and to otherwise fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation. The remaining cash is subject to repatriation tax effects.
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
Operating Activities: Net cash provided by operating activities for the periods ended September 24, 2016 and September 26, 2015 was $92.3 million and $72.2 million, respectively. The favorable comparison primarily reflected a lower cash outflow than in 2015 from the Company's hedging activities, lower cash tax payments, and better management of inventory. The net impact of these items was partially offset by an increase in outflows of cash related to other net working capital items, particularly payables due to the timing of payments at year-end.
Investing Activities: During the year-to-date periods of 2016 and 2015, the Company had $38.2 million and $42.4 million, respectively, of capital expenditures. In both 2016 and 2015, the most significant capital expenditures were related to molds. In 2016 and 2015, capital expenditures included $9.0 million and $8.8 million, respectively, related to manufacturing and supply chain capabilities excluding molds. Partially offsetting the capital spending were proceeds from the sale of long-term assets of $31.8 million and $17.5 million in 2016 and 2015, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters.
Financing Activities: Dividends paid to shareholders were $104.0 million and $103.6 million in the first nine months 2016 and 2015, respectively. Proceeds received from the exercise of stock options were $0.6 million and $7.6 million in the year-to-date periods of 2016 and 2015, respectively. The Company also increased revolver borrowings through its Credit Agreement by $33.0 million for the funding of investing and financing activities in excess of cash flow generated by operating activities and in light of a higher cash balance in September 2016 than at the end of 2015.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2017 and allows up to $2.0 billion to be spent. There were no share repurchases under this program during the first nine months of 2016 or 2015. Since 2007, the Company had spent $1.29 billion to repurchase 21.3 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company does not currently plan to make open market share repurchases.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2016 and 2015, 21,189 and 12,847 shares were retained to fund withholding taxes, totaling $1.1 million and $0.9 million, respectively.
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

Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). Although the Company’s euro LIBOR base rate was below zero throughout the first nine months of 2016 and currently, under the Credit Agreement, the base rate cannot be below zero. As of September 24, 2016, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.50 percent.
As of September 24, 2016, the Company had total borrowings of $197.8 million outstanding under its Credit Agreement, with $193.3 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended September 24, 2016 and September 26, 2015, the cash flow impact of these currency hedges were outflows of $5.6 million and $21.1 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open forward contracts as of September 24, 2016 were to buy euro worth $108.4 million and to sell $21.7 million in Indonesian rupiah. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 24, 2016, the Company was in a net receivable position of approximately $2.5 million related to its currency hedges under forward contracts, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.

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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2016 cost of sales will include approximately $134 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is typically strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $13 million compared with the prior year. In the third quarter of 2016, the Company estimates there was a $0.7 million negative impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2015. For full year 2016, the estimated impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured is a benefit of approximately $1.5 million, as compared with 2015. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended September 24, 2016, filed on October 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
October 25, 2016