Form 10-K
period 2016-12-31
TUPPERWARE BRANDS CORP
filed 2017-02-28
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the voting and non-voting common equity held by non-affiliates on the New York Stock Exchange-Composite Transaction Listing on June 24, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,754,251,297. For the purposes of making this calculation only, the registrant included all of its directors, executive officers and beneficial owners of more than ten percent of its common stock.
As of February 23, 2017, 50,668,450 shares of the common stock, $0.01 par value, of the registrant were outstanding.
Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 24, 2017 are incorporated by reference into Part III of this Report.

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
(b) New York Stock Exchange-Required Disclosures
General. The address of the Registrant's principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant's directors are Catherine A. Bertini, Susan M. Cameron, Kriss Cloninger III, Meg Crofton, E.V. Goings, Angel R. Martinez, Antonio Monteiro de Castro, Robert J. Murray, David R. Parker, Richard T. Riley, Joyce M. Roché and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Mr. Monteiro de Castro (Chair), Mses. Bertini and Szostak and Messrs. Murray and Riley. The members of the Compensation and Management Development Committee of the Board of Directors are Mr. Parker (Chair), Mses. Cameron, Crofton and Roché and Messrs. Cloninger and Martinez. The members of the Nominating and Governance Committee of the Board of Directors are Mr. Cloninger (Chair), Ms. Roché and Messrs. Monteiro de Castro, Murray and Parker. The members of the Succession Sub-Committee are Mr. Cloninger (Chair), Mses. Roché and Szostak and Messrs. Murray and Parker. The members of the Executive Committee of the Board of Directors are Mr. Goings (Chair) and Messrs. Cloninger, Monteiro de Castro, Murray and Parker. The Chairman and Chief Executive Officer is Mr. Goings and the Presiding Director is Mr. Cloninger. The Registrant's executive officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant's transfer agent and registrar is Wells Fargo Bank, N.A., c/o Wells Fargo Shareowner Services, 1110 Centre Pointe Curve, Suite 101, MAC N9173-010, Mendota Heights, MN 55120. The number of the Registrant's shareholders is set forth below in Part II, Item 5 of this Report. The Registrant is satisfying its annual distribution requirement to shareholders under the New York Stock Exchange (“NYSE”) rules by the distribution of its Annual Report on Form 10-K as filed with the United States Securities and Exchange Commission (“SEC”) in lieu of a separate annual report.
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

I. PRINCIPAL PRODUCTS
Tupperware. The core of the Tupperware product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home. Tupperware also has established lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items and an array of products for on-the-go consumers. The Company has continued to refresh its traditional kitchen and home products with updated designs and incremental technological enhancements while evolving towards more lifestyle-oriented products. These new lifestyle solutions are based on consumer insights from the Company's market and product leaders around the globe. In 2016, key launches to contemporize the Tupperware product offering included the MicroPro* Grill, which enables microwave grilling, Micro Millenial* 3 in 1 Multi-functional Cooker and Steamer for the microwave and Micro Deli Dip* Chocolate Fondue Maker for the microwave. The successful Chef Series II Cookware and Chef Series Pure Knives Series were extended to include new items. Other key launches included Mini VentSmart*, Jumbo Salad On the Go and Click to Go with divider and tall base Containers and Thermal Food Jar. The successful Fusion Master* System was expanded to include new Ice Shaver & Ricer Accessories and the Tupperware Click Series* range was also extended to include additional tools. A new generation of the Citrus Infuser Water Bottle was introduced, while the Eco Bottle range was expanded to include additional size and shape options.
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
Beauty. In Beauty, the Company manufactures and distributes skin and hair care products, cosmetics, bath and body care, toiletries, fragrances, jewelry and nutritional products. There were a number of key product launches by brand in 2016:
BeautiControl expanded the Nutri-Rich* line by introducing Facial Cleansing Oil, Facial Treatment Oil and Hair Care Products. The holiday collection was expanded to include the Holiday Sweet Treasures line, Glitter Liquid Eye Color and Nude Eyeshadow Palette. The Vivid Color Lip Gloss and Liquid Lip Color were added in the color cosmetics category.
Fuller Cosmetics redesigned its popular brands Del Baul de la Abuela*, Natural Forte* and Fuller Royal Jelly* with the focus to strengthen its skin care and hair care categories. Armand Dupree Age Sublime* line, an anti-aging solution, was launched in 2016. Fuller Cosmetics expanded its fragrance lines by introducing Fuller Legado* fragrance for Father’s Day, Toma 1* for him, Fuller Diafane* for Mother's Day, Rouge No.2* Masterbrand and Espinoza Paz Platino, under license, featuring the popular Mexican pop star. Other key fragrance launches included CF Colorfun Kiss* for her, Young Men Cool* and Young Men Junior*.
Tupperware Brands Brazil expanded the Nutrimetics* brand by adding Nutrimetics Rio and Blanc to its fragrance line and by launching a new range of Lip Color and Mascara products under the NC Express* Line.
Tupperware Brands Philippines continues to focus on its top two women’s fragrances: Ivana* and A Little Romance*. A Body Mist form and other new launches within the fragrance category fueled the sales growth in 2016.
Nutrimetics Australia’s Ultra Care+ Platinum Skin Care range added Ultra Care+ Platinum Multi-Active Cleanser and Masque and Ultra Care+ Platinum Skin Regeneration Toning Essence. The skin care category was expanded by adding the White-Age* skin care range specially formulated for skin brightening and to help even skin tone. Nutrimetics Professional* Colour Illusion Eyeshadow, Artist Intense* Lipstick and Professional Smokey Eyeshadow Palette were introduced under the Nutrimetics Professional* Colour Range. A new skin care line for men, Nutrimetics MAN* was launched in 2016.

Avroy Shlain launched a Pore Purifying Serum, which features more advanced ingredients, for oily skin in its daily skin care range. In the technologically advanced skin care range, Cell Revitalization Therapy (CRT*), they introduced CRT* Pigmentation Serum. Their fragrance category’s key launches included Coppelia Man* Intense and Avroy Shlain Maximus* for men and Coppelia* Intense and Bahati* for ladies fragrances, and the introduction of the Destination Collection London fragrance. High Shine Lipsticks, Waterproof Mascara and Waterproof Liquid Eyeliner were introduced to the Coppelia Colour* range. Other key launches included Avroy Pure Sport* roll on and spray in personal care category and Milk and Honey variant in Avroy Pure* skin care category.
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
Tupperware Brands' products are sold around the world under seven brands: Tupperware, Avroy Shlain, Beauticontrol, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines its established market economy units as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand and the United States. All other units are classified as operating in emerging market economies. Businesses operating in emerging markets accounted for 66 percent of 2016 sales, while businesses operating in established markets accounted for the other 34 percent. For the past five fiscal years, 90 to 92 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
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
In addition to the introduction of new products and development of new geographic markets, a key element of the Company's strategy is expanding its business by increasing the size of its sales force. Under the system, distributors, directors, team leaders and managers, and dealers add, train, and motivate a large number of dealers. Managers are developed from among the dealer group, and team leaders from among the manager group, and promoted to assist in adding, training and motivating dealers, while continuing to sell products.
As of December 31, 2016, the Company's distribution system had approximately 2,100 distributors, 118,300 managers (including directors and team leaders) and 3.1 million dealers worldwide.

Tupperware has traditionally relied upon the group presentation method of sales, which is designed to enable purchasers to appreciate, through demonstration, the features and benefits of the Company's products. Parties are held in homes, offices, social clubs and other locations. Products are also promoted through brochures mailed or given to people invited to attend parties and various other types of demonstrations. Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their friends, neighbors and relatives. Sales of products are supported through programs of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, the Company utilizes catalogs, television and magazine advertising, as well as various social media channels, which help to increase its sales levels with hard-to-reach customers and generate leads for sales and new dealers. A significant portion of the Company's business is operated through distributors, many of whom stock inventory and fulfill orders of the sales force that are generally placed after orders have been received from end consumers. In other cases, the Company sells directly to the sales force, also generally after they have received a consumer order.
In 2016, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company. Internet and business-to-business transactions do not constitute a significant portion of the Company's sales.
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
VI. RESEARCH AND DEVELOPMENT
The Registrant incurred $18.3 million, $18.1 million and $19.3 million for fiscal years 2016, 2015 and 2014, respectively, on research and development activities for new products and production processes.
VII. RAW MATERIALS
Many of the products manufactured by and for the Company require plastic resins that meet its specifications. These resins are purchased through various arrangements with a number of large chemical companies located in many of the Company's markets. As a result, the Company has not experienced difficulties in obtaining adequate supplies and generally has been successful in obtaining favorable resin prices on a relative basis. Research and development relating to resins used in Tupperware® products is performed by both the Company and its suppliers.
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
X. OTHER
Sales do not vary significantly on a quarterly basis; however, sales in the first and third quarter are generally lower than the other quarters in any year due to holiday schedules, vacations by dealers and their customers, as well as reduced promotional activities during these periods. Sales generally increase in the fourth quarter, as it includes traditional gift-giving occasions in many markets and as children return to school and households refocus on activities that include party plan sales events and the use of the Company's housewares products, along with increased promotional activities supporting these opportunities.
Generally, there are no working capital practices or backlog conditions which are material to an understanding of the Registrant's business, although the Company does seek to minimize its net working capital position at the end of each fiscal year and normally generates a significant portion of its annual cash flow from operating activities in its fourth quarter. The Registrant's business is not dependent on a small number of customers, nor is any of its business subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

XI. EXECUTIVE OFFICERS OF THE REGISTRANT
Following is a list of the names and ages of all Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 24, 2017).

Name and Age	Positions and Offices Held and Principal Occupations of Employment- During Past Five Years
Lillian D. Garcia, age 60
Executive Vice President and Chief Human Resources Officer since January 2013. Previously, she was Executive Vice President and Area Vice President, Argentina, Uruguay, Venezuela and Ecuador since January 2011.

E.V. Goings, age 71	Chairman and Chief Executive Officer since October 1997.
Asha Gupta, age 45	Group President, Asia Pacific since January 2014 after serving as Area Vice President, India, Philippines and Nutrimetics Australia since January 2012.
Josef Hajek, age 58	Senior Vice President, Tax and Governmental Affairs since February 2006.
Simon C. Hemus, age 67	Vice Chairman since October 2016, after serving as President and Chief Operating Officer since January 2007.
Georg H. Jaggy, age 59
Executive Vice President and Chief Global Marketing Officer since January 2015, after serving as President, Tupperware Germany and Area Vice President, Northern Europe since March 2013, and previously President & Area Vice President, Tupperware Germany since November 2008.

Michael S. Poteshman, age 53	Executive Vice President and Chief Financial Officer since August 2004.
Nicholas K. Poucher, age 55	Senior Vice President and Controller since November 2014, after serving as Vice President and Controller since August 2007.
Thomas M. Roehlk, age 66	Executive Vice President and Chief Legal Officer since January 2017, after serving as Executive Vice President, Chief Legal Officer & Secretary since August 2005.
Karen M. Sheehan, age 43
Senior Vice President, General Counsel & Secretary since January 2017, after serving as Vice President & Deputy General Counsel since December 2014. Previously at Church & Dwight Co., Inc. she was Associate General Counsel, Corporate & Assistant Secretary from May 2012 to November 2014, after having been Associate General Counsel, Operations from April 2011.

Patricia A. Stitzel, age 51
President and Chief Operating Officer since October 2016, after serving as Group President, Americas since January 2014, as Senior Area Vice President, Central Europe since March 2013, as Area Vice President, Tupperware West & Nordics and Nutrimetics Europe since June 2012 and Area Vice President, Tupperware West and Nutrimetics Europe since February 2012.

William J. Wright, age 54
Executive Vice President, Product Innovation and Supply Chain since February 2017, after serving as Executive Vice President, Supply Chain Worldwide since October 2015, Senior Vice President, Global Supply Chain since October 2014, Senior Vice President, Global Product Development, Tupperware since March 2013, and Senior Vice President, Global Product Marketing since October 2010.

Item 1A.    Risk Factors.
The risks and uncertainties described below are not the only ones facing the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect results of operations and financial condition.
Sales Force Factors
The Company’s products are primarily marketed and sold through the "direct-to-consumer" method of distribution, in which products are marketed and sold to consumers, without the use of retail establishments, by a sales force made up of independent contractors. This distribution system depends upon the successful addition, activation and retention of a large force of sales personnel to grow and compensate for a high turnover rate. The addition and retention of sales force members is dependent upon the competitive environment among direct-to-consumer companies and upon the general labor market, unemployment levels, general economic conditions, demographic and cultural changes in the workforce and the level of penetration of the Company's sales force in the geographies in which it operates. The activation of the sales force is dependent, in part, upon the effectiveness of compensation and promotional programs of the Company, the competitiveness of the same compared with other direct-to-consumer companies, the introduction of new products and the ability to advance through the sales force structure.
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
The Company derived 91 percent of its net sales from operations outside the United States in 2016. As a result, movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and Mexican peso. Business units in which the Company generated at least $100 million of sales in 2016 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales in Brazil and Tupperware United States and Canada exceeded $200 million. Although the Company's currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations and related hedging activities will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. This has been a particular issue in Egypt and Venezuela. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding Egypt, as well as the impacts of the Venezuelan government's currency restrictions on the Company's operations.

Legal and Regulatory Issues
The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct-to-consumer companies for various reasons, including a limitation on the ability of direct-to-consumer companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations on the products which can be produced locally or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's international operations. Governments may seek either to impose taxes on independent sales force members, to classify independent sales force members as employees of direct-to-consumer companies with whom they may be associated, triggering employment-related taxes on the part of the direct-to-consumer companies, or to impose registration requirements that could impact prospects' willingness to join the sales force. Additionally, some governments prohibit or impose limitations on the requirement to purchase demonstration products upon joining a direct-to-consumer business and/or the types of activities for which a direct-to-consumer sales force can be compensated. Additionally, the U.S. government may impose restrictions on the Company's ability to engage in business in other countries in connection with the foreign policy of the United States.
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
Technology and Cyber-Security
The Company relies extensively on information technology systems, some of which are managed by third-party service providers, to conduct its business. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving orders and shipping product to customers, billing customers and receiving and applying payments, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing certain customer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business.  Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. As a result, the Company’s information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business.  The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.  Any business interruptions or data security breaches, including cyber-security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations and cash flows. While the Company maintains insurance coverage that could cover some of these types of issues, the coverage has limitations and includes deductibles such that it may not be adequate to offset losses incurred.

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
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and/or distribution facilities in Australia, Brazil, France, Greece, Indonesia, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases significant manufacturing and distribution facilities in Belgium, China, India and Venezuela. The Registrant owns and maintains the Beauticontrol headquarters and the headquarters in India and leases its manufacturing and distribution facility in Texas. The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Texas, Australia, Belgium and Mexico. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. The Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good, the capacity of its plants and warehouses generally to be adequate for its needs, and the nature of the properties to be suitable for its needs.
In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 360 acres have been sold and about 220 acres remain to be sold in connection with this project that is expected to continue for a number of years.
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
The Registrant has not sold any securities in 2014 through 2016 that were not registered under the Securities Act of 1933 as amended. As of February 23, 2017, the Registrant had 91,360 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is being traded is the New York Stock Exchange. The stock price and dividend information set forth in Note 19 to the Consolidated Financial Statements, entitled “Quarterly Financial Summary (Unaudited),” is included in Item 8 of Part II of this Report and is incorporated by reference into this Item 5.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The graph assumes that the value of the investment in the Company's common stock and each index was 100 at December 31, 2011 and that all dividends were reinvested. The Company's stock is included in both indices.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/31/2011	100.00	100.00	100.00
12/29/2012	114.72	115.94	120.42
12/28/2013	178.95	156.44	172.97
12/27/2014	124.60	174.26	193.47
12/26/2015	114.44	170.75	179.38
12/31/2016	113.03	203.71	195.10

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.

Item 6.	Selected Financial Data.
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's audited consolidated financial statements which, for the data presented for fiscal years 2016 and 2015 and for some data presented for 2014, are included as Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included as Items 7 and 8, respectively, in this report. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2016 fiscal year contained 53 weeks as compared with 52 weeks for the other fiscal years presented.
Effective from the first quarter of 2016, the Nutrimetics business in France, previously reported in the Asia Pacific segment, is being reported in the Europe segment. Comparable information from prior periods has been reclassified to conform with the new presentation. In full year 2016, Nutrimetics France generated less than one half percent of total sales.

(In millions, except per share amounts)	2016	2015	2014	2013	2012
Operating results
Net sales:
Europe	$559.4	$612.9	$740.6	$782.7	$791.4
Asia Pacific	748.6	771.0	839.6	836.9	780.7
Tupperware North America	358.3	353.7	349.9	358.0	344.8
Beauty North America	190.0	240.0	290.9	320.1	348.3
South America	356.8	306.2	385.1	373.9	318.6
Total net sales	$2,213.1	$2,283.8	$2,606.1	$2,671.6	$2,583.8
Segment profit:
Europe	$65.3	$92.4	$117.5	$130.0	$131.6
Asia Pacific	181.0	175.9	191.7	188.1	172.7
Tupperware North America	69.7	67.4	68.3	65.9	63.7
Beauty North America	(3.6)	2.3	1.3	16.1	30.2
South America	82.2	46.5	27.1	68.9	61.0
Unallocated expenses	(67.6)	(72.8)	(55.9)	(62.4)	(62.6)
Gain on disposal of assets including insurance recoveries, net (a),(b)	27.3	13.7	2.7	0.7	7.9
Re-engineering and impairment charges	(7.6)	(20.3)	(11.0)	(9.3)	(22.4)
Impairment of goodwill and intangible assets (c)	—	—	—	—	(76.9)
Interest expense, net	(45.4)	(45.2)	(43.5)	(37.6)	(32.4)
Income before income taxes	301.3	259.9	298.2	360.4	272.8
Provision for income taxes	77.7	74.1	83.8	86.2	79.8
Net income	$223.6	$185.8	$214.4	$274.2	$193.0
Basic earnings per common share	$4.43	$3.72	$4.28	$5.28	$3.49
Diluted earnings per common share	$4.41	$3.69	$4.20	$5.17	$3.42

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012
Profitability ratios
Segment profit as a percent of sales:
Europe	12%	15%	16%	17%	17%
Asia Pacific	24	23	23	22	22
Tupperware North America	20	19	20	18	19
Beauty North America	(2)	1	—	5	9
South America	23	15	7	18	19
Return on average equity (d)	115.0	107.8	77.7	76.1	37.4
Return on average invested capital (e)	25.9	21.2	21.2	26.0	18.7
Financial Condition
Cash and cash equivalents	$93.2	$79.8	$77.0	$127.3	$119.8
Net working capital	(2.3)	(63.5)	(105.0)	(53.8)	(22.0)
Property, plant and equipment, net	259.8	253.6	290.3	300.9	298.8
Total assets	1,587.8	1,598.2	1,769.8	1,843.9	1,821.8
Short-term borrowings and current portion of long-term obligations	105.9	162.5	221.4	235.4	203.4
Long-term obligations	606.0	608.2	612.1	619.9	414.4
Shareholders’ equity	212.8	161.0	185.8	252.9	479.1
Current ratio	1.00	0.90	0.86	0.93	0.97
Other Data
Net cash provided by operating activities	$238.6	$225.7	$284.1	$323.5	$298.7
Net cash used in investing activities	(25.7)	(43.1)	(62.3)	(60.1)	(64.8)
Net cash used in financing activities	(193.3)	(157.1)	(211.0)	(237.6)	(252.5)
Capital expenditures	61.6	61.1	69.4	69.0	75.6
Depreciation and amortization	57.5	62.4	63.7	54.8	49.6
Common Stock Data
Dividends declared per share	$2.72	$2.72	$2.72	$2.48	$1.44
Dividend payout ratio (f)	61.4%	73.1%	63.6%	47.0%	41.3%
Average common shares outstanding (thousands):
Basic	50,521	49,947	50,131	51,892	55,271
Diluted	50,719	50,401	51,011	53,079	56,413
Period-end book value per share (g)	$4.20	$3.19	$3.64	$4.76	$8.49
Period-end price/earnings ratio (h)	11.9	15.1	15.2	18.4	18.3
Period-end market/book ratio (i)	12.5	17.5	17.5	19.9	7.4

(a)
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2016, 2015, 2014 and 2013, in connection with this program, pretax gains of $26.5 million, $12.9 million, $1.3 million and $0.9 million, respectively, were included in gains on disposal of assets including insurance recoveries, net. There were no land sales under this program in 2012.

(b)	Included in gain on disposal of assets including insurance recoveries, net are pretax gains of:

•	$0.2 million in 2012, as a result of insurance recoveries from flood damage in Venezuela; and

•	$1.1 million in 2014 and $0.2 million in 2013 from the sale of property in Australia, as well as in 2012, $7.5 million from the sale of a facility in Belgium and $0.2 million of equipment sales.

(c)
Valuations completed on the Company’s intangible assets resulted in the conclusion that certain tradenames and goodwill values were impaired. This resulted in non-cash charges of $76.9 million in 2012.

(d)	Return on average equity is calculated by dividing net income by the average monthly balance of shareholders’ equity.

(e)
Return on average invested capital is calculated by dividing net income plus net interest expense multiplied by one minus the estimated marginal tax rate of 37%, by average shareholders’ equity plus debt, for the last five quarters.

(f)	The dividend payout ratio is dividends declared per share divided by basic earnings per share.

(g)	Period-end book value per share is calculated as year-end shareholders’ equity divided by full-year diluted shares.

(h)	Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share.

(i)	Period-end market/book ratio is calculated as the period-end market price of the Company’s common stock divided by period-end book value per share.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2016 compared with 2015 and 2015 compared with 2014, and changes in financial condition during 2016 and 2015. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks, as compared with 52 weeks for 2015 and 2014. This information should be read in conjunction with the consolidated financial information provided in Item 8 of this Annual Report.
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
Effective from the first quarter of 2016, the Nutrimetics business in France, previously reported in the Asia Pacific segment, is being reported in the Europe segment. Comparable information from prior periods has been reclassified to conform with the new presentation. In full year 2016, Nutrimetics France generated less than one half percent of total sales.
Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.

Overview
(Dollars in millions, except per share amounts)
Total Company Results 2016 vs. 2015

	53 weeks ended	52 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 31, 2016	December 26, 2015
Net sales	$2,213.1	$2,283.8	(3)%		2%	$(123.7)
Gross margin as a percent of sales	67.7%	67.4%	0.3	pp	na	na
DS&A as a percent of sales	52.9%	53.3%	(0.4	) pp	na	na
Operating income	$347.0	$315.2	10%		20%	$(25.1)
Net income	$223.6	$185.8	20%		34%	$(18.9)
Net income per diluted share	$4.41	$3.69	20%		33%	$(0.38)
Total Company Results 2015 vs. 2014

	52 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 26, 2015	December 27, 2014
Net sales	$2,283.8	$2,606.1	(12)%		4%	$(413.1)
Gross margin as a percent of sales	67.4%	66.1%	1.3	pp	na	na
DS&A as a percent of sales	53.3%	51.7%	1.6	pp	na	na
Operating income	$315.2	$367.7	(14)%		14%	$(91.7)
Net income	$185.8	$214.4	(13)%		28%	$(69.3)
Net income per diluted share	$3.69	$4.20	(12)%		30%	$(1.36)
____________________
na    not applicable
pp    percentage points

Net Sales
Reported sales decreased 3 percent in 2016 compared with 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent, including a 1 point benefit from the 53rd week in 2016. The Company’s emerging market economy businesses increased, while its sales in established market economy businesses decreased compared with 2015. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The average impact of higher sales prices on the Company sales comparison was 3 percent.
The Company’s businesses operating in emerging market economies accounted for 66 percent of reported sales in 2016 and 2015. Reported sales in the emerging markets were down 3 percent in 2016 compared with 2015, including a negative translation impact of $123.8 million from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these units were up 6 percent. The average impact of higher prices in these markets was 3 percent. The strong increase in local currency sales in the Company's emerging market units was primarily in Brazil, the Company's largest business unit, due to a significant increase in active sellers and productivity, and in China, reflecting continued growth in the number of demonstration studios along with higher sales per studio. Also contributing to the local currency sales increase was inflation related pricing in Argentina, the benefit of a larger sales force in Tupperware Mexico and from a significantly increased sales force size along with increased productivity in Tupperware South Africa. The local currency sales growth in these units was partially offset by decreases in Egypt, due to curtailed shipments in response to the imposition of stricter currency controls beginning in late 2015, in Indonesia from a smaller sales force, and in Turkey, reflecting a smaller and less active sales force.

Reported sales in the Company’s units operating in established market economies were down 4 percent compared with 2015 in both dollars and local currency. The decrease was primarily in Beauticontrol from a smaller sales force and smaller order sizes, reflecting a lack of traction from newer initiatives, and in France, reflecting a less active sales force. These decreases were partially offset by an increase in the United States and Canada, from increased sales volume through a larger, more active sales force. The average price increase in the established market units was 2 percent.
Reported sales decreased 12 percent in 2015 compared with 2014. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent, reflecting strong local currency growth in the Company’s emerging market economy businesses, while its sales in established market economy businesses decreased slightly compared with 2014.
The Company’s units operating in emerging markets accounted for 66 percent of reported sales in both 2015 and 2014. Reported sales in the emerging markets were down 12 percent in 2015 compared with 2014, including a negative translation impact of $303.9 million from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these units had strong growth of 8 percent. The average impact of higher prices in these markets was 4 percent. The strong increase in local currency sales in the Company's emerging market units was primarily in Brazil, due to a significant increase in sales force size and its productivity, and China, reflecting continued growth in the number of demonstration studios along with higher sales per studio. Also contributing to the local currency sales increase was inflation related pricing in Argentina, the benefit of larger sales forces in Tupperware Mexico and the Company's businesses in Egypt, as well as from a significantly higher activity rate in the sales force in Tupperware South Africa. The local currency sales growth in these units was partially offset by decreases in Malaysia/Singapore and Turkey, reflecting less active and less productive sales forces. Local currency sales in Indonesia, decreased slightly in 2015 compared with 2014.
Reported sales in the Company’s units operating in established market economies were down 14 percent, including a negative translation impact of $109.2 million from changes in foreign currency exchange rates. Excluding the impact of foreign currency, sales by these units decreased 2 percent, primarily in France, reflecting lingering impacts on sales force additions and party scheduling from terrorist attacks and changes in the structure of compensation for sales force managers, Italy, due to less activity and lower productivity, and BeautiControl due to the impacts of a revised sales force compensation plan launched at the beginning of the second quarter. These decreases were partially offset by a strong increase in the United States and Canada, reflecting increased sales volume through a larger sales force from strong additions. The average price increase in the established market units was 1 percent.
Specific segment impacts are further discussed in the Segment Results section.
Gross Margin
Gross margin as a percentage of sales was 67.7 percent in 2016 and 67.4 percent in 2015. The increase of 0.3 percentage points ("pp") primarily reflected, favorable resin costs (0.1 pp), lower obsolescence (0.1 pp), less business to business sales that have lower than average margin (0.1 pp), and a lower year-over-year impact of inventory in Venezuela being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate its sales (0.1 pp). These were partially offset by the mix impact from relatively higher sales in certain units with lower than average gross margins.
Gross margin as a percentage of sales was 67.4 percent in 2015 and 66.1 percent in 2014. The increase of 1.3 pp primarily reflected better pricing and mix (1.0 pp), favorable resin pricing (0.5 pp), a lower year-over-year impact of inventory in Venezuela being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate its sales (0.4 pp) and, the translation impact of changes in foreign currency exchange rates (0.3 pp). These were partially offset by the mix impact from relatively higher sales in certain units with lower than average gross margins, primarily in South America (0.6 pp) and increased manufacturing costs (0.5 pp).

Operating Expenses
Delivery, sales and administrative expense ("DS&A") as a percentage of sales was 52.9 percent in 2016, compared with 53.3 percent in 2015. The lower DS&A expense was primarily due to decreased administrative costs in Europe, North America investment spending and unallocated corporate expenses from management incentive expenses (0.6 pp). Lower marketing expenses in Asia Pacific and North America also contributed to the lower DS&A expenses (0.3 pp). Partially offsetting these decreases, was the translation effect of changes in foreign currency exchange rates, particularly the impact of overall dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (0.4 pp).
DS&A as a percentage of sales was 53.3 percent in 2015, compared with 51.7 percent in 2014. The higher DS&A expense was primarily due to the translation effect of changes in foreign currency exchange rates, particularly the impact of overall dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (1.5 pp), as well as increased unallocated corporate expenses related to investment in global initiative and management incentive expenses (0.3 pp) and higher freight costs, mainly in Tupperware North America (0.1 pp). These were partially offset by lower commission expense due to the mix of sales performances in units that pay commissions versus those that do not (0.2 pp) and decreased promotional costs in Beauty North America and Europe (0.1 pp).
The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in 2016 decreased $5.2 million compared with 2015, reflecting lower incentive costs and increased allocation to the segments, partially offset by the negative translation effect of changes in foreign currency exchange rates.
Total unallocated expenses in 2015 increased $16.9 million compared with 2014, reflecting higher management incentive costs and the impact from variations in foreign exchange rates.
As discussed in Note 1 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these elements in cost of products sold.
Re-engineering Costs
As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible structure, it periodically implements actions designed to reduce costs and improve operating efficiency. These actions often result in re-engineering costs related to headcount reductions and to facility downsizing and closure, as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains or losses upon disposal of closed facilities or other activities directly related to its re-engineering efforts. Included in 2016 net income were pretax charges of $7.6 million for re-engineering and impairment charges, compared with $6.8 million and $11.0 million in 2015 and 2014, respectively.
Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions:

(In millions)	2016	2015	2014
Re-engineering and impairment charges	$7.6	$6.8	$11.0
Cost of products sold	—	—	2.3
Total pretax re-engineering costs	$7.6	$6.8	$13.3
The re-engineering and impairment charges incurred were primarily associated with headcount reductions in several of the Company's operations in connection with changes in its management and organizational structures, and in 2014, the decision to cease operating the Armand Dupree business in the United States, the Nutrimetics business in Thailand and a manufacturing plant in India. In 2014, this caption also included a write-off of $1.1 million in capitalized software in connection with a new information systems project.
See also Note 2 to the Consolidated Financial Statements, regarding the Company's re-engineering actions.

Fixed Asset Impairment
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure, eliminating the SICAD 2 mechanism that the Company had referenced for translating and measuring its financial statements, replacing it with a new exchange mechanism called Simadi. During the first quarter of 2015, Simadi published a rate that was approximately 75 percent lower than the final SICAD 2 rate, which was expected to, and subsequently has, severely reduced the unit’s sales and profit. As a result, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela, which at that time, due to Venezuela being deemed hyperinflationary, had continued to be included on the balance sheet at the historical rates in effect when the assets were purchased. As a result of this evaluation, the Company recorded an impairment charge of $13.5 million to reduce the carrying value of its long-term fixed assets in Venezuela in the first quarter of 2015. This impairment charge was included in the re-engineering and impairment charge caption of the Company's consolidated income statement. There were no fixed asset impairments in 2016.
See Note 2 to the Consolidated Financial Statements for further details regarding the circumstances leading to the triggering event and the impairment conclusion.
Goodwill and Intangible Assets
In the third quarters of 2016 and 2015, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balance of $73.2 million associated with the Fuller Mexico reporting unit to be significant relative to total equity.
This assessment included a step 1 analysis related to Fuller Mexico, for which the significant assumptions included annual revenue increases, beginning in 2017, ranging from 1 percent to 5 percent with an average growth rate of 4 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 14.8 percent. The amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 20 percent, was more in the third quarter of 2016 than in the 2015 assessment, primarily due to an increase in the estimated fair market value in connection with improved market pricing metrics and other observable market conditions, as well as a lower carrying value in 2016, reflecting the amortization of the definite-lived Fuller tradename. Local currency sales in Fuller Mexico and operating profit have been declining since 2011 at which time the fair value of Fuller Mexico exceeded the carrying value by 77 percent. Since 2011, local currency sales declined 9 percent in 2012, 7 percent in 2013, 3 percent in 2014, 2 percent in 2015 and 7 percent in 2016. Over this same time period, operating profit as a percentage of sales declined from the mid-teens in 2012 to a high single-digit in 2016. This operating performance, over time, has led to a lower estimated fair value. This lower estimated fair value has been partially offset by lower discount rates and a lower entity carrying value from amortization of the definite-lived Fuller tradename asset, as well as a net asset position that has otherwise, over time, been reduced in light of the smaller scope of the business. Fuller Mexico continues to carry a year-over-year, total sales force size and field manager deficit as of the end of December, despite new programs aimed at higher rates of sales force additions and retention, though productivity is higher. Certain programs in place are aimed at creating a pipeline to identify strong candidates within the sales force who can be trained and motivated for promotion to field manager, a critical component of growth going forward. Fuller Mexico did see a sequential improvement in sales force additions, total sales force size deficit and field manager count from the end of the third quarter 2016 to the end of 2016. Though the estimated fair value of the reporting unit exceeded its carrying value in the annual assessment, a smaller sales force size and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations due to the change in the macro-economic environment in connection with the 2016 presidential election in the United States, which did have an impact on the business in the fourth quarter of 2016. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or the macro-economic impacts of the changing dynamic between the United States and Mexican governments, which could impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value. This could result in recording an impairment to the goodwill of Fuller Mexico, including prior to the 2017 annual assessment.

During the fourth quarter of 2016, the Company made the decision to combine NaturCare Japan and Tupperware Japan into a single operating segment in connection with on-going actions to stream-line operations in that geography. As a result, the goodwill previously associated with the NaturCare reporting unit was re-allocated between Japan, Korea and Malaysia/Singapore based on relative fair value of their respective NaturCare operations. The goodwill now associated with the respective operating segments is not considered significant relative to the total equity of the Company. These changes did not impact the geographical reporting segments.
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
Refer to Note 6 of the Consolidated Statements.
Gains on Disposal of Assets
The Company continues with its program to sell land for development near its Orlando, Florida headquarters, which began in 2002, recognizing pretax gains of $26.5 million, $12.9 million and $1.3 million under this program in 2016, 2015 and 2014, respectively. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $124.6 million with an additional $50 to $75 million expected as the program is completed, along with future capital spending associated with the development currently estimated in the $14 to $16 million range. The carrying value of the remaining land included in the Company's land sales program was $18.2 million as of 2016, which was included in property, plant and equipment held for use within the Consolidated Balance Sheet as it is not considered probable that any significant land sales will be completed within one year. The Company has concluded that the fair value of the land under this program significantly exceeded the carrying value as of the end of 2016 and will continue to do so into the foreseeable future. In 2014, the Company also recognized a gain of $1.1 million from the sale of land in Australia.
In 2015 and 2014, the Company entered into two joint ventures with a real estate development partner to develop land near the Company's Orlando headquarters. Fifty percent ownership in each joint venture was received in exchange for contributions of land with carrying values of $0.8 million and $3.1 million, in 2015 and 2014, respectively. During the third quarter of 2016, the Company recorded gains of $24.2 million in connection with the sale of the joint ventures. Total cash proceeds from the sale were $30.2 million, including $0.9 million related to the operation of the joint ventures during development. The income from the joint venture operations was recorded in other income on the Company's consolidated statement of income. The joint ventures had been recorded in other current assets using the equity method, and were included at a carrying value of $4.8 million in other current assets on the December 26, 2015 balance sheet.
Net Interest Expense
Net interest expense was $45.4 million in 2016, compared with $45.2 million in 2015. Interest expense increased in the year-over-year comparison reflecting more expense related to forward points from the Company's hedging activity, partially offset by lower interest expense on lower average borrowings.
Net interest expense was $45.2 million in 2015, compared with $43.5 million in 2014. Interest expense increased in the year-over-year comparison also reflecting more expense related to forward points from the Company's cash flow hedges, partially offset by lower interest expense on lower average borrowings and lower interest rates during the year.
Tax Rate
The effective tax rates for 2016, 2015 and 2014 were 25.8, 28.5 and 28.1 percent, respectively. The effective tax rates for 2016, 2015 and 2014 are below the U.S. statutory rate, reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates.

Tax rates are affected by many factors, including the global mix of earnings, changes in tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The Company’s existing corporate structure and intercompany arrangements have been implemented in a manner believed to be in compliance with current prevailing tax laws. However, the tax benefits that the Company intends to eventually derive could be undermined due to changing tax laws. In particular, the current U.S. administration and key members of Congress have made public statements indicating that tax reform is a priority. Due to the variety and differences among such proposals, and their lack of specificity, their potential impact cannot be evaluated at this time, but under certain scenarios, there is a risk that the Company could be obliged to write-off a significant amount of its deferred tax assets, which would be a non-cash charge to the Company's earnings.
At December 31, 2016 and December 26, 2015, the Company had valuation allowances against certain deferred tax assets totaling $24.8 million and $23.1 million, respectively. The increase in valuation allowance balance was from changes in foreign exchange rates. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements for additional discussions of the Company's methodology for evaluating deferred tax assets.
As of December 31, 2016 and December 26, 2015, the Company's gross unrecognized tax benefit was $20.7 million and $21.8 million, respectively. During the year ended December 31, 2016, the accrual for uncertain tax positions decreased by $3.1 million primarily due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of foreign exchange rate translation.
The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of December 31, 2016, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Net Income
For 2016, operating income increased 10 percent compared with 2015, which included a 10 point negative translation impact on the comparison from changes in foreign currency exchange rates. Net income increased 20 percent on a reported basis. Excluding the translation impact of foreign exchange rates, net income was 34 percent higher than 2015. The increase in local currency net income came primarily in South America, reflecting an improved gross margin and lower operating expenses on increased sales in Brazil, as well as $10.6 million in lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rates in Venezuela in 2016 compared with 2015. Also contributing to the local currency net income increase was Asia Pacific with higher segment profit from higher gross margin, despite lower sales and Tupperware North America from higher sales and improved contribution margin. In addition, the Company had $13.6 million higher gains in connection with land transactions near the Company's Orlando headquarters, lower unallocated corporate costs, primarily reflecting incentive accruals under the Company's incentive plans, and a lower tax rate. These local currency increases were partially offset by lower segment profit in Europe primarily from lower sales volume and from higher promotional spending primarily in France, and by Beauty North America, primarily reflecting lower sales in the segment along with a lower gross margin in Fuller Mexico.
For 2015, operating income decreased 14 percent compared with 2014, which included a 28 percent negative translation impact on the comparison from changes in foreign currency exchange rates. Net income decreased 13 percent on a reported basis. Excluding the translation impact of foreign exchange rates, net income was 28 percent higher than 2014. The increase in local currency net income came primarily in South America, reflecting an improved gross margin and lower operating expenses on increased sales in Brazil, as well as $27.5 million in lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rates in Venezuela during 2014 and 2015. Higher sales in Asia and Tupperware North America also contributed to the local currency net income increase, while Beauty North America, despite lower sales, benefited from value chain improvements by Beauticontrol that were launched in the second quarter of 2015. In addition, the Company had $11.0 million higher gains in connection with land transactions near the Company's Orlando headquarters. These local currency increases were partially offset by lower segment profit in Europe, despite being even in sales, higher unallocated corporate costs, primarily reflecting higher management incentive costs under the Company's incentive plans and the translation effect of changes in foreign currency exchange rates, as well as increased tax expense on significantly higher local currency pretax income.
International operations accounted for 91 percent of sales in 2016 and 2015 and 92 percent in 2014. They accounted for 99 percent of segment profit in both 2016 and 2015 and 100 percent in 2014.

Segment Results 2016 vs. 2015

(Dollars in millions)	2016	2015	Change			Change excluding the translation impact of foreign exchange		Translation foreign exchange impact		Percent of total
			Dollar	Percent						2016	2015
Net Sales
Europe	$559.4	$612.9	$(53.5)	(9)%		(5)%		$(25.7)		25%	27%
Asia Pacific	748.6	771.0	(22.4)	(3)		(1)		(14.7)		34	34
Tupperware North America	358.3	353.7	4.6	1		8		(23.0)		16	15
Beauty North America	190.0	240.0	(50.0)	(21)		(10)		(27.7)		9	11
South America	356.8	306.2	50.6	17		30		(32.6)		16	13
Total net sales	$2,213.1	$2,283.8	$(70.7)	(3)%		2%		$(123.7)		100%	100%
Segment profit
Europe	$65.3	$92.4	$(27.1)	(29)%		(25)%		$(4.9)		16%	24%
Asia Pacific	181.0	175.9	5.1	3		6		(4.5)		46	45
Tupperware North America	69.7	67.4	2.3	3		16		(7.1)		18	18
Beauty North America	(3.6)	2.3	(5.9)	-		-		(2.8)		(1)	1
South America	82.2	46.5	35.7	77		89		(3.1)		21	12
Segment profit as a percent of sales
Europe	11.7%	15.1%	na	(3.4	)pp	(3.2	)pp	(0.2	)pp	na	na
Asia Pacific	24.2	22.8	na	1.4		1.5		(0.1)		na	na
Tupperware North America	19.5	19.1	na	0.4		1.3		(0.9)		na	na
Beauty North America	(1.9)	1.0	na	(2.9)		(1.7)		(1.2)		na	na
South America	23.0	15.2	na	7.8		7.1		0.7		na	na
____________________
pp    Percentage points
na    Not applicable
- Decrease is greater than 100 percent

Europe
Reported sales decreased 9 percent in 2016 compared with 2015. Excluding the translation impact of foreign currency exchange rates, sales decreased by 5 percent, primarily reflecting reduced volume of products sold, which was partially offset by an average price increase of 1 percent in 2016.
Emerging markets accounted for $189.6 and $221.7 million of reported net sales in this segment in 2016 and 2015, respectively, which represented 34 percent and 36 percent of sales, respectively. On a local currency basis, the emerging market units' sales decreased by 5 percent, primarily reflecting a significant decrease in Egypt, due to curtailed shipments in response to the imposition of stricter currency controls in late 2015, and in Turkey, from a smaller, less active sales force due to the external environment and response to the Company's programs. These decreases were partially offset by a significant increase in Tupperware South Africa reflecting a significantly larger sales force and increased productivity.

Local currency sales in the Company’s established markets decreased by 5 percent, reflecting a less active sales force in Austria, a less active sales force in France due in part to the external environment and from a smaller sales force in Germany.
Segment profit decreased $27.1 million, or 29 percent in 2016 compared with 2015. Segment profit as a percentage of sales was 11.7 percent in 2016 compared with 15.1 percent in 2015. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 25 percent compared with 2015. On a local currency basis, the decrease in local currency segment profit was primarily due to lower sales volume and higher promotional spending, primarily in France.
The negative translation impact of foreign currency rates on the year-over-year comparison of sales versus the U.S. dollar was primarily attributable to a weaker euro, Egyptian pound, Russian ruble, South African rand and Turkish lira, while only the South African rand had a significant impact on the profit comparison.
The Company's business in Egypt declined beginning in the fourth quarter of 2015 and more significantly in 2016, from curtailed shipments related to currency controls and product certification requirements. Prior to the fourth quarter of 2015, Egypt had performed well, generating meaningful sales and profit increases and generating cash in Egyptian pounds. Product for this business is sourced primarily from the Company’s manufacturing facilities in Europe, and due to the imposition of the stricter currency controls beginning in 2015, the intercompany amount owed by the Egyptian business for the product and related costs totaled $7.1 million as of December 31, 2016, notwithstanding that the Egyptian subsidiary held $4.2 million worth of Egyptian pounds. In light of the currency restrictions, the Company does not expect its operations in Egypt to improve significantly in 2017.
Asia Pacific
Reported sales in Asia Pacific in 2016 decreased 3 percent compared with 2015. Excluding the translation impact of foreign currency exchange rates, the segment's sales decreased 1 percent, including a 1 point benefit from the 53rd week in 2016. This decrease primarily reflected lower volume in Indonesia. The average price decrease for the segment was 1 percent.
Emerging markets accounted for $629.5 million and $646.6 million in 2016 and 2015, respectively, or 84 percent of the sales in this segment in both years. Total emerging market sales decreased $17.1 million, or 3 percent in 2016, compared with 2015. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $18.8 million. Excluding the impact of foreign currencies, these markets' sales in 2016 were even with 2015. The most significant increases and decreases among the units included a decrease in India due mainly to changes made in the business under new guidelines for operating a direct selling business, including eliminating the requirement to purchase a demonstration set of products when joining the business and for much of the year, prizes for bringing a new seller into the business. As allowed, prizes upon activation of a new seller were instituted late in the year. In the fourth quarter, the Company also began implementing a requirement that all new and existing sales force members be registered with the government, and there was also an impact on the business from the government’s decision to remove existing high-denomination currency notes from circulation. Sales were also down in Indonesia due to a smaller sales force size and poor response to sales force programs, and the Philippines from fewer active sellers related to the exit of the fashion category in late 2015. These decreases were offset by an increase in China, where at the end of 2016, the Company operated 5,500 demonstration studios through independent distributors. The increase in China related to growth in the number of demonstration studios and higher studio productivity from 28 percent more members of the studios as of the end of the year, and successful digital and other marketing and product offerings. In addition, Malaysia/Singapore increased local currency sales, primarily due to increased productivity.
Reported sales in the established markets decreased 4 percent. Excluding the impact of foreign currencies, these markets' sales decreased 7 percent, primarily from a lower volume of products sold.
Total segment profit increased $5.1 million, or 3 percent, in 2016. Segment profit as a percentage of sales was 24.2 percent in 2016 compared with 22.8 percent in 2015. The segment profit comparison was negatively impacted by changes in foreign currency, and excluding this impact, segment profit increased 6 percent compared with 2015, despite the lower local currency sales as a result of an improved gross margin.

The Chinese renminbi, Indian rupee, Japanese yen, Malaysian ringgit, and Philippine peso were the most significant currencies that led to the translation impact from foreign currencies on the year-over-year sales comparison. The Chinese renminbi and Malaysian ringgit were the main currencies that had a negative translation impact on the profit comparison.
Tupperware North America
Reported sales increased 1 percent in 2016 compared with 2015. Excluding the translation impact of foreign currency exchange rates, sales increased 8 percent versus the prior year, including a 1 point benefit from the 53rd week in 2016, reflecting growth in both Mexico and the United States and Canada. The increase in Mexico was primarily due to increased volume from a larger sales force. The United States and Canada also increased sales volume through a larger, more active sales force, despite having to manage through the impact of having modified the sales force compensation plan in the United States, announced in the fourth quarter of 2015 and effective in the first quarter 2016. The average price increase in this segment was 3 percent.
Segment profit increased $2.3 million, or 3 percent, in 2016 compared with 2015. Segment profit as a percentage of sales at 19.5 was 0.4 percentage points higher than 2015. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 16 percent, reflecting higher sales along with lower costs for implementing strategic initiatives and operating expenses in the United States and Canada.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America
Reported sales for this segment decreased 21 percent in 2016 compared with 2015. Excluding the translation impact of foreign currency exchange rates, segment sales decreased 10 percent, including a 1 point benefit from the 53rd week in 2016, reflecting lower sales in Beauticontrol from a smaller sales force and smaller order sizes, from a lack of traction from newer initiatives. Sales in Fuller Mexico also decreased reflecting a smaller sales force in light of a lower number of sales force field managers. Field managers are those directly responsible for sales force additions and motivating and training sales force members. The average price increase in this segment was 4 percent.
Segment profit decreased $5.9 million in 2016 compared with 2015. Segment profit as a percentage of sales, at negative 1.9 percent was 2.9 percentage points lower than 2015. Foreign currency exchange rates negatively impacted the comparison by $2.8 million. The decrease in local currency profit primarily reflected lower sales with a lower gross margin percentage at Fuller Mexico.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
South America
Reported sales for this segment increased 17 percent in 2016 compared with 2015. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 30 percent with approximately one-third of the increase reflecting the impact of higher prices throughout the segment. There was also a 2 point benefit from the 53rd week in 2016. The remaining increase was the result of higher volume of products sold.
The most significant increase in local currency sales was in Brazil, the Company's largest business unit. The volume improvement reflected a significant sales force size advantage and higher productivity from the product mix sold and favorable response to consumer offers and electronic point-of-sales offers to the sales force. Argentina's sales also increased significantly, mainly due to higher prices in light of significant inflation.
Segment profit increased $35.7 million, or 77 percent, in 2016 compared with 2015, including a negative $3.1 million impact from changes in foreign currency exchange rates. Segment profit as a percentage of sales, at 23.0 percent, was 7.8 percentage points higher than in 2015. The most significant increase in local currency segment profit was in Brazil from the higher sales and improved gross margin percentage. Argentina and Venezuela also contributed to the increased local currency profit due to higher sales. In addition, there was $10.6 million less expense in 2016 in connection with items on the Venezuelan balance sheet that were impacted by the weakening of the currency exchange rate that occurred in 2016 and 2015. Venezuela is accounted for as hyperinflationary. As a consequence, amounts related to the translation of monetary assets when the exchange rate to the U.S. dollar fluctuates are recorded in income, whereas for non-hyperinflationary units they are recorded as a cumulative translation adjustment on the consolidated balance sheet.

The Argentine peso, Brazilian real and Venezuelan bolivar were the main currencies with significant negative translation impacts on the year-over-year comparisons.
Segment Results 2015 vs. 2014

(Dollars in millions)	2015	2014	Change			Change excluding the translation impact of foreign exchange		Translation foreign exchange impact	Percent of total
			Dollar	Percent					2015	2014
Net Sales
Europe	$612.9	$740.6	$(127.7)	(17)%		—%		$(125.3)	27%	28%
Asia Pacific	771.0	839.6	(68.6)	(8)		1		(81.3)	34	32
Tupperware North America	353.7	349.9	3.8	1		11		(30.4)	15	14
Beauty North America	240.0	290.9	(50.9)	(17)		(6)		(35.9)	11	11
South America	306.2	385.1	(78.9)	(20)		25		(140.2)	13	15
Total net sales	$2,283.8	$2,606.1	$(322.3)	(12)%		4%		$(413.1)	100%	100%
Segment profit
Europe	$92.4	$117.5	$(25.1)	(21)%		(5)%		$(19.6)	24%	29%
Asia Pacific	175.9	191.7	(15.8)	(8)		1		(17.7)	45	47
Tupperware North America	67.4	68.3	(0.9)	(1)		12		(8.3)	18	17
Beauty North America	2.3	1.3	1.0	82		+		(4.6)	1	—
South America	46.5	27.1	19.4	71		+		(33.8)	12	7
Segment profit as a percent of sales
Europe	15.1%	15.9%	na	(0.8	)pp	(0.8	)pp	—	na	na
Asia Pacific	22.8	22.8	na	—		(0.1)		0.1	na	na
Tupperware North America	19.1	19.5	na	(0.4)		0.3		(0.7)	na	na
Beauty North America	1.0	0.4	na	0.6		2.3		(1.7)	na	na
South America	15.2	7.0	na	8.2		17.9		(9.7)	na	na
____________________
pp    Percentage points
na    Not applicable
+ Increase is greater than 100 percent

Europe
Reported sales decreased 17 percent in 2015 compared with 2014. Excluding the translation impact of foreign currency exchange rates, sales were even with 2014. The average price increase was 3 percent in 2015.
Emerging markets accounted for $221.7 and $246.6 million of reported net sales in this segment in 2015 and 2014, respectively, which represented 36 and 33 percent of sales in 2015 and 2014, respectively. On a local currency basis, the emerging market units' sales increased by 10 percent, primarily reflecting a significant increase in Tupperware South Africa due to significantly increased sales force activity in connection with successful sales force promotional programs and a significantly larger sales force in Egypt resulting from strong sales force additions and retention. As well, Avroy Shlain, the Company's beauty business in South Africa, had a significant increase in sales due to strong sales force additions that increased the sales force size and consequently the volume of products sold. These were partially offset by decreased sales in Turkey from lower productivity in connection with reduced consumer spending in light of political instability and terrorist and military activity.
Reported net sales in the Company’s established markets decreased by 21 percent. Excluding the translation impact of foreign currency exchange rates, sales decreased 5 percent, reflecting a smaller, less active sales force in France in light of impacts on sales force additions and party scheduling from terrorist attacks and changes in the structure of compensation for sales force managers, as well as a less active and less productive sales force in Italy. These decreases were partially offset by a slight increase in Germany from a larger sales force and its increased productivity.
Segment profit decreased $25.1 million, or 21 percent in 2015 compared with 2014. Segment profit as a percentage of sales was 15.1 percent in 2015 compared with 15.9 percent in 2014. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 5 percent compared with 2014. On a local currency basis, the decrease in segment profit was primarily due to lower sales in units with relatively high contribution margins compared with the units that had increased sales, except in Turkey where the operating margin was lower than would be expected in light of increased distribution and promotional costs intended to support future sales growth, as well as increased administration costs.
The negative translation impact of foreign currency rates on the year-over-year comparison of sales versus the U.S. dollar was primarily attributable to a weaker euro, Russian ruble, South African rand and Turkish lira, while the euro, South African rand and the Turkish lira where the currencies that had a significant impact on the profit comparison.
Asia Pacific
Reported sales in Asia Pacific in 2015 decreased 8 percent compared with 2014. Excluding the translation impact of foreign currency exchange rates, the segment's sales increased 1 percent, reflecting growth in the emerging market businesses, primarily higher volume in China. The average price increase for the segment was 1 percent.
Emerging markets include and accounted for $646.6 million and $691.1 million, or 84 and 82 percent, of the sales in this segment in 2015 and 2014, respectively. Total emerging market sales decreased $44.5 million, or 6 percent, in 2015 compared with 2014. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $57.7 million. Excluding the impact of foreign currencies, these markets' sales increased by 2 percent in 2015. The most significant contribution to the overall increase was in China, where at the end of 2015, the Company operated 5,200 demonstration studios through independent distributors. The increase in China primarily related to significant growth in the number of demonstration studios due to a positive response to new distributor and studio incentive programs, along with higher productivity in the studios located in more residential areas. The increase in China was partially offset by a decrease in Malaysia/Singapore, due to a less active and less productive sales force, despite a larger sales force from strong additions, reflecting high turnover in independent sales force leaders that are responsible for sales force additions, training and motivation. Indonesia was down slightly due to poor responses to consumer offers in light of an economic slowdown and a decrease in consumer spending.
Reported sales in the established markets decreased 16 percent. Excluding the impact of foreign currencies, these markets' sales decreased 2 percent, primarily from a lower volume of products sold.
Total segment profit decreased $15.8 million, or 8 percent, in 2015. Segment profit as a percentage of sales at 22.8 percent was even with 2014. The segment profit comparison was negatively impacted by changes in foreign currency, and excluding this impact, segment profit increased 1 percent compared with 2014, which generally follows the local currency net sales increase performance of the respective units.

The Australian dollar, Indonesian rupiah, Japanese yen and Malaysian ringgit were the most significant currencies that led to the negative translation impact from foreign currencies on the year-over-year sales comparison. The Indonesian rupiah and Malaysian ringgit were the main currencies that had a negative translation impact on the profit comparison.
Tupperware North America
Reported sales increased 1 percent in 2015 compared with 2014. Excluding the translation impact of foreign currency exchange rates, sales increased 11 percent versus the prior year, reflecting strong growth in both Mexico and the United States and Canada. The increase in Mexico was primarily due to increased volume from a larger sales force from programs geared towards the addition and training of new sales force members, as well as improved productivity in connection with higher pricing. The United States and Canada also increased sales volume through a larger sales force on strong additions, despite having to manage the impact from through modifications to the sales force compensation plan in Canada and the announcement, in the fourth quarter of 2015, that similar changes would occur in 2016 in the United States. The average price increase in this segment was 3 percent.
Segment profit decreased $0.9 million, or 1 percent, in 2015 compared with 2014. Segment profit as a percentage of sales at 19.1 percent was 0.4 percentage points lower in 2015 than in 2014. Excluding the impact of changes in foreign currency exchange rates, segment profit grew 12 percent, reflecting the contribution margin from higher sales along with an improved gross margin percentage and favorable product mix in Mexico. The segment profit in the United States and Canada decreased slightly due to increased operating expenses, as well as incremental expenses in connection with implementation and communication to the sales force of the compensation plan modifications.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
Beauty North America
Reported sales for this segment were down 17 percent in 2015. Excluding the impact of foreign currency exchange rates, sales decreased 6 percent reflecting a smaller, less active sales force in Fuller Mexico due to lower than expected additions and retention of sales force members in light of the competitive environment and macroeconomic conditions in that market, as well as high field manager turnover. Beauticontrol also had lower sales due to a smaller and less productive sales force, due in part to an updated sales force compensation plan that began in the second quarter of 2015. In addition, the decision in April 2014, to cease operating the Armand Dupree business in the United States had a 1 percentage point impact on the comparison. On average, prices increased in this segment by 5 percent.
Segment profit increased $1.0 million, or 82 percent, in 2015 compared with 2014. Segment profit as a percentage of sales, at 1.0 percent, was 0.6 percentage points higher than 2014. Foreign currency exchange rates negatively impacted the comparison by $4.6 million. The increase in local currency profit reflected a lower loss by Beauticontrol in connection with value chain improvements connected to the new sales force compensation plan, which included an improved gross margin from changes to the pricing structure, more efficient promotional spending and lower overall operating costs. This increase to segment profit was partially offset by lower profit at Fuller Mexico from lower sales with a lower gross margin percentage. The closure of Armand Dupree did not significantly impact the profit comparison.
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
The most significant increase in local currency sales was in Brazil, primarily from higher volume of products sold along with increased prices. The volume improvement reflected a significant sales force size advantage, the launch of new, attractive products that energized the sales force and created demand from end consumers, driving higher productivity and electronic point-of-sales offers to the sales force. Argentina's sales also increased significantly due to higher prices in light of significant inflation.

Segment profit increased $19.4 million, or 71 percent, in 2015 compared with 2014, including a negative $33.8 million impact from changes in foreign currency exchange rates. Segment profit as a percentage of sales, at 15.2 percent, was 8.2 percentage points higher than in 2014. The most significant increase in local currency segment profit was in Brazil from the higher sales, an improved gross margin percentage and the benefit of not incurring incremental warehousing and distribution costs experienced in 2014. Argentina also contributed to the increased local currency profit due to higher sales and an improved gross margin percentage. In addition, there was $27.5 million less expense in 2015 in connection with items on the Venezuelan balance sheet that were impacted by the weakening of the currency exchange rate in Venezuela that occurred in 2014 and 2015. There was also a negative translation impact on the segment profit comparison from the devaluation of the Venezuelan bolivar in relation to the U.S. dollar of $19.1 million.
The Brazilian real and Venezuelan bolivar were the main currencies with significant negative translation impacts on the year-over-year comparisons.
Venezuela, which is under hyperinflationary accounting, was translated using the Simadi rate of about 199 bolivars to the U.S. dollar. The translation impact on the sales and profit year-over-year comparisons of weaker exchange rates in 2015 versus 2014 was $61.4 million and $19.1 million, respectively. The re-measurement of net monetary assets and recording in cost of sales of inventory at the exchange rate when it was purchased or manufactured was $14.9 million and $42.4 million in 2015 and 2014, respectively. In 2015, sales were $8.9 million and operating profit was $1.6 million, excluding fixed asset impairment charges of $13.5 million.
Financial Condition
Liquidity and Capital Resources
Net working capital was negative $2.3 million as of December 31, 2016, compared with negative $63.5 million as of December 26, 2015 and negative $105.0 million as of December 27, 2014. The current ratio was 1.0 to 1.0 at the end of 2016, and 0.9 to 1.0 at the end of 2015 and 2014.
The Company’s reported net working capital increased $61.2 million in 2016 compared with 2015. Excluding the negative $8.1 million impact due to changes in foreign currency exchange rates, working capital increased $69.3 million, primarily reflecting, in local currency, a $53.0 million decrease in short-term borrowings using cash generated in excess of dividends paid, an increase in cash of $19.6 million, and excluding the liabilities related to hedging activities, a decrease of $14.1 million in payables and accruals mainly due to the timing of payments around year-end. These increases were partially offset by a $10.4 million decrease in accounts receivable and a slight decrease in inventory.
The Company’s reported net working capital increased $41.5 million in 2015 compared with 2014. Excluding the negative $7.8 million impact due to changes in foreign currency exchange rates, working capital increased $49.3 million, primarily reflecting, in local currency, a $36.9 million decrease in short-term borrowings from the use of cash flow in excess of dividends paid, an $11.7 million decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, as well as higher management incentive expenses, and an increase in cash of $12.4 million. These were partially offset by a decrease of $11.2 million in local currency in non-trade receivables, mainly related to hedging activities, and a slight decrease in inventory.
In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.750% Senior Notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200.0 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes"). The Senior Notes form a single series under the Indenture.

On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated September 11, 2013, as amended by Amendment No. 1 dated June 2, 2014 (as so amended, the “Credit Agreement”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $600 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions including the agreement of the lenders. As of December 31, 2016, the Company had total borrowings of $104.0 million outstanding under its Credit Agreement, with $84.6 million of that amount denominated in euros.
The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London Interbank Offered Rate ("LIBOR"). As of December 31, 2016, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.50 percent on borrowings under the Credit Agreement. The LIBOR rate used in determining the interest cannot be below zero.
The Credit Agreement contains customary covenants, including financial covenants requiring minimum interest coverage and allowing a maximum amount of leverage. As of December 31, 2016, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the ability to access cash generated internationally in Argentina, China, Egypt or elsewhere, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
See Note 7 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the financial stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its year-end 2016 cash and cash equivalents balance of $93.2 million, cash flows from operating activities, and access to its $600 million Credit Agreement and other uncommitted lines of credit. As of December 31, 2016, the Company had $577.0 million of unused lines of credit, including $494.7 million available under its Credit Agreement and $82.3 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $93.2 million as of December 31, 2016. Of this amount, $92 million was held by foreign subsidiaries; of which about half was not currently eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The remaining cash is subject to repatriation tax effects with about 8 percent of cash being held in countries that were provided for in the Company's current year income tax provision. The remaining cash was generally held in countries in which the Company's current intent is to indefinitely reinvest these funds in its foreign units, as the cash is needed to fund ongoing operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation.

The Company’s most significant foreign currency exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and Mexican peso. Business units in which the Company generated at least $100 million of sales in 2016 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Brazil and Tupperware United States and Canada exceeded $200 million. A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions, retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs.
Operating Activities
Net cash provided by operating activities in 2016 was $238.6 million, compared with $225.7 million in 2015. The favorable comparison was primarily due to an increase in reported net income, which was net of a $18.9 million negative impact on the comparison from weaker foreign currency exchange rates in relation to the U.S. dollar. Additionally, there were cash inflows from a reduction in accounts receivable, along with lower outflows versus last year in connection with the Company's hedging activities, and cash taxes due to incremental cash paid in 2015, in connection with tax law reform in Mexico in 2013. These improvements were partially offset by an outflow in 2016 from a reduction in accounts payable and accrued liabilities due to timing of distributions around the end of the year.
Net cash provided by operating activities in 2015 was $225.7 million, compared with $284.1 million in 2014. The unfavorable comparison was primarily due to a decrease in reported net income, reflecting a $69.3 million impact of weaker foreign currency exchange rates in relation to the U.S. dollar. These weaker foreign exchange rates had a greater impact on the annual cash flow than net income, as the Company generated a significant share of its cash flow from operating activities during the fourth quarter of 2015 when foreign exchange rates were significantly weaker than the 2015 average. There were also cash outflows in connection with the Company's hedging activities, a smaller increase in accounts payable and accrued liabilities due to the timing of distributions around the ending of each year and higher income tax payments in light of higher income on a local currency basis, as well as incremental cash paid in connection with the Mexican tax law reform. These outflows were partially offset by decreased outflows in 2015 from a reduction in accounts receivable and inventory balances compared with outflows from these items in 2014.
Investing Activities
In 2016, 2015 and 2014, the Company spent $61.6 million, $61.1 million and $69.4 million, respectively, for capital expenditures. The most significant type of spending in all years was for molds for new products. The Company also spent $17 million, $18 million, and $20 million, in each respective year for the expansion of manufacturing capacity and supply chain capabilities, most significantly in Brazil, and $5 million, $7 million, and $11 million in those years on marketing offices to support expanding operations, as well as capital spent for various global information technology projects and vehicles in South Africa. In addition, in all years, the Company spent capital for land development near its Orlando headquarters.
Partially offsetting the capital spending were proceeds from the sale of long-term assets of $35.9 million, $18.0 million and $7.1 million in 2016, 2015, and 2014, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters. In all years, there were also proceeds related to the sale of vehicles that had been purchased for the sales force, primarily in South Africa. In 2014, there was proceeds related to the sale of property in Australia for $1.1 million.
Financing Activities
In 2016, 2015 and 2014, the Company made net payments on long-term debt of $2.2 million, $2.6 million and $3.0 million, respectively, mainly related to its scheduled lease payments. In addition, the Company had net outflows of $52.0 million, $36.4 million and $2.2 million for reductions in borrowings under its revolving credit agreements in each of these respective periods.

Dividends
During 2016, 2015 and 2014, the Company declared dividends of $2.72 per share of common stock totaling $138.8 million, $138.0 million and $135.5 million, respectively.
Going forward, the Company expects its Board of Directors to evaluate its dividend rate annually with its declaration in the first quarter of each year. In the first quarter of 2017, the Board voted to keep the regular quarterly dividend rate even with 2016, 2015 and 2014, at $0.68. In the first quarter of 2014, the Board increased the regular quarterly dividend per share to $0.68 per share from the $0.62 per share declared in 2013. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations, the impacts of changes in foreign currency exchange rates, the ability to access internationally generated cash or other cash needs, as well as compliance with Delaware law regarding capital surplus. As well, if there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.
Stock Option Exercises
During 2016, 2015 and 2014, the Company received proceeds of $0.8 million, $16.1 million and $15.7 million, respectively, related to the exercise of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.
Stock Repurchases
In January 2017, the Company's Board of Directors extended its existing share repurchase authorization for open market share repurchases, which allows up to $2.0 billion to be spent, through February 1, 2020. During 2014 the Company repurchased in the open market 1.2 million shares under this program at an aggregate cost of $84.3 million. There were no share repurchases under this program during 2015 and 2016. Since inception of the program in May 2007, and through December 31, 2016, the Company repurchased 21.3 million shares at an aggregate cost of $1.29 billion. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times consolidated funded debt (as defined in the Company's Credit Agreement). Based on the Company’s current debt level, its expected disbursements for dividends and its projected 2017 cash flow and its timing during the year, the Company does not currently plan to make open market share repurchases in 2017.
Employees are also allowed to use shares to pay withholding taxes, up to the minimum statutory amount, related to activity under all of the Company's stock incentive plans. For 2016, 2015 and 2014, the value of shares used for withholding taxes was $1.7 million, $1.5 million and $8.0 million, respectively, which is included as stock repurchases in the Consolidated Statement of Cash Flows.

Contractual Obligations
The following summarizes the Company’s contractual obligations at December 31, 2016 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$711.9	$105.9	$3.2	$601.8	$1.0
Interest payments on long term obligations	129.4	29.0	57.5	42.9	—
Pension benefits	142.3	13.2	38.6	23.9	66.6
Post-employment medical benefits	17.1	1.8	3.3	2.9	9.1
Income tax payments (a)	2.0	2.0	—	—	—
Capital commitments (b)	3.6	3.6	—	—	—
Operating lease obligations	110.2	30.3	38.2	13.4	28.3
Total contractual obligations (c)	$1,116.5	$185.8	$140.8	$684.9	$105.0
____________________

(a)
Other than the amount presented, the Company has not included in the table above, amounts related to its unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 31, 2016 the Company’s total gross unrecognized tax positions were $20.7 million. It is reasonably possible that the amount of uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(b)	Capital commitments represent signed agreements as of December 31, 2016 on several capital projects in process at the Company’s various units.

(c)	The table excludes information on recurring purchases of inventory as these purchase orders are non-binding, are generally consistent from year to year, and are short-term in nature.

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

Inventory Valuation
The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or the estimate of market value decreases, additional write-downs would be required.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2016 and December 26, 2015, the Company had valuation allowances against certain deferred tax assets totaling $24.8 million and $23.1 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. At the end of 2016, the Company had gross domestic deferred tax assets of $444.5 million against which a valuation allowance of $3.7 million has been provided. Of these total assets, $106.1 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance included assets of $92.8 million related to advanced payment agreements, which are expected to reverse over the next three years, and other deferred tax assets. The balance also included approximately $206.8 million of net foreign tax credits most of which would expire in the years 2018 through 2026 if not utilized. The Company estimates utilizing in 2017, between $80 to $90 million of the $206.8 million prior year foreign tax credits. The Company may choose to enter into additional advanced payment agreements with its foreign subsidiaries in the future. In addition, the Company has $6.4 million of federal net operating losses which would expire in the years 2020 through 2035 if not utilized, and $15.8 million of federal tax credits and other assets that have no expiration date. The balance also included $2.3 million of net state operating losses and other book versus tax asset differences of approximately $10.5 million.
The Company expects to have sufficient capacity to utilize all of the foreign tax credits through the generation of significant foreign source taxable income generated by intercompany royalties, mold rentals and future foreign dividends from then current earnings and cash flows. During 2016, the Company anticipates utilizing $61.5 million of foreign tax credits. The actual utilization amount will be finalized once the U.S. tax return is filed. In order to utilize the existing net foreign tax credits, the Company will be required to generate approximately $591 million of U.S. taxable foreign source income over the next nine years. The Company is projecting to generate U.S. taxable foreign source income in excess of the required amount to utilize all existing foreign tax credits associated with future foreign dividend repatriations. The Company expects to realize all of these assets in the normal course of business. In addition, certain tax planning transactions are available to the Company in order to facilitate realization of these benefits should they become necessary. The federal net operating losses are related to a subsidiary that is excluded from the federal consolidated tax return, and is engaged in land sales and development near the Company's Orlando, Florida headquarters. As such, the federal net operating losses do not impact the utilization of foreign tax credits. The Company believes the anticipated gains related to future sales of land and other income will be sufficient to realize, before they expire, the $6.4 million net operating loss of this subsidiary. These estimates are made based upon the Company's business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts are reflected in the period in which the change occurs.
As of December 31, 2016 and December 26, 2015, the Company's gross unrecognized tax benefit was $20.7 million and $21.8 million, respectively. During the year ended December 31, 2016, the accrual for uncertain tax positions decreased by $3.1 million primarily due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of changes in foreign exchange rates.

Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.1 million and $6.0 million as of December 31, 2016 and December 26, 2015, respectively. Interest and penalties included in the provision for income taxes totaled $1.1 million and $0.9 million for 2016 and 2014, respectively and no significant interest and penalties were included in the provision for income taxes for 2015.
The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of December 31, 2016, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
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
Goodwill and Intangible Assets
The Company’s goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company does not amortize its goodwill or indefinite-lived tradename intangible assets. Instead, the Company performs an annual impairment assessment of these assets, or more frequently if events or changes in circumstances indicate they may be impaired. In 2016, the Company performed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balance of $73.2 million associated with the Fuller Mexico reporting unit to be significant relative to total equity. Refer to Note 1 and Note 6 of the Consolidated Financial Statements regarding the annual process for evaluating goodwill and intangible assets and the specific assumptions used in the 2016 evaluations, respectively.
The amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 20 percent, was more in the third quarter of 2016 than in the 2015 assessment, primarily due to an increase in the estimated fair market value in connection with improved market pricing metrics and other observable market conditions, as well as a lower carrying value in 2016, reflecting the amortization of the definite-lived Fuller tradename. Though the estimated fair value of the reporting unit exceeded its carrying value in the annual assessment, a smaller sales force size and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations due to the change in the macro-economic environment in connection with the 2016 presidential election in the United States, which did have an impact on the business in the fourth quarter of 2016. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or the macro-economic impacts of the changing dynamic between the United States and Mexican governments, which could impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value. This could result in recording an impairment to the goodwill of Fuller Mexico, including prior to the 2017 annual assessment.

As of the date of the last valuation, holding all other assumptions constant, a one percent increase to the discount rate would reduce the amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value to 12 percent. Similarly, holding all assumptions constant, if the sales growth rates were reduced so that the average growth rate were 3 percent, the amount by which the estimated fair value exceeded its carrying value at September 2016 would be reduced from 20 percent to 8 percent.
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

Discount Rate	2016	2015	2014
U.S. Plans	3.9%	3.6%	3.9%
Foreign Plans	2.3	2.4	2.6
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

Expected rate of return	2016	2015	2014
U.S. Plans	8.3%	8.3%	8.3%
Foreign Plans	3.2	3.4	3.8
The following table highlights the potential impact on the Company’s annual pension expense due to changes in certain key assumptions with respect to the Company’s pension plans, based on assets and liabilities at December 31, 2016:

(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(1.6)	$1.8
Expected rate of return on plan assets change by 50 basis points	(0.5)	0.5

Other Post Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 4.0 percent, 3.8 percent, and 4.5 percent for the 2016, 2015 and 2014 fiscal years, respectively. A change in discount rate of 50 basis points would not materially change the annual expense associated with the plan.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR") as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout 2016 and currently, under the Credit Agreement, the base rate cannot be below zero. As of December 31, 2016, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.50 percent.
As of December 31, 2016, the Company had total borrowings of $104.0 million outstanding under its Credit Agreement, with $84.6 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges were outflows of $2.7 million and $17.0 million and an inflow $4.6 million in 2016, 2015 and 2014, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of December 31, 2016 were to buy U.S. dollars worth $60.5 million and euro $46.9 million and to sell Mexican pesos worth $32.6 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 31, 2016, the Company was in a net receivable position of approximately $9.4 million related to its currency hedges under forward contracts, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2017 cost of sales will include approximately $135 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil and natural gas), and as such, the price of these is typically strongly affected by the underlying price of those commodities. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $13 million compared with the prior year. For 2016, the Company estimates there was a $3.5 million positive local currency impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2015. For full year 2017, the estimated impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured is negative $9 million, as compared with 2016. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including exposure to tax and registration responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular Argentina, Egypt, India and Venezuela;

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

Item 8.	Financial Statements and Supplementary Data.
Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 31, 2016	December 26, 2015	December 27, 2014
Net sales	$2,213.1	$2,283.8	$2,606.1
Cost of products sold	715.0	744.4	884.0
Gross margin	1,498.1	1,539.4	1,722.1
Delivery, sales and administrative expense	1,170.8	1,217.6	1,346.1
Re-engineering and impairment charges	7.6	20.3	11.0
Gains on disposal of assets	27.3	13.7	2.7
Operating income	347.0	315.2	367.7
Interest income	3.4	2.4	3.0
Interest expense	48.8	47.6	46.5
Other expense	0.3	10.1	26.0
Income before income taxes	301.3	259.9	298.2
Provision for income taxes	77.7	74.1	83.8
Net income	$223.6	$185.8	$214.4
Basic earnings per common share	$4.43	$3.72	$4.28
Diluted earnings per common share	$4.41	$3.69	$4.20

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions)	December 31, 2016	December 26, 2015	December 27, 2014
Net income	$223.6	$185.8	$214.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(53.7)	(122.3)	(85.2)
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of ($0.4), $1.1 and ($1.3), respectively	0.6	(3.5)	5.6
Pension and other post-retirement income (costs), net of tax benefit (provision) of $0.4, ($6.2) and $4.7, respectively	3.6	12.5	(12.3)
Other comprehensive loss	(49.5)	(113.3)	(91.9)
Total comprehensive income	$174.1	$72.5	$122.5

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 31, 2016	December 26, 2015
ASSETS
Cash and cash equivalents	$93.2	$79.8
Accounts receivable, less allowances of $32.6 and $32.7, respectively	125.3	142.7
Inventories	240.4	254.6
Non-trade amounts receivable, net	64.9	45.5
Prepaid expenses and other current assets	21.5	27.9
Total current assets	545.3	550.5
Deferred income tax benefits, net	539.7	524.9
Property, plant and equipment, net	259.8	253.6
Long-term receivables, less allowances of $11.0 and $11.2, respectively	13.2	13.2
Tradenames, net	67.3	82.7
Goodwill	132.6	146.3
Other assets, net	29.9	27.0
Total assets	$1,587.8	$1,598.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$117.7	$126.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	105.9	162.5
Accrued liabilities	324.0	324.8
Total current liabilities	547.6	614.0
Long-term debt and capital lease obligations	606.0	608.2
Other liabilities	221.4	215.0
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	208.6	205.5
Retained earnings	1,455.3	1,371.2
Treasury stock, 12,969,165 and 13,170,517 shares, respectively, at cost	(880.2)	(894.3)
Accumulated other comprehensive loss	(571.5)	(522.0)
Total shareholders' equity	212.8	161.0
Total liabilities and shareholders' equity	$1,587.8	$1,598.2

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 28, 2013	63.6	$0.6	13.3	$(898.4)	$178.3	$1,289.2	$(316.8)	$252.9
Net income						214.4		214.4
Other comprehensive loss							(91.9)	(91.9)
Cash dividends declared ($2.72 per share)						(137.8)		(137.8)
Repurchase of common stock			1.2	(84.3)				(84.3)
Income tax benefit from stock and option awards					6.3			6.3
Stock and options issued for incentive plans			(0.6)	37.7	6.1	(17.6)		26.2
December 27, 2014	63.6	$0.6	13.9	$(945.0)	$190.7	$1,348.2	$(408.7)	$185.8
Net income						185.8		185.8
Other comprehensive loss							(113.3)	(113.3)
Cash dividends declared ($2.72 per share)						(137.5)		(137.5)
Income tax benefit from stock and option awards					6.0			6.0
Stock and options issued for incentive plans			(0.7)	50.7	8.8	(25.3)		34.2
December 26, 2015	63.6	$0.6	13.2	$(894.3)	$205.5	$1,371.2	$(522.0)	$161.0
Net income						223.6		223.6
Other comprehensive loss							(49.5)	(49.5)
Cash dividends declared ($2.72 per share)						(139.1)		(139.1)
Income tax provision from stock and option awards					(1.7)			(1.7)
Stock and options issued for incentive plans			(0.2)	14.1	4.8	(0.4)		18.5
December 31, 2016	63.6	$0.6	13.0	$(880.2)	$208.6	$1,455.3	$(571.5)	$212.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flow

	Year Ended
(In millions)	December 31, 2016	December 26, 2015	December 27, 2014
Operating Activities:
Net income	$223.6	$185.8	$214.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.5	62.4	63.7
Equity compensation	20.0	20.0	18.9
Unrealized foreign exchange losses	0.4	7.2	29.2
Amortization and write-off of deferred debt costs	0.6	0.8	0.6
Net gains on disposal of assets, including insurance recoveries	(25.8)	(13.1)	(2.5)
Provision for bad debts	11.1	12.8	13.5
Write-down of inventories	10.8	14.3	17.8
Non-cash impact of impairment costs and re-engineering	—	13.5	1.6
Net change in deferred income taxes	(32.9)	(45.2)	(59.9)
Excess tax benefits from share-based payment arrangements	(0.6)	(6.0)	(6.3)
Changes in assets and liabilities:
Accounts and notes receivable	0.9	(10.7)	(28.2)
Inventories	(2.8)	(8.2)	(39.5)
Non-trade amounts receivable	1.2	(1.6)	1.4
Prepaid expenses	(0.9)	(8.0)	(2.8)
Other assets	1.9	4.7	(1.1)
Accounts payable and accrued liabilities	(22.2)	11.4	25.5
Income taxes payable	(6.0)	(2.5)	24.9
Other liabilities	4.6	5.1	8.4
Net cash impact from hedging activity	(2.7)	(17.0)	4.6
Other	(0.1)	—	(0.1)
Net cash provided by operating activities	238.6	225.7	284.1
Investing Activities:
Capital expenditures	(61.6)	(61.1)	(69.4)
Proceeds from disposal of property, plant and equipment	35.9	18.0	7.1
Net cash used in investing activities	(25.7)	(43.1)	(62.3)
Financing Activities:
Dividend payments to shareholders	(138.8)	(138.0)	(135.5)
Proceeds from exercise of stock options	0.8	16.1	15.7
Repurchase of common stock	(1.7)	(1.5)	(92.3)
Repayment of long-term debt and capital lease obligations	(2.2)	(2.6)	(3.0)
Net change in short-term debt	(52.0)	(36.4)	(2.2)
Debt issuance costs	—	(0.7)	—
Excess tax benefits from share-based payment arrangements	0.6	6.0	6.3
Net cash used in financing activities	(193.3)	(157.1)	(211.0)
Effect of exchange rate changes on cash and cash equivalents	(6.2)	(22.7)	(61.1)
Net change in cash and cash equivalents	13.4	2.8	(50.3)
Cash and cash equivalents at beginning of year	79.8	77.0	127.3
Cash and cash equivalents at end of year	$93.2	$79.8	$77.0

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Principles of Consolidation. The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. The Company’s fiscal year ends on the last Saturday of December and included 53 weeks during 2016 and 52 weeks during 2015 and 2014.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and December 26, 2015, $9.6 million and $7.4 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
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
Inventories. Inventories are valued at the lower of cost or market on a first-in, first-out basis. Inventory cost includes cost of raw material, labor and overhead. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or the estimate of market value decreases, additional write-downs would be required.
Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs of such amounts included in property, plant and equipment were $21.3 million and $20.1 million at December 31, 2016 and December 26, 2015, respectively. Amortization cost related to internal use software development costs totaled $6.9 million, $5.7 million and $4.4 million in 2016, 2015 and 2014, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10 - 20
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5
Depreciation expense was $43.0 million, $46.5 million and $47.3 million in 2016, 2015 and 2014, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
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
When a determination of fair value of the Company's reporting units is necessary, it is determined by using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows including projections of revenue, costs, utilization of assets and capital requirements, along with an appropriate discount rate to be used. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.
Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite-lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 31, 2016 and December 26, 2015 were related to the acquisition of the Sara Lee direct-to-consumer businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets were as follows:

Weighted Average Estimated Useful Life
Indefinite-lived tradenames	Indefinite
Definite-lived tradename	10 years

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
The Company's definite-lived intangible asset relates to the Fuller tradename and has been amortized based on its estimated useful life of 10 years since August 2013. The Fuller tradename's useful life was estimated, at that time, based on the period that the tradename was expected to contribute directly to the Company's revenue. Definite-lived intangible assets are reviewed for impairment in a similar manner as property, plant and equipment as discussed above. Amortization related to definite-lived intangible assets is included in DS&A on the Consolidated Statements of Income. Intangible assets are further discussed in Note 6 to the Consolidated Financial Statements.
Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, additions of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
Programs are generally designed to recognize sales force members for achieving a primary objective. An example is to reward the independent sales force for holding a certain number of product demonstrations. In this situation, the Company offers a prize to sales force members that achieve the targeted number of product demonstrations over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded, in that meeting one level may result in receiving a piece of jewelry, with higher achievement resulting in more valuable prizes such as a television set or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded, and they would take on additional responsibilities for adding new sales force members and providing training and motivation to new and existing sales force members. Other business drivers, such as scheduling product demonstrations, increasing the number of sales force members, holding product demonstrations or increasing end consumer attendance at product demonstrations, may also be the focus of a program.
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
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $376.2 million, $378.7 million and $430.1 million in 2016, 2015 and 2014, respectively.
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
Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2016, 2015 and 2014 were $137.0 million, $139.3 million and $156.6 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $8.3 million, $13.4 million and $19.9 million in 2016, 2015 and 2014, respectively. Research and development costs totaled $18.3 million, $18.1 million and $19.3 million, in 2016, 2015 and 2014, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
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
The Company reports as a financing cash flow the tax benefits from share-based payment arrangements. For 2016, 2015 and 2014, the Company generated $0.6 million, $6.0 million and $6.3 million of excess tax benefits, respectively.
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
The elements of the earnings per share computations were as follows:

(In millions, except per share amounts)	2016	2015	2014
Net income	$223.6	$185.8	$214.4
Weighted-average shares of common stock outstanding	50.5	49.9	50.1
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.2	0.5	0.9
Weighted-average common and common equivalent shares outstanding	50.7	50.4	51.0
Basic earnings per share	$4.43	$3.72	$4.28
Diluted earnings per share	$4.41	$3.69	$4.20
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.4	0.9	0.4
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
The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany transactions, and certain accounts payable and accounts receivable. The Company also uses euro denominated borrowings under its Credit Agreement to hedge a portion of its net investment in foreign subsidiaries. Gains and losses on instruments designated as net equity hedges of net investments in a foreign subsidiary or on intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders' equity as a component of foreign currency translation adjustments within accumulated other comprehensive loss. Gains and losses on contracts designated as fair value hedges of accounts receivable, accounts payable and non-permanent intercompany transactions are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as cash flow hedges of identifiable foreign currency forecasted purchases are deferred and initially included in other comprehensive income. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense. See Note 8 to the Consolidated Financial Statements.

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
For Venezuela, the bolivar to U.S. dollar exchange rates used in translating the Company’s operating activity is based on the Simadi exchange mechanism created by the government. In 2016, 2015 and 2014, the net expense in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared with when it was sold was $4.3 million, $14.9 million and $42.4 million, respectively. The amounts related to remeasurement are included in other expense.
As of the end of 2016, the net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar were not material. In addition, there was $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the consolidated balance sheets.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

New Accounting Pronouncements. In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The August 2015 amendment also allows early adoption of the revenue standard, but not before the original effective date of December 15, 2016. In March and April 2016, the FASB issued amendments to provide clarification on implementation guidance. In May 2016, the FASB issued amendments to provide clarification on assessment of collectibility criteria, presentation of sales taxes and measurement of non-cash consideration. In addition, the amendment provided clarification and included simplification to transition guidance on contract modifications and completed contracts at transition. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. The Company has surveyed revenue recognition policies across each of its global operating segments, evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements. While there are expected to be changes in policy in certain units, the impact to the consolidated financial statements is not expected to be significant as the majority of the Company's transactions are not accounted for under industry-specific guidance that will be superseded by the new guidance and generally only consists of a single performance obligation to transfer promised goods.
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
In March 2016, the FASB issued an amendment to existing guidance regarding employee share-based payments. Under the amendment, all excess tax benefits and tax deficits will be recognized in the income statement. Regardless of the impact on taxes payable, the tax benefits will be recognized in the current period and excess tax benefits will be classified as an element of cash flow operating activities. In addition, the amendment included simplification to existing guidance on forfeitures, intrinsic value and the withholding of shares for participants' personal income taxes. This guidance is effective for fiscal years beginning after December 15, 2016 and will be adopted by the Company as of the beginning of 2017. There will be an impact of adopting this standard on the consolidated financial statements that likely will lead to increased volatility of the Company's tax rate that will be dependent on the timing and intrinsic value of future share-based compensation award exercises.
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
In October 2016, the FASB issued an amendment to existing guidance on income tax consequences of intra-entity transfers of assets other than inventory. Under the amendment, the income tax consequences of an intra-entity transfer of an asset other than inventory will be recognized when the transfer occurs. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In November 2016, the FASB issued an amendment to existing guidance on classification and presentation of changes in restricted cash on the statement of cash flows. Under the amendment, the restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the total cash balance for the period on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this amendment will not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued an amendment to existing guidance on Goodwill Impairment to simplify goodwill measurement. This guidance eliminated step 2 from the goodwill impairment test, and instead goodwill shall be tested by comparing the fair value of a reporting unit with its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the fair value will be recognized; however the loss recognized will not exceed the total amount of goodwill. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, any impairment losses recognized under the new guidance could differ significantly and occur more frequently compared with amounts recognized under current guidance, particularly as it relates to the $73.2 million goodwill recorded in Fuller Mexico.
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
The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2016	2015	2014
Severance	$5.4	$5.0	$7.4
Other	2.2	1.8	3.6
Total re-engineering charges	$7.6	$6.8	$11.0
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
Pretax costs incurred in connection with the re-engineering program included above and other amounts allocated to cost of products sold were as follows:

(In millions)	2016	2015	2014
Re-engineering charges	$7.6	$6.8	$11.0
Cost of products sold	—	—	2.3
Total pretax re-engineering costs	$7.6	$6.8	$13.3
The balances included in accrued liabilities related to re-engineering and impairment charges as of December 31, 2016, December 26, 2015, and December 27, 2014 were as follows:

(In millions)	2016	2015	2014
Beginning balance	$1.7	$2.4	$2.6
Provision	7.6	6.8	11.0
Non-cash charges	(0.3)	(0.2)	(1.8)
Cash expenditures:
Severance	(5.2)	(5.8)	(7.1)
Other	(2.2)	(1.5)	(2.3)
Ending balance	$1.6	$1.7	$2.4
The accrual balance as of December 31, 2016, related primarily to severance payments to be made by the end of the second quarter of 2017. In connection with the decision to cease operating the Armand Dupree business in the United States and the Nutrimetics business in Thailand, the Company recorded in 2014 charges of $1.9 million and $0.4 million, respectively, in cost of sales for inventory obsolescence.

In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure and created a new exchange mechanism called Simadi that provided an exchange rate significantly lower than the rate available to the Company at that time. As a result, and based on the perceived impact of this change to the operations of its Venezuelan unit, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela at that time. This evaluation involved performing an undiscounted cash flow analysis to determine if the carrying value of the assets were recoverable and whether the amount included on the balance sheet was greater than fair value. The Company considered many economic and operating factors, including uncertainty surrounding the interpretation and enforcement of certain product pricing restrictions in Venezuela, the inability at that time to obtain the necessary raw materials locally to meet production demands and the significant decline in the global price of oil. Due, at least in part, to the decline of the global price of oil, the Venezuelan government has not made U.S. dollars widely available through any of the exchange mechanisms it has had in place. Given the devaluation of the Venezuelan bolivar compared with the U.S. dollar, and the lack of U.S dollars available to use for the purchase of raw materials for on-going operations, the Company did not believe it would be able to operate the business profitably. As a result, the Company concluded that the carrying value of the long-term fixed assets in Venezuela was not recoverable. The Company then estimated the fair value of the long-term fixed assets using estimated selling prices available in Venezuela. The primary assets that were considered to continue to maintain a marketable value in Venezuela included commercial office space, a show room and parking spaces. As a result of this evaluation in the first quarter of 2015, the Company recorded an impairment charge of $13.5 million to reduce the long-term fixed asset carrying value in Venezuela to the $2.2 million estimated fair value at that time, which is considered a non-recurring Level 3 measurement within the fair value hierarchy.

Note 3:	Inventories

(In millions)	2016	2015
Finished goods	$189.4	$203.2
Work in process	23.0	21.0
Raw materials and supplies	28.0	30.4
Total inventories	$240.4	$254.6

Note 4:	Property, Plant and Equipment

(In millions)	2016	2015
Land	$36.7	$35.3
Buildings and improvements	194.1	194.1
Molds	624.7	624.7
Production equipment	264.3	270.6
Distribution equipment	37.4	36.3
Computer/telecom equipment	45.2	46.2
Furniture and fixtures	15.8	10.9
Capitalized software	69.5	76.0
Construction in progress	29.3	26.6
Total property, plant and equipment	1,317.0	1,320.7
Less accumulated depreciation	(1,057.2)	(1,067.1)
Property, plant and equipment, net	$259.8	$253.6

Note 5:	Accrued and Other Liabilities
Accrued Liabilities

(In millions)	2016	2015
Income taxes payable	$23.1	$25.0
Compensation and employee benefits	73.0	83.4
Advertising and promotion	57.6	62.1
Taxes other than income taxes	24.5	22.3
Pensions	2.7	4.0
Post-retirement benefits	1.7	1.9
Dividends payable	34.4	34.3
Foreign currency contracts	31.7	14.6
Other	75.3	77.2
Total accrued liabilities	$324.0	$324.8
Other Liabilities

(In millions)	2016	2015
Post-retirement benefits	$15.4	$16.4
Pensions	123.0	126.4
Income taxes	22.5	18.7
Deferred income tax	17.6	16.9
Other	42.9	36.6
Total other liabilities	$221.4	$215.0

Note 6:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation.
In the third quarters of 2016 and 2015, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company only considers the goodwill balance of $73.2 million associated with the Fuller Mexico reporting unit to be significant relative to total equity.
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

The significant assumptions for the Fuller Mexico step 1 analysis included annual revenue growth rates, beginning in 2017, ranging from 1 percent to 5 percent with an average growth rate of 4 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 14.8 percent.
The amount by which the estimated fair value of the Fuller Mexico reporting unit exceeded its carrying value, at 20 percent, was more in the third quarter of 2016 than in the 2015 assessment, primarily due to an increase in the estimated fair market value in connection with improved market pricing metrics and other observable market conditions, as well as a lower carrying value in 2016, reflecting the amortization of the definite-lived Fuller tradename. Though the estimated fair value of the reporting unit exceeded its carrying value in the annual assessment, a smaller sales force size and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations due to the change in the macro-economic environment in connection with the 2016 presidential election in the United States, which did have an impact on the business in the fourth quarter of 2016. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or the macro-economic impacts of the changing dynamic between the United States and Mexican governments, which could impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value. This could result in recording an impairment to the goodwill of Fuller Mexico, including prior to the 2017 annual assessment.
During the fourth quarter of 2016, the Company made the decision to combine NaturCare Japan and Tupperware Japan into a single operating segment in connection with on-going actions to stream-line operations in that geography. As a result, the goodwill previously associated with the NaturCare reporting unit was re-allocated between Japan, Korea and Malaysia/Singapore based on relative fair value of their respective NaturCare operations. The goodwill now associated with the respective operating segments is not considered significant relative to the total equity of the Company. These changes did not impact the geographical reporting segments.
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
The Company has estimated a 10 year useful life for the Fuller tradename with amortization to be recorded on a straight-line basis. Amortization expense recorded in 2016, 2015 and 2014 related to the Fuller tradename was $7.6 million, $8.8 million, and $10.2 million, respectively. The decreasing annual expense reflects the weakening of the Mexican peso to U.S. dollar exchange rate.
The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 31, 2016, December 26, 2015 and December 27, 2014:

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Gross goodwill balance at December 27, 2014	$30.3	$75.4	$16.3	$142.6	$4.8	$269.4
Effect of changes in exchange rates	(1.4)	(0.7)	—	(15.1)	(1.2)	(18.4)
Gross goodwill balance at December 26, 2015	28.9	74.7	16.3	127.5	3.6	251.0
Effect of changes in exchange rates	0.4	1.2	—	(15.4)	0.1	(13.7)
Gross goodwill balance at December 31, 2016	$29.3	$75.9	$16.3	$112.1	$3.7	$237.3

(In millions)	Europe	Asia Pacific	TW North America	Beauty North America	South America	Total
Cumulative impairments as of December 27, 2014	$24.5	$41.3	$—	$38.9	$—	$104.7
Goodwill impairment	—	—	—	—	—	—
Cumulative impairments as of December 26, 2015	24.5	41.3	—	38.9	—	104.7
Goodwill impairment	—	—	—	—	—	—
Cumulative impairments as of December 31, 2016	$24.5	$41.3	$—	$38.9	$—	$104.7
The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 31, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$20.6	$—	$20.6
Definite-lived tradename	70.0	23.3	46.7
Total intangible assets	$90.6	$23.3	$67.3

	December 26, 2015
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$20.1	$—	$20.1
Definite-lived tradename	81.7	19.1	62.6
Total intangible assets	$101.8	$19.1	$82.7
A summary of the identifiable intangible asset account activity is as follows:

	Year Ended
(In millions)	December 31, 2016	December 26, 2015
Beginning balance	$101.8	$116.8
Effect of changes in exchange rates	(11.2)	(15.0)
Ending balance	$90.6	$101.8
Amortization expense was $7.6 million, $10.2 million and $11.8 million in 2016, 2015 and 2014, respectively. The estimated annual amortization expense associated with the above intangibles for each of the five succeeding years is $7.0 million.

Note 7:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2016	2015
Fixed rate Senior Notes due 2021	$599.4	$599.3
Five year Revolving Credit Agreement	104.0	155.8
Belgium facility capital lease	8.4	10.6
Other	0.1	5.0
Total debt obligations	711.9	770.7
Less current portion	(105.9)	(162.5)
Long-term debt and capital lease obligations	$606.0	$608.2

(Dollars in millions)	2016	2015
Total short-term borrowings at year-end	$104.0	$160.4
Weighted average interest rate at year-end	1.5%	1.5%
Average short-term borrowings during the year	$357.4	$394.9
Weighted average interest rate for the year	1.8%	1.5%
Maximum short-term borrowings during the year	$429.3	$444.8
Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.75% Senior Notes due June 1, 2021 under an indenture (the "Indenture"), entered into by the Company and its 100% subsidiary, Dart Industries Inc. (the “Guarantor”). These Senior Notes were sold at a discount.
On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes") in a registered public offering. As a result of the 2013 issuance, the Company recorded a premium of $7.6 million to be amortized over the life of the Senior Notes. The Company also incurred $1.5 million in deferred financing costs.
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
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 31, 2016, the Company was in compliance with all of its covenants.
Credit Agreement
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated September 11, 2013, as amended by Amendment No. 1 dated June 2, 2014 (as so amended, the “Credit Agreement”). The terms and structure of the Credit Agreement remained largely the same. The Amendment (i) reduced the aggregate amount available to the Company and the Subsidiary Borrower under the Credit Agreement from $650 million to $600 million (the “Facility Amount”), (ii) extended the final maturity date of the Credit Agreement from September 11, 2018 to June 9, 2020, and (iii) amended the applicable margins for borrowings and the commitment fee to be generally more favorable for the Company. The Credit Agreement continues to provide (a) a revolving credit facility, available up to the full amount of the Facility Amount, (b) a letter of credit facility, available up to $50 million of the Facility Amount, and (c) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions including the agreement of the lenders. As of December 31, 2016, the Company had total borrowings of $104.0 million outstanding under its Credit Agreement, with $84.6 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement and uncommitted lines during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.
Loans made under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates. The Company generally selects the London Interbank Offered Rate ("LIBOR") for the applicable currency and interest period as its base for its interest rate. As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by a pricing schedule and is based upon the better for the Company of (a) the ratio (the "Consolidated Leverage Ratio") of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. As of December 31, 2016, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.50 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of December 31, 2016, and currently, the Company had considerable cushion under its financial covenants.

The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to the Credit Agreement as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
At December 31, 2016, the Company had $577.0 million of unused lines of credit, including $494.7 million under the committed, secured Credit Agreement, and $82.3 million available under various uncommitted lines around the world. Interest paid on total debt, including forward points on foreign currency contracts, in 2016, 2015 and 2014 was $47.4 million, $47.8 million and $44.0 million, respectively.
Contractual Maturities
Contractual maturities for debt obligations at December 31, 2016 are summarized by year as follows (in millions):

Year ending:	Amount
December 30, 2017	$105.9
December 29, 2018	1.8
December 28, 2019	1.4
December 26, 2020	1.2
December 25, 2021	600.6
Thereafter	1.0
Total	$711.9
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
Following is a summary of significant capital lease obligations at December 31, 2016 and December 26, 2015:

(In millions)	December 31, 2016	December 26, 2015
Gross payments	$9.4	$12.2
Less imputed interest	1.0	1.6
Total capital lease obligation	8.4	10.6
Less current maturity	1.8	1.8
Capital lease obligation - long-term portion	$6.6	$8.8

Note 8:	Derivative Financial Instruments
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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. In 2016, 2015 and 2014, forward points on fair value hedges resulted in pretax gains of $15.7 million, $14.1 million and $10.3 million, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one to fifteen months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in Non-trade amounts receivable or accrued liabilities, as applicable. The balance in accumulated other comprehensive loss, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a deferred gain of $4.9 million, $4.3 million and $7.8 million as of December 31, 2016, December 26, 2015 and December 27, 2014, respectively. In 2016, 2015 and 2014, the Company recorded in other comprehensive loss, net of tax, net (losses)/gains associated with cash flow hedges of $0.6 million, $(3.5) million and $5.6 million, respectively, which represents the net change to accumulated other comprehensive income on the Company's balance sheet related to these type of hedges.
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net gain of $28.6 million, $54.6 million and $25.5 million associated with these hedges in 2016, 2015 and 2014, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the years ended 2016, 2015 and 2014 were outflows of $2.7 million, $17.0 million and an inflow of $4.6 million, respectively. The cash flow impact of certain of these exposures is in turn partially offset by certain hedges of net equity.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of December 31, 2016 and December 26, 2015, the notional amounts of outstanding forward contracts to purchase currencies were $116.7 million and $141.9 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $109.6 million and $137.4 million, respectively. As of December 31, 2016, the notional values of the largest positions outstanding were to purchase U.S. dollars $60.5 million and euro $46.9 million and to sell Mexican pesos $32.6 million.

The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of December 31, 2016 and December 26, 2015. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	2016	2015	Balance sheet location	2016	2015
Foreign exchange contracts	Non-trade amounts receivable	$41.1	$21.5	Accrued liabilities	$31.7	$14.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the years ended December 31, 2016, December 26, 2015 and December 27, 2014:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2016	2015	2014		2016	2015	2014
Foreign exchange contracts	Other expense	$(41.8)	$(83.6)	$(36.6)	Other expense	$42.1	$83.8	$35.0
The following table summarizes the impact of Company's hedging activities on comprehensive income for the years ended December 31, 2016, December 26, 2015 and December 27, 2014:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amounts excluded from effectiveness testing)
Cash flow hedging relationships	2016	2015	2014		2016	2015	2014		2016	2015	2014
Foreign exchange contracts	$6.7	$14.5	$15.9	Cost of products sold	$5.7	$19.2	$9.1	Interest expense	$(5.6)	$(7.7)	$(4.9)
Net equity hedging relationships
Foreign exchange contracts	41.0	74.2	38.8	Other expense	—	—	—	Interest expense	(20.8)	(16.8)	(13.3)
Euro denominated debt	3.7	11.1	1.1
The Company's theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain was $9.4 million, $6.9 million and $4.7 million at December 31, 2016, December 26, 2015 and December 27, 2014, respectively, and were recorded either in Non-trade amounts receivable or accrued liabilities, depending upon the net position of the individual contracts. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

Note 9:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 31, 2016 and December 26, 2015. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $640.8 million at December 31, 2016, compared with the carrying value of $599.4 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 8 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 10:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
December 28, 2013	$(283.1)	$2.2	$(35.9)	$(316.8)
Other comprehensive income (loss) before reclassifications	(85.2)	12.7	(14.9)	(87.4)
Amounts reclassified from accumulated other comprehensive loss	—	(7.1)	2.6	(4.5)
Net other comprehensive income (loss)	(85.2)	5.6	(12.3)	(91.9)
December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(122.3)	11.3	8.9	(102.1)
Amounts reclassified from accumulated other comprehensive loss	—	(14.8)	3.6	(11.2)
Net other comprehensive income (loss)	(122.3)	(3.5)	12.5	(113.3)
December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive income (loss) before reclassifications	(53.7)	4.9	(0.9)	(49.7)
Amounts reclassified from accumulated other comprehensive loss	—	(4.3)	4.5	0.2
Net other comprehensive income (loss)	(53.7)	0.6	3.6	(49.5)
December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $5.7 million, $19.2 million and $9.1 million in 2016, 2015 and 2014, respectively. Associated with these items were tax provisions of $1.4 million, $4.4 million and $2.0 million in 2016, 2015 and 2014, respectively. See Note 8 for further discussion of derivatives.
In 2016, 2015 and 2014, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $1.2 million, $1.3 million and $0.8 million, respectively, and pension settlement costs of $3.9 million, $1.6 million and $1.8 million, respectively, and actuarial losses of $2.6 million, $4.5 million and $2.6 million, respectively. Associated with these items were tax benefits of $0.8 million, $1.2 million and $1.0 million, respectively. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 11:	Statements of Cash Flows Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes in certain jurisdictions. In 2016, 2015 and 2014, 30,703, 22,344 and 102,405 shares, respectively, were retained to fund withholding taxes, with values totaling $1.7 million, $1.5 million and $8.0 million, respectively, which were included as a component of stock repurchases in the Consolidated Statement of Cash Flows.
During the first quarter of 2014 and the fourth quarter of 2015, the Company entered into joint ventures with a real estate development partner. The Company contributed land to each joint venture in exchange for 50 percent ownership in each joint venture. The carrying value of the land contributed in 2015 and 2014 was $0.8 million and $3.1 million, respectively. The joint ventures were sold in the third quarter of 2016 with the related proceeds recorded under the proceeds from disposal of property, plant and equipment caption in the Consolidated Statement of Cash flows.
There were no capital lease arrangements initiated in 2016, 2015 or 2014.

Note 12:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2016	2015	2014
Domestic	$(44.8)	$(67.5)	$(35.5)
Foreign	346.1	327.4	333.7
Total	$301.3	$259.9	$298.2
The domestic and foreign components of income (loss) before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.
The provision (benefit) for income taxes was as follows:

(In millions)	2016	2015	2014
Current:
Federal	$(23.8)	$(22.8)	$11.5
Foreign	114.1	92.6	114.8
State	1.4	(0.8)	1.5
	91.7	69.0	127.8
Deferred:
Federal	(14.7)	(13.8)	(40.6)
Foreign	0.2	18.2	(1.9)
State	0.5	0.7	(1.5)
	(14.0)	5.1	(44.0)
Total	$77.7	$74.1	$83.8

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2016	2015	2014
Amount computed using statutory rate	$105.5	$91.0	$104.4
Increase (reduction) in taxes resulting from:
Net impact from repatriating foreign earnings and direct foreign tax credits	(16.3)	(7.9)	(17.7)
Foreign income taxes	(7.5)	(4.6)	(20.6)
Impact of non-deductible currency translation losses	—	3.1	19.0
Impact of changes in U.S. tax legislation	(2.7)	—	—
Other changes in valuation allowances for deferred tax assets	(0.1)	(0.4)	(0.5)
Foreign and domestic tax audit settlement and adjustments	—	(2.4)	—
Other	(1.2)	(4.7)	(0.8)
Total	$77.7	$74.1	$83.8
The effective tax rates are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates. During 2014, the tax rate was impacted by the devaluation of the Venezuelan bolivar that generated losses for which there was no tax benefit.
Deferred tax assets (liabilities) were composed of the following:

(In millions)	2016	2015
Purchased intangibles	$(21.7)	$(26.6)
Other	(14.1)	(9.2)
Gross deferred tax liabilities	(35.8)	(35.8)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	301.2	293.6
Employee benefits accruals	63.1	63.2
Deferred costs	92.2	80.7
Fixed assets basis differences	22.4	33.6
Capitalized intangibles	34.2	32.7
Other accruals	32.1	27.8
Accounts receivable	11.3	10.5
Post-retirement benefits	7.1	7.5
Depreciation	13.4	7.2
Inventory	6.4	10.0
Gross deferred tax assets	583.4	566.8
Valuation allowances	(24.8)	(23.1)
Net deferred tax assets	$522.8	$507.9

At December 31, 2016, the Company had domestic federal loss carryforward of $18.0 million, resulting in a domestic deferred tax asset of $6.4 million and state loss carry forwards of $161.0 million, state deferred tax assets of $6.0 million and a valuation allowance of $3.7 million. The Company had foreign net operating loss carry forwards of $213.8 million, resulting in a deferred tax asset of $62.2 million and a valuation allowance of $21.1 million. Of the total foreign and domestic net operating loss carry forwards, $304.2 million expire at various dates from 2017 to 2036, while the remainder have unlimited lives. This balance included net deferred tax assets of $6.4 million for federal net operating losses, which would expire in the years 2020 through 2035 if not utilized, $25.2 million of foreign net operating losses which would expire in 2026 if not utilized and no foreign net operating losses which would expire in 2017. During 2016, the Company realized net cash benefits of $1.4 million related to foreign net operating loss carry forwards. At December 31, 2016 and December 26, 2015, the Company had estimated gross foreign tax credit carry forwards of $215.0 million and $218.6 million, respectively, most of which would expire in 2018 through 2025 if not utilized. Deferred costs in December 31, 2016 included assets of $92.8 million related to advanced payment agreements entered into by the Company with its foreign subsidiaries, which are expected to reverse during the next three years.
As of December 31, 2016 and December 26, 2015, the Company's gross unrecognized tax benefit was $20.7 million and $21.8 million, respectively. During the year ended December 31, 2016, the accrual for uncertain tax positions decreased by $3.1 million primarily due to the expiration of the statute of limitations in various jurisdictions. During the year, the balance increased due to uncertain positions taken in various foreign tax jurisdictions that were partially offset by the impact of changes in foreign exchange rates. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based upon expected future domestic results, future foreign dividends from then current year earnings and cash flows and other foreign source income, including rents and royalties, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. In addition, certain tax planning transactions may be entered into to facilitate realization of these benefits. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. Consequently, future material changes in the valuation allowance are possible. The credit and net operating loss carry forwards increased by $7.6 million, in 2016, primarily due to an increase in credits for net operating losses. The increase in deferred costs of $11.5 million in 2016, was due to increase related to advanced payments during the year, netted against reversals of prior year payments.
The Company paid income taxes in 2016, 2015 and 2014 of $108.3 million, $106.4 million and $117.0 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $1.3 million, $2.6 million and $3.4 million in 2016, 2015 and 2014, respectively.
As of December 31, 2016 and December 26, 2015, the Company's gross unrecognized tax benefit was $20.7 million and $21.8 million, respectively. The Company estimates that approximately $19.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2016	2015	2014
Balance, beginning of year	$21.8	$22.5	$27.4
Additions based on tax positions related to the current year	2.7	3.3	3.9
Additions for tax positions of prior year	1.2	3.4	1.2
Reduction for tax positions of prior years	(1.2)	(1.6)	(3.1)
Settlements	—	(1.1)	(1.9)
Reductions for lapse in statute of limitations	(3.1)	(3.2)	(3.7)
Impact of foreign currency rate changes versus the U.S. dollar	(0.7)	(1.5)	(1.3)
Balance, end of year	$20.7	$21.8	$22.5
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.1 million and $6.0 million as of December 31, 2016 and December 26, 2015, respectively. Interest and penalties included in the provision for income taxes totaled $1.1 million and $0.9 million for 2016 and 2014, respectively and no significant interest and penalties included in the provision for income taxes for 2015.

During the year ended December 31, 2016, the accrual for uncertain tax positions decreased by $3.1 million primarily due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of changes in foreign exchange rates.
During the year ended December 26, 2015, the accrual for uncertain tax positions decreased by $1.1 million primarily as a result of the Company agreeing to tax settlements in various foreign jurisdictions, as well as a $3.2 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken in various foreign tax jurisdictions were partially offset by the impact of changes in foreign exchange rates.
During the year ended December 27, 2014, the accrual for uncertain tax positions decreased by $1.9 million primarily as a result of the Company agreeing to transfer pricing settlements in various foreign jurisdictions and entering into an Advanced Pricing Agreement, as well as a $3.7 million decrease of accruals for uncertain tax positions due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken in various foreign tax jurisdictions were partially offset by the impact of foreign exchange rates.
The Company operates globally and files income tax returns in the United States with federal and various state agencies, and in foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. tax for years before 2002, Australia (2011), Brazil (2005), China (2004), France (2011), Germany (2011), Greece (2009), India (2002), Indonesia (2009), Italy (2011), Malaysia (2009), Mexico (2005), and South Africa (2010), with limited exceptions.
The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.0 million. For the remaining balance as of December 31, 2016, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
As of December 31, 2016, the Company had foreign undistributed earnings of $1.2 billion where it is the Company's intent that the earnings be reinvested indefinitely. Consequently, the Company has not provided for U.S. deferred income taxes on these undistributed earnings. The determination of the amount of unrecognized deferred U.S. income tax liability associated with these undistributed earnings is not practicable because of the complexities associated with the calculation.
The Company recognized $1.7 million of expense, and $6.0 million and $6.3 million of benefits for deductions, associated with the exercise of employee stock options in 2016, 2015 and 2014, respectively. These changes were added directly to paid-in capital, and were not reflected in the provision for income taxes.

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

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Post-retirement benefits		Pension benefits
(In millions)	2016	2015	2016	2015	2016	2015
Change in benefit obligations:
Beginning balance	$59.2	$67.6	$18.3	$20.4	$183.3	$197.7
Service cost	0.3	0.3	0.1	0.1	11.3	10.3
Interest cost	2.2	2.3	0.7	0.7	4.5	4.5
Actuarial (gain) loss	(2.9)	(8.6)	(0.2)	(1.0)	7.3	(0.6)
Benefits paid	(0.9)	(2.2)	(1.9)	(1.8)	(7.8)	(11.1)
Impact of exchange rates	—	—	—	(0.1)	(11.0)	(16.8)
Plan participant contributions	—	—	—	—	0.8	4.2
Settlements/Curtailments	(8.1)	(0.2)	—	—	(8.8)	(4.9)
Ending balance	$49.8	$59.2	$17.0	$18.3	$179.6	$183.3
Change in plan assets at fair value:
Beginning balance	$33.9	$35.5	$—	$—	$78.2	$79.3
Actual return on plan assets	2.8	0.3	—	—	2.2	3.1
Company contributions	—	0.8	1.9	1.8	14.2	12.1
Plan participant contributions	—	—	—	—	0.8	4.2
Benefits and expenses paid	(1.6)	(2.5)	(1.9)	(1.8)	(7.8)	(11.1)
Impact of exchange rates	—	—	—	—	(1.9)	(4.6)
Settlements	(8.1)	(0.2)	—	—	(8.8)	(4.8)
Ending balance	$27.0	$33.9	$—	$—	$76.9	$78.2
Funded status of plans	$(22.8)	$(25.3)	$(17.0)	$(18.3)	$(102.7)	$(105.1)
Amounts recognized in the balance sheet consisted of:

(In millions)	December 31, 2016	December 26, 2015
Accrued benefit liability	$(142.5)	$(148.7)
Accumulated other comprehensive loss (pretax)	44.4	47.6
Items not yet recognized as a component of pension expense as of December 31, 2016 and December 26, 2015 consisted of:

	2016		2015
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$2.2	$—	$2.1	$—
Prior service cost (benefit)	1.1	(7.3)	1.2	(8.7)
Net actuarial loss	47.4	1.0	51.7	1.3
Accumulated other comprehensive loss(income) pretax	$50.7	$(6.3)	$55.0	$(7.4)

Components of other comprehensive loss (income) for the years ended December 31, 2016 and December 26, 2015 consisted of the following:

	2016		2015
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Net prior service cost (benefit)	—	1.3	(0.1)	1.9
Net actuarial (gain)	(12.3)	(0.2)	(13.2)	(1.6)
Impact of exchange rates	8.0	—	(5.6)	—
Other comprehensive (income) loss	$(4.3)	$1.1	$(18.9)	$0.3
In 2017, the Company expects to recognize a prior service benefit of approximately $1.4 million and a net actuarial loss of $2.1 million as components of pension and post-retirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 31, 2016 and December 26, 2015 was $205.7 million and $211.1 million, respectively. At December 31, 2016 and December 26, 2015, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $196.9 million and $185.3 million, and the fair value of their assets was $93.7 million and $83.7 million as of December 31, 2016 and December 26, 2015, respectively. At December 31, 2016 and December 26, 2015, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.
The costs associated with all of the Company's plans were as follows:

	Pension benefits			Post-retirement benefits
(Dollars in millions)	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost and expenses	$11.8	$10.8	$10.8	$0.1	$0.1	$0.1
Interest cost	6.7	6.9	8.6	0.7	0.7	1.1
Return on plan assets	(5.3)	(5.3)	(5.8)	—	—	—
Settlement/Curtailment	3.9	1.7	1.8	—	—	—
Employee contributions	(0.2)	(0.2)	(0.3)	—	—	—
Net deferral	2.7	4.5	2.7	(1.3)	(1.3)	(0.6)
Net periodic benefit cost (income)	$19.6	$18.4	$17.8	$(0.5)	$(0.5)	$0.6
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	3.9%	3.6%	3.9%	4.0%	3.8%	4.5%
Discount rate, benefit obligations	3.7	3.9	3.5	4.0	4.0	3.8
Return on plan assets	8.3	8.3	8.3	n/a	n/a	n/a
Salary growth rate, net periodic benefit cost	—	3.0	3.0	n/a	n/a	n/a
Salary growth rate, benefit obligations	—	—	3.0	n/a	n/a	n/a
Foreign plans
Discount rate	2.3%	2.4%	2.6%	n/a	n/a	n/a
Return on plan assets	3.2	3.4	3.8	n/a	n/a	n/a
Salary growth rate	2.9	3.1	3.2	n/a	n/a	n/a
____________________
n/a    Not applicable

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2016 was 8.3 percent and 3.2 percent, respectively, and 8.3 percent and 3.4 percent for 2015, respectively.
The Company determines the discount rate primarily by reference to rates on high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rates used to determine the benefit obligation for its U.S. and foreign plans for 2016 was 3.7 percent and 2.3 percent, respectively, and 3.9 percent and 2.4 percent for 2015, respectively.
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
The Company's weighted-average asset allocations at December 31, 2016 and December 26, 2015, by asset category, were as follows:

	2016		2015
Asset category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	62%	27%	63%	27%
Fixed income securities	38	16	37	16
Cash and money market investments	—	6	—	6
Guaranteed contracts	—	50	—	50
Other	—	1	—	1
Total	100%	100%	100%	100%

The fair value of the Company's pension plan assets at December 31, 2016 by asset category was as follows:

Description of assets (in millions)		December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$27.0	$—	$27.0	$—
Foreign plans:
Australia	Investment fund (b)	2.6	—	2.6	—
Switzerland	Guaranteed insurance contract (c)	28.5	—	—	28.5
Germany	Guaranteed insurance contract (c)	5.0	—	—	5.0
Belgium	Mutual fund (d)	21.8	21.8	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Korea	Guaranteed insurance contract (c)	4.0	—	—	4.0
Japan	Common/collective trust (e)	10.9	—	10.9	—
Philippines	Fixed income securities (f)	1.4	1.4	—	—
	Equity fund (f)	2.3	2.3	—	—
Total		$103.9	$25.5	$40.5	$37.9
The fair value of the Company's pension plan assets at December 26, 2015 by asset category was as follows:

Description of assets (in millions)		December 26, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$33.9	$—	$33.9	$—
Foreign plans:
Australia	Investment fund (b)	2.3	—	2.3	—
Switzerland	Guaranteed insurance contract (c)	30.9	—	—	30.9
Germany	Guaranteed insurance contract (c)	5.0	—	—	5.0
Belgium	Mutual funds (d)	21.8	21.8	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Korea	Guaranteed insurance contract (c)	2.4	—	—	2.4
Japan	Common/collective trust (e)	11.1	—	11.1	—
Philippines	Fixed income securities (f)	1.4	1.4	—	—
	Equity fund (f)	2.9	2.9	—	—
Total		$112.1	$26.1	$47.3	$38.7
~~____________________~~

(a)
The investment strategy of the U.S. pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. As of the years ended December 31, 2016 and December 26, 2015, the common trusts held 62 percent and 63 percent of its assets in equity securities and 38 percent and 37 percent in fixed income securities, respectively. The percentage of funds invested in equity securities at the end of 2016 and 2015, included: 10 percent in international stocks, 20 percent in small U.S. stocks in each year, and 32 percent and 33 percent in large U.S. stocks, respectively. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
For each period presented, the strategy of this fund is to achieve a long-term net return of at least 4 percent above inflation based on the Australian consumer price index over a rolling five-year period. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 31, 2016 and December 26, 2015, the percentage of funds held in investments included: Australian equities of 31 percent and 29 percent, other equities of listed companies outside of Australia of 41 percent and 42 percent, real estate of 9 percent and 10 percent, respectively, and government and corporate bonds of 12 percent and cash of 7 percent in each year.

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

(d)
The strategy of the Belgian plan in each period presented is to seek to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62 percent in equity securities and 38 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 31, 2016 and December 26, 2015, the percentage of funds held in various asset classes included: large-cap equities of European companies of 27 percent and 24 percent, small-cap equities of European companies of 17 percent and 19 percent, bonds, primarily from European and U.S. governments, of 32 percent and 31 percent, and money market fund of 17 percent and 18 percent, and equities outside of Europe, mainly in the U.S. and emerging markets, 7 percent and 8 percent, respectively.

(e)
The Company's strategy is to invest approximately 47 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 53 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 40 percent equities in Japanese listed securities, 7 percent in equities outside of Japan, 3 percent in cash and other short-term investments and 50 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100 percent of total funded assets as of December 31, 2016 and December 26, 2015. As of the end of December 31, 2016 and December 26, 2015, the allocation of funds within the common collective trust included: 40 percent and 50 percent in Japanese equities, 50 percent and 40 percent in Japanese bonds, respectively, and 7 percent in equities of companies based outside of Japan and 3 percent in cash and other short term investments in each year. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
(In millions)	December 31, 2016	December 26, 2015
Beginning balance	$38.7	$36.7
Realized gains	0.9	0.7
Purchases, sales and settlements, net	(0.4)	2.5
Impact of exchange rates	(1.3)	(1.2)
Ending balance	$37.9	$38.7

The Company expects to contribute $10.4 million to its U.S. and foreign pension plans and $1.8 million to its other U.S. post-retirement benefit plan in 2017.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $6.1 million, $7.4 million and $8.7 million for 2016, 2015 and 2014, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's U.S. and foreign plans (in millions):

Years	Pension benefits	Post-retirement benefits	Total
2017	$13.2	$1.8	$15.0
2018	15.9	1.7	17.6
2019	22.7	1.6	24.3
2020	11.7	1.5	13.2
2021	12.2	1.4	13.6
2022-2026	66.6	5.8	72.4

Note 14:	Incentive Compensation Plans
On May 24, 2016, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2016 Incentive Plan (the “2016 Incentive Plan”). The 2016 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2016 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 3,500,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2010 Incentive Plan, the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under the plans adopted before 2016. The total number of shares available for grant under the 2016 Incentive Plan as of December 31, 2016 was 4,050,366.
Under the 2016 Incentive Plan, non-employee directors receive approximately one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash. In addition, each non-employee director is eligible to receive a stock award in such form, at such time and in such amount as may be determined by the Nominating and Governance Committee of the Board of Directors.
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

	2016	2015	2014
Dividend yield	4.7%	4.3%	3.3%
Expected volatility	30%	36%	40%
Risk-free interest rate	2.1%	2.1%	2.1%
Expected life	7 years	7 years	7 years

Stock option activity for 2016, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 26, 2015	2,100,478	$56.92
Granted	666,848	58.90
Expired/Forfeited	(12,119)	59.79
Exercised	(32,242)	24.54
Outstanding at December 31, 2016	2,722,965	$57.78	$5.2
Exercisable at December 31, 2016	1,601,018	$57.37	$5.2
The intrinsic value of options exercised during 2016, 2015 and 2014 totaled $1.2 million, $20.8 million and $20.4 million, respectively. The average remaining contractual life on outstanding and exercisable options was 7.0 and 5.4, respectively, at the end of 2016. The weighted average estimated grant date fair value of 2016, 2015 and 2014 option grants was $10.67, $13.13 and $19.17 per share, respectively.
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
The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company over a three year performance period, as reflected through a measure of diluted earnings per share in the 2014 through 2016 grants.
The Company's market-vested awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary index and the Company's Compensation Peer Group (collectively, the "Comparative Group") over a three year performance period. The fair value per share of rTSR grants in 2016, 2015 and 2014 was $49.55, $64.21 and $70.85, respectively. The fair value was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.
In 2016, as a result of the Company's performance, the estimated number of shares expected to vest increased by 369 shares for the three performance share plans running during 2016.

Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2016 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date per share fair value
Outstanding at December 26, 2015	550,467	$69.71
Time-vested shares granted	180,207	59.06
Market-vested shares granted	30,019	49.55
Performance shares granted	89,321	49.95
Performance share adjustments	369	58.50
Vested	(221,583)	72.77
Forfeited	(25,860)	70.37
Outstanding at December 31, 2016	602,940	$61.28
The vesting date fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2016, 2015 and 2014 was $12.4 million, $20.9 million and $26.8 million, respectively. The weighted-average grant-date fair value per share of these types of awards in 2016, 2015 and 2014 was $55.39, $61.89 and $72.86, respectively.
For awards that are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares outstanding and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 18,174, 27,582 and 23,986 shares as of the end of 2016, 2015 and 2014, respectively. These outstanding cash settled awards had a fair value of $1.0 million at the end of 2016 and $1.5 million as of the end of 2015 and 2014.
Compensation expense associated with all stock-based compensation was $20.0 million, $20.0 million and $18.9 million in 2016, 2015 and 2014, respectively. The estimated tax benefit associated with this compensation expense was $7.2 million, $7.2 million and $6.8 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, total unrecognized stock based compensation expense related to all stock based awards was $27.4 million, which is expected to be recognized over a weighted average period of 24 months.
Expense related to earned cash performance awards of $18.7 million, $21.5 million and $13.2 million was included in the Consolidated Statements of Income for 2016, 2015 and December 27, 2014, respectively.
The Company's Board of Directors has authorized up to $2 billion of open market share repurchases under a program that began in 2007 and expires on February 1, 2020. During 2014, under this program, the Company repurchased 1.2 million shares at an aggregate cost of $84.3 million. There were no share repurchases under this program in 2015 and 2016. Since inception of the program, the Company has repurchased 21.3 million shares at an aggregate cost of $1.29 billion.

Note 15:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
Effective from the first quarter of 2016, the Nutrimetics business in France, previously reported in the Asia Pacific segment, is being reported in the Europe segment. Comparable information from prior periods has been reclassified to conform with the new presentation. In full year 2016, Nutrimetics France generated less than one half percent of total sales.
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

South America	Both housewares and beauty products under the Fuller®, Nutrimetics®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $368.5 million, $428.8 million and $510.8 million in 2016, 2015 and 2014, respectively.

(In millions)	2016	2015	2014
Net sales:
Europe	$559.4	$612.9	$740.6
Asia Pacific	748.6	771.0	839.6
Tupperware North America	358.3	353.7	349.9
Beauty North America	190.0	240.0	290.9
South America	356.8	306.2	385.1
Total net sales	$2,213.1	$2,283.8	$2,606.1
Segment profit:
Europe	$65.3	$92.4	$117.5
Asia Pacific	181.0	175.9	191.7
Tupperware North America	69.7	67.4	68.3
Beauty North America	(3.6)	2.3	1.3
South America	82.2	46.5	27.1
Total segment profit	$394.6	$384.5	$405.9
Unallocated expenses	(67.6)	(72.8)	(55.9)
Re-engineering and impairment charges (a)	(7.6)	(20.3)	(11.0)
Gains on disposal of assets (b)	27.3	13.7	2.7
Interest expense, net	(45.4)	(45.2)	(43.5)
Income before taxes	$301.3	$259.9	$298.2

(In millions)	2016	2015	2014
Depreciation and amortization:
Europe	$15.9	$17.3	$20.5
Asia Pacific	14.5	14.9	12.8
Tupperware North America	10.2	10.5	9.6
Beauty North America	8.5	10.8	11.8
South America	3.3	4.1	4.2
Corporate	5.1	4.8	4.8
Total depreciation and amortization	$57.5	$62.4	$63.7
Capital expenditures:
Europe	$15.6	$18.2	$18.9
Asia Pacific	12.0	12.3	19.3
Tupperware North America	9.1	9.2	11.8
Beauty North America	2.8	3.4	3.1
South America	12.4	8.9	12.6
Corporate	9.7	9.1	3.7
Total capital expenditures	$61.6	$61.1	$69.4
Identifiable assets:
Europe	$257.2	$276.5	$343.4
Asia Pacific	278.6	290.2	315.3
Tupperware North America	119.0	121.2	137.1
Beauty North America	214.7	254.0	317.0
South America	124.6	96.9	131.1
Corporate	593.7	559.4	525.9
Total identifiable assets	$1,587.8	$1,598.2	$1,769.8
____________________

(a)	See Note 2 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

(b)	Gains on disposal of assets in 2016, 2015 and 2014 include $26.5 million, $12.9 million and $1.3 million from transactions related to land near the Orlando, FL headquarters.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. In 2016, 2015 and 2014 sales of Tupperware® and beauty products to customers in Mexico were $282.4 million, $338.9 million and $387.7 million, respectively, while sales in Brazil were $260.4 million, $201.1 million and $225.8 million, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware® and beauty products to customers in the United States were $204.2 million, $209.4 million and $210.4 million in 2016, 2015 and 2014, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.
Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2016, 2015 and 2014, respectively, long-lived assets in the United States were $88.7 million, $86.6 million and $88.7 million.
As of December 31, 2016 and December 26, 2015, the Company's net investment in international operations was $482.1 million and $429.0 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

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
Leases. Rental expense for operating leases totaled $33.3 million in 2016, $34.0 million in 2015 and $38.0 million in 2014. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 31, 2016 were: 2017-$30.3 million; 2018-$23.4 million; 2019-$14.8 million; 2020-$8.6 million; 2021-$4.8 million; and after 2021-$28.3 million. Leases included in the minimum rental commitments for 2017 and 2018 primarily relate to lease agreements for automobiles which generally have a lease term of two to three years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17:	Allowance for Long-Term Receivables
As of December 31, 2016, $10.6 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of December 31, 2016 was as follows:

(In millions)
Balance at December 26, 2015	$11.2
Write-offs	(2.0)
Provision (a)	2.0
Currency translation adjustment	(0.2)
Balance at December 31, 2016	$11.0
____________________
(a) Provision includes $1.6 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 7 to the Consolidated Financial Statements.
Condensed consolidated financial information as of December 31, 2016 and December 26, 2015 and for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 for Tupperware Brands Corporation (the "Parent"), Dart Industries Inc. (the "Guarantor") and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.
Consolidating Statement of Income

	Year ended December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,219.1	$(6.0)	$2,213.1
Other revenue	—	126.9	29.3	(156.2)	—
Cost of products sold	—	29.4	838.9	(153.3)	715.0
Gross margin	—	97.5	1,409.5	(8.9)	1,498.1
Delivery, sales and administrative expense	19.1	78.1	1,082.5	(8.9)	1,170.8
Re-engineering and impairment charges	—	1.2	6.4	—	7.6
Gains on disposal of assets including insurance recoveries, net	—	—	27.3	—	27.3
Operating income (loss)	(19.1)	18.2	347.9	—	347.0
Interest income	20.9	1.8	27.1	(46.4)	3.4
Interest expense	34.9	51.5	8.8	(46.4)	48.8
Income from equity investments in subsidiaries	242.3	240.9	—	(483.2)	—
Other expense	0.1	(33.6)	33.8	—	0.3
Income before income taxes	209.1	243.0	332.4	(483.2)	301.3
Provision (benefit) for income taxes	(14.5)	5.1	87.1	—	77.7
Net income	$223.6	$237.9	$245.3	$(483.2)	$223.6
Comprehensive income	$174.1	$188.0	$163.8	$(351.8)	$174.1

Consolidating Statement of Income

	Year ended December 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,288.6	$(4.8)	$2,283.8
Other revenue	—	123.9	31.6	(155.5)	—
Cost of products sold	—	31.6	864.0	(151.2)	744.4
Gross margin	—	92.3	1,456.2	(9.1)	1,539.4
Delivery, sales and administrative expense	20.6	78.6	1,127.5	(9.1)	1,217.6
Re-engineering and impairment charges	—	—	20.3	—	20.3
Gains on disposal of assets including insurance recoveries, net	—	—	13.7	—	13.7
Operating income (loss)	(20.6)	13.7	322.1	—	315.2
Interest income	19.6	22.5	7.4	(47.1)	2.4
Interest expense	36.4	37.7	20.6	(47.1)	47.6
Income from equity investments in subsidiaries	208.1	203.6	—	(411.7)	—
Other expense	—	0.6	9.5	—	10.1
Income before income taxes	170.7	201.5	299.4	(411.7)	259.9
Provision (benefit) for income taxes	(15.1)	(4.0)	93.2	—	74.1
Net income	$185.8	$205.5	$206.2	$(411.7)	$185.8
Comprehensive income	$72.5	$84.0	$104.0	$(188.0)	$72.5
Consolidating Statement of Income

	Year ended December 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,613.9	$(7.8)	$2,606.1
Other revenue	—	138.5	25.9	(164.4)	—
Cost of products sold	—	25.9	1,020.8	(162.7)	884.0
Gross margin	—	112.6	1,619.0	(9.5)	1,722.1
Delivery, sales and administrative expense	19.5	67.1	1,269.0	(9.5)	1,346.1
Re-engineering and impairment charges	—	0.1	10.9	—	11.0
Gains on disposal of assets including insurance recoveries, net	—	—	2.7	—	2.7
Operating income (loss)	(19.5)	45.4	341.8	—	367.7
Interest income	0.4	28.9	4.4	(30.7)	3.0
Interest expense	36.3	20.7	20.2	(30.7)	46.5
Income from equity investments in subsidiaries	250.3	217.4	—	(467.7)	—
Other expense	—	0.2	25.8	—	26.0
Income before income taxes	194.9	270.8	300.2	(467.7)	298.2
Provision (benefit) for income taxes	(19.5)	20.8	82.5	—	83.8
Net income	$214.4	$250.0	$217.7	$(467.7)	$214.4
Comprehensive income	$122.5	$160.9	$166.4	$(327.3)	$122.5

Condensed Consolidating Balance Sheet

	December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.5	$92.7	$—	$93.2
Accounts receivable, net	—	—	125.3	—	125.3
Inventories	—	—	240.4	—	240.4
Non-trade amounts receivable, net	—	50.5	85.1	(70.7)	64.9
Intercompany receivables	11.9	935.8	270.3	(1,218.0)	—
Prepaid expenses and other current assets	1.1	5.4	100.9	(85.9)	21.5
Total current assets	13.0	992.2	914.7	(1,374.6)	545.3
Deferred income tax benefits, net	142.7	193.2	203.8	—	539.7
Property, plant and equipment, net	—	50.4	209.4	—	259.8
Long-term receivables, net	—	0.1	13.1	—	13.2
Tradenames, net	—	—	67.3	—	67.3
Goodwill	—	2.9	129.7	—	132.6
Investments in subsidiaries	1,356.7	1,321.3	—	(2,678.0)	—
Intercompany notes receivable	479.4	95.6	725.6	(1,300.6)	—
Other assets, net	1.2	1.2	57.8	(30.3)	29.9
Total assets	$1,993.0	$2,656.9	$2,321.4	$(5,383.5)	$1,587.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.0	$112.7	$—	$117.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	104.0	—	1.9	—	105.9
Intercompany payables	858.9	263.4	95.7	(1,218.0)	—
Accrued liabilities	130.9	102.8	246.9	(156.6)	324.0
Total current liabilities	1,093.8	371.2	457.2	(1,374.6)	547.6
Long-term debt and capital lease obligations	599.4	—	6.6	—	606.0
Intercompany notes payable	77.0	928.0	295.6	(1,300.6)	—
Other liabilities	10.0	56.8	184.9	(30.3)	221.4
Shareholders' equity	212.8	1,300.9	1,377.1	(2,678.0)	212.8
Total liabilities and shareholders' equity	$1,993.0	$2,656.9	$2,321.4	$(5,383.5)	$1,587.8

Condensed Consolidating Balance Sheet

	December 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$—	$79.8	$—	$79.8
Accounts receivable, net	—	—	142.7	—	142.7
Inventories	—	—	254.6	—	254.6
Non-trade amounts receivable, net	0.1	30.1	109.6	(94.3)	45.5
Intercompany receivables	11.8	754.2	228.8	(994.8)	—
Prepaid expenses and other current assets	1.1	3.3	118.1	(94.6)	27.9
Total current assets	13.0	787.6	933.6	(1,183.7)	550.5
Deferred income tax benefits, net	143.5	219.9	161.5	—	524.9
Property, plant and equipment, net	—	46.6	207.0	—	253.6
Long-term receivables, net	—	0.1	13.1	—	13.2
Tradenames, net	—	—	82.7	—	82.7
Goodwill	—	2.9	143.4	—	146.3
Investment in subsidiaries	1,164.8	1,190.1	—	(2,354.9)	—
Intercompany notes receivable	462.0	90.5	579.7	(1,132.2)	—
Other assets, net	1.6	0.6	108.1	(83.3)	27.0
Total assets	$1,784.9	$2,338.3	$2,229.1	$(4,754.1)	$1,598.2
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$3.3	$123.5	$(0.1)	$126.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	90.4	1.2	70.9	—	162.5
Intercompany payables	688.2	224.2	82.4	(994.8)	—
Accrued liabilities	155.1	111.5	247.1	(188.9)	324.8
Total current liabilities	933.7	340.2	523.9	(1,183.8)	614.0
Long-term debt and capital lease obligations	599.3	—	8.9	—	608.2
Intercompany notes payable	78.5	768.1	285.6	(1,132.2)	—
Other liabilities	12.4	107.8	178.0	(83.2)	215.0
Shareholders' equity	161.0	1,122.2	1,232.7	(2,354.9)	161.0
Total liabilities and shareholders' equity	$1,784.9	$2,338.3	$2,229.1	$(4,754.1)	$1,598.2

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(29.9)	$(0.8)	$275.2	$(5.9)	$238.6
Investing Activities:
Capital expenditures	—	(16.0)	(45.6)	—	(61.6)
Proceeds from disposal of property, plant and equipment	—	—	35.9	—	35.9
Net intercompany loans	(18.9)	(186.4)	(194.5)	399.8	—
Net cash provided by (used in) investing activities	(18.9)	(202.4)	(204.2)	399.8	(25.7)
Financing Activities:
Dividend payments to shareholders	(138.8)	—	—	—	(138.8)
Dividend payments to parent	—	—	(21.2)	21.2	—
Net proceeds from issuance of senior notes	(0.2)	—	0.2	—	—
Proceeds from exercise of stock options	0.8	—	—	—	0.8
Repurchase of common stock	(1.7)	—	—	—	(1.7)
Repayment of long-term debt and capital lease obligations	—	—	(2.2)	—	(2.2)
Net change in short-term debt	17.5	(1.2)	(68.3)	—	(52.0)
Excess tax benefits from share-based payment arrangements	0.6	—	—	—	0.6
Net intercompany borrowings	170.6	204.9	39.6	(415.1)	—
Net cash provided by (used in) financing activities	48.8	203.7	(51.9)	(393.9)	(193.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.2)	—	(6.2)
Net change in cash and cash equivalents	—	0.5	12.9	—	13.4
Cash and cash equivalents at beginning of year	—	—	79.8	—	79.8
Cash and cash equivalents at end of period	$—	$0.5	$92.7	$—	$93.2

Condensed Consolidating Statement of Cash Flows

	Year ended December 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$438.9	$230.6	$66.4	$(510.2)	$225.7
Investing Activities:
Capital expenditures	—	(14.7)	(46.4)	—	(61.1)
Proceeds from disposal of property, plant and equipment	—	—	18.0	—	18.0
Net intercompany loans	(335.7)	296.3	492.0	(452.6)	—
Return of capital	—	105.5	—	(105.5)	—
Net cash provided by (used in) investing activities	(335.7)	387.1	463.6	(558.1)	(43.1)
Financing Activities:
Dividend payments to shareholders	(138.0)	—	—	—	(138.0)
Dividend payments to parent	—	(400.0)	(103.1)	503.1	—
Net proceeds from issuance of senior notes	0.1	—	(0.1)	—	—
Proceeds from exercise of stock options	16.1	—	—	—	16.1
Repurchase of common stock	(1.5)	—	—	—	(1.5)
Repayment of long-term debt and capital lease obligations	—	—	(2.6)	—	(2.6)
Net change in short-term debt	(9.5)	(2.3)	(24.6)	—	(36.4)
Debt issuance costs	(0.7)	—	—	—	(0.7)
Excess tax benefits from share-based payment arrangements	6.0	—	—	—	6.0
Net intercompany borrowings	24.3	(215.3)	(268.8)	459.8	—
Return of capital to parent	—	—	(105.5)	105.5	—
Net cash provided by (used in) financing activities	(103.2)	(617.6)	(504.7)	1,068.4	(157.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(22.5)	(0.1)	(22.7)
Net change in cash and cash equivalents	—	—	2.8	—	2.8
Cash and cash equivalents at beginning of year	—	—	77.0	—	77.0
Cash and cash equivalents at end of period	$—	$—	$79.8	$—	$79.8

Condensed Consolidating Statement of Cash Flows

	Year ended December 27, 2014
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$306.7	$1,482.7	$96.5	$(1,601.8)	$284.1
Investing Activities:
Capital expenditures	—	(14.7)	(54.7)	—	(69.4)
Proceeds from disposal of property, plant and equipment	—	—	7.1	—	7.1
Net intercompany loans	5.1	(190.8)	1,839.9	(1,654.2)	—
Return of capital	—	604.3	—	(604.3)	—
Net cash provided by (used in) investing activities	5.1	398.8	1,792.3	(2,258.5)	(62.3)
Financing Activities:
Dividend payments to shareholders	(135.5)	—	—	—	(135.5)
Dividend payments to parent	—	(352.0)	(1,281.5)	1,633.5	—
Proceeds from exercise of stock options	15.7	—	—	—	15.7
Repurchase of common stock	(92.3)	—	—	—	(92.3)
Repayment of long-term debt and capital lease obligations	—	—	(3.0)	—	(3.0)
Net change in short-term debt	(9.1)	2.3	4.6	—	(2.2)
Excess tax benefits from share-based payment arrangements	6.3	—	—	—	6.3
Net intercompany borrowings	(96.9)	(1,530.4)	4.9	1,622.4	—
Return of capital to parent	—	—	(604.3)	604.3	—
Net cash provided by (used in) financing activities	(311.8)	(1,880.1)	(1,879.3)	3,860.2	(211.0)
Effect of exchange rate changes on cash and cash equivalents	—	(1.5)	(59.7)	0.1	(61.1)
Net change in cash and cash equivalents	—	(0.1)	(50.2)	—	(50.3)
Cash and cash equivalents at beginning of year	—	0.1	127.2	—	127.3
Cash and cash equivalents at end of period	$—	$—	$77.0	$—	$77.0

Note 19:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 31, 2016 and December 26, 2015.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 31, 2016
Net sales	$525.7	$564.7	$521.8	$600.9
Gross margin	359.7	380.8	353.4	404.2
Net income	43.4	52.4	48.8	79.0
Basic earnings per share	0.86	1.04	0.97	1.56
Diluted earnings per share	0.86	1.03	0.96	1.55
Dividends declared per share	0.68	0.68	0.68	0.68
Composite stock price range:
High	58.30	62.40	66.90	66.67
Low	42.60	52.64	50.43	52.32
Close	$55.39	$53.15	$64.31	$52.62
Year ended December 26, 2015
Net sales	$581.8	$588.9	$521.0	$592.1
Gross margin	390.2	399.8	348.5	400.9
Net income	29.5	62.0	36.2	58.1
Basic earnings per share	0.59	1.24	0.72	1.16
Diluted earnings per share	0.59	1.23	0.72	1.15
Dividends declared per share	0.68	0.68	0.68	0.68
Composite stock price range:
High	72.93	70.78	67.35	62.02
Low	59.35	64.35	47.85	48.73
Close	$70.25	$67.36	$50.06	$55.89
Certain items impacting quarterly comparability for 2016 and 2015 were as follows:

•
Pretax re-engineering and impairment costs of $1.1 million, $1.9 million, $2.4 million and $2.2 million were recorded in the first through fourth quarters of 2016, respectively. Pretax re-engineering and impairment costs of $2.7 million, $1.5 million, $0.3 million and $2.3 million were recorded in the first through fourth quarters of 2015, respectively, as well as $13.5 million in the first quarter of 2015 for the impairment charge of fixed assets in Venezuela. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

•
In Venezuela, in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared to when it was sold, the Company had impacts of $0.2 million, $3.6 million, $0.3 million and $0.2 million in the first, second, third and fourth quarters of 2016, respectively, and impacts of $9.3 million, $1.8 million, $2.0 million and $1.8 million in the same quarters of 2015. See Note 1 of the Consolidated Financial Statements for further details.

•
Pretax gains on disposal of assets, primarily related to transactions related to land near the Company's Orlando headquarters, were $0.1 million, $0.8 million, $24.2 million and $2.2 million in the first through fourth quarters of 2016 , respectively. They were $0.6 million, $10.8 million, $2.0 million and $0.3 million in the same quarters of 2015, respectively.

•	The Company's fiscal year ends on the last Saturday of December, and as a result, the fourth quarter of 2016 contained 14 weeks, as compared with 13 weeks in the fourth quarter of 2015.

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Tupperware Brands Corporation
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Tupperware Brands Corporation and its subsidiaries at December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 28, 2017

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
As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2016.
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in its report which is included herein.
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
Item 9B.Other Information.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2017 Annual Meeting of Shareholders to be held on May 24, 2017 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I hereof under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 24, 2017 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 24, 2017 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during 2016, as set forth by Item 407(c)(3).
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 24, 2017 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be held on May 24, 2017, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be held on May 24, 2017 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2017 Annual Meeting of Shareholders to be held on May 24, 2017, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2017 Annual Meeting of Shareholders to be held on May 24, 2017 is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2017 Annual Meeting of Shareholders to be held on May 24, 2017 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under Item 8:
Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows - Years ended December 31, 2016, December 26, 2015 and December 27, 2014;
Consolidated Balance Sheets - December 31, 2016 and December 26, 2015;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Certified Public Accounting Firm.
(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 31, 2016.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (SEC or the Commission) are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).
*3.2	Amended and Restated By-laws of the Registrant as amended August 28, 2008 (Attached as Exhibit 3.2 to Form 8-K, filed with the Commission on August 28, 2008 and incorporated herein by reference).
*4	Indenture dated June 2, 2011 (Attached as Exhibit 4.1 to Form 8-K, filed with the Commission on June 7, 2011 and incorporated herein by reference).
*10.1	1996 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.2	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.3	Directors' Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.4	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.5	2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016 and incorporated herein by reference).
*10.6
Forms of stock option, restricted stock and restricted stock unit agreements utilized with the Registrant's officers and directors under certain stock-based incentive plans (Attached as Exhibit 10.6 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.7	2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
10.8	2016 Incentive Plan Restricted Stock Grant Agreement - filed with this document.
10.9	2016 Incentive Plan Non-Qualified Stock Option Grant Agreement - filed with this document.
*10.10	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 for Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.11
Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings amended and restated effective February 17, 2010 (Attached as Exhibit 10.8 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

Exhibit Number	Description
*10.12
Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

*10.13	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.14
Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation (now known as Hillshire Brands Co.) dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

*10.15
Credit Agreement, as amended through June 9, 2015 (Attached as Exhibit 10.1 and 10.2 to Form 10-Q, filed with the Commission on August 5, 2014 and as Exhibit 10.1 to Form 8-K as filed with the Commission on June 9, 2015 and incorporated herein by reference).

21	Subsidiaries of Tupperware Brands Corporation as of February 28, 2017.
23	Consent of Independent Registered Certified Public Accounting Firm.
24	Powers of Attorney.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.
101
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

*    Document has heretofore been filed with the SEC and is incorporated by reference and made a part hereof.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2016
(In millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 31, 2016	$45.2	$11.1	$—	$(9.0)	/F1	$44.9
				(2.4)	/F2
Year ended December 26, 2015	48.4	12.8	—	(8.0)	/F1	45.2
				(8.0)	/F2
Year ended December 27, 2014	54.4	13.5	—	(11.6)	/F1	48.4
				(7.9)	/F2
Valuation allowance for deferred tax assets:
Year ended December 31, 2016	$23.1	$—	$—	$1.8	/F2	$24.8
				—	/F3
				(0.1)	/F4
Year ended December 26, 2015	40.2	—	—	(7.1)	/F2	23.1
				—	/F3
				(10.0)	/F4
Year ended December 27, 2014	34.8	—	—	(4.2)	/F2	40.2
				(0.4)	/F3
				10.0	/F4
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.
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
February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E.V. GOINGS	Chairman and Chief Executive Officer and Director (Principal Executive Officer)
E.V. Goings

/s/ MICHAEL S. POTESHMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael S. Poteshman

/s/ NICHOLAS K. POUCHER	Senior Vice President and Controller (Principal Accounting Officer)
Nicholas K. Poucher

*	Director
Catherine A. Bertini

*	Director
Susan M. Cameron

*	Director
Kriss Cloninger III

*	Director
Meg Crofton

*	Director
Angel R. Martinez

*	Director
Antonio Monteiro de Castro

*	Director
Robert J. Murray

*	Director
David R. Parker

*	Director
Richard T. Riley

*	Director
Joyce M. Roche

*	Director
M. Anne Szostak

By:	/s/ KAREN M. SHEEHAN
Karen M. Sheehan
Attorney-in-fact
February 28, 2017