Form 10-Q
period 2017-04-01
TUPPERWARE BRANDS CORP
filed 2017-05-02
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended April 1, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of April 27, 2017, 50,724,815 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	April 1, 2017	March 26, 2016
Net sales	$554.8	$525.7
Cost of products sold	177.7	166.0
Gross margin	377.1	359.7

Delivery, sales and administrative expense	299.1	288.7
Re-engineering and impairment charges	2.3	1.1
Gains on disposal of assets	0.1	0.1
Operating income	75.8	70.0

Interest income	0.5	0.7
Interest expense	11.6	12.1
Other expense	0.5	0.4
Income before income taxes	64.2	58.2

Provision for income taxes	16.8	14.8
Net income	$47.4	$43.4

Earnings per share:
Basic	$0.94	$0.86
Diluted	0.93	0.86

Weighted-average shares outstanding:
Basic	50.7	50.4
Diluted	51.0	50.6

Dividends declared per common share	$0.68	$0.68

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	April 1, 2017	March 26, 2016
Net income	$47.4	$43.4
Other comprehensive income (loss):
Foreign currency translation adjustments	42.4	2.3
Deferred loss on cash flow hedges, net of tax benefits of $1.4 and $1.0, respectively	(4.5)	(3.7)
Pension and other post-retirement costs, net of tax benefits of $0.7 and $0.3, respectively	(1.7)	(0.9)
Other comprehensive income (loss)	36.2	(2.3)
Total comprehensive income	$83.6	$41.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	April 1, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$98.4	$93.2
Accounts receivable, less allowances of $33.3 and $32.6, respectively	156.9	125.3
Inventories	268.1	240.4
Non-trade amounts receivable, net	51.0	64.9
Prepaid expenses and other current assets	28.3	21.5
Total current assets	602.7	545.3
Deferred income tax benefits, net	547.4	539.7
Property, plant and equipment, net	269.1	259.8
Long-term receivables, less allowances of $11.7 and $11.0, respectively	13.9	13.2
Trademarks and tradenames, net	69.6	67.3
Goodwill	141.6	132.6
Other assets, net	33.3	29.9
Total assets	$1,677.6	$1,587.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$93.0	$117.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	176.8	105.9
Accrued liabilities	315.3	324.0
Total current liabilities	585.1	547.6
Long-term debt and capital lease obligations	605.9	606.0
Other liabilities	218.9	221.4
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	210.5	208.6
Retained earnings	1,467.0	1,455.3
Treasury stock, 12,894,236 and 12,969,165 shares, respectively, at cost	(875.1)	(880.2)
Accumulated other comprehensive loss	(535.3)	(571.5)
Total shareholders' equity	267.7	212.8
Total liabilities and shareholders' equity	$1,677.6	$1,587.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	April 1, 2017	March 26, 2016
Operating Activities:
Net income	$47.4	$43.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14.6	14.9
Unrealized foreign exchange loss	—	0.1
Equity compensation	4.8	3.9
Amortization of deferred debt costs	0.1	0.1
Net gains on disposal of assets	—	(0.1)
Provision for bad debts	2.6	2.7
Write-down of inventories	2.8	3.4
Net change in deferred income taxes	8.0	2.9
Changes in assets and liabilities:
Accounts and notes receivable	(28.9)	(20.2)
Inventories	(21.4)	(17.0)
Non-trade amounts receivable	(4.5)	(4.9)
Prepaid expenses	(4.9)	(5.8)
Other assets	(3.6)	0.4
Accounts payable and accrued liabilities	(8.2)	(30.6)
Income taxes payable	(34.0)	(10.2)
Other liabilities	(2.6)	(1.5)
Net cash impact from hedging activity	10.2	10.7
Other	—	0.3
Net cash used in operating activities	(17.6)	(7.5)
Investing Activities:
Capital expenditures	(16.0)	(9.4)
Proceeds from disposal of property, plant and equipment	0.3	0.4
Net cash used in investing activities	(15.7)	(9.0)
Financing Activities:
Dividend payments to shareholders	(34.7)	(35.0)
Proceeds from exercise of stock options	2.1	—
Repurchase of common stock	(0.5)	(0.8)
Repayment of capital lease obligations	(0.4)	(0.4)
Net change in short-term debt	67.6	66.7
Net cash provided by financing activities	34.1	30.5
Effect of exchange rate changes on cash and cash equivalents	4.4	4.8
Net change in cash and cash equivalents	5.2	18.8
Cash and cash equivalents at beginning of year	93.2	79.8
Cash and cash equivalents at end of period	$98.4	$98.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the audited 2016 financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks with 14 weeks in the fourth quarter, whereas the 2017 fiscal year will include 52 weeks.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2017 and 2016 were $34.8 million and $31.7 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $95.9 million and $93.7 million for the first quarters of 2017 and 2016, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(In millions)	April 1, 2017	December 31, 2016
Finished goods	$205.7	$189.4
Work in process	28.6	23.0
Raw materials and supplies	33.8	28.0
Total inventories	$268.1	$240.4

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	April 1, 2017	March 26, 2016
Net income	$47.4	$43.4
Weighted-average shares of common stock outstanding	50.7	50.4
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.3	0.2
Weighted-average common and common equivalent shares outstanding	51.0	50.6
Basic earnings per share	$0.94	$0.86
Diluted earnings per share	$0.93	$0.86
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.7	1.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	42.4	(3.4)	(2.4)	36.6
Amounts reclassified from accumulated other comprehensive loss	—	(1.1)	0.7	(0.4)
Net current-period other comprehensive income (loss)	42.4	(4.5)	(1.7)	36.2
Balance at April 1, 2017	$(501.9)	$0.4	$(33.8)	$(535.3)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive income (loss) before reclassifications	2.3	(1.4)	(1.0)	(0.1)
Amounts reclassified from accumulated other comprehensive loss	—	(2.3)	0.1	(2.2)
Net current-period other comprehensive income (loss)	2.3	(3.7)	(0.9)	(2.3)
Balance at March 26, 2016	$(488.3)	$0.6	$(36.6)	$(524.3)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $1.6 million and $3.1 million for the first quarters of 2017 and 2016, respectively. Associated with these items were tax provisions of $0.5 million and $0.8 million, respectively. See Note 10 for further discussion of derivatives.
For the first quarters of 2017 and 2016, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.4 million and $0.3 million, respectively, actuarial losses of $0.4 million and $0.4 million, respectively, and pension settlement cost of $0.8 million for 2017, and none for 2016. The tax benefit associated with these items was $0.1 million for the first quarter of 2017, and none for 2016. See Note 12 for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Impairment Costs
The Company recorded $2.3 million and $1.1 million in re-engineering charges during the first quarters of 2017 and 2016, respectively.
In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The balances included in accrued liabilities related to re-engineering and impairment charges as of April 1, 2017 and December 31, 2016 were as follows:

(In millions)	April 1, 2017	December 31, 2016
Beginning of the year balance	$1.6	$1.7
Provision	2.3	7.6
Non-cash charges	—	(0.3)
Cash expenditures:
Severance	(1.0)	(5.2)
Other	(0.3)	(2.2)
End of period balance	$2.6	$1.6
The accrual balance as of April 1, 2017, related primarily to severance payments to be made by the end of the third quarter of 2017.

Note 8:	Segment Information
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
Worldwide sales of beauty and personal care products totaled $79.6 million and $84.2 million in the first quarters of 2017 and 2016, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended
(In millions)	April 1, 2017	March 26, 2016
Net sales:
Europe	$149.5	$153.9
Asia Pacific	177.3	171.6
Tupperware North America	91.8	83.2
Beauty North America	39.5	48.9
South America	96.7	68.1
Total net sales	$554.8	$525.7
Segment profit (loss):
Europe	$19.9	$25.2
Asia Pacific	40.0	36.9
Tupperware North America	16.4	14.6
Beauty North America	(0.6)	(1.7)
South America	18.2	13.0
Total segment profit	$93.9	$88.0
Unallocated expenses	(16.4)	(17.4)
Re-engineering and impairment charges (a)	(2.3)	(1.1)
Gains on disposal of assets	0.1	0.1
Interest expense, net	(11.1)	(11.4)
Income before taxes	$64.2	$58.2

(In millions)	April 1, 2017	December 31, 2016
Identifiable assets:
Europe	$279.0	$257.2
Asia Pacific	298.2	278.6
Tupperware North America	136.2	119.0
Beauty North America	237.0	214.7
South America	146.3	124.6
Corporate	580.9	593.7
Total identifiable assets	$1,677.6	$1,587.8
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9:	Debt
Debt Obligations

(In millions)	April 1, 2017	December 31, 2016
Fixed rate senior notes due 2021	$599.4	$599.4
Five year Revolving Credit Agreement (a)	172.0	104.0
Belgium facility capital lease	8.4	8.4
Other	2.9	0.1
Total debt obligations	$782.7	$711.9
____________________

(a)	$87.9 million and $84.6 million denominated in euros as of April 1, 2017 and December 31, 2016, respectively.

Credit Agreement
As of April 1, 2017, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 1.93 percent under its multicurrency Amended and Restated Credit Agreement (“Credit Agreement”).
At April 1, 2017, the Company had $511.8 million of unused lines of credit, including $426.6 million under the committed, secured Credit Agreement, and $85.2 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of April 1, 2017, and currently, the Company had considerable cushion under its financial covenants.

Note 10:	Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument is designated as a fair value, cash flow or net equity hedge.
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $4.8 million and $3.9 million in the first quarters of 2017 and 2016, respectively.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $21.3 million associated with these hedges in the first quarter of 2017, and a net loss of $3.7 million associated with such hedges in the first quarter of 2016. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the first quarters of 2017 and 2016 were inflows of $10.2 million and $10.7 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of April 1, 2017 and December 31, 2016, the notional amounts of outstanding forward contracts to purchase currencies were $136.7 million and $116.7 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $147.2 million and $109.6 million, respectively. As of April 1, 2017, the notional values of the largest positions outstanding were to purchase U.S. dollars $72.9 million and to sell Mexican pesos $34.9 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of April 1, 2017 and December 31, 2016. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Apr 1, 2017	Dec 31, 2016	Balance sheet location	Apr 1, 2017	Dec 31, 2016
Foreign exchange contracts	Non-trade amounts receivable	$20.2	$41.1	Accrued liabilities	$28.4	$31.7
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the first quarters of 2017 and 2016:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2017	2016		2017	2016
Foreign exchange contracts	Other expense	$28.2	$1.5	Other expense	$(28.1)	$(1.5)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the first quarters of 2017 and 2016:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2017	2016		2017	2016		2017	2016
Foreign exchange contracts	$(4.4)	$(1.6)	Cost of products sold	$1.6	$3.1	Interest expense	$(1.3)	$(1.6)
Net equity hedging relationships
Foreign exchange contracts	(30.0)	(3.0)	Other expense	—	—	Interest expense	(5.8)	(5.2)
Euro denominated debt	(3.3)	(2.7)

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at April 1, 2017 and December 31, 2016. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $639.0 million at April 1, 2017, compared with the carrying value of $599.4 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended April 1, 2017 and March 26, 2016 were as follows:

	First Quarter
	Pension benefits		Post-retirement benefits
(In millions)	2017	2016	2017	2016
Service cost	$2.6	$2.7	$—	$—
Interest cost	1.4	1.6	0.2	0.2
Expected return on plan assets	(1.2)	(1.4)	—	—
Settlement/curtailment	0.8	—	—	—
Net amortization	0.3	0.4	(0.3)	(0.3)
Net periodic benefit cost	$3.9	$3.3	$(0.1)	$(0.1)
During the first quarters of 2017 and 2016, approximately $0.8 million and $0.1 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 13:	Income Taxes
The effective tax rate for the first quarter of 2017 was 26.2 percent, compared with 25.4 percent for the comparable 2016 period. The increase in the 2017 rate resulted from the lack of a tax benefit on more expenses in certain foreign jurisdictions. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As of April 1, 2017 and December 31, 2016, the Company's gross unrecognized tax benefit was $21.5 million and $20.7 million, respectively. The Company estimates that as of April 1, 2017, approximately $20.0 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.6 million and $7.1 million as of the periods ended April 1, 2017 and December 31, 2016, respectively.
The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $1.6 million. For the remaining balance as of April 1, 2017, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the first quarters of 2017 and 2016, 8,553 and 15,261 shares, respectively, were retained to fund withholding taxes, with values totaling $0.5 million and $0.8 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 15:	Stock Based Compensation
Stock option activity for 2017 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2016	2,722,965	$57.78
Expired / Forfeited	(28,389)	70.46
Exercised	(51,029)	41.53
Outstanding at April 1, 2017	2,643,547	$57.95	$17.4
Exercisable at April 1, 2017	1,527,494	$57.67	$12.4
The intrinsic value of options exercised totaled $1.0 million in the first quarter of 2017. There were no options exercised in the first quarter of 2016.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2017 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 31, 2016	602,940	$61.28
Time-vested shares granted	3,801	52.62
Market-vested shares granted	25,170	61.29
Performance shares granted	76,615	60.39
Performance share adjustments	(23,482)	64.09
Vested	(32,786)	82.64
Forfeited	(6,631)	61.56
April 1, 2017	645,627	$59.93
Compensation expense related to the Company's stock based compensation for the first quarters ended April 1, 2017 and March 26, 2016 were as follows:

	First Quarter
(In millions)	2017	2016
Stock options	$0.7	$0.6
Time, performance and market vested share awards	4.1	3.3
As of April 1, 2017, total unrecognized stock based compensation expense related to all stock based awards was $29.0 million, which is expected to be recognized over a weighted average period of 2.0 years.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 16:	Allowance for Long-Term Receivables
As of April 1, 2017, $11.2 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of April 1, 2017 was as follows:

(In millions)
Balance at December 31, 2016	$11.0
Write-offs	(0.2)
Provision and reclassifications	0.3
Currency translation adjustment	0.6
Balance at April 1, 2017	$11.7

Note 17:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of April 1, 2017 and December 31, 2016 and for the quarters ended April 1, 2017 and March 26, 2016 for Tupperware Brands Corporation (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 weeks ended April 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$556.7	$(1.9)	$554.8
Other revenue	—	25.5	8.6	(34.1)	—
Cost of products sold	—	8.6	202.6	(33.5)	177.7
Gross margin	—	16.9	362.7	(2.5)	377.1
Delivery, sales and administrative expense	3.9	23.2	274.5	(2.5)	299.1
Re-engineering and impairment charges	—	0.4	1.9	—	2.3
Gains on disposal of assets	—	—	0.1	—	0.1
Operating income (loss)	(3.9)	(6.7)	86.4	—	75.8
Interest income	5.1	0.7	8.3	(13.6)	0.5
Interest expense	8.6	14.3	2.3	(13.6)	11.6
Income from equity investments in subsidiaries	51.9	78.7	—	(130.6)	—
Other expense (income)	—	15.4	(14.9)	—	0.5
Income before income taxes	44.5	43.0	107.3	(130.6)	64.2
Provision (benefit) for income taxes	(2.9)	(7.7)	27.4	—	16.8
Net income (loss)	$47.4	$50.7	$79.9	$(130.6)	$47.4
Comprehensive income (loss)	$83.6	$89.4	$132.8	$(222.2)	$83.6

Consolidating Statement of Income

	13 weeks ended March 26, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$527.0	$(1.3)	$525.7
Other revenue	—	25.3	7.7	(33.0)	—
Cost of products sold	—	7.7	190.2	(31.9)	166.0
Gross margin	—	17.6	344.5	(2.4)	359.7
Delivery, sales and administrative expense	3.2	22.4	265.5	(2.4)	288.7
Re-engineering and impairment charges	—	—	1.1	—	1.1
Gains on disposal of assets	—	—	0.1	—	0.1
Operating income (loss)	(3.2)	(4.8)	78.0	—	70.0
Interest income	5.1	0.4	6.2	(11.0)	0.7
Interest expense	8.7	12.3	2.1	(11.0)	12.1
Income from equity investments in subsidiaries	47.8	53.4	—	(101.2)	—
Other expense (income)	—	(4.1)	4.5	—	0.4
Income before income taxes	41.0	40.8	77.6	(101.2)	58.2
Provision (benefit) for income taxes	(2.4)	(7.2)	24.4	—	14.8
Net income (loss)	$43.4	$48.0	$53.2	$(101.2)	$43.4
Comprehensive income (loss)	$41.1	$47.1	$49.5	$(96.6)	$41.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	April 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$98.1	$—	$98.4
Accounts receivable, net	—	—	156.9	—	156.9
Inventories	—	—	268.1	—	268.1
Non-trade amounts receivable, net	—	34.2	104.8	(88.0)	51.0
Intercompany receivables	11.8	904.8	259.1	(1,175.7)	—
Prepaid expenses and other current assets	0.7	6.3	99.2	(77.9)	28.3
Total current assets	12.5	945.6	986.2	(1,341.6)	602.7
Deferred income tax benefits, net	142.7	193.4	211.3	—	547.4
Property, plant and equipment, net	—	50.8	218.3	—	269.1
Long-term receivables, net	—	0.1	13.8	—	13.9
Trademarks and tradenames, net	—	—	69.6	—	69.6
Goodwill	—	2.9	138.7	—	141.6
Investments in subsidiaries	1,447.5	1,451.2	—	(2,898.7)	—
Intercompany notes receivable	484.2	101.0	750.7	(1,335.9)	—
Other assets, net	1.0	1.4	51.4	(20.5)	33.3
Total assets	$2,087.9	$2,746.4	$2,440.0	$(5,596.7)	$1,677.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.7	$90.3	$—	$93.0
Short-term borrowings and current portion of long-term debt and capital lease obligations	172.0	—	4.8	—	176.8
Intercompany payables	831.8	252.1	91.8	(1,175.7)	—
Accrued liabilities	124.2	104.5	252.5	(165.9)	315.3
Total current liabilities	1,128.0	359.3	439.4	(1,341.6)	585.1
Long-term debt and capital lease obligations	599.4	—	6.5	—	605.9
Intercompany notes payable	82.5	950.7	302.7	(1,335.9)	—
Other liabilities	10.3	46.1	183.0	(20.5)	218.9
Shareholders' equity	267.7	1,390.3	1,508.4	(2,898.7)	267.7
Total liabilities and shareholders' equity	$2,087.9	$2,746.4	$2,440.0	$(5,596.7)	$1,677.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.5	$92.7	$—	$93.2
Accounts receivable, net	—	—	125.3	—	125.3
Inventories	—	—	240.4	—	240.4
Non-trade amounts receivable, net	—	50.5	85.1	(70.7)	64.9
Intercompany receivables	11.9	935.8	270.3	(1,218.0)	—
Prepaid expenses and other current assets	1.1	5.4	100.9	(85.9)	21.5
Total current assets	13.0	992.2	914.7	(1,374.6)	545.3
Deferred income tax benefits, net	142.7	193.2	203.8	—	539.7
Property, plant and equipment, net	—	50.4	209.4	—	259.8
Long-term receivables, net	—	0.1	13.1	—	13.2
Trademarks and tradenames, net	—	—	67.3	—	67.3
Goodwill	—	2.9	129.7	—	132.6
Investments in subsidiaries	1,356.7	1,321.3	—	(2,678.0)	—
Intercompany notes receivable	479.4	95.6	725.6	(1,300.6)	—
Other assets, net	1.2	1.2	57.8	(30.3)	29.9
Total assets	$1,993.0	$2,656.9	$2,321.4	$(5,383.5)	$1,587.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.0	$112.7	$—	$117.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	104.0	—	1.9	—	105.9
Intercompany payables	858.9	263.4	95.7	(1,218.0)	—
Accrued liabilities	130.9	102.8	246.9	(156.6)	324.0
Total current liabilities	1,093.8	371.2	457.2	(1,374.6)	547.6
Long-term debt and capital lease obligations	599.4	—	6.6	—	606.0
Intercompany notes payable	77.0	928.0	295.6	(1,300.6)	—
Other liabilities	10.0	56.8	184.9	(30.3)	221.4
Shareholders' equity	212.8	1,300.9	1,377.1	(2,678.0)	212.8
Total liabilities and shareholders' equity	$1,993.0	$2,656.9	$2,321.4	$(5,383.5)	$1,587.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 weeks ended April 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(5.3)	$(27.1)	$23.2	$(8.4)	$(17.6)
Investing Activities:
Capital expenditures	—	(4.8)	(11.2)	—	(16.0)
Proceeds from disposal of property, plant and equipment	—	—	0.3	—	0.3
Net intercompany loans	0.7	22.2	(13.0)	(9.9)	—
Net cash provided by (used in) investing activities	0.7	17.4	(23.9)	(9.9)	(15.7)
Financing Activities:
Dividend payments to shareholders	(34.7)	—	—	—	(34.7)
Dividend payments to parent	—	—	(1.5)	1.5	—
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Repurchase of common stock	(0.5)	—	—	—	(0.5)
Repayment of capital lease obligations	—	—	(0.4)	—	(0.4)
Net change in short-term debt	64.7	—	2.9	—	67.6
Net intercompany borrowings	(27.0)	9.5	0.7	16.8	—
Net cash provided by (used in) financing activities	4.6	9.5	1.7	18.3	34.1
Effect of exchange rate changes on cash and cash equivalents	—	—	4.4	—	4.4
Net change in cash and cash equivalents	—	(0.2)	5.4	—	5.2
Cash and cash equivalents at beginning of year	—	0.5	92.7	—	93.2
Cash and cash equivalents at end of period	$—	$0.3	$98.1	$—	$98.4

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
In March 2017, the FASB issued an amendment to existing guidance on presentation of net periodic pension and postretirement benefit costs. Under the amendment, the service cost component will be presented in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of the net periodic benefit cost will be presented separately from the service cost and outside operating income subtotal. Only the service cost will be eligible for capitalization in assets. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect a significant impact from the adoption of this amendment on its Consolidated Financial Statements.
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The August 2015 amendment also allowed early adoption of the revenue standard, but not before the original effective date of December 15, 2016. In March and April 2016, the FASB issued amendments to provide clarification on implementation guidance. In May 2016, the FASB issued amendments to provide clarification on assessment of collectibility criteria, presentation of sales taxes and measurement of noncash consideration. In addition, the amendment provided clarification and included simplification to transition guidance on contract modifications and completed contracts at transition. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. In February 2017, the FASB issued an amendment to clarify the scope of asset derecognition guidance and provide detailed guidance on partial sales transactions. The Company has surveyed revenue recognition policies across each of its global operating segments, evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements. While there are expected to be changes in policy in certain units, the impact to the consolidated financial statements is not expected to be significant as the majority of the Company's transactions are not accounted for under industry-specific guidance that will be superseded by the new guidance and generally only consists of a single performance obligation to transfer non-customized, promised goods.
In January 2017, the FASB issued an amendment to existing guidance on Goodwill Impairment to simplify goodwill measurement. This guidance eliminated step 2 from the goodwill impairment test, and instead goodwill shall be tested by comparing the fair value of a reporting unit with its carrying amount. An impairment charge for the amount by which the carrying amount exceeds the fair value will be recognized; however the loss recognized will not exceed the total amount of goodwill. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, any impairment losses recognized under the new guidance could differ significantly and occur more frequently compared with amounts recognized under current guidance, particularly as it relates to the $80.0 million goodwill recorded in Fuller Mexico.
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
The following is a discussion of the results of operations for the 13 weeks ended April 1, 2017, compared with the 13 weeks ended March 26, 2016, and changes in financial condition during the 13 weeks ended April 1, 2017. The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks with 14 weeks in the fourth quarter, whereas the 2017 fiscal year will include 52 weeks.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Apr 1, 2017	Mar 26, 2016
Net sales	$554.8	$525.7	6%		6%	$(1.1)
Gross margin as percent of sales	68.0%	68.4%	(0.4)	pp	na	na
DS&A as percent of sales	53.9%	54.9%	(1.0)	pp	na	na
Operating income	$75.8	$70.0	8%		8%	$0.2
Net income	$47.4	$43.4	9%		9%	$0.2
Net income per diluted share	$0.93	$0.86	8%		8%	$—

_________________________

na	not applicable
pp	percentage points
Reported sales and sales excluding the impact of changes in foreign currency exchange rates increased 6 percent compared with the first quarter of 2016. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies had a 9 percent increase in local currency sales, primarily in the Tupperware North America and South America segments and in China. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 1 percent compared with 2016.
On both a reported and local currency basis, operating and net income increased 8 percent and 9 percent, respectively, in the first quarter, primarily reflecting increased profit in the segments other than Europe.

Net cash flow from operating activities for the periods ending April 1, 2017 and March 26, 2016 were outflows of $17.6 million and $7.5 million, respectively. The unfavorable comparison primarily reflected a higher level of outflows from accounts receivable mainly due to the higher balance at December 2015 versus 2016, and their subsequent collection as well as higher cash tax payments in the first quarter of 2017. The net impact of these items was partially offset by a decrease in outflows of cash related to other net working capital items, particularly payables due to the timing of payments around year-end.
Net Sales
Reported sales and sales excluding the impact of changes in foreign currency exchange rates increased 6 percent in the first quarter. The average impact of higher prices was 2 percent.
The Company's emerging market units accounted for 66 percent and 64 percent of the Company's reported sales in the first quarters of 2017 and 2016, respectively. In 2017, reported sales in these units increased $31.8 million, or 9 percent, which included a positive $0.3 million impact from foreign currency exchange rates. The sales of these units increased most significantly in Brazil, due to a larger sales force from strong sales force additions, in China, from higher productivity including from digital marketing initiatives, in Tupperware Mexico through more active sellers, and in Tupperware South Africa from a larger sales force. The sales growth in these units was partially offset by a shortfall in Fuller Mexico where there were less active sellers and smaller order sizes, and in Indonesia from lower sales force productivity. The average impact of higher prices in the emerging market units was 4 percent.
Reported and local currency sales in the established market units decreased 1 percent. Among these units, the most significant local currency decreases were in Beauticontrol, due to a smaller sales force, and in France from lower sales force productivity, partially offset by the United States and Canada from a more active sales force. The average impact of pricing in the established markets was a 2 percent decrease, mainly from more aggressive promotional pricing.
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
Gross Margin
Gross margin as a percentage of sales was 68.0 percent and 68.4 percent in the first quarters of 2017 and 2016, respectively. The decrease of 0.4 percentage points ("pp") primarily reflected an unfavorable mix of products sold (0.6 pp), a negative translation impact of changes in foreign currency exchange rates, mainly in South America (0.2 pp) and higher resin costs (0.1 pp). This was partially offset by lower manufacturing costs (0.3 pp) and lower obsolescence expense (0.1 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 53.9 percent in the first quarter of 2017, compared with 54.9 percent in 2016. The comparison reflected lower promotional costs primarily in Asia Pacific and Tupperware North America (0.5 pp) and lower administrative costs in Beauty North America and Tupperware North America (0.3 pp), partially offset by higher distribution costs in Tupperware North America (0.2 pp) and a negative impact from the translation effect of changes in foreign currency exchange rates (0.2 pp).
Specific segment impacts are discussed in the segment results section.

Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $2.3 million and $1.1 million in re-engineering charges during the first quarters of 2017 and 2016, respectively. In both years, these charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
For the remainder of 2017, the Company expects to incur approximately $9 million of such costs.
Net Interest Expense
Net interest expense was $11.1 million in the first quarter of 2017, compared with $11.4 million in 2016. The change in net interest expense in the year-over-year comparisons was primarily due to the timing of recognition of forward points related to the Company's forward currency contracts.
Tax Rate
The effective tax rate for the first quarter of 2017 was 26.2 percent compared with 25.4 percent for the comparable 2016 period. The increase in the 2017 rate resulted from the lack of a tax benefit on more expenses in certain foreign jurisdictions. The effective tax rates are below the U.S. statutory rate primarily due to lower foreign effective tax rates.
As discussed in Note 13 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter. Under the FASB amendment to existing guidance regarding employee share-based payments, as of January 1, 2017, all excess tax benefits and tax deficits will be recognized in the income statement. The Company's adoption of this amendment did not have a material impact in the first quarter of 2017, but may cause volatility in the future depending on the timing and intrinsic value of future share based compensation award exercises.
Net Income
Reported net income in the first quarter of 2017 increased $4.0 million compared with 2016. Compared with 2016, net income was positively impacted by $0.2 million from changes in foreign currency exchange rates. Net income increased 9 percent in the first quarter of 2017 in both dollars and local currency, reflecting increased segment profit in Asia Pacific, primarily from higher sales volume along with a good contribution margin in China, in Beauty North America from lower costs and other value chain improvements from actions taken by Beauticontrol and in Tupperware North America and in South America from higher volume from larger sales forces. This was partially offset by lower segment profit in Europe primarily related to lower sales, a lower gross margin percentage, and higher promotional spending in France.
International operations generated 91 percent of sales in the first quarters of 2017 and 2016 and 99 percent and 100 percent of the Company's segment profit in the first quarters of 2017 and 2016, respectively.
The sale of beauty products generated 14 percent of sales in the first quarter of 2017, and 16 percent in the first quarter of 2016.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Apr 1, 2017	Mar 26, 2016					2017	2016
Net sales	$149.5	$153.9	(3)%		(2)%	$(1.2)	27	29
Segment profit	19.9	25.2	(21)		(23)	0.7	21	29

Segment profit as percent of sales	13.3%	16.4%	(3.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 3 percent compared with the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent reflecting more aggressive promotional pricing.
Emerging markets accounted for $49.6 million and $47.8 million, or 33 percent and 31 percent of the reported sales in the segment in the first quarters of 2017 and 2016, respectively. On a local currency basis, the emerging market units' sales increased by 1 percent, primarily reflecting a significant increase in Tupperware South Africa due to a larger sales force along with an increase in productivity. This was partially offset by Turkey, from a smaller, less active sales force due to the external environment and a negative impact due to timing of a promotional program at the end of the first quarter.
The established markets' reported sales decreased 6 percent. Excluding the impact of foreign currency, these markets decreased 4 percent, reflecting a decrease in France from lower sales force productivity and from a decrease in volume due to the timing of sales around the Easter holiday, compared with the prior year.
Segment profit decreased $5.3 million in dollars in the first quarter of 2017 versus 2016. Excluding the translation impact of foreign exchange rates, segment profit decreased $6.0 million, primarily due to a lower sales volume, a lower gross margin percentage and higher promotional spending in France.
The Euro, Russian ruble, South African rand, and the Turkish lire were the main currencies that impacted the year-over-year sales comparison, while the South African rand most significantly impacted the profit comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Apr 1, 2017	Mar 26, 2016					2017	2016
Net sales	$177.3	$171.6	3%		4%	$(1.8)	32	33
Segment profit	40.0	36.9	8		10	(0.6)	43	42

Segment profit as percent of sales	22.6%	21.5%	1.1	pp	na	na	na	na

__________________________

na	not applicable
pp	percentage points
Reported sales increased 3 percent compared with the first quarter of 2016. Excluding the impact of foreign currency exchange rates, sales increased 4 percent. The sales increase was from higher volume/mix as average prices were even compared with the first quarter of 2016.

Emerging markets accounted for $151.9 million and $145.8 million, or 86 percent of the reported sales in the first quarter of 2017 and 85 percent in 2016. Compared with 2016, sales in emerging markets in 2017 were negatively impacted by $2.7 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales in these units increased 6 percent. The most significant increase was in China, primarily related to higher studio productivity, including from digital marketing initiatives to members of which there were 39 percent more at the end of March 2017 compared with March 2016. This was partially offset by Indonesia from lower sales force productivity.
Segment profit increased 8 percent compared with the first quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 10 percent, primarily due to the higher sales volume in China, along with a higher gross margin percentage mainly from lower resin prices, and better overall leverage on promotional spending.
In terms of foreign currencies, the change in the value of the Chinese renminbi and the Malaysian ringgit had the most meaningful impact on the first quarter sales and profit comparisons.
Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Apr 1, 2017	Mar 26, 2016					2017	2016
Net sales	$91.8	$83.2	10%		14%	$(3.0)	17	16
Segment profit	16.4	14.6	12		21	(1.1)	17	16

Segment profit as percent of sales	17.9%	17.5%	0.4	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales in the first quarter of 2017 increased 10 percent compared with the first quarter of 2016. Excluding the impact of foreign currency exchange rates, sales increased 14 percent. Mexico increased sales volume through more active sellers, and the United States and Canada through a larger, more active sales force. Volume/mix in the segment grew 14 percent while average prices were even compared with the first quarter of 2016.
Reported segment profit increased 12 percent in the first quarter of 2017. Excluding the impact of foreign currency exchange rates, profit increased by 21 percent, reflecting higher sales and lower operating expenses, partially offset by a lower gross margin percentage.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Apr 1, 2017	Mar 26, 2016					2017	2016
Net sales	$39.5	$48.9	(19)%		(13)%	$(3.4)	7	9
Segment loss	(0.6)	(1.7)	66		71	(0.3)	(1)	(2)

Segment loss as percent of sales	(1.5)%	(3.5)%	2.0	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 19 percent in the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 13 percent, reflecting lower sales by both Beauticontrol and Fuller Mexico from fewer active sellers. The average price increase in this segment was 3 percent.
The reported segment loss improved by $1.1 million in the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, segment loss improved $1.4 million, primarily from re-engineering and other value chain improvement initiatives by Beauticontrol.
The Mexican peso was the main currency that impacted the year-over-year comparisons.
Although Fuller Mexico had a decrease in sales and profit in the first quarter 2017, its performance for the full year is not expected to be significantly different than under the assumptions used in the step 1 goodwill impairment evaluation performed as of the September 2016 assessment date. If future operating performance continues to be worse than that assumed in the 2016 annual assessment, including changes in projected future revenue, profitability and cash flow; or a significant increase in interest rates or cost of capital, this would have a negative impact on the fair value of the reporting unit, which could result in an impairment to some, or all, of the Fuller Mexico goodwill. As of April 1, 2017, the Company's balance sheet included $80.0 million of goodwill related to Fuller Mexico.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Apr 1, 2017	Mar 26, 2016					2017	2016
Net sales	$96.7	$68.1	42%		27%	$8.3	17	13
Segment profit	18.2	13.0	40		25	1.6	20	15

Segment profit as percent of sales	18.8%	19.1%	(0.3)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment increased 42 percent in the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales increased 27 percent. Of the 27 percent increase in local currency sales, approximately one half of the increase reflected the impact of higher prices in the segment, mainly due to inflation in Argentina and Venezuela, and to a lesser extent in Brazil.
The most significant increase in local currency sales was in Brazil, the Company's largest business unit, from higher volume of products sold, reflecting a larger active sales force driven by strong sales force additions. The sales in Argentina and Venezuela increased from higher prices.
Reported segment profit increased $5.2 million in the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $3.6 million, primarily in Brazil from the higher sales.
The Brazilian real and the Venezuelan bolivar had the most significant translation impacts on the year-over-year sales comparisons, while the Brazilian real was the currency that most significantly impacted the profit comparison.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $19.9 million compared with the end of 2016. Excluding the impact of changes in foreign currency exchange rates, working capital increased $17.5 million, primarily reflecting a $45.2 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, a $26.4 million increase in accounts receivable due to the level and timing of sales around the end of each period, and a $19.2 million increase in inventory, related to expectations for future sales. These local currency increases were partially offset by a $66.8 million increase in short-term borrowings and a decrease of $15.4 million in non-trade receivables, mainly related to hedging activities.
The Company continues to carry debt in connection with the $600 million in senior notes due in 2021.
As of April 1, 2017, the Company had total borrowings of $172.0 million outstanding under its Credit Agreement, including $87.9 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company's euro LIBOR base rate was below zero throughout the first three months of 2017 and currently, under the Credit Agreement the base rate cannot be below zero. As of April 1, 2017, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.93 percent.
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

The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of April 1, 2017, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At April 1, 2017, the Company had $511.8 million of unused lines of credit, including $426.6 million under the committed, secured Credit Agreement, and $85.2 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million.
See Note 9 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs, and its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $98.4 million as of April 1, 2017, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $98.4 million as of April 1, 2017. Of this amount, $97.7 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 14 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. An additional 23 percent of cash was held by foreign subsidiaries in which the Company's current intent is to indefinitely reinvest the cash, as it is needed for working capital and to otherwise fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation. The remaining cash is subject to repatriation tax effects.
The Company’s most significant foreign currency exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and the Mexican peso. Business units in which the Company generated at least $100 million of sales in 2016 included Brazil, China, Germany, Indonesia, Fuller Mexico, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by Brazil and Tupperware United States and Canada exceeded $200 million. Downturns in the Company's business in these units, including but not limited to, difficulties in making additions to, retention and activity of the Company's independent sales force or the success of new products and/or promotional programs, could adversely impact the Company's ability to generate operating cash flows.
Operating Activities: Net cash from operating activities for the periods ended April 1, 2017 and March 26, 2016 were outflows of $17.6 million and $7.5 million, respectively. The unfavorable comparison primarily reflected a higher level of outflows from accounts receivable mainly due to the higher balance at December 2015 versus 2016, and their subsequent collection as well as higher cash tax payments in the first quarter of 2017. The net impact of these items was partially offset by a decrease in outflows of cash related to other net working capital items, particularly payables due to the timing of payments around year-end.
Investing Activities: During the first quarters of 2017 and 2016, the Company had $16.0 million and $9.4 million, respectively, of capital expenditures. In both 2017 and 2016, the most significant capital expenditures were related to molds. In 2017 and 2016, capital expenditures included $5.1 million and $2.7 million, respectively related to manufacturing and supply chain capabilities, excluding molds.
Financing Activities: Dividends paid to shareholders were $34.7 million and $35.0 million in the first quarters of 2017 and 2016, respectively. Proceeds received from the exercise of stock options were $2.1 million in the first quarter of 2017, and there were no such receipts in 2016. The Company also increased revolver borrowings through its Credit Agreement by $67.6 million for the funding of operating, investing and financing activities.

Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. There were no share repurchases under this program during the first three months of 2017 or 2016. Since 2007, the Company had spent $1.29 billion to repurchase 21.3 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company does not currently plan to make open market share repurchases.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2017 and 2016, 8,553 and 15,261 shares were retained to fund withholding taxes, totaling $0.5 million and $0.8 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). Although the Company’s euro LIBOR base rate was below zero throughout the first three months of 2017 and currently, under the Credit Agreement, the base rate cannot be below zero. As of April 1, 2017, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.93 percent.
As of April 1, 2017, the Company had total borrowings of $172.0 million outstanding under its Credit Agreement, with $87.9 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended April 1, 2017 and March 26, 2016, the cash flow impact of these currency hedges were inflows of $10.2 million and $10.7 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open forward contracts as of April 1, 2017 were to buy U.S. dollars worth $72.9 million and to sell $34.9 million in Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of April 1, 2017, the Company was in a net payable position of approximately $8.2 million related to its currency hedges under forward contracts, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2017 cost of sales will include approximately $155 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is typically strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $16 million compared with the prior year. In the first quarter of 2017, there was a minor negative impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2016. For full year 2017 compared with 2016, there will be an estimated $10 million negative impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases, when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and those in the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls (such as in Argentina, Egypt and Venezuela) and translation risks due to potential impairments of investments in affected markets and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments;

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

•
the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to non-income taxes issues in Brazil and India;

•	the Company's access to, and the costs of, financing; and

•
other risks discussed in Item 1A, Risk Factors, of the Company's 2016 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, Notes, other financial information appearing elsewhere in this report and the Company's other filings with the United States Securities and Exchange Commission.

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
Changes in Internal Controls
There have been no significant changes in the Company's internal control over financial reporting during the Company's first quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended ( the "Exchange Act").

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, filed on May 2, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
May 2, 2017