Form 10-Q
period 2017-07-01
TUPPERWARE BRANDS CORP
filed 2017-08-01
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended July 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of July 27, 2017, 50,879,367 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	$572.9	$564.7	$1,127.7	$1,090.4
Cost of products sold	182.6	183.9	360.3	349.9
Gross margin	390.3	380.8	767.4	740.5

Delivery, sales and administrative expense	299.5	298.2	598.6	586.9
Re-engineering and impairment charges	32.6	1.9	34.9	3.0
Impairment of goodwill	62.9	—	62.9	—
Gains on disposal of assets	3.1	0.8	3.2	0.9
Operating income (loss)	(1.6)	81.5	74.2	151.5

Interest income	0.7	0.8	1.2	1.5
Interest expense	11.6	11.2	23.2	23.3
Other expense	0.2	0.9	0.7	1.3
Income (loss) before income taxes	(12.7)	70.2	51.5	128.4

Provision for income taxes	5.0	17.8	21.8	32.6
Net income (loss)	$(17.7)	$52.4	$29.7	$95.8

Earnings (loss) per share:
Basic	$(0.35)	$1.04	$0.59	$1.90
Diluted	(0.35)	1.03	0.58	1.89

Weighted-average shares outstanding:
Basic	50.8	50.5	50.7	50.5
Diluted	50.8	50.7	51.2	50.6

Dividends declared per common share	$0.68	$0.68	$1.36	$1.36

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income (loss)	$(17.7)	$52.4	$29.7	$95.8
Other comprehensive income (loss):
Foreign currency translation adjustments	9.8	(14.1)	52.2	(11.8)
Deferred loss on cash flow hedges, net of tax benefit of $0.4, $0.0, $1.8 and $1.0, respectively	(1.4)	—	(5.9)	(3.7)
Pension and other post-retirement income (costs), net of tax benefit of $0.7, $0.0, $1.4 and $0.3, respectively	(1.6)	0.5	(3.3)	(0.4)
Other comprehensive income (loss)	6.8	(13.6)	43.0	(15.9)
Total comprehensive income (loss)	$(10.9)	$38.8	$72.7	$79.9

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	July 1, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$85.0	$93.2
Accounts receivable, less allowances of $35.2 and $32.6, respectively	156.4	125.3
Inventories	288.1	240.4
Non-trade amounts receivable, net	51.4	64.9
Prepaid expenses and other current assets	28.6	21.5
Total current assets	609.5	545.3
Deferred income tax benefits, net	584.4	539.7
Property, plant and equipment, net	268.3	259.8
Long-term receivables, less allowances of $14.0 and $11.0, respectively	15.6	13.2
Trademarks and tradenames, net	69.2	67.3
Goodwill	80.6	132.6
Other assets, net	33.1	29.9
Total assets	$1,660.7	$1,587.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$89.5	$117.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	173.2	105.9
Accrued liabilities	332.9	324.0
Total current liabilities	595.6	547.6
Long-term debt and capital lease obligations	605.3	606.0
Other liabilities	226.1	221.4
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	213.8	208.6
Retained earnings	1,411.6	1,455.3
Treasury stock, 12,727,723 and 12,969,165 shares, respectively, at cost	(863.8)	(880.2)
Accumulated other comprehensive loss	(528.5)	(571.5)
Total shareholders' equity	233.7	212.8
Total liabilities and shareholders' equity	$1,660.7	$1,587.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	July 1, 2017	June 25, 2016
Operating Activities:
Net income	$29.7	$95.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.7	30.2
Unrealized foreign exchange loss	0.3	0.3
Equity compensation	9.2	8.2
Amortization of deferred debt costs	0.3	0.3
Net gains on disposal of assets	(2.9)	(0.8)
Provision for bad debts	7.6	4.9
Write-down of inventories	5.3	5.0
Non-cash impact of re-engineering and impairment costs	66.0	—
Net change in deferred income taxes	(19.9)	0.3
Changes in assets and liabilities:
Accounts and notes receivable	(32.8)	(19.1)
Inventories	(41.0)	(14.4)
Non-trade amounts receivable	0.8	(6.4)
Prepaid expenses	(4.1)	(4.1)
Other assets	(3.7)	(1.3)
Accounts payable and accrued liabilities	6.3	(53.9)
Income taxes payable	(35.7)	(25.9)
Other liabilities	0.5	2.6
Net cash impact from hedging activity	(1.6)	10.0
Other	—	0.1
Net cash provided by operating activities	14.0	31.8
Investing Activities:
Capital expenditures	(32.0)	(25.3)
Proceeds from disposal of property, plant and equipment	5.3	2.3
Net cash used in investing activities	(26.7)	(23.0)
Financing Activities:
Dividend payments to shareholders	(69.3)	(69.4)
Proceeds from exercise of stock options	9.9	0.4
Repurchase of common stock	(0.6)	(0.8)
Repayment of capital lease obligations	(1.2)	(1.3)
Net change in short-term debt	60.1	58.2
Net cash used in financing activities	(1.1)	(12.9)
Effect of exchange rate changes on cash and cash equivalents	5.6	3.3
Net change in cash and cash equivalents	(8.2)	(0.8)
Cash and cash equivalents at beginning of year	93.2	79.8
Cash and cash equivalents at end of period	$85.0	$79.0

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
The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks with 14 weeks in the fourth quarter, whereas the 2017 fiscal year will include 52 weeks with 13 weeks in the fourth quarter.
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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the second quarters of 2017 and 2016 were $35.7 million and $34.8 million, respectively, and for the year-to-date periods ended July 1, 2017 and June 25, 2016 were $70.5 million and $66.5 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $91.7 million and $98.0 million for the second quarters of 2017 and 2016, respectively, and $187.6 million and $191.7 million for the year-to-date periods ended July 1, 2017 and June 25, 2016, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(In millions)	July 1, 2017	December 31, 2016
Finished goods	$224.2	$189.4
Work in process	28.4	23.0
Raw materials and supplies	35.5	28.0
Total inventories	$288.1	$240.4

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings (loss) per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income (loss)	$(17.7)	$52.4	$29.7	$95.8
Weighted-average shares of common stock outstanding	50.8	50.5	50.7	50.5
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	—	0.2	0.5	0.1
Weighted-average common and common equivalent shares outstanding	50.8	50.7	51.2	50.6
Basic earnings (loss) per share	$(0.35)	$1.04	$0.59	$1.90
Diluted earnings (loss) per share	$(0.35)	$1.03	$0.58	$1.89
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	2.9	1.6	1.0	1.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	52.2	(4.7)	(4.0)	43.5
Amounts reclassified from accumulated other comprehensive loss	—	(1.2)	0.7	(0.5)
Net current-period other comprehensive income (loss)	52.2	(5.9)	(3.3)	43.0
Balance at July 1, 2017	$(492.1)	$(1.0)	$(35.4)	$(528.5)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive loss before reclassifications	(11.8)	(0.8)	(1.0)	(13.6)
Amounts reclassified from accumulated other comprehensive loss	—	(2.9)	0.6	(2.3)
Net current-period other comprehensive loss	(11.8)	(3.7)	(0.4)	(15.9)
Balance at June 25, 2016	$(502.4)	$0.6	$(36.1)	$(537.9)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $1.7 million and $4.0 million for the year-to-date periods ended July 1, 2017 and June 25, 2016, respectively. Associated with these items were tax provisions of $0.5 million and $1.1 million, respectively. See Note 11 for further discussion of derivatives.
For the year-to-date periods ended July 1, 2017 and June 25, 2016, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.6 million and $0.7 million, respectively, actuarial losses of $0.7 million and $0.8 million, respectively, and pension settlement costs of $0.8 million and $0.6 million, respectively. The tax benefits associated with these items were $0.2 million, and $0.1 million, respectively. See Note 13 for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Impairment Costs
The Company recorded $32.6 million and $1.9 million in re-engineering charges during the second quarters of 2017 and 2016, respectively, and $34.9 million and $3.0 million for the year-to-date periods ended July 1, 2017 and June 25, 2016, respectively.
In 2017, these charges were primarily related to restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind down the Beauticontrol reporting unit due to a history of declining revenues, operating losses and the competitive environment in the direct selling channel and retail sector for beauty and personal care products in the United States, Canada and Puerto Rico. The total cost of the restructuring actions is estimated to be $100 million to $110 million from the second quarter of 2017 forward. This excludes the benefit of selling fixed assets that will become excess in light of the re-engineering actions. The Company expects about 90 percent of second quarter 2017 forward re-engineering costs to require cash outflows and for these to be funded with cash flow from operations, net of investing activities, notwithstanding the timing during each fiscal year in which the Company generates the majority of its cash. Of the total costs, the Company estimates that about 80 percent relates to severance and benefits related to headcount reductions, while the balance is predominantly related to costs to exit leases and other contracts, as well as write-offs of excess assets for which there are not expected to be disposal proceeds. In the second quarter of 2017, the Company incurred $24.7 million in restructuring costs in Europe, $1.0 million in Asia Pacific and $6.9 million in Beauty North America.
In 2016, the charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The balances included in accrued liabilities related to re-engineering and impairment charges as of July 1, 2017 and December 31, 2016 were as follows:

(In millions)	July 1, 2017	December 31, 2016
Beginning of the year balance	$1.6	$1.7
Provision	34.9	7.6
Non-cash charges	(3.1)	(0.3)
Cash expenditures:
Severance	(3.5)	(5.2)
Other	(0.3)	(2.2)
End of period balance	$29.6	$1.6
The accrual balance as of July 1, 2017, related primarily to severance payments to be made through the first quarter of 2018.

Note 8:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company has early adopted Accounting Standards Update 2017-04: Simplifying the Test for Goodwill Impairment.
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below its recent trend lines and would fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, recording an impairment charge of $62.9 million.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The impairment evaluation of the goodwill associated with the Fuller Mexico reporting unit involved comparing the fair value of the reporting unit to its carrying value, including the goodwill balance, after consideration of impairment to its long-lived assets. There were no impairments of any long-lived assets. The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach, which was considered a Level 3 measurement within the fair value hierarchy. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach, or discounted cash flow approach, also requires an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model used a forecast period of 10 years with annual revenue growth rates ranging from negative 10 percent to positive 4 percent, a compound average growth rate of 1.6 percent, and a 3 percent growth rate used in calculating the terminal value. The discount rate used was 15.8 percent. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples were then applied to the reporting unit to determine fair value. The goodwill was then written down so that the carrying value of the Fuller Mexico reporting unit would equal its fair value.
With the estimated fair value of the reporting unit equaling its carrying value as of the end of the May 2017 evaluation, the Fuller Mexico reporting unit has a high risk of future impairment to the remaining goodwill balance of $18.9 million. A deterioration in key operating metrics, such as sales force size, and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations due to changes in the macro-economic environment. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or macro-economic factors in the time frame forecast, which could also impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico. The Company still considers the remaining goodwill associated with Fuller Mexico to be significant relative to total equity.

Note 9:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon geography, consistency of economic substance, products, production process, class of customers and distribution method.
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
Worldwide sales of beauty and personal care products totaled $86.7 million and $96.8 million in the second quarters of 2017 and 2016, respectively, and $166.3 million and $184.9 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales:
Europe	$135.4	$138.4	$284.9	$292.3
Asia Pacific	183.5	194.3	360.8	365.9
Tupperware North America	97.1	93.1	188.9	176.3
Beauty North America	44.7	53.4	84.2	102.3
South America	112.2	85.5	208.9	153.6
Total net sales	$572.9	$564.7	$1,127.7	$1,090.4
Segment profit (loss):
Europe	$11.9	$14.6	$31.8	$39.8
Asia Pacific	46.2	46.7	86.2	83.6
Tupperware North America	21.1	19.4	37.5	34.0
Beauty North America	(0.4)	1.4	(1.0)	(0.3)
South America	27.9	15.6	46.1	28.6
Total segment profit	$106.7	$97.7	$200.6	$185.7
Unallocated expenses	(16.1)	(16.0)	(32.5)	(33.4)
Re-engineering and impairment charges (a)	(32.6)	(1.9)	(34.9)	(3.0)
Impairment of goodwill	(62.9)	—	(62.9)	—
Gains on disposal of assets	3.1	0.8	3.2	0.9
Interest expense, net	(10.9)	(10.4)	(22.0)	(21.8)
Income (loss) before taxes	$(12.7)	$70.2	$51.5	$128.4

(In millions)	July 1, 2017	December 31, 2016
Identifiable assets:
Europe	$288.6	$257.2
Asia Pacific	293.9	278.6
Tupperware North America	142.3	119.0
Beauty North America	184.4	214.7
South America	146.4	124.6
Corporate	605.1	593.7
Total identifiable assets	$1,660.7	$1,587.8
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10:	Debt
Debt Obligations

(In millions)	July 1, 2017	December 31, 2016
Fixed rate senior notes due 2021	$599.5	$599.4
Five year Revolving Credit Agreement (a)	171.0	104.0
Belgium facility capital lease	7.9	8.4
Other	0.1	0.1
Total debt obligations	$778.5	$711.9
____________________

(a)	$91.5 million and $84.6 million denominated in euros as of July 1, 2017 and December 31, 2016, respectively.

Credit Agreement
As of July 1, 2017, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 2.0 percent under its multicurrency Amended and Restated Credit Agreement (“Credit Agreement”).
At July 1, 2017, the Company had $513.2 million of unused lines of credit, including $427.5 million under the committed, secured Credit Agreement, and $85.7 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of July 1, 2017, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $5.3 million and $3.9 million in the second quarters of 2017 and 2016, respectively, and $10.2 million and $7.8 million for the respective year-to-date periods.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $10.8 million and $32.1 million associated with these hedges in the second quarter and year-to-date periods of 2017, respectively, and a net gain of $7.1 million and $3.4 million associated with such hedges for the respective periods of 2016. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the year-to-date periods ended July 1, 2017 and June 25, 2016 was an outflow of $1.6 million and an inflow of $10.0 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of July 1, 2017 and December 31, 2016, the notional amounts of outstanding forward contracts to purchase currencies were $153.6 million and $116.7 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $156.8 million and $109.6 million, respectively. As of July 1, 2017, the notional values of the largest positions outstanding were to purchase $144.7 million of U.S. dollars and to sell $32.7 million of Swiss francs and $30.7 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of July 1, 2017 and December 31, 2016. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	July 1, 2017	Dec 31, 2016	Balance sheet location	July 1, 2017	Dec 31, 2016
Foreign exchange contracts	Non-trade amounts receivable	$24.0	$41.1	Accrued liabilities	$25.1	$31.7
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the second quarters of 2017 and 2016:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2017	2016		2017	2016
Foreign exchange contracts	Other expense	$10.0	$(5.8)	Other expense	$(10.0)	$5.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the second quarters of 2017 and 2016:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2017	2016		2017	2016		2017	2016
Foreign exchange contracts	$(1.6)	$1.1	Cost of products sold	$0.1	$1.0	Interest expense	$(1.1)	$(1.2)
Net equity hedging relationships
Foreign exchange contracts	(13.2)	11.4	Other expense	—	—	Interest expense	(6.3)	(4.4)
Euro denominated debt	(3.6)	(0.3)
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended July 1, 2017 and June 25, 2016:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2017	2016		2017	2016
Foreign exchange contracts	Other expense	$38.2	$(4.4)	Other expense	$(38.1)	$4.5
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended July 1, 2017 and June 25, 2016:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2017	2016		2017	2016		2017	2016
Foreign exchange contracts	$(6.0)	$(0.6)	Cost of products sold	$1.7	$4.0	Interest expense	$(2.4)	$(2.8)
Net equity hedging relationships
Foreign exchange contracts	(43.2)	8.4	Other expense	—	—	Interest expense	(12.2)	(9.6)
Euro denominated debt	(6.9)	(3.0)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at July 1, 2017 and December 31, 2016. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $635.0 million at July 1, 2017, compared with the carrying value of $599.5 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarter and year-to-date periods ended July 1, 2017 and June 25, 2016 were as follows:

	Second Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$2.7	$2.7	$0.1	$—	$5.3	$5.4	$0.1	$—
Interest cost	1.4	1.6	0.1	0.2	2.8	3.2	0.3	0.4
Expected return on plan assets	(1.2)	(1.3)	—	—	(2.4)	(2.7)	—	—
Settlement/curtailment	—	0.6	—	—	0.8	0.6	—	—
Net amortization	0.4	0.4	(0.3)	(0.4)	0.7	0.8	(0.6)	(0.7)
Net periodic benefit cost	$3.3	$4.0	$(0.1)	$(0.2)	$7.2	$7.3	$(0.2)	$(0.3)
During the year-to-date periods ended July 1, 2017 and June 25, 2016, approximately $0.9 million and $0.7 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 14:	Income Taxes
The effective tax rate for the second quarter and year-to-date periods of 2017 were negative 38.9 percent and positive 42.3 percent compared with 25.4 percent for the comparable 2016 periods. The Company incurred impairment and other charges resulting in a loss for the quarter and a related negative tax rate. The change in the year-to-date rate was due to the impairment and other charges, for which limited tax benefits were available.
As of July 1, 2017 and December 31, 2016, the Company's gross unrecognized tax benefit was $20.4 million and $20.7 million, respectively. The Company estimates that as of July 1, 2017, approximately $19.0 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.5 million and $7.1 million as of the periods ended July 1, 2017 and December 31, 2016, respectively. For year-to-date 2017, the accrual for uncertain tax positions decreased by $1.5 million as a result of the closure of audits and statute limitation expirations in various jurisdictions.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $1.6 million. For the remaining balance as of July 1, 2017, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended July 1, 2017 and June 25, 2016, 9,256 and 16,602 shares, respectively, were retained to fund withholding taxes, with values totaling $0.6 million and $0.8 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.

Note 16:	Stock Based Compensation
Stock option activity for 2017 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2016	2,722,965	$57.78
Expired / Forfeited	(34,058)	68.32
Exercised	(201,486)	49.40
Outstanding at July 1, 2017	2,487,421	$58.31	$32.7
Exercisable at July 1, 2017	1,377,037	$58.28	$19.5
The intrinsic value of options exercised totaled $3.0 million and $0.7 million in the second quarters of 2017 and 2016, respectively, and $4.0 million and $0.7 million in the respective year-to-date periods.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2017 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 31, 2016	602,940	$61.28
Time-vested shares granted	26,625	67.62
Market-vested shares granted	25,170	61.29
Performance shares granted	76,615	60.39
Performance share adjustments	(18,536)	65.77
Vested	(60,037)	73.11
Forfeited	(12,658)	59.84
July 1, 2017	640,119	$60.23

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Compensation expense related to the Company's stock based compensation for the second quarter and year-to-date periods ended July 1, 2017 and June 25, 2016 were as follows:

	Second Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Stock options	$0.8	$0.7	$1.5	$1.3
Time, performance and market vested share awards	3.6	3.6	7.7	6.9
As of July 1, 2017, total unrecognized stock based compensation expense related to all stock based awards was $24.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

Note 17:	Allowance for Long-Term Receivables
As of July 1, 2017, $11.4 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of July 1, 2017 was as follows:

(In millions)
Balance at December 31, 2016	$11.0
Write-offs	(0.3)
Provision and reclassifications	2.2
Currency translation adjustment	1.1
Balance at July 1, 2017	$14.0

Note 18:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of July 1, 2017 and December 31, 2016 and for the quarter and year-to-date periods ended July 1, 2017 and June 25, 2016 for Tupperware Brands Corporation (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 weeks ended July 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$574.0	$(1.1)	$572.9
Other revenue	—	32.7	6.4	(39.1)	—
Cost of products sold	—	6.4	214.2	(38.0)	182.6
Gross margin	—	26.3	366.2	(2.2)	390.3
Delivery, sales and administrative expense	3.5	23.3	274.9	(2.2)	299.5
Re-engineering and impairment charges	—	0.3	32.3	—	32.6
Impairment of goodwill	—	—	62.9	—	62.9
Gains on disposal of assets	—	—	3.1	—	3.1
Operating income (loss)	(3.5)	2.7	(0.8)	—	(1.6)
Interest income	5.1	0.3	9.5	(14.2)	0.7
Interest expense	9.5	14.6	1.7	(14.2)	11.6
Income (loss) from equity investments in subsidiaries	(12.0)	1.9	—	10.1	—
Other expense (income)	—	9.5	(9.3)	—	0.2
Income (loss) before income taxes	(19.9)	(19.2)	16.3	10.1	(12.7)
Provision (benefit) for income taxes	(2.2)	(4.6)	11.8	—	5.0
Net income (loss)	$(17.7)	$(14.6)	$4.5	$10.1	$(17.7)
Comprehensive income (loss)	$(10.9)	$(4.8)	$21.9	$(17.1)	$(10.9)

Consolidating Statement of Income

	13 weeks ended June 25, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$565.6	$(0.9)	$564.7
Other revenue	—	30.2	7.7	(37.9)	—
Cost of products sold	—	7.7	212.8	(36.6)	183.9
Gross margin	—	22.5	360.5	(2.2)	380.8
Delivery, sales and administrative expense	3.5	13.8	283.1	(2.2)	298.2
Re-engineering and impairment charges	—	—	1.9	—	1.9
Gains on disposal of assets	—	—	0.8	—	0.8
Operating income (loss)	(3.5)	8.7	76.3	—	81.5
Interest income	5.1	0.5	5.9	(10.7)	0.8
Interest expense	7.7	12.1	2.1	(10.7)	11.2
Income (loss) from equity investments in subsidiaries	56.3	54.7	—	(111.0)	—
Other expense (income)	0.1	(12.2)	13.0	—	0.9
Income (loss) before income taxes	50.1	64.0	67.1	(111.0)	70.2
Provision (benefit) for income taxes	(2.3)	1.5	18.6	—	17.8
Net income (loss)	$52.4	$62.5	$48.5	$(111.0)	$52.4
Comprehensive income (loss)	$38.8	$49.2	$28.8	$(78.0)	$38.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	26 weeks ended July 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,130.7	$(3.0)	$1,127.7
Other revenue	—	58.2	15.0	(73.2)	—
Cost of products sold	—	15.0	416.8	(71.5)	360.3
Gross margin	—	43.2	728.9	(4.7)	767.4
Delivery, sales and administrative expense	7.4	46.5	549.4	(4.7)	598.6
Re-engineering and impairment charges	—	0.7	34.2	—	34.9
Impairment of goodwill	—	—	62.9	—	62.9
Gains on disposal of assets	—	—	3.2	—	3.2
Operating income (loss)	(7.4)	(4.0)	85.6	—	74.2
Interest income	10.2	1.0	17.8	(27.8)	1.2
Interest expense	18.1	28.9	4.0	(27.8)	23.2
Income (loss) from equity investments in subsidiaries	39.9	80.6	—	(120.5)	—
Other expense (income)	—	24.9	(24.2)	—	0.7
Income (loss) before income taxes	24.6	23.8	123.6	(120.5)	51.5
Provision (benefit) for income taxes	(5.1)	(12.3)	39.2	—	21.8
Net income (loss)	$29.7	$36.1	$84.4	$(120.5)	$29.7
Comprehensive income (loss)	$72.7	$84.6	$154.7	$(239.3)	$72.7

Consolidating Statement of Income

	26 weeks ended June 25, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,092.6	$(2.2)	$1,090.4
Other revenue	—	55.5	15.4	(70.9)	—
Cost of products sold	—	15.4	403.0	(68.5)	349.9
Gross margin	—	40.1	705.0	(4.6)	740.5
Delivery, sales and administrative expense	6.7	36.2	548.6	(4.6)	586.9
Re-engineering and impairment charges	—	—	3.0	—	3.0
Gains on disposal of assets	—	—	0.9	—	0.9
Operating income (loss)	(6.7)	3.9	154.3	—	151.5
Interest income	10.2	0.9	12.1	(21.7)	1.5
Interest expense	16.4	24.4	4.2	(21.7)	23.3
Income (loss) from equity investments in subsidiaries	104.1	108.1	—	(212.2)	—
Other expense (income)	0.1	(16.3)	17.5	—	1.3
Income (loss) before income taxes	91.1	104.8	144.7	(212.2)	128.4
Provision (benefit) for income taxes	(4.7)	(5.7)	43.0	—	32.6
Net income (loss)	$95.8	$110.5	$101.7	$(212.2)	$95.8
Comprehensive income (loss)	$79.9	$96.3	$78.3	$(174.6)	$79.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	July 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$84.9	$—	$85.0
Accounts receivable, net	—	—	156.4	—	156.4
Inventories	—	—	288.1	—	288.1
Non-trade amounts receivable, net	—	64.6	73.1	(86.3)	51.4
Intercompany receivables	17.0	924.8	284.8	(1,226.6)	—
Prepaid expenses and other current assets	1.6	7.1	98.2	(78.3)	28.6
Total current assets	18.6	996.6	985.5	(1,391.2)	609.5
Deferred income tax benefits, net	142.7	208.9	232.8	—	584.4
Property, plant and equipment, net	—	50.6	217.7	—	268.3
Long-term receivables, net	—	0.1	15.5	—	15.6
Trademarks and tradenames, net	—	—	69.2	—	69.2
Goodwill	—	2.9	77.7	—	80.6
Investments in subsidiaries	1,444.8	1,464.7	—	(2,909.5)	—
Intercompany notes receivable	489.2	101.7	813.5	(1,404.4)	—
Other assets, net	1.0	1.3	78.4	(47.6)	33.1
Total assets	$2,096.3	$2,826.8	$2,490.3	$(5,752.7)	$1,660.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.3	$87.2	$—	$89.5
Short-term borrowings and current portion of long-term debt and capital lease obligations	171.0	—	2.2	—	173.2
Intercompany payables	849.1	283.0	94.5	(1,226.6)	—
Accrued liabilities	117.0	98.7	281.8	(164.6)	332.9
Total current liabilities	1,137.1	384.0	465.7	(1,391.2)	595.6
Long-term debt and capital lease obligations	599.5	—	5.8	—	605.3
Intercompany notes payable	115.3	983.6	305.5	(1,404.4)	—
Other liabilities	10.7	73.7	189.3	(47.6)	226.1
Shareholders' equity	233.7	1,385.5	1,524.0	(2,909.5)	233.7
Total liabilities and shareholders' equity	$2,096.3	$2,826.8	$2,490.3	$(5,752.7)	$1,660.7

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 weeks ended July 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(18.7)	$(29.5)	$80.0	$(17.8)	$14.0
Investing Activities:
Capital expenditures	—	(8.0)	(24.0)	—	(32.0)
Proceeds from disposal of property, plant and equipment	—	—	5.3	—	5.3
Net intercompany loans	28.5	1.2	(38.8)	9.1	—
Net cash provided by (used in) investing activities	28.5	(6.8)	(57.5)	9.1	(26.7)
Financing Activities:
Dividend payments to shareholders	(69.3)	—	—	—	(69.3)
Dividend payments to parent	—	—	(7.7)	7.7	—
Proceeds from exercise of stock options	9.9	—	—	—	9.9
Repurchase of common stock	(0.6)	—	—	—	(0.6)
Repayment of capital lease obligations	—	—	(1.2)	—	(1.2)
Net change in short-term debt	60.0	—	0.1	—	60.1
Net intercompany borrowings	(9.8)	35.9	(27.1)	1.0	—
Net cash provided by (used in) financing activities	(9.8)	35.9	(35.9)	8.7	(1.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6
Net change in cash and cash equivalents	—	(0.4)	(7.8)	—	(8.2)
Cash and cash equivalents at beginning of year	—	0.5	92.7	—	93.2
Cash and cash equivalents at end of period	$—	$0.1	$84.9	$—	$85.0

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
In May 2017, the FASB issued an amendment to existing guidance on stock compensation to provide clarity and reduce diversity in modification accounting. Under the amendment, modification accounting is to be applied unless the fair value, vesting conditions and classification of the modified award are the same as that of the original award immediately before the modification. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect an impact from the adoption of this amendment on its Consolidated Financial Statements.
In March 2017, the FASB issued an amendment to existing guidance on presentation of net periodic pension and post-retirement benefit costs. Under the amendment, the service cost component will be presented in the same income statement line item as other compensation costs arising from services rendered during the period. The other components of the net periodic benefit cost will be presented separately from the service cost and outside operating income subtotal. Only the service cost will be eligible for capitalization in assets. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect a significant impact from the adoption of this amendment on its Consolidated Financial Statements.
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In August 2015, the FASB issued an amendment to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The August 2015 amendment also allowed early adoption of the revenue standard, but not before the original effective date of December 15, 2016. In March and April 2016, the FASB issued amendments to provide clarification on implementation guidance. In May 2016, the FASB issued amendments to provide clarification on assessment of collectibility criteria, presentation of sales taxes and measurement of noncash consideration. In addition, the amendment provided clarification and included simplification to transition guidance on contract modifications and completed contracts at transition. In December 2016, the FASB issued amendments to provide clarification on codification and guidance application. In February 2017, the FASB issued an amendment to clarify the scope of asset derecognition guidance and provide detailed guidance on partial sales transactions. The Company has surveyed revenue recognition policies across each of its global operating segments, and is evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements. While there are expected to be changes in policy in certain units, the impact to the Consolidated Financial Statements is not expected to be significant, as the majority of the Company's transactions are not accounted for under industry-specific guidance that will be superseded by the new guidance and generally only consists of a single performance obligation to transfer non-customized, promised goods. The Company expects to use the modified retrospective method of adoption beginning January 2018.
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
In February 2016, the FASB issued an amendment to existing guidance on lease accounting that requires the assets and liabilities arising from operating leases be presented in the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the specific impact of the adoption of this amendment on its Consolidated Financial Statements, though it does expect an increase in both assets and liabilities upon adoption due to recognition of operating lease assets and related liabilities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 26 weeks ended July 1, 2017, compared with the 13 and 26 weeks ended June 25, 2016, and changes in financial condition during the 26 weeks ended July 1, 2017. The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks with 14 weeks in the fourth quarter, whereas the 2017 fiscal year will include 52 weeks with 13 weeks in the fourth quarter.

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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jul 1, 2017	Jun 25, 2016
Net sales	$572.9	$564.7	1%		2%	$(2.6)
Gross margin as percent of sales	68.1%	67.4%	0.7	pp	na	na
DS&A as percent of sales	52.3%	52.8%	(0.5)	pp	na	na
Operating income (loss)	$(1.6)	$81.5	na		na	$0.4
Net income (loss)	$(17.7)	$52.4	na		na	$0.5
Net income (loss) per diluted share	$(0.35)	$1.03	na		na	$0.01

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jul 1, 2017	Jun 25, 2016
Net sales	$1,127.7	$1,090.4	3%		4%	$(3.7)
Gross margin as percent of sales	68.1%	67.9%	0.2	pp	na	na
DS&A as percent of sales	53.1%	53.8%	(0.7)	pp	na	na
Operating income	$74.2	$151.5	(51)%		(51)%	$0.7
Net income	$29.7	$95.8	(69)%		(69)%	$0.7
Net income per diluted share	$0.58	$1.89	(69)%		(69)%	$0.01

_________________________

na	not applicable
pp	percentage points

Reported sales increased 1 percent compared with the second quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies had a 6 percent increase in local currency sales, primarily in the South America segment, as well as in China, South Africa and Tupperware Mexico. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 6 percent compared with 2016, primarily driven by Europe and Beauticontrol.
On a reported basis, operating and net income were worse by $83.1 million and $70.1 million, respectively, in the second quarter, which included $0.4 million and $0.5 million positive impact from changes in foreign currency, respectively. The decrease primarily reflected an impairment of goodwill related to Fuller Mexico and re-engineering and impairment charges for the wind down of operations at Beauticontrol and restructuring actions for the global supply chain and some marketing units. This was partially offset by segment profit increases in Tupperware North America and South America.
Reported sales for the year-to-date period increased 3 percent. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent. The factors impacting the year-to-date sales and net income comparisons were similar to those impacting the second quarter comparisons, along with increased segment profit in Asia Pacific for the year-to-date period.
Net cash flow from operating activities for the periods ending July 1, 2017 and June 25, 2016 were inflows of $14.0 million and $31.8 million, respectively. The unfavorable comparison primarily reflected a higher level of outflow from accounts receivable mainly due to the higher balance at December 2015 versus 2016, and their subsequent collection, higher cash tax payments in the first half of 2017, and a higher outflow from inventory production and procurement. The net impact of these items was partially offset by a decrease in the outflow of cash related to other net working capital items, particularly payables due to the timing of payments around year-end.
Net Sales
Reported sales increased 1 percent in the second quarter. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The average impact of higher prices was 3 percent.
The Company's emerging market units accounted for 69 percent and 66 percent of the Company's reported sales in the second quarters of 2017 and 2016, respectively. In 2017, reported sales in these units increased $21.9 million, or 6 percent, which included a negative $0.9 million impact from foreign currency exchange rates. The sales of these units increased most significantly in Brazil and Tupperware South Africa, due to larger sales forces, and in China, from higher productivity including from the addition of members, who are customers of the outlets and digital marketing initiatives. The sales growth in these units was partially offset by a shortfall in Fuller Mexico where there were fewer active sellers, and in Indonesia from fewer active sellers along with lower productivity. The average impact of higher prices in the emerging market units was 5 percent.
Reported sales in the established market units decreased 7 percent. Excluding a negative $1.8 million impact of changes in foreign currency exchange rates, sales decreased 6 percent, with the most significant decreases in Beauticontrol, due to a smaller sales force, and in France from less active sellers. The average impact of pricing in the established markets was 1 percentage point negative, mainly from more aggressive promotional activity.
On a year-to-date basis, emerging markets accounted for 68 percent and 65 percent of total Company sales in 2017 and 2016, respectively. Total sales on a reported basis in the emerging markets increased $53.8 million or 8 percent, including a negative $0.6 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased in these units by 8 percent. Total sales on a reported basis in the established markets decreased $16.5 million, or 4 percent, for the year-to-date period of 2017, compared with the same period of 2016, which included a negative $3.1 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased in these units by 4 percent. The sources of the year-to-date fluctuations largely followed those of the second quarter comparison.
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
Gross Margin
Gross margin as a percentage of sales was 68.1 percent and 67.4 percent in the second quarters of 2017 and 2016, respectively. The increase of 0.7 percentage points ("pp") primarily reflected a favorable mix of products sold (0.4 pp), lower manufacturing costs (0.4 pp), a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.4 pp), and less of an impact from inventory in Venezuela being included in cost of goods sold in 2017 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with the impact in second quarter 2016 (0.3 pp). This was partially offset by higher resin costs (0.5 pp) and a negative translation impact of changes in foreign currency exchange rates, mainly in South America (0.1 pp).
For the year-to-date periods, gross margin as a percentage of sales was 68.1 percent in 2017, compared with 67.9 percent for the same period of 2016. The factors leading to the 0.2 pp increase primarily reflected lower manufacturing costs (0.3 pp), less of an impact from inventory in Venezuela being included in cost of goods sold in 2017 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with the impact in the year-to-date period of 2016 (0.2 pp), and a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.2 pp). This was partially offset by higher resin costs (0.3 pp) and a negative translation impact of changes in foreign currency exchange rates, mainly in South America (0.2 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 52.3 percent in the second quarter of 2017, compared with 52.8 percent in 2016. The comparison reflected more efficient promotional spending primarily in Asia Pacific and Europe (1.3 pp), a positive impact from the translation effect of changes in foreign currency exchange rates (0.4 pp), and lower marketing costs in Beauty North America, Europe, and Asia Pacific (0.2). This was partially offset by higher selling expenses, including bad debt expense, in Europe and Asia Pacific (0.5 pp), higher administrative costs in Europe and Beauty North America (0.4 pp), and higher distribution costs in Asia Pacific and Tupperware North America (0.4 pp).
For the year-to-date periods, DS&A as a percentage of sales decreased to 53.1 percent from 53.8 percent in 2016, primarily reflecting more efficient promotional spending in Asia Pacific (0.9 pp) and the translation effect of changes in foreign currency exchange rates (0.3 pp). This was partially offset by higher selling expenses in Europe and Asia Pacific (0.3 pp) and higher distribution expenses in Asia Pacific and Tupperware North America (0.3 pp).
Specific segment impacts are discussed in the segment results section.

Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and related accruals.
The Company recorded $32.6 million and $1.9 million in re-engineering charges during the second quarters of 2017 and 2016, respectively.
In 2017, these charges were primarily related to restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind down the Beauticontrol reporting unit due to a history of declining revenues, operating losses and the competitive environment in the direct selling channel and retail sector for beauty and personal care products in the United States, Canada and Puerto Rico.
In addition to the amounts recorded in the second quarter of 2017, the Company expects to record $40 to $45 million of pretax restructuring costs in the second half of 2017 and, including these 2017 amounts, a total of $100 to $110 million through 2018 or 2019. This excludes the benefit of selling fixed assets that become excess in connection with the re-engineering actions to be undertaken. The proceeds associated with such sales are expected to be up to $35 million. Of the total $100 million to $110 million in costs, the Company estimates that about 80 percent relates to severance and benefits, while the balance is predominantly related to costs to exit leases and other contracts, as well as write-offs of excess assets for which there are not expected to be disposal proceeds. The 2017 cash outflow related to the restructuring actions, including the wind-down of Beauticontrol, is expected to be about $25 million, and including this amount, the total cash outflow in connection with the actions over time is expected to be $90 to $100 million before proceeds from the sale of fixed assets connected with the re-engineering actions. The annualized benefit of these actions once fully implemented, is expected to be about $35 million with a small amount of benefit in 2017 and about two-thirds of the annualized benefit to be realized in 2018. Savings will come mainly through lowered cost of products sold, as well as lower DS&A expense.
In 2016, the charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
Goodwill and Indefinite-lived Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company has early adopted Accounting Standards Update 2017-04: Simplifying the Test for Goodwill Impairment.
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below its recent trend lines and would fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, recording an impairment charge of $62.9 million.

The impairment evaluation of the Fuller Mexico reporting unit included a fair value analysis, for which the significant assumptions included annual revenue growth rates ranging from negative 10 percent to positive 4 percent, a compound average growth rate of 1.6 percent, and a 3 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 15.8 percent, which was 1.0 percentage point higher than at the time of the annual assessment performed in the third quarter of 2016 based on changes to interest rates and other macro-economic factors in Mexico since that time.

In 2016, the Company estimated the fair value of this reporting unit at an amount that exceeded its carrying value by about 20 percent. However, the estimated fair value was dependent upon the Company's ability in 2017 to overcome a trend of negative sales, profit and cash flow that began in 2011. In its 2016 annual assessment for Fuller Mexico, the Company projected 1 percent growth in sales for 2017, mainly from expectations over the second half of the year. Since 2011, local currency sales have declined an average of 5 percent, ranging from negative 2 percent to negative 9 percent. Local currency sales declined 9 percent in the first quarter of 2017. Operating profit as a percentage of sales declined from the mid-teens in 2012 to a high-single digit in the first quarter of 2017, though at that time, this was not considered to be significantly out of line with the reporting unit's ability to meet 2017 expectations with regard to sales and profitability, particularly as sales force and other key performance metrics were trending in a positive direction. However, in April and May of 2017, the sales, profit and cash flow trends worsened significantly with declines in the mid-to-high teens and operating profit as a percentage of sales in the mid-single digits. As a result, the Company concluded, as part of its on-going process to assess goodwill and intangible assets, that a triggering event for impairment had occurred and performed the fair value analysis as described. Since 2011, Fuller Mexico has been impacted by a challenging macro-economic environment, increased competition in the retail and direct selling sectors for beauty and personal care products, as well as the results of certain strategies and margin investments implemented by the Company that did not successfully change its negative trends in sales force and field manager key performance indicators necessary to grow the sales, profit and cash flow.
Fuller Mexico continues to carry a total sales force size and field manager deficit as of the end of June, despite new programs aimed at higher rates of sales force additions and retention and increased activity. These programs and trends were considered as part of the fair value evaluation performed as of the end of May 2017. With the estimated fair value of the reporting unit equaling its carrying value as of the end of the May 2017 evaluation, the Fuller Mexico reporting unit has a high risk of future impairment to the remaining goodwill balance of $18.9 million. A deterioration in key operating metrics, such as sales force size, and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations due to changes in the macro-economic environment. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or macro-economic factors in the time frame forecast, which could also impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico. The Company still considers the remaining goodwill associated with Fuller Mexico to be significant relative to total equity.
Net Interest Expense
Net interest expense was $10.9 million in the second quarter of 2017, compared with $10.4 million in 2016. The change in net interest expense in the year-over-year comparisons was primarily due to the timing of recognition of forward points related to the Company's forward currency contracts.
Tax Rate
The effective tax rate for the second quarter and year-to-date periods of 2017 were negative 38.9 percent and positive 42.3 percent compared with 25.4 percent for the comparable 2016 periods. The Company incurred impairment and other charges resulting in a loss for the quarter and a related negative tax rate. The change in the year-to-date rate was due to the impairment and other charges, for which limited tax benefits were available.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter. Under the FASB amendment to existing guidance regarding employee share-based payments, as of January 1, 2017, all excess tax benefits and tax deficits will be recognized in the income statement. As of July 1, 2017, the Company’s estimated tax benefit regarding employee-share-based payments included in the 2017 effective rate was $0.4 million. The Company's adoption of this amendment did not have a material impact in the second quarter of 2017, but may cause volatility in the future depending on the timing and intrinsic value of future share based compensation award exercises.

Net Income
The second quarter 2017 net loss of $17.7 million, was a decrease of $70.1 million from second quarter 2016 net income of $52.4 million, primarily reflecting an impairment of goodwill related to Fuller Mexico and re-engineering and impairment charges for the wind down of operations at Beauticontrol and restructuring actions for the global supply chain and some marketing units. Lower segment profit in Europe, primarily related to lower sales volume and increased bad debt expense also contributed to the decrease in net income. This was partially offset by segment profit increases in Tupperware North America, and South America, primarily from Brazil from higher volume from a larger sales force.
Net income for the year-to-date period decreased 69 percent, compared with 2016, including a positive $0.7 million translation impact from changes in foreign currency exchange rates. The factors impacting the comparison are largely the same as the quarter, along with a segment profit increase in Asia Pacific primarily related to the higher sales and profitability in China.
International operations generated 91 percent of sales in the second quarter of 2017 compared with 90 percent in second quarter of 2016 and 96 percent and 97 percent of the Company's segment profit in the second quarters of 2017 and 2016, respectively. In the year-to-date periods of 2017 and 2016, international operations, as a group generated 91 percent of sales in each year and 97 percent and 100 percent, respectively of net segment profit.
The sale of beauty products generated 15 percent of sales in the second quarter and year-to-date periods of 2017, and 17 percent in the second quarter and year-to-date periods of 2016.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$135.4	$138.4	(2)%		(2)%	$0.2	24	25
Segment profit	11.9	14.6	(19)%		(23)	0.7	11	15

Segment profit as percent of sales	8.8%	10.5%	(1.7)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$284.9	$292.3	(3)%		(2)%	$(1.0)	25	27
Segment profit	31.8	39.8	(20)%		(23)	1.4	16	22

Segment profit as percent of sales	11.2%	13.6%	(2.4)	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales and sales excluding the impact of foreign current exchange rates decreased 2 percent compared with the second quarter of 2016, reflecting lower volume. Overall, prices in the segment increased 1 percent.
Emerging markets accounted for $53.9 million and $46.6 million, or 40 percent and 34 percent of the reported sales in the segment in the second quarters of 2017 and 2016, respectively. On a local currency basis, the emerging market units' sales increased by 13 percent, primarily reflecting a significant increase in Tupperware South Africa due to a larger sales force from strong sales force additions.

The established markets' reported sales decreased 11 percent. Excluding the impact of foreign currency, these markets decreased 10 percent, reflecting a decrease in France from a smaller, less active sales force.
Segment profit decreased $2.7 million in dollars in the second quarter of 2017 versus 2016. Excluding the translation impact of foreign exchange rates, segment profit decreased $3.4 million, primarily due to a lower sales volume along with higher bad debt and administrative expense.
On a year-to-date basis, reported sales decreased 3 percent compared with 2016. Excluding the impact of changes in foreign currency exchange rates, sales in 2017 were down 2 percent compared with 2016. The factors impacting the sales comparison are largely the same as the quarter.
Year-to-date segment profit was down 20 percent on a reported basis and down 23 percent in local currency. The factors impacting the segment profit comparison are largely the same as those impacting the quarterly comparison.
The Euro and the South African rand were the main currencies that impacted the second quarter year-over-year sales comparison. There was no significant impact from currencies on the profit comparison. The Turkish lire also impacted the year-to-date sales comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$183.5	$194.3	(6)%		(4)%	$(3.7)	32	34
Segment profit	46.2	46.7	(1)		—	(0.7)	43	48

Segment profit as percent of sales	25.2%	24.0%	1.2	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$360.8	$365.9	(1)%		—%	$(5.5)	32	34
Segment profit	86.2	83.6	3		5	(1.3)	42	45

Segment profit as percent of sales	23.9%	22.8%	1.1	pp	na	na	na	na

__________________________

na	not applicable
pp	percentage points
Reported sales decreased 6 percent compared with the second quarter of 2016. Excluding the impact of foreign currency exchange rates, sales decreased 4 percent from lower volume. There was no impact from pricing.
Emerging markets accounted for $154.6 million and $163.5 million, or 84 percent of the reported sales in the second quarters of both 2017 and 2016. Compared with 2016, sales in emerging markets were negatively impacted by $3.5 million from changes in foreign currency rates. Excluding the impact of changes in foreign currency rates, sales in these units decreased 3 percent. The most significant decreases were in Indonesia from a smaller, less active and less productive sales force along with a timing impact from a holiday, and in India from a smaller sales force size and constrained consumer spending prior to implementation of a nationwide goods and services tax on July 1, 2017. This was partially offset by China, primarily related to higher studio productivity, including from digital marketing initiatives to members of which there were 61 percent more at the end of June 2017 compared with June 2016.

Segment profit decreased 1 percent compared with the second quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit was even with 2016, even with lower local currency sales by the segment, primarily due to the higher sales in China that has an above average return on sales and good profit leverage on incremental sales, and better overall leverage on promotional spending.
On a year-to-date basis, reported sales decreased 1 percent compared with the same period of 2016. Excluding the impact of foreign currency exchange rates, sales were even with 2016. Local currency sales and segment profit variances largely mirrored those of the quarter.
In terms of foreign currencies, the change in the value of the Chinese renminbi and the Malaysian ringgit had the most meaningful impact on the second quarter sales and profit comparisons. The Philippine peso also impacted the year-to-date sales comparison.
Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$97.1	$93.1	4%		6%	$(1.1)	17	17
Segment profit	21.1	19.4	9		11	(0.3)	20	20

Segment profit as percent of sales	21.7%	20.8%	0.9	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$188.9	$176.3	7%		10%	$(4.1)	17	16
Segment profit	37.5	34.0	10		15	(1.4)	19	18

Segment profit as percent of sales	19.9%	19.3%	0.6	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales in the second quarter of 2017 increased 4 percent compared with the second quarter of 2016. Excluding the impact of foreign currency exchange rates, sales increased 6 percent due to a larger sales force size in Mexico and more active sellers in the United States and Canada. Volume/mix in the segment provided 4 percentage points of the local currency growth, while average prices contributed 2 percentage points.
Reported segment profit increased 9 percent in the second quarter of 2017. Excluding the impact of foreign currency exchange rates, profit increased by 11 percent, reflecting higher sales in the segment and from improved gross margin, partially offset by higher operating expenses in the United States and Canada.
Reported sales increased 7 percent on a year-to-date basis. Excluding the impact of foreign currency, sales increased 10 percent. Local currency sales variances largely mirrored those of the quarter.
Year-to-date reported segment profit increased 10 percent and 15 percent on a local currency basis from higher sales.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$44.7	$53.4	(17)%		(15)%	$(0.7)	8	9
Segment profit (loss)	(0.4)	1.4	na		na	—	—	1

Segment profit (loss) as percent of sales	(0.9)%	2.6%	(3.5)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$84.2	$102.3	(18)%		(14)%	$(4.1)	7	9
Segment loss	(1.0)	(0.3)	-		(69)	(0.3)	—	—

Segment loss as percent of sales	(1.2)%	(0.3)%	(0.9)	pp	na	na	na	na

_________________________

pp	percentage points
na	not applicable
-	change is greater than 100%
Reported sales for the segment decreased 17 percent in the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 15 percent, reflecting lower sales by Beauticontrol from fewer active sellers and by Fuller Mexico from a less active and productive sales force. The average price increase in this segment was 4 percent.
There was a $0.4 million loss in the second quarter that was $1.8 million worse than the $1.4 million profit reported in the prior year, with no impact on the comparison from changes in exchange rates. The worse profit performance was primarily from lower sales.
The year-to-date sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main currency that impacted the year-over-year comparisons.
During the third quarter of 2017, the Company will wind down its Beauticontrol business. During the full year of 2016, sales were $46.4 million and there was an operating loss of $9.4 million, of which $25.0 million and $5.3 million, respectively, was in the first half of the year.  The unit’s first half 2017 sales were $18.6 million and its operating loss was $2.6 million.  The Company estimates that the net cost of executing the wind down will be $20.0 million, of which about half will be in cash.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$112.2	$85.5	31%		27%	$2.7	19	15
Segment profit	27.9	15.6	79		70	0.9	26	16

Segment profit as percent of sales	24.9%	18.2%	6.7	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jul 1, 2017	Jun 25, 2016					2017	2016
Net sales	$208.9	$153.6	36%		27%	$11.0	19	14
Segment profit	46.1	28.6	61		49	2.5	23	15

Segment profit as percent of sales	22.1%	18.6%	3.5	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales for the segment increased 31 percent in the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales increased 27 percent. Of the 27 percent increase in local currency sales, just over half of the increase reflected the impact of higher prices in the segment, mainly due to inflation in Argentina and Venezuela, and to a lesser extent in Brazil.
The most significant increase in local currency sales was in Brazil, the Company's largest business unit, from higher volume of products sold, reflecting a larger sales force from strong recruiting. The sales in Argentina and Venezuela increased mainly from higher prices along with modest volume growth in Argentina.
Reported segment profit increased $12.3 million or 79 percent in the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 70 percent, primarily in Brazil from the higher sales and an improved gross margin. In addition, there was $1.9 million less expense in the second quarter of 2017 versus 2016, in connection with items on the Venezuelan balance sheet that were impacted by the weakening of the currency exchange rate in Venezuela.
The year-to-date sales and profit comparisons largely mirrored the quarter, except for a larger impact on sales from foreign currency exchange rates in the year-to-date period of 2017, and a more significant drop through to higher profit from higher sales in Brazil in the second quarter than the first.
The Brazilian real and the Venezuelan bolivar had the most significant translation impacts on the year-over-year sales comparisons, while the Brazilian real was the currency that most significantly impacted the profit comparisons.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $16.2 million compared with the end of 2016. Excluding the impact of changes in foreign currency exchange rates, working capital increased $16.4 million, primarily reflecting a $31.8 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, a $23.8 million increase in accounts receivable due to the level and timing of sales around the end of each period, and a $38.8 million increase in inventory, related to expectations for future sales and a lower than expected sell through. These local currency increases were partially offset by a $60.4 million increase in short-term borrowings and a decrease of $15.6 million in non-trade receivables, mainly related to hedging activities.

The Company continues to carry debt in connection with the $600 million in senior notes due in 2021.
As of July 1, 2017, the Company had total borrowings of $171.0 million outstanding under its Credit Agreement, including $91.5 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company's euro LIBOR base rate was below zero throughout the first six months of 2017 and currently, under the Credit Agreement the base rate cannot be below zero. As of July 1, 2017, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 2.0 percent.
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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of July 1, 2017, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At July 1, 2017, the Company had $513.2 million of unused lines of credit, including $427.5 million under the committed, secured Credit Agreement, and $85.7 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million.
See Note 10 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions, as well as its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $85.0 million as of July 1, 2017, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $85.0 million as of July 1, 2017. Of this amount, $84.2 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 16.6 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. An additional 23 percent of cash was held by foreign subsidiaries in which the Company's current intent is to indefinitely reinvest the cash, as it is needed for working capital and to otherwise fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation. The remaining cash is subject to repatriation tax effects.
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

Operating Activities: Net cash from operating activities for the periods ended July 1, 2017 and June 25, 2016 were inflows of $14.0 million and $31.8 million, respectively. The unfavorable comparison primarily reflected a higher level of outflow from accounts receivable mainly due to the higher balance at December 2015 versus 2016, and their subsequent collection, higher cash tax payments in the first half of 2017, and a higher outflow from inventory production and procurement. The net impact of these items was partially offset by a decrease in the outflow of cash related to other net working capital items, particularly payables due to the timing of payments around year-end.
Investing Activities: During the year-to-date periods of 2017 and 2016, the Company had $32.0 million and $25.3 million, respectively, of capital expenditures. In both 2017 and 2016, the most significant capital expenditures were related to molds and supply chain capabilities. In 2017 and 2016, capital expenditures included $9.7 million and $5.3 million, respectively related to supply chain capabilities, excluding molds. Partially offsetting the capital spending were proceeds from the sale of long-term assets of $5.3 million and $2.3 million in 2017 and 2016, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters.
Financing Activities: Dividends paid to shareholders were $69.3 million and $69.4 million in the first half of 2017 and 2016, respectively. Proceeds received from the exercise of stock options were $9.9 million and $0.4 million in the first half of 2017 and 2016, respectively. The Company also increased revolver borrowings through its Credit Agreement by $60.1 million for the funding of operating, investing and financing activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. There were no share repurchases under this program during the first half of 2017 or 2016. Since 2007, the Company had spent $1.29 billion to repurchase 21.3 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company does not currently plan to make open market share repurchases in 2017.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first half of 2017 and 2016, 9,256 and 16,602 shares were retained to fund withholding taxes, totaling $0.6 million and $0.8 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). Although the Company’s euro LIBOR base rate was below zero throughout the first six months of 2017 and currently, under the Credit Agreement, the base rate cannot be below zero. As of July 1, 2017, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 2.0 percent.
As of July 1, 2017, the Company had total borrowings of $171.0 million outstanding under its Credit Agreement, with $91.5 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended July 1, 2017 and June 25, 2016, the cash flow impact of these currency hedges was an outflow of $1.6 million and an inflow of $10.0 million, respectively.
The U.S. dollar equivalent of the Company's most significant net open forward contracts as of July 1, 2017 were to buy U.S. dollars worth $144.7 million and to sell $32.7 million in Swiss francs and $30.7 million in Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of July 1, 2017, the Company was in a net payable position of approximately $1.1 million related to its currency hedges under forward contracts, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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

The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2017 cost of sales will include approximately $150 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil), and as such, the price of these is typically strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $15 million compared with the prior year. In the second quarter of 2017, there was a $3 million negative impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2016. For full year 2017 compared with 2016, there will be an estimated $8 million negative impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases, when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
disruptions caused by restructuring activities impacting business models, the supply chain, and the combination and exit of business units, as well as not fully realizing expected savings from actions taken;

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

•
general social, economic and political conditions in markets, such as in Argentina, Brazil, Ecuador, Egypt, Greece, India, Kazakhstan, Russia, Turkey, Ukraine and Venezuela and other countries impacted by such events;

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

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties, particularly in France and South Africa;

•
changes in cash flow resulting from changes in operating results, including from changes in foreign exchange rates, restructuring activities, working capital management, debt payments, share repurchases and hedge settlements;

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

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•	cyber attacks and ransomware demands that could cause the Company to not be able to operate its systems and/or access or control its data, including private data;

•	the ability to attract and retain certain executive officers and key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company's credit arrangements;

•	integration of non-traditional product lines into Company operations;

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

•
the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to non-income taxes issues in Brazil, India and the Philippines;

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits

(a)	Exhibits

10.1	Amendment No.1, dated May 24, 2017, to the Tupperware Brands Corporation 2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, filed on August 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ MICHAEL S. POTESHMAN
Executive Vice President and Chief Financial Officer

By:	/S/ NICHOLAS K. POUCHER
Senior Vice President and Controller
Orlando, Florida
August 1, 2017