Form 10-Q
period 2017-09-30
TUPPERWARE BRANDS CORP
filed 2017-10-31
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 30, 2017
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
As of October 26, 2017, 50,887,471 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income 13 weeks ended September 30, 2017 and September 24, 2016 and 39 weeks ended September 30, 2017 and September 24, 2016	3

	Consolidated Statements of Comprehensive Income 13 weeks ended September 30, 2017 and September 24, 2016 and 39 weeks ended September 30, 2017 and September 24, 2016	4

	Consolidated Balance Sheets September 30, 2017 and December 31, 2016	5

	Consolidated Statements of Cash Flows 39 weeks ended September 30, 2017 and September 24, 2016	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits	45

Signatures		46

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales	$539.5	$521.8	$1,667.2	$1,612.2
Cost of products sold	182.7	168.4	543.0	518.3
Gross margin	356.8	353.4	1,124.2	1,093.9

Delivery, sales and administrative expense	283.9	284.2	882.5	871.1
Re-engineering and impairment charges	9.0	2.4	43.9	5.4
Impairment of goodwill	—	—	62.9	—
Gains on disposal of assets	4.1	24.2	7.3	25.1
Operating income	68.0	91.0	142.2	242.5

Interest income	0.8	0.8	2.0	2.3
Interest expense	11.5	12.8	34.7	36.1
Other (income) expense	0.9	(0.3)	1.6	1.0
Income before income taxes	56.4	79.3	107.9	207.7

Provision for income taxes	25.0	30.5	46.8	63.1
Net income	$31.4	$48.8	$61.1	$144.6

Earnings per share:
Basic	$0.62	$0.97	$1.20	$2.86
Diluted	0.61	0.96	1.19	2.85

Weighted-average shares outstanding:
Basic	50.9	50.5	50.8	50.5
Diluted	51.3	50.8	51.3	50.7

Dividends declared per common share	$0.68	$0.68	$2.04	$2.04

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$31.4	$48.8	$61.1	$144.6
Other comprehensive income (loss):
Foreign currency translation adjustments	2.9	(8.4)	55.1	(20.2)
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of ($0.2), ($0.4), $1.6 and $0.6, respectively	(0.1)	0.8	(6.0)	(2.9)
Pension and other post-retirement income (costs), net of tax benefit (provision) of $0.6, ($0.1), $2.0 and $0.2, respectively	(1.2)	1.2	(4.5)	0.8
Other comprehensive income (loss)	1.6	(6.4)	44.6	(22.3)
Total comprehensive income	$33.0	$42.4	$105.7	$122.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$118.9	$93.2
Accounts receivable, less allowances of $38.1 and $32.6, respectively	154.1	125.3
Inventories	291.1	240.4
Non-trade amounts receivable, net	28.8	64.9
Prepaid expenses and other current assets	30.7	21.5
Total current assets	623.6	545.3
Deferred income tax benefits, net	609.5	539.7
Property, plant and equipment, net	276.0	259.8
Long-term receivables, less allowances of $16.5 and $11.0, respectively	17.8	13.2
Trademarks and tradenames, net	67.0	67.3
Goodwill	80.3	132.6
Other assets, net	34.3	29.9
Total assets	$1,708.5	$1,587.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$88.3	$117.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	193.1	105.9
Accrued liabilities	353.7	324.0
Total current liabilities	635.1	547.6
Long-term debt and capital lease obligations	605.3	606.0
Other liabilities	231.6	221.4
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	218.6	208.6
Retained earnings	1,407.9	1,455.3
Treasury stock, 12,726,319 and 12,969,165 shares, respectively, at cost	(863.7)	(880.2)
Accumulated other comprehensive loss	(526.9)	(571.5)
Total shareholders' equity	236.5	212.8
Total liabilities and shareholders' equity	$1,708.5	$1,587.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 30, 2017	September 24, 2016
Operating Activities:
Net income	$61.1	$144.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.3	43.8
Unrealized foreign exchange loss	0.3	0.3
Equity compensation	14.1	13.0
Amortization of deferred debt costs	0.4	0.5
Net gains on disposal of assets	(7.0)	(24.7)
Provision for bad debts	13.1	8.7
Write-down of inventories	7.1	8.2
Non-cash impact of re-engineering and impairment costs	66.8	—
Net change in deferred income taxes	(42.7)	(16.5)
Excess tax benefits from share-based payment arrangements	—	(0.3)
Changes in assets and liabilities:
Accounts and notes receivable	(35.7)	(6.7)
Inventories	(42.8)	(23.4)
Non-trade amounts receivable	0.1	(7.4)
Prepaid expenses	(4.9)	(6.2)
Other assets	(5.4)	(1.3)
Accounts payable and accrued liabilities	14.1	(34.5)
Income taxes payable	(11.7)	(5.4)
Other liabilities	2.4	5.3
Net cash impact from hedging activity	5.8	(5.6)
Other	0.4	(0.1)
Net cash provided by operating activities	80.8	92.3
Investing Activities:
Capital expenditures	(52.6)	(38.2)
Proceeds from disposal of property, plant and equipment	11.7	31.8
Net cash used in investing activities	(40.9)	(6.4)
Financing Activities:
Dividend payments to shareholders	(103.9)	(104.0)
Proceeds from exercise of stock options	9.9	0.6
Repurchase of common stock	(0.6)	(1.1)
Repayment of capital lease obligations	(1.6)	(1.7)
Net change in short-term debt	76.1	33.0
Excess tax benefits from share-based payment arrangements	—	0.3
Net cash used in financing activities	(20.1)	(72.9)
Effect of exchange rate changes on cash and cash equivalents	5.9	5.7
Net change in cash and cash equivalents	25.7	18.7
Cash and cash equivalents at beginning of year	93.2	79.8
Cash and cash equivalents at end of period	$118.9	$98.5

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
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the third quarters of 2017 and 2016 were $35.0 million and $32.6 million, respectively, and for the year-to-date periods ended September 30, 2017 and September 24, 2016 were $105.5 million and $99.1 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $86.4 million and $89.5 million for the third quarters of 2017 and 2016, respectively, and $274.0 million and $281.2 million for the year-to-date periods ended September 30, 2017 and September 24, 2016, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 4:	Inventories

(In millions)	September 30, 2017	December 31, 2016
Finished goods	$228.2	$189.4
Work in process	29.5	23.0
Raw materials and supplies	33.4	28.0
Total inventories	$291.1	$240.4

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$31.4	$48.8	$61.1	$144.6
Weighted-average shares of common stock outstanding	50.9	50.5	50.8	50.5
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.4	0.3	0.5	0.2
Weighted-average common and common equivalent shares outstanding	51.3	50.8	51.3	50.7
Basic earnings per share	$0.62	$0.97	$1.20	$2.86
Diluted earnings per share	$0.61	$0.96	$1.19	$2.85
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	1.0	0.9	1.0	1.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	55.1	(5.4)	(5.2)	44.5
Amounts reclassified from accumulated other comprehensive loss	—	(0.6)	0.7	0.1
Net current-period other comprehensive income (loss)	55.1	(6.0)	(4.5)	44.6
Balance at September 30, 2017	$(489.2)	$(1.1)	$(36.6)	$(526.9)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive income (loss) before reclassifications	(20.2)	0.2	(0.7)	(20.7)
Amounts reclassified from accumulated other comprehensive loss	—	(3.1)	1.5	(1.6)
Net current-period other comprehensive income (loss)	(20.2)	(2.9)	0.8	(22.3)
Balance at September 24, 2016	$(510.8)	$1.4	$(34.9)	$(544.3)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $1.0 million and $4.3 million for the year-to-date periods ended September 30, 2017 and September 24, 2016, respectively. Associated with these items were tax provisions of $0.4 million and $1.2 million, respectively. See Note 11 for further discussion of derivatives.
For the year-to-date periods ended September 30, 2017 and September 24, 2016, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $1.1 million in each year, actuarial losses of $1.1 million and $1.3 million, respectively, and pension settlement costs of $0.9 million and $1.5 million, respectively. The tax benefits associated with these items were $0.2 million in each year. See Note 13 for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Impairment Costs
The Company recorded $9.0 million and $2.4 million in re-engineering charges during the third quarters of 2017 and 2016, respectively, and $43.9 million and $5.4 million for the year-to-date periods ended September 30, 2017 and September 24, 2016, respectively.
In 2017, these charges were primarily related to restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit due to a history of declining revenues, operating losses and the competitive environment in the direct selling channel and retail sector for beauty and personal care products in the United States, Canada and Puerto Rico. In connection with the decision to wind-down Beauticontrol, the Company also recorded $3.2 million in cost of sales for inventory obsolescence.
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
The re-engineering charges by segment during the third quarter of 2017 and for the year-to-date period ended September 30, 2017 were as follows:

	13 weeks ended	39 weeks ended
(In millions)	September 30, 2017	September 30, 2017
Europe	$2.2	$28.5
Asia Pacific	3.8	4.8
Tupperware North America	0.3	0.3
Beauty North America	2.7	10.3
Total re-engineering charges	$9.0	$43.9
In 2016, the charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The balances included in accrued liabilities related to re-engineering and impairment charges as of September 30, 2017 and December 31, 2016 were as follows:

(In millions)	September 30, 2017	December 31, 2016
Beginning of the year balance	$1.6	$1.7
Provision	43.9	7.6
Non-cash charges	(4.0)	(0.3)
Cash expenditures:
Severance	(6.9)	(5.2)
Other	(1.5)	(2.2)
End of period balance	$33.1	$1.6
The accrual balance as of September 30, 2017, related primarily to severance payments to be made through the second quarter of 2018.

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
In the third quarter of 2017, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company performed only qualitative assessments in the third quarter of 2017.
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
The May 2017 impairment evaluation of the goodwill associated with the Fuller Mexico reporting unit involved comparing the fair value of the reporting unit to its carrying value, including the goodwill balance, after consideration of impairment to its long-lived assets. There were no impairments of any long-lived assets. The fair value analysis for Fuller Mexico was completed using a combination of the income and market approach with a 75 percent weighting on the income approach, which was considered a Level 3 measurement within the fair value hierarchy. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach, or discounted cash flow approach, also requires an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model used a forecast period of 10 years with annual revenue growth rates ranging from negative 10 percent to positive 4 percent, a compound average growth rate of 1.6 percent, and a 3 percent growth rate used in calculating the terminal value. The discount rate used was 15.8 percent. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach were selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples were then applied to the reporting unit to determine fair value. The goodwill was then written down so that the carrying value of the Fuller Mexico reporting unit would equal its fair value.
With the estimated fair value of the reporting unit equaling its carrying value as of the end of the May 2017 evaluation, the Fuller Mexico reporting unit has a high risk of future impairment to the remaining goodwill balance of $18.9 million. Fuller Mexico's performance in the third quarter of 2017 was not out of line with assumptions built into the fair value evaluation performed as of the end of May 2017, despite the impact of the natural disasters in Mexico during the third quarter of 2017. Any lingering impacts into the fourth quarter 2017 are expected to be temporary and not impactful to the long-term value of the business. A deterioration in key operating metrics, such as sales force size, and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations due to changes in the macro-economic environment. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or macro-economic factors in the time frame forecast, which could also impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

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

Asia Pacific
Tupperware North America
Beauty North America
Premium cosmetics, skin care and personal care products marketed under the BeautiControl® brand in the United States, Canada and Puerto Rico through the third quarter 2017 and Fuller Cosmetics® brands in Mexico and Central America.

South America	Both housewares and beauty products under the Fuller®, Nutrimetics®, Nuvo® and Tupperware® brands.
Worldwide sales of beauty and personal care products totaled $86.8 million and $87.2 million in the third quarters of 2017 and 2016, respectively, and $253.1 million and $272.1 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales:
Europe	$110.8	$107.3	$395.7	$399.6
Asia Pacific	184.4	188.9	545.2	554.8
Tupperware North America	94.7	88.1	283.6	264.4
Beauty North America	44.4	43.2	128.6	145.5
South America	105.2	94.3	314.1	247.9
Total net sales	$539.5	$521.8	$1,667.2	$1,612.2
Segment profit (loss):
Europe	$(2.4)	$(1.8)	$29.4	$38.0
Asia Pacific	49.5	46.8	135.7	130.4
Tupperware North America	20.3	17.2	57.8	51.2
Beauty North America	(4.6)	(2.0)	(5.6)	(2.3)
South America	23.6	23.9	69.7	52.5
Total segment profit	$86.4	$84.1	$287.0	$269.8
Unallocated expenses	(14.4)	(14.6)	(46.9)	(48.0)
Re-engineering and impairment charges (a)	(9.0)	(2.4)	(43.9)	(5.4)
Impairment of goodwill	—	—	(62.9)	—
Gains on disposal of assets	4.1	24.2	7.3	25.1
Interest expense, net	(10.7)	(12.0)	(32.7)	(33.8)
Income before taxes	$56.4	$79.3	$107.9	$207.7

(In millions)	September 30, 2017	December 31, 2016
Identifiable assets:
Europe	$299.8	$257.2
Asia Pacific	293.1	278.6
Tupperware North America	146.3	119.0
Beauty North America	167.8	214.7
South America	153.0	124.6
Corporate	648.5	593.7
Total identifiable assets	$1,708.5	$1,587.8
_________________________

(a)	See Note 7 to the unaudited Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10:	Debt
Debt Obligations

(In millions)	September 30, 2017	December 31, 2016
Fixed rate senior notes due 2021	$599.5	$599.4
Five year Revolving Credit Agreement (a)	191.0	104.0
Belgium facility capital lease	7.8	8.4
Other	0.1	0.1
Total debt obligations	$798.4	$711.9
____________________

(a)	$95.5 million and $84.6 million denominated in euros as of September 30, 2017 and December 31, 2016, respectively.

Credit Agreement
As of September 30, 2017, the Company had a weighted average interest rate on outstanding LIBOR based borrowings of 2.1 percent under its multicurrency Amended and Restated Credit Agreement (“Credit Agreement”).
At September 30, 2017, the Company had $494.6 million of unused lines of credit, including $407.5 million under the committed, secured Credit Agreement, and $87.1 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of September 30, 2017, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $5.9 million and $3.4 million in the third quarters of 2017 and 2016, respectively, and $16.1 million and $11.2 million for the respective year-to-date periods.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $3.8 million and $35.9 million associated with these hedges in the third quarter and year-to-date periods of 2017, respectively, and a net gain of $6.5 million and $9.9 million associated with such hedges for the respective periods of 2016. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the year-to-date periods ended September 30, 2017 and September 24, 2016 was an inflow of $5.8 million and an outflow of $5.6 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of September 30, 2017 and December 31, 2016, the notional amounts of outstanding forward contracts to purchase currencies were $157.2 million and $116.7 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $167.7 million and $109.6 million, respectively. As of September 30, 2017, the notional values of the largest positions outstanding were to purchase $123.4 million of U.S. dollars and $23.8 million of euro and to sell $46.4 million of Swiss francs and $36.7 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of September 30, 2017 and December 31, 2016. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Sep 30, 2017	Dec 31, 2016	Balance sheet location	Sep 30, 2017	Dec 31, 2016
Foreign exchange contracts	Non-trade amounts receivable	$15.2	$41.1	Accrued liabilities	$23.0	$31.7
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the third quarters of 2017 and 2016:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2017	2016		2017	2016
Foreign exchange contracts	Other expense	$2.1	$(11.7)	Other expense	$(2.1)	$11.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the third quarters of 2017 and 2016:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2017	2016		2017	2016		2017	2016
Foreign exchange contracts	$(0.5)	$1.4	Cost of products sold	$(0.6)	$0.3	Interest expense	$(1.2)	$(1.4)
Net equity hedging relationships
Foreign exchange contracts	(1.9)	9.3	Other expense	—	—	Interest expense	(6.7)	(5.4)
Euro denominated debt	(4.0)	0.8
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended September 30, 2017 and September 24, 2016:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2017	2016		2017	2016
Foreign exchange contracts	Other expense	$40.3	$(23.3)	Other expense	$(40.2)	$23.6
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended September 30, 2017 and September 24, 2016:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2017	2016		2017	2016		2017	2016
Foreign exchange contracts	$(6.5)	$0.9	Cost of products sold	$1.0	$4.3	Interest expense	$(3.6)	$(4.2)
Net equity hedging relationships
Foreign exchange contracts	(45.1)	17.7	Other expense	—	—	Interest expense	(18.9)	(15.1)
Euro denominated debt	(10.9)	(2.2)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 30, 2017 and December 31, 2016. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $639.8 million at September 30, 2017, compared with the carrying value of $599.5 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarter and year-to-date periods ended September 30, 2017 and September 24, 2016 were as follows:

	Third Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$2.7	$2.7	$—	$0.1	$8.1	$8.1	$0.1	$0.1
Interest cost	1.4	1.6	0.2	0.2	4.2	4.8	0.5	0.6
Expected return on plan assets	(1.2)	(1.3)	—	—	(3.6)	(4.0)	—	—
Settlement/curtailment	0.1	0.9	—	—	0.9	1.5	—	—
Net amortization	0.4	0.4	(0.4)	(0.3)	1.0	1.2	(1.0)	(1.0)
Net periodic benefit cost	$3.4	$4.3	$(0.2)	$—	$10.6	$11.6	$(0.4)	$(0.3)
During the year-to-date periods ended September 30, 2017 and September 24, 2016, approximately $0.9 million and $1.7 million, respectively, of pretax expenses were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above.

Note 14:	Income Taxes
The effective tax rate for the third quarter and year-to-date periods of 2017 were 44.3 percent and 43.4 percent compared with 38.4 percent and 30.4 percent for the comparable 2016 periods. The change in the year-to-date rate was due to the impairment and other charges, for which limited tax benefits were available.
As of September 30, 2017 and December 31, 2016, the Company's gross unrecognized tax benefit was $18.9 million and $20.7 million, respectively. The Company estimates that as of September 30, 2017, approximately $18.3 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.8 million and $7.1 million as of the periods ended September 30, 2017 and December 31, 2016, respectively. For year-to-date 2017, the accrual for uncertain tax positions decreased by $3.1 million as a result of the closure of audits and statute limitation expirations in various jurisdictions.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $1.3 million. For the remaining balance as of September 30, 2017, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended September 30, 2017 and September 24, 2016, 9,256 and 21,189 shares, respectively, were retained to fund withholding taxes, with values totaling $0.6 million and $1.1 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.

Note 16:	Stock Based Compensation
Stock option activity for 2017 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2016	2,722,965	$57.78
Expired / Forfeited	(42,087)	67.18
Exercised	(202,486)	49.32
Outstanding at September 30, 2017	2,478,392	$58.31	$13.9
Exercisable at September 30, 2017	1,374,991	$58.28	$9.8
The intrinsic value of options exercised totaled $4.0 million and $0.9 million in the year-to-date periods of 2017 and 2016, respectively, and was not material in the third quarters of 2017 and 2016.
The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2017 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 31, 2016	602,940	$61.28
Time-vested shares granted	37,683	65.03
Market-vested shares granted	25,170	61.29
Performance shares granted	76,615	60.39
Performance share adjustments	22,505	58.92
Vested	(60,037)	73.11
Forfeited	(41,275)	63.14
September 30, 2017	663,601	$60.12

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Compensation expense related to the Company's stock based compensation for the third quarter and year-to-date periods ended September 30, 2017 and September 24, 2016 were as follows:

	Third Quarter		Year-to-Date
(In millions)	2017	2016	2017	2016
Stock options	$0.7	$0.6	$2.2	$1.9
Time, performance and market vested share awards	4.2	4.2	11.9	11.1
As of September 30, 2017, total unrecognized stock based compensation expense related to all stock based awards was $21.9 million, which is expected to be recognized over a weighted average period of 1.7 years.

Note 17:	Allowance for Long-Term Receivables
As of September 30, 2017, $13.9 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 30, 2017 was as follows:

(In millions)
Balance at December 31, 2016	$11.0
Write-offs	(0.4)
Provision and reclassifications	4.3
Currency translation adjustment	1.6
Balance at September 30, 2017	$16.5

Note 18:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of September 30, 2017 and December 31, 2016 and for the quarter and year-to-date periods ended September 30, 2017 and September 24, 2016 for Tupperware Brands Corporation (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 weeks ended September 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$541.5	$(2.0)	$539.5
Other revenue	—	28.4	7.5	(35.9)	—
Cost of products sold	—	7.4	211.1	(35.8)	182.7
Gross margin	—	21.0	337.9	(2.1)	356.8
Delivery, sales and administrative expense	4.1	21.4	260.5	(2.1)	283.9
Re-engineering and impairment charges	—	0.7	8.3	—	9.0
Gains on disposal of assets	—	—	4.1	—	4.1
Operating income (loss)	(4.1)	(1.1)	73.2	—	68.0
Interest income	5.1	0.5	10.4	(15.2)	0.8
Interest expense	9.4	15.3	2.0	(15.2)	11.5
Income (loss) from equity investments in subsidiaries	35.8	46.9	—	(82.7)	—
Other expense (income)	—	(0.2)	1.1	—	0.9
Income (loss) before income taxes	27.4	31.2	80.5	(82.7)	56.4
Provision (benefit) for income taxes	(4.0)	(2.5)	31.5	—	25.0
Net income (loss)	$31.4	$33.7	$49.0	$(82.7)	$31.4
Comprehensive income (loss)	$33.0	$38.3	$52.3	$(90.6)	$33.0

Consolidating Statement of Income

	13 weeks ended September 24, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$523.1	$(1.3)	$521.8
Other revenue	—	25.2	4.1	(29.3)	—
Cost of products sold	—	4.1	192.8	(28.5)	168.4
Gross margin	—	21.1	334.4	(2.1)	353.4
Delivery, sales and administrative expense	4.1	22.4	259.9	(2.2)	284.2
Re-engineering and impairment charges	—	0.8	1.6	—	2.4
Gains on disposal of assets	—	—	24.2	—	24.2
Operating income (loss)	(4.1)	(2.1)	97.1	0.1	91.0
Interest income	5.2	0.3	7.3	(12.0)	0.8
Interest expense	9.4	13.2	2.2	(12.0)	12.8
Income (loss) from equity investments in subsidiaries	54.4	59.3	—	(113.7)	—
Other expense (income)	—	(8.7)	8.4	—	(0.3)
Income (loss) before income taxes	46.1	53.0	93.8	(113.6)	79.3
Provision (benefit) for income taxes	(2.7)	8.6	24.6	—	30.5
Net income (loss)	$48.8	$44.4	$69.2	$(113.6)	$48.8
Comprehensive income (loss)	$42.4	$38.8	$56.0	$(94.8)	$42.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	39 weeks ended September 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,672.2	$(5.0)	$1,667.2
Other revenue	—	86.6	22.5	(109.1)	—
Cost of products sold	—	22.4	627.9	(107.3)	543.0
Gross margin	—	64.2	1,066.8	(6.8)	1,124.2
Delivery, sales and administrative expense	11.5	67.9	809.9	(6.8)	882.5
Re-engineering and impairment charges	—	1.4	42.5	—	43.9
Impairment of goodwill	—	—	62.9	—	62.9
Gains on disposal of assets	—	—	7.3	—	7.3
Operating income (loss)	(11.5)	(5.1)	158.8	—	142.2
Interest income	15.3	1.5	28.2	(43.0)	2.0
Interest expense	27.5	44.2	6.0	(43.0)	34.7
Income (loss) from equity investments in subsidiaries	75.7	127.5	—	(203.2)	—
Other expense (income)	—	24.7	(23.1)	—	1.6
Income (loss) before income taxes	52.0	55.0	204.1	(203.2)	107.9
Provision (benefit) for income taxes	(9.1)	(14.8)	70.7	—	46.8
Net income (loss)	$61.1	$69.8	$133.4	$(203.2)	$61.1
Comprehensive income (loss)	$105.7	$122.9	$207.0	$(329.9)	$105.7

Consolidating Statement of Income

	39 weeks ended September 24, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,615.7	$(3.5)	$1,612.2
Other revenue	—	80.7	19.5	(100.2)	—
Cost of products sold	—	19.5	595.8	(97.0)	518.3
Gross margin	—	61.2	1,039.4	(6.7)	1,093.9
Delivery, sales and administrative expense	10.8	58.6	808.5	(6.8)	871.1
Re-engineering and impairment charges	—	0.8	4.6	—	5.4
Gains on disposal of assets	—	—	25.1	—	25.1
Operating income (loss)	(10.8)	1.8	251.4	0.1	242.5
Interest income	15.4	1.2	19.4	(33.7)	2.3
Interest expense	25.9	37.6	6.3	(33.7)	36.1
Income (loss) from equity investments in subsidiaries	158.5	167.4	—	(325.9)	—
Other expense (income)	0.1	(25.0)	25.9	—	1.0
Income (loss) before income taxes	137.1	157.8	238.6	(325.8)	207.7
Provision (benefit) for income taxes	(7.5)	3.0	67.6	—	63.1
Net income (loss)	$144.6	$154.8	$171.0	$(325.8)	$144.6
Comprehensive income (loss)	$122.3	$135.1	$134.3	$(269.4)	$122.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	September 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$118.6	$—	$118.9
Accounts receivable, net	—	—	154.1	—	154.1
Inventories	—	—	291.1	—	291.1
Non-trade amounts receivable, net	—	67.5	19.6	(58.3)	28.8
Intercompany receivables	21.1	923.1	276.8	(1,221.0)	—
Prepaid expenses and other current assets	1.4	4.5	95.2	(70.4)	30.7
Total current assets	22.5	995.4	955.4	(1,349.7)	623.6
Deferred income tax benefits, net	142.7	208.9	257.9	—	609.5
Property, plant and equipment, net	—	53.5	222.5	—	276.0
Long-term receivables, net	—	0.1	17.7	—	17.8
Trademarks and tradenames, net	—	—	67.0	—	67.0
Goodwill	—	2.9	77.4	—	80.3
Investments in subsidiaries	1,485.6	1,511.0	—	(2,996.6)	—
Intercompany notes receivable	493.8	105.1	873.8	(1,472.7)	—
Other assets, net	0.9	1.0	73.3	(40.9)	34.3
Total assets	$2,145.5	$2,877.9	$2,545.0	$(5,859.9)	$1,708.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$4.4	$83.9	$—	$88.3
Short-term borrowings and current portion of long-term debt and capital lease obligations	191.0	—	2.1	—	193.1
Intercompany payables	845.8	279.3	95.9	(1,221.0)	—
Accrued liabilities	121.0	81.1	280.3	(128.7)	353.7
Total current liabilities	1,157.8	364.8	462.2	(1,349.7)	635.1
Long-term debt and capital lease obligations	599.5	—	5.8	—	605.3
Intercompany notes payable	140.2	1,022.1	310.4	(1,472.7)	—
Other liabilities	11.5	67.2	193.8	(40.9)	231.6
Shareholders' equity	236.5	1,423.8	1,572.8	(2,996.6)	236.5
Total liabilities and shareholders' equity	$2,145.5	$2,877.9	$2,545.0	$(5,859.9)	$1,708.5

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 weeks ended September 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(17.4)	$(56.4)	$172.5	$(17.9)	$80.8
Investing Activities:
Capital expenditures	—	(14.3)	(38.3)	—	(52.6)
Proceeds from disposal of property, plant and equipment	—	—	11.7	—	11.7
Net intercompany loans	48.8	(1.0)	(71.0)	23.2	—
Net cash provided by (used in) investing activities	48.8	(15.3)	(97.6)	23.2	(40.9)
Financing Activities:
Dividend payments to shareholders	(103.9)	—	—	—	(103.9)
Dividend payments to parent	—	—	(11.3)	11.3	—
Proceeds from exercise of stock options	9.9	—	—	—	9.9
Repurchase of common stock	(0.6)	—	—	—	(0.6)
Repayment of capital lease obligations	—	—	(1.6)	—	(1.6)
Net change in short-term debt	76.2	—	—	(0.1)	76.1
Net intercompany borrowings	(13.0)	71.5	(42.0)	(16.5)	—
Net cash provided by (used in) financing activities	(31.4)	71.5	(54.9)	(5.3)	(20.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.9	—	5.9
Net change in cash and cash equivalents	—	(0.2)	25.9	—	25.7
Cash and cash equivalents at beginning of year	—	0.5	92.7	—	93.2
Cash and cash equivalents at end of period	$—	$0.3	$118.6	$—	$118.9

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
In August 2017, the FASB issued an amendment to existing guidance on hedge accounting. Under the amendment, the impact of both the effective and ineffective components of a hedging relationship is required to be recorded in the same income statement line. After initial qualification, a qualitative assessment of effectiveness is permitted instead of a quantitative test for certain hedges. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company estimates between $10 million and $15 million in interest expense will be reclassified into other line items of the Consolidated Statement of Income as a result of adoption of this amendment.
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
In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Subsequently, the FASB has issued several other amendments clarifying specific topics within the scope of the new guidance regarding contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has surveyed revenue recognition policies and sales incentives programs across each of its global operating segments, and has evaluated the impact of the adoption of this amendment on its Consolidated Financial Statements. While there are expected to be changes in policy in certain units, the impact to the Consolidated Financial Statements is not expected to be significant, as the majority of the Company's transactions are not accounted for under industry-specific guidance that will be superseded by the new guidance, and generally only consists of a single performance obligation to transfer non-customized, promised goods. The Company expects to use the modified retrospective method of adoption beginning January 2018.
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
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 30, 2017, compared with the 13 and 39 weeks ended September 24, 2016, and changes in financial condition during the 39 weeks ended September 30, 2017. The Company's fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks with 14 weeks in the fourth quarter, whereas the 2017 fiscal year will include 52 weeks with 13 weeks in the fourth quarter.
The Company's primary means of distributing its products is through independent sales organizations and individuals, which in many cases are also its customers. The vast majority of the Company's products are, in turn, sold to end consumers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company's primary business drivers are the size, activity, diversity and productivity of its independent sales organizations.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 30, 2017	Sep 24, 2016
Net sales	$539.5	$521.8	3%		2%	$6.4
Gross margin as percent of sales	66.1%	67.7%	(1.6)	pp	na	na
DS&A as percent of sales	52.6%	54.5%	(1.9)	pp	na	na
Operating income	$68.0	$91.0	(25)%		(26)%	$0.9
Net income	$31.4	$48.8	(36)%		(36)%	$0.5
Net income per diluted share	$0.61	$0.96	(36)%		(37)%	$0.01

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 30, 2017	Sep 24, 2016
Net sales	$1,667.2	$1,612.2	3%		3%	$2.8
Gross margin as percent of sales	67.4%	67.9%	(0.5)	pp	na	na
DS&A as percent of sales	52.9%	54.0%	(1.1)	pp	na	na
Operating income	$142.2	$242.5	(41)%		(42)%	$1.5
Net income	$61.1	$144.6	(58)%		(58)%	$1.2
Net income per diluted share	$1.19	$2.85	(58)%		(58)%	$0.03
_________________________

na	not applicable
pp	percentage points

Reported sales increased 3 percent compared with the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand, and the United States. All other countries are classified as having emerging market economies. The Company's businesses operating in emerging market economies had a 3 percent increase in local currency sales, primarily in Argentina, Brazil and China, partially offset by decreases in Fuller Mexico, India and Indonesia. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 1 percent compared with 2016, primarily driven by Europe, Nutrimetics Australia and New Zealand, partially offset by increases at Beauticontrol and in the Tupperware business in the United States and Canada.
Operating and net income decreased 25 and 36 percent, respectively, in the third quarter, including $0.9 million and $0.5 million positive impacts from changes in foreign currency exchange rates, respectively. In 2017 versus 2016, net income included $20.1 million lower pre-tax gains from real estate transactions, higher pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017, as well as operating costs associated with the Company's decision to wind-down Beauticontrol.
Sales for the year-to-date period increased 3 percent on both a reported and local currency basis. The factors impacting the year-to-date sales were similar to those impacting the third quarter comparisons, along with increased sales in Tupperware Mexico and South Africa, while sales at Beauticontrol decreased on a year-to-date basis. The factors impacting the year-to-date net income comparison were similar to the quarter comparison, along with $62.9 million goodwill impairment related to Fuller Mexico and lower segment profit in Europe.
Net cash flow from operating activities for the periods ending September 30, 2017 and September 24, 2016 were inflows of $80.8 million and $92.3 million, respectively. The unfavorable comparison primarily reflected less collections of accounts receivable mainly due to the higher balance at December 2015 versus 2016, and their subsequent collection, higher cash tax payments in the first nine months of 2017, and a larger outflow from inventory production and procurement. The net impact of these items was partially offset by a decrease in the outflow of cash related to other net working capital items, particularly payables due to the timing of payments around year-end.
Net Sales
Reported sales increased 3 percent in the third quarter. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The average impact of higher prices was 2 percent.
The Company's emerging market units accounted for 71 percent of sales in the third quarters of 2017 and 2016. In 2017, reported sales in these units increased $13.9 million, or 4 percent, which included a positive $1.7 million impact from foreign currency exchange rates. The units with the most significant increases were mainly in Argentina, from higher prices associated with high inflation, in Brazil, due to a larger sales force size, and in China, from higher productivity, including from the addition of members that are customers of the studios and digital marketing initiatives. The sales growth in these units was partially offset by fewer active sellers in Fuller Mexico, India and Indonesia, as well as lower productivity in Indonesia. The average impact of higher prices in the emerging market units was 3 percent.
Reported sales in the established market units increased 3 percent. Excluding a positive $4.8 million impact of changes in foreign currency exchange rates, sales decreased 1 percent, with the most significant decreases in France, and Nutrimetics Australia and New Zealand, due to fewer active sellers, and in Germany from a smaller sales force and lower productivity. These decreases were partially offset by increases at Beauticontrol, in connection with sales force stocking during the wind-down period, and the United States and Canada from a larger and more active sales force. The average impact of pricing in the established markets was negative 3 percent with about half from significant discounting at Beauticontrol, as well as more aggressive promotional activity.
On a year-to-date basis, emerging markets accounted for 69 percent and 67 percent of total Company sales in 2017 and 2016, respectively. Total sales on a reported basis in the emerging markets increased $67.6 million or 6 percent. Total sales on a reported basis in the established markets decreased $12.6 million, or 2 percent. The impact of foreign currency exchange rates was not significant on the year-to-date comparisons of either the emerging or established markets. The sources of the year-to-date fluctuations largely followed those of the third quarter comparison, along with increased sales from larger sales forces in Tupperware Mexico and South Africa, while sales at Beauticontrol decreased on a year-to-date basis.

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
Gross Margin
Gross margin as a percentage of sales was 66.1 percent and 67.7 percent in the third quarters of 2017 and 2016, respectively. The decrease of 1.6 percentage points ("pp") primarily reflected an unfavorable mix of products sold and higher discounting, mainly in light of the winding down of Beauticontrol operations (0.5 pp), higher resin costs (0.4 pp), more of an impact from inventory in Venezuela being included in cost of goods sold in 2017 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with the impact in third quarter 2016 (0.4 pp), a higher obsolescence, mainly in light of the winding down of Beauticontrol operations (0.3 pp), and higher manufacturing costs (0.2 pp). This was partially offset by a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.2 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.4 percent in 2017, compared with 67.9 percent for the same period of 2016. The factors leading to the 0.5 pp decrease were primarily an unfavorable mix of products sold and higher discounting, mainly at Beauticontrol and in Europe (1.0 pp), higher resin costs (0.2 pp), a negative translation impact of changes in foreign currency exchange rates, mainly in South America (0.2 pp) and higher obsolescence, mainly in light of the winding down of Beauticontrol operations (0.1 pp). This was partially offset by lower manufacturing costs (0.7 pp) and a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.3 pp).
As discussed in Note 2 to the Consolidated Financial Statements, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 52.6 percent in the third quarter of 2017, compared with 54.5 percent in 2016. The comparison reflected more efficient promotional spending primarily in Europe, Asia Pacific and Beauty North America (1.6 pp), lower marketing costs in Europe and Beauty North America (0.4 pp), accrual adjustments in the United States and Canada (0.4 pp), a positive impact from the translation effect of changes in foreign currency exchange rates (0.3 pp), and lower administrative expenses in Europe (0.2 pp). This was partially offset by increased commissions from higher sales at Beauticontrol (0.3 pp), higher bad debt expense in Europe and South America (0.3 pp), increased selling expenses in Asia Pacific and South America (0.2 pp) and higher distribution costs in Europe and Tupperware North America (0.3 pp).
For the year-to-date periods, DS&A as a percentage of sales decreased to 52.9 percent from 54.0 percent in 2016. The factors impacting the year-to-date comparison were largely the same as those impacting the quarterly comparison.
Specific segment impacts are discussed in the segment results section.

Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements for a discussion of re-engineering activities and accruals.
The Company recorded $9.0 million and $2.4 million in re-engineering charges during the third quarters of 2017 and 2016, respectively, and $43.9 million and $5.4 million for the year-to-date periods ended September 30, 2017 and September 24, 2016, respectively.
In 2017, these charges were primarily related to restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit due to a history of declining revenues, operating losses and the competitive environment in the direct selling channel and retail sector for beauty and personal care products in the United States, Canada and Puerto Rico. In connection with the decision to wind-down Beauticontrol, the Company recorded $3.2 million in cost of sales for inventory obsolescence, as well as $1.5 million in operating losses in light of significant discounting, during the third quarter of 2017.
In addition to the amounts recorded in the second and third quarter of 2017, the Company expects to record $20 to $25 million of pretax restructuring costs in the fourth quarter of 2017 and, including these 2017 amounts, a total of $100 to $110 million through 2018 or 2019. This excludes the benefit of selling fixed assets that become excess in connection with the re-engineering actions to be undertaken. The proceeds associated with such sales are expected to be up to $35 million. Of the total $100 million to $110 million in costs, the Company estimates that about 80 percent relates to severance and benefits, while the balance is predominantly related to costs to exit leases and other contracts, as well as write-offs of excess assets for which there are not expected to be disposal proceeds. The 2017 cash outflow related to the restructuring actions, including the wind-down of Beauticontrol, is expected to be about $25 million, and including this amount, the total cash outflow in connection with the actions over time is expected to be $90 to $100 million before proceeds from the sale of fixed assets connected with the re-engineering actions. The annualized benefit of these actions once fully implemented, is expected to be about $35 million with a small amount of benefit in 2017 and about two-thirds of the annualized benefit to be realized in 2018. Savings will come mainly through lower cost of products sold, as well as lower DS&A expense.
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
In the third quarter of 2017, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company performed only qualitative assessments in the third quarter of 2017.
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

In 2016, the Company estimated the fair value of this reporting unit at an amount that exceeded its carrying value by about 20 percent. However, the estimated fair value was dependent upon the Company's ability in 2017 to overcome a trend of negative sales, profit and cash flow that began in 2011, and the discount rate to be applied not increasing. In its 2016 annual assessment for Fuller Mexico, the Company projected 1 percent growth in sales for 2017, mainly from expectations over the second half of the year. Since 2011, local currency sales have declined an average of 5 percent, ranging from negative 2 percent to negative 9 percent. Local currency sales declined 9 percent in the first quarter of 2017. Operating profit as a percentage of sales declined from the mid-teens in 2012 to a high-single digit in the first quarter of 2017, though at that time, this was not considered to be significantly out of line with the reporting unit's ability to meet 2017 expectations with regard to sales and profitability, particularly as sales force and other key performance metrics were trending in a positive direction. However, in April and May of 2017, the sales, profit and cash flow trends worsened significantly with declines in the mid-to-high teens and operating profit as a percentage of sales in the mid-single digits. As a result, the Company concluded, as part of its on-going process to assess goodwill and intangible assets, that a triggering event for impairment had occurred and performed the fair value analysis as described. Since 2011, Fuller Mexico has been impacted by a challenging macro-economic environment, increased competition in the retail and direct selling sectors for beauty and personal care products, as well as the results of certain strategies and margin investments implemented by the Company that did not successfully change its negative trends in sales force and field manager key performance indicators necessary to grow the sales, profit and cash flow.
Fuller Mexico continues to carry a total sales force size and field manager deficit as of the end of September, despite new programs aimed at higher rates of sales force additions and retention and increased activity. These programs and trends were considered as part of the fair value evaluation performed as of the end of May 2017. With the estimated fair value of the reporting unit equaling its carrying value as of the end of the May 2017 evaluation, the Fuller Mexico reporting unit has a high risk of future impairment to the remaining goodwill balance of $18.9 million. Fuller Mexico's performance in the third quarter of 2017 was not out of line with assumptions built into the fair value evaluation performed as of the end of May 2017, despite the impact of the natural disasters in Mexico during the third quarter of 2017. Any lingering impacts into the fourth quarter 2017 are expected to be temporary and not impactful to the long-term value of the business. A deterioration in key operating metrics, such as sales force size, and/or operating performance significantly below current expectations, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations due to changes in the macro-economic environment. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or macro-economic factors in the time frame forecast, which could also impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value. This would result in recording an impairment to the goodwill of Fuller Mexico.
Net Interest Expense
Net interest expense was $10.7 million in the third quarter of 2017, compared with $12.0 million in 2016. In the year-to-date periods, net interest expense was $32.7 million in 2017, compared with $33.8 million in 2016. The change in net interest expense in the year-over-year comparisons was primarily due to relative changes in forward points related to the Company's forward currency contracts.

Tax Rate
The effective tax rate for the third quarter and year-to-date periods of 2017 were 44.3 percent and 43.4 percent compared with 38.4 percent and 30.4 percent, respectively, for the comparable 2016 periods. The change in the year-to-date rate was due to the impairment and other charges, for which limited tax benefits were available.
As discussed in Note 14 to the Consolidated Financial Statements, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter. Under the FASB amendment to existing guidance regarding employee share-based payments, as of January 1, 2017, all excess tax benefits and tax deficits will be recognized in the income statement. As of September 30, 2017, the Company’s estimated tax benefit regarding employee-share-based payments included in the 2017 effective rate was $0.4 million. The Company's adoption of this amendment did not have a material impact in the third quarter of 2017, but may cause volatility in the future depending on the timing and intrinsic value of future share based compensation award exercises.
Net Income
Net income decreased $17.4 million in the third quarter of 2017 compared with 2016, primarily reflecting $20.1 million lower pre-tax gains from real estate transactions, $6.6 million higher pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017, and a higher segment loss in Beauty North America in connection with the Company's decision to wind-down Beauticontrol.
Net income for the year-to-date period decreased 58 percent, compared with 2016, including a positive $1.2 million translation impact from changes in foreign currency exchange rates. The factors impacting the comparison are largely the same as the quarter, along with the $62.9 million impairment of goodwill related to Fuller Mexico, and increased segment profit in Tupperware South America, primarily from Brazil from higher volume of products sold from a larger sales force.
A more detailed discussion of the sales results by reporting segment is included in the segment results section below.
International operations generated 91 percent of sales in the third quarters of 2017 and 2016 and 100 percent of the Company's segment profit in the third quarters of 2017 and 2016. In the year-to-date periods of 2017 and 2016, international operations, as a group generated 91 percent of sales in each year and 98 percent and 100 percent, respectively, of net segment profit.
The sale of beauty products generated 16 percent and 15 percent of sales in the third quarter and year-to-date periods of 2017, and 17 percent in the third quarter and year-to-date periods of 2016.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$110.8	$107.3	3%		(2)%	$5.1	21	21
Segment loss	(2.4)	(1.8)	(34)		(52)	0.2	(3)	(2)

Segment loss as percent of sales	(2.2)%	(1.7)%	(0.5)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$395.7	$399.6	(1)%		(2)%	$4.1	24	25
Segment profit	29.4	38.0	(23)		(26)	1.6	10	14

Segment profit as percent of sales	7.4%	9.5%	(2.1)	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales increased 3 percent compared with the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent compared with the third quarter of 2016, reflecting more aggressive promotional pricing, along with lower volumes in the segment's established markets. Overall, prices decreased 1 percent in the third quarter.
Emerging markets accounted for $47.7 million and $43.6 million, or 43 percent and 41 percent of the reported sales in the segment in the third quarters of 2017 and 2016, respectively. On a local currency basis, the emerging market units' sales increased by 7 percent, primarily reflecting a larger sales force size in Tupperware South Africa and a more productive sales force in the Commonwealth of Independent States (CIS).
The established markets' reported sales decreased 1 percent. Excluding the impact of changes in foreign currency exchange rates, these markets decreased 7 percent, primarily reflecting a decrease from a smaller, less active sales force in France, as well as a smaller, less productive sales force in Germany.
Segment profit decreased $0.6 million in the third quarter of 2017 versus 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $0.8 million, primarily due to lower sales, along with higher bad debt and distribution costs.
On a year-to-date basis, reported sales decreased 1 percent compared with 2016. Excluding the impact of changes in foreign currency exchange rates, sales in 2017 were down 2 percent compared with 2016. The factors impacting the sales comparison are largely the same as the quarter.
Year-to-date segment profit was down 23 percent and down 26 percent in local currency. The factors impacting the segment profit comparison were largely the same as those impacting the quarter.
The Euro and the South African rand were the main currencies that impacted the third quarter year-over-year sales comparison. There was no significant impact from currencies on the profit comparison. The Russian ruble, South African rand and Turkish lire impacted the year-to-date sales comparison, while South African rand had the main impact on the year-to-date profit comparison.

Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$184.4	$188.9	(2)%		(1)%	$(2.1)	34	36
Segment profit	49.5	46.8	6		6	(0.3)	58	56

Segment profit as percent of sales	26.8%	24.8%	2.0	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$545.2	$554.8	(2)%		—%	$(7.6)	32	35
Segment profit	135.7	130.4	4		5	(1.6)	48	49

Segment profit as percent of sales	24.9%	23.5%	1.4	pp	na	na	na	na

__________________________

na	not applicable
pp	percentage points
Reported sales decreased 2 percent compared with the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales decreased 1 percent. The average impact of higher prices was 1 percent.
Emerging markets accounted for $157.9 million and $160.3 million, or 86 percent and 85 percent of the reported sales in the third quarters of 2017 and 2016, respectively. Excluding the negative $2.1 million impact from changes in foreign currency exchange rates, sales in these units were even with 2016. The most significant decreases were in Indonesia from a smaller, less active and less productive sales force, and in India from significantly fewer active sellers in light of requirements under the federal government's direct selling guidelines and the constrained consumer spending due to implementation of a nationwide goods and services tax on July 1, 2017. This was partially offset by China, primarily related to higher studio productivity, including from digital marketing initiatives to its members, of which there were 62 percent more at the end of September 2017 compared with September 2016. China ended the quarter with 5,900 experience studios, which was 7 percent more than at the end of the third quarter of 2016.
The units operating in the established markets decreased 7 percent in the third quarter of 2017, primarily related to a double digit decrease at Nutrimetics Australia & New Zealand due to a smaller sales force and a poor response to its activation campaigns during the period.
Segment profit increased 6 percent compared with the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, segment profit was up 6 percent compared with 2016, despite lower local currency sales by the segment, primarily due to the higher sales in China, which has a much higher than average return on sales and a high contribution margin on incremental sales, and better overall management of promotional expense.
On a year-to-date basis, reported sales decreased 2 percent compared with the same period of 2016. Excluding the impact of changes in foreign currency exchange rates, sales were even with 2016. Local currency sales and segment profit variances largely mirrored those of the quarter.
The Malaysian ringgit and the Philippine peso had the most meaningful impact on the third quarter sales comparisons with no currencies having significant impact on the profit comparison. The Chinese renminbi also impacted the year-to-date sales and profit comparison.

Tupperware North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$94.7	$88.1	7%		4%	$2.7	18	17
Segment profit	20.3	17.2	18		13	0.8	23	20

Segment profit as percent of sales	21.4%	19.5%	1.9	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$283.6	$264.4	7%		8%	$(1.4)	17	16
Segment profit	57.8	51.2	13		14	(0.6)	20	19

Segment profit as percent of sales	20.4%	19.4%	1.0	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales in the third quarter of 2017 increased 7 percent compared with the third quarter of 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 4 percent due to a larger sales force size in Mexico, despite the impacts due to disruption from natural disasters, and more active sellers in the United States and Canada. The average impact of higher prices was 1 percent.
Reported segment profit increased 18 percent in the third quarter of 2017. Excluding the impact of foreign currency exchange rates, profit increased by 13 percent, reflecting higher sales with improved gross margin and lower operating expenses including accrual adjustments in the United States and Canada.
Reported sales increased 7 percent on a year-to-date basis. Excluding the impact of changes in foreign currency exchange rates, sales increased 8 percent. Year-to-date reported segment profit increased 13 percent and 14 percent on a local currency basis. Local currency sales and profit variances largely mirrored those of the quarter.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

Beauty North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$44.4	$43.2	3%		(1)%	$1.8	8	8
Segment loss	(4.6)	(2.0)	-		-	0.1	(5)	(2)

Segment loss as percent of sales	(10.4)%	(4.6)%	(5.8)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$128.6	$145.5	(12)%		(10)%	$(2.2)	8	9
Segment loss	(5.6)	(2.3)	-		-	(0.2)	(2)	(1)

Segment loss as percent of sales	(4.4)%	(1.6)%	(2.8)	pp	na	na	na	na

_________________________

pp	percentage points
na	not applicable
-	change is greater than 100%
In the third quarter of 2017, the Company announced it would wind-down its Beauticontrol business. During full year 2016, Beauticontrol sales were $46.4 million, including $9.8 million and $11.5 million in the third and fourth quarters, respectively, and there was an operating loss of $9.4 million, including $3.2 million and $0.9 million in the third and fourth quarters, respectively. In the first, second and third quarters of 2017, Beauticontrol sales were $9.5 million, $9.1 million and $12.3 million, respectively, and operating losses were $1.4 million, $1.1 million and $4.7 million, respectively.
Reported sales for the segment increased 3 percent in the third quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 1 percent, reflecting lower sales by Fuller Mexico from fewer active sellers, in part, from the impacts of natural disasters occurring during the third quarter of 2017. This decrease was partially offset by higher sales at Beauticontrol in connection with sales force stocking during the wind-down period. On average, prices decreased 3 percent from significant discounting at Beauticontrol.
There was a $4.6 million loss in the third quarter, primarily related to lower gross margins, including increased inventory write-offs and significant discounting in light of the winding down of Beauticontrol operations. This loss was partially offset by segment profit at Fuller Mexico that was lower than in the prior year from lower sales. There was no significant impact on the comparison from changes in exchange rates.
The year-to-date sales and segment profit trend was similar to the third quarter, except that on a year-to-date basis Beauticontrol sales were down, while its loss was lower than in 2016.
The Mexican peso was the main currency that impacted the year-over-year sales comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$105.2	$94.3	12%		13%	$(1.1)	19	18
Segment profit	23.6	23.9	(1)		(1)	—	27	28

Segment profit as percent of sales	22.4%	25.3%	(2.9)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 30, 2017	Sep 24, 2016					2017	2016
Net sales	$314.1	$247.9	27%		22%	$9.9	19	15
Segment profit	69.7	52.5	33		27	2.5	24	19

Segment profit as percent of sales	22.2%	21.2%	1.0	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales for the segment increased 12 percent in the third quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales increased 13 percent. Of the 13 percent increase in local currency sales, around three-fourths of the increase reflected the impact of higher prices in the segment, mainly due to high inflation in Argentina and Venezuela.
The largest increase in local currency sales was in Brazil, the Company's largest business unit, reflecting a larger sales force, partially offset by lower productivity in light of a tough consumer spending environment. The sales in Argentina and Venezuela increased mainly from higher prices.
Reported and restated segment profit decreased $0.3 million or 1 percent in the third quarter of 2017, despite the increased sales, primarily due to a $2.4 million impact from inventory in Venezuela being included in cost of goods sold at the stronger, historical exchange rate when it was procured and produced rather than the rate used to translate sales in the quarter, and the transaction impact on net monetary assets from the weakening of the Venezuelan bolivar in light of the hyper-inflationary environment in the country, as well as a lower drop through to profit relative to sales from higher operating costs in Brazil.
The year-to-date sales and profit comparisons largely mirrored the quarter, except for a larger impact on sales from foreign currency exchange rates in the year-to-date period of 2017, and a more significant drop through to higher profit from higher sales in Brazil in the first half of 2017.
The Argentine peso, Brazilian real and the Venezuelan bolivar had the most significant translation impacts on the year-over-year sales comparisons, while the Brazilian real was the currency that most significantly impacted the profit comparisons.

Financial Condition
Liquidity and Capital Resources: The Company's net working capital position decreased by $9.2 million compared with the end of 2016. Excluding the impact of changes in foreign currency exchange rates, working capital decreased $4.7 million, primarily reflecting a $56.5 million increase in short-term borrowings, net of cash and cash equivalents and a $17.8 million decrease related to amounts on the balance sheet for hedging activities. These local currency decreases were partially offset by a $39.2 million increase in inventory, related to expectations for future sales and lower than expected sell through, a $19.6 million increase in accounts receivable due to the level and timing of sales around the end of each period, and a $1.3 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end.
The Company continues to carry debt in connection with the $600 million in senior notes due in 2021.
As of September 30, 2017, the Company had total borrowings of $191.0 million outstanding under its Credit Agreement, including $95.5 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company's euro LIBOR base rate was below zero throughout the first nine months of 2017 and currently, under the Credit Agreement the base rate cannot be below zero. As of September 30, 2017, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 2.1 percent.
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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 30, 2017, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” and elsewhere could cause noncompliance.
At September 30, 2017, the Company had $494.6 million of unused lines of credit, including $407.5 million under the committed, secured Credit Agreement, and $87.1 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million.
See Note 10 to the Consolidated Financial Statements for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions, as well as its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $118.9 million as of September 30, 2017, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $118.9 million as of September 30, 2017. Of this amount, $118.4 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 13 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. An additional 19 percent of cash was held by foreign subsidiaries in which the Company's current intent is to indefinitely reinvest the cash, as it is needed for working capital and to otherwise fund on-going operations. In the event circumstances change, leading to the conclusion that these funds will not be indefinitely reinvested, the Company would need to provide at that time for the income taxes that would be triggered upon their repatriation. The remaining cash is subject to repatriation tax effects.
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
Operating Activities: Net cash from operating activities for the year-to-date periods ended September 30, 2017 and September 24, 2016 were inflows of $80.8 million and $92.3 million, respectively. The unfavorable comparison primarily reflected less collections of accounts receivable mainly due to the higher balance at December 2015 versus 2016, and their subsequent collection, higher cash tax payments in the first nine months of 2017, and a larger outflow from inventory production and procurement. The net impact of these items was partially offset by a decrease in the outflow of cash related to other net working capital items, particularly payables due to the timing of payments around year-end.
Investing Activities: During the year-to-date periods of 2017 and 2016, the Company had $52.6 million and $38.2 million, respectively, of capital expenditures. In both 2017 and 2016, the most significant capital expenditures were related to molds. In 2017 and 2016, capital expenditures included $13.7 million and $9.0 million, respectively, related to supply chain capabilities, excluding molds. Partially offsetting the capital spending were proceeds from the sale of long-term assets of $11.7 million and $31.8 million in 2017 and 2016, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters.
Financing Activities: Dividends paid to shareholders were $103.9 million and $104.0 million in the first nine months of 2017 and 2016, respectively. Proceeds received from the exercise of stock options were $9.9 million and $0.6 million in the first nine months of 2017 and 2016, respectively. The Company also increased revolver borrowings under its Credit Agreement by $76.1 million for the funding of operating, investing and financing activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. There were no share repurchases under this program during the first nine months of 2017 or 2016. Since 2007, the Company had spent $1.29 billion to repurchase 21.3 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement). The Company does not currently plan to make open market share repurchases in 2017.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the year-to-date periods of 2017 and 2016, 9,256 and 21,189 shares were retained to fund withholding taxes, totaling $0.6 million and $1.1 million, respectively.
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
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London interbank offered rate ("LIBOR"). Although the Company’s euro LIBOR base rate was below zero throughout the first nine months of 2017 and currently, under the Credit Agreement, the base rate cannot be below zero. As of September 30, 2017, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 2.1 percent.
As of September 30, 2017, the Company had total borrowings of $191.0 million outstanding under its Credit Agreement, with $95.5 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended September 30, 2017 and September 24, 2016, the cash flow impact of these currency hedges was an inflow of $5.8 million and an outflow of $5.6 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of September 30, 2017 were to buy $123.4 million of U.S. dollars and $23.8 million of euro and to sell $46.4 million of Swiss francs and $36.7 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 30, 2017, the Company was in a net payable position of approximately $7.8 million related to its currency hedges under forward contracts, which upon settlement, could have a significant impact on the Company's cash flow. The Company records the impact of forward points in net interest expense.
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
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2017 cost of sales will include approximately $150 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil and natural gas), and as such, the price of these is typically strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $15 million compared with the prior year. In the third quarter of 2017, there was a $2 million negative impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2016. For full year 2017 compared with 2016, there will be an estimated $7 million negative impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases, when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

•
disruptions caused by restructuring activities impacting business models, the supply chain, facility closure, and the combination and exit of business units, as well as not fully realizing expected savings from actions taken;

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

•	the impact of counterfeit and knocked-off products and programs in the markets in which the Company operates and the effect this can have on the confidence of the Company's sales force members;

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

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
October 31, 2017