Form 10-K
period 2017-12-30
TUPPERWARE BRANDS CORP
filed 2018-02-27
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2017
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company " in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the New York Stock Exchange-Composite Transaction Listing on June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was $3,561,932,309. For the purposes of making this calculation only, the registrant included all of its directors, executive officers and beneficial owners of more than ten percent of its common stock.

As of February 22, 2018, 51,116,752 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 9, 2018 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.
(a) General Development of Business
Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”) is a global direct-to-consumer marketer of premium, innovative products across multiple brands and categories through an independent sales force of 3.2 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through the Avroy Shlain®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”).
(b) New York Stock Exchange-Required Disclosures
General. The address of the Registrant's principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant's directors are Catherine A. Bertini, Susan M. Cameron, Kriss Cloninger III, Meg Crofton, E.V. Goings, Angel R. Martinez, Antonio Monteiro de Castro, David R. Parker, Richard T. Riley, Joyce M. Roché and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Mr. Monteiro de Castro (Chair), Mses. Bertini, Roché and Szostak and Mr. Riley. The members of the Compensation and Management Development Committee of the Board of Directors are Mr. Parker (Chair), Mses. Cameron and Crofton and Messrs. Cloninger and Martinez. The members of the Nominating and Governance Committee of the Board of Directors are Mr. Cloninger (Chair), Messrs. Martinez, Monteiro de Castro and Parker and Ms. Roché. The members of the Succession Sub-Committee are Mr. Cloninger (Chair), Messrs. Martinez and Parker and Mses. Roché and Szostak. The members of the Executive Committee of the Board of Directors are Mr. Goings (Chair) and Messrs. Cloninger, Monteiro de Castro and Parker. The Chairman and Chief Executive Officer is Mr. Goings and the Presiding Director is Mr. Cloninger. The Registrant's executive officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant's transfer agent and registrar is Equiniti Trust Company, c/o EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120. The number of the Registrant's shareholders is set forth below in Part II, Item 5 of this Report.
Corporate Governance. Investors can obtain access to periodic reports and corporate governance documents, including board committee charters, corporate governance principles and codes of conduct and ethics for financial executives, and information regarding the Registrant's transfer agent and registrar through the Registrant's website free of charge (as soon as reasonably practicable after reports are filed with the SEC, in the case of periodic reports) by going to www.tupperwarebrands.com, clicking on the “Investors” tab and searching under “Financial Information,” “Corporate Governance” or “IR Resources.”
BUSINESS OF TUPPERWARE BRANDS CORPORATION
The Registrant is a worldwide direct-to-consumer company engaged in the manufacture and sale of Tupperware® brand products and cosmetics and personal care products under a variety of trade names, including Avroy Shlain®, Fuller®, NaturCare®, Nutrimetics® and Nuvo®. Each business manufactures and/or markets a broad line of high quality products.
I. PRINCIPAL PRODUCTS
Tupperware. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home. Tupperware also has established lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items and an array of products for on-the-go consumers. The Company has continued to refresh its traditional kitchen and home products with updated designs and incremental technological enhancements while evolving towards more lifestyle-oriented products. These new lifestyle solutions are based on consumer insights from the Company's market and product leaders around the globe.

In 2017, key launches to contemporize the Tupperware brand product offering included the Micro Urban Large 3 in 1 Family-sized Rice and Pasta Cooker and Steamer for the microwave, Chef Series Pressure Cooker, MandoJunior* Vegetable and Fruit Slicer and SpeedyMando* Small Food Slicer. Other key launches included the 3L Universal Jar, a new generation of Storage and On the Go Usage containers and a Clear Storage Collection. The successful Fusion Master* System was expanded to include a new Sorbet Maker Accessory. The silicone baking range was expanded to include a ring and a rectangular brownie cutter. The Eco Bottle range was expanded to include “Minions” characters under license from Universal Studios Licensing LLC and a trophy shape under license from Fèdèration Internationale de Football Association.
The Company continues to introduce new materials, designs, colors and decoration in its product lines, to vary its offerings including by season and to extend existing products into new markets. The development of new products varies across markets in order to address differences in cultures, lifestyles, tastes and needs, although most products are offered in a large number of markets.
Research and development and the resultant new products will continue to be an important part of the Company's strategy going forward. See “Research and Development” in Part I, Item I of this Report for additional information on the Company’s recent research and development.
Beauty. In Beauty, the Company manufactures and distributes skin and hair care products, cosmetics, bath and body care, toiletries, fragrances, jewelry and nutritional products. There were a number of key product launches by brand in 2017:
Fuller Cosmetics expanded its celebrity fragrances franchise introducing Vivir de Noche by Lucía Mendez and Edwin Luna & La Trakalosa, featuring a popular Mexican music star. Armand Dupree Black* Fragrance for him was launched in 2017. Other key fragrance launches included Colorfun Fruty*, Salvaggio Blue* and Sofisticada*. Fuller Cosmetics redesigned the Sensual Sensations* line with the focus to strengthen its hair care and skin care categories. Fuller Cosmetics repositioned the CF Colorfun* brand with the introduction of CF Colorfun* BFF water resistant mascara and a collection of matte lipsticks.
Tupperware Brands Brazil expanded the Nutrimetics* brand offerings by adding Nutrimetics Nutri-Rich Moisturizing Body Satin and Nutrimetics Reserved Room* to its fragrance line and by launching its first celebrity endorsed fragrance, Nutrimetics Ocean.
Tupperware Brands Philippines continued to focus on its top two women’s fragrances: Ivana* and A Little Romance*. The fragrance category was expanded to add Justice League characters Wonder Woman, Batman and Superman, under license from Warner Bros. (F.E.) Inc.
Nutrimetics Australia’s Ultra Care+ Platinum Skin Care range added the Intense Skincare Programme, an innovative kit targeted for treating wrinkles, pigmentation and loss of firmness. The skin care category was expanded by adding Ultra Care+ Clarifying Clay Treatment and Smart Shield* Protection Crème SPF50 and extending the Nutrimetics Restore* anti-ageing line. Professional Flawless Air* Serum Foundation was introduced under the Nutrimetics Professional* Color Range.
Avroy Shlain re-branded its Colorfull* line under the CF Colorfun brand with a larger color palette and a new concept eye shadow stick. Their fragrance category’s key launches included Premium Noir under the Black Diamond* brand and Isara*, Forever Be Mine Whisper and Forever Be Mine Temptation for ladies' fragrances, and the introduction of gift sets under the Coppelia* and Endangered* brands. Other key launches included Perfect Cover Foundation in the Coppelia Colour* range, Argan oil under the Body Essence* brand in the personal care category and Nutritive Facial Oil under the Nucelle* brand in the skin care category.
(Words followed by * are registered or unregistered trademarks of the Registrant.)

II. RECENT DEVELOPMENTS AND MARKETS
In July 2017, the Company announced that it would wind down its Beauticontrol business. As a result of the winding down of the Beauticontrol business, the Company changed its segment reporting in the fourth quarter of 2017. Prior to the change, the Company had five reporting segments in four broad geographic regions.
Effective as of the fourth quarter of 2017, the Company combined its Beauty North America and Tupperware North America segments into one North America segment. The Company operates its business under four reporting segments in four broad geographic regions: (1) Europe (Europe, Africa and the Middle East), (2) Asia Pacific, (3) North America and (4) South America. Market penetration varies throughout the world. Several areas that have low penetration, such as Latin America, Asia and Eastern and Central Europe, provide the Company significant growth potential. The Company's strategy continues to include greater penetration in markets throughout the world.
Tupperware Brands' products are sold around the world under six brands: Tupperware, Avroy Shlain, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines its established market economy units as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand and the United States. All other units are classified as operating in emerging market economies. Businesses operating in emerging markets accounted for 69 percent of 2017 sales, while businesses operating in established markets accounted for the other 31 percent. For the past five fiscal years, 91 to 92 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
See Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details regarding segments and geographic areas.
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
Products are primarily sold directly to distributors, directors, managers and dealers (“sales force”) throughout the world. Where distributorships are granted, they have the right to market the Company's products using parties and other non-retail methods and to utilize Tupperware Brands' trademarks, pursuant to certain limitations. The vast majority of the sales force members are independent contractors and not employees of Tupperware. In certain limited circumstances, the Company has acquired ownership of distributorships for a period of time, until an independent distributor can be installed, in order to maintain market presence.
In addition to the introduction of new products and development of new geographic markets, a key element of the Company's strategy is expanding its business by increasing the size of its sales force. Under the system, distributors, directors, team leaders, managers and dealers add, train, and motivate a large number of dealers. Managers are developed from among the dealer group, and team leaders from among the manager group, and promoted to assist in adding, training and motivating dealers, while continuing to sell products.
As of December 30, 2017, the Company's distribution system had approximately 2,100 distributors, 112,300 managers (including directors and team leaders) and 3.2 million dealers worldwide.

Tupperware has traditionally relied upon the group demonstration method of sales, which is designed to enable purchasers to appreciate, through demonstration, the features and benefits of the Company's products. Group demonstrations are held in homes, offices, social clubs and other locations. Products are also promoted through brochures mailed or given to people invited to attend demonstrations. Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their friends, neighbors and relatives. Sales of products are supported through programs of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, the Company utilizes catalogs, television and magazine advertising, as well as various social media channels, which help to increase its sales levels with hard-to-reach customers and generate leads for sales and new dealers. A significant portion of the Company's business is operated through distributors, many of whom stock inventory and fulfill orders of the sales force that are generally placed after orders have been received from end consumers. In other cases, the Company sells directly to the sales force, also generally after they have received a consumer order. In China, the Company operated at the end of 2017 through 6,100 independent retail outlets, with heavy emphasis on digital marketing to acquire and sell to members of the outlets that are end consumers.
In 2017, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company. Sales through the Internet to end consumers and business-to-business transactions do not constitute a significant portion of the Company's sales.
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
V. EMPLOYEES
At December 30, 2017, the Registrant employed approximately 12,000 people, of whom approximately 1,000 were based in the United States.
VI. RESEARCH AND DEVELOPMENT
The Registrant incurred $16.7 million, $18.3 million and $18.1 million for fiscal years 2017, 2016 and 2015, respectively, on research and development activities for new products and production processes.
VII. RAW MATERIALS
Many of the products manufactured by and for the Company require plastic resins that meet its specifications. These resins are purchased through various arrangements with a number of large chemical companies located in many of the Company's markets. As a result, the Company has not experienced difficulties in obtaining adequate supplies and generally has been successful in obtaining favorable resin prices on a relative basis. Research and development relating to resins used in Tupperware® brand products is performed by both the Company and its suppliers.

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
VIII. TRADEMARKS AND PATENTS
Tupperware Brands considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware® trademark, Tupperware Brands is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware® trademark, as well as its other trademarks, is registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents used in Tupperware Brands' business are registered and maintained on a worldwide basis, with a variety of durations. Tupperware Brands has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments.
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

XI. EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of all Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 9, 2018).

Name and Age	Positions and Offices Held and Principal Occupations of Employment- During Past Five Years
Lillian D. Garcia, age 61	Executive Vice President and Chief Human Resources Officer since January 2013.
Luciano Garcia Rangel, age 52
Group President, Latin America since September 2017, after serving as Senior Vice President and President, Latin America since October 2016. Prior thereto, he served as Area Vice President, Latin America since July 2012.

E.V. Goings, age 72	Chairman and Chief Executive Officer since October 1997. As previously announced, Mr. Goings will retire as Chief Executive Officer and become the Company’s Executive Chairman effective May 9, 2018.
Asha Gupta, age 46	Group President, Asia Pacific since January 2014 after serving as Area Vice President, India, Philippines and Nutrimetics Australia since January 2012.
Josef Hajek, age 59	Senior Vice President, Tax and Governmental Affairs since February 2006.
Simon C. Hemus, age 68	Vice Chairman since October 2016, after serving as President and Chief Operating Officer since January 2007.
Michael S. Poteshman, age 54	Executive Vice President and Chief Financial Officer since August 2004.
Nicholas K. Poucher, age 56	Senior Vice President and Controller since November 2014, after serving as Vice President and Controller since August 2007.
Karen M. Sheehan, age 44
Executive Vice President, Chief Legal Officer & Secretary since January 2018, after serving as Senior Vice President, General Counsel & Secretary since January 2017, and as Vice President & Deputy General Counsel since December 2014. Previously at Church & Dwight Co. Inc., a publicly-traded consumer goods manufacturer and marketer, she was Associate General Counsel, Corporate & Assistant Secretary from May 2012 to November 2014.

Patricia A. Stitzel, age 52
President and Chief Operating Officer since October 2016, after serving as Group President, Americas since January 2014, Senior Area Vice President, Central Europe since March 2013, and Area Vice President, Tupperware West & Nordics and Nutrimetics Europe since June 2012. As previously announced, Ms. Stitzel will become the Company’s President & Chief Executive Officer effective May 9, 2018.

William J. Wright, age 55
Executive Vice President, Product Innovation and Supply Chain since February 2017, after serving as Executive Vice President, Supply Chain Worldwide since October 2015, Senior Vice President, Global Supply Chain since October 2014, Senior Vice President, Global Product Development, Tupperware since March 2013, and Senior Vice President, Global Product Marketing since October 2010.

Item 1A.    Risk Factors.
There are inherent risks and uncertainties associated with the Company’s business that could adversely affect its business, financial condition or results of operations. Set forth below are descriptions of those risks and uncertainties that the Company currently believe to be material, but the risks and uncertainties described below are not the only ones that could adversely affect the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect results of operations and financial condition. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the section entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC.
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
The Company’s sales are directly tied to the activity levels of its sales force, which is in large part a temporary working activity for many sales force members. Activity levels may be affected by the degree to which a market is penetrated by the presence of the Company’s sales force, the amount of average sales per order, the amount of sales per sales force member, the mix of high-margin and low-margin products sold at group demonstrations and elsewhere, and the activities and actions of the Company’s product line and channel competitors. In addition, the Company’s sales force members may be affected by initiatives undertaken by the Company to grow its revenue base or change its cost base that may lead to the inaccurate perception that the independent sales force system is at risk of being phased out or that the Company intends to exit markets.
International Operations
A significant portion of the Company’s sales and profit come from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. Amongst others, these risks include local political and economic environments, adverse new tax regulations, potentially burdensome privacy protocols, including the EU General Data Protection Regulation, and relations between the U.S. and foreign governments.

The Company has derived for a number of years over 90 percent of its net sales from operations outside the United States. As a result, movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and Mexican peso. Business units in which the Company generated at least $100 million of sales in 2017 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by China and Tupperware United States and Canada exceeded $200 million, while sales in Brazil exceeded $300 million. Although the Company's currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations and related hedging activities will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. As of the end of 2017, this was a particular issue in China and Korea. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding this risk.
Legal and Regulatory Issues
The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct-to-consumer companies for various reasons, including a limitation on the ability of direct-to-consumer companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations on the products which can be produced locally or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's local or corporate operations. Governments may seek either to impose taxes on independent sales force members, to classify independent sales force members as employees of direct-to-consumer companies with whom they may be associated, triggering employment-related taxes on the part of the direct-to-consumer companies, or to impose registration requirements that could impact prospects' willingness to join the sales force. Additionally, some governments prohibit or impose limitations on the requirement to purchase demonstration products upon joining a direct-to-consumer business and/or the types of activities for which a direct-to-consumer sales force can be compensated. Additionally, the U.S. government may impose restrictions on the Company's ability to engage in business in other countries in connection with the foreign policy of the United States.
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

Senior Leadership Team; Management Succession
The Company’s success depends in part on the efforts and abilities of qualified personnel at all levels, including its senior management team and other key employees.  Their motivation, skills, experience, contacts and industry knowledge significantly benefit the Company’s operations and administration.  The failure to attract, motivate and retain members of the senior management team could have an adverse effect on the Company’s results of operations, cash flows and financial condition.  In February 2018, the Company announced that, effective May 9, 2018, Patricia A. Stitzel, its current President and Chief Operating Officer, will become the President and Chief Executive Officer of the Company and E.V. Goings, its current Chairman and Chief Executive Officer, will retire as Chief Executive Officer and serve as Executive Chairman of the Company, consistent with a succession strategy plan previously approved by the Company’s Board of Directors.  Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder the Company’s strategic planning, execution and future performance.  A change in the senior management team may create uncertainty among investors, employees and others concerning the Company’s future direction and performance.  Any disruption in the Company’s operations or uncertainty could have an adverse effect on its business, financial condition or results of operations.
Technology and Cyber-Security
The Company relies extensively on information technology systems to conduct its business, some of which are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving orders and shipping product to customers, billing customers and receiving and applying payments, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing certain customer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business.  Increased information technology security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. As a result, the Company’s information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business.  The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.  Any business interruptions or data security breaches, including cyber-security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations and cash flows. While the Company maintains insurance coverage that could cover some of these types of issues, the coverage has limitations and includes deductibles such that it may not be adequate to offset losses incurred.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and/or distribution facilities in Australia, Brazil, France, Greece, Indonesia, Japan, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in Belgium, China, India and Venezuela. The Registrant owns and maintains the headquarters in India and leases the former Beauticontrol manufacturing and distribution facility in Texas. The Registrant is seeking to sub-lease the Beauticontrol facility as well as planning to close and dispose of its manufacturing and distribution facility in France, and its distribution facilities in Australia and Japan in connection with the Company's restructuring plan announced in July 2017 .
The Registrant conducts a continuing program of new product design and development at its facilities in Florida, Australia, Belgium and Mexico. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Notwithstanding the planned dispositions noted above the Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good and the nature of the properties and the capacity of its plants and warehouses generally to be adequate for its needs.
In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 360 acres have been sold and about 200 acres remain to be sold in connection with this project that is expected to continue for a number of years.
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
The Registrant has not sold any securities in 2015 through 2017 that were not registered under the Securities Act of 1933 as amended. As of February 22, 2018, the Registrant had 66,898 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is traded is the New York Stock Exchange. The stock price and dividend information set forth in the “Financing Activities” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Report and Note 19 to the Consolidated Financial Statements in Part II, Item 8 of this Report, entitled “Quarterly Financial Summary (Unaudited),” are incorporated by reference into this Item 5.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The Company's stock is included in both indices. The graph assumes that the value of the investment in the Company's common stock and each index was 100 at December 29, 2012 and that all dividends were reinvested.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/29/2012	100.00	100.00	100.00
12/28/2013	155.99	134.93	143.64
12/27/2014	108.62	150.30	160.66
12/26/2015	99.75	147.28	148.97
12/31/2016	98.53	175.70	162.01
12/30/2017	122.55	204.22	193.53

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.

Item 6.	Selected Financial Data.
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's audited consolidated financial statements which, for the data presented for fiscal years 2017 and 2016 and for some data presented for 2015, are included in Part II, Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Part II, Items 7 and 8, respectively, in this report. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2016 fiscal year contained 53 weeks as compared with 52 weeks for the other fiscal years presented.
Effective in the fourth quarter of 2017, in connection with the closure of its Beauticontrol business, the Company changed its segment reporting. The change was to combine its previous Beauty North America and Tupperware North America segments into one North America segment. Comparable information from all historical periods presented has been revised to conform with the new presentation.

(In millions, except per share amounts)	2017	2016	2015	2014	2013
Operating results
Net sales:
Europe	$550.4	$559.4	$612.9	$740.6	$782.7
Asia Pacific	734.8	748.6	771.0	839.6	836.9
North America	541.5	548.3	593.7	640.8	678.1
South America	429.1	356.8	306.2	385.1	373.9
Total net sales	$2,255.8	$2,213.1	$2,283.8	$2,606.1	$2,671.6
Segment profit:
Europe	$54.5	$65.3	$92.4	$117.5	$130.0
Asia Pacific	189.3	181.0	175.9	191.7	188.1
North America	69.7	66.1	69.7	69.6	82.0
South America	98.7	82.2	46.5	27.1	68.9
Unallocated expenses	(64.1)	(67.6)	(72.8)	(55.9)	(62.4)
Gain on disposal of assets including insurance recoveries, net (a),(b)	9.1	27.3	13.7	2.7	0.7
Re-engineering and impairment charges	(66.0)	(7.6)	(20.3)	(11.0)	(9.3)
Impairment of goodwill and intangible assets (c)	(62.9)	—	—	—	—
Interest expense, net	(43.2)	(45.4)	(45.2)	(43.5)	(37.6)
Income before income taxes	185.1	301.3	259.9	298.2	360.4
Provision for income taxes (d)	450.5	77.7	74.1	83.8	86.2
Net income (loss) (d)	$(265.4)	$223.6	$185.8	$214.4	$274.2
Basic earnings (loss) per common share	$(5.22)	$4.43	$3.72	$4.28	$5.28
Diluted earnings (loss) per common share	$(5.22)	$4.41	$3.69	$4.20	$5.17

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Profitability ratios
Segment profit as a percent of sales:
Europe	10%	12%	15%	16%	17%
Asia Pacific	26	24	23	23	22
North America	13	12	12	11	12
South America	23	23	15	7	18
Financial Condition
Cash and cash equivalents	$144.1	$93.2	$79.8	$77.0	$127.3
Net working capital	(28.3)	(2.3)	(63.5)	(105.0)	(53.8)
Property, plant and equipment, net	278.2	259.8	253.6	290.3	300.9
Total assets	1,388.0	1,587.8	1,598.2	1,769.8	1,843.9
Short-term borrowings and current portion of long-term obligations	133.0	105.9	162.5	221.4	235.4
Long-term obligations	605.1	606.0	608.2	612.1	619.9
Shareholders’ equity	(119.4)	212.8	161.0	185.8	252.9
Current ratio	0.96	1.00	0.90	0.86	0.93
Other Data
Net cash provided by operating activities	$217.0	$238.6	$225.7	$284.1	$323.5
Net cash used in investing activities	(57.6)	(25.7)	(43.1)	(62.3)	(60.1)
Net cash used in financing activities	(116.6)	(193.3)	(157.1)	(211.0)	(237.6)
Capital expenditures	72.3	61.6	61.1	69.4	69.0
Depreciation and amortization	60.5	57.5	62.4	63.7	54.8
Common Stock Data
Dividends declared per share	$2.72	$2.72	$2.72	$2.72	$2.48
Dividend payout ratio (e)	nm	61.4%	73.1%	63.6%	47.0%
Average common shares outstanding (thousands):
Basic	50,818	50,521	49,947	50,131	51,892
Diluted (f)	50,818	50,719	50,401	51,011	53,079
Period-end book value per share (g)	$(2.35)	$4.20	$3.19	$3.64	$4.76
Period-end price/earnings ratio (h)	nm	11.9	15.1	15.2	18.4

nm Not meaningful

(a)
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2017, 2016, 2015, 2014 and 2013, in connection with this program, pretax gains of $8.8 million, $26.5 million, $12.9 million, $1.3 million and 0.9 million, respectively, were included in gains on disposal of assets including insurance recoveries, net.

(b)	Included in gain on disposal of assets including insurance recoveries, net are pretax gains of $1.1 million in 2014 and $0.2 million in 2013 from the sale of property in Australia.

(c)
Valuations completed on the Company’s intangible assets resulted in the conclusion that the goodwill value of the Fuller Mexico reporting unit was impaired. This resulted in non-cash charge of $62.9 million in 2017.

(d)	In 2017, upon enactment of the U.S. Tax Cuts and Jobs Act of 2017 ( the "Tax Act"), the Company recorded $375 million of non-cash, income tax charges.

(e)	The dividend payout ratio is dividends declared per share divided by basic earnings per share. In 2017, due to the Company's net loss position the dividend payout ratio is not meaningful.

(f)	In 2017, due to the Company's net loss position diluted shares were the same as basic shares outstanding.

(g)	Period-end book value per share is calculated as year-end shareholders’ equity divided by full-year diluted shares.

(h)
Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share. In 2017, due to the Company's net loss position the Period-end price/earnings ratio is not meaningful.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2017 compared with 2016 and 2016 compared with 2015, and changes in financial condition during 2017 and 2016. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks, as compared with 52 weeks for 2017 and 2015. This information should be read in conjunction with the consolidated financial information provided in Part II, Item 8 of this Annual Report.
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
Effective in the fourth quarter of 2017, in connection with the closure of its Beauticontrol business, the Company changed its segment reporting. The change was to combine its previous Beauty North America and Tupperware North America segments into one North America segment. Comparable information from all historical periods presented has been revised to conform with the new presentation.
Estimates included herein are those of the Company’s management and are subject to the risks and uncertainties as described in the Forward Looking Statements caption included in Item 7A.

Overview
(Dollars in millions, except per share amounts)
Total Company Results 2017 vs. 2016

	52 weeks ended	53 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 30, 2017	December 31, 2016
Net sales	$2,255.8	$2,213.1	2%		1%	$16.7
Gross margin as a percent of sales	67.0%	67.7%	(0.7	) pp	na	na
DS&A as a percent of sales	51.5%	52.9%	(1.4	) pp	na	na
Operating income	$229.1	$347.0	(34)%		(35)%	$4.4
Net income	$(265.4)	$223.6	-		-	$3.4
Net income per diluted share	$(5.22)	$4.41	-		-	$0.06
Total Company Results 2016 vs. 2015

	53 weeks ended	52 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 31, 2016	December 26, 2015
Net sales	$2,213.1	$2,283.8	(3)%		2%	$(123.7)
Gross margin as a percent of sales	67.7%	67.4%	0.3	pp	na	na
DS&A as a percent of sales	52.9%	53.3%	(0.4	) pp	na	na
Operating income	$347.0	$315.2	10%		20%	$(25.1)
Net income	$223.6	$185.8	20%		34%	$(18.9)
Net income per diluted share	$4.41	$3.69	20%		33%	$(0.38)
____________________
na    not applicable
pp    percentage points
–change over 100 percent

Net Sales
Reported sales increased 2 percent in 2017 compared with 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 1 percent. This included an estimated 1 percentage point negative impact on the comparison from the 53rd week in 2016, as well as 0.7 percentage points negative impact from Beauticontrol, reflecting lower sales in the first half of 2017, and the winding down of operations in the third quarter. The average impact of higher prices on the sales comparison was 2 percent.
The Company’s businesses operating in emerging market economies accounted for 69 percent and 66 percent of reported sales in 2017 and 2016, respectively. Net sales in the emerging markets were up 5 percent in 2017 compared with 2016 in both dollars and local currency. The average impact of higher prices in these markets was 4 percent. The increase in local currency sales in the Company's emerging market units was primarily in Brazil, the Company's largest business unit, reflecting a larger sales force, and in China, reflecting continued growth in the number of members and demonstration studios, along with higher studio productivity including from improved leveraging of digital marketing. Also contributing to the local currency sales increase was inflation related pricing in Argentina and Venezuela, and the benefit of larger sales forces in Tupperware Mexico and Tupperware South Africa from strong sales force additions. These results were partially offset by decreases in India, from significantly fewer active sellers in light of requirements under the federal government's direct selling guidelines and the constrained consumer spending due to implementation of a nationwide goods and services tax in July 2017, and in Indonesia from a smaller, less active and less productive sales force.

Reported sales in the Company’s units operating in established market economies were down 4 percent compared with 2016. Excluding the impact of foreign currency exchange rates, these units were down 6 percent, with the most significant decreases in France and Germany, from smaller sales force sizes, and Nutrimetics Australia and New Zealand, from a smaller, less active sales force, as well as the decision to wind-down Beauticontrol beginning in the third quarter of 2017. These decreases were partially offset by an increase in volume of products sold in the United States and Canada by a larger and more active sales force. The average impact of lower prices in the established markets was 1 percent, primarily related to more aggressive promotional pricing.
Reported sales decreased 3 percent in 2016 compared with 2015. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent, including a 1 point benefit from the 53rd week in 2016. The average impact of higher prices on the sales comparison was 3 percent.
The Company’s businesses operating in emerging market economies accounted for 66 percent of reported sales in each of 2016 and 2015. Reported sales in the emerging markets were down 3 percent in 2016 compared with 2015, including a negative translation impact of $123.8 million from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these units were up 6 percent. The average impact of higher prices in these markets was 3 percent. The strong increase in local currency sales in the Company's emerging market units was primarily in Brazil, due to a significant increase in active sellers and productivity, and in China, reflecting continued growth in the number of demonstration studios along with higher sales per studio. Also contributing to the local currency sales increase was inflation related pricing in Argentina, the benefit of a larger sales force in Tupperware Mexico and from a significantly increased sales force size along with increased productivity in Tupperware South Africa. The local currency sales growth in these units was partially offset by decreases in Egypt, due to curtailed shipments in response to the imposition of stricter currency controls beginning in late 2015, in Indonesia from a smaller sales force, and in Turkey, reflecting a smaller and less active sales force.
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
Specific segment impacts are further discussed in the Segment Results section in this Part I, Item 7.
Gross Margin
Gross margin as a percentage of sales was 67.0 percent in 2017 and 67.7 percent in 2016. The decrease of 0.7 percentage points ("pp") primarily reflected an unfavorable mix of products sold and more aggressive promotional pricing, mainly at Beauticontrol and in Europe (1.2 pp), a negative impact from the translation effect of changes in foreign currency exchange rates in Venezuela (0.2 pp), unfavorable resin costs (0.2 pp), and higher obsolescence costs mainly in light of the winding down of Beauticontrol (0.1 pp). These were partially offset by the mix impact from relatively higher sales in certain units with higher than average gross margins (0.5 pp) and lower manufacturing costs, mainly in Europe (0.5 pp).
Gross margin as a percentage of sales was 67.7 percent in 2016 and 67.4 percent in 2015. The increase of 0.3 percentage points primarily reflected, favorable resin costs (0.1 pp), lower obsolescence (0.1 pp), less business to business sales that have lower than average margin (0.1 pp), and a lower year-over-year impact of inventory in Venezuela being included in cost of goods sold at its stronger, historical exchange rate rather than the rate used to translate its sales (0.1 pp). These were partially offset by the mix impact from relatively higher sales in certain units with lower than average gross margins.

Operating Expenses
Delivery, sales and administrative expense ("DS&A") as a percentage of sales was 51.5 percent in 2017, compared with 52.9 percent in 2016. The lower DS&A expense reflected more efficient promotional spending primarily in Asia Pacific and Europe (0.8 pp), relatively higher sales in certain units with lower than average operating expenses (0.6 pp), lower pension settlement costs (0.2 pp), a positive impact from the translation effect of changes in foreign currency exchange rates (0.2 pp) and a lower marketing costs mainly in Europe (0.1 pp). Partially offsetting these decreases, was the higher distribution costs in Tupperware North America (0.2 pp) and higher bad debt expense in Europe and South America (0.3 pp).
DS&A as a percentage of sales was 52.9 percent in 2016, compared with 53.3 percent in 2015. The lower DS&A expense was primarily due to decreased administrative costs in Europe, investment spending in North America and unallocated corporate expenses from management incentives (0.6 pp). Lower marketing expenses in Asia Pacific and North America also contributed to the lower DS&A as a percent of sales (0.3 pp). Partially offsetting these decreases was the translation effect of changes in foreign currency exchange rates, particularly the impact of overall dollar denominated costs as a ratio of sales in light of weaker foreign exchange rates (0.4 pp).
The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in 2017 decreased $3.5 million compared with 2016, reflecting reduced corporate marketing initiatives and higher allocation of costs to the segments, partially offset by increased management incentive costs.
Total unallocated expenses in 2016 decreased $5.2 million compared with 2015, reflecting lower management incentive costs and increased allocation to the segments, partially offset by the negative translation effect of changes in foreign currency exchange rates.
As discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include these elements in cost of products sold.
Re-engineering Costs
As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible structure, it periodically implements actions designed to reduce costs, improve operating efficiency and otherwise transform its business. These actions often result in re-engineering costs related to headcount reductions and to facility downsizing and closure, as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape. In addition, the Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.
Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions:

(In millions)	2017	2016	2015
Re-engineering and impairment charges	$63.7	$7.6	$6.8
Cost of products sold	3.6	—	—
Total pretax re-engineering costs	$67.3	$7.6	$6.8
In 2017, the re-engineering and impairment charges incurred were primarily related to restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit due to a history of declining revenues, operating losses and the competitive environment in the direct selling channel and retail sector for beauty and personal care products in the United States, Canada and Puerto Rico. The Company recorded $3.6 million in cost of sales for inventory obsolescence, mainly in connection with the decision to wind-down Beauticontrol in 2017.

Under the Company's re-engineering program announced in July 2017, it expects to incur a total of $100 to $110 million in pretax costs from 2017 through 2019. In addition to the amounts recorded in 2017, the Company expects to record an additional $30 million of pretax re-engineering costs in 2018. The Company's estimates reflect about 80% of the total program cost relating to severance and benefits, while the balance is predominantly related to costs to exit leases and other contracts, as well as write-offs of excess assets for which there are not expected to be disposal proceeds. Cash outflows associated with the overall program are expected to total $90 to $100 million, including $13 million paid in 2017 and $70 million expected in 2018. Both the cost and cash flow are before related asset sales that could bring proceeds of up to $50 to $60 million over time. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with a small amount realized in 2017, about two-thirds of the annualized benefit to be realized in 2018 and the remainder in 2019. After reinvestment of a portion of the benefits, improved profitability will be reflected most significantly through lower cost of products sold, but also through lower DS&A.
In 2016 and 2015, these charges were primarily associated with headcount reductions in several of the Company's operations in connection with changes in its management and organizational structures.
See also Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Report, regarding the Company's re-engineering actions.
Fixed Asset Impairment - Venezuela
As of the end of December 2017, the Company evaluated the significant inflationary environment, the early 2018 devaluation of the currency in relation to the U.S. dollar and the actual exchange rates being used to conduct business, particularly procurement of resins to manufacture product in Venezuela. As a result of that evaluation that was similar to its analysis in 2015 described below, the Company concluded it was appropriate to record an impairment charge of $2.3 million dollars to reduce the carrying value of its long-term fixed assets to zero. This impairment charge was included in the re-engineering and impairment charge caption of the Company's consolidated income statement, but is not a component of the program announced in July 2017.
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure, eliminating the SICAD 2 mechanism that the Company had referenced for translating and measuring its financial statements, replacing it with a new exchange mechanism called Simadi. During the first quarter of 2015, Simadi published a rate that was approximately 75 percent lower than the final SICAD 2 rate, which was expected to, and subsequently had, severely reduced the unit’s sales and profit. As a result, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela, which at that time, due to Venezuela being deemed hyperinflationary, had continued to be included on the balance sheet at the historical rates in effect when the assets were purchased. As a result of this evaluation, the Company recorded an impairment charge of $13.5 million to reduce the carrying value of its long-term fixed assets in Venezuela in the first quarter of 2015. This impairment charge was included in the re-engineering and impairment charge caption of the Company's consolidated income statement.
There were no fixed asset impairments in 2016.
See Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details.
Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company has early adopted Accounting Standards Update 2017-04: Simplifying the Test for Goodwill Impairment.
In the third quarters of 2017 and 2016, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company performed only qualitative assessments in the third quarter of 2017.
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below its recent trend lines and was expected to fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, recording an impairment charge of $62.9 million. The remaining goodwill balance at Fuller Mexico is $17.4 million.

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
In 2016, the Company estimated the fair value of this reporting unit at an amount that exceeded its carrying value by about 20 percent. However, the estimated fair value was dependent upon the Company's ability in 2017 to overcome a trend of negative sales, profit and cash flow that began in 2011, and the discount rate to be applied not increasing. In its 2016 annual assessment for Fuller Mexico, the Company projected 1 percent growth in sales for 2017, mainly from expectations over the second half of the year. In 2011 through 2016, local currency sales had declined an average of 5 percent, ranging from negative 2 percent to negative 9 percent. Local currency sales declined 9 percent in the first quarter of 2017. Operating profit as a percentage of sales declined from the mid-teens in 2012 to a high-single digit in the first quarter of 2017. In April and May of 2017, the sales, profit and cash flow trends had worsened significantly with declines in the mid-to-high teens and operating profit as a percentage of sales in the mid-single digits. As a result, the Company concluded, as part of its on-going process to assess goodwill and intangible assets, that a triggering event for impairment had occurred and performed the fair value analysis as described. Since 2011, Fuller Mexico has been impacted by a challenging macro-economic environment, increased competition in the retail and direct selling sectors for beauty and personal care products, as well as the results of certain strategies and margin investments implemented by the Company that did not successfully change its negative trends in sales force and field manager key performance indicators necessary to grow the sales, profit and cash flow.
The estimated fair value of the Fuller Mexico reporting unit equaled its carrying value as of May 2017 in light of the impairment charge recorded. Having the carrying value equal to fair value results in an elevated risk of additional future impairment, Fuller Mexico continued to carry a total sales force size and field manager deficit as of the end of December 2017, despite new programs aimed at higher rates of sales force additions and retention and increased activity. These programs and trends were considered as part of the fair value evaluation performed as of the end of May 2017. Fuller Mexico's performance in the second half of 2017 was not out of line with assumptions built into the fair value evaluation performed as of the end of May 2017, despite the impact of the natural disasters in Mexico during the third quarter. Local currency sales declined 9 percent in 2017. A deterioration in key operating metrics, such as sales force size, and/or operating performance significantly below expectations built into the May 2017 evaluation, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations or value due to changes in the macro-economic environment. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or any negative macro-economic factors in the time frame forecast, which could also impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value, resulting in additional impairment charges to the goodwill of Fuller Mexico.
Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future goodwill impairment test, nor is there significant foreseeable risk of the fair value of the indefinite-lived intangible assets falling materially below their respective carrying values. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite-lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
Refer to Note 6 of the Consolidated Financial Statements in Part II, Item 8 for further information.

Gains on Disposal of Assets
The Company continues with its program to sell land for development near its Orlando, Florida headquarters, which began in 2002, recognizing pretax gains of $8.8 million, $26.5 million and $12.9 million under this program in 2017, 2016 and 2015, respectively. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $136 million with additional net proceeds of up to $100 million expected as the program is completed, including future capital spending associated with the development currently estimated in the $10 to $12 million range. The carrying value of the remaining land included in the Company's land sales program was $24 million as of 2017, which was included in property, plant and equipment held for use within the Consolidated Balance Sheets as it is not considered probable that any significant land sales will be completed within one year. The Company has concluded that the fair value of the land under this program significantly exceeded the carrying value as of the end of 2017, and will continue to do so into the foreseeable future.
In 2015 and 2014, the Company entered into two joint ventures with a real estate development partner to develop land near the Company's Orlando headquarters. The Company received a fifty percent ownership in each joint venture in exchange for contributions of land. During the third quarter of 2016, the Company recorded gains of $24.2 million in connection with its subsequent sale of the joint ventures. Total cash proceeds from the sale were $30.2 million, including $0.9 million related to the operation of the joint ventures during development. The income from the joint venture operations was recorded in other income on the Company's Consolidated Statements of Income in 2016.
Net Interest Expense
Net interest expense was $43.2 million in 2017, compared with $45.4 million in 2016. Interest expense decreased in the year-over-year comparison reflecting less expense related to forward points from the Company's hedging activity, partially offset by the impact of higher interest rates on short-term borrowings.
Net interest expense was $45.4 million in 2016, compared with $45.2 million in 2015. Interest expense increased in the year-over-year comparison reflecting more expense related to forward points from the Company's hedging activity, partially offset by lower interest expense on lower average borrowings.
Tax Rate
The effective tax rates for 2017, 2016 and 2015 were 243.4, 25.8 and 28.5 percent, respectively. The effective tax rate for 2017 reflects the estimated impact of the Tax Act. The effective tax rates for 2016 and 2015 were below the U.S. statutory rate, reflecting the availability of excess foreign tax credits and mix of income prior to the Tax Act, as well as lower foreign effective tax rates.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including but not limited to a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years.
The Tax Act also established new tax laws that will affect 2018 and future years, including but not limited to (1) reducing the U.S. federal corporate rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT); (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (GILTI); (6) a new limitation on deductible interest expense; (7) limitations on the deductibility of certain executive compensation ; (8) significant limitations on the use of foreign tax credits (FTCs) to reduce U.S. income tax liability; and (9) changing the rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 21, 2017.

ASC 740 requires a company to record the effect of a tax law change in the period of enactment. However, shortly after the enactment of the Tax Act, the SEC staff issued SEC Staff Accounting Bulletin 118 (“SAB 118”), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. In instances where the Company was able to make a reasonable estimate of the effects of elements for which the analysis was not complete, the Company recorded amounts in tax expense. Related to provisions of the Tax Act for which the Company was not able to make reasonable estimates of the impact, it did not record any amount and continued accounting for them on the basis of tax laws in effect before the Tax Act as required under SAB 118.
In addition to, and in some cases interacting with the Tax Act, tax expense is affected by factors, including the global mix of earnings, changes in foreign tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them in accordance with the requirements of SAB 118. The changes in law from the Tax Act are broad, complex and are subject to new technical interpretations and additional legislative actions to address ambiguities as a result of the Tax Act. Where possible, the Company has made reasonable estimates of the impact of the Tax Act in accordance with SAB 118. The Company’s existing corporate structure and intercompany arrangements have been implemented in a manner believed to be in compliance with current prevailing tax laws.
Implementation of the Tax Act resulted in recording $264 million in expense for the revaluation of the Company’s net domestic deferred tax assets, and a one-time provisional transition tax charge of approximately $96 million for the repatriation tax provision of the Tax Act. Reversal of various net tax benefits recorded under previous tax law changed by the Tax Act totaled $15 million. In reaching these estimates, the Company took into account all available guidance and notices issued by the U.S. Department of the Treasury. The amounts are to be considered provisional and are subject to change that could be significant given the complexity of the underlying calculations and uncertainty as to how some provisions of the Tax Act are to be applied.
The Company continues to analyze the impact of provisions that will be effective in future years. Relevant to the 2017 Consolidated Financial Statements is the Company’s selection of an accounting policy with respect to the new GILTI tax rules, and whether to account for GILTI as a periodic charge in the period it arises, or to record deferred taxes associated with the basis in the Company’s foreign subsidiaries. Due to the intricacy of this topic, the Company is still in the process of investigating the implications of accounting for the GILTI tax, and intends to make an accounting policy decision once additional guidance is available.
At December 30, 2017 and December 31, 2016, the Company had valuation allowances against certain deferred tax assets totaling $235.5 million and $24.8 million, respectively. The increase in valuation allowance was primarily from the estimated impact of the limitation of usage of FTCs under the Tax Act. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based in part upon expected future domestic results under the Tax Act, and available foreign source income, including rents and royalties available for credit usage under the Tax Act, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. Certain tax planning transactions may be entered into to facilitate realization of these benefits. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of settlements on future periods. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional discussions of the Company's methodology for evaluating deferred tax assets.
As of December 30, 2017 and December 31, 2016, the Company's accrual for uncertain tax positions was $19.8 million and $20.7 million, respectively. During the year ended December 30, 2017, the accrual for uncertain tax positions decreased by $3.7 million primarily due to the expiration of the statute of limitations in various jurisdictions and $1.2 million as a result of the settlement of certain foreign tax audits. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of foreign exchange rate translation.

The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $0.8 million. For the remaining balance as of December 30, 2017, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
Net Income and Operating Income
Operating income decreased 34 percent in 2017 compared with 2016, which included a 1 point positive translation impact on the comparison from changes in foreign currency exchange rates. Net loss of $265.4 million represented a decrease of $489.0 million from 2016. The decrease in local currency net income was primarily due to $375.0 million of non-cash income tax charges related to the Tax Act, $62.9 million goodwill impairment related to Fuller Mexico, higher pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017 and lower pre-tax gains from real estate transactions and lower segment profit in Europe primarily due to lower sales, along with higher bad debt. These local currency decreases were partially offset by higher segment profit in South America, reflecting increased sales in Brazil and lower operating expenses in Asia Pacific, as well as sales growth and a mix shift toward China that has very good profitability, and higher sales in Tupperware Mexico, the United States and Canada in North America.
Operating income increased 10 percent in 2016 compared with 2015, which included a 10 point negative translation impact on the comparison from changes in foreign currency exchange rates. Net income increased 20 percent on a reported basis. Excluding the translation impact of foreign exchange rates, net income was 34 percent higher than 2015. The increase in local currency net income came primarily in South America, reflecting an improved gross margin and lower operating expenses on increased sales in Brazil, as well as $10.6 million in lower expenses related to inventory and net monetary assets in connection with the devaluation of the currency exchange rates in Venezuela in 2016 compared with 2015. Also contributing to the local currency net income increase was higher segment profit from higher gross margin despite lower sales in Asia Pacific and higher sales and improved contribution margin in Tupperware businesses in North America. In addition, the Company had $13.6 million higher gains in connection with land transactions near the Company's Orlando headquarters, lower unallocated corporate costs primarily reflecting incentive accruals under the Company's incentive plans, and a lower tax rate. These local currency increases were partially offset by lower segment profit in Europe primarily from lower sales volume and higher promotional spending primarily in France, and lower sales in Beauty businesses in North America along with a lower gross margin in Fuller Mexico.
International operations accounted for 91 percent of sales in 2017, 2016 and 2015. They accounted for 98 percent of segment profit in 2017 and 99 percent in 2016 and 2015.

Segment Results 2017 vs. 2016

(Dollars in millions)	2017	2016	Change			Change excluding the translation impact of foreign exchange		Translation foreign exchange impact		Percent of total
			Dollar	Percent						2017	2016
Net Sales
Europe	$550.4	$559.4	$(9.0)	(2)%		(4)%		$16.0		24%	25%
Asia Pacific	734.8	748.6	(13.8)	(2)		(1)		(3.8)		33	34
North America	541.5	548.3	(6.8)	(1)		(1)		(0.6)		24	25
South America	429.1	356.8	72.3	20		19		5.1		19	16
Total net sales	$2,255.8	$2,213.1	$42.7	2%		1%		$16.7		100%	100%
Segment profit
Europe	$54.5	$65.3	$(10.8)	(16)%		(21)%		$3.7		13%	16%
Asia Pacific	189.3	181.0	8.3	5		5		(0.2)		46	46
North America	69.7	66.1	3.6	6		6		(0.3)		17	17
South America	98.7	82.2	16.5	20		19		1.2		24	21
Segment profit as a percent of sales
Europe	9.9%	11.7%	na	(1.8	)pp	(2.1	)pp	0.3	pp	na	na
Asia Pacific	25.8	24.2	na	1.6		1.5		0.1		na	na
North America	12.9	12.1	na	0.8		0.9		(0.1)		na	na
South America	23.0	23.0	na	—		—		—		na	na
____________________
pp    Percentage points
na    Not applicable

Europe
Reported sales decreased 2 percent in 2017 compared with 2016. Excluding the translation impact of foreign currency exchange rates, sales decreased by 4 percent, primarily reflecting reduced volume of products sold, as well as more aggressive promotional pricing. On average, prices decreased by 1 percent in 2017.
Emerging markets accounted for $201.9 million and $189.6 million of reported net sales in this segment in 2017 and 2016, respectively, which represented 37 percent and 34 percent of net sales, respectively. On a local currency basis, the emerging market units' sales increased by 4 percent, primarily reflecting a larger sales force from significantly higher additions in Tupperware South Africa during the first half of 2017.
Local currency sales in the Company’s established markets decreased by 9 percent, reflecting smaller sales forces from lower additions in France and Germany, as well as the negative impacts on several business units in continental Europe due to service disruptions in connection with the Company's project that began in the fourth quarter of 2017 to close the French manufacturing and supply chain facility. This is also expected to have an impact on the first quarter of 2018.
Segment profit decreased $10.8 million, or 16 percent in 2017 compared with 2016. Segment profit as a percentage of sales was 9.9 percent in 2017 compared with 11.7 percent in 2016. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 21 percent compared with 2016. The decreased segment profit was primarily due to lower sales, along with higher bad debt, most significantly in France and Germany, partially offset by lower promotional spending.
The positive translation impact of foreign currency rates on the year-over-year comparison of sales versus the U.S. dollar was primarily attributable to a stronger euro and South African rand, partially offset by a weaker Turkish lira, while only the South African rand had a meaningful impact on the profit comparison.

Asia Pacific
Reported sales in Asia Pacific in 2017 decreased 2 percent compared with 2016. Excluding the translation impact of foreign currency exchange rates, the segment's sales decreased 1 percent, including a 1 percentage point negative impact from the 53rd week in 2016, as well as lower volume in India, Indonesia and Nutrimetics Australia and New Zealand, partially offset by higher volume in China. The average price increase for the segment was 1 percent.
Emerging markets accounted for $622.2 million and $629.5 million in 2017 and 2016, respectively, or 85 percent and 84 percent of the sales in this segment in 2017 and 2016, respectively. Excluding the $5.2 million negative impact of foreign currencies on the comparison, these markets' sales in 2017 were even with 2016. The most significant decrease among the units was a decrease in Indonesia from a smaller, less active and less productive sales force in connection with the response to the Company's product and promotional programs, as well as lower sales force member additions. In addition, India had lower sales due to significantly fewer active sellers in light of requirements under the federal government's direct selling guidelines and the constrained consumer spending environment due to the implementation of a nationwide goods and services tax in July 2017. These decreases were offset by China, primarily related to accelerating the net addition of experience studios with significantly higher productivity, including from digital marketing initiatives to its members, as well as some timing benefit from a shift in ordering patterns. China ended 2017 with 6,100 experience studios, which was 11 percent more than at the end of 2016.
Reported sales in the established markets decreased 5 percent. Excluding the impact of foreign currencies, these markets' sales decreased 7 percent, primarily in Nutrimetics Australia and New Zealand due to a smaller, less active sales force from lower additions.
Total segment profit increased $8.3 million, or 5 percent, in 2017. The impact of foreign currency translation was not significant. Segment profit as a percentage of sales was 25.8 percent in 2017 compared with 24.2 percent in 2016. The improved profitability was primarily related to higher sales in China, which has a high contribution margin on incremental sales, and lower promotional spending, partially offset by lower sales in India and Indonesia.
The Philippine peso and Malaysian ringgit were the most significant currencies that led to the translation impact from foreign currencies on the year-over-year sales comparison. The Chinese renminbi and Indonesian rupiah generally carry the highest exposure to changes in foreign currency rates due to the volume of revenue and profits.
North America
Reported sales decreased 1 percent in 2017 compared with 2016. The translation impact of foreign currency exchange rates was not significant. There was a 3-point negative impact on the comparison from the winding down of Beauticontrol, reflecting lower sales in the first half of 2017 and the winding down of its operations in the third quarter. There was also an estimated 1-point negative impact from the 53rd week in 2016. The average price increase in this segment was 2%.
Emerging markets accounted for $292.4 million and $295.3 million of reported net sales in this segment in 2017 and 2016, respectively, which represented 54 percent of sales in both years. On a local currency basis, the emerging market units' sales were even, primarily reflecting sales increase in Tupperware Mexico, due to a larger sales force, offset by Fuller Mexico from fewer active and less productive sellers.
Reported sales in the established markets decreased 2 percent, primarily due to Beauticontrol, partially offset by sales increase in the United States and Canada, due to more active sellers and good response to programs to drive higher volumes of products sold.
Segment profit increased $3.6 million, or 6 percent, in 2017 compared with 2016. Segment profit as a percentage of sales at 12.9 percent was 0.8 percentage points higher than 2016, reflecting higher sales with lower operating expenses in Tupperware Mexico and the United States and Canada, partially offset by lower profit on lower sales in Fuller Mexico, as well as inventory write-offs and operating losses from winding down Beauticontrol in the second half of 2017.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

South America
Reported sales for this segment increased 20 percent in 2017 compared with 2016. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 19 percent with approximately two-thirds of the increase reflecting the impact of higher prices throughout the segment, mainly due to high inflation in Argentina and Venezuela. The remaining increase was the result of higher volume of products sold with an estimated 2 point negative impact on the comparison from the 53rd week in 2016. All of the businesses in this segment operate in emerging market economies.
The most significant increase in local currency sales was in Brazil, the Company's largest business unit, mainly from higher volume of products sold, reflecting a larger sales force size, partially offset by lower productivity in the second half of 2017 in light of a tough consumer spending environment. Argentina and Venezuela's local currency sales also increased significantly, mainly due to the higher prices in light of significant inflation.
Segment profit increased $16.5 million, or 20 percent, in 2017 compared with 2016, including a positive $1.2 million impact from changes in foreign currency exchange rates. Segment profit as a percentage of sales, at 23.0 percent, was even with 2016. The most significant increase in local currency segment profit was in Brazil from higher sales. Argentina and Venezuela also contributed to the increased local currency profit due to higher sales. In addition, there was $5.4 million more in expenses in 2017 in connection with items on the Venezuelan balance sheet, including fixed asset impairments, that were impacted by the weakening of the currency exchange rate that occurred in 2017 and 2016. Venezuela is accounted for as hyperinflationary. As a consequence, amounts related to the translation of monetary assets when the exchange rate to the U.S. dollar fluctuates are recorded in income, whereas for non-hyperinflationary units they are recorded as a cumulative translation adjustment on the consolidated balance sheet.
The Argentine peso and Venezuelan bolivar were the main currencies with significant negative translation impacts on the year-over-year comparisons.
As of the end of December 2017, the Company evaluated the significant inflationary environment in Venezuela, as well as the actual exchange rates used to conduct business, particularly related to the procurement of resins to manufacture product. The Company concluded it would not be appropriate to use the official rate to value sales and profit beginning in 2018. As a result, the Company will use the parallel rate, which is approximately 99% lower than the official rate used in 2017.

Segment Results 2016 vs. 2015

(Dollars in millions)	2016	2015	Change			Change excluding the translation impact of foreign exchange		Translation foreign exchange impact		Percent of total
			Dollar	Percent						2016	2015
Net Sales
Europe	$559.4	$612.9	$(53.5)	(9)%		(5)%		$(25.7)		25%	27%
Asia Pacific	748.6	771.0	(22.4)	(3)		(1)		(14.7)		34	34
North America	548.3	593.7	(45.4)	(8)		1		(50.7)		25	26
South America	356.8	306.2	50.6	17		30		(32.6)		16	13
Total net sales	$2,213.1	$2,283.8	$(70.7)	(3)%		2%		$(123.7)		100%	100%
Segment profit
Europe	$65.3	$92.4	$(27.1)	(29)%		(25)%		$(4.9)		16%	24%
Asia Pacific	181.0	175.9	5.1	3		6		(4.5)		46	45
North America	66.1	69.7	(3.6)	(5)		11		(9.9)		17	19
South America	82.2	46.5	35.7	77		89		(3.1)		21	12
Segment profit as a percent of sales
Europe	11.7%	15.1%	na	(3.4	)pp	(3.2	)pp	(0.2	)pp	na	na
Asia Pacific	24.2	22.8	na	1.4		1.5		(0.1)		na	na
North America	12.1	11.7	na	0.4		1.1		(0.7)		na	na
South America	23.0	15.2	na	7.8		7.1		0.7		na	na
____________________
pp    Percentage points
na    Not applicable

Europe
Reported sales decreased 9 percent in 2016 compared with 2015. Excluding the translation impact of foreign currency exchange rates, sales decreased by 5 percent, primarily reflecting reduced volume of products sold, which was partially offset by an average of 1 percent higher prices in 2016.
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
Local currency sales in the segment's established markets decreased by 5 percent, reflecting a less active sales force in Austria, a less active sales force in France due in part to the external environment and a smaller sales force in Germany.
Segment profit decreased $27.1 million, or 29 percent in 2016 compared with 2015. Segment profit as a percentage of sales was 11.7 percent in 2016 compared with 15.1 percent in 2015. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 25 percent compared with 2015. On a local currency basis, the decrease in segment profit was primarily due to lower sales volume and higher promotional spending, primarily in France.
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
Emerging markets accounted for $629.5 million and $646.6 million in 2016 and 2015, respectively, or 84 percent of the sales in this segment in both years. Total emerging market sales decreased $17.1 million, or 3 percent in 2016, compared with 2015. The comparison was negatively impacted by changes in foreign currency exchange rates totaling $18.8 million. Excluding the impact of foreign currencies, these markets' sales in 2016 were even with 2015. The most significant increases and decreases among the units included a decrease in India due mainly to changes made in the business under new government guidelines for operating a direct selling business, including eliminating the requirement to purchase a demonstration set of products when joining the business and for much of the year, prizes for bringing a new seller into the business. As allowed, prizes upon activation of a new seller were instituted late in the year. In the fourth quarter, the Company also began implementing a requirement that all new and existing sales force members be registered with the government, and there was also an impact on the business from the government’s decision to remove existing high-denomination currency notes from circulation. Sales were also down in Indonesia due to a smaller sales force size and poor response to sales force programs, and the Philippines from fewer active sellers related to the exit of the fashion category in late 2015. These decreases were offset by an increase in China, where at the end of 2016, the Company operated 5,500 demonstration studios through independent studio owners. The increase in China related to growth in the number of demonstration studios and higher studio productivity from 28 percent more members of the studios as of the end of the year, and successful digital and other marketing and product offerings. In addition, Malaysia/Singapore increased local currency sales, primarily due to increased productivity.
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
North America
Reported sales decreased 8 percent in 2016 compared with 2015. Excluding the translation impact of foreign currency exchange rates, sales increased 1 percent versus the prior year, including a 1 point benefit from the 53rd week in 2016, reflecting growth in both Mexico and the United States and Canada. The average price increase in this segment was 3 percent.
Emerging markets accounted for $295.3 and $338.9 million of reported net sales in this segment in 2016 and 2015, respectively, which represented 54 percent and 57 percent of sales, respectively. On a local currency basis, the emerging market units' sales increased 2 percent, primarily reflecting an increase in Mexico due to increased volume from a larger sales force. This increase was partially offset by a decrease in Fuller Mexico reflecting a smaller sales force in light of a lower number of sales force field managers. Field managers are those directly responsible for sales force additions and motivating and training sales force members.
Reported sales in the established markets decreased 1 percent, primarily reflecting a decrease in Beauticontrol from a smaller sales force and smaller order sizes, from a lack of traction from newer initiatives. This decrease was partially offset by an increase in the United States and Canada from increased sales volume through a larger, more active sales force, despite having to manage through the impact of having modified the sales force compensation plan in the United States, announced in the fourth quarter 2015 and effective in the first quarter 2016.

Segment profit decreased $3.6 million, or 5 percent, in 2016 compared with 2015. Segment profit as a percentage of sales at 12.1 was 0.4 percentage points higher than 2015. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 11 percent, primarily reflecting higher sales along with lower costs for implementing strategic initiatives and operating expenses in the United States and Canada. This increase was partially offset by lower sales with a lower gross margin percentage at Fuller Mexico.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
South America
Reported sales for this segment increased 17 percent in 2016 compared with 2015. Excluding the translation impact of changes in foreign currency exchange rates, sales increased 30 percent with approximately one-third of the increase reflecting the impact of higher prices throughout the segment. There was also a 2 point benefit from the 53rd week in 2016. The remaining increase was the result of higher volume of products sold. All of the businesses in this segment operate in emerging market economies.
The most significant increase in local currency sales was in Brazil. The volume improvement reflected a significant sales force size advantage and higher productivity from the product mix sold and favorable response to consumer offers and electronic point-of-sales offers to the sales force. Argentina's sales also increased significantly, mainly due to higher prices in light of significant inflation.
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
Financial Condition
Liquidity and Capital Resources
Net working capital was negative $28.3 million as of December 30, 2017, compared with negative $2.3 million as of December 31, 2016 and negative $63.5 million as of December 26, 2015. The current ratio was 1.0 to 1.0 at the end of 2017 and 2016, and 0.9 to 1.0 at the end of 2015.
The Company’s reported net working capital decreased $26.0 million in 2017 compared with 2016. Excluding the negative $2.6 million impact due to changes in foreign currency exchange rates, working capital decreased $23.4 million, primarily reflecting a $68.9 million net increase in accounts payable and accrued liabilities, excluding the liabilities related to hedging activities, which included $45.4 million under the re-engineering program announced in July 2017, a $15.6 million increase in short-term borrowings and a $6.9 million decrease related to amounts on the balance sheet for hedging activities. These local currency decreases were partially offset by a $42.8 million increase in cash and cash equivalents, a $13.5 million increase in inventory, related to a lower than expected sell through, a $11.5 million increase in accounts receivable due to the level and timing of sales around the end of each period as well as higher overdue amounts.
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

In June 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.75% Senior Notes due June 1, 2021. On March 11, 2013, the Company issued and sold an additional $200.0 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes"). The Senior Notes form a single series under the Indenture, dated as of June 2, 2011 (the “Indenture”).
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated September 11, 2013, as amended by Amendment No. 1 dated June 2, 2014 (as so amended, the “Credit Agreement”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $600 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions including the agreement of the lenders. As of December 30, 2017, the Company had total borrowings of $131.0 million outstanding under its Credit Agreement, with $96.1 million of that amount denominated in euros.
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
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London Interbank Offered Rate ("LIBOR"). As of December 30, 2017, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.92 percent on borrowings under the Credit Agreement. The LIBOR rate used in determining the interest rate cannot be below zero, which it was throughout 2017 for euro based borrowings.
The Credit Agreement contains customary covenants, including financial covenants requiring minimum interest coverage and allowing a maximum amount of leverage. As of December 30, 2017, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, the ability to access cash generated internationally in Brazil, China, Indonesia, Korea, Mexico or elsewhere, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” in this Part II, Item 7 and in the Company’s other reports filed with the SEC could impact the Company’s ability to comply with these covenants.
See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details regarding the Company's debt.
The Company monitors the financial stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital and capital spending needs and its current dividend. This liquidity includes its year-end 2017 cash and cash equivalents balance of $144.1 million, cash flows from operating activities, and access to its $600 million Credit Agreement and other uncommitted lines of credit. As of December 30, 2017, the Company had $553.6 million of unused lines of credit, including $467.5 million available under its Credit Agreement and $86.1 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $144.1 million as of December 30, 2017. The cash was held by foreign subsidiaries, and 60 percent was not currently eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. The Company is in the process of evaluating the impact of the Tax Act on its indefinite reinvestment assertion with respect to accumulated earnings of certain foreign subsidiaries. Other than for the one-time mandatory repatriation transition tax charge, no U.S. federal income taxes or foreign withholding taxes have been recorded related to earnings for which there is an indefinite reinvestment assertion. The Company expects to complete its assessment within the one-year measurement period allowed by SAB 118, and when that assessment is completed, it is possible that additional expense will be recorded, and that amount may be significant. Withholding taxes would be due in some jurisdictions when foreign earnings are repatriated.
The Company’s most significant foreign currency exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and Mexican peso. Business units in which the Company generated at least $100 million of sales in 2017 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by China and Tupperware United States and Canada exceeded $200 million, while sales in Brazil exceeded $300 million. A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions, retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs.
Operating Activities
Net cash provided by operating activities in 2017 was $217.0 million, compared with $238.6 million in 2016. The unfavorable comparison was primarily due to a decrease in reported net income, notwithstanding the non-cash tax provision elements in connection with the enactment of the Tax Act and non-cash re-engineering and impairment charges. Additionally, there were cash outflows from an increase in accounts receivable, due to the level and timing of sales around the end of each period as well as higher overdue amounts and inventory, related to a lower than expected sell through. These outflows were partially offset by increases in accounts payable and accrued liabilities, primarily related to the Company's re-engineering program.
Net cash provided by operating activities in 2016 was $238.6 million, compared with $225.7 million in 2015. The favorable comparison was primarily due to an increase in reported net income, which was net of an $18.9 million negative impact on the comparison from weaker foreign currency exchange rates in relation to the U.S. dollar. Additionally, there were cash inflows from a reduction in accounts receivable, along with lower outflows versus last year in connection with the Company's hedging activities, and cash taxes due to incremental cash paid in 2015, in connection with tax law reform in Mexico in 2013. These improvements were partially offset by an outflow in 2016 from a reduction in accounts payable and accrued liabilities due to timing of distributions around the end of the year.
Investing Activities
In 2017, 2016 and 2015, the Company spent $72.3 million, $61.6 million and $61.1 million, respectively, on capital expenditures. The most significant type of spending in all years was for molds for new products. The Company also spent $23 million, $17 million, and $18 million, in each respective year for the expansion of manufacturing capacity and supply chain capabilities, most significantly in Brazil. The Company also spent significant capital on various global information technology projects and marketing offices to support operations as well as for vehicles in South Africa. In addition, the Company also spent $7.5 million, $3.8 million and $2.4 million, in each respective year for land development near its Orlando headquarters.
Partially offsetting the capital spending were proceeds from the sale of long-term assets of $14.7 million, $35.9 million and $18.0 million in 2017, 2016 and 2015, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters. In all years, there were also proceeds related to the sale of vehicles that had been purchased for the sales force, primarily in South Africa.
Financing Activities
In 2017, 2016 and 2015, the Company made net payments on long-term debt of $2.0 million, $2.2 million and $2.6 million, respectively, mainly related to its scheduled lease payments. In addition, the Company had a net inflow of $15.6 million and outflows of $52.0 million and $36.4 million for changes in borrowings under its revolving credit agreements in each of these respective periods.

Dividends
During 2017, 2016 and 2015, the Company declared dividends of $2.72 per share of common stock totaling $139.5 million, $138.8 million and $138.0 million, respectively.
Going forward, the Company expects its Board of Directors to evaluate its dividend rate annually with its declaration in the first quarter of each year. In the first quarter of 2018, the Board of Directors voted to keep the regular quarterly dividend rate even with 2017 and 2016, at $0.68. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations, the impacts of changes in foreign currency exchange rates, the ability to access internationally generated cash or other cash needs, as well as compliance with Delaware law regarding capital surplus. As well, if there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.
Stock Option Exercises
During 2017, 2016 and 2015, the Company received proceeds of $11.8 million, $0.8 million and $16.1 million, respectively, related to the exercise of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.
Stock Repurchases
In January 2017, the Company's Board of Directors extended its existing share repurchase authorization for open market share repurchases, which allows up to $2.0 billion to be spent, through February 1, 2020. There were no share repurchases under this program during 2017, 2016 and 2015. Since inception of the program in May 2007, and through December 30, 2017, the Company repurchased 21.3 million shares at an aggregate cost of $1.29 billion. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times consolidated funded debt (as defined in the Company's Credit Agreement). Based on the Company’s year-end 2017 debt level, its expected disbursements for dividends and its projected 2018 cash flow and its timing during the year, the Company does not currently plan to make open market share repurchases in 2018.
Employees are also allowed to use shares to pay withholding taxes, up to the minimum statutory amount, related to activity under all of the Company's stock incentive plans. For 2017, 2016 and 2015, the value of shares used for withholding taxes was $2.5 million, $1.7 million and $1.5 million, respectively, which is included as stock repurchases in the Consolidated Statements of Cash Flows.

Contractual Obligations
The following summarizes the Company’s contractual obligations at December 30, 2017 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(In millions)	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years
Debt obligations	$738.1	$133.0	$3.1	$602.0		$—
Interest payments on long term obligations	100.7	29.0	57.4	14.3		—
Pension benefits	154.7	13.4	39.8	29.5		72.0
Post-employment medical benefits	15.2	1.5	2.7	2.5		8.5
Income tax payments (a)	0.8	0.8	—	—	—	—
Capital commitments (b)	1.3	1.3	—	—		—
Operating lease obligations	111.7	35.1	37.5	15.7		23.4
Total contractual obligations (c)	$1,122.5	$214.1	$140.5	$664.0		$103.9
____________________

(a)
Other than the amount presented, the Company has not included in the table above, amounts related to its unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 30, 2017 the Company’s total accrual for uncertain tax positions were $19.8 million. It is reasonably possible that the accrual for uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(b)	Capital commitments represent signed agreements as of December 30, 2017 on several capital projects in process at the Company’s various units.

(c)	The table excludes information on recurring purchases of inventory as these are made under non-binding purchase orders, are generally consistent from year to year, and are short-term in nature.

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
Allowance for Doubtful Accounts.
The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for doubtful accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers as past due any receivable balance not collected within its contractual terms.

Inventory Valuation
The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and the availability of new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or the estimate of market value decreases, additional write-downs would be required.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Tax Act reduced the U.S. corporate tax rate to 21 percent from 35 percent effective January 1, 2018. The value of the Company’s net deferred tax assets were reduced by an estimated $75 million with a corresponding net adjustment to its current year tax expense for the remeasurement of the Company’s U.S. net deferred to assets. The Tax Act also reduced the Company’s estimate of the amount of its foreign tax credits it would be able to utilize resulting in the recording of an additional valuation allowance of $189 million. After considering the valuation allowance as of December 30, 2017, the Company’s Consolidated Balance Sheet included $10 million of deferred tax assets for future use of foreign tax credits.

At December 30, 2017 and December 31, 2016, the Company had valuation allowances against certain deferred tax assets totaling $235.5 million and $24.8 million, respectively. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. At the end of 2017, the Company had gross domestic deferred tax assets of $323.8 million against which a valuation allowance of $194.5 million had been recorded. Of these total assets, $62.7 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance included assets of $49.0 million related to advanced payment agreements, which are expected to reverse over the next three years, and other deferred tax assets. The gross balance also included approximately $199 million of foreign tax credits, after applying $20 million against the transition tax. While the Company estimates it will be able to use the $10 million of foreign tax credits referred to above, it will continue to evaluate the implications of the Tax Act and avenues available to use additional foreign tax credits prior to their expiration. In addition, the Company has $3.0 million of federal net operating losses which would expire in the years 2025 through 2035 if not utilized, and $5.2 million of federal tax credits that have no expiration date and $4.1 million other liability associated with the future distribution of previously taxed foreign income. The balance also included $3.8 million of net state operating losses and other book versus tax asset differences of approximately $4.9 million.

The Company will be restricted to using foreign source taxable income generated by intercompany royalties, and mold rentals. In preparing its 2017 U.S. income tax return, the Company anticipates using $136 million foreign tax credits generated in 2017, and $20 million of prior year credits against the cost of the transition tax. The federal net operating losses are related to a subsidiary that is excluded from the federal consolidated tax return, and is engaged in land sales and development near the Company's Orlando, Florida headquarters. As such, the federal net operating losses do not impact the utilization of foreign tax credits. The Company believes that gains related to future sales of land and other income will be sufficient to realize, before they expire, the $3.0 million net operating loss of this subsidiary. These estimates are made based upon the Company's business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts are reflected in the period in which the change occurs.

As of December 30, 2017 and December 31, 2016, the Company's accrual for uncertain tax positions was $19.8 million and $20.7 million, respectively. During the year ended December 30, 2017, the accrual for uncertain tax positions decreased by $3.7 million primarily due to the expiration of the statute of limitations in various jurisdictions and $1.2 million as a result of the settlement of certain foreign tax audits. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of foreign exchange rate translation.
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.3 million and $7.1 million as of December 30, 2017 and December 31, 2016, respectively. Interest and penalties included in the provision for income taxes totaled $0.2 million and $1.1 million for 2017 and 2016, respectively and no significant interest and penalties were included in the provision for income taxes for 2015.
The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $0.8 million. For the remaining balance as of December 30, 2017, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
Promotional Accruals
The Company frequently makes promotional offers to its independent sales force to encourage them to meet specific goals or targets for sales levels, party attendance, addition of new sales force members or other business critical activities. The awards offered are in the form of product awards, special prizes or trips. The cost of these awards is recorded during the period over which the sales force qualifies for the award. These accruals require estimates as to the cost of the awards based upon estimates of achievement and actual cost to be incurred. The Company makes these estimates on a market by market and program by program basis. It considers the historical success of similar programs, current market trends and perceived enthusiasm of the sales force when the program is launched. During the promotion qualification period, actual results are monitored and appropriate changes to the original estimates are made when known.
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
The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether a quantitative evaluation of the unit's fair value compared with its carrying value is necessary. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent quantitative fair value evaluation ("fair value test").

Any fair value test necessary is done using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 10 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to Tupperware Brands and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples are then applied to the reporting unit to determine fair value.
The Company's indefinite-lived tradename intangible assets are evaluated for impairment annually similarly to goodwill. When the Company determines it is appropriate, the fair value of these assets is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax affected and discounted to present value.
Refer to Note 1 and Note 6 of the Consolidated Financial Statements in Part II, Item 8 of this Report regarding the annual process for evaluating goodwill and intangible assets and the specific assumptions and estimates used in the 2017 evaluations, respectively.
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

Discount Rate	2017	2016	2015
U.S. Plans	3.8%	3.9%	3.6%
Foreign Plans	2.2	2.3	2.4
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

Expected rate of return	2017	2016	2015
U.S. Plans	7.3%	8.3%	8.3%
Foreign Plans	3.1	3.2	3.4

The following table highlights the potential impact on the Company’s annual pension expense due to changes in certain key assumptions with respect to the Company’s plans, based on assets and liabilities at December 30, 2017:

(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(1.8)	$1.9
Expected rate of return on plan assets change by 50 basis points	(0.6)	0.6
Other Post Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 4.0 percent for 2017 and 2016, and 3.8 percent for 2015. A change in discount rate of 50 basis points would not materially change the annual expense associated with the plan.
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
Impact of Inflation
Inflation, as measured by consumer price indices, has continued at a low level in most of the countries in which the Company operates, except in South America, particularly in Argentina and Venezuela. Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report for a discussion of inflation.
New Pronouncements
Refer to Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report for a discussion of new accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout 2017, the base rate cannot be below zero under the Credit Agreement. As of December 30, 2017, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 1.92 percent.
As of December 30, 2017, the Company had total borrowings of $131.0 million outstanding under its Credit Agreement, with $96.1 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Foreign Exchange Rate Risk
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
Although this currency risk is partially mitigated by the natural hedge arising from the Company's local product sourcing in many countries, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company uses financial instruments, such as forward contracts, to hedge its exposure to certain foreign exchange risks associated with a portion of its investment in international operations. In addition to hedging against the balance sheet impact of changes in exchange rates, the hedge of investments in international operations also has the effect of hedging cash flow generated by those operations. The Company also hedges, with these instruments, certain other exposures to various currencies arising from amounts payable and receivable, non-permanent intercompany transactions and a portion of purchases forecasted for generally up to the following 15 months. The Company does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations.
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was an inflow of $0.1 million and outflows of $2.7 million and $17.0 million in 2017, 2016 and 2015, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of December 30, 2017 were to buy U.S. dollars worth $68.9 million and euro worth $23.7 million, and to sell Mexican pesos worth $36.6 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 30, 2017, the Company was in a net receivable position of $2.6 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. The Company records the impact of forward points in net interest expense.
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
The Company is subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and non-performance have been considered in the determination of fair value for the Company's foreign currency forward exchange contracts. The Company continues to closely monitor its counterparties and will take action, as appropriate and possible, to further manage its counterparty credit risk.
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2018 cost of sales will include approximately $150 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil and natural gas), and as such, the price of these is typically strongly affected by the underlying price of those commodities. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $15 million compared with the prior year. For 2017, the Company estimates there was a $7.0 million negative local currency impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2016. For full year 2018, the estimated impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured is negative $4 million, as compared with 2017. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

Forward-Looking Statements
Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future or conditions verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents incorporated by reference, available at the time such document was prepared or filed with the SEC. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:

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

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly Argentina, Ecuador, Egypt, Philippines and Venezuela due to government regulations and restrictions;

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

•
the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Brazil, China, India, Korea, Indonesia and Mexico;

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•
cyber attacks and ransomware demands that could cause the Company to not be able to operate its systems and/or access or control its data, including private data and/or costs incurred in light of such issues;

•	the ability to attract and retain certain executive officers and key management personnel and the success of transitions or changes in leadership or key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•	the costs and covenant restrictions associated with the Company's credit arrangements;

•	integration of non-traditional product lines into Company operations;

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina, Egypt and Venezuela;

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

•
the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to the Tax Act in the U.S. and non-income taxes issues in Brazil, India and the Philippines;

•	the Company's access to, and the costs of, financing; and

•
other risks discussed in Part I, Item 1A, Risk Factors, of this Report, as well as the Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company's other filings with the SEC.

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

Item 8.	Financial Statements and Supplementary Data.
Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 30, 2017	December 31, 2016	December 26, 2015
Net sales	$2,255.8	$2,213.1	$2,283.8
Cost of products sold	744.6	715.0	744.4
Gross margin	1,511.2	1,498.1	1,539.4
Delivery, sales and administrative expense	1,162.3	1,170.8	1,217.6
Re-engineering and impairment charges	66.0	7.6	20.3
Impairment of goodwill and intangible assets	62.9	—	—
Gains on disposal of assets	9.1	27.3	13.7
Operating income	229.1	347.0	315.2
Interest income	2.9	3.4	2.4
Interest expense	46.1	48.8	47.6
Other expense	0.8	0.3	10.1
Income before income taxes	185.1	301.3	259.9
Provision for income taxes	450.5	77.7	74.1
Net income (loss)	$(265.4)	$223.6	$185.8
Basic earnings (loss) per common share	$(5.22)	$4.43	$3.72
Diluted earnings (loss) per common share	$(5.22)	$4.41	$3.69

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions)	December 30, 2017	December 31, 2016	December 26, 2015
Net income (loss)	$(265.4)	$223.6	$185.8
Other comprehensive income (loss):
Foreign currency translation adjustments	42.4	(53.7)	(122.3)
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of $0.8, ($0.4) and $1.1, respectively	(3.3)	0.6	(3.5)
Pension and other post-retirement income, net of tax benefit (provision) of ($1.2), $0.4 and ($6.2), respectively	3.0	3.6	12.5
Other comprehensive income (loss)	42.1	(49.5)	(113.3)
Total comprehensive income (loss)	$(223.3)	$174.1	$72.5

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$144.1	$93.2
Accounts receivable, less allowances of $38.2 and $32.6, respectively	144.4	125.3
Inventories	262.2	240.4
Non-trade amounts receivable, net	58.6	64.9
Prepaid expenses and other current assets	21.2	21.5
Total current assets	630.5	545.3
Deferred income tax benefits, net	278.0	539.7
Property, plant and equipment, net	278.2	259.8
Long-term receivables, less allowances of $16.5 and $11.0, respectively	19.3	13.2
Tradenames, net	62.5	67.3
Goodwill	78.9	132.6
Other assets, net	40.6	29.9
Total assets	$1,388.0	$1,587.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$124.4	$117.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	133.0	105.9
Accrued liabilities	401.4	324.0
Total current liabilities	658.8	547.6
Long-term debt and capital lease obligations	605.1	606.0
Other liabilities	243.5	221.4
Shareholders' equity:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	217.8	208.6
Retained earnings	1,043.1	1,455.3
Treasury stock, 12,549,392 and 12,969,165 shares, respectively, at cost	(851.5)	(880.2)
Accumulated other comprehensive loss	(529.4)	(571.5)
Total shareholders' equity (deficit)	(119.4)	212.8
Total liabilities and shareholders' equity	$1,388.0	$1,587.8

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 27, 2014	63.6	$0.6	13.9	$(945.0)	$190.7	$1,348.2	$(408.7)	$185.8
Net income						185.8		185.8
Other comprehensive loss							(113.3)	(113.3)
Cash dividends declared ($2.72 per share)						(137.5)		(137.5)
Income tax benefit from stock and option awards					6.0			6.0
Stock and options issued for incentive plans			(0.7)	50.7	8.8	(25.3)		34.2
December 26, 2015	63.6	$0.6	13.2	$(894.3)	$205.5	$1,371.2	$(522.0)	$161.0
Net income						223.6		223.6
Other comprehensive loss							(49.5)	(49.5)
Cash dividends declared ($2.72 per share)						(139.1)		(139.1)
Income tax expense from stock and option awards					(1.7)			(1.7)
Stock and options issued for incentive plans			(0.2)	14.1	4.8	(0.4)		18.5
December 31, 2016	63.6	$0.6	13.0	$(880.2)	$208.6	$1,455.3	$(571.5)	$212.8
Net loss						(265.4)		(265.4)
Other comprehensive income							42.1	42.1
Cash dividends declared ($2.72 per share)						(140.2)		(140.2)
Stock and options issued for incentive plans			(0.4)	28.7	9.2	(6.6)		31.3
December 30, 2017	63.6	$0.6	12.6	$(851.5)	$217.8	$1,043.1	$(529.4)	$(119.4)

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flow

	Year Ended
(In millions)	December 30, 2017	December 31, 2016	December 26, 2015
Operating Activities:
Net income (loss)	$(265.4)	$223.6	$185.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	60.5	57.5	62.4
Equity compensation	22.6	20.0	20.0
Unrealized foreign exchange (gains) losses	(0.2)	0.4	7.2
Amortization and write-off of deferred debt costs	0.6	0.6	0.8
Net gains on disposal of assets, including insurance recoveries	(8.7)	(25.8)	(13.1)
Provision for bad debts	16.8	11.1	12.8
Write-down of inventories	8.3	10.8	14.3
Non-cash impact of impairment costs and re-engineering	69.1	—	13.5
Net change in deferred income taxes	307.7	(32.9)	(45.2)
Excess tax benefits from share-based payment arrangements	—	(0.6)	(6.0)
Changes in assets and liabilities:
Accounts and notes receivable	(33.7)	0.9	(10.7)
Inventories	(18.8)	(2.8)	(8.2)
Non-trade amounts receivable	(0.8)	1.2	(1.6)
Prepaid expenses	2.5	(0.9)	(8.0)
Other assets	(5.1)	1.9	4.7
Accounts payable and accrued liabilities	44.1	(22.2)	11.4
Income taxes payable	14.3	(6.0)	(2.5)
Other liabilities	3.1	4.6	5.1
Net cash impact from hedging activity	0.1	(2.7)	(17.0)
Other	—	(0.1)	—
Net cash provided by operating activities	217.0	238.6	225.7
Investing Activities:
Capital expenditures	(72.3)	(61.6)	(61.1)
Proceeds from disposal of property, plant and equipment	14.7	35.9	18.0
Net cash used in investing activities	(57.6)	(25.7)	(43.1)
Financing Activities:
Dividend payments to shareholders	(139.5)	(138.8)	(138.0)
Proceeds from exercise of stock options	11.8	0.8	16.1
Repurchase of common stock	(2.5)	(1.7)	(1.5)
Repayment of long-term debt and capital lease obligations	(2.0)	(2.2)	(2.6)
Net change in short-term debt	15.6	(52.0)	(36.4)
Debt issuance costs	—	—	(0.7)
Excess tax benefits from share-based payment arrangements	—	0.6	6.0
Net cash used in financing activities	(116.6)	(193.3)	(157.1)
Effect of exchange rate changes on cash and cash equivalents	8.1	(6.2)	(22.7)
Net change in cash and cash equivalents	50.9	13.4	2.8
Cash and cash equivalents at beginning of year	93.2	79.8	77.0
Cash and cash equivalents at end of year	$144.1	$93.2	$79.8

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Principles of Consolidation. The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. The Company’s fiscal year ends on the last Saturday of December and included 53 weeks during 2016 and 52 weeks during 2017 and 2015.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 30, 2017 and December 31, 2016, $10.2 million and $9.6 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
Allowance for Doubtful Accounts. The Company maintains current receivable amounts with most of its independent distributors and sales force in certain markets. It also maintains long-term receivable amounts with certain of these customers. The Company regularly monitors and assesses its risk of not collecting amounts owed to it by customers. This evaluation is based upon an analysis of amounts current and past due, along with relevant history and facts particular to the customer. It is also based upon estimates of distributor business prospects, particularly related to the evaluation of the recoverability of long-term amounts due. This evaluation is performed by business unit and account by account, based upon historical experience, market penetration levels and similar factors. It also considers collateral of the customer that could be recovered to satisfy debts. The Company records its allowance for doubtful accounts based on the results of this analysis. The analysis requires the Company to make significant estimates and as such, changes in facts and circumstances could result in material changes in the allowance for doubtful accounts. The Company considers as past due any receivable balance not collected within its contractual terms.
Inventories. Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis. Inventory cost includes cost of raw material, labor and overhead. The Company writes down its inventory for obsolescence or unmarketability in an amount equal to the difference between the cost of the inventory and estimated market value based upon expected future demand and pricing. The demand and pricing is estimated based upon the historical success of product lines as well as the projected success of promotional programs, new product introductions and the availability of new markets or distribution channels. The Company prepares projections of demand and pricing on an item by item basis for all of its products. If inventory on hand exceeds projected demand or the expected market value is less than the carrying value, the excess is written down to its net realizable value. However, if actual demand or the estimate of market value decreases, additional write-downs would be required.
Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs of such amounts included in property, plant and equipment were $24.4 million and $21.3 million at December 30, 2017 and December 31, 2016, respectively. Amortization cost related to internal use software development costs totaled $5.4 million, $6.9 million and $5.7 million in 2017, 2016 and 2015, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10 - 20
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 5
Depreciation expense was $45.6 million, $43.0 million and $46.5 million in 2017, 2016 and 2015, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss, if any, is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
Goodwill. The Company's recorded goodwill relates primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company does not amortize its goodwill. Instead, the Company performs an annual assessment during the third quarter of each year to evaluate the assets in each of its reporting units for impairment, or more frequently if events or changes in circumstances indicate that a triggering event for an impairment evaluation has occurred. The Company has early adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update 2017-04: Simplifying the Test for Goodwill Impairment.
The annual process for evaluating goodwill begins with an assessment for each entity of qualitative factors to determine whether a quantitative evaluation of the unit's fair value compared with its carrying value is appropriate for determining potential goodwill impairment. The qualitative factors evaluated by the Company include: macro-economic conditions of the local business environment, overall financial performance, sensitivity analysis from the most recent quantitative fair value evaluation ("fair value test"), as prescribed under Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other, and other entity specific factors as deemed appropriate. When the Company determines a fair value test is appropriate, it estimates the fair value of the reporting unit and compares the result with its carrying amount, including goodwill, after any long-lived asset impairment charges. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit.
Any fair value test necessary is done by using either the income approach or a combination of the income and market approaches, with generally a greater weighting on the income approach (75 percent). The income approach, or discounted cash flow approach, requires significant assumptions to estimate the fair value of each reporting unit. These include assumptions regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements, along with an appropriate discount rate to be used. The most sensitive estimate in the fair value test is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model uses a forecast period of 10 years and a terminal value. The growth rates are determined by reviewing historical results of the operating unit and the historical results of the Company’s similar business units, along with the expected contribution from growth strategies being implemented. The market approach relies on an analysis of publicly-traded companies similar to Tupperware and deriving a range of revenue and profit multiples. The publicly-traded companies used in the market approach are selected based on their having similar product lines of consumer goods, beauty products and/or companies using a direct-to-consumer distribution method. The resulting multiples are then applied to the reporting unit to determine fair value. Goodwill is further discussed in Note 6 to the Consolidated Financial Statements.

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite-lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 30, 2017 and December 31, 2016 were related to the acquisition of the Sara Lee direct-to-consumer businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets were as follows:

Weighted Average Estimated Useful Life
Indefinite-lived tradenames	Indefinite
Definite-lived tradename	10 years
The Company's indefinite-lived tradename intangible assets are evaluated for impairment annually similarly to goodwill beginning with a qualitative assessment. The annual process for assessing the carrying value of indefinite-lived tradename intangible assets begins with a qualitative assessment that is similar to the assessment performed for goodwill. When the Company determines it is appropriate, the quantitative impairment evaluation for the Company's indefinite-lived tradenames involves comparing the estimated fair value of the assets to the carrying amounts, to determine if fair value is lower and a write-down required. If the carrying amount of a tradename exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The fair value of these assets is estimated using the relief from royalty method, which is a form of the income approach. Under this method, the value of the asset is calculated by selecting a royalty rate, which estimates the amount a company would be willing to pay for the use of the asset. This rate is applied to the reporting unit's projected revenue, tax affected and discounted to present value.
The Company's definite-lived intangible asset relates to the Fuller tradename and is being amortized since August 2013 based on its estimated useful life of 10 years. The Fuller tradename's useful life was estimated, at that time, based on the period that the tradename was expected to contribute directly to the Company's revenue. Definite-lived intangible assets are reviewed for impairment in a similar manner as property, plant and equipment as discussed above. Amortization related to definite-lived intangible assets is included in DS&A on the Consolidated Statements of Income. Intangible assets are further discussed in Note 6 to the Consolidated Financial Statements.
Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
Programs are generally designed to recognize sales force members for achieving a primary objective. An example is holding a certain number of product demonstrations. In this situation, the Company offers a prize to sales force members that achieve the targeted number of product demonstrations over a specified period. The period runs from a couple of weeks to several months. The prizes are generally graded, in that meeting one level may result in receiving a piece of jewelry, with higher achievement resulting in more valuable prizes such as a television set or a trip. Similar programs are designed to reward current sales force members who reach certain goals by promoting them to a higher level in the organization where their earning opportunity would be expanded, and they would take on additional responsibilities for adding new sales force members and providing training and motivation to new and existing sales force members. Other business drivers, such as scheduling product demonstrations, increasing the number of sales force members, holding product demonstrations or increasing end consumer attendance at product demonstrations, may also be the focus of a program.
The Company also offers commissions for achieving targeted sales levels. These types of awards are generally based upon the sales achievement of at least a mid-level member of the sales force, and her or his down-line members. The down-line consists of those sales force members that have been directly added to the sales force by a given sales force member, as well as those added by her or his down-line member. In this manner, sales force members can build an extensive organization over time if they are committed to adding and developing their units. In addition to the commission, the positive performance of a unit may also entitle its leader to the use of a company-provided vehicle and in some cases, the permanent awarding of a vehicle. Similar to the prize programs noted earlier, these programs generally offer varying levels of vehicles that are dependent upon performance.

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $356.2 million, $376.2 million and $378.7 million in 2017, 2016 and 2015, respectively.
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
Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2017, 2016 and 2015 were $142.2 million, $137.0 million and $139.3 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $9.3 million, $8.3 million and $13.4 million in 2017, 2016 and 2015, respectively. Research and development costs totaled $16.7 million, $18.3 million and $18.1 million, in 2017, 2016 and 2015, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
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
Compensation expense associated with restricted stock, restricted stock units and performance-vested share awards is equal to the market value of the Company's common stock on the date of grant and is recorded pro rata over the required service period. The fair value of market-vested awards is based on a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to a defined comparative group of companies, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and those in the comparative group. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record expense straight line over the performance period regardless of actual achievement. For those awards with performance vesting criteria, the expense is recorded straight-line over the required service period based on an assessment of achieving the criteria.

Through 2016, the Company reported the excess tax benefits from share-based payment arrangements as an inflow from financing activities. For 2016 and 2015, the Company generated $0.6 million and $6.0 million of excess tax benefits, respectively. Effective as of the beginning of 2017, the tax effects from share-based payments is recognized as part of the Company's tax provision and is included in net income within operating activities on the statement of cash flows.
Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. It also requires estimates associated with enactment effects, as of December 22, 2017, and ongoing activity under the the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act”).
ASC 740 requires a company to record the effect of tax law change in the period of enactment. However, shortly after the enactment of the Tax Act, the SEC staff issued SEC Staff Accounting Bulletin 118 (“SAB 118”), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. To the extent that the Company was able to make a reasonable estimate of the effects of elements of the Tax Act for which the analysis was not complete, it recorded those amounts. In instance where the Company was not able to make reasonable estimates of the impact of certain elements, as provided for by SAB 118, it did not record an amount related to those elements and accounted for them on the basis of tax laws in effect before the Tax Act.
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
Net Income Per Common Share. Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The Company's potential common stock consists of employee and director stock options, restricted stock, restricted stock units and performance share units. Performance share awards are included in the diluted per share calculation when the performance criteria are achieved. The Company's potential common stock is excluded from the basic per share calculation, or when the Company has a net loss for the period, and is included in the diluted per share calculation when doing so would not be anti-dilutive.

The elements of the earnings per share computations were as follows:

(In millions, except per share amounts)	2017	2016	2015
Net income (loss)	$(265.4)	$223.6	$185.8
Weighted average shares of common stock outstanding	50.8	50.5	49.9
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	—	0.2	0.5
Weighted average common and common equivalent shares outstanding	50.8	50.7	50.4
Basic earnings per share	$(5.22)	$4.43	$3.72
Diluted earnings per share	$(5.22)	$4.41	$3.69
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.1	1.4	0.9
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
Inflation in Venezuela has been at a high level the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Venezuela. This blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009 and as such, the Company transitioned to highly inflationary status at the beginning of its 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings.
For Venezuela, through fiscal 2017, the bolivar to U.S. dollar exchange rates used in translating the Company’s operating activity was based on an official rate recognized by the Venezuelan government. As of the end of December 2017, the Company evaluated the significant inflationary environment in Venezuela, as well as the actual exchange rates used to conduct business, particularly related to the procurement of resins to manufacture product. The Company concluded it would not be appropriate to use the official rate to value sales and profit beginning in 2018, and will use a parallel rate that is currently approximately 99 percent lower than the official rate used during 2017. As a result, as of the end of 2017, the Company remeasured its balance sheet at the parallel rate available at that time, and evaluated the Venezuelan fixed assets for impairment. In 2017, 2016 and 2015, the net expense in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared with when it was sold, and in 2017 the write-down of inventory, was $7.4 million, $4.3 million and $14.9 million, respectively. The amounts related to remeasurement are included in other expense. In 2017, there was also a fixed asset impairment charge of $2.3 million recorded in re-engineering and impairments caption.
As of the end of 2017, the net monetary assets in Venezuela, which were of a nature that would generate income or expense associated with future exchange rate fluctuations versus the U.S. dollar were not material. In addition, there was $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the Consolidated Balance Sheets.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.

New Accounting Pronouncements. In May 2014, the FASB issued an amendment to existing guidance regarding revenue from contracts with customers. The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. Subsequently, the FASB has issued several other amendments clarifying specific topics within the scope of the new guidance regarding contracts with customers. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has surveyed revenue recognition policies and sales incentives programs across each of its global operating segments, and has evaluated the impact of the adoption of this amendment on its Consolidated Financial Statements. While there are expected to be changes in policy in certain units, the Company does not believe the impact to the Consolidated Financial Statements, including adjustments to the 2018 beginning retained earnings, will be significant, as the majority of the Company's transactions have not been accounted for under industry-specific guidance that will be superseded by the new guidance, and generally only consist of a single performance obligation to transfer non-customized, promised goods. The Company has used the modified retrospective method of adoption beginning January 2018.
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
In November 2016, the FASB issued an amendment to existing guidance on classification and presentation of changes in restricted cash on the statement of cash flows. Under the amendment, the restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the total cash balance for the period on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not expect the adoption of this amendment to have a significant impact on the Company’s Consolidated Financial Statements.
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

In August 2017, the FASB issued an amendment to existing guidance on hedge accounting. Under the amendment, the impact of both the effective and ineffective components of a hedging relationship is required to be recorded in the same income statement line. After initial qualification, a qualitative assessment of effectiveness is permitted instead of a quantitative test for certain hedges. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company estimates that based on how it has operated historically between $10 million and $15 million in interest expense would have been reclassified into other line items of the Consolidated Statement of Income as a result of adoption of this amendment.
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
The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2017	2016	2015
Severance	$48.1	$5.4	$5.0
Other	15.6	2.2	1.8
Total re-engineering charges	$63.7	$7.6	$6.8
In 2017, these charges were primarily related to restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit due to a history of declining revenues, operating losses and the competitive environment in the direct selling channel and retail sector for beauty and personal care products in the United States, Canada and Puerto Rico. In connection with the closure of Beauticontrol, the Company also recorded $3.2 million in cost of sales for inventory obsolescence.
In 2016 and 2015, the re-engineering charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The total cost of the restructuring actions announced in July 2017, is estimated to be $100 million to $110 million from the second quarter of 2017 forward. This excludes the benefit of selling fixed assets that will become excess in light of the re-engineering actions. The Company expects about 90 percent of second quarter 2017 forward re-engineering costs to require cash outflows, and for these to be funded with cash flow from operations, net of investing activities, notwithstanding the timing during each fiscal year in which the Company generates the majority of its cash. Of the total costs, the Company estimates that about 80 percent relates to severance and benefits related to headcount reductions, while the balance is predominantly related to costs to exit leases and other contracts, as well as write-offs of excess assets for which there are not expected to be disposal proceeds.
The re-engineering charges by segment for the year ended December 30, 2017 were as follows:

(In millions)	2017
Europe	$47.9
Asia Pacific	4.8
North America	11.0
Total re-engineering charges	$63.7

Pretax costs incurred in connection with the re-engineering program included above and other amounts allocated to cost of products sold were as follows:

(In millions)	2017	2016	2015
Re-engineering charges	$63.7	$7.6	$6.8
Cost of products sold	3.6	—	—
Total pretax re-engineering costs	$67.3	$7.6	$6.8
The balances included in accrued liabilities related to re-engineering and impairment charges as of December 30, 2017, December 31, 2016, and December 26, 2015 were as follows:

(In millions)	2017	2016	2015
Beginning balance	$1.6	$1.7	$2.4
Provision	63.7	7.6	6.8
Non-cash charges	(0.4)	(0.3)	(0.2)
Cash expenditures:
Severance	(12.7)	(5.2)	(5.8)
Other	(6.8)	(2.2)	(1.5)
Ending balance	$45.4	$1.6	$1.7
The accrual balance as of December 30, 2017, related primarily to severance payments to be made by the end of the second quarter of 2018.
As of the end of December 2017, the Company evaluated the significant inflationary environment, the early 2018 devaluation of the currency in relation to the U.S. dollar and the actual exchange rates being used to conduct business, particularly procurement of resins to manufacture product in Venezuela. As a result of that evaluation that was similar to its analysis in 2015 described below, the Company concluded it was appropriate to record an impairment charge of $2.3 million dollars to reduce the carrying value of its long-term fixed assets to zero. This impairment charge was included in the re-engineering and impairment charge caption of the Company's consolidated income statement, but is not a component of the program announced in July 2017. This was deemed a non-recurring, Level 3 measurement within the fair value hierarchy.
In February 2015, the Venezuelan government launched an overhaul of its foreign currency exchange structure and created a new exchange mechanism that provided an official exchange rate significantly lower than the rate available to the Company at that time. As a result, and based on the perceived impact of this change to the operations of its Venezuelan unit, the Company deemed this change to be a triggering event to evaluate the $15.7 million of long-term fixed assets in Venezuela at that time. This evaluation involved performing an undiscounted cash flow analysis to determine if the carrying value of the assets were recoverable and whether the amount included on the balance sheet was greater than fair value. The Company considered many economic and operating factors, including uncertainty surrounding the interpretation and enforcement of certain product pricing restrictions in Venezuela, the inability at that time to obtain the necessary raw materials locally to meet production demands and the significant decline in the global price of oil. Due, at least in part, to the decline of the global price of oil, the Venezuelan government has not made U.S. dollars widely available. Given the devaluation of the Venezuelan bolivar compared with the U.S. dollar, and the lack of U.S dollars available to use for the purchase of raw materials for on-going operations, the Company did not believe it would be able to operate the business profitably. As a result, the Company concluded that the carrying value of the long-term fixed assets in Venezuela was not recoverable. The Company then estimated the fair value of the long-term fixed assets using estimated selling prices available in Venezuela. The primary assets that were considered to continue to maintain a marketable value in Venezuela included commercial office space, a show room and parking spaces. As a result of this evaluation in the first quarter of 2015, the Company recorded an impairment charge of $13.5 million, which was deemed a non-recurring Level 3 measurement within the fair value hierarchy.

Note 3:	Inventories

(In millions)	2017	2016
Finished goods	$203.5	$189.4
Work in process	26.0	23.0
Raw materials and supplies	32.7	28.0
Total inventories	$262.2	$240.4

Note 4:	Property, Plant and Equipment

(In millions)	2017	2016
Land	$43.4	$36.7
Buildings and improvements	204.8	194.1
Molds	678.6	624.7
Production equipment	298.8	264.3
Distribution equipment	40.5	37.4
Computer/telecom equipment	47.5	45.2
Furniture and fixtures	20.7	15.8
Capitalized software	81.2	69.5
Construction in progress	25.1	29.3
Total property, plant and equipment	1,440.6	1,317.0
Less accumulated depreciation	(1,162.4)	(1,057.2)
Property, plant and equipment, net	$278.2	$259.8

Note 5:	Accrued and Other Liabilities
Accrued Liabilities

(In millions)	2017	2016
Income taxes payable	$49.7	$23.1
Compensation and employee benefits	69.0	73.0
Advertising and promotion	55.9	57.6
Taxes other than income taxes	30.0	24.5
Pensions	8.3	2.7
Post-retirement benefits	1.5	1.7
Dividends payable	34.7	34.4
Foreign currency contracts	29.6	31.7
Re-engineering	45.4	1.6
Other	77.3	73.7
Total accrued liabilities	$401.4	$324.0

Other Liabilities

(In millions)	2017	2016
Post-retirement benefits	$13.7	$15.4
Pensions	120.6	123.0
Income taxes	21.2	22.5
Deferred income tax	41.0	17.6
Other	47.0	42.9
Total other liabilities	$243.5	$221.4

Note 6:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. Refer to Note 1 for the annual process for evaluating goodwill and intangible assets for impairment.
In the third quarters of 2017 and 2016, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments. The Company performed only qualitative assessments in the third quarter of 2017.
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below its recent trend lines and was expected to fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, recording an impairment charge of $62.9 million. This was deemed a non-recurring, Level 3 measurement within the fair value hierarchy. The remaining goodwill balance at Fuller Mexico is $17.4 million.
The significant assumptions for the Fuller Mexico step 1 analysis included annual revenue growth rates, beginning in 2017, ranging from negative 10 percent to positive 4 percent with a compound average growth rate of 1.6 percent, including a 3 percent growth rate used in calculating the terminal value. The discount rate used was 15.8 percent.
The estimated fair value of the Fuller Mexico reporting unit equaled its carrying value as of May 2017 in light of the impairment charge recorded. Having the carrying value equal to fair value results in an elevated risk of additional future impairment. Fuller Mexico continued to carry a total sales force size and field manager deficit as of the end of December 2017, despite new programs aimed at higher rates of sales force additions and retention and increased activity. These programs and trends were considered as part of the fair value evaluation performed as of the end of May 2017. Fuller Mexico's performance in the second half of 2017 was not out of line with assumptions built into the fair value evaluation performed as of the end of May 2017, despite the impact of the natural disasters in Mexico during the third quarter. Local currency sales declined 9 percent in 2017. A deterioration in key operating metrics, such as sales force size, and/or operating performance significantly below expectations built into the May 2017 evaluation, including changes in projected future revenue, profitability and cash flow, as well as higher working capital, interest rates, or cost of capital, could have a negative effect on the fair value of the reporting unit. In addition, the Company is unable to predict, at this time, whether there will be a significant, long-term impact to the Fuller Mexico operations or value due to changes in the macro-economic environment. Should the Company's programs and strategies to improve the key performance indicators as outlined above not be able to overcome the general trends in the business and/or any negative macro-economic factors in the time frame forecast, which could also impact the long-term discount rate values used in estimating fair value, the estimated fair value of the reporting unit could fall below its carrying value, resulting in additional impairment charges to the goodwill of Fuller Mexico.

Other than for the Fuller Mexico reporting unit, management has concluded there is no significant foreseeable risk of failing a future goodwill impairment test, nor is there significant foreseeable risk of the fair value of the indefinite-lived intangible assets falling materially below their respective carrying values. Given the sensitivity of fair value valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or indefinite-lived intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in discount rates could also result in an impairment charge, as could changes in market characteristics including declines in valuation multiples of comparable publicly-traded companies. Impairment charges would have an adverse impact on the Company’s net income and shareholders' equity.
Amortization expense related to all intangible assets, most significantly at Fuller Mexico, was $7.9 million, $7.6 million and $8.8 million in 2017, 2016 and 2015, respectively. The estimated annual amortization expense associated with intangibles in 2018 is $7.6 million and in 2019 through 2022 is $7.2 million annually.
The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 30, 2017, December 31, 2016 and December 26, 2015:

(In millions)	Europe	Asia Pacific	North America	South America	Total
Gross goodwill balance at December 26, 2015	$28.9	$74.7	$143.8	$3.6	$251.0
Effect of changes in exchange rates	0.4	1.2	(15.4)	0.1	(13.7)
Gross goodwill balance at December 31, 2016	29.3	75.9	128.4	3.7	237.3
Effect of changes in exchange rates	0.6	2.2	6.5	(0.1)	9.2
Gross goodwill balance at December 30, 2017	$29.9	$78.1	$134.9	$3.6	$246.5

(In millions)	Europe	Asia Pacific	North America	South America	Total
Cumulative impairments as of December 26, 2015	$24.5	$41.3	$38.9	$—	$104.7
Goodwill impairment	—	—	—	—	—
Cumulative impairments as of December 31, 2016	24.5	41.3	38.9	—	104.7
Goodwill impairment	—	—	62.9	—	62.9
Cumulative impairments as of December 30, 2017	$24.5	$41.3	$101.8	$—	$167.6
The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 30, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$21.1	$—	$21.1
Definite-lived tradename	73.1	31.7	41.4
Total intangible assets	$94.2	$31.7	$62.5

	December 31, 2016
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$20.6	$—	$20.6
Definite-lived tradename	70.0	23.3	46.7
Total intangible assets	$90.6	$23.3	$67.3

A summary of the identifiable intangible asset account activity is as follows:

	Year Ended
(In millions)	December 30, 2017	December 31, 2016
Beginning balance	$90.6	$101.8
Effect of changes in exchange rates	3.6	(11.2)
Ending balance	$94.2	$90.6

Note 7:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2017	2016
Fixed rate Senior Notes due 2021	$599.5	$599.4
Five year Revolving Credit Agreement	131.0	104.0
Belgium facility capital lease	7.5	8.4
Other	0.1	0.1
Total debt obligations	738.1	711.9
Less current portion	(133.0)	(105.9)
Long-term debt and capital lease obligations	$605.1	$606.0

(Dollars in millions)	2017	2016
Total short-term borrowings at year-end	$131.0	$104.0
Weighted average interest rate at year-end	1.9%	1.5%
Average short-term borrowings during the year	$322.3	$357.4
Weighted average interest rate for the year	2.3%	1.8%
Maximum short-term borrowings during the year	$389.2	$429.3
Senior Notes
On June 2, 2011, the Company completed the sale of $400 million in aggregate principal amount of 4.75% Senior Notes due June 1, 2021 under an indenture. The notes sold in June 2011 were sold at a discount.
On March 11, 2013, the Company issued and sold an additional $200 million in aggregate principal amount of these notes (both issuances together, the "Senior Notes") in a registered public offering. The notes sold in March 2013 were sold at a premium.
The Senior Notes were issued under an indenture (the “Indenture”) between the Company and its 100% subsidiary, Dart Industries Inc. (the “Guarantor”) and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain customary circumstances specified in the Indenture. These customary circumstances include:

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
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into certain sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 30, 2017, the Company was in compliance with all of its covenants.
Credit Agreement
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware International Holdings B.V. (the “Subsidiary Borrower”), entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated September 11, 2013, as amended by Amendment No. 1 dated June 2, 2014 (as so amended, the “Credit Agreement”). Under the Credit Agreement that has a final maturity date of June 9, 2020, the aggregate amount available is $600 million (the “Facility Amount”). The Credit Agreement provides (a) a revolving credit facility, available up to the Facility Amount, (b) a letter of credit facility, available up to $50 million of the Facility Amount, and (c) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions including the agreement of the lenders. As of December 30, 2017, the Company had total borrowings of $131.0 million outstanding under its Credit Agreement, with $96.1 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.
Loans made under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates. The Company generally selects the London Interbank Offered Rate ("LIBOR") for the applicable currency and interest period as the base for its interest rate. As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by a pricing schedule and is based upon the better for the Company of (a) the ratio (the "Consolidated Leverage Ratio") of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. As of December 30, 2017, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 1.92 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of December 30, 2017, and currently, the Company had considerable cushion under its financial covenants.

The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to the Credit Agreement as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
At December 30, 2017, the Company had $553.6 million of unused lines of credit, including $467.5 million under the committed, secured Credit Agreement, and $86.1 million available under various uncommitted lines around the world. Interest paid on total debt, including forward points on foreign currency contracts, in 2017, 2016 and 2015 was $47.6 million, $47.4 million and $47.8 million, respectively.
Contractual Maturities
Contractual maturities for debt obligations at December 30, 2017 are summarized by year as follows (in millions):

Year ending:	Amount
December 29, 2018	$133.0
December 28, 2019	1.7
December 26, 2020	1.4
December 25, 2021	600.9
December 31, 2022	1.1
Total	$738.1
Capital Leases
In 2007, the Company completed construction of a manufacturing facility in Belgium. Costs related to the new facility and equipment totaled $24.0 million and were financed through a sale lease-back transaction under two separate leases. The two leases are being accounted for as capital leases and have initial terms of 10 years and 15 years and interest rates of 5.1 percent. In 2010, the Company extended a lease on an additional building in Belgium that was previously accounted for as an operating lease. As a result of renegotiating the terms of the agreement, the lease is now classified as capital and had an initial value of $3.8 million with an initial term of 10 years and an interest rate of 2.9 percent.
Following is a summary of significant capital lease obligations at December 30, 2017 and December 31, 2016:

(In millions)	December 30, 2017	December 31, 2016
Gross payments	$8.3	$9.4
Less imputed interest	0.8	1.0
Total capital lease obligation	7.5	8.4
Less current maturity	1.9	1.8
Capital lease obligation - long-term portion	$5.6	$6.6

Note 8:	Derivative Financial Instruments
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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. In 2017, 2016 and 2015, forward points on fair value hedges resulted in pretax gains of $22.6 million, $15.7 million and $14.1 million, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one to fifteen months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in Non-trade amounts receivable or accrued liabilities, as applicable. The balance in accumulated other comprehensive loss, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a deferred gain of $1.6 million, $4.9 million and $4.3 million as of December 30, 2017, December 31, 2016 and December 26, 2015, respectively. In 2017, 2016 and 2015, the Company recorded in other comprehensive loss, net of tax, net (losses)/gains associated with cash flow hedges of $(3.3) million, $0.6 million and $(3.5) million, respectively, which represents the net change to accumulated other comprehensive income on the Company's balance sheet related to these type of hedges.
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $21.2 million and gains of $28.6 million and $54.6 million associated with these hedges in 2017, 2016 and 2015, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the years ended 2017, 2016 and 2015 was an inflow of $0.1 million and outflows of $2.7 million and $17.0 million, respectively. The cash flow impact of certain of these exposures is in turn partially offset by certain hedges of net equity.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of December 30, 2017 and December 31, 2016, the notional amounts of outstanding forward contracts to purchase currencies were $111.1 million and $116.7 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $112.1 million and $109.6 million, respectively. As of December 30, 2017, the notional values of the largest positions outstanding were to purchase U.S. dollars $68.9 million and euro $23.7 million and to sell Mexican pesos $36.6 million.

The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of December 30, 2017 and December 31, 2016. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	2017	2016	Balance sheet location	2017	2016
Foreign exchange contracts	Non-trade amounts receivable	$32.2	$41.1	Accrued liabilities	$29.6	$31.7
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the years ended December 30, 2017, December 31, 2016 and December 26, 2015:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2017	2016	2015		2017	2016	2015
Foreign exchange contracts	Other expense	$17.2	$(41.8)	$(83.6)	Other expense	($17.1)	$42.1	$83.8
The following table summarizes the impact of Company's hedging activities on comprehensive income for the years ended December 30, 2017, December 31, 2016 and December 26, 2015:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amounts excluded from effectiveness testing)
Cash flow hedging relationships	2017	2016	2015		2017	2016	2015		2017	2016	2015
Foreign exchange contracts	$(2.7)	$6.7	$14.5	Cost of products sold	$1.4	$5.7	$19.2	Interest expense	$(4.8)	$(5.6)	$(7.7)
Net equity hedging relationships
Foreign exchange contracts	(21.6)	41.0	74.2					Interest expense	(26.0)	(20.8)	(16.8)
Euro denominated debt	(11.5)	3.7	11.1
The Company's theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain was $2.6 million, $9.4 million and $6.9 million at December 30, 2017, December 31, 2016 and December 26, 2015, respectively, and were recorded either in Non-trade amounts receivable or accrued liabilities, depending upon the net position of the individual contracts. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

Note 9:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 30, 2017 and December 31, 2016. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $631.6 million at December 30, 2017, compared with the carrying value of $599.5 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 8 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 10:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
December 27, 2014	$(368.3)	$7.8	$(48.2)	$(408.7)
Other comprehensive income (loss) before reclassifications	(122.3)	11.3	8.9	(102.1)
Amounts reclassified from accumulated other comprehensive loss	—	(14.8)	3.6	(11.2)
Net other comprehensive income (loss)	(122.3)	(3.5)	12.5	(113.3)
December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive income (loss) before reclassifications	(53.7)	4.9	(0.9)	(49.7)
Amounts reclassified from accumulated other comprehensive loss	—	(4.3)	4.5	0.2
Net other comprehensive income (loss)	(53.7)	0.6	3.6	(49.5)
December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	42.4	(2.5)	1.8	41.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.8)	1.2	0.4
Net other comprehensive income (loss)	42.4	(3.3)	3.0	42.1
December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $1.4 million, $5.7 million and $19.2 million in 2017, 2016 and 2015, respectively. Associated with these items were tax provisions of $0.6 million, $1.4 million and $4.4 million in 2017, 2016 and 2015, respectively. See Note 8 for further discussion of derivatives.
In 2017, 2016 and 2015, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $1.3 million, $1.2 million and $1.3 million, respectively, and pension settlement costs of $1.0 million, $3.9 million and $1.6 million, respectively, and actuarial losses of $2.0 million, $2.6 million and $4.5 million, respectively. Associated with these items were tax benefits of $0.5 million, $0.8 million and $1.2 million, respectively. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 11:	Statements of Cash Flows Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes in certain jurisdictions. In 2017, 2016 and 2015, 40,777, 30,703 and 22,344 shares, respectively, were retained to fund withholding taxes, with values totaling $2.5 million, $1.7 million and $1.5 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.

Note 12:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2017	2016	2015
Domestic	$(76.2)	$(44.8)	$(67.5)
Foreign	261.3	346.1	327.4
Total	$185.1	$301.3	$259.9
The domestic and foreign components of income (loss) before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.
The provision (benefit) for income taxes was as follows:

(In millions)	2017	2016	2015
Current:
Federal	$25.6	$(23.8)	$(22.8)
Foreign	136.9	114.1	92.6
State	2.1	1.4	(0.8)
	164.6	91.7	69.0
Deferred:
Federal	312.9	(14.7)	(13.8)
Foreign	(25.6)	0.2	18.2
State	(1.4)	0.5	0.7
	285.9	(14.0)	5.1
Total	$450.5	$77.7	$74.1
The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2017	2016	2015
Amount computed using statutory rate	$64.8	$105.5	$91.0
Increase (reduction) in taxes resulting from:
Net impact from repatriating foreign earnings and direct foreign tax credits	(5.8)	(16.3)	(7.9)
Foreign income taxes	14.3	(7.5)	(4.6)
Impact of non-deductible currency translation losses	—	—	3.1
Impact of changes in U.S. tax legislation	375.0	(2.7)	—
Other changes in valuation allowances for deferred tax assets	5.3	(0.1)	(0.4)
Foreign and domestic tax audit settlement and adjustments	(2.5)	—	(2.4)
Other	(0.6)	(1.2)	(4.7)
Total	$450.5	$77.7	$74.1
The effective tax rates in 2016 and 2015 are below the U.S. statutory rate, primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates.
The Tax Act referred to in the Summary of Significant Accounting Policies - Income Taxes significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate rate to 21 percent and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.

Implementation of the Tax Act resulted in recording $264 million in expense for the revaluation of the Company’s net domestic deferred tax assets and a one-time provisional transition tax charge of approximately $96 million for the repatriation tax provision of the Tax Act. Reversal of various net tax benefits recorded under previous tax law changed by the Tax Act totaled $15 million. In reaching these estimates, the Company took into account all available guidance and notices issued by the U.S. Department of the Treasury. The amounts are to be considered provisional and are subject to change given the complexity of the underlying calculations and uncertainty as to how some provisions of the Tax Act are to be applied. The Company will update and conclude its accounting as additional information is obtained, which in many cases is contingent on the timing of issuance of regulatory guidance.
The Company continues to analyze the impact of provisions that will be effective in future years. Relevant to the 2017 Consolidated Financial Statements is the Company’s selection of an accounting policy with respect to the new minimum tax on global intangible low-taxed income (“GILTI”), and whether to account for GILTI as a periodic charge in the period it arises, or to record deferred taxes associated with the basis in the Company’s foreign subsidiaries. Due to the intricacy of this topic, the Company is still in the process of investigating the implications of accounting for the GILTI tax, and intends to make an accounting policy decision once additional guidance is available.
Deferred tax assets (liabilities) were composed of the following:

(In millions)	2017	2016
Purchased intangibles	$(20.3)	$(21.7)
Other	(6.5)	(14.1)
Gross deferred tax liabilities	(26.8)	(35.8)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	295.9	301.2
Employee benefits accruals	51.0	63.1
Deferred costs	48.0	92.2
Fixed assets basis differences	17.8	22.4
Capitalized intangibles	21.4	34.2
Other accruals	33.5	32.1
Accounts receivable	10.7	11.3
Post-retirement benefits	4.5	7.1
Depreciation	11.2	13.4
Inventory	5.3	6.4
Gross deferred tax assets	499.3	583.4
Valuation allowances	(235.5)	(24.8)
Net deferred tax assets	$237.0	$522.8
At December 30, 2017, the Company had domestic federal and state net operating loss carryforward of $14.2 million, separate state net operating loss carry forwards of $9.0 million, and a valuation allowance of $5.2 million. The Company had foreign net operating loss carry forwards of $300.1 million, resulting in a deferred tax asset of $86.9 million and a valuation allowance of $37.5 million. Of the total foreign and domestic net operating loss carry forwards, $217.1 million expire at various dates from 2019 to 2036, while the remainder have unlimited lives. This balance included net deferred tax assets of $3.0 million for federal net operating losses, which will expire in the years 2025 through 2035 if not utilized, $29.7 million of foreign net operating losses which will expire in 2026 if not utilized. During 2017, the Company realized net cash benefits of $6.3 million related to foreign net operating loss carry forwards. At December 30, 2017 and December 31, 2016, the Company had estimated gross foreign tax credit carry forwards of $199.2 million and $215.0 million, respectively and a valuation allowance of $188.8 million at December 30, 2017 and no valuation allowance prior to the tax reform. The increase in valuation allowance was primarily from the estimated impact of the limitation of usage of foreign tax credit carryforwards under the Tax Act. The valuation allowance assessment is based in part upon expected future domestic results under the Tax Act, and available foreign source income, including rents and royalties available for credit usage under the Tax Act, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters.

The Company paid income taxes in 2017, 2016 and 2015 of $123.3 million, $118.7 million and $113.7 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $0.7 million, $1.3 million and $2.6 million in 2017, 2016 and 2015, respectively.
As of December 30, 2017 and December 31, 2016, the Company's accrual for uncertain tax positions was $19.8 million and $20.7 million, respectively. The Company estimates that approximately $19.2 million of that amount, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of accrual for uncertain tax positions is as follows:

(In millions)	2017	2016	2015
Balance, beginning of year	$20.7	$21.8	$22.5
Additions based on tax positions related to the current year	3.6	2.7	3.3
Additions for tax positions of prior year	2.2	1.2	3.4
Reduction for tax positions of prior years	(3.0)	(1.2)	(1.6)
Settlements	(1.2)	—	(1.1)
Reductions for lapse in statute of limitations	(3.7)	(3.1)	(3.2)
Impact of foreign currency rate changes versus the U.S. dollar	1.2	(0.7)	(1.5)
Balance, end of year	$19.8	$20.7	$21.8
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.3 million and $7.1 million as of December 30, 2017 and December 31, 2016, respectively. Interest and penalties included in the provision for income taxes totaled $0.2 million and $1.1 million for 2017 and 2016, respectively and no significant interest and penalties included in the provision for income taxes for 2015.
During the year ended December 30, 2017, the accrual for uncertain tax positions decreased by $3.7 million primarily due to the expiration of the statute of limitations in various jurisdictions and decreased by another $1.2 million as a result of the Company agreeing to tax settlements in various foreign tax jurisdictions. During the year, increases in uncertain positions being taken during the year in various foreign tax jurisdictions were partially offset by the impact of changes in foreign exchange rates.
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
The Company operates globally and files income tax returns in the United States with federal and various state agencies, and in foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. tax for years before 2003, Australia (2012), Brazil (2005), China (2005), France (2012), Germany (2011), Greece (2011), India (2002), Indonesia (2010), Italy (2015), Malaysia (2010), Mexico (2005), and South Africa (2013), with limited exceptions.

The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $0.8 million. For the remaining balance as of December 30, 2017, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
As of December 30, 2017, the Company had foreign undistributed earnings of $1.7 billion where it is the Company's intent that the earnings be reinvested indefinitely. The Company is in the process of evaluating the impact of the Tax Act on its indefinite reinvestment assertion, including the impact of foreign withholding taxes and it expects to complete its evaluation in the one-year period provided by SAB 118. With respect to accumulated earnings of foreign subsidiaries, no additional U.S. federal and state income taxes or foreign withholding taxes have been provided as all accumulated earnings of foreign subsidiaries are deemed to have been remitted as part of the one-time mandatory repatriation transition tax charge recorded in 2017, although the amount recorded is subject to adjustment if estimates change. In the event that in certain foreign jurisdictions earnings that are currently considered indefinitely invested would no longer be classified as such, expense would be recorded at that time for withholding taxes that would be due in the foreign jurisdictions when those earnings are repatriated.

Note 13:	Retirement Benefit Plans
The Company has various defined benefit pension plans covering substantially all domestic employees employed as of June 30, 2005 and certain employees in other countries. In addition to providing pension benefits, the Company provides certain post-retirement healthcare and life insurance benefits for selected U.S. and Canadian employees. Employees may become eligible for these benefits if they reach normal retirement age while working for the Company or satisfy certain age and years of service requirements. The medical plans are contributory for most retirees with contributions adjusted annually, and contain other cost-sharing features, such as deductibles and coinsurance. The medical plans include an allowance for Medicare for post-65 age retirees. Most employees and retirees outside the United States are covered by government healthcare programs.

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Post-retirement benefits		Pension benefits
(In millions)	2017	2016	2017	2016	2017	2016
Change in benefit obligations:
Beginning balance	$49.8	$59.2	$17.0	$18.3	$179.6	$183.3
Service cost	—	0.3	0.1	0.1	10.4	11.3
Interest cost	1.7	2.2	0.7	0.7	3.8	4.5
Actuarial (gain) loss	1.3	(2.9)	(1.1)	(0.2)	(2.2)	7.3
Benefits paid	(2.1)	(0.9)	(1.5)	(1.9)	(7.9)	(7.8)
Impact of exchange rates	—	—	—	—	14.1	(11.0)
Plan participant contributions	—	—	—	—	0.6	0.8
Settlements/Curtailments	—	(8.1)	—	—	(3.5)	(8.8)
Ending balance	$50.7	$49.8	$15.2	$17.0	$194.9	$179.6
Change in plan assets at fair value:
Beginning balance	$27.0	$33.9	$—	$—	$76.9	$78.2
Actual return on plan assets	4.4	2.8	—	—	5.0	2.2
Company contributions	—	—	1.5	1.9	10.8	14.2
Plan participant contributions	—	—	—	—	0.8	0.8
Benefits and expenses paid	(2.4)	(1.6)	(1.5)	(1.9)	(8.3)	(7.8)
Impact of exchange rates	—	—	—	—	5.7	(1.9)
Settlements	—	(8.1)	—	—	(3.2)	(8.8)
Ending balance	$29.0	$27.0	$—	$—	$87.7	$76.9
Funded status of plans	$(21.7)	$(22.8)	$(15.2)	$(17.0)	$(107.2)	$(102.7)
Amounts recognized in the balance sheet consisted of:

(In millions)	December 30, 2017	December 31, 2016
Accrued benefit liability	$(144.1)	$(142.5)
Accumulated other comprehensive loss (pretax)	40.1	44.4
Items not yet recognized as a component of pension expense as of December 30, 2017 and December 31, 2016 consisted of:

	2017		2016
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$2.4	$—	$2.2	$—
Prior service cost (benefit)	1.2	(6.0)	1.1	(7.3)
Net actuarial loss (gain)	42.7	(0.2)	47.4	1.0
Accumulated other comprehensive loss(income) pretax	$46.3	$(6.2)	$50.7	$(6.3)

Components of other comprehensive loss (income) for the years ended December 30, 2017 and December 31, 2016 consisted of the following:

	2017		2016
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Net prior service cost	$—	$1.3	$—	$1.3
Net actuarial (gain)	(8.5)	(1.2)	(12.3)	(0.2)
Impact of exchange rates	4.1	—	8.0	—
Other comprehensive (income) loss	$(4.4)	$0.1	$(4.3)	$1.1
In 2018, the Company expects to recognize a prior service benefit of $1.4 million and a net actuarial loss of $0.3 million as components of pension and post-retirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 30, 2017 and December 31, 2016 was $220.9 million and $205.7 million, respectively. At December 30, 2017 and December 31, 2016, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $190.6 million and $196.9 million, and the fair value of their assets was $84.7 million and $93.7 million as of December 30, 2017 and December 31, 2016, respectively. At December 30, 2017 and December 31, 2016, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.
The costs associated with all of the Company's plans were as follows:

	Pension benefits			Post-retirement benefits
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost and expenses	$10.4	$11.8	$10.8	$0.1	$0.1	$0.1
Interest cost	5.6	6.7	6.9	0.7	0.7	0.7
Return on plan assets	(4.4)	(5.3)	(5.3)	—	—	—
Settlement/Curtailment	1.0	3.9	1.7	—	—	—
Employee contributions	(0.2)	(0.2)	(0.2)	—	—	—
Net deferral	2.0	2.7	4.5	(1.3)	(1.3)	(1.3)
Net periodic benefit cost (income)	$14.4	$19.6	$18.4	$(0.5)	$(0.5)	$(0.5)
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	3.8%	3.9%	3.6%	4.0%	4.0%	3.8%
Discount rate, benefit obligations	3.3	3.7	3.9	3.5	4.0	4.0
Return on plan assets	7.3	8.3	8.3	n/a	n/a	n/a
Salary growth rate, net periodic benefit cost	—	—	3.0	n/a	n/a	n/a
Salary growth rate, benefit obligations	—	—	—	n/a	n/a	n/a
Foreign plans
Discount rate	2.2%	2.3%	2.4%	n/a	n/a	n/a
Return on plan assets	3.1	3.2	3.4	n/a	n/a	n/a
Salary growth rate	2.7	2.9	3.1	n/a	n/a	n/a
____________________
n/a    Not applicable

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2017 was 7.3 percent and 3.1 percent, respectively, and 8.3 percent and 3.2 percent for 2016, respectively.
The Company determines the discount rate primarily by reference to rates on high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rates used to determine the benefit obligation for its U.S. and foreign plans for 2017 was 3.3 percent and 2.2 percent, respectively, and 3.7 percent and 2.3 percent for 2016, respectively.
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
The Company's weighted average asset allocations at December 30, 2017 and December 31, 2016, by asset category, were as follows:

	2017		2016
Asset category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	63%	26%	62%	27%
Fixed income securities	37	16	38	16
Cash and money market investments	—	7	—	6
Guaranteed contracts	—	49	—	50
Other	—	2	—	1
Total	100%	100%	100%	100%

The fair value of the Company's pension plan assets at December 30, 2017 by asset category was as follows:

Description of assets (in millions)		December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$28.9	$—	$28.9	$—
Foreign plans:
Australia	Investment fund (b)	2.5	—	2.5	—
Switzerland	Guaranteed insurance contract (c)	32.8	—	—	32.8
Germany	Guaranteed insurance contract (c)	5.6	—	—	5.6
Belgium	Mutual fund (d)	25.2	25.2	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Korea	Guaranteed insurance contract (c)	4.1	—	—	4.1
Japan	Common/collective trust (e)	12.8	—	12.8	—
Philippines	Fixed income securities (f)	1.8	1.8	—	—
	Equity fund (f)	2.6	2.6	—	—
Total		$116.7	$29.6	$44.2	$42.9
The fair value of the Company's pension plan assets at December 31, 2016 by asset category was as follows:

Description of assets (in millions)		December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$27.0	$—	$27.0	$—
Foreign plans:
Australia	Investment fund (b)	2.6	—	2.6	—
Switzerland	Guaranteed insurance contract (c)	28.5	—	—	28.5
Germany	Guaranteed insurance contract (c)	5.0	—	—	5.0
Belgium	Mutual funds (d)	21.8	21.8	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Korea	Guaranteed insurance contract (c)	4.0	—	—	4.0
Japan	Common/collective trust (e)	10.9	—	10.9	—
Philippines	Fixed income securities (f)	1.4	1.4	—	—
	Equity fund (f)	2.3	2.3	—	—
Total		$103.9	$25.5	$40.5	$37.9
~~____________________~~

(a)
The investment strategy of the U.S. pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. As of the years ended December 30, 2017 and December 31, 2016, the common trusts held 63 percent and 62 percent of its assets in equity securities and 37 percent and 38 percent in fixed income securities, respectively. The percentage of funds invested in equity securities at the end of 2017 and 2016, included: 10 percent in international stocks, 32 percent in large U.S. stocks in each year and 21 percent and 20 percent in small U.S. stocks, respectively. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
For 2017 and 2016, the strategy of this fund is to achieve a long-term net return of at least 3.5 percent and 4 percent above inflation based on the Australian consumer price index over a rolling five-year period, respectively. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 30, 2017 and December 31, 2016, the percentage of funds held in investments included: Australian equities of 16 percent and 31 percent, other equities of listed companies outside of Australia of 44 percent and 41 percent, government and corporate bonds of 17 percent and 12 percent and cash of 14 percent and 7 percent, respectively and real estate of 9 percent in each year.

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

(d)
The strategy of the Belgian plan in each period presented is to seek to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62 percent in equity securities and 38 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 30, 2017 and December 31, 2016, the percentage of funds held in various asset classes included: large-cap equities of European companies of 27 percent, small-cap equities of European companies of 17 percent, and money market fund of 17 percent in each year, bonds, primarily from European and U.S. governments, of 31 percent and 32 percent, and equities outside of Europe, mainly in the U.S. and emerging markets, 8 percent and 7 percent, respectively.

(e)
The Company's strategy is to invest approximately 47 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 53 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 40 percent equities in Japanese listed securities, 7 percent in equities outside of Japan, 3 percent in cash and other short-term investments and 50 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100 percent of total funded assets as of December 30, 2017 and December 31, 2016. As of the end of December 30, 2017 and December 31, 2016, the allocation of funds within the common collective trust included: 36 percent and 40 percent in Japanese equities, 53 percent and 50 percent in Japanese bonds, and 4 percent and 3 percent in cash and other short term investments, respectively and 7 percent in equities of companies based outside of Japan in each year. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
(In millions)	December 30, 2017	December 31, 2016
Beginning balance	$37.9	$38.7
Realized gains	1.1	0.9
Purchases, sales and settlements, net	1.7	(0.4)
Impact of exchange rates	2.2	(1.3)
Ending balance	$42.9	$37.9

The Company expects to contribute $11.0 million to its U.S. and foreign pension plans and $1.5 million to its other U.S. post-retirement benefit plan in 2018.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $6.5 million, $6.1 million and $7.4 million for 2017, 2016 and 2015, respectively.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's U.S. and foreign plans (in millions):

Years	Pension benefits	Post-retirement benefits	Total
2018	$13.4	$1.5	$14.9
2019	27.0	1.4	28.4
2020	12.8	1.3	14.1
2021	13.3	1.3	14.6
2022	16.2	1.2	17.4
2023-2027	72.0	4.9	76.9

Note 14:	Incentive Compensation Plans
On May 24, 2016, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2016 Incentive Plan (the “2016 Incentive Plan”). The 2016 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2016 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 3,500,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2010 Incentive Plan, the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under the plans adopted before 2016. The total number of shares available for grant under the 2016 Incentive Plan as of December 30, 2017 was 2,979,087.
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

	2017	2016	2015
Dividend yield	4.4%	4.7%	4.3%
Expected volatility	29%	30%	36%
Risk-free interest rate	2.2%	2.1%	2.1%
Expected life	7 years	7 years	7 years

Stock option activity for 2017, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	2,722,965	$57.78
Granted	640,242	58.21
Expired/Forfeited	(47,111)	66.95
Exercised	(270,780)	43.88
Outstanding at December 30, 2017	3,045,316	$58.96	$16.1
Exercisable at December 30, 2017	1,802,768	$59.55	$10.4
The intrinsic value of options exercised during 2017, 2016 and 2015 totaled $6.2 million, $1.2 million and $20.8 million, respectively. The average remaining contractual life on outstanding and exercisable options was 7.1 and 5.6, respectively, at the end of 2017. The weighted average estimated grant date fair value of 2017, 2016 and 2015 option grants was $10.48, $10.67 and $13.13 per share, respectively.
Performance Awards, Restricted Stock and Restricted Stock Units
The Company also grants restricted stock, restricted stock units, performance-vested awards and market-vested awards to employees and directors, which typically have initial vesting periods ranging from one to three years.
The incentive program for the performance and market-vested awards are based upon a target number of share units, although the actual number of performance and market-vested shares ultimately earned can vary from zero to 150 percent of target depending on the Company's achievement under the performance criteria of the grants. The payouts, if earned, are settled in Tupperware common stock after the end of the three year performance period.
The Company's performance-vested awards provide incentive opportunity based on the overall success of the Company over a three year performance period, as reflected through a measure of diluted earnings per share.
The Company's market-vested awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary Index and the Company's Compensation Peer Group (collectively, the "Comparative Group") over a three year performance period. The fair value per share of rTSR grants in 2017, 2016 and 2015 was $61.29, $49.55 and $64.21, respectively. The fair value was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.
In 2017, as a result of the Company's performance, the estimated number of shares expected to vest increased by 27,380 shares for the three performance share plans running during 2017.

Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2017 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date per share fair value
Outstanding at December 31, 2016	602,940	$61.28
Time-vested shares granted	153,581	60.12
Market-vested shares granted	25,170	61.29
Performance shares granted	76,615	60.39
Performance share adjustments	27,380	58.35
Vested	(207,650)	67.60
Forfeited	(42,529)	62.98
Outstanding at December 30, 2017	635,507	$58.59
The vesting date fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2017, 2016 and 2015 was $12.8 million, $12.4 million and $20.9 million, respectively. The weighted average grant-date fair value per share of these types of awards in 2017, 2016 and 2015 was $60.32, $55.39 and $61.89, respectively.
For awards that are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares outstanding and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 17,525, 18,174 and 27,582 shares as of the end of 2017, 2016 and 2015, respectively. These outstanding cash settled awards had a fair value of $1.1 million, $1.0 million and $1.5 million as of the end of 2017, 2016 and 2015, respectively.
Compensation expense associated with all stock-based compensation was $22.6 million in 2017 and $20.0 million in 2016 and 2015. The estimated tax benefit associated with this compensation expense was $8.1 million in 2017 and$7.2 million and 2016 and 2015. As of December 30, 2017, total unrecognized stock-based compensation expense related to all stock-based awards was $27.0 million, which is expected to be recognized over a weighted average period of 24 months.
Expense related to earned cash performance awards of $11.0 million, $18.7 million and $21.5 million was included in the Consolidated Statements of Income for 2017, 2016 and 2015, respectively.
The Company's Board of Directors has authorized up to $2 billion of open market share repurchases under a program that began in 2007 and expires on February 1, 2020. There were no share repurchases under this program in 2017, 2016 and 2015. Since inception of the program, the Company has repurchased 21.3 million shares at an aggregate cost of $1.29 billion.

Note 15:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon consistency of economic substance, geography, products, production process, class of customers and distribution method.
Effective in the fourth quarter of 2017, in connection with the closure of its Beauticontrol business, the Company changed its segment reporting. The change was to combine its previous Beauty North America and Tupperware North America segments into one North America segment. Comparable information from all historical periods presented has been revised to conform with the new presentation.
The Company's reportable segments primarily sell design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe also includes Avroy Shlain® in South Africa and Nutrimetics® in France, which sell beauty and personal care products. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare®, Nutrimetics® and Fuller® brands. North America also includes the Fuller Mexico beauty and personal care products business and sells products under the Fuller Cosmetics® brand in that unit and in Central America. South America also sells beauty products under the Fuller®, Nutrimetics® and Nuvo® brands.

Worldwide sales of beauty and personal care products totaled $331.7 million, $368.5 million and $428.8 million in 2017, 2016 and 2015, respectively.

(In millions)	2017	2016	2015
Net sales:
Europe	$550.4	$559.4	$612.9
Asia Pacific	734.8	748.6	771.0
North America	541.5	548.3	593.7
South America	429.1	356.8	306.2
Total net sales	$2,255.8	$2,213.1	$2,283.8
Segment profit:
Europe	$54.5	$65.3	$92.4
Asia Pacific	189.3	181.0	175.9
North America	69.7	66.1	69.7
South America	98.7	82.2	46.5
Total segment profit	$412.2	$394.6	$384.5
Unallocated expenses	(64.1)	(67.6)	(72.8)
Re-engineering and impairment charges (a)	(66.0)	(7.6)	(20.3)
Impairment of goodwill and intangibles (b)	(62.9)	—	—
Gains on disposal of assets (c)	9.1	27.3	13.7
Interest expense, net	(43.2)	(45.4)	(45.2)
Income before taxes	$185.1	$301.3	$259.9

(In millions)	2017	2016	2015
Depreciation and amortization:
Europe	$16.7	$15.9	$17.3
Asia Pacific	14.9	14.5	14.9
North America	12.3	18.7	21.3
South America	5.9	3.3	4.1
Corporate	10.7	5.1	4.8
Total depreciation and amortization	$60.5	$57.5	$62.4
Capital expenditures:
Europe	$18.7	$15.6	$18.2
Asia Pacific	10.7	12.0	12.3
North America	15.9	11.9	12.6
South America	12.1	12.4	8.9
Corporate	14.9	9.7	9.1
Total capital expenditures	$72.3	$61.6	$61.1
Identifiable assets:
Europe	$308.5	$257.2	$276.5
Asia Pacific	297.2	278.6	290.2
North America	266.3	333.7	375.2
South America	138.6	124.6	96.9
Corporate	377.4	593.7	559.4
Total identifiable assets	$1,388.0	$1,587.8	$1,973.4
____________________

(a)	See Note 2 for discussion of re-engineering and impairment charges.

(b)	See Note 6 for discussion of goodwill impairment charges.

(c)	Gains on disposal of assets in 2017, 2016 and 2015 include $8.8 million, 26.5 million and 12.9 million from transactions related to land near the Orlando, FL headquarters.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment profit eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. In 2017, 2016 and 2015 sales of Tupperware® and beauty products to customers in Mexico were $279.7 million, $282.4 million and $338.9 million, respectively, while sales in Brazil were $316.3 million, $260.4 million and $201.1 million, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware® and beauty products to customers in the United States were $191.8 million, $204.2 million and $209.4 million in 2017, 2016 and 2015, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.
Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2017, 2016 and 2015, long-lived assets in the United States were $91.6 million, $88.7 million and $86.6 million, respectively.
As of December 30, 2017 and December 31, 2016, the Company's net investment in international operations was $523.5 million and $482.1 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

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
Leases. Rental expense for operating leases totaled $34.9 million in 2017, $33.3 million in 2016 and $34.0 million in 2015. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 30, 2017 were: 2018-$35.1 million; 2019-$23.6 million; 2020-$13.9 million; 2021-$9.4 million; 2022-$6.3 million; and after 2022-$23.4 million. Leases included in the minimum rental commitments for 2018 and 2019 primarily relate to lease agreements for automobiles which generally have a lease term of two to three years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17:	Allowance for Long-Term Receivables
As of December 30, 2017, $17.3 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of December 30, 2017 was as follows:

(In millions)
Balance at December 31, 2016	$11.0
Write-offs	(0.9)
Provision (a)	4.8
Currency translation adjustment	1.6
Balance at December 30, 2017	$16.5
____________________
(a)    Provision includes $2.8 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 7 to the Consolidated Financial Statements.
Condensed consolidated financial information as of December 30, 2017 and December 31, 2016 and for the years ended December 30, 2017, December 31, 2016 and December 26, 2015 for the Company (the "Parent"), Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors’ classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.
Consolidating Statement of Income

	Year ended December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,263.3	$(7.5)	$2,255.8
Other revenue	—	132.2	30.7	(162.9)	—
Cost of products sold	—	30.6	875.3	(161.3)	744.6
Gross margin	—	101.6	1,418.7	(9.1)	1,511.2
Delivery, sales and administrative expense	20.8	83.9	1,066.7	(9.1)	1,162.3
Re-engineering and impairment charges	—	2.3	63.7	—	66.0
Impairment of goodwill and intangible assets	—	—	62.9	—	62.9
Gains on disposal of assets including insurance recoveries, net	—	—	9.1	—	9.1
Operating income (loss)	(20.8)	15.4	234.5	—	229.1
Interest income	20.4	1.9	39.6	(59.0)	2.9
Interest expense	37.4	59.6	8.1	(59.0)	46.1
Income from equity investments in subsidiaries	(231.8)	17.4	—	214.4	—
Other expense (income)	—	8.8	(8.0)	—	0.8
Income (loss) before income taxes	(269.6)	(33.7)	274.0	214.4	185.1
Provision for income taxes	(4.2)	198.9	255.8	—	450.5
Net income (loss)	$(265.4)	$(232.6)	$18.2	$214.4	$(265.4)
Comprehensive income (loss)	$(223.3)	$(182.6)	$65.7	$116.9	$(223.3)

Consolidating Statement of Income

	Year ended December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,219.1	$(6.0)	$2,213.1
Other revenue	—	126.9	29.3	(156.2)	—
Cost of products sold	—	29.4	838.9	(153.3)	715.0
Gross margin	—	97.5	1,409.5	(8.9)	1,498.1
Delivery, sales and administrative expense	19.1	78.1	1,082.5	(8.9)	1,170.8
Re-engineering and impairment charges	—	1.2	6.4	—	7.6
Gains on disposal of assets including insurance recoveries, net	—	—	27.3	—	27.3
Operating income (loss)	(19.1)	18.2	347.9	—	347.0
Interest income	20.9	1.8	27.1	(46.4)	3.4
Interest expense	34.9	51.5	8.8	(46.4)	48.8
Income from equity investments in subsidiaries	242.3	240.9	—	(483.2)	—
Other expense	0.1	(33.6)	33.8	—	0.3
Income before income taxes	209.1	243.0	332.4	(483.2)	301.3
Provision (benefit) for income taxes	(14.5)	5.1	87.1	—	77.7
Net income (loss)	$223.6	$237.9	$245.3	$(483.2)	$223.6
Comprehensive income (loss)	$174.1	$188.0	$163.8	$(351.8)	$174.1
Consolidating Statement of Income

	Year ended December 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,288.6	$(4.8)	$2,283.8
Other revenue	—	123.9	31.6	(155.5)	—
Cost of products sold	—	31.6	864.0	(151.2)	744.4
Gross margin	—	92.3	1,456.2	(9.1)	1,539.4
Delivery, sales and administrative expense	20.6	78.6	1,127.5	(9.1)	1,217.6
Re-engineering and impairment charges	—	—	20.3	—	20.3
Gains on disposal of assets including insurance recoveries, net	—	—	13.7	—	13.7
Operating income (loss)	(20.6)	13.7	322.1	—	315.2
Interest income	19.6	22.5	7.4	(47.1)	2.4
Interest expense	36.4	37.7	20.6	(47.1)	47.6
Income from equity investments in subsidiaries	208.1	203.6	—	(411.7)	—
Other expense	—	0.6	9.5	—	10.1
Income before income taxes	170.7	201.5	299.4	(411.7)	259.9
Provision (benefit) for income taxes	(15.1)	(4.0)	93.2	—	74.1
Net income (loss)	$185.8	$205.5	$206.2	$(411.7)	$185.8
Comprehensive income (loss)	$72.5	$84.0	$104.0	$(188.0)	$72.5

Condensed Consolidating Balance Sheet

	December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$144.0	$—	$144.1
Accounts receivable, net	—	—	144.4	—	144.4
Inventories	—	—	262.2	—	262.2
Non-trade amounts receivable, net	—	179.2	79.4	(200.0)	58.6
Intercompany receivables	300.8	1,101.9	255.4	(1,658.1)	—
Prepaid expenses and other current assets	1.1	2.1	82.2	(64.2)	21.2
Total current assets	301.9	1,283.3	967.6	(1,922.3)	630.5
Deferred income tax benefits, net	33.4	72.6	172.0	—	278.0
Property, plant and equipment, net	—	54.9	223.3	—	278.2
Long-term receivables, net	—	0.2	19.1	—	19.3
Trademarks and tradenames, net	—	—	62.5	—	62.5
Goodwill	—	2.9	76.0	—	78.9
Investments in subsidiaries	1,174.9	1,371.0	—	(2,545.9)	—
Intercompany notes receivable	498.4	100.0	968.9	(1,567.3)	—
Other assets, net	0.6	0.7	69.8	(30.5)	40.6
Total assets	$2,009.2	$2,885.6	$2,559.2	$(6,066.0)	$1,388.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$3.1	$121.3	$—	$124.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	131.1	—	1.9	—	133.0
Intercompany payables	1,013.4	436.1	208.6	(1,658.1)	—
Accrued liabilities	287.0	80.4	298.2	(264.2)	401.4
Total current liabilities	1,431.5	519.6	630.0	(1,922.3)	658.8
Long-term debt and capital lease obligations	599.5	—	5.6	—	605.1
Intercompany notes payable	88.5	1,172.0	306.8	(1,567.3)	—
Other liabilities	9.1	75.6	189.3	(30.5)	243.5
Shareholders' equity (deficit)	(119.4)	1,118.4	1,427.5	(2,545.9)	(119.4)
Total liabilities and shareholders' equity	$2,009.2	$2,885.6	$2,559.2	$(6,066.0)	$1,388.0

Condensed Consolidating Balance Sheet

	December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.5	$92.7	$—	$93.2
Accounts receivable, net	—	—	125.3	—	125.3
Inventories	—	—	240.4	—	240.4
Non-trade amounts receivable, net	—	50.5	85.1	(70.7)	64.9
Intercompany receivables	11.9	935.8	270.3	(1,218.0)	—
Prepaid expenses and other current assets	1.1	5.4	100.9	(85.9)	21.5
Total current assets	13.0	992.2	914.7	(1,374.6)	545.3
Deferred income tax benefits, net	142.7	193.2	203.8	—	539.7
Property, plant and equipment, net	—	50.4	209.4	—	259.8
Long-term receivables, net	—	0.1	13.1	—	13.2
Trademarks and tradenames, net	—	—	67.3	—	67.3
Goodwill	—	2.9	129.7	—	132.6
Investment in subsidiaries	1,356.7	1,321.3	—	(2,678.0)	—
Intercompany notes receivable	479.4	95.6	725.6	(1,300.6)	—
Other assets, net	1.2	1.2	57.8	(30.3)	29.9
Total assets	$1,993.0	$2,656.9	$2,321.4	$(5,383.5)	$1,587.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.0	$112.7	$—	$117.7
Short-term borrowings and current portion of long-term debt and capital lease obligations	104.0	—	1.9	—	105.9
Intercompany payables	858.9	263.4	95.7	(1,218.0)	—
Accrued liabilities	130.9	102.8	246.9	(156.6)	324.0
Total current liabilities	1,093.8	371.2	457.2	(1,374.6)	547.6
Long-term debt and capital lease obligations	599.4	—	6.6	—	606.0
Intercompany notes payable	77.0	928.0	295.6	(1,300.6)	—
Other liabilities	10.0	56.8	184.9	(30.3)	221.4
Shareholders' equity	212.8	1,300.9	1,377.1	(2,678.0)	212.8
Total liabilities and shareholders' equity	$1,993.0	$2,656.9	$2,321.4	$(5,383.5)	$1,587.8

Condensed Consolidating Statement of Cash Flows

	Year ended December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(32.7)	$(40.1)	$310.7	$(20.9)	$217.0
Investing Activities:
Capital expenditures	—	(18.1)	(54.2)	—	(72.3)
Proceeds from disposal of property, plant and equipment	—	—	14.7	—	14.7
Net intercompany loans	(7.5)	(174.1)	(226.4)	408.0	—
Net cash provided by (used in) investing activities	(7.5)	(192.2)	(265.9)	408.0	(57.6)
Financing Activities:
Dividend payments to shareholders	(139.5)	—	—	—	(139.5)
Dividend payments to parent	—	—	(21.0)	21.0	—
Proceeds from exercise of stock options	11.8	—	—	—	11.8
Repurchase of common stock	(2.5)	—	—	—	(2.5)
Repayment of long-term debt and capital lease obligations	—	—	(2.0)	—	(2.0)
Net change in short-term debt	15.8	—	(0.2)	—	15.6
Net intercompany borrowings	154.6	231.9	21.6	(408.1)	—
Net cash provided by (used in) financing activities	40.2	231.9	(1.6)	(387.1)	(116.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	8.1	—	8.1
Net change in cash and cash equivalents	—	(0.4)	51.3	—	50.9
Cash and cash equivalents at beginning of year	—	0.5	92.7	—	93.2
Cash and cash equivalents at end of period	$—	$0.1	$144.0	$—	$144.1

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(29.9)	$(0.8)	$275.2	$(5.9)	$238.6
Investing Activities:
Capital expenditures	—	(16.0)	(45.6)	—	(61.6)
Proceeds from disposal of property, plant and equipment	—	—	35.9	—	35.9
Net intercompany loans	(18.9)	(186.4)	(194.5)	399.8	—
Net cash provided by (used in) investing activities	(18.9)	(202.4)	(204.2)	399.8	(25.7)
Financing Activities:
Dividend payments to shareholders	(138.8)	—	—	—	(138.8)
Dividend payments to parent	—	—	(21.2)	21.2	—
Net proceeds from issuance of senior notes	(0.2)	—	0.2	—	—
Proceeds from exercise of stock options	0.8	—	—	—	0.8
Repurchase of common stock	(1.7)	—	—	—	(1.7)
Repayment of long-term debt and capital lease obligations	—	—	(2.2)	—	(2.2)
Net change in short-term debt	17.5	(1.2)	(68.3)	—	(52.0)
Excess tax benefits from share-based payment arrangements	0.6	—	—	—	0.6
Net intercompany borrowings	170.6	204.9	39.6	(415.1)	—
Net cash provided by (used in) financing activities	48.8	203.7	(51.9)	(393.9)	(193.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.2)	—	(6.2)
Net change in cash and cash equivalents	—	0.5	12.9	—	13.4
Cash and cash equivalents at beginning of year	—	—	79.8	—	79.8
Cash and cash equivalents at end of period	$—	$0.5	$92.7	$—	$93.2

Condensed Consolidating Statement of Cash Flows

	Year ended December 26, 2015
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$438.9	$230.6	$66.4	$(510.2)	$225.7
Investing Activities:
Capital expenditures	—	(14.7)	(46.4)	—	(61.1)
Proceeds from disposal of property, plant and equipment	—	—	18.0	—	18.0
Net intercompany loans	(335.7)	296.3	492.0	(452.6)	—
Return of capital	—	105.5	—	(105.5)	—
Net cash provided by (used in) investing activities	(335.7)	387.1	463.6	(558.1)	(43.1)
Financing Activities:
Dividend payments to shareholders	(138.0)	—	—	—	(138.0)
Dividend payments to parent	—	(400.0)	(103.1)	503.1	—
Net proceeds from issuance of senior notes	0.1	—	(0.1)	—	—
Proceeds from exercise of stock options	16.1	—	—	—	16.1
Repurchase of common stock	(1.5)	—	—	—	(1.5)
Repayment of long-term debt and capital lease obligations	—	—	(2.6)	—	(2.6)
Net change in short-term debt	(9.5)	(2.3)	(24.6)	—	(36.4)
Debt issuance costs	(0.7)	—	—	—	(0.7)
Excess tax benefits from share-based payment arrangements	6.0	—	—	—	6.0
Net intercompany borrowings	24.3	(215.3)	(268.8)	459.8	—
Return of capital to parent	—	—	(105.5)	105.5	—
Net cash provided by (used in) financing activities	(103.2)	(617.6)	(504.7)	1,068.4	(157.1)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	(22.5)	(0.1)	(22.7)
Net change in cash and cash equivalents	—	—	2.8	—	2.8
Cash and cash equivalents at beginning of year	—	—	77.0	—	77.0
Cash and cash equivalents at end of period	$—	$—	$79.8	$—	$79.8

Note 19:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 30, 2017 and December 31, 2016.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 30, 2017
Net sales	$554.8	$572.9	$539.5	$588.6
Gross margin	377.1	390.3	356.8	387.0
Net income (loss)	47.4	(17.7)	31.4	(326.5)
Basic earnings (loss) per share	0.94	(0.35)	0.62	(6.41)
Diluted earnings (loss) per share	0.93	(0.35)	0.61	(6.41)
Dividends declared per share	0.68	0.68	0.68	0.68
Composite stock price range:
High	63.00	74.36	71.23	65.44
Low	53.17	61.44	56.45	56.30
Close	62.72	70.23	61.82	62.70
Year ended December 31, 2016
Net sales	$525.7	$564.7	$521.8	$600.9
Gross margin	359.7	380.8	353.4	404.2
Net income	43.4	52.4	48.8	79.0
Basic earnings per share	0.86	1.04	0.97	1.56
Diluted earnings per share	0.86	1.03	0.96	1.55
Dividends declared per share	0.68	0.68	0.68	0.68
Composite stock price range:
High	58.30	62.40	66.90	66.67
Low	42.60	52.64	50.43	52.32
Close	55.39	53.15	64.31	52.62
Certain items impacting quarterly comparability for 2017 and 2016 were as follows:

•
Pretax re-engineering and impairment costs of $2.3 million, $32.6 million, $9.0 million and $22.1 million were recorded in the first through fourth quarters of 2017, respectively. Pretax re-engineering and impairment costs of $1.1 million, $1.9 million, $2.4 million and $2.2 million were recorded in the first through fourth quarters of 2016, respectively. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

•	In the second quarter of 2017, the Company recorded a $62.9 million impairment charge related to goodwill of Fuller Mexico.

•
In Venezuela, in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared to when it was sold, as well as in the fourth quarter, a write-down of inventory due to its lower fair market value from the most recent devaluation, the Company recorded charges of $0.2 million, $1.5 million, $2.4 million and $3.3 million in the first, second, third and fourth quarters of 2017, respectively, and charges of $0.2 million, $3.6 million, $0.3 million and $0.2 million in the same quarters of 2016. See Note 1 of the Consolidated Financial Statements.

•
Pretax gains on disposal of assets, primarily related to transactions related to land near the Company's Orlando headquarters, were $0.1 million, $3.1 million, $4.1 million and $1.8 million in the first through fourth quarters of 2017, respectively. They were $0.1 million, $0.8 million, $24.2 million and $2.2 million in the same quarters of 2016, respectively.

•
The Company's fiscal year ends on the last Saturday of December, and as a result, the fourth quarter of 2016 contained 14 weeks, as compared with 13 weeks in the fourth quarter of 2017. The Company also ceased operations at Beauticontrol in the third quarter of 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tupperware Brands Corporation and its subsidiaries as of December 30, 2017 and December 31, 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flow for each of the three years in the period ended December 30, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 30, 2017 appearing on page 98 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Certified Public Accountants
Orlando, Florida
February 27, 2018

We have served as the Company’s auditor since 1995.

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
As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 30, 2017.
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company's internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in its report which is included herein.
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
Item 9B.Other Information.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2018 Annual Meeting of Shareholders to be held on May 9, 2018 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I, Item 1 of this Report under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 9, 2018 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 9, 2018 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during 2017, as set forth by Item 407(c)(3) of Regulation S-K.
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 9, 2018 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be held on May 9, 2018, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be held on May 9, 2018 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2018 Annual Meeting of Shareholders to be held on May 9, 2018, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2018 Annual Meeting of Shareholders to be held on May 9, 2018 is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2018 Annual Meeting of Shareholders to be held on May 9, 2018 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under part II, Item 8:
Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows - Years ended December 30, 2017, December 31, 2016 and December 26, 2015;
Consolidated Balance Sheets - December 30, 2017 and December 31, 2016;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Certified Public Accounting Firm.
(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 30, 2017.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (SEC or the Commission) are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
*3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).
*3.2	Amended and Restated By-laws of the Registrant as amended August 28, 2008 (Attached as Exhibit 3.2 to Form 8-K, filed with the Commission on August 28, 2008 and incorporated herein by reference).
*4	Indenture dated June 2, 2011 (Attached as Exhibit 4.1 to Form 8-K, filed with the Commission on June 7, 2011 and incorporated herein by reference).
*10.1	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.2	Directors' Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.3	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.4	2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016 and incorporated herein by reference).
*10.5	Amendment No. 1 to 2016 Incentive Plan (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 01, 2017 and incorporated herein by reference).
*10.6
Forms of stock option, restricted stock and restricted stock unit agreements utilized with the Registrant's officers and directors under certain stock-based incentive plans (Attached as Exhibit 10.6 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).

*10.7	2010 Incentive Plan Restricted Stock Agreement (Attached as Exhibit 4.4 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.8	2016 Incentive Plan Restricted Stock Unit Agreement (Attached as Exhibit 10.8 to Form 10-K, filed with the Commission on February 28, 2017 and incorporated herein by reference).
*10.9	2016 Incentive Plan Non-Qualified Stock Option Grant Agreement (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 28, 2017 and incorporated herein by reference).
*10.10	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 for Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.11	Form of Change of Control Employment Agreement, amended May 24, 2017 - filed with this document.
*10.12
Chief Executive Officer Severance Agreement between the Registrant and E.V. Goings amended and restated effective February 17, 2010 (Attached as Exhibit 10.8 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

Exhibit Number	Description
*10.13
Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

*10.14
Amendment to Supplemental Executive Retirement Plan, dated February 21, 2018 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 21, 2018 and incorporated herein by reference).

*10.15	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.16
Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation (now known as Hillshire Brands Co.) dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

*10.17
Credit Agreement, as amended through June 9, 2015 (Attached as Exhibit 10.1 to Form 10-Q and Exhibit 10.2 to Form 10-Q, filed with the Commission on August 5, 2014 and as Exhibit 10.1 to Form 8-K as filed with the Commission on June 12, 2015 and incorporated herein by reference).

21**	Subsidiaries of Tupperware Brands Corporation as of February 27, 2018.
23**	Consent of Independent Registered Certified Public Accounting Firm.
24**	Powers of Attorney.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.
101**
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

Item 16.	Form 10-K Summary.

None.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 30, 2017
(In millions)

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 30, 2017	$44.9	$16.8	$—	$(9.0)	/F1	$55.9
				3.2	/F2
Year ended December 31, 2016	45.2	11.1	—	(9.0)	/F1	44.9
				(2.4)	/F2
Year ended December 26, 2015	48.4	12.8	—	(8.0)	/F1	45.2
				(8.0)	/F2
Valuation allowance for deferred tax assets:
Year ended December 30, 2017	$24.8	$209.8	$—	$0.9	/F2	$235.5
Year ended December 31, 2016	23.1	—	—	1.8	/F2	24.8
				(0.1)	/F3
Year ended December 26, 2015	40.2	—	—	(7.1)	/F2	23.1
				(10.0)	/F3
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.

F3	Represents write-offs of net operating losses for which a valuation allowance was already recorded. See Note 12 to the consolidated financial statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION
(Registrant)

By:	/S/ E.V. GOINGS
E.V. Goings
Chairman and Chief Executive Officer
February 27, 2018

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
February 27, 2018