Form 10-Q
period 2018-03-31
TUPPERWARE BRANDS CORP
filed 2018-05-01
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of April 26, 2018, 51,117,397 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 31, 2018	April 1, 2017
Net sales	$542.6	$554.8
Cost of products sold	179.0	177.7
Gross margin	363.6	377.1

Delivery, sales and administrative expense	289.2	297.9
Re-engineering and impairment charges	7.6	2.3
Gains on disposal of assets	2.2	0.1
Operating income	69.0	77.0

Interest income	0.7	0.5
Interest expense	11.1	11.6
Other expense	0.2	1.7
Income before income taxes	58.4	64.2

Provision for income taxes	22.7	16.8
Net income	$35.7	$47.4

Earnings per share:
Basic	$0.70	$0.94
Diluted	0.70	0.93

Weighted-average shares outstanding:
Basic	51.1	50.7
Diluted	51.3	51.0

Dividends declared per common share	$0.68	$0.68

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 31, 2018	April 1, 2017
Net income	$35.7	$47.4
Other comprehensive income:
Foreign currency translation adjustments	10.1	42.4
Deferred loss on cash flow hedges, net of tax benefit of $0.3 and $1.4, respectively	(0.7)	(4.5)
Pension and other post-retirement costs, net of tax benefit of $0.6 and $0.7, respectively	(1.7)	(1.7)
Other comprehensive income	7.7	36.2
Total comprehensive income	$43.4	$83.6

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2018	December 30, 2017
ASSETS
Cash and cash equivalents	$157.8	$144.1
Accounts receivable, less allowances of $42.6 and $38.2, respectively	166.9	144.4
Inventories	286.7	262.2
Non-trade amounts receivable, net	63.3	58.6
Prepaid expenses and other current assets	27.0	21.2
Total current assets	701.7	630.5
Deferred income tax benefits, net	244.5	278.0
Property, plant and equipment, net	284.1	278.2
Long-term receivables, less allowances of $16.5 and $16.5, respectively	20.7	19.3
Trademarks and tradenames, net	63.1	62.5
Goodwill	81.9	78.9
Other assets, net	48.8	40.6
Total assets	$1,444.8	$1,388.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$99.3	$124.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	234.3	133.0
Accrued liabilities	396.1	401.4
Total current liabilities	729.7	658.8
Long-term debt and capital lease obligations	605.0	605.1
Other liabilities	218.5	243.5
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	215.0	217.8
Retained earnings	1,044.8	1,043.1
Treasury stock, 12,489,693 and 12,549,392 shares, respectively, at cost	(847.1)	(851.5)
Accumulated other comprehensive loss	(521.7)	(529.4)
Total shareholders' deficit	(108.4)	(119.4)
Total liabilities and shareholders' deficit	$1,444.8	$1,388.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 31, 2018	April 1, 2017
Operating Activities:
Net cash used in operating activities	$(40.8)	$(18.0)
Investing Activities:
Capital expenditures	(15.2)	(16.0)
Proceeds from disposal of property, plant and equipment	5.9	0.3
Net cash used in investing activities	(9.3)	(15.7)
Financing Activities:
Dividend payments to shareholders	(35.4)	(34.7)
Proceeds from exercise of stock options	0.2	2.1
Repurchase of common stock	(1.0)	(0.5)
Repayment of capital lease obligations	(0.5)	(0.4)
Net change in short-term debt	97.2	67.6
Net cash provided by financing activities	60.5	34.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4.1	4.9
Net change in cash, cash equivalents and restricted cash	14.5	5.3
Cash, cash equivalents and restricted cash at beginning of year	147.2	96.0
Cash, cash equivalents and restricted cash at end of period	$161.7	$101.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the audited 2017 financial statements included in the Company's Annual Report on Form 10-K for the year ended December 30, 2017.
Certain prior year amounts have been reclassified to conform with current year presentation. This includes changes to the presentation of pension costs in other expense in the Company's Consolidated Statement of Income under ASU 2017-07, Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post-Retirement Benefit Costs. For applying the retrospective presentation requirements under this standard, the Company used the practical expedient that allows for the use of amounts disclosed in its retirement benefit plans note for the year ended December 30, 2017 as the estimation basis.
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
Revenue Recognition: On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. There was no impact on beginning retained earnings from the adoption as of December 31, 2017. Results for reporting periods beginning December 31, 2017 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.
Under the new guidance, the contract is defined as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts.  Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations, related to timing of product shipment, that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. The amount deferred in the first quarter of 2018 was not material.
Compared with historical accounting under the previous guidance, the Company estimates revenue in the first quarter of 2018 would have been $6.0 million lower. This primarily reflects, under previous guidance in 2017, certain operating segments recording revenue upon delivery that is now recording revenue upon shipment under the new guidance. The impact to the Company's consolidated balance sheet as a result of adopting the new guidance was not significant.
The Company primarily disaggregates revenue based on geography. Refer to disaggregation information included in Note 8 to the Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense for the first quarters of 2018 and 2017 were $35.5 million and $34.8 million, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $88.4 million and $95.9 million for the first quarters of 2018 and 2017, respectively.

Note 4:	Inventories

(In millions)	March 31, 2018	December 30, 2017
Finished goods	$219.1	$203.5
Work in process	30.8	26.0
Raw materials and supplies	36.8	32.7
Total inventories	$286.7	$262.2

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.
The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	March 31, 2018	April 1, 2017
Net income	$35.7	$47.4
Weighted average shares of common stock outstanding	51.1	50.7
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.2	0.3
Weighted average common and common equivalent shares outstanding	51.3	51.0
Basic earnings per share	$0.70	$0.94
Diluted earnings per share	$0.70	$0.93
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	2.0	1.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Other comprehensive income (loss) before reclassifications	10.1	(0.8)	(1.6)	7.7
Amounts reclassified from accumulated other comprehensive loss	—	0.1	(0.1)	—
Net current-period other comprehensive income (loss)	10.1	(0.7)	(1.7)	7.7
Balance at March 31, 2018	$(491.8)	$0.9	$(30.8)	$(521.7)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	42.4	(3.4)	(2.4)	36.6
Amounts reclassified from accumulated other comprehensive loss	—	(1.1)	0.7	(0.4)
Net current-period other comprehensive income (loss)	42.4	(4.5)	(1.7)	36.2
Balance at April 01, 2017	$(501.9)	$0.4	$(33.8)	$(535.3)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $0.1 million and $1.6 million for the first quarters of 2018 and 2017, respectively. Associated with these items were tax provisions of $0.2 million and $0.5 million, respectively. See Note 10 for further discussion of derivatives.
For the first quarters of 2018 and 2017, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.4 million in each quarter, actuarial losses of $0.1 million and $0.4 million, respectively, and pension settlement costs of $0.1 million and $0.8 million, respectively. Associated with these items were a tax provision of $0.1 million and a tax benefit of $0.1 million, respectively. See Note 12 to the Consolidated Financial Statements for further discussion of pension and other post-retirement benefit costs.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 7:	Re-engineering and Impairment Costs
The Company recorded $7.6 million and $2.3 million in re-engineering charges during the first quarters of 2018 and 2017, respectively.
In 2018, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. The Company recorded in the first quarter of 2018, $0.7 million in cost of sales for inventory obsolescence in connection with the Company's re-engineering plan.
In the first quarter of 2017, the re-engineering and impairment charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The total cost of the restructuring actions is estimated to be $100 million to $110 million from the second quarter of 2017 forward. This excludes the benefit of selling fixed assets that will become excess in light of the re-engineering actions. The Company expects about 90 percent of second quarter 2017 forward re-engineering costs to require cash outflows and for these to be funded with cash flow from operations, net of investing activities as well as asset sales as a result of the restructuring actions, notwithstanding the timing during each fiscal year in which the Company generates the majority of its cash. Of the total costs, the Company estimates that about 80 percent relates to severance and benefits related to headcount reductions, while the balance is predominantly related to costs to exit leases and other contracts, as well as write-offs of excess assets for which there are not expected to be disposal proceeds.
The re-engineering charges by segment during the first quarter of 2018 were as follows:

13 weeks ended
(In millions)	March 31, 2018
Europe	$5.7
Asia Pacific	0.8
North America	0.7
South America	0.4
Total re-engineering charges	$7.6
The balances included in accrued liabilities related to re-engineering and impairment charges as of March 31, 2018 and December 30, 2017 were as follows:

(In millions)	March 31, 2018	December 30, 2017
Beginning of the year balance	$45.4	$1.6
Provision	7.6	63.7
Non-cash charges	(0.3)	(0.4)
Cash expenditures:
Severance	(5.2)	(12.7)
Other	(4.6)	(6.8)
Currency translation adjustment	1.6	—
End of period balance	$44.5	$45.4
The accrual balance as of March 31, 2018, related primarily to severance payments to be made through the fourth quarter of 2018.

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
The Company's reportable segments primarily sell design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® in South Africa and Nutrimetics® in France, which sell beauty and personal care products. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare®, Nutrimetics® and Fuller® brands. North America also includes the Fuller Mexico beauty and personal care products business and sells products under the Fuller Cosmetics® brand in that unit and in Central America. South America also sells beauty products under the Fuller®, Nutrimetics® and Nuvo® brands.
Worldwide sales of beauty and personal care products totaled $72.8 million and $79.6 million in the first quarters of 2018 and 2017, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended
(In millions)	March 31, 2018	April 1, 2017
Net sales:
Europe	$143.9	$149.5
Asia Pacific	172.2	177.3
North America	135.0	131.3
South America	91.5	96.7
Total net sales	$542.6	$554.8
Segment profit:
Europe	$12.4	$19.9
Asia Pacific	37.9	40.0
North America	19.0	15.8
South America	17.3	18.2
Total segment profit	$86.6	$93.9
Unallocated expenses	(12.4)	(16.4)
Re-engineering and impairment charges (a)	(7.6)	(2.3)
Gains on disposal of assets	2.2	0.1
Interest expense, net	(10.4)	(11.1)
Income before taxes	$58.4	$64.2

(In millions)	March 31, 2018	December 30, 2017
Identifiable assets:
Europe	$322.3	$308.5
Asia Pacific	311.9	297.2
North America	289.1	266.3
South America	155.2	138.6
Corporate	366.3	377.4
Total identifiable assets	$1,444.8	$1,388.0
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 9:	Debt
Debt Obligations

(In millions)	March 31, 2018	December 30, 2017
Fixed rate senior notes due 2021	$599.6	$599.5
Five year Revolving Credit Agreement (a)	222.2	131.0
Belgium facility capital lease	7.3	7.5
Other	10.2	0.1
Total debt obligations	$839.3	$738.1
____________________

(a)	$100.2 million and $96.1 million denominated in euros as of March 31, 2018 and December 30, 2017, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Credit Agreement
As of March 31, 2018, the Company had a weighted average interest rate on outstanding LIBOR-based borrowings of 2.5 percent under its multicurrency Amended and Restated Credit Agreement (“Credit Agreement”).
At March 31, 2018, the Company had $464.3 million of unused lines of credit, including $376.3 million under the committed, secured Credit Agreement, and $88.0 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of March 31, 2018, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $6.1 million and $4.8 million in the first quarters of 2018 and 2017, respectively.
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
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income net losses of $16.9 million and $21.3 million associated with these hedges in the first quarter of 2018 and 2017, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the first quarters of 2018 and 2017 were inflows of $5.4 million and $10.2 million, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of March 31, 2018 and December 30, 2017, the notional amounts of outstanding forward contracts to purchase currencies were $91.4 million and $111.1 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $99.7 million and $112.1 million, respectively. As of March 31, 2018, the notional values of the largest positions outstanding were to purchase $62.9 million of U.S. dollars and to sell $31.4 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of March 31, 2018 and December 30, 2017. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Mar 31, 2018	Dec 30, 2017	Balance sheet location	Mar 31, 2018	Dec 30, 2017
Foreign exchange contracts	Non-trade amounts receivable	$31.6	$32.2	Accrued liabilities	$38.1	$29.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the first quarters of 2018 and 2017:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2018	2017		2018	2017
Foreign exchange contracts	Other expense	$15.1	$28.2	Other expense	$(14.7)	$(28.1)
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the first quarters of 2018 and 2017:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2018	2017		2018	2017		2018	2017
Foreign exchange contracts	$(0.9)	$(4.4)	Cost of products sold	$0.1	$1.6	Interest expense	$(1.1)	$(1.3)
Net equity hedging relationships
Foreign exchange contracts	(17.6)	(30.0)				Interest expense	(6.0)	(5.8)
Euro denominated debt	(4.1)	(3.3)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at March 31, 2018 and December 30, 2017. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $619.7 million at March 31, 2018, compared with the carrying value of $599.6 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 31, 2018 and April 1, 2017 were as follows:

	First Quarter
	Pension benefits		Post-retirement benefits
(In millions)	2018	2017	2018	2017
Service cost	$2.6	$2.6	$—	$—
Interest cost	1.4	1.4	0.1	0.2
Expected return on plan assets	(1.1)	(1.2)	—	—
Settlement/curtailment	0.1	0.8	—	—
Net amortization	—	0.3	(0.3)	(0.3)
Net periodic benefit cost	$3.0	$3.9	$(0.2)	$(0.1)
During the first quarters of 2018 and 2017, approximately $0.2 million of pretax gain and $0.8 million of pretax expense, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.2 million and $1.2 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the first quarter of 2018 and 2017, respectively.

Note 13:	Income Taxes
The effective tax rate for the first quarters of 2018 and 2017 were 38.8 percent and 26.2 percent, respectively. The change in the rate was primarily due to the estimated impact of Global Intangible Low-taxed Income (GILTI) under the newly enacted Tax Cuts and Jobs Act (Tax Act).
The Company continues to evaluate the impact of the GILTI provisions under the Tax Act which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on further guidance issued by the IRS, and on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its Consolidated Financial Statements may be required based on the outcome of this election.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of March 31, 2018 and December 30, 2017, the Company's accrual for uncertain tax positions was $20.3 million and $19.8 million, respectively. The Company estimates that as of March 31, 2018, approximately $19.6 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $7.4 million and $7.3 million as of the periods ended March 31, 2018 and December 30, 2017, respectively.
The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $2.9 million. For the remaining balance as of March 31, 2018, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment or reversal of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the first quarters of 2018 and 2017, 20,145 and 8,553 shares, respectively, were retained to fund withholding taxes, with values totaling $1.0 million and $0.5 million, respectively, which were included as stock repurchases in the Condensed Consolidated Statements of Cash Flows.
Restricted cash is recorded in either prepaid and other current assets or in long-term other assets.

Note 15:	Stock Based Compensation
Stock option activity for 2018 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 30, 2017	3,045,316	$58.96
Expired / Forfeited	(4,823)	57.94
Exercised	(3,747)	57.78
Outstanding at March 31, 2018	3,036,746	$58.96	$0.7
Exercisable at March 31, 2018	1,800,064	$59.56	$0.7
The intrinsic value of options exercised totaled $1.0 million in the first quarter of 2017 and was not significant in 2018.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2018 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 30, 2017	635,507	$58.59
Time-vested shares granted	4,957	60.53
Market-vested shares granted	24,571	63.48
Performance shares granted	92,621	50.51
Performance share adjustments	(30,345)	55.70
Vested	(75,452)	71.18
Forfeited	(24,230)	60.23
March 31, 2018	627,629	$56.16
Compensation expense related to the Company's stock-based compensation for the first quarters ended March 31, 2018 and April 1, 2017 were as follows:

	First Quarter
(In millions)	2018	2017
Stock options	$0.8	$0.7
Time, performance and market vested share awards	2.5	4.1
As of March 31, 2018, total unrecognized stock-based compensation expense related to all stock based awards was $27.5 million, which is expected to be recognized over a weighted average period of 2.0 years.

Note 16:	Allowance for Long-Term Receivables
As of March 31, 2018, $17.1 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of March 31, 2018 was as follows:

(In millions)
Balance at December 30, 2017	$16.5
Write-offs	0.1
Provision and reclassifications	(0.9)
Currency translation adjustment	0.8
Balance at March 31, 2018	$16.5

Note 17:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of March 31, 2018 and December 30, 2017 and for the quarters ended March 31, 2018 and April 1, 2017 for the Company (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors' classification that the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor to obtain adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.

Consolidating Statement of Income

	13 weeks ended March 31, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$542.8	$(0.2)	$542.6
Other revenue	—	21.7	10.1	(31.8)	—
Cost of products sold	—	10.0	198.7	(29.7)	179.0
Gross margin	—	11.7	354.2	(2.3)	363.6
Delivery, sales and administrative expense	3.0	22.3	266.2	(2.3)	289.2
Re-engineering and impairment charges	—	0.3	7.3	—	7.6
Gains on disposal of assets	—	—	2.2	—	2.2
Operating income (loss)	(3.0)	(10.9)	82.9	—	69.0
Interest income	5.1	0.5	10.8	(15.7)	0.7
Interest expense	9.2	15.5	2.1	(15.7)	11.1
Income from equity investments in subsidiaries	40.8	70.5	—	(111.3)	—
Other expense (income)	(0.6)	12.0	(11.2)	—	0.2
Income before income taxes	34.3	32.6	102.8	(111.3)	58.4
Provision (benefit) for income taxes	(1.4)	(6.3)	30.4	—	22.7
Net income	$35.7	$38.9	$72.4	$(111.3)	$35.7
Comprehensive income	$43.4	$51.9	$98.3	$(150.2)	$43.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 weeks ended April 01, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$556.7	$(1.9)	$554.8
Other revenue	—	25.5	8.6	(34.1)	—
Cost of products sold	—	8.6	202.6	(33.5)	177.7
Gross margin	—	16.9	362.7	(2.5)	377.1
Delivery, sales and administrative expense	3.9	23.2	273.3	(2.5)	297.9
Re-engineering and impairment charges	—	0.4	1.9	—	2.3
Gains on disposal of assets	—	—	0.1	—	0.1
Operating income (loss)	(3.9)	(6.7)	87.6	—	77.0
Interest income	5.1	0.7	8.3	(13.6)	0.5
Interest expense	8.6	14.3	2.3	(13.6)	11.6
Income from equity investments in subsidiaries	51.9	78.7	—	(130.6)	—
Other expense (income)	—	15.4	(13.7)	—	1.7
Income before income taxes	44.5	43.0	107.3	(130.6)	64.2
Provision (benefit) for income taxes	(2.9)	(7.7)	27.4	—	16.8
Net income	$47.4	$50.7	$79.9	$(130.6)	$47.4
Comprehensive income	$83.6	$89.4	$132.8	$(222.2)	$83.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	March 31, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.2	$157.6	$—	$157.8
Accounts receivable, net	—	—	166.9	—	166.9
Inventories	—	—	286.7	—	286.7
Non-trade amounts receivable, net	—	234.9	53.8	(225.4)	63.3
Intercompany receivables	302.8	1,104.8	279.1	(1,686.7)	—
Prepaid expenses and other current assets	0.7	6.7	74.4	(54.8)	27.0
Total current assets	303.5	1,346.6	1,018.5	(1,966.9)	701.7
Deferred income tax benefits, net	33.4	72.5	143.9	(5.3)	244.5
Property, plant and equipment, net	—	59.5	224.6	—	284.1
Long-term receivables, net	—	—	20.6	0.1	20.7
Trademarks and tradenames, net	—	—	63.1	—	63.1
Goodwill	—	2.9	79.0	—	81.9
Investments in subsidiaries	1,228.6	1,466.2	—	(2,694.8)	—
Intercompany notes receivable	501.6	102.7	964.4	(1,568.7)	—
Other assets, net	0.6	0.6	75.8	(28.2)	48.8
Total assets	$2,067.7	$3,051.0	$2,589.9	$(6,263.8)	$1,444.8
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable	$—	$2.1	$97.2	$—	$99.3
Short-term borrowings and current portion of long-term debt and capital lease obligations	222.2	—	12.0	0.1	234.3
Intercompany payables	1,031.3	489.2	166.2	(1,686.7)	—
Accrued liabilities	286.8	84.7	304.8	(280.2)	396.1
Total current liabilities	1,540.3	576.0	580.2	(1,966.8)	729.7
Long-term debt and capital lease obligations	599.6	—	5.4	—	605.0
Intercompany notes payable	27.4	1,231.6	309.7	(1,568.7)	—
Other liabilities	8.8	73.3	169.9	(33.5)	218.5
Shareholders' equity (deficit)	(108.4)	1,170.1	1,524.7	(2,694.8)	(108.4)
Total liabilities and shareholders' equity	$2,067.7	$3,051.0	$2,589.9	$(6,263.8)	$1,444.8

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
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 weeks ended March 31, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(4.4)	$(42.9)	$10.6	$(4.1)	$(40.8)
Investing Activities:
Capital expenditures	—	(5.5)	(9.7)	—	(15.2)
Proceeds from disposal of property, plant and equipment	—	—	5.9	—	5.9
Net intercompany loans	(64.3)	(5.5)	(56.7)	126.5	—
Net cash provided by (used in) investing activities	(64.3)	(11.0)	(60.5)	126.5	(9.3)
Financing Activities:
Dividend payments to shareholders	(35.4)	—	—	—	(35.4)
Dividend payments to parent	—	—	(1.2)	1.2	—
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Repurchase of common stock	(1.0)	—	—	—	(1.0)
Repayment of capital lease obligations	—	—	(0.5)	—	(0.5)
Net change in short-term debt	87.0	—	10.2	—	97.2
Net intercompany borrowings	17.9	54.1	51.6	(123.6)	—
Net cash provided by (used in) financing activities	68.7	54.1	60.1	(122.4)	60.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4.1	—	4.1
Net change in cash, cash equivalents and restricted cash	—	0.2	14.3	—	14.5
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$161.4	$—	$161.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 weeks ended April 01, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(5.3)	$(27.0)	$22.8	$(8.5)	$(18.0)
Investing Activities:
Capital expenditures	—	(4.8)	(11.2)	—	(16.0)
Proceeds from disposal of property, plant and equipment	—	—	0.3	—	0.3
Net intercompany loans	0.7	22.2	(13.0)	(9.9)	—
Net cash provided by (used in) investing activities	0.7	17.4	(23.9)	(9.9)	(15.7)
Financing Activities:
Dividend payments to shareholders	(34.7)	—	—	—	(34.7)
Dividend payments to parent	—	—	(1.5)	1.5	—
Proceeds from exercise of stock options	2.1	—	—	—	2.1
Repurchase of common stock	(0.5)	—	—	—	(0.5)
Repayment of capital lease obligations	—	—	(0.4)	—	(0.4)
Net change in short-term debt	64.7	—	2.9	—	67.6
Net intercompany borrowings	(27.0)	9.4	0.7	16.9	—
Net cash provided by (used in) financing activities	4.6	9.4	1.7	18.4	34.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4.9	—	4.9
Net change in cash, cash equivalents and restricted cash	—	(0.2)	5.5	—	5.3
Cash, cash equivalents and restricted cash at beginning of year	—	0.5	95.6	(0.1)	96.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$101.1	$(0.1)	$101.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18:	New Accounting Pronouncements
In February 2018, the FASB issued an amendment to existing guidance on reclassification of certain tax effects from Accumulated Other Comprehensive Income. Under the amendment, the stranded tax effects resulting from the U.S. Tax Cuts and Jobs Act of 2017 is to be re-classed from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In August 2017, the FASB issued an amendment to existing guidance on hedge accounting. Under the amendment, the impact of both the effective and ineffective components of a hedging relationship is required to be recorded in the same income statement line. After initial qualification, a qualitative assessment of effectiveness is permitted instead of a quantitative test for certain hedges. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company estimates that based on how it has operated historically between $10 million and $15 million in annual interest expense would have been reclassified into other line items of the Consolidated Statement of Income as a result of adoption of this amendment.
In February 2016, the FASB issued an amendment to existing guidance on lease accounting that requires the assets and liabilities arising from operating leases be presented in the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the specific impact of the adoption of this amendment on its Consolidated Financial Statements, though it does expect a significant increase in both assets and liabilities upon adoption due to recognition of operating lease assets and related liabilities.

Note 19:	Subsequent Event
In April 2018, the Company executed a sale and leaseback of its distribution facility in Japan. Cash proceeds from the sale were $22 million.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 31, 2018, compared with the 13 weeks ended April 1, 2017, and changes in financial condition during the 13 weeks ended March 31, 2018.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Mar 31, 2018	Apr 1, 2017
Net sales	$542.6	$554.8	(2)%		(6)%	$22.0
Gross margin as percent of sales	67.0%	68.0%	(1.0)	pp	na	na
DS&A as percent of sales	53.3%	53.7%	(0.4)	pp	na	na
Operating income	$69.0	$77.0	(10)%		(16)%	$4.9
Net income	$35.7	$47.4	(25)%		(30)%	$3.7
Net income per diluted share	$0.70	$0.93	(25)%		(30)%	$0.07
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 2 percent compared with the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 6 percent. This included a 2 percentage point negative impact from the closure of Beauticontrol in 2017 and a 1 percentage point positive impact from changes in revenue recognition. The Company's businesses operating in emerging market economies had a 1 percent increase in local currency sales, primarily in Argentina, China, Malaysia/Singapore, Tupperware and Fuller Mexico and Tupperware South Africa, partially offset by decreases in India and Indonesia. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 19 percent, primarily driven by the impact from the closure of Beauticontrol in 2017, France, Germany and Italy, partially offset by an increase in the United States and Canada in connection with a positive impact from changes in revenue recognition.
Operating and net income decreased 10 percent and 25 percent, respectively, in the first quarter, including $4.9 million and $3.7 million positive impacts from changes in foreign currency exchange rates, respectively. The decrease primarily reflected decreased segment profit in Europe and Asia, as well as higher pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017. Net income was also negatively impacted by a higher tax rate due to changes in the tax laws under the Tax Act.
Net cash flow from operating activities for the periods ending March 31, 2018 and April 1, 2017 were outflows of $40.8 million and $18.0 million, respectively. The unfavorable comparison was primarily due to a decrease in reported net income, notwithstanding the re-engineering and impairment charges that exceeded amounts paid under the program. Additionally, there was an increase in the outflow of cash related to accounts payable and accrued liabilities and lower inflows in connection with the Company's hedging activities.
Net Sales
Reported sales decreased 2 percent in the first quarter. Excluding the impact of changes in foreign currency exchange rates, sales decreased 6 percent. This included a 2 percentage point negative impact from the closure of Beauticontrol in 2017 and a 1 percentage point positive impact from changes in revenue recognition. The average impact of higher prices was 2 percent.
The Company's emerging market units accounted for 70 percent and 66 percent of sales in the first quarters of 2018 and 2017, respectively. In 2018, reported sales in these units increased $11.0 million, or 3 percent, which included a positive $5.7 million impact from foreign currency exchange rates. The most significant increase was in China, from the net addition of experience studios, along with higher productivity including from digital marketing initiatives. Other units with meaningful increases were Argentina and Tupperware Mexico due to higher prices, as well as Fuller Mexico, Malaysia/Singapore and Tupperware South Africa from improved sales force metrics. The sales growth in these units was partially offset by India, from fewer active sellers, as well as lower productivity and by Indonesia, from a smaller, less active sales force. The average impact of higher prices in the emerging market units was 3 percent.
Reported sales in the established market units decreased 12 percent. Excluding a positive $16.3 million impact of changes in foreign currency exchange rates, sales decreased 19 percent, which included a negative 4 percent from Beauticontrol. The most significant decreases were in France, Germany and Italy, reflecting customer service issues in connection with the closure of the French supply chain facility. These decreases were partially offset by an increase in the United States and Canada due to higher activity and a positive impact from changes in revenue recognition. The impact of pricing in the established market units was not significant.
A more detailed discussion of the sales results by reporting segment is included in the segment results section in this Part I, Item 2.
As discussed in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes promotional costs in delivery, sales and administrative expense (DS&A). As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of revenue.

Gross Margin
Gross margin as a percentage of sales was 67.0 percent and 68.0 percent in the first quarters of 2018 and 2017, respectively. The decrease of 1.0 percentage point ("pp") primarily reflected an unfavorable mix of products sold and increased sales incentives, mainly in Brazil and China (0.8 pp), higher manufacturing costs, mainly in Europe (0.3 pp), higher resin costs (0.2 pp) and higher obsolescence costs mainly in light of the Beauticontrol closure. This was partially offset by a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.4 pp).
As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 53.3 percent in the first quarter of 2018, compared with 53.7 percent in 2017. The comparison reflected more efficient promotional spending primarily in Brazil, Fuller Mexico and Indonesia (0.9 pp), lower marketing costs in China, Fuller Mexico and Germany (0.3 pp), a positive impact from the translation effect of changes in foreign currency exchange rates (0.3 pp), and lower administrative expenses in Brazil and Corporate (0.3 pp). This was partially offset by higher distribution costs in Europe and Tupperware North America (0.8 pp), higher bad debt expense in France and Germany (0.4 pp) and increased commissions in Brazil and Japan (0.2 pp).
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The Company recorded $7.6 million and $2.3 million in re-engineering charges during the first quarters of 2018 and 2017, respectively.
In 2018, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. The Company recorded in the first quarter of 2018, $0.7 million in cost of sales for inventory obsolescence in connection with the Company's re-engineering plan.
In the first quarter of 2017, the re-engineering and impairment charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
Under the Company's re-engineering program announced in July 2017, it expects to incur a total of $100 to $110 million in pretax costs, of which $73 million has been recorded starting in the second quarter of 2017 through the first quarter of 2018. The Company expects to incur an additional $24 million of pretax re-engineering costs in the remainder of 2018. The Company's estimates reflect about 80% of the total program cost relating to severance and benefits, while the balance is predominantly related to costs to exit leases and other contracts, as well as write-offs of excess assets for which there are not expected to be disposal proceeds. Cash outflows associated with the overall program are expected to total $90 to $100 million, including $22 million paid through the first quarter of 2018, and an additional $61 million expected to be paid in the remainder of 2018. Both the cost and cash flow are before related asset sales that could bring proceeds of up to $35 to $45 million over time, including $5 million received in connection with the sale of a building in the first quarter of 2018 with an additional $22 million from a property sold in April 2018. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with a small amount realized in 2017, about two-thirds of the annualized benefit to be realized in 2018 and the remainder in 2019. After reinvestment of a portion of the benefits, improved profitability will be reflected most significantly through lower cost of products sold in the second half of 2018, but also through lower DS&A.

Net Interest Expense
Net interest expense was $10.4 million in the first quarter of 2018, compared with $11.1 million in 2017. The decrease in net interest expense in the year-over-year comparisons was primarily due to less expense related to forward points from the Company's hedging activities, partially offset by the impact of higher interest rates on higher average borrowings.
Tax Rate
The effective tax rate for the first quarters of 2018 and 2017 were 38.8 percent and 26.2 percent, respectively. The change in the rate was primarily due to the estimated impact of GILTI under the newly enacted Tax Act.
The Company continues to evaluate the impact of the GILTI provisions under the Tax Act which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on further guidance issued by the IRS, and on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its Consolidated Financial Statements may be required based on the outcome of this election.
As discussed in Note 13 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income decreased $11.7 million in the first quarter of 2018 compared with 2017, which included a $3.7 million positive impact on the comparisons from changes in foreign currency exchange rates. The decrease primarily reflected lower segment profit in Europe related to lower sales, as well as higher bad debt expenses in France and Germany, and in Asia Pacific primarily related to lower sales. In addition, there was $5.3 million higher pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017. Net income was also negatively impacted by a higher tax rate due to changes in the tax laws under the Tax Act.
A more detailed discussion of the sales results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 92 percent and 91 percent of sales and 97 percent and 99 percent of the Company's segment profit in the first quarters of 2018 and 2017, respectively.
The sale of beauty products generated 13 percent of sales in the first quarter of 2018, and 14 percent in the first quarter of 2017.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 31, 2018	Apr 1, 2017					2018	2017
Net sales	$143.9	$149.5	(4)%		(14)%	$18.6	26	27
Segment profit	12.4	19.9	(38)		(46)	2.8	14	21

Segment profit as percent of sales	8.6%	13.3%	(4.7)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 4 percent compared with the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 14 percent compared with the first quarter of 2017, reflecting lower volumes in the segment's established market units. Overall, prices were even in the first quarter.
Emerging markets accounted for $59.0 million and $49.6 million, or 41 percent and 33 percent of the reported sales in the segment in the first quarters of 2018 and 2017, respectively. On a local currency basis, the emerging market units' sales increased by 10 percent, primarily reflecting more active sellers in Tupperware South Africa and in the Commonwealth of Independent States (CIS).
The established market units' reported sales decreased 15 percent. Excluding the impact of changes in foreign currency exchange rates, these units decreased 26 percent, reflecting worse results in sales force additions and activity, as well as sales force response to service issues in connection with the closure of the French supply chain facility, most significantly impacting France, Germany and Italy.
Segment profit decreased $7.5 million in the first quarter of 2018 versus 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $10.3 million, primarily due to the lost contribution margin in light of lower sales, higher promotional expenses in Germany, and higher bad debt in France and Germany.
The euro and the South African rand were the main currencies that impacted the first quarter year-over-year sales comparison, with the euro having the most significant impact on the profit comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 31, 2018	Apr 1, 2017					2018	2017
Net sales	$172.2	$177.3	(3)%		(7)%	$7.6	32	32
Segment profit	37.9	40.0	(5)		(10)	2.1	44	43

Segment profit as percent of sales	22.0%	22.6%	(0.6)	pp	na	na	na	na

__________________________

na	not applicable
pp	percentage points
Reported sales decreased 3 percent compared with the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent. The average impact of higher prices was 1 percent.

Emerging markets accounted for $150.2 million and $151.9 million, or 87 percent and 86 percent of reported sales in the first quarters of 2018 and 2017, respectively. Excluding the positive $6.6 million impact from changes in foreign currency exchange rates, sales in these units decreased 5 percent compared with 2017. The most significant decrease was in Indonesia from a smaller, less active sales force in connection with the response to the Company's product and promotional programs, as well as lower sales force additions. India also had lower sales due to fewer active sellers in light of requirements under the federal government's direct selling guidelines and a muted response to changes to the sales force manager compensation structure, as well as lower productivity due to implementation of a nationwide goods and services tax in July 2017. This was partially offset by China, primarily related to accelerating the net addition of experience studios with higher productivity, including from digital marketing initiatives to its members. China ended the quarter with 6,400 experience studios, which was 14 percent more than at the end of the first quarter of 2017. Malaysia/Singapore also had a meaningful increase in sales due to a larger, more productive sales force.
The units operating in the established markets decreased 13 percent. Excluding the impact from changes in foreign currency exchange rates, sales decreased 17 percent in the first quarter of 2018, primarily reflecting lower sales in Japan due to the decision to combine the Tupperware and Naturcare businesses as of the beginning of 2018, that resulted in high sales force removals.
Segment profit decreased 5 percent compared with the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit was down 10 percent compared with 2017, primarily reflecting the contribution margin on lower sales.
The Chinese renminbi and the Malaysian ringgit had the most meaningful impact on the first quarter sales comparisons with the Chinese renminbi having the most meaningful impact on the profit comparison.
North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 31, 2018	Apr 1, 2017					2018	2017
Net sales	$135.0	$131.3	3%		(1)%	$5.0	25	24
Segment profit	19.0	15.8	20		14	0.8	22	16

Segment profit as percent of sales	14.1%	12.0%	2.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the first quarter of 2018 increased 3 percent compared with the first quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 1 percent. This included a 7 percentage point negative impact from the closure of Beauticontrol in 2017. The average impact of higher prices was 4 percent.
Emerging markets accounted for $78.6 million and $70.0 million, or 58 percent and 53 percent of the reported sales in the segment in the first quarters of 2018 and 2017, respectively. On a local currency basis, the emerging market units' sales increased 6 percent, primarily reflecting higher prices in Tupperware Mexico and a more productive sales force in response to enhanced merchandising and product propositions in Fuller Mexico.
The established markets' reported sales decreased 8 percent reflecting the closure of Beauticontrol, partially offset by a strong increase in the United States and Canada due to higher activity from attractive promotional offers, including a positive impact from changes in revenue recognition.
Reported segment profit increased 20 percent in the first quarter of 2018. Excluding the impact of foreign currency exchange rates, profit increased by 14 percent, reflecting the drop-through from higher sales by the continuing units in the segment, and more efficient promotional spending at Fuller Mexico.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 31, 2018	Apr 1, 2017					2018	2017
Net sales	$91.5	$96.7	(5)%		5%	$(9.2)	17	17
Segment profit	17.3	18.2	(5)		3	(1.3)	20	20

Segment profit as percent of sales	18.9%	18.8%	0.1	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 5 percent in the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales increased 5 percent reflecting the impact of higher prices in the segment, mainly due to high inflation in Argentina. All of the businesses in this segment operate in emerging market economies.
Reported segment profit decreased $0.9 million or 5 percent in the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit increased 3 percent due to lower operating expenses and higher sales in Brazil.
The Argentine peso, Brazilian real and the Venezuelan bolivar had the most significant impacts on the year-over-year sales comparisons with no currencies having a significant impact on the profit comparison.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $0.3 million compared with the end of 2017. Excluding the impact of changes in foreign currency exchange rates, working capital increased $2.1 million, primarily reflecting a $51.8 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, a $19.4 million increase in inventory, related to expectations for future sales and lower than expected sell through and a $18.9 million increase in accounts receivable due to the level and timing of sales around the end of each period. These local currency increases were partially offset by $87.5 million increase in short-term borrowings, net of cash and cash equivalents.
The Company continues to carry debt in connection with the $600 million senior notes due in 2021.
As of March 31, 2018, the Company had total borrowings of $222.2 million outstanding under its Credit Agreement, including $100.2 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout the first three months of 2018, the base rate cannot be below zero under the Credit Agreement. As of March 31, 2018, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR-based borrowings of 2.5 percent.
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

The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of March 31, 2018, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” in this Part II, Item 7 and in the Company’s other reports filed with the SEC could impact the Company’s ability to comply with these covenants.
At March 31, 2018, the Company had $464.3 million of unused lines of credit, including $376.3 million under the committed, secured Credit Agreement, and $88.0 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200.0 million.
See Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions, as well as its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $157.8 million as of March 31, 2018, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $157.8 million as of March 31, 2018. Of this amount, $157.1 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 6 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. The Company is in the process of evaluating the impact of the Tax Act on its indefinite reinvestment assertion with respect to accumulated earnings of certain foreign subsidiaries. Other than for the one-time mandatory repatriation transition tax charge, no U.S. federal income taxes or foreign withholding taxes have been recorded related to earnings for which there is an indefinite reinvestment assertion. The Company expects to complete its assessment within the measurement period allowed by SAB 118 that extends to the fourth quarter of 2018, and when that assessment is completed, it is possible that additional expense will be recorded, and that amount may be significant. Withholding taxes would be due in some jurisdictions when foreign earnings are repatriated.
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
Operating Activities: Net cash from operating activities in the first quarters of 2018 and 2017 were outflows of $40.8 million and $18.0 million, respectively. The unfavorable comparison was primarily due to a decrease in reported net income, notwithstanding the re-engineering and impairment charges that exceeded amounts paid under the program. Additionally, there was an increase in the outflow of cash related to accounts payable and accrued liabilities and lower inflows in connection with the Company's hedging activities.

Investing Activities: During the first quarters of 2018 and 2017, the Company had $15.2 million and $16.0 million, respectively, of capital expenditures. In both 2018 and 2017, the most significant capital expenditures were related to molds. In 2018 and 2017, capital expenditures included $1.0 million and $5.1 million, respectively, related to supply chain capabilities, excluding molds, and $2.9 million and $1.6 million, respectively, on various global information technology projects. In addition the Company also spent $2.4 million in 2018 for land development near its Orlando headquarters. Partially offsetting the capital spending were proceeds from the sale of long-term assets of $5.9 million and $0.3 million in 2018 and 2017, respectively.
Financing Activities: Dividends paid to shareholders were $35.4 million and $34.7 million in the first quarters of 2018 and 2017, respectively. Proceeds received from the exercise of stock options were $0.2 million and $2.1 million in the first quarters of 2018 and 2017, respectively. The Company also increased revolver borrowings under its Credit Agreement by $97.2 million for the funding of operating, investing and financing activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. There were no share repurchases under this program during the first three months of 2018 or 2017. As announced in the earnings release in April 2018, the Company intends to repurchase an aggregate of $200 million of its shares in upcoming months. Since 2007, the Company had spent $1.29 billion to repurchase 21.3 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement).
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first quarters of 2018 and 2017, 20,145 and 8,553 shares were retained to fund withholding taxes, totaling $1.0 million and $0.5 million, respectively.
New Pronouncements
Refer to Note 18 to the Consolidated Financial Statements in Part I, Item 1 of this Report for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout the first three months of 2018, the base rate cannot be below zero under the Credit Agreement. As of March 31, 2018, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 2.5 percent.
As of March 31, 2018, the Company had total borrowings of $222.2 million outstanding under its Credit Agreement, with $100.2 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Foreign Exchange Rate Risk
The majority of the Company's sales and profit come from its international operations. Although these operations are geographically dispersed, which partially mitigates the risks associated with operating in particular countries, the Company is subject to the usual risks associated with international operations. These risks include local political and economic environments and relations between foreign and U.S. governments.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarters of 2018 and 2017, the cash flow impact of these currency hedges was inflows of $5.4 million and $10.2 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of March 31, 2018 were to buy $62.9 million of U.S. dollars and to sell $31.4 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 31, 2018, the Company was in a net payable position of approximately $6.5 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. The Company records the impact of forward points in net interest expense.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2018 cost of sales will include approximately $150 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil and natural gas), and as such, the price of these is typically strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $15 million compared with the prior year. In the first quarter of 2018, there was a $1.0 million negative impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2017. For full year 2018 compared with 2017, there is an estimated $6 million negative impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases, when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

Forward-Looking Statements
Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements in this report or elsewhere that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future tense or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents incorporated by reference, available at the time such document was prepared or filed with the SEC. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:

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

•
disruptions caused by restructuring activities, including facility closure, and the combination and exit of business units, impacting business models, the supply chain, as well as not fully realizing expected savings from actions taken;

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate and polyethersulfone), as well as beauty, personal care and nutritional products;

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly Argentina, Ecuador, Egypt, the Philippines and Venezuela due to government regulations and restrictions;

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

•
issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and those in the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls (such as in Argentina, Egypt and Venezuela) and translation risks due to potential impairments of investments in affected markets;

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties, particularly in Brazil, France and South Africa;

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

•
the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Brazil, China, India, Indonesia, Korea and Mexico;

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

•
the Company's access to, and the costs of, financing and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's credit arrangements;

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

•
other risks discussed in Part I, Item 1A, Risk Factors, of the Company's 2017 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company's other filings with the United States Securities and Exchange Commission.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 1, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

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
May 1, 2018