Form 10-Q
period 2018-06-30
TUPPERWARE BRANDS CORP
filed 2018-07-31
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of July 26, 2018, 50,022,380 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$535.4	$572.9	$1,078.0	$1,127.7
Cost of products sold	173.5	182.6	352.5	360.3
Gross margin	361.9	390.3	725.5	767.4

Delivery, sales and administrative expense	272.8	299.0	562.0	596.9
Re-engineering and impairment charges	2.1	32.6	9.7	34.9
Impairment of goodwill	—	62.9	—	62.9
Gains on disposal of assets	12.4	3.1	14.6	3.2
Operating income (loss)	99.4	(1.1)	168.4	75.9

Interest income	0.7	0.7	1.4	1.2
Interest expense	11.9	11.6	23.0	23.2
Other (income) expense	(0.4)	0.7	(0.2)	2.4
Income (loss) before income taxes	88.6	(12.7)	147.0	51.5

Provision for income taxes	24.8	5.0	47.5	21.8
Net income (loss)	$63.8	$(17.7)	$99.5	$29.7

Earnings (loss) per share:
Basic	$1.26	$(0.35)	$1.96	$0.59
Diluted	1.26	(0.35)	1.95	0.58

Weighted-average shares outstanding:
Basic	50.5	50.8	50.8	50.7
Diluted	50.7	50.8	51.0	51.2

Dividends declared per common share	$0.68	$0.68	$1.36	$1.36

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$63.8	$(17.7)	$99.5	$29.7
Other comprehensive income:
Foreign currency translation adjustments	(55.1)	9.8	(45.0)	52.2
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of ($0.6), $0.4, ($0.3) and $1.8, respectively	2.5	(1.4)	1.8	(5.9)
Pension and other post-retirement benefits (costs), net of tax benefit (provision) of ($0.6),$0.7, $0 and $1.4, respectively	2.5	(1.6)	0.8	(3.3)
Other comprehensive income (loss)	(50.1)	6.8	(42.4)	43.0
Total comprehensive income (loss)	$13.7	$(10.9)	$57.1	$72.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2018	December 30, 2017
ASSETS
Cash and cash equivalents	$98.0	$144.1
Accounts receivable, less allowances of $42.8 and $38.2, respectively	163.3	144.4
Inventories	281.6	262.2
Non-trade amounts receivable, net	63.4	58.6
Prepaid expenses and other current assets	24.8	21.2
Total current assets	631.1	630.5
Deferred income tax benefits, net	236.3	278.0
Property, plant and equipment, net	271.5	278.2
Long-term receivables, less allowances of $15.2 and $16.5, respectively	18.5	19.3
Trademarks and tradenames, net	57.2	62.5
Goodwill	76.9	78.9
Other assets, net	46.6	40.6
Total assets	$1,338.1	$1,388.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$90.1	$124.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	257.8	133.0
Accrued liabilities	347.4	401.4
Total current liabilities	695.3	658.8
Long-term debt and capital lease obligations	604.0	605.1
Other liabilities	214.3	243.5
Shareholders' equity (deficit):
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	217.4	217.8
Retained earnings	1,073.6	1,043.1
Treasury stock, 13,584,710 and 12,549,392 shares, respectively, at cost	(895.3)	(851.5)
Accumulated other comprehensive loss	(571.8)	(529.4)
Total shareholders' deficit	(175.5)	(119.4)
Total liabilities and shareholders' deficit	$1,338.1	$1,388.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 30, 2018	July 1, 2017
Operating Activities:
Net cash provided by (used in) operating activities	$(38.8)	$14.2
Investing Activities:
Capital expenditures	(37.6)	(32.0)
Proceeds from disposal of property, plant and equipment	33.1	5.3
Net cash used in investing activities	(4.5)	(26.7)
Financing Activities:
Dividend payments to shareholders	(70.2)	(69.3)
Proceeds from exercise of stock options	0.3	9.9
Repurchase of common stock	(51.1)	(0.6)
Repayment of capital lease obligations	(1.3)	(1.2)
Net change in short-term debt	127.6	60.1
Net cash provided by (used in) financing activities	5.3	(1.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.1)	5.5
Net change in cash, cash equivalents and restricted cash	(45.1)	(8.1)
Cash, cash equivalents and restricted cash at beginning of year	147.2	96.0
Cash, cash equivalents and restricted cash at end of period	$102.1	$87.9

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
Under the new guidance, the contract is defined as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts.  Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations, related to timing of product shipment, that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. The impact in the second quarter of 2018 from deferred revenue was not material.
Compared with historical accounting under the previous guidance, the Company estimates revenue for the year-to-date period of 2018 would have been $6 million lower, with no material impact in the second quarter. This primarily reflects, under previous guidance in 2017, certain operating units recording revenue upon delivery that are now recording revenue upon shipment under the new guidance. The impact to the Company's consolidated balance sheet as a result of adopting the new guidance was not significant.
The Company primarily disaggregates revenue based on geography. Refer to disaggregation information included in Note 8 to the Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Foreign Currency Translation: Inflation in Argentina has been at relatively high levels over the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Argentina. This blended index is expected to reach cumulative three-year inflation in excess of 100 percent in 2018. As such, the Company will transition to highly inflationary status as of July 1, 2018. Gains and losses resulting from the translation of monetary assets in the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the June 30, 2018, the Company had approximately $0.6 million of net monetary assets in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense were $35.8 million and $35.7 million for the second quarters of 2018 and 2017, respectively, and $71.3 million and $70.5 million for the respective year-to-date periods.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $82.7 million and $91.7 million for the second quarters of 2018 and 2017, respectively, and $171.1 million and $187.6 million for the respective year-to-date periods.

Note 4:	Inventories

(In millions)	June 30, 2018	December 30, 2017
Finished goods	$217.0	$203.5
Work in process	31.5	26.0
Raw materials and supplies	33.1	32.7
Total inventories	$281.6	$262.2

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income (loss)	$63.8	$(17.7)	$99.5	$29.7
Weighted average shares of common stock outstanding	50.5	50.8	50.8	50.7
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.2	—	0.2	0.5
Weighted average common and common equivalent shares outstanding	50.7	50.8	51.0	51.2
Basic earnings (loss) per share	$1.26	$(0.35)	$1.96	$0.59
Diluted earnings (loss) per share	$1.26	$(0.35)	$1.95	$0.58
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.2	2.9	2.6	1.0

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Other comprehensive income (loss) before reclassifications	(45.0)	3.1	0.7	(41.2)
Amounts reclassified from accumulated other comprehensive loss	—	(1.3)	0.1	(1.2)
Net current-period other comprehensive income (loss)	(45.0)	1.8	0.8	(42.4)
Balance at June 30, 2018	$(546.9)	$3.4	$(28.3)	$(571.8)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	52.2	(4.7)	(4.0)	43.5
Amounts reclassified from accumulated other comprehensive loss	—	(1.2)	0.7	(0.5)
Net current-period other comprehensive income (loss)	52.2	(5.9)	(3.3)	43.0
Balance at July 1, 2017	$(492.1)	$(1.0)	$(35.4)	$(528.5)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $1.9 million and $1.7 million for the year-to-date periods ended June 30, 2018 and July 1, 2017, respectively. Associated with these items were tax provisions of $0.6 million and $0.5 million, respectively. See Note 10 for further discussion of derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the year-to-date periods ended June 30, 2018 and July 1, 2017, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.7 million and $0.6 million, actuarial losses of $0.4 million and $0.7 million, and pension settlement costs of $0.4 million and $0.8 million, respectively. Associated with these items was a tax benefit of $0.2 million in 2017 and none in 2018. See Note 12 to the Consolidated Financial Statements for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $2.1 million and $32.6 million in re-engineering charges during the second quarters of 2018 and 2017, respectively, and $9.7 million and $34.9 million for the respective year-to-date periods.
In 2018 and 2017, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. Year-to-date in 2018, the Company recorded $0.7 million in cost of sales for inventory obsolescence in connection with the Company's re-engineering program.
The total cost of the restructuring actions is estimated to be $90 million to $100 million from the second quarter of 2017 forward. This excludes the benefit of selling fixed assets that will become excess in light of the re-engineering actions. The Company expects about 90 percent of second quarter 2017 and forward re-engineering costs to require cash outflows, and for these to be funded with cash flow from operations as well as asset sales as a result of the restructuring actions, notwithstanding the timing during each fiscal year in which the Company generates the majority of its cash. Of the total costs, the Company estimates that about 65 percent relates to severance and benefits related to headcount reductions, while the balance is predominantly related to costs to exit leases and other contracts, mainly related to wind-down of Beauticontrol and closure of the French manufacturing facility, as well as write-offs of excess assets for which there are not expected to be disposal proceeds.
The re-engineering charges by segment during the second quarter and year-to-date period ended June 30, 2018 were as follows:

	Second Quarter	Year-to-Date
(In millions)	2018	2018
Europe	$0.8	$6.5
Asia Pacific	—	0.8
North America	1.3	2.0
South America	—	0.4
Total re-engineering charges	$2.1	$9.7
The balances included in accrued liabilities related to re-engineering and impairment charges as of June 30, 2018 and December 30, 2017 were as follows:

(In millions)	June 30, 2018	December 30, 2017
Beginning of the year balance	$45.4	$1.6
Provision	9.7	63.7
Non-cash charges	(0.4)	(0.4)
Cash expenditures:
Severance	(14.7)	(12.7)
Other	(8.6)	(6.8)
Currency translation adjustment	(0.6)	—
End of period balance	$30.8	$45.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The accrual balance as of June 30, 2018, related primarily to severance payments to be made through the second quarter of 2019.

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
Worldwide sales of beauty and personal care products totaled $75.5 million and $86.7 million in the second quarters of 2018 and 2017, respectively, and $148.3 million and $166.3 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales:
Europe	$132.7	$135.4	$276.6	$284.9
Asia Pacific	180.0	183.5	352.2	360.8
North America	136.8	141.8	271.8	273.1
South America	85.9	112.2	177.4	208.9
Total net sales	$535.4	$572.9	$1,078.0	$1,127.7
Segment profit:
Europe	$15.1	$11.9	$27.5	$31.8
Asia Pacific	45.4	46.2	83.3	86.2
North America	22.7	20.7	41.7	36.5
South America	17.8	27.9	35.1	46.1
Total segment profit	$101.0	$106.7	$187.6	$200.6
Unallocated expenses	(11.5)	(16.1)	(23.9)	(32.5)
Re-engineering and impairment charges (a)	(2.1)	(32.6)	(9.7)	(34.9)
Impairment of goodwill	—	(62.9)	—	(62.9)
Gains on disposal of assets	12.4	3.1	14.6	3.2
Interest expense, net	(11.2)	(10.9)	(21.6)	(22.0)
Income (loss) before taxes	$88.6	$(12.7)	$147.0	$51.5

(In millions)	June 30, 2018	December 30, 2017
Identifiable assets:
Europe	$312.8	$308.5
Asia Pacific	294.4	297.2
North America	282.8	266.3
South America	139.9	138.6
Corporate	308.2	377.4
Total identifiable assets	$1,338.1	$1,388.0
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 9:	Debt
Debt Obligations

(In millions)	June 30, 2018	December 30, 2017
Fixed rate senior notes due 2021	$599.6	$599.5
Five year Revolving Credit Agreement (a)	256.2	131.0
Belgium facility capital lease	6.0	7.5
Other	—	0.1
Total debt obligations	$861.8	$738.1
____________________

(a)	$94.5 million and $96.1 million denominated in euros as of June 30, 2018 and December 30, 2017, respectively.

Credit Agreement
As of June 30, 2018, the Company had a weighted average interest rate on outstanding LIBOR-based borrowings of 2.8 percent under its multicurrency Amended and Restated Credit Agreement (“Credit Agreement”) that has a final maturity date of June 9, 2020.
At June 30, 2018, the Company had $426.0 million of unused lines of credit, including $342.4 million under the committed, secured Credit Agreement, and $83.6 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of June 30, 2018, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $4.7 million and $5.3 million in the second quarters of 2018 and 2017, respectively, and $10.7 million and $10.2 million for the respective year-to-date periods.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income net gains of $30.9 million and $14.0 million associated with these hedges in the second quarter and year-to-date period of 2018 and losses of $10.8 million and $32.1 million for the respective periods of 2017. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the year-to-date periods ended June 30, 2018 and July 1, 2017 were outflows of $7.8 million and $1.6 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of June 30, 2018 and December 30, 2017, the notional amounts of outstanding forward contracts to purchase currencies were $86.0 million and $111.1 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $74.2 million and $112.1 million, respectively. As of June 30, 2018, the notional values of the largest positions outstanding were to purchase $69.3 million of U.S. dollars and to sell $13.7 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of June 30, 2018 and December 30, 2017. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Jun 30, 2018	Dec 30, 2017	Balance sheet location	Jun 30, 2018	Dec 30, 2017
Foreign exchange contracts	Non-trade amounts receivable	$32.5	$32.2	Accrued liabilities	$18.6	$29.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the second quarters of 2018 and 2017:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2018	2017		2018	2017
Foreign exchange contracts	Other expense	$(29.9)	$10.0	Other expense	$28.9	$(10.0)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the second quarters of 2018 and 2017:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2018	2017		2018	2017		2018	2017
Foreign exchange contracts	$4.9	$(1.6)	Cost of products sold	$1.8	$0.1	Interest expense	$(0.7)	$(1.1)
Net equity hedging relationships
Foreign exchange contracts	33.8	(13.2)				Interest expense	(5.4)	(6.3)
Euro denominated debt	5.7	(3.6)
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended June 30, 2018 and July 1, 2017:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2018	2017		2018	2017
Foreign exchange contracts	Other expense	$(14.8)	$38.2	Other expense	$14.2	$(38.1)
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended June 30, 2018 and July 1, 2017:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2018	2017		2018	2017		2018	2017
Foreign exchange contracts	$4.1	$(6.0)	Cost of products sold	$1.9	$1.7	Interest expense	$(1.8)	$(2.4)
Net equity hedging relationships
Foreign exchange contracts	16.2	(43.2)				Interest expense	(11.4)	(12.2)
Euro denominated debt	1.6	(6.9)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 11:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at June 30, 2018 and December 30, 2017. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $617.3 million at June 30, 2018, compared with the carrying value of $599.6 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 10 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 12:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarters and year-to-date periods ended June 30, 2018 and July 1, 2017 were as follows:

	Second Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$2.4	$2.7	$0.1	$0.1	$5.0	$5.3	$0.1	$0.1
Interest cost	1.4	1.4	0.1	0.1	2.8	2.8	0.2	0.3
Expected return on plan assets	(1.3)	(1.2)	—	—	(2.4)	(2.4)	—	—
Settlement/curtailment	0.3	—	—	—	0.4	0.8	—	—
Net amortization	0.3	0.4	(0.3)	(0.3)	0.3	0.7	(0.6)	(0.6)
Net periodic benefit cost	$3.1	$3.3	$(0.1)	$(0.1)	$6.1	$7.2	$(0.3)	$(0.2)
During the year-to-date periods ended June 30, 2018 and July 1, 2017, approximately $0.1 million and $0.9 million of pretax expense, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.7 million and $1.6 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the year-to-date periods ended June 30, 2018 and July 1, 2017, respectively.

Note 13:	Income Taxes
The effective tax rates for the second quarter and year-to-date periods of 2018 were 28.1 percent and 32.3 percent compared with negative 38.9 percent and positive 42.3 percent for the comparable 2017 periods. In 2017, the Company incurred impairment and other charges resulting in a loss for the second quarter and a related negative tax rate. The tax rate for the first quarter of 2018 was 38.8 percent. The decrease in the rate from the first quarter to the second quarter of 2018, was the result of a change in the mix of income, tax audit settlements, and certain actions taken by the Company to partially reduce the negative impact of the international provisions of the newly enacted U.S. Tax Cuts and Jobs Act of 2017 (Tax Act), particularly the Global Intangible Low-Taxed Income (GILTI) provisions.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of June 30, 2018 and December 30, 2017, the Company's accrual for uncertain tax positions was $16.7 million and $19.8 million, respectively. The decrease in the accrual for uncertain tax positions was primarily due to audit closures in various jurisdictions. The Company estimates that as of June 30, 2018, approximately $15.9 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.3 million and $7.3 million as of the periods ended June 30, 2018 and December 30, 2017, respectively.
The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $0.5 million. For the remaining balance as of June 30, 2018, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment or reversal of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 14:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended June 30, 2018 and July 1, 2017, 22,494 and 9,256 shares, respectively, were retained to fund withholding taxes, with values totaling $1.1 million and $0.6 million, respectively, which were included as stock repurchases in the Condensed Consolidated Statements of Cash Flows.
Restricted cash is recorded in either prepaid and other current assets or in long-term other assets.

Note 15:	Stock Based Compensation
Stock option activity for 2018 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 30, 2017	3,045,316	$58.96
Granted	69,736	47.05
Expired / Forfeited	(6,594)	58.12
Exercised	(19,047)	25.46
Outstanding at June 30, 2018	3,089,411	$58.90	$—
Exercisable at June 30, 2018	1,784,764	$59.92	$—
The intrinsic value of options exercised totaled $3.0 million and $4.0 million in the second quarter and year-to-date periods of 2017, respectively, and was $0.4 million for both periods in 2018.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2018 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 30, 2017	635,507	$58.59
Time-vested shares granted	51,862	44.36
Market-vested shares granted	24,571	63.48
Performance shares granted	92,621	50.51
Performance share adjustments	(68,060)	54.46
Vested	(95,406)	70.97
Forfeited	(31,118)	59.67
June 30, 2018	609,977	$54.82
Compensation expense related to the Company's stock-based compensation for the second quarter and year-to-date periods ended June 30, 2018 and July 1, 2017 were as follows:

	Second Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Stock options	$0.9	$0.8	$1.7	$1.5
Time, performance and market vested share awards	2.8	3.6	5.3	7.7
As of June 30, 2018, total unrecognized stock-based compensation expense related to all stock based awards was $23.5 million, which is expected to be recognized over a weighted average period of 1.8 years.

Note 16:	Allowance for Long-Term Receivables
As of June 30, 2018, $16.0 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of June 30, 2018 was as follows:

(In millions)
Balance at December 30, 2017	$16.5
Provision and reclassifications	(0.8)
Currency translation adjustment	(0.5)
Balance at June 30, 2018	$15.2

Note 17:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of June 30, 2018 and December 30, 2017 and for the quarter and year-to-date periods ended June 30, 2018 and July 1, 2017 for the Company (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.

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

Consolidating Statement of Income

	13 weeks ended June 30, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$536.7	$(1.3)	$535.4
Other revenue	—	19.6	1.9	(21.5)	—
Cost of products sold	—	2.1	194.6	(23.2)	173.5
Gross margin	—	17.5	344.0	0.4	361.9
Delivery, sales and administrative expense	3.3	23.1	246.0	0.4	272.8
Re-engineering and impairment charges	—	0.7	1.4	—	2.1
Gains on disposal of assets	—	—	12.4	—	12.4
Operating income (loss)	(3.3)	(6.3)	109.0	—	99.4
Interest income	5.1	0.6	11.1	(16.1)	0.7
Interest expense	10.3	15.8	1.9	(16.1)	11.9
Income from equity investments in subsidiaries	70.3	71.2	—	(141.5)	—
Other expense (income)	(0.2)	(14.5)	14.3	—	(0.4)
Income before income taxes	62.0	64.2	103.9	(141.5)	88.6
Provision (benefit) for income taxes	(1.8)	(2.5)	29.1	—	24.8
Net income	$63.8	$66.7	$74.8	$(141.5)	$63.8
Comprehensive income (loss)	$13.7	$14.0	$(1.1)	$(12.9)	$13.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 weeks ended July 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$574.0	$(1.1)	$572.9
Other revenue	—	32.7	6.4	(39.1)	—
Cost of products sold	—	6.4	214.1	(37.9)	182.6
Gross margin	—	26.3	366.3	(2.3)	390.3
Delivery, sales and administrative expense	4.5	23.2	273.6	(2.3)	299.0
Re-engineering and impairment charges	—	0.3	32.3	—	32.6
Impairment of goodwill and intangible assets	—	—	62.9	—	62.9
Gains on disposal of assets	—	—	3.1	—	3.1
Operating income (loss)	(4.5)	2.8	0.6	—	(1.1)
Interest income	5.1	0.3	9.5	(14.2)	0.7
Interest expense	9.5	14.6	1.7	(14.2)	11.6
Income (loss) from equity investments in subsidiaries	(12.0)	1.9	—	10.1	—
Other expense (income)	(1.0)	9.6	(7.9)	—	0.7
Income (loss) before income taxes	(19.9)	(19.2)	16.3	10.1	(12.7)
Provision (benefit) for income taxes	(2.2)	(4.6)	11.8	—	5.0
Net income (loss)	$(17.7)	$(14.6)	$4.5	$10.1	$(17.7)
Comprehensive income (loss)	$(10.9)	$(4.8)	$21.9	$(17.1)	$(10.9)

Consolidating Statement of Income

	26 weeks ended June 30, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,079.5	$(1.5)	$1,078.0
Other revenue	—	41.3	12.0	(53.3)	—
Cost of products sold	—	12.1	393.3	(52.9)	352.5
Gross margin	—	29.2	698.2	(1.9)	725.5
Delivery, sales and administrative expense	6.3	45.4	512.2	(1.9)	562.0
Re-engineering and impairment charges	—	1.0	8.7	—	9.7
Gains on disposal of assets	—	—	14.6	—	14.6
Operating income (loss)	(6.3)	(17.2)	191.9	—	168.4
Interest income	10.2	1.1	21.9	(31.8)	1.4
Interest expense	19.5	31.3	4.0	(31.8)	23.0
Income from equity investments in subsidiaries	111.1	141.7	—	(252.8)	—
Other expense (income)	(0.8)	(2.5)	3.1	—	(0.2)
Income before income taxes	96.3	96.8	206.7	(252.8)	147.0
Provision (benefit) for income taxes	(3.2)	(8.8)	59.5	—	47.5
Net income	$99.5	$105.6	$147.2	$(252.8)	$99.5
Comprehensive income	$57.1	$65.9	$97.2	$(163.1)	$57.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	26 weeks ended July 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,130.7	$(3.0)	$1,127.7
Other revenue	—	58.2	15.0	(73.2)	—
Cost of products sold	—	15.0	416.7	(71.4)	360.3
Gross margin	—	43.2	729.0	(4.8)	767.4
Delivery, sales and administrative expense	8.4	46.4	546.9	(4.8)	596.9
Re-engineering and impairment charges	—	0.7	34.2	—	34.9
Impairment of goodwill and intangible assets	—	—	62.9	—	62.9
Gains on disposal of assets	—	—	3.2	—	3.2
Operating income (loss)	(8.4)	(3.9)	88.2	—	75.9
Interest income	10.2	1.0	17.8	(27.8)	1.2
Interest expense	18.1	28.9	4.0	(27.8)	23.2
Income from equity investments in subsidiaries	39.9	80.6	—	(120.5)	—
Other expense (income)	(1.0)	25.0	(21.6)	—	2.4
Income before income taxes	24.6	23.8	123.6	(120.5)	51.5
Provision (benefit) for income taxes	(5.1)	(12.3)	39.2	—	21.8
Net income	$29.7	$36.1	$84.4	$(120.5)	$29.7
Comprehensive income	$72.7	$84.6	$154.7	$(239.3)	$72.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	June 30, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.4	$97.7	$(0.1)	$98.0
Accounts receivable, net	—	—	163.3	—	163.3
Inventories	—	—	281.5	0.1	281.6
Non-trade amounts receivable, net	—	26.8	36.6	—	63.4
Intercompany receivables	87.7	1,161.5	280.7	(1,529.9)	—
Prepaid expenses and other current assets	1.7	6.4	64.6	(47.9)	24.8
Total current assets	89.4	1,195.1	924.4	(1,577.8)	631.1
Deferred income tax benefits, net	33.4	72.5	136.9	(6.5)	236.3
Property, plant and equipment, net	—	62.8	208.7	—	271.5
Long-term receivables, net	—	—	18.4	0.1	18.5
Trademarks and tradenames, net	—	—	57.2	—	57.2
Goodwill	—	2.9	74.0	—	76.9
Investments in subsidiaries	1,245.3	1,333.9	—	(2,579.2)	—
Intercompany notes receivable	505.2	96.8	920.4	(1,522.4)	—
Other assets, net	0.5	0.6	73.8	(28.3)	46.6
Total assets	$1,873.8	$2,764.6	$2,413.8	$(5,714.1)	$1,338.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$3.1	$86.9	$0.1	$90.1
Short-term borrowings and current portion of long-term debt and capital lease obligations	256.2	—	1.6	—	257.8
Intercompany payables	1,084.8	275.7	169.4	(1,529.9)	—
Accrued liabilities	51.7	57.4	286.2	(47.9)	347.4
Total current liabilities	1,392.7	336.2	544.1	(1,577.7)	695.3
Long-term debt and capital lease obligations	599.6	—	4.4	—	604.0
Intercompany notes payable	47.7	1,170.4	304.3	(1,522.4)	—
Other liabilities	9.3	73.8	166.0	(34.8)	214.3
Shareholders' equity (deficit)	(175.5)	1,184.2	1,395.0	(2,579.2)	(175.5)
Total liabilities and shareholders' equity	$1,873.8	$2,764.6	$2,413.8	$(5,714.1)	$1,338.1

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 weeks ended June 30, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(29.5)	$69.2	$161.1	$(239.6)	$(38.8)
Investing Activities:
Capital expenditures	—	(14.6)	(23.0)	—	(37.6)
Proceeds from disposal of property, plant and equipment	—	—	33.1	—	33.1
Net intercompany loans	(47.6)	(64.1)	(8.7)	120.4	—
Net cash provided by (used in) investing activities	(47.6)	(78.7)	1.4	120.4	(4.5)
Financing Activities:
Dividend payments to shareholders	(70.2)	—	—	—	(70.2)
Dividend payments to parent	—	—	(236.0)	236.0	—
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Repurchase of common stock	(51.1)	—	—	—	(51.1)
Repayment of capital lease obligations	—	—	(1.3)	—	(1.3)
Net change in short-term debt	126.7	—	0.9	—	127.6
Net intercompany borrowings	71.4	9.8	35.6	(116.8)	—
Net cash provided by (used in) financing activities	77.1	9.8	(200.8)	119.2	5.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(7.1)	—	(7.1)
Net change in cash, cash equivalents and restricted cash	—	0.3	(45.4)	—	(45.1)
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of period	$—	$0.4	$101.7	$—	$102.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 weeks ended July 1, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(18.8)	$(29.5)	$80.3	$(17.8)	$14.2
Investing Activities:
Capital expenditures	—	(8.0)	(24.0)	—	(32.0)
Proceeds from disposal of property, plant and equipment	—	—	5.3	—	5.3
Net intercompany loans	28.5	1.2	(38.8)	9.1	—
Net cash provided by (used in) investing activities	28.5	(6.8)	(57.5)	9.1	(26.7)
Financing Activities:
Dividend payments to shareholders	(69.3)	—	—	—	(69.3)
Dividend payments to parent	—	—	(7.7)	7.7	—
Proceeds from exercise of stock options	9.9	—	—	—	9.9
Repurchase of common stock	(0.6)	—	—	—	(0.6)
Repayment of capital lease obligations	—	—	(1.2)	—	(1.2)
Net change in short-term debt	60.1	—	—	—	60.1
Net intercompany borrowings	(9.8)	35.9	(27.1)	1.0	—
Net cash provided by (used in) financing activities	(9.7)	35.9	(36.0)	8.7	(1.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	5.5	—	5.5
Net change in cash, cash equivalents and restricted cash	—	(0.4)	(7.7)	—	(8.1)
Cash, cash equivalents and restricted cash at beginning of year	—	0.5	95.6	(0.1)	96.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.1	$87.9	$(0.1)	$87.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 18:	New Accounting Pronouncements
In February 2018, the FASB issued an amendment to existing guidance on reclassification of certain tax effects from Accumulated Other Comprehensive Income. Under the amendment, the stranded tax effects resulting from the Tax Act are to be reclassified from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
In August 2017, the FASB issued an amendment to existing guidance on hedge accounting. Under the amendment, the impact of both the effective and ineffective components of a hedging relationship is required to be recorded in the same income statement line. After initial qualification, a qualitative assessment of effectiveness is permitted instead of a quantitative test for certain hedges. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company estimates that based on how it has operated historically between $10 million and $15 million in annual interest expense would have been reclassified into other line items of the Consolidated Statement of Income if the provisions of this amendment had been followed in prior years.
In February 2016, the FASB issued an amendment to existing guidance on lease accounting that requires the assets and liabilities arising from operating leases be presented in the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is in the process of gathering information to enable adoption, and identifying changes to its business processes and controls to support required reporting. As part of this, the Company is evaluating the specific impact of the adoption of this amendment on its Consolidated Financial Statements, though it does expect a significant increase in both assets and liabilities upon adoption due to recognition of right of use assets and related liabilities. Note 16 to Consolidated Financial Statements included in the Company's 2017 Annual Report on Form 10-K provides further details regarding the Company's undiscounted minimum rental commitments under non-cancelable operating leases.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 26 weeks ended June 30, 2018, compared with the 13 and 26 weeks ended July 1, 2017, and changes in financial condition during the 26 weeks ended June 30, 2018.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jun 30, 2018	Jul 1, 2017
Net sales	$535.4	$572.9	(7)%		(4)%	$(16.0)
Gross margin as percent of sales	67.6%	68.1%	(0.5)	pp	na	na
DS&A as percent of sales	50.9%	52.2%	(1.3)	pp	na	na
Impairment of goodwill	$—	$62.9	na		na	na
Operating income (loss)	$99.4	$(1.1)	na		na	$(3.9)
Net income (loss)	$63.8	$(17.7)	na		na	$(3.0)
Net income (loss) per diluted share	$1.26	$(0.35)	na		na	$(0.06)

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jun 30, 2018	Jul 1, 2017
Net sales	$1,078.0	$1,127.7	(4)%		(5)%	$6.0
Gross margin as percent of sales	67.3%	68.1%	(0.8)	pp	na	na
DS&A as percent of sales	52.1%	52.9%	(0.8)	pp	na	na
Impairment of goodwill	$—	$62.9	na		na	na
Operating income	$168.4	$75.9	+		+	$1.0
Net income	$99.5	$29.7	+		+	$0.7
Net income per diluted share	$1.95	$0.58	+		+	$0.01

_________________________

na	not applicable
+	change is greater than 100%
pp	percentage points
Reported sales decreased 7 percent compared with the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent. This included a 2 percentage point negative impact from the closure of Beauticontrol in 2017, as well as from the combination of the Tupperware and NaturCare businesses in Japan as of the beginning of 2018. The Company's businesses operating in emerging market economies were even with 2017 in local currency sales. The significant sales increases were in China, Fuller and Tupperware Mexico and Tupperware South Africa. The most significant sales decreases were in Brazil, India, and Indonesia. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 13 percent, primarily driven by the impact from the closure of Beauticontrol in 2017, as well as sales decreases in France and Tupperware Australia and New Zealand.
Operating and net income increased $100.5 million and $81.5 million respectively, in the second quarter, including $3.9 million and $3.0 million negative impacts from changes in foreign currency exchange rates, respectively. The increases primarily reflected the benefit of not having the $62.9 million impairment of goodwill related to Fuller Mexico that was recorded in the second quarter of 2017, lower pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017 and higher pre-tax gains in 2018 from real estate transactions. Net income was also impacted by higher income taxes on increased pretax income versus 2017.

Reported sales for the year-to-date period decreased 4 percent. Excluding the impact of changes in foreign currency exchange rates, sales decreased 5 percent. The factors impacting the year-to-date sales comparisons were largely the same as those impacting the second quarter, except in Germany, which had a significant decline in sales year-to-date. The net income comparisons were similar to those impacting the second quarter comparisons, though the drop through to profit from lower sales was higher on the year-to-date comparison.
Net cash flow from operating activities for the periods ending June 30, 2018 and July 1, 2017 was an outflow of $38.8 million and an inflow of $14.2 million, respectively. The unfavorable comparison was primarily due to amounts paid in connection with the Company's re-engineering program announced in 2017, increased income tax payments, higher outflows from the Company's fair value and net equity hedging activities and lower collections of receivables, in part due to recognizing more revenue later in the quarter as well as delays in recovery of non-income tax receivables.
Net Sales
Reported sales decreased 7 percent in the second quarter. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent. This included a 2 percentage point negative impact from the closure of Beauticontrol in 2017, as well as from the combination of the Tupperware and NaturCare businesses in Japan as of the beginning of 2018. The average impact of higher prices was 2 percent.
The Company's emerging market units accounted for 71 percent and 69 percent of sales in the second quarters of 2018 and 2017, respectively. In 2018, reported sales in these units decreased $19.4 million, or 5 percent, which included a negative $21.1 million impact from foreign currency exchange rates. The most significant local currency sales increase was in China due to the net addition of experience studios. Other units with meaningful increases were Fuller and Tupperware Mexico due to higher prices and order sizes and Tupperware South Africa from more active sellers. The sales growth in these units was offset by Brazil, from a less active and less productive sales force in light of political and macro-economic instability, by India, from a smaller, less productive sales force, and by Indonesia, from a smaller sales force from lower additions. The average impact of higher prices in the emerging market units was 3 percent.
Reported sales in the established market units decreased 10 percent. Excluding a positive $5.1 million impact of changes in foreign currency exchange rates, sales decreased 13 percent, which included a negative 6 percent impact from the Beauticontrol closure and the combination of units in Japan. Local currency sales decreased, in part, due to the smaller, less active sales forces in continental Europe, reflecting knock-on effects following the closure of the French manufacturing facility in the first quarter of 2018, most significantly in France and Germany. These decreases were partially offset by the benefit of a large business-to-business sale. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period may not be indicative of future trends. Sales also decreased in Tupperware Australia and New Zealand, from lower productivity. The impact of changes in pricing in the established market units was not significant.
On a year-to-date basis, emerging markets accounted for 70 percent and 68 percent of total Company sales in 2018 and 2017, respectively. Total sales on a reported basis in the emerging markets decreased $8.3 million or 1 percent, including a negative $15.4 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased in these units by 1 percent. Total sales on a reported basis in the established markets decreased $41.4 million, or 11 percent, for the year-to-date period of 2018, compared with the same period of 2017, which included a positive $21.4 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased in these units by 16 percent, which included a negative 6 percent impact from the Beauticontrol closure and the combination of units in Japan. The sources of the year-to-date fluctuations largely followed those of the second quarter comparison, except in Germany, which had a significant decline in sales year-to-date.
Compared with historical accounting under the previous guidance, the Company estimates revenue for the year-to-date period of 2018 would have been $6 million lower.
A more detailed discussion of the sales results by reporting segment is included in the segment results section in this Part I, Item 2.

As discussed in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes certain promotional costs in delivery, sales and administrative expense (DS&A). As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of revenue.
Gross Margin
Gross margin as a percentage of sales was 67.6 percent and 68.1 percent in the second quarters of 2018 and 2017, respectively. The decrease of 0.5 percentage point ("pp") primarily reflected an unfavorable mix of products sold and increased sales incentives, mainly in Brazil and Europe (0.9 pp) and higher resin costs (0.6 pp). This was partially offset by a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.3 pp), lower manufacturing costs, mainly in Europe (0.3 pp), less of an impact from inventory in Venezuela being included in cost of goods sold in 2018 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with the impact in 2017 (0.2 pp) and lower obsolescence expense (0.2 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.3 percent in 2018, compared with 68.1 percent for the same period of 2017. The factors leading to the 0.8 pp decrease primarily reflected an unfavorable mix of products sold and increased sales incentives, mainly in Brazil and Europe (1.2 pp) and higher resin costs (0.4 pp). This was partially offset by a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.4 pp) and lower manufacturing costs, mainly in Europe and North America (0.3 pp) and lower obsolescence expense (0.1 pp).
As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 50.9 percent in the second quarter of 2018, compared with 52.2 percent in 2017. The comparison reflected lower administrative expenses, mainly in Brazil, Corporate and France (0.9 pp), a favorable mix impact from relatively higher sales in certain units with lower than average DS&A (0.6 pp), more efficient promotional spending primarily in Brazil and Europe (0.5 pp) and a favorable impact of the 2017 closure of Beauticontrol, which had higher than average DS&A as a percentage of sales (0.4 pp). This was partially offset by higher distribution costs, mainly in Brazil and Tupperware North America (0.7 pp) and increased commissions primarily in Brazil and Japan (0.3 pp).
For the year-to-date periods, DS&A as a percentage of sales decreased to 52.1 percent from 52.9 percent in 2017, primarily reflecting lower administrative expenses, mainly in Brazil and Corporate (0.7 pp), a favorable mix impact from relatively higher sales in certain units with lower than average DS&A (0.6 pp), more efficient promotional spending primarily in Brazil and Fuller Mexico (0.6 pp) and a favorable impact of the 2017 closure of Beauticontrol, which had higher than average DS&A as a percentage of sales (0.4 pp). This was partially offset by higher distribution costs, mainly in Europe and Tupperware United States and Canada (0.8 pp), increased commissions primarily in Brazil and Japan (0.4 pp) and higher bad debt expense, mainly in Germany (0.2 pp).
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The Company recorded $2.1 million and $32.6 million in re-engineering charges during the second quarters of 2018 and 2017, respectively.
In 2018 and 2017, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2018 or 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. Year-to-date in 2018, the Company recorded $0.7 million in cost of sales for inventory obsolescence in connection with the Company's re-engineering program.

Under the Company's re-engineering program announced in July 2017, it expects to incur a total of $90 to $100 million in pretax costs, of which $76 million has been recorded starting in the second quarter of 2017 through the second quarter of 2018. The Company expects to incur an additional $6 million of pretax re-engineering costs in the remainder of 2018. The Company's estimates reflect about 65% of the total program cost will relate to severance and benefits, while the balance will predominantly relate to costs to exit leases and other contracts, mainly related to wind-down of Beauticontrol and closure of the French manufacturing facility, as well as the write-off of excess assets for which there are not expected to be disposal proceeds. Cash outflows associated with the overall program are expected to total $80 to $90 million, including $36 million paid through the second quarter of 2018, and an additional $18 million expected to be paid in the remainder of 2018. Both the cost and cash flow are before related asset sales that could bring proceeds of up to $35 to $45 million over time, including $28 million received in connection with the sale of assets in the first half of 2018. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with a small amount realized in 2017, about two-thirds of the annualized benefit to be realized in 2018 and the remainder in 2019 or 2020. After reinvestment of a portion of the benefits, improved profitability in 2018 will be reflected most significantly through lower cost of products sold in the second half, and also through lower DS&A.
Sale Leaseback transaction
In April 2018, the Company executed a sale and leaseback of its distribution facility in Japan. The lease has an initial term of 6 years and 5 months. The transaction resulted in cash proceeds of $22.4 million and a deferred gain of $7.9 million, which was recorded as a liability and will be amortized over the lease term. The Company recorded a gain of $9.5 million in connection with this transaction.
Net Interest Expense
Net interest expense was $11.2 million in the second quarter of 2018, compared with $10.9 million in 2017. The increase in net interest expense in the year-over-year comparisons was primarily due to the impact of higher interest rates on higher average borrowings, partially offset by less expense related to forward points from the Company's hedging activities.
Tax Rate
The effective tax rates for the second quarter and year-to-date periods of 2018 were 28.1 percent and 32.3 percent compared with negative 38.9 percent and positive 42.3 percent for the comparable 2017 periods. In 2017, the Company incurred impairment and other charges resulting in a loss for the second quarter and a related negative tax rate. The tax rate for the first quarter of 2018 was 38.8 percent. The decrease in the rate from the first quarter to the second quarter of 2018, was the result of a change in the mix of income, tax audit settlements, and certain actions taken by the Company to partially reduce the negative impact of the international provisions of the newly enacted Tax Act, particularly the GILTI provisions.
The Company continues to evaluate the impact of the GILTI provisions under the Tax Act, which are complex and subject to continuing regulatory interpretation by the IRS. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on further guidance issued by the IRS, and on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its Consolidated Financial Statements may be required based on the outcome of this election.
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

Net Income
Net income increased $81.5 million in the second quarter of 2018 compared with 2017, which included a $3.0 million negative impact on the comparison from changes in foreign currency exchange rates. The increase primarily reflected the benefit of not having the $62.9 million non-cash, impairment of the purchase accounting goodwill in Fuller Mexico that was recorded in the second quarter of 2017, $30.5 million lower pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017, as well as $9.3 million higher pre-tax gains in 2018 from real estate transactions. This was partially offset by segment profit decrease in South America, primarily from Brazil. Net income was also negatively impacted by higher income taxes on increased pretax income versus 2017.
For the year-to-date period, net income increased $69.8 million, compared with 2017, including a positive 0.7 million translation impact from changes in foreign currency exchange rates. The factors impacting the comparison were largely the same as for the quarter.
A more detailed discussion of the sales results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 92 percent and 91 percent of sales in the second quarter and year-to-date periods of 2018 and 2017, respectively. These units generated 96 percent of net segment profit in the second quarters of both years and 97 percent of net segment profit in the year-to-date periods of both years.
The sale of beauty products generated 14 percent of sales in the second quarter and year-to-date periods of 2018, and 15 percent in the second quarter and year-to-date periods of 2017.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$132.7	$135.4	(2)%		(4)%	$3.5	25	24
Segment profit	15.1	11.9	28		25	0.2	15	11

Segment profit as percent of sales	11.4%	8.8%	2.6	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$276.6	$284.9	(3)%		(10)%	$22.1	26	25
Segment profit	27.5	31.8	(13)		(21)	3.0	15	16

Segment profit as percent of sales	9.9%	11.2%	(1.3)	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales decreased 2 percent compared with the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent compared with the second quarter of 2017, reflecting lower volume in the segment's established market units. On average, prices were even in the second quarter compared with 2017.

Emerging markets accounted for $58.3 million and $53.9 million, or 44 percent and 40 percent of the reported sales in the segment in the second quarters of 2018 and 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, the emerging market units' sales increased by 10 percent, primarily reflecting more active sellers and higher prices in Tupperware South Africa.
The established market units' reported sales decreased 9 percent. Excluding the impact of changes in foreign currency exchange rates, these units decreased 14 percent, reflecting smaller, less active sales forces in continental Europe, in part, due to service issues in the first quarter of 2018, and perception issues, following the closure of the French manufacturing facility, most significantly in Germany and France. This was partially offset by the benefit of a relatively large business-to-business sale in Germany.
Segment profit increased $3.2 million in the second quarter of 2018 versus 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $3.0 million, despite lower sales that carried lower gross margins, primarily reflecting lower promotional spending and reduced operating costs from the Company's re-engineering efforts beginning in 2017.
On a year-to-date basis, reported sales decreased 3 percent compared with 2017. Excluding the impact of changes in foreign currency exchange rates, sales in 2018 were down 10 percent compared with 2017. The factors impacting the sales comparison were largely the same as for the quarter.
Year-to-date segment profit decreased 13 percent on a reported basis, and was down 21 percent in local currency. The decrease was primarily due to the lost contribution margin, in light of lower sales in the first quarter of 2018, most significantly in France and Germany, as well as higher bad debt expense in Germany.
The euro was the main currency that impacted the second quarter year-over-year sales comparisons. The euro and South African rand impacted the year-to-date sales and profit comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$180.0	$183.5	(2)%		(4)%	$3.2	34	32
Segment profit	45.4	46.2	(2)		(5)	1.8	45	43

Segment profit as percent of sales	25.2%	25.2%	—	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$352.2	$360.8	(2)%		(5)%	$10.8	33	32
Segment profit	83.3	86.2	(3)		(7)	3.9	44	42

Segment profit as percent of sales	23.7%	23.9%	(0.2)	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 2 percent compared with the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent. The average impact of higher prices was 1 percent.

Emerging markets accounted for $154.3 million and $154.6 million, or 86 percent and 84 percent of reported sales in the second quarters of 2018 and 2017, respectively. Excluding the positive $3.2 million impact from changes in foreign currency exchange rates, sales in these units decreased 2 percent compared with 2017. The most significant decrease was in Indonesia from smaller, less active sales force in connection with the response to the Company's product and promotional programs, as well as lower sales force additions. India also had lower sales due to a smaller, less productive sales force from lower additions, as well as the impact from a nationwide goods and services tax that began in July 2017. This was partially offset by China, primarily related to the net addition of experience studios. China ended the quarter with 6,600 experience studios, which was 14 percent more than at the end of the second quarter of 2017.
The units operating in the established markets decreased 11 percent in both reported and local currency sales, primarily reflecting lower sales force productivity in Tupperware Australia and New Zealand and the combination of the Tupperware and NaturCare businesses in Japan as of the beginning of 2018.
Segment profit decreased 2 percent compared with the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit was down 5 percent compared with 2017, primarily reflecting lower drop-through to profit on lower sales in Indonesia and Tupperware Australia and New Zealand, partially offset by increased profit in China.
On a year-to-date basis, reported sales decreased 2 percent compared with the same period of 2017. Excluding the impact of foreign currency exchange rates, sales decreased 5 percent compared with 2017. Local currency sales and segment profit variances largely mirrored those of the quarter.
The Chinese renminbi and the Malaysian ringgit had the most meaningful impact on year-over-year sales comparisons with the Chinese renminbi having the most meaningful impact on the profit comparison.
North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$136.8	$141.8	(4)%		(1)%	$(3.2)	25	25
Segment profit	22.7	20.7	9		13	(0.7)	22	20

Segment profit as percent of sales	16.6%	14.6%	2.0	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$271.8	$273.1	—%		(1)%	$1.8	25	24
Segment profit	41.7	36.5	14		14	0.1	22	19

Segment profit as percent of sales	15.3%	13.4%	1.9	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales in the second quarter of 2018 decreased 4 percent compared with the second quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 1 percent. This included a 7 percentage point negative impact from the closure of Beauticontrol in 2017. The average impact of higher prices was 3 percent.

Emerging markets accounted for $79.6 million and $76.6 million, or 58 percent and 54 percent of the reported sales in the segment in the second quarters of 2018 and 2017, respectively. On a local currency basis, the emerging market units' sales increased 9 percent, primarily reflecting higher prices and more productive sales forces in response to enhanced merchandising and product propositions in Fuller and Tupperware Mexico.
The established markets' reported sales decreased 12 percent reflecting the closure of Beauticontrol, partially offset by an increase in the United States and Canada due to higher sales force activity from attractive promotional offers.
Reported segment profit increased 9 percent in the second quarter of 2018. Excluding the impact of foreign currency exchange rates, profit increased 13 percent, reflecting higher drop-through from higher sales in Fuller and Tupperware Mexico, along with the absence of a $1.1 million 2017 loss by Beauticontrol.
Reported sales were even on a year-to-date basis. Excluding the impact of foreign currency, sales decreased 1 percent. This included a 7 percentage point negative impact from the closure of Beauticontrol in 2017 and 2 percentage point positive impact from changes in revenue recognition. Year-to-date reported and local currency segment profit increased 14 percent. Local currency sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.
South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$85.9	$112.2	(23)%		(7)%	$(19.5)	16	19
Segment profit	17.8	27.9	(36)		(23)	(4.9)	18	26

Segment profit as percent of sales	20.7%	24.9%	(4.2)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 30, 2018	Jul 1, 2017					2018	2017
Net sales	$177.4	$208.9	(15)%		(2)%	$(28.7)	16	19
Segment profit	35.1	46.1	(24)		(12)	(6.2)	19	23

Segment profit as percent of sales	19.8%	22.1%	(2.3)	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 23 percent in the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent, mainly due to lower sales force activity and productivity in Brazil reflecting political and macro-economic instability that included a 10-day road blockade by truck drivers, incremental to the already tough consumer spending and credit environment. The average impact of higher prices was 3 percent, mainly due to inflation in Argentina. All of the businesses in this segment operate in emerging market economies.
Reported segment profit decreased $10.1 million or 36 percent in the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 23 percent reflecting the drop-through on lower sales, elevated costs in Brazil connected with the supply chain related to the customs strike impact on product availability and disruption from the truckers' blockade.
The year-to-date sales and profit comparisons largely mirrored the quarter.

The Argentine peso, the Brazilian real and the Venezuelan bolivar had the most significant impacts on the year-over-year sales comparisons, with the Brazilian real and the Venezuelan bolivar having the most significant impacts on the profit comparison.
Inflation in Argentina has been at relatively high levels over the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Argentina. This blended index is expected to reach cumulative three-year inflation in excess of 100 percent in 2018. As such, the Company will transition to highly inflationary status as of July 1, 2018. Gains and losses resulting from the translation of monetary assets in the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the June 30, 2018, the Company had approximately $0.6 million of net monetary assets in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position decreased by $35.9 million compared with the end of 2017. Excluding the impact of changes in foreign currency exchange rates, working capital decreased $26.3 million, primarily reflecting a $165.4 million increase in short-term borrowings, net of cash and cash equivalents offset by a $60.6 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, as well as payments during the year under the Company's restructuring program, a $32.6 million increase in inventory, related to expectations for future sales and lower than expected sell through, a $25.8 million increase in accounts receivable due to the level and timing of sales around the end of each period and a $10.9 million increase related to amounts on the balance sheet for hedging activities.
The Company continues to carry debt in connection with the $600 million senior notes due in 2021.
As of June 30, 2018, the Company had total borrowings of $256.2 million outstanding under its Credit Agreement, including $94.5 million denominated in euro. In July, 2018, subsequent to the end of second quarter, the Company increased its euro denominated borrowings under its Credit Agreement by €132 million and used the proceeds to repay an equivalent value of its outstanding U.S. dollar borrowings, which better aligns debt with cash flow.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout the first six months of 2018, the base rate cannot be below zero under the Credit Agreement. As of June 30, 2018, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR-based borrowings of 2.8 percent.
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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of June 30, 2018, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” in this Part II, Item 7 and in the Company’s other reports filed with the SEC could impact the Company’s ability to comply with these covenants.
At June 30, 2018, the Company had $426.0 million of unused lines of credit, including $342.4 million under the committed, secured Credit Agreement, and $83.6 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million.
See Note 9 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions, as well as its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $98.0 million as of June 30, 2018, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $98.0 million as of June 30, 2018. Of this amount, $96.5 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 11 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. The Company is in the process of evaluating the impact of the Tax Act on its indefinite reinvestment assertion with respect to accumulated earnings of certain foreign subsidiaries. Other than for the one-time mandatory repatriation transition tax charge, no U.S. federal income taxes or foreign withholding taxes have been recorded related to earnings for which there is an indefinite reinvestment assertion. The Company expects to complete its assessment within the measurement period allowed by SAB 118 that extends to the fourth quarter of 2018, and when that assessment is completed, it is possible that additional expense will be recorded, and that amount may be significant. Withholding taxes would be due in some jurisdictions when foreign earnings are repatriated.
The Company’s most significant foreign currency exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah and the Mexican peso. Business units in which the Company generated at least $100 million of sales in 2017 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and Tupperware United States and Canada. Of these units, sales by China and Tupperware United States and Canada exceeded $200 million, while sales in Brazil exceeded $300 million. Downturns in the Company's business in these units, including but not limited to, difficulties in making additions to, retention and activity of the Company's independent sales force or the success of new products and/or promotional programs and weakening of applicable foreign currency exchange rates versus the U.S. dollar, could adversely impact the Company's ability to generate operating cash flows.
Operating Activities: Net cash from operating activities in the year-to-date periods ended June 30, 2018 and July 1, 2017 were an outflow of $38.8 million and an inflow $14.2 million, respectively. The unfavorable comparison was primarily due to amounts paid in connection with the Company's re-engineering program announced in 2017, increased income tax payments, higher outflows from the Company's fair value and net equity hedging activities and lower collections of receivables, in part due to recognizing more revenue later in the quarter as well as delays in recovery of non-income tax receivables.
Investing Activities: During the year-to-date periods ended June 30, 2018 and July 1, 2017, the Company had $37.6 million and $32.0 million, respectively, of capital expenditures. In both 2018 and 2017, the most significant capital expenditures were related to molds. In 2018 and 2017, capital expenditures included $5.8 million and $9.7 million, respectively, related to supply chain capabilities, excluding molds, and $9.6 million and $4.2 million, respectively, on various global information technology projects. In addition the Company also spent $5.5 million in 2018 for land development near its Orlando headquarters. There were proceeds from the sale of long-term assets of $33.1 million and $5.3 million in 2018 and 2017, respectively.
Financing Activities: Dividends paid to shareholders were $70.2 million and $69.3 million in the first half of 2018 and 2017, respectively. Proceeds received from the exercise of stock options were $0.3 million and $9.9 million in the first half of 2018 and 2017, respectively. The Company also increased revolver borrowings under its Credit Agreement by $127.6 million and $60.1 million in the first half of 2018 and 2017, respectively for the funding of operating, investing and financing activities.

Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. Under this program, the company repurchased 1.1 million shares for $50.0 million in the second quarter of 2018. There were no share repurchases under this program in 2017. Since 2007, the Company has spent $1.34 billion to repurchase 22.4 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target, over time, a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement).
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first half of 2018 and 2017, 22,494 and 9,256 shares were retained to fund withholding taxes, totaling $1.1 million and $0.6 million, respectively.
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
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout the first six months of 2018, the base rate cannot be below zero under the Credit Agreement. As of June 30, 2018, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 2.8 percent.
As of June 30, 2018, the Company had total borrowings of $256.2 million outstanding under its Credit Agreement, with $94.5 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted. In July, 2018, subsequent to the end of second quarter, the Company increased its euro denominated borrowings under its Credit Agreement by €132 million and used the proceeds to repay an equivalent value of its outstanding U.S. dollar borrowings.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended June 30, 2018 and July 1, 2017, the cash flow impact of these currency hedges was outflows of $7.8 million and $1.6 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of June 30, 2018 were to buy $69.3 million of U.S. dollars and to sell $13.7 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 30, 2018, the Company was in a net receivable position of approximately $13.9 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. The Company records the impact of forward points in net interest expense.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2018 cost of sales will include approximately $140 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of its resins are “polyolefins” (simple chemical structure, easily refined from oil and natural gas), and as such, the price of these is typically strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of its resins is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $14 million compared with the prior year. In the second quarter of 2018, there was a $3 million negative impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2017. For full year 2018 compared with 2017, there is an estimated $10 million negative impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases, when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, should circumstances warrant, the Company may consider such contracts in the future.
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

Data Privacy Regulations
The Company is subject to a number of U.S. federal and state and foreign laws and regulations regarding data use and privacy. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted in ways that could harm the Company’s business. These may involve data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, data security, and data retention and deletion. Foreign data protection, privacy, content, and other laws and regulations can be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with the Company’s current policies and practices. Proposed or new legislation and regulations could also significantly affect the Company’s business. There currently are a number of new regulations, as well as proposals pending before federal, state, and foreign legislative and regulatory bodies. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and includes new operational requirements for companies that receive or process personal data of residents of the European Union (and the European Economic Area), with significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of the Company’s business operations. Violations of data privacy and use regulations could subject the Company to substantial monetary fines and other penalties that could negatively affect its financial condition and results of operations.

Forward-Looking Statements

Certain statements made or incorporated by reference in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not based on historical facts or information are forward-looking statements. Statements that include the words “believes,” “expects,” “anticipates,” “intends,” “projects,” “estimates,” “plans” and similar expressions or future tense or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and not historical facts. Where, in any forward-looking statement, the Company expresses an expectation or belief as to future results or events, such expectation or belief is based on the current plans and expectations at the time this report is filed with the SEC or, with respect to any documents or statements incorporated by reference, on the then current plans and expectations at the time such document was filed with the SEC, or statement was made. Such forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those projected in forward-looking statements. Except as required by law, and as outlined below, the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events, new information or changes to future results over time or otherwise. Such risks and uncertainties include, among others, the following:

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

•	success of new products and promotional programs;

•	the ability to implement appropriate product mix and pricing strategies;

•	governmental regulation of materials used in products coming into contact with food (e.g. polycarbonate and polyethersulfone), as well as beauty, personal care and nutritional products;

•	governmental regulation and consumer tastes related to the use of plastic in products and/or packaging material;

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly Argentina, Ecuador and Egypt due to government regulations and restrictions;

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

•
general social, economic and political conditions in markets, such as in Argentina, Brazil, Ecuador, Egypt, Greece, India, Kazakhstan, Russia, Turkey and Ukraine and other countries impacted by such events;

•
issues arising out of the sovereign debt in the countries in which the Company operates, such as in Argentina and those in the Euro zone, resulting in potential economic and operational challenges for the Company's supply chains, heightened counterparty credit risk due to adverse effects on customers and suppliers, exchange controls (such as in Argentina and Egypt) and translation risks due to potential impairments of investments in affected markets;

•	disruptions resulting from either internal or external labor strikes, work stoppages, or similar difficulties, particularly in Brazil, France, India and South Africa;

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

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;

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

•
the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to the Tax Act in the United States and non-income taxes issues in Brazil and India;

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
4/1/18 - 5/5/18	213,551	$44.78	213,551	$703,584,568
5/6/18 - 6/2/18	907,025	44.58	907,025	663,147,873
6/3/18 - 6/30/18	—	—	—	663,147,873
	1,120,576	$—	1,120,576	$663,147,873
_________________________

(a)	Open market repurchases are being made under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent, of which $663.1 million remained unspent as of June 30, 2018.

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on July 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

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
July 31, 2018