Form 10-Q
period 2018-09-29
TUPPERWARE BRANDS CORP
filed 2018-11-02
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 29, 2018
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
As of October 29, 2018, 48,580,895 shares of the common stock, $0.01 par value, of the registrant were outstanding.

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Income 13 weeks ended September 29, 2018 and September 30, 2017 and 39 weeks ended September 29, 2018 and September 30, 2017	3

	Consolidated Statements of Comprehensive Income 13 weeks ended September 29, 2018 and September 30, 2017 and 39 weeks ended September 29, 2018 and September 30, 2017	4

	Consolidated Balance Sheets September 29, 2018 and December 30, 2017	5

	Condensed Consolidated Statements of Cash Flows 39 weeks ended September 29, 2018 and September 30, 2017	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$485.8	$539.5	$1,563.8	$1,667.2
Cost of products sold	164.1	182.7	516.6	543.0
Gross margin	321.7	356.8	1,047.2	1,124.2

Delivery, sales and administrative expense	253.0	283.5	815.0	880.4
Re-engineering and impairment charges	3.0	9.0	12.7	43.9
Impairment of goodwill	—	—	—	62.9
Gains on disposal of assets	1.5	4.1	16.1	7.3
Operating income	67.2	68.4	235.6	144.3

Interest income	0.6	0.8	2.0	2.0
Interest expense	11.3	11.5	34.3	34.7
Other (income) expense	(0.6)	1.3	(0.8)	3.7
Income before income taxes	57.1	56.4	204.1	107.9

Provision for income taxes	18.0	25.0	65.5	46.8
Net income	$39.1	$31.4	$138.6	$61.1

Earnings per share:
Basic	$0.79	$0.62	$2.75	$1.20
Diluted	0.79	0.61	2.74	1.19

Weighted-average shares outstanding:
Basic	49.3	50.9	50.3	50.8
Diluted	49.4	51.3	50.5	51.3

Dividends declared per common share	$0.68	$0.68	$2.04	$2.04

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$39.1	$31.4	$138.6	$61.1
Other comprehensive income:
Foreign currency translation adjustments	(18.0)	2.9	(63.0)	55.1
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of ($0.2), ($0.2), ($0.5) and $1.6, respectively	(0.4)	(0.1)	1.4	(6.0)
Pension and other post-retirement benefits (costs), net of tax benefit of $0.0, $0.6, $0.0 and $2.0, respectively	0.4	(1.2)	1.2	(4.5)
Other comprehensive income	(18.0)	1.6	(60.4)	44.6
Total comprehensive income	$21.1	$33.0	$78.2	$105.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 29, 2018	December 30, 2017
ASSETS
Cash and cash equivalents	$117.6	$144.1
Accounts receivable, less allowances of $44.7 and $38.2, respectively	157.9	144.4
Inventories	279.6	262.2
Non-trade amounts receivable, net	46.0	58.6
Prepaid expenses and other current assets	28.0	21.2
Total current assets	629.1	630.5
Deferred income tax benefits, net	266.6	278.0
Property, plant and equipment, net	274.2	278.2
Long-term receivables, less allowances of $17.8 and $16.5, respectively	18.4	19.3
Trademarks and tradenames, net	55.7	62.5
Goodwill	77.2	78.9
Other assets, net	43.4	40.6
Total assets	$1,364.6	$1,388.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$87.9	$124.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	332.3	133.0
Accrued liabilities	362.4	401.4
Total current liabilities	782.6	658.8
Long-term debt and capital lease obligations	603.8	605.1
Other liabilities	212.8	243.5
Shareholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	220.9	217.8
Retained earnings	1,079.2	1,043.1
Treasury stock, 15,026,195 and 12,549,392 shares, respectively, at cost	(945.5)	(851.5)
Accumulated other comprehensive loss	(589.8)	(529.4)
Total shareholders' deficit	(234.6)	(119.4)
Total liabilities and shareholders' deficit	$1,364.6	$1,388.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 29, 2018	September 30, 2017
Operating Activities:
Net cash provided by operating activities	$13.6	$82.0
Investing Activities:
Capital expenditures	(55.2)	(52.6)
Proceeds from disposal of property, plant and equipment	36.5	11.7
Net cash used in investing activities	(18.7)	(40.9)
Financing Activities:
Dividend payments to shareholders	(104.1)	(103.9)
Proceeds from exercise of stock options	0.3	9.9
Repurchase of common stock	(101.3)	(0.6)
Repayment of capital lease obligations	(1.6)	(1.6)
Net change in short-term debt	200.7	76.1
Net cash used in financing activities	(6.0)	(20.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13.5)	6.4
Net change in cash, cash equivalents and restricted cash	(24.6)	27.4
Cash, cash equivalents and restricted cash at beginning of year	147.2	96.0
Cash, cash equivalents and restricted cash at end of period	$122.6	$123.4

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
Under the new guidance, the contract is defined as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts.  Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met. The impact as of the end of the third quarter of 2018 from deferred revenue was not material.
Compared with historical accounting under the previous guidance, the Company estimates revenue would have been $2 million higher and $4 million lower in the third quarter and the year-to-date period of 2018, respectively. This primarily reflects, under previous guidance in 2017, certain operating units recording revenue upon delivery that are now recording revenue upon shipment under the new guidance. The impact to the Company's consolidated balance sheet as a result of adopting the new guidance was not significant.
The Company primarily disaggregates revenue based on geography. Refer to disaggregation information included in Note 9 to the Consolidated Financial Statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Foreign Currency Translation: Inflation in Argentina has been at relatively high levels over the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Argentina. This blended index is expected to reach cumulative three-year inflation in excess of 100 percent in 2018. The Company transitioned to highly inflationary status for Argentina as of July 1, 2018. Gains and losses resulting from the translation of monetary assets in the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the September 29, 2018, the Company had approximately $0.1 million of net monetary liabilities in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expense (“DS&A”). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense were $32.5 million and $35.0 million for the third quarters of 2018 and 2017, respectively, and $103.8 million and $105.5 million for the respective year-to-date periods.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $73.0 million and $86.4 million for the third quarters of 2018 and 2017, respectively, and $244.1 million and $274.0 million for the respective year-to-date periods.

Note 4:	Inventories

(In millions)	September 29, 2018	December 30, 2017
Finished goods	$221.8	$203.5
Work in process	25.9	26.0
Raw materials and supplies	31.9	32.7
Total inventories	$279.6	$262.2

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$39.1	$31.4	$138.6	$61.1
Weighted average shares of common stock outstanding	49.3	50.9	50.3	50.8
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.1	0.4	0.2	0.5
Weighted average common and common equivalent shares outstanding	49.4	51.3	50.5	51.3
Basic earnings per share	$0.79	$0.62	$2.75	$1.20
Diluted earnings per share	$0.79	$0.61	$2.74	$1.19
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.3	1.0	2.8	1.0

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Other comprehensive income (loss) before reclassifications	(63.0)	4.5	0.8	(57.7)
Amounts reclassified from accumulated other comprehensive loss	—	(3.1)	0.4	(2.7)
Net current-period other comprehensive income (loss)	(63.0)	1.4	1.2	(60.4)
Balance at September 29, 2018	$(564.9)	$3.0	$(27.9)	$(589.8)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	55.1	(5.4)	(5.2)	44.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.6)	0.7	0.1
Net current-period other comprehensive income (loss)	55.1	(6.0)	(4.5)	44.6
Balance at September 30, 2017	$(489.2)	$(1.1)	$(36.6)	$(526.9)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $4.2 million and $1.0 million for the year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. Associated with these items were tax provisions of $1.1 million and $0.4 million, respectively. See Note 11 for further discussion of derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

For the year-to-date periods ended September 29, 2018 and September 30, 2017, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.6 million and $1.1 million, actuarial losses of $0.3 million and $1.1 million, and pension settlement costs of $0.6 million and $0.9 million, respectively. Associated with these items was a tax provision of $0.1 million in 2018 and benefit of $0.2 million in 2017. See Note 13 to the Consolidated Financial Statements for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $3.0 million and $9.0 million in re-engineering charges during the third quarters of 2018 and 2017, respectively, and $12.7 million and $43.9 million for the respective year-to-date periods.
In 2018 and 2017, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. In the year-to-date periods of 2018 and 2017, the Company recorded $1.0 million and $3.2 million, respectively, in cost of sales for inventory obsolescence in connection with its re-engineering program.
The total cost of the restructuring actions is estimated to be $90 million to $100 million from the second quarter of 2017 forward. This excludes the benefit of selling fixed assets that have, or will become excess in light of the re-engineering actions. The Company expects about 90 percent of second quarter 2017 and forward re-engineering costs to require cash outflows, and for these to be funded with cash flow from operations as well as asset sales as a result of the restructuring actions, notwithstanding the timing during each fiscal year in which the Company generates the majority of its cash. Of the total costs, the Company estimates that about 65 percent relates to severance and benefits related to headcount reductions, while the balance is predominantly related to costs to exit leases and other contracts, mainly related to wind-down of Beauticontrol and closure of the French manufacturing facility, as well as write-offs of excess assets for which there are not expected to be disposal proceeds.
The re-engineering charges by segment during the third quarter and year-to-date period ended September 29, 2018 were as follows:

	Third Quarter	Year-to-Date
(In millions)	2018	2018
Europe	$0.5	$7.0
Asia Pacific	—	0.8
North America	1.8	3.8
South America	0.7	1.1
Total re-engineering charges	$3.0	$12.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges as of September 29, 2018 and December 30, 2017 were as follows:

(In millions)	September 29, 2018	December 30, 2017
Beginning of the year balance	$45.4	$1.6
Provision	12.7	63.7
Non-cash charges	(0.5)	(0.4)
Adjustments	5.5	—
Cash expenditures:
Severance	(20.4)	(12.7)
Other	(11.6)	(6.8)
Currency translation adjustment	(0.3)	—
End of period balance	$30.8	$45.4
The accrual balance as of September 29, 2018, related primarily to severance payments to be made through the second quarter of 2019. Adjustments to the re-engineering accrual in the table above relate to short-term pension obligations extinguished and re-classified in connection with severance obligations to be paid as part of the closure of the supply chain facility in France.

Note 8:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. In the third quarters of 2018 and 2017, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments.
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below their recent trend lines and were expected to fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, recording an impairment charge of $62.9 million. The remaining goodwill in Fuller Mexico is $17.8 million.

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
Worldwide sales of beauty and personal care products totaled $66.6 million and $86.8 million in the third quarters of 2018 and 2017, respectively, and $214.9 million and $253.1 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales:
Europe	$112.3	$110.8	$388.9	$395.7
Asia Pacific	170.0	184.4	522.2	545.2
North America	123.3	139.1	395.1	412.2
South America	80.2	105.2	257.6	314.1
Total net sales	$485.8	$539.5	$1,563.8	$1,667.2
Segment profit (loss):
Europe	$1.0	$(2.4)	$28.5	$29.4
Asia Pacific	43.7	49.5	127.0	135.7
North America	17.6	15.7	59.3	52.2
South America	15.6	23.6	50.7	69.7
Total segment profit	$77.9	$86.4	$265.5	$287.0
Unallocated expenses	(8.6)	(14.4)	(32.5)	(46.9)
Re-engineering and impairment charges (a)	(3.0)	(9.0)	(12.7)	(43.9)
Impairment of goodwill	—	—	—	(62.9)
Gains on disposal of assets	1.5	4.1	16.1	7.3
Interest expense, net	(10.7)	(10.7)	(32.3)	(32.7)
Income before taxes	$57.1	$56.4	$204.1	$107.9

(In millions)	September 29, 2018	December 30, 2017
Identifiable assets:
Europe	$303.0	$308.5
Asia Pacific	280.3	297.2
North America	318.5	266.3
South America	132.8	138.6
Corporate	330.0	377.4
Total identifiable assets	$1,364.6	$1,388.0
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 10:	Debt
Debt Obligations

(In millions)	September 29, 2018	December 30, 2017
Fixed rate senior notes due 2021	$599.6	$599.5
Five year Revolving Credit Agreement (a)	330.7	131.0
Belgium facility capital lease	5.8	7.5
Other	—	0.1
Total debt obligations	$936.1	$738.1
____________________

(a)	$250.6 million and $96.1 million denominated in euros as of September 29, 2018 and December 30, 2017, respectively.

Credit Agreement
As of September 29, 2018, the Company had a weighted average interest rate on outstanding LIBOR-based borrowings of 2.0 percent under its multicurrency Amended and Restated Credit Agreement (“Credit Agreement”) that has a final maturity date of June 9, 2020.
At September 29, 2018, the Company had $350.6 million of unused lines of credit, including $268.0 million under the committed, secured Credit Agreement, and $82.6 million available under various uncommitted lines around the world.
The Credit Agreement has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of September 29, 2018, and currently, the Company had considerable cushion under its financial covenants.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. The forward points on fair value hedges resulted in pretax gains of $4.3 million and $5.9 million in the third quarters of 2018 and 2017, respectively, and $15.1 million and $16.1 million for the respective year-to-date periods.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $1.1 million and gain of $12.9 million associated with these hedges in the third quarter and year-to-date period of 2018 and losses of $3.8 million and $35.9 million for the respective periods of 2017. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the year-to-date periods ended September 29, 2018 and September 30, 2017 were inflows of $3.5 million and $5.8 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of September 29, 2018 and December 30, 2017, the notional amounts of outstanding forward contracts to purchase currencies were $121.3 million and $111.1 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $101.1 million and $112.1 million, respectively. As of September 29, 2018, the notional values of the largest positions outstanding were to purchase $57.1 million of U.S. dollars and $29.1 million of euros and to sell $29.5 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of September 29, 2018 and December 30, 2017. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Sep 29, 2018	Dec 30, 2017	Balance sheet location	Sep 29, 2018	Dec 30, 2017
Foreign exchange contracts	Non-trade amounts receivable	$19.7	$32.2	Accrued liabilities	$14.8	$29.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the third quarters of 2018 and 2017:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2018	2017		2018	2017
Foreign exchange contracts	Other expense	$3.4	$2.1	Other expense	$(3.4)	$(2.1)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the third quarters of 2018 and 2017:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2018	2017		2018	2017		2018	2017
Foreign exchange contracts	$2.0	$(0.5)	Cost of products sold	$2.3	$(0.6)	Interest expense	$(1.1)	$(1.2)
Net equity hedging relationships
Foreign exchange contracts	(0.6)	(1.9)				Interest expense	(4.5)	(6.7)
Euro denominated debt	(0.8)	(4.0)
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the year-to-date periods ended September 29, 2018 and September 30, 2017:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2018	2017		2018	2017
Foreign exchange contracts	Other expense	$(11.4)	$40.3	Other expense	$10.8	$(40.2)
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended September 29, 2018 and September 30, 2017:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2018	2017		2018	2017		2018	2017
Foreign exchange contracts	$6.1	$(6.5)	Cost of products sold	$4.2	$1.0	Interest expense	$(2.9)	$(3.6)
Net equity hedging relationships
Foreign exchange contracts	15.6	(45.1)				Interest expense	(16.0)	(18.9)
Euro denominated debt	0.8	(10.9)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at September 29, 2018 and December 30, 2017. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $611.6 million at September 29, 2018, compared with the carrying value of $599.6 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarters and year-to-date periods ended September 29, 2018 and September 30, 2017 were as follows:

	Third Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$1.4	$2.7	$—	$—	$6.4	$8.1	$0.1	$0.1
Interest cost	1.4	1.4	0.1	0.2	4.2	4.2	0.3	0.5
Expected return on plan assets	(0.9)	(1.2)	—	—	(3.3)	(3.6)	—	—
Settlement/curtailment	0.2	0.1	—	—	0.6	0.9	—	—
Net amortization	0.4	0.4	(0.4)	(0.4)	0.7	1.0	(1.0)	(1.0)
Net periodic benefit cost	$2.5	$3.4	$(0.3)	$(0.2)	$8.6	$10.6	$(0.6)	$(0.4)
During the year-to-date periods ended September 29, 2018 and September 30, 2017, approximately $0.3 million and $0.9 million of pretax expense, respectively, were reclassified from other comprehensive income to a component of net periodic benefit cost. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $1.5 million and $2.0 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the year-to-date periods ended September 29, 2018 and September 30, 2017, respectively.

Note 14:	Income Taxes
The effective tax rates for the third quarter and year-to-date periods of 2018 were 31.6 percent and 32.1 percent compared with 44.3 percent and 43.4 percent for the comparable 2017 periods. The tax rate for the second quarter of 2018 was 28.1 percent. The increase in the rate from the second quarter to the third quarter of 2018, was the result of a change in the mix of income and an increase in the estimated valuation allowance needed for certain deferred tax assets that were partially offset by actions taken by the Company resulting in a reduction of the estimated full-year provision for the Global Intangible Low-Taxed income (GILTI) tax.
The Company continues to evaluate the impact of the GILTI provisions under the newly enacted U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) which are complex and subject to continuing regulatory interpretation by the U.S. Internal Revenue Service (“IRS”). The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI Tax rules will depend, in part, on further guidance issued by the IRS, and on analyzing its global income to determine whether it can reasonably estimate the tax impact. While the Company has included an estimate of GILTI in its estimated effective tax rate for 2018, it has not completed its analysis and is not yet able to determine which method to elect. Adjustments related to the amount of GILTI Tax recorded in its Consolidated Financial Statements may be required based on the outcome of this election.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

As of September 29, 2018 and December 30, 2017, the Company's accrual for uncertain tax positions was $14.9 million and $19.8 million, respectively. The decrease in the accrual for uncertain tax positions was primarily due to expired statute of limitation and audit closures in various jurisdictions. The Company estimates that as of September 29, 2018, approximately $14.6 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $6.7 million and $7.3 million as of the periods ended September 29, 2018 and December 30, 2017, respectively.
The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $2.0 million. For the remaining balance as of September 29, 2018, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment or reversal of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended September 29, 2018 and September 30, 2017, 22,494 and 9,256 shares, respectively, were retained to fund withholding taxes, with values totaling $1.1 million and $0.6 million, respectively, which were included as stock repurchases in the Condensed Consolidated Statements of Cash Flows.
Restricted cash is recorded in either prepaid and other current assets or in long-term other assets.

Note 16:	Stock Based Compensation
Stock option activity for 2018 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 30, 2017	3,045,316	$58.96
Granted	69,736	47.05
Expired / Forfeited	(6,594)	58.12
Exercised	(19,047)	25.46
Outstanding at September 29, 2018	3,089,411	$58.90	$—
Exercisable at September 29, 2018	1,784,764	$59.92	$—
The intrinsic value of options exercised totaled $0.4 million and $4.0 million for the year-to-date periods of 2018 and 2017, respectively, and was not material in the third quarters of 2018 and 2017.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2018 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 30, 2017	635,507	$58.59
Time-vested shares granted	57,420	43.55
Market-vested shares granted	24,571	63.48
Performance shares granted	92,621	50.51
Performance share adjustments	(97,084)	53.99
Vested	(95,406)	70.97
Forfeited	(36,458)	59.02
September 29, 2018	581,171	$54.73
Compensation expense related to the Company's stock-based compensation for the third quarter and year-to-date periods ended September 29, 2018 and September 30, 2017 were as follows:

	Third Quarter		Year-to-Date
(In millions)	2018	2017	2018	2017
Stock options	$0.9	$0.7	$2.6	$2.2
Time, performance and market vested share awards	2.8	4.2	8.1	11.9
As of September 29, 2018, total unrecognized stock-based compensation expense related to all stock based awards was $18.3 million, which is expected to be recognized over a weighted average period of 1.7 years.

Note 17:	Allowance for Long-Term Receivables
As of September 29, 2018, $17.2 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 29, 2018 was as follows:

(In millions)
Balance at December 30, 2017	$16.5
Write-offs	(0.5)
Provision and reclassifications	2.1
Currency translation adjustment	(0.3)
Balance at September 29, 2018	$17.8

Note 18:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"). The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of September 29, 2018 and December 30, 2017 and for the quarter and year-to-date periods ended September 29, 2018 and September 30, 2017 for the Company (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.

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

Consolidating Statement of Income

	13 weeks ended September 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$487.1	$(1.3)	$485.8
Other revenue	—	24.4	1.3	(25.7)	—
Cost of products sold	—	1.2	189.8	(26.9)	164.1
Gross margin	—	23.2	298.6	(0.1)	321.7
Delivery, sales and administrative expense	3.3	18.7	231.1	(0.1)	253.0
Re-engineering and impairment charges	—	0.8	2.2	—	3.0
Gains on disposal of assets	—	—	1.5	—	1.5
Operating income (loss)	(3.3)	3.7	66.8	—	67.2
Interest income	5.2	0.4	10.6	(15.6)	0.6
Interest expense	9.2	15.4	2.3	(15.6)	11.3
Income from equity investments in subsidiaries	44.7	61.9	—	(106.6)	—
Other expense (income)	(0.3)	7.7	(8.0)	—	(0.6)
Income (loss) before income taxes	37.7	42.9	83.1	(106.6)	57.1
Provision (benefit) for income taxes	(1.4)	1.3	18.1	—	18.0
Net income	$39.1	$41.6	$65.0	$(106.6)	$39.1
Comprehensive income (loss)	$21.1	$25.3	$50.2	$(75.5)	$21.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	13 weeks ended September 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$541.5	$(2.0)	$539.5
Other revenue	—	28.4	7.5	(35.9)	—
Cost of products sold	—	7.4	211.1	(35.8)	182.7
Gross margin	—	21.0	337.9	(2.1)	356.8
Delivery, sales and administrative expense	4.6	21.4	259.6	(2.1)	283.5
Re-engineering and impairment charges	—	0.7	8.3	—	9.0
Gains on disposal of assets	—	—	4.1	—	4.1
Operating income (loss)	(4.6)	(1.1)	74.1	—	68.4
Interest income	5.1	0.5	10.4	(15.2)	0.8
Interest expense	9.4	15.3	2.0	(15.2)	11.5
Income from equity investments in subsidiaries	35.8	46.9	—	(82.7)	—
Other expense (income)	(0.5)	(0.2)	2.0	—	1.3
Income before income taxes	27.4	31.2	80.5	(82.7)	56.4
Provision (benefit) for income taxes	(4.0)	(2.5)	31.5	—	25.0
Net income	$31.4	$33.7	$49.0	$(82.7)	$31.4
Comprehensive income	$33.0	$38.3	$52.3	$(90.6)	$33.0

Consolidating Statement of Income

	39 weeks ended September 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,566.6	$(2.8)	$1,563.8
Other revenue	—	65.7	13.3	(79.0)	—
Cost of products sold	—	13.3	583.1	(79.8)	516.6
Gross margin	—	52.4	996.8	(2.0)	1,047.2
Delivery, sales and administrative expense	9.6	64.1	743.3	(2.0)	815.0
Re-engineering and impairment charges	—	1.8	10.9	—	12.7
Gains on disposal of assets	—	—	16.1	—	16.1
Operating income (loss)	(9.6)	(13.5)	258.7	—	235.6
Interest income	15.4	1.5	32.5	(47.4)	2.0
Interest expense	28.7	46.7	6.3	(47.4)	34.3
Income from equity investments in subsidiaries	155.8	203.6	—	(359.4)	—
Other expense (income)	(1.1)	5.2	(4.9)	—	(0.8)
Income before income taxes	134.0	139.7	289.8	(359.4)	204.1
Provision (benefit) for income taxes	(4.6)	(7.5)	77.6	—	65.5
Net income	$138.6	$147.2	$212.2	$(359.4)	$138.6
Comprehensive income	$78.2	$91.2	$147.4	$(238.6)	$78.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Consolidating Statement of Income

	39 weeks ended September 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,672.2	$(5.0)	$1,667.2
Other revenue	—	86.6	22.5	(109.1)	—
Cost of products sold	—	22.4	627.8	(107.2)	543.0
Gross margin	—	64.2	1,066.9	(6.9)	1,124.2
Delivery, sales and administrative expense	13.0	67.8	806.5	(6.9)	880.4
Re-engineering and impairment charges	—	1.4	42.5	—	43.9
Impairment of goodwill and intangible assets	—	—	62.9	—	62.9
Gains on disposal of assets	—	—	7.3	—	7.3
Operating income (loss)	(13.0)	(5.0)	162.3	—	144.3
Interest income	15.3	1.5	28.2	(43.0)	2.0
Interest expense	27.5	44.2	6.0	(43.0)	34.7
Income from equity investments in subsidiaries	75.7	127.5	—	(203.2)	—
Other expense (income)	(1.5)	24.8	(19.6)	—	3.7
Income before income taxes	52.0	55.0	204.1	(203.2)	107.9
Provision (benefit) for income taxes	(9.1)	(14.8)	70.7	—	46.8
Net income	$61.1	$69.8	$133.4	$(203.2)	$61.1
Comprehensive income	$105.7	$122.9	$207.0	$(329.9)	$105.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Balance Sheet

	September 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$3.3	$114.3	$—	$117.6
Accounts receivable, net	—	—	157.9	—	157.9
Inventories	—	—	279.6	—	279.6
Non-trade amounts receivable, net	—	9.9	36.1	—	46.0
Intercompany receivables	87.3	1,346.3	277.8	(1,711.4)	—
Prepaid expenses and other current assets	1.4	6.2	61.7	(41.3)	28.0
Total current assets	88.7	1,365.7	927.4	(1,752.7)	629.1
Deferred income tax benefits, net	33.4	72.5	167.7	(7.0)	266.6
Property, plant and equipment, net	—	66.5	207.7	—	274.2
Long-term receivables, net	—	0.1	18.2	0.1	18.4
Trademarks and tradenames, net	—	—	55.7	—	55.7
Goodwill	—	2.9	74.3	—	77.2
Investments in subsidiaries	1,273.2	1,345.7	—	(2,618.9)	—
Intercompany notes receivable	509.9	96.1	1,075.6	(1,681.6)	—
Other assets, net	0.3	1.1	70.4	(28.4)	43.4
Total assets	$1,905.5	$2,950.6	$2,597.0	$(6,088.5)	$1,364.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$2.7	$85.2	$—	$87.9
Short-term borrowings and current portion of long-term debt and capital lease obligations	175.3	—	157.0	—	332.3
Intercompany payables	1,266.3	272.4	172.7	(1,711.4)	—
Accrued liabilities	54.1	51.0	298.6	(41.3)	362.4
Total current liabilities	1,495.7	326.1	713.5	(1,752.7)	782.6
Long-term debt and capital lease obligations	599.6	—	4.2	—	603.8
Intercompany notes payable	35.1	1,341.3	305.2	(1,681.6)	—
Other liabilities	9.7	73.7	164.7	(35.3)	212.8
Shareholders' equity (deficit)	(234.6)	1,209.5	1,409.4	(2,618.9)	(234.6)
Total liabilities and shareholders' equity	$1,905.5	$2,950.6	$2,597.0	$(6,088.5)	$1,364.6

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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 weeks ended September 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(27.9)	$96.7	$225.5	$(280.7)	$13.6
Investing Activities:
Capital expenditures	—	(19.3)	(35.9)	—	(55.2)
Proceeds from disposal of property, plant and equipment	—	—	36.5	—	36.5
Net intercompany loans	(64.9)	(247.7)	(173.0)	485.6	—
Net cash provided by (used in) investing activities	(64.9)	(267.0)	(172.4)	485.6	(18.7)
Financing Activities:
Dividend payments to shareholders	(104.1)	—	—	—	(104.1)
Dividend payments to parent	—	—	(272.5)	272.5	—
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Repurchase of common stock	(101.3)	—	—	—	(101.3)
Repayment of capital lease obligations	—	—	(1.6)	—	(1.6)
Net change in short-term debt	45.0	—	155.7	—	200.7
Net intercompany borrowings	252.9	173.5	51.0	(477.4)	—
Net cash provided by (used in) financing activities	92.8	173.5	(67.4)	(204.9)	(6.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(13.5)	—	(13.5)
Net change in cash, cash equivalents and restricted cash	—	3.2	(27.8)	—	(24.6)
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of period	$—	$3.3	$119.3	$—	$122.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 weeks ended September 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(17.4)	$(56.4)	$173.7	$(17.9)	$82.0
Investing Activities:
Capital expenditures	—	(14.3)	(38.3)	—	(52.6)
Proceeds from disposal of property, plant and equipment	—	—	11.7	—	11.7
Net intercompany loans	48.8	(1.0)	(71.0)	23.2	—
Net cash provided by (used in) investing activities	48.8	(15.3)	(97.6)	23.2	(40.9)
Financing Activities:
Dividend payments to shareholders	(103.9)	—	—	—	(103.9)
Dividend payments to parent	—	—	(11.3)	11.3	—
Proceeds from exercise of stock options	9.9	—	—	—	9.9
Repurchase of common stock	(0.6)	—	—	—	(0.6)
Repayment of capital lease obligations	—	—	(1.6)	—	(1.6)
Net change in short-term debt	76.2	—	—	(0.1)	76.1
Net intercompany borrowings	(13.0)	71.5	(42.0)	(16.5)	—
Net cash provided by (used in) financing activities	(31.4)	71.5	(54.9)	(5.3)	(20.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	6.4	—	6.4
Net change in cash, cash equivalents and restricted cash	—	(0.2)	27.6	—	27.4
Cash, cash equivalents and restricted cash at beginning of year	—	0.5	95.5	—	96.0
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$123.1	$—	$123.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Note 19:	New Accounting Pronouncements
In August 2018, the FASB issued an amendment to existing guidance on the accounting for implementation, setup, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor that is a service contract. Under the amendment, the requirement for capitalizing implementation costs incurred in a hosting environment that is a service contract is aligned with the requirements for capitalizing implementation costs incurred for an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a significant impact on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains & losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its disclosure and does not expect any impact on its Consolidated Financial Statements.
In August 2018, the FASB issued an amendment to existing guidance on disclosure requirements on fair value measurement as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements. Under this amendment, certain disclosure requirements for fair value measurement were eliminated, modified and added. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of either the entire standard or only the provisions that eliminate or modify requirements is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.
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
In August 2017, the FASB issued an amendment to existing guidance on hedge accounting. Under the amendment, the impact of both the effective and ineffective components of a hedging relationship is required to be recorded in the same income statement line as the item being hedged. After initial qualification, a qualitative assessment of effectiveness is permitted instead of a quantitative test for certain hedges. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company estimates that based on how it has operated historically between $7 million and $10 million in annual interest expense would have been reclassified into other line items of the Consolidated Statement of Income if the provisions of this amendment had been followed in prior years.
In February 2016, the FASB issued an amendment to existing guidance on lease accounting that requires the assets and liabilities arising from operating leases be presented in the balance sheet. This guidance is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. In July 2018, the FASB added a transition option that allows entities to not apply the new standard in the comparative periods presented in the financial statements. The Company is in the process of gathering information to enable adoption, and identifying changes to its business processes and controls to support required reporting. As part of this, the Company is evaluating the specific impact of the adoption of this amendment on its Consolidated Financial Statements, though it does expect a significant increase in both assets and liabilities upon adoption due to recognition of right of use assets and related liabilities. Note 16 to Consolidated Financial Statements included in the Company's 2017 Annual Report on Form 10-K provides further details regarding the Company's undiscounted minimum rental commitments under non-cancelable operating leases.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 29, 2018, compared with the 13 and 39 weeks ended September 30, 2017, and changes in financial condition during the 39 weeks ended September 29, 2018.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 29, 2018	Sep 30, 2017
Net sales	$485.8	$539.5	(10)%		(2)%	$(41.6)
Gross margin as percent of sales	66.2%	66.1%	0.1	pp	na	na
DS&A as percent of sales	52.1%	52.5%	(0.4)	pp	na	na
Operating income	$67.2	$68.4	(2)%		17%	$(10.9)
Net income	$39.1	$31.4	24%		60%	$(7.0)
Net income per diluted share	$0.79	$0.61	30%		65%	$(0.13)

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 29, 2018	Sep 30, 2017
Net sales	$1,563.8	$1,667.2	(6)%		(4)%	$(35.6)
Gross margin as percent of sales	67.0%	67.4%	(0.4)	pp	na	na
DS&A as percent of sales	52.1%	52.8%	(0.7)	pp	na	na
Impairment of goodwill	$—	$62.9	na		na	na
Operating income	$235.6	$144.3	63%		75%	$(10.0)
Net income	$138.6	$61.1	+		+	$(6.3)
Net income per diluted share	$2.74	$1.19	+		+	$(0.12)

_________________________

na	not applicable
+	change is greater than 100%
pp	percentage points
Reported sales decreased 10 percent compared with the third quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent. Excluding a 3 percentage point negative impact from the closure of Beauticontrol in 2017 and the combination of the NaturCare and Tupperware businesses in Japan as of the beginning of 2018, sales were even in local currency. The Company's businesses operating in emerging market economies increased sales in local currency by 2 percent. The significant sales increases were in China, Tupperware Mexico and Tupperware South Africa. The most significant sales decrease was in Indonesia. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 11 percent, primarily driven by the impact from the closure of Beauticontrol in 2017, as well as sales decreases in Tupperware Australia and New Zealand, France and Italy. The most significant sales increase was in Germany, from a significant business-to-business arrangement.
In the third quarter, operating income decreased 2 percent and net income increased 24 percent. Excluding the impact of changes in foreign currency exchange rates, operating and net income increased 17 percent and 60 percent, respectively. The increases primarily reflected lower re-engineering costs, in connection with the Company's restructuring plan announced in July 2017, and lower corporate costs. Net income was also positively impacted by a lower income tax rate.
Reported sales for the year-to-date period decreased 6 percent. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent. Excluding a 2 percentage point negative impact from the closure of Beauticontrol in 2017 and the combination of the businesses in Japan, sales were down 2 percent in local currency. The factors impacting the year-to-date sales comparisons were largely the same as those impacting the third quarter, except in Germany, which had a significant decline in sales year-to-date. The net income comparisons were similar to those impacting the third quarter comparisons, along with the benefit in 2018 of not having the $62.9 million impairment of goodwill related to Fuller Mexico that was recorded in the second quarter of 2017, as well as higher income taxes on increased pretax income versus 2017.
Net cash flow from operating activities for the periods ending September 29, 2018 and September 30, 2017 were inflows of $13.6 million and $82.0 million, respectively. The unfavorable comparison was primarily due to higher cash outflows related to accounts payable and accrued liabilities, most significantly related to amounts due at the beginning versus end of the periods for non-income taxes and amounts due for recurring purchases in light of a lower level of business in certain units. Lower profit by the segments and higher amounts paid in connection with the Company's re-engineering program announced in 2017, most significantly in connection with the French supply chain facility also negatively impacted the year-over-year comparison.

Net Sales
Reported sales decreased 10 percent in the third quarter. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent. Excluding a 3 percentage point negative impact from the closure of Beauticontrol in 2017 and the combination of the businesses in Japan, sales were even in local currency. The average impact of higher prices was 2 percent.
The Company's emerging market units accounted for 72 percent and 71 percent of sales in the third quarters of 2018 and 2017, respectively. In 2018, reported sales in these units decreased $33.6 million, or 9 percent, which included a negative $39.0 million impact from foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased 2 percent. The most significant local currency sales increase was in China due to the net addition of experience studios. Other units with meaningful increases were Tupperware Mexico due to higher prices and Tupperware South Africa from more active sellers in connection with higher sales force additions. The sales growth in these units was partially offset by Indonesia, from a smaller sales force due to lower additions. The average impact of higher prices in the emerging market units was 2 percent.
Reported sales in the established market units decreased 13 percent. Excluding a negative $2.7 million impact of changes in foreign currency exchange rates, sales decreased 11 percent, which included a negative 9 percent impact from the Beauticontrol closure and the combination of the businesses in Japan. The local currency sales decrease was mainly due to lower productivity in Tupperware Australia and New Zealand and lower core business sales in Germany, as well as in France and Italy, due to less active sellers from lower sales force additions. These decreases were partially offset by the benefit of significant business-to-business sales in Germany. While the Company actively pursues business-to-business opportunities, sales from this channel are based on reaching agreements with business partners and their product needs, along with consideration of how the arrangements will be integrated with the Company's primary sales channel. Consequently, activity in one period may not be indicative of future trends. The impact of changes in pricing in the established market units was 1 percent.
On a year-to-date basis, emerging markets accounted for 71 percent and 69 percent of total Company sales in 2018 and 2017, respectively. Total sales on a reported basis in the emerging markets decreased $42.0 million or 4 percent, including a negative $54.4 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales increased in these units by 1 percent. Total sales on a reported basis in the established markets decreased $61.4 million, or 12 percent, for the year-to-date period of 2018, compared with the same period of 2017, which included a positive $18.7 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased in these units by 15 percent, which included a negative 6 percent impact from the Beauticontrol closure and the combination of the businesses in Japan. The sources of the year-to-date fluctuations largely followed those of the third quarter comparison, except in Germany, which had a significant decline in sales year-to-date.
Compared with historical accounting under the previous guidance, the Company estimates revenue would have been $2 million higher and $4 million lower in the third quarter and the year-to-date period of 2018, respectively.
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

Gross Margin
Gross margin as a percentage of sales was 66.2 percent and 66.1 percent in the third quarters of 2018 and 2017, respectively. The increase of 0.1 percentage point ("pp") primarily reflected lower obsolescence expense (0.7 pp), a benefit from the Beauticontrol closure (0.3 pp), less of an impact from inventory in Argentina and Venezuela being included in cost of goods sold in 2018 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with the impact in 2017 (0.2 pp), a favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.1 pp) and a positive translation impact of changes in foreign currency exchange rates (0.1 pp). This was partially offset by the impact of higher resin costs (0.5 pp), an unfavorable mix of products sold and increased sales incentives, mainly in Brazil (0.4 pp), and higher manufacturing costs, net of re-engineering program benefits (0.4 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.0 percent in 2018, compared with 67.4 percent for the same period of 2017. The factors leading to the 0.4 pp decrease primarily reflected an unfavorable mix of products sold and increased sales incentives, mainly in Brazil and Europe (0.6 pp), higher manufacturing costs, mainly in Europe and South America (0.4 pp) and higher resin costs (0.4 pp). This was partially offset by lower obsolescence expense (0.4 pp), favorable mix impact from relatively higher sales in certain units with higher than average gross margins (0.3 pp), a positive translation impact of changes in foreign currency exchange rates (0.2 pp) and less of an impact from inventory in Argentina and Venezuela being included in cost of goods sold in 2018 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with the impact in 2017 (0.1 pp).
As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 52.1 percent in the third quarter of 2018, compared with 52.5 percent in 2017. The comparison reflected lower administrative expenses, mainly in Brazil and Corporate, primarily due to lower expense for management incentives (1.4 pp), a favorable mix impact from relatively higher sales in certain units with lower than average DS&A (0.8 pp) and more efficient promotional spending, primarily in Brazil and Germany, due to the contribution from business-to-business sales (0.8 pp). This was partially offset by a negative impact from the translation effect of changes in foreign currency exchange rates (1.1 pp), higher distribution costs, mainly in Brazil, Europe and Tupperware United States and Canada (0.7 pp), increased commissions, primarily in Japan and the Philippines (0.4 pp) and higher bad debt expense, including distributor financing costs, mainly in France (0.4 pp).
For the year-to-date periods, DS&A as a percentage of sales decreased to 52.1 percent from 52.8 percent in 2017, primarily reflecting lower administrative expenses, mainly in Brazil and Corporate, primarily due to lower expense for management incentives (0.9 pp), a favorable mix impact from relatively higher sales in certain units with lower than average DS&A (0.7 pp) and more efficient promotional spending primarily in Brazil and Fuller Mexico (0.7 pp) and a favorable impact of the 2017 closure of Beauticontrol, which had higher than average DS&A as a percentage of sales (0.3 pp). This was partially offset by higher distribution costs, mainly in Brazil, Europe and Tupperware United States and Canada (0.7 pp), increased commissions primarily in Japan and Europe (0.4 pp), a negative impact from the translation effect of changes in foreign currency exchange rates (0.3 pp) and higher bad debt expense, mainly in France (0.5 pp).
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.

Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The Company recorded $3.0 million and $9.0 million in re-engineering charges during the third quarters of 2018 and 2017, respectively.
In 2018 and 2017, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. In the year-to-date periods of 2018 and 2017, the Company recorded $1.0 million and $3.2 million, respectively, in cost of sales for inventory obsolescence in connection with its re-engineering program.
Under the Company's re-engineering program announced in July 2017, it expects to incur a total of $90 to $100 million in pretax costs, of which $78 million has been recorded starting in the second quarter of 2017 through the third quarter of 2018. The Company expects to incur an additional $3 million of pretax re-engineering costs in the remainder of 2018. The Company's estimates reflect that about 65 percent of the total program cost will relate to severance and benefits, while the balance will predominantly relate to costs to exit leases and other contracts, mainly related to wind-down of Beauticontrol and closure of the French manufacturing facility, as well as the write-off of excess assets for which there are not expected to be disposal proceeds. Cash outflows associated with the overall program are expected to total $80 to $90 million, including $44 million paid through the third quarter of 2018, and an additional $11 million expected to be paid in the remainder of 2018. Both the cost and cash flow are before related asset sales that could bring proceeds of up to $35 to $45 million over time, including $28 million received in connection with the sale of assets in the first half of 2018. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with a small amount realized in 2017, about two-thirds of the annualized benefit to be realized in 2018, mainly in the second half, and the remainder in 2019 or 2020. While the expected savings are being realized, other factors are more than offsetting these amounts in the second half of 2018. The benefits realized in 2018 will be reflected most significantly through lower cost of products sold than would otherwise be achieved, as well as through lower DS&A.
Goodwill and Indefinite-lived Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. In the third quarters of 2018 and 2017, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding there were no impairments.
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below their recent trend lines and were expected to fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, recording an impairment charge of $62.9 million. The remaining goodwill in Fuller Mexico is $17.8 million.
The estimated fair value of Fuller Mexico equaled its carrying value as of May 2017 in light of the impairment charge recorded at that time. Having the carrying value equal the fair value represents an elevated future risk of future impairment. Since May 2017, Fuller Mexico's local currency sales and cash flows have exceeded those projected in the May 2017 step 1 valuation, which has significantly reduced the risk of impairment at Fuller Mexico.

Net Interest Expense
Net interest expense was $10.7 million in the third quarter of 2018, the same as in 2017. There was a decrease in interest expense related to forward points from the Company's hedging activities that was offset by the impact of higher average borrowings in the year-over-year comparisons.
Tax Rate
The effective tax rates for the third quarter and year-to-date periods of 2018 were 31.6 percent and 32.1 percent compared with 44.3 percent and 43.4 percent for the comparable 2017 periods. The tax rate for the second quarter of 2018 was 28.1 percent. The increase in the rate from the second quarter to the third quarter of 2018, was the result of a change in the mix of income and an increase in the estimated valuation allowance needed for certain deferred tax assets that were partially offset by actions taken by the Company resulting in a reduction of the estimated full-year provision for the Global Intangible Low-Taxed income (GILTI) tax.
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
As discussed in Note 14 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income increased $7.7 million in the third quarter of 2018 compared with 2017, which included a $7.0 million negative impact on the comparison from changes in foreign currency exchange rates. The increase primarily reflected the $6.0 million lower pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017, lower corporate costs and lower income tax expense versus 2017.
For the year-to-date period, net income increased $77.5 million, compared with 2017, including a negative $6.3 million translation impact from changes in foreign currency exchange rates. The factors impacting the comparison were largely the same as for the quarter including a much bigger decrease in pretax re-engineering costs, along with the absence of a $62.9 million impairment of goodwill related to Fuller Mexico that was recorded in the second quarter of 2017, and higher income taxes on increased pretax income versus 2017.
A more detailed discussion of the sales results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 92 percent and 91 percent of sales in the third quarter and year-to-date periods of 2018 and 2017, respectively. These units generated 98 percent and 100 percent of net segment profit in the third quarter of 2018 and 2017, respectively, and 97 percent and 98 percent in the year-to-date periods of 2018 and 2017, respectively.
The sale of beauty products generated 14 percent of sales in the third quarter and year-to-date periods of 2018, and 16 percent and 15 percent in the third quarter and year-to-date period of 2017, respectively.

Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$112.3	$110.8	1%		6%	$(4.5)	23	21
Segment profit (loss)	1.0	(2.4)	+		+	0.4	1	(3)

Segment profit (loss) as percent of sales	0.9%	(2.2)%	3.1	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$388.9	$395.7	(2)%		(6)%	$17.6	25	24
Segment profit	28.5	29.4	(3)		(13)	3.4	11	10

Segment profit as percent of sales	7.3%	7.4%	(0.1)	pp	na	na	na	na

_________________________

+	Change from loss to profit
na	not applicable
pp	percentage points
Reported sales increased 1 percent compared with the third quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales increased 6 percent compared with the third quarter of 2017, reflecting higher sales in the segment's emerging market units. On average, the impact of changes in pricing was 1 percent in the third quarter of 2018. Due to the new revenue recognition guidance adopted in 2018, there was a 1 percentage point negative impact in the third quarter of 2018.
Emerging markets accounted for $49.7 million and $47.7 million, or 44 percent and 43 percent of the reported sales in the segment in the third quarters of 2018 and 2017, respectively. Excluding the impact of changes in foreign currency exchange rates, the emerging market units' sales increased by13 percent, primarily reflecting more active sellers from higher additions in Tupperware South Africa and Commonwealth of Independent States (CIS), as well as enhanced merchandising in Tupperware South Africa.
The established market units' reported sales decreased 1 percent. Excluding the impact of changes in foreign currency exchange rates, these units were even, reflecting the benefit of relatively large business-to-business sales in Germany, offset by lower core business sales in Germany, as well as in France and Italy, due to less active sales forces in connection with lower sales force additions.
Segment profit increased $3.4 million in the third quarter of 2018 versus 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $3.0 million, reflecting higher sales with improved gross margin, profitability on the increased business-to-business sales, lower promotional spending and reduced operating costs from the Company's re-engineering efforts beginning in 2017.
On a year-to-date basis, reported sales decreased 2 percent compared with 2017. Excluding the impact of changes in foreign currency exchange rates, sales in 2018 were down 6 percent compared with 2017. The decrease was primarily due to lower volumes in the segment's established markets.

Year-to-date segment profit decreased 3 percent on a reported basis, and was down 13 percent in local currency. The decrease was primarily due to the lost contribution margin, in light of lower sales in the first half of 2018, most significantly in France and Germany, as well as higher bad debt expense in France.
The South African rand and the Turkish lira impacted the third quarter year-over-year sales comparison. The euro impacted the year-to-date sales and profit comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$170.0	$184.4	(8)%		(4)%	$(7.2)	35	34
Segment profit	43.7	49.5	(12)		(9)	(1.8)	56	58

Segment profit as percent of sales	25.7%	26.8%	(1.1)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$522.2	$545.2	(4)%		(5)%	$3.6	33	32
Segment profit	127.0	135.7	(6)		(8)	2.1	48	48

Segment profit as percent of sales	24.3%	24.9%	(0.6)	pp	na	na	na	na
__________________________

na	not applicable
pp	percentage points
Reported sales decreased 8 percent compared with the third quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 4 percent. On average, prices were even in the third quarter compared with 2017.
Emerging markets accounted for $149.2 million and $157.9 million, or 88 percent and 86 percent of reported sales in the third quarters of 2018 and 2017, respectively. Excluding the negative $5.9 million impact from changes in foreign currency exchange rates, sales in these units decreased 2 percent compared with 2017. The most significant decrease was in Indonesia from less active sellers from lower sales force additions and poor response to the Company's product and promotional programs. India also had lower sales due to a less productive, smaller sales force from lower additions. This was partially offset by China, primarily related to the net addition of experience studios. China ended the quarter with 6,700 experience studios, which was 14 percent more than at the end of the third quarter of 2017.
The units operating in the established markets decreased 22 percent and 17 percent in reported and local currency sales, respectively, primarily reflecting lower sales force productivity in Tupperware Australia and New Zealand and the combination of the Tupperware and NaturCare businesses in Japan as of the beginning of 2018.
Segment profit decreased 12 percent compared with the third quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, segment profit was down 9 percent compared with 2017, primarily reflecting the drop-through on lower sales, along with increased spending to boost sales force additions and activity in Indonesia and Tupperware Australia and New Zealand. The decrease was partially offset by increased profit on higher sales in China.
On a year-to-date basis, reported sales decreased 4 percent compared with the same period of 2017. Excluding the impact of foreign currency exchange rates, sales decreased 5 percent compared with 2017. Local currency sales and segment profit variances largely mirrored those of the quarter.

The Chinese renminbi and the Indonesian rupiah had the most meaningful impact on year-over-year sales and profit comparisons.
North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$123.3	$139.1	(11)%		(9)%	$(4.1)	25	26
Segment profit	17.6	15.7	12		18	(0.7)	23	18

Segment profit as percent of sales	14.3%	11.3%	3.0	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$395.1	$412.2	(4)%		(4)%	$(2.3)	25	25
Segment profit	59.3	52.2	13		15	(0.6)	22	18

Segment profit as percent of sales	15.0%	12.7%	2.3	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales in the third quarter of 2018 decreased 11 percent compared with the third quarter of 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 9 percent. Also excluding a 10 percentage point negative impact from the closure of Beauticontrol in 2017, sales increased 1 percent in local currency. The average impact of higher prices was 4 percent. Due to the new revenue recognition guidance adopted in 2018, there was a 1 percentage point negative impact in the third quarter of 2018.
Emerging markets accounted for $72.0 million and $74.1 million, or 58 percent and 53 percent of the reported sales in the segment in the third quarters of 2018 and 2017, respectively. On a local currency basis, the emerging market units' sales increased 2 percent, primarily reflecting higher prices.
The established markets' reported sales decreased 21 percent. Excluding the impact from the closure of Beauticontrol, sales decreased 3 percent due to a less active sales force in the United States and Canada.
Reported segment profit increased 12 percent in the third quarter of 2018. Excluding the impact of foreign currency exchange rates, profit increased 18 percent, reflecting the absence of the 2017 loss by Beauticontrol, and higher drop-through from higher sales in Tupperware Mexico.
Year-to-date reported and local currency sales decreased 4 percent. This included an 8 percentage point negative impact from the closure of Beauticontrol in 2017, and a 1 percentage point positive impact from changes in revenue recognition due to the new guidance adopted in 2018. Year-to-date reported and local currency segment profit increased 13 percent and 15 percent, respectively. Local currency sales variances largely mirrored those of the quarter, except in the United States and Canada, which had an increase in sales year-to-date. Segment profit variances largely mirrored those of the quarter, along with the absence of the 2017 loss by Beauticontrol.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$80.2	$105.2	(24)%		1%	$(25.8)	17	19
Segment profit	15.6	23.6	(34)		(11)	(6.2)	20	27

Segment profit as percent of sales	19.5%	22.4%	(2.9)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 29, 2018	Sep 30, 2017					2018	2017
Net sales	$257.6	$314.1	(18)%		(1)%	$(54.5)	17	19
Segment profit	50.7	69.7	(27)		(12)	(12.4)	19	24

Segment profit as percent of sales	19.7%	22.2%	(2.5)	pp	na	na	na	na

_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 24 percent in the third quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales increased 1 percent, mainly from higher prices due to inflation, partially offset by lower sales force activity and productivity in Brazil reflecting knock-on effects from political and macro-economic instability that included a 10-day road blockade by truck drivers in May 2018. The average impact of higher prices was 2 percent, mainly due to inflation in Argentina, partially offset by a higher level of promotional pricing in Brazil. Due to the new revenue recognition guidance adopted in 2018, there was a 2 percentage point positive impact in the third quarter of 2018. All of the businesses in this segment operate in emerging market economies.
Reported segment profit decreased $8.0 million or 34 percent in the third quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 11 percent, reflecting the impact on product cost in Brazil of lower production volume and of addressing product availability connected with a customs strike there and elevated costs from inflation in Argentina. This was partially offset by $1.1 million less of an impact from inventory in Argentina and Venezuela being included in cost of goods sold in 2018 at its stronger, historical exchange rate rather than the rate used to translate its sales compared with the impact in 2017.
The year-to-date sales and profit comparisons largely mirrored the quarter.
The Argentine peso, the Brazilian real and the Venezuelan bolivar had the most significant impacts on the year-over-year sales and profit comparisons.
Inflation in Argentina has been at relatively high levels over the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Argentina. This blended index is expected to reach cumulative three-year inflation in excess of 100 percent in 2018. The Company transitioned to highly inflationary status for Argentina as of July 1, 2018. Gains and losses resulting from the translation of monetary assets in the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the September 29, 2018, the Company had approximately $0.1 million of net monetary liabilities in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar.

Financial Condition
Liquidity and Capital Resources: The Company's net working capital position decreased by $125.2 million compared with the end of 2017. Excluding the impact of changes in foreign currency exchange rates, working capital decreased $106.7 million, primarily reflecting a $213.2 million increase in short-term borrowings, net of cash and cash equivalents partially offset by a $36.1 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, as well as payments during the year under the Company's restructuring program, a $37.8 million increase in inventory, related to expectations for future sales and lower than expected sell through, a $22.6 million increase in accounts receivable due to the level and timing of sales around the end of each period, as well as increased past dues, and a $1.8 million increase related to amounts on the balance sheet for hedging activities.
The Company continues to carry debt in connection with the $600 million senior notes due in 2021.
As of September 29, 2018, the Company had total borrowings of $330.7 million outstanding under its Credit Agreement, including $250.6 million denominated in euro.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout the first nine months of 2018, the base rate cannot be below zero under the Credit Agreement. As of September 29, 2018, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR-based borrowings of 2.0 percent.
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
The Credit Agreement contains customary covenants, including financial covenants requiring a minimum level of interest coverage and allowing a maximum amount of leverage. As of September 29, 2018, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” in this Part I, Item 3 and in the Company’s other reports filed with the SEC could impact the Company’s ability to comply with these covenants.
At September 29, 2018, the Company had $350.6 million of unused lines of credit, including $268.0 million under the committed, secured Credit Agreement, and $82.6 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million.
See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions, as well as its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $117.6 million as of September 29, 2018, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.

Cash and cash equivalents (“cash”) totaled $117.6 million as of September 29, 2018. Of this amount, $113.3 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 12 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions. The Company is in the process of evaluating the impact of the Tax Act on its indefinite reinvestment assertion with respect to accumulated earnings of certain foreign subsidiaries. Other than for the one-time mandatory repatriation transition tax charge, no U.S. federal income taxes or foreign withholding taxes have been recorded related to earnings for which there is an indefinite reinvestment assertion. The Company expects to complete its assessment within the measurement period allowed by SAB 118 that extends to the fourth quarter of 2018, and when that assessment is completed, it is possible that additional expense will be recorded, and that amount may be significant. Withholding taxes would be due in some jurisdictions when foreign earnings are repatriated.
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
Operating Activities: Net cash from operating activities in the year-to-date periods ended September 29, 2018 and September 30, 2017 were inflows of $13.6 million and $82.0 million, respectively. The unfavorable comparison was primarily due to higher cash outflows related to accounts payable and accrued liabilities, most significantly related to amounts due at the beginning versus end of the periods for non-income taxes and amounts due for recurring purchases in light of a lower level of business in certain units. Lower profit by the segments and higher amounts paid in connection with the Company's re-engineering program announced in 2017, most significantly in connection with the French supply chain facility also negatively impacted the year-over-year comparison.
Investing Activities: During the year-to-date periods ended September 29, 2018 and September 30, 2017, the Company had $55.2 million and $52.6 million, respectively, of capital expenditures. In both 2018 and 2017, the most significant capital expenditures were related to molds. In 2018 and 2017, capital expenditures included $11.3 million and $13.7 million, respectively, related to supply chain capabilities, excluding molds, and $13.2 million and $7.3 million, respectively, on various global information technology projects and $7.8 million and $5.2 million, respectively, for land development near its Orlando headquarters. There were proceeds from the sale of long-term assets of $36.5 million and $11.7 million in 2018 and 2017, respectively.
Financing Activities: Dividends paid to shareholders were $104.1 million and $103.9 million in the first nine months of 2018 and 2017, respectively. Proceeds received from the exercise of stock options were $0.3 million and $9.9 million in the first nine months of 2018 and 2017, respectively. The Company also increased revolver borrowings under its Credit Agreement by $200.7 million and $76.1 million in the first nine months of 2018 and 2017, respectively for the funding of operating, investing and financing activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. Under this program, the company repurchased 1.4 million shares for $50.2 million in the third quarter of 2018. There were no share repurchases under this program in 2017. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target, over time, a debt-to-EBITDA ratio of 1.75 times (as defined in the Company's Credit Agreement).
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first nine months of 2018 and 2017, 22,494 and 9,256 shares were retained to fund withholding taxes, totaling $1.1 million and $0.6 million, respectively.
New Pronouncements
Refer to Note 19 to the Consolidated Financial Statements in Part I, Item 1 of this Report for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company normally chooses LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout the first nine months of 2018, the base rate cannot be below zero under the Credit Agreement. As of September 29, 2018, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 2.0 percent.
As of September 29, 2018, the Company had total borrowings of $330.7 million outstanding under its Credit Agreement, with $250.6 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant income and cash flow exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah, Mexican peso and South African rand.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended September 29, 2018 and September 30, 2017, the cash flow impact of these currency hedges were inflows of $3.5 million and $5.8 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of September 29, 2018 were to buy $57.1 million of U.S. dollars and $29.1 million of euros and to sell $29.5 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 29, 2018, the Company was in a net receivable position of approximately $4.9 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. The Company records the impact of forward points in net interest expense.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2018 cost of sales will include approximately $130 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas), and as such, the price of these is typically strongly affected by the underlying price of oil and natural gas. The remaining one-fourth of the value of its resin purchases is more highly engineered, where the price of oil and natural gas plays a less direct role in determining price. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $13 million compared with the prior year. In the third quarter of 2018, there was a $2 million negative impact on its gross margin, on a local currency basis, related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2017. For full year 2018 compared with 2017, there will be an estimated $9 million negative impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases, when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing. At this point in time, the Company has determined that entering into forward contracts for resin is not practical or cost beneficial and has no such contracts in place. However, the Company is considering using such contracts in the future.

Real Estate Risk
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
Data Privacy Regulations
The Company is subject to a number of U.S. federal and state and foreign laws and regulations regarding data use and privacy. Many of these laws and regulations are still evolving and being tested in courts and elsewhere, and could be interpreted in ways that could harm the Company’s business. These laws and regulations involve data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, data security, and data retention and deletion. Data protection, privacy, content, and other laws and regulations can be more restrictive in certain jurisdictions than in others. U.S. federal and state and foreign laws and regulations are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and conflict with the Company’s then current policies and practices. Proposed or new legislation and regulations could also significantly affect the Company’s business. There currently are a number of new regulations, as well as proposals pending before federal, state, and foreign legislative and regulatory bodies. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018, and includes new operational requirements for companies that receive or process personal data of residents of the European Union (and the European Economic Area), with significant penalties for non-compliance. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of the Company’s business operations. Violations of data privacy and use regulations could subject the Company to substantial monetary fines and other penalties that could negatively affect its financial condition and results of operations.

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

•
the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Brazil, China, India, Indonesia, Korea, Malaysia, Mexico and South Africa;

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure;

•	cyberattacks and ransomware demands that could cause the Company to not be able to operate its systems and/or access or control its data, including private data;

•	the ability to attract and retain certain executive officers and key management personnel and the success of transitions or changes in leadership or key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•
the Company's access to, and the costs of, financing and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's credit arrangements;

•	integration of non-traditional product lines into Company operations;

•
the effect of legal, regulatory and tax proceedings, as well as restrictions imposed on the Company's operations or Company representatives by foreign governments, including changes in interpretation of employment status of the sales force by government authorities, exposure to tax responsibilities imposed on the sales force and their potential impact on the sales force's value chain and resulting disruption to the business and actions taken by governments to set or restrict the freedom of the Company to set its own prices or its suggested retail prices for product sales by its sales force to end consumers and actions taken by governments to restrict the ability to convert local currency to other currencies in order to satisfy obligations outside the country generally, and in particular in Argentina and Egypt;

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

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs (a)
7/1/18 - 8/4/18	253,328	$36.30	253,328	$653,953,182
8/5/18 - 9/1/18	1,189,089	34.50	1,189,089	612,929,683
9/2/18 - 9/29/18	—	—	—	612,929,683
	1,442,417	$—	1,442,417	$612,929,683
_________________________

(a)
Open market repurchases are being made under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent, of which $612.9 million remained unspent as of September 29, 2018.

Item 5.	Other Information
By-laws

On November 1, 2018, the Company’s board of directors (the “Board”) approved an amendment and restatement of the Company’s by-laws (as amended and restated, the “By-laws”), which became effective as of the date of approval. The amendments contained in the By-laws do the following:

•
More fully develop the advance notice provisions for stockholder nominations for director and stockholder business proposals, including as they relate to the information required to be disclosed by the stockholder making the proposal, any proposed nominees for director and any persons controlling, or acting in concert with, such stockholder, and the period during which notice of stockholder nominations and stockholder business proposals must be given to the Company to be timely.

•Eliminate the default rule that the annual meeting of stockholders be held on the first Thursday in May.
•Provide the Board with the authority to cancel a previously scheduled stockholder meeting.
•Eliminate the power of stockholders to adjourn a stockholder meeting.
•Allow the chairman of a shareholder meeting to regulate conduct at the meeting.
•Eliminate references to the classification of directors.
•Make other revisions to clarify and update certain corporate procedures and conform language and style.

The foregoing summary description of the amendments contained in the By-laws does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the By-laws, which are attached hereto as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Principal Accounting Officer

On November 1, 2018, the Board appointed Madeline Otero as Vice President and Controller and designated her as the Company’s principal accounting officer, effective November 5, 2018. Ms. Otero, age 42, has served as the Company’s Vice President, Internal Audit and Enterprise Risk Management since November 2015 and prior to that, as its Vice President and Chief Financial Officer for its Beauticontrol business since January 2011.

Ms. Otero will participate in the Company’s compensation program for executive officers at the Vice President level. The Company did not enter into any material plan, contract or arrangement with Ms. Otero in connection with her appointment other than: (a) a one-time grant of $100,000 in restricted stock units representing the Company’s common stock, with a grant date of November 5, 2018, and which will vest on the third anniversary of the grant date, and (b) a Change in Control Employment Agreement (“Agreement”), under which, in the event Ms. Otero’s employment is terminated in connection with a change in control of the Company, depending on the reason for the termination and when it occurs, she would receive severance benefits at two times salary and bonus multiple, as set forth in Section 5(a) of the Agreement. The foregoing description of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the form of Agreement, which was attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 27, 2018 and is incorporated herein by reference.

There are no family relationships between Ms. Otero and any of the Company’s directors or executive officers, and the Company has not entered into any transactions with Ms. Otero that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

In connection with Ms. Otero’s appointment, the Board has appointed Nicholas K. Poucher to the position of Senior Vice President, Business Transformation, effective November 5, 2018. Mr. Poucher has been the Company’s Senior Vice President & Controller since November 2014, after having been its Vice President & Controller since September 2007, when he also became the Company’s principal accounting officer.

Item 6.	Exhibits

(a)	Exhibits

3.2	Amended and Restated By-laws of the Registrant as amended November 1, 2018

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended September 29, 2018, filed on November 2, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged in detail.

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
November 2, 2018