Form 10-K
period 2018-12-29
TUPPERWARE BRANDS CORP
filed 2019-02-26
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2018
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the New York Stock Exchange-Composite Transaction Listing on June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,069,823,157. For the purposes of making this calculation only, the registrant included all of its directors, executive officers and beneficial owners of more than ten percent of its common stock.

As of February 21, 2019, 48,666,804 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Documents Incorporated by Reference:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held May 22, 2019 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business.
(a) General Development of Business
Tupperware Brands Corporation (“Registrant”, “Tupperware Brands” or the “Company”) is a global direct-to-consumer marketer of premium, innovative products across multiple brands and categories through an independent sales force of 3.0 million. Product brands and categories include design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand and beauty and personal care products through the Avroy Shlain®, Fuller®, NaturCare®, Nutrimetics® and Nuvo® brands. The Registrant is a Delaware corporation that was organized on February 8, 1996 in connection with the corporate reorganization of Premark International, Inc. (“Premark”).
(b) New York Stock Exchange-Required Disclosures
General. The address of the Registrant's principal office is 14901 South Orange Blossom Trail, Orlando, Florida 32837. The names of the Registrant's directors are Catherine A. Bertini, Susan M. Cameron, Kriss Cloninger III, Meg Crofton, E.V. Goings, Angel R. Martinez, Antonio Monteiro de Castro, Christopher D. O’Leary, David R. Parker, Richard T. Riley, Joyce M. Roché, Patricia A. Stitzel and M. Anne Szostak. Members of the Audit, Finance and Corporate Responsibility Committee of the Board of Directors are Mr. Monteiro de Castro (Chair), Mses. Bertini, Roché and Szostak and Messrs. O’Leary and Riley. The members of the Compensation and Management Development Committee of the Board of Directors are Mr. Cloninger (Chair), Mses. Cameron and Crofton and Messrs. Martinez and Parker. The members of the Nominating and Governance Committee of the Board of Directors are Ms. Cameron (Chair), Messrs. Cloninger, Martinez, Monteiro de Castro and Parker and Ms. Roché. The members of the Executive Committee of the Board of Directors are Mr. Goings (Chair), Mses. Cameron and Stitzel and Messrs. Cloninger, Monteiro de Castro and Parker. The Executive Chairman is Mr. Goings, the President and Chief Executive Officer is Ms. Stitzel and the Presiding Director is Ms. Cameron. The Registrant's executive officers and the number of its employees are set forth below in Part I of this Report. The name and address of the Registrant's transfer agent and registrar is Equiniti Trust Company, c/o EQ Shareowner Services, 1110 Centre Pointe Curve, Suite 101, Mendota Heights, MN 55120. The number of the Registrant's shareholders is set forth below in Part II, Item 5 of this Report.
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
I. PRINCIPAL PRODUCTS
Tupperware. The core of the Tupperware brand product line consists of design-centric preparation, storage, and serving solutions for the kitchen and home. The Company also has established lines of cookware, knives, microwave products, microfiber textiles, water-filtration related items and an array of products for on-the-go consumers. The Company has continued to refresh its traditional kitchen and home products with updated designs and incremental technological enhancements while evolving towards more lifestyle-oriented products. These lifestyle solutions are based on consumer insights from the Company's market and product leaders around the globe.

In 2018, key launches to contemporize the Tupperware brand product offering included the Aloha* range offering a stylish, though completely nestable, serving solution and an expansion of the classy Crystalline Collection, an elegant serving solution. Other key launches include the Time Keepers Containers under the food conservation category and an expansion of the successful Click-To-Go range to include a Beverage Dispenser. The kitchen prep Fusion Master* System was expanded to include a new Spiralizer Accessory. The silicone baking range was expanded to include Mini Football and Egg shaped baking forms. The Eco Bottle range was expanded to include additional sizes of the Generation II design in Asia Pacific and a Santa Claus shaped bottle for children.
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
Beauty. In Beauty, the Company manufactures and distributes skin and hair care products, cosmetics, bath and body care, toiletries, fragrances, jewelry and nutritional products. There were a number of key product launches by brand in 2018:
Fuller Cosmetics expanded its celebrity fragrances franchise introducing Aire by Yuri, presenting a renowned Mexican singer, Por Siempre Bronco, featuring a popular Mexican music group. Other key launches included Armand Dupree Eau Sensuelle* for her and Armand Dupree Homme* for him in the fragrance category and introduction of new shades in the iconic Armand Dupree Perfect Stay* line and Charcoal Mask in the skin care category. To reinforce Fuller’s uniqueness proposition, new concepts were introduced in Fuller Beauty Derm*: Camphorated Gel Forte, a more concentrated version of the beloved Camphorated Gel and Camphorated Gel Femme, a thermic formula recommended to relieve period cramps.
Tupperware Brands Brazil expanded the Nutrimetics* brand offerings by adding Nutrimetics Or and Rosé, Nutrimetics Off-Road, Nutrimetics Cancun and Nutrimetics Snow to its fragrance line. Other key additions include the Deodorant body spray and roll-on deodorants categories, roller liquid eyeliner and limited editions Lip Gloss, Matte Liquid Lip Colour, Eyeshadow Trios and Co creation matte lipstick in makeup category.
Tupperware Brands Philippines continued to focus on its top two women’s fragrances: Ivana* and A Little Romance*. The fragrance category was expanded to add new scents and 250 ml body mist versions. The personal care line was expanded with additions under Family shampoos and toothpaste.
Nutrimetics Australia re-launched its Ultra-Care+ Micro-Dermabrasion Kit with an upgraded formula at a lower cost and re-formulated the Comfort Plus range for sensitive skin with a vegan formula offering anti-aging benefits. The color category was expanded by adding Nutrimetics Perfecting Oil-Free Foundation and a Professional Complexion Correction Kit to align with the contouring and concealing trends in the market. Limited edition gold theme products were launched across the Nutri-Rich* body & skincare range and color category.
Avroy Shlain re-launched its anti-aging skincare range with new packaging and a new line of moisturizer. Their fragrance category’s key launches included Redd* Pulse by Avroy Shlain and Safire*, a limited edition for ladies' fragrances and Fine Leather*, ID by Avroy Shlain and Supreme Musk for Men's fragrances. Other key launches included introduction of a new Fashion category focusing on bags and fragrance gift sets for Mother’s Day, Father’s Day and Christmas. Coppelia* Colour range was expanded to include Shape Shifting Mascara, Contour Kit and Multi-Palette.
(Words followed by * are registered or unregistered trademarks of the Registrant.)
II. RECENT DEVELOPMENTS AND MARKETS
The Company operates its business under four reportable segments in four broad geographic regions: (1) Europe (Europe, Africa and the Middle East), (2) Asia Pacific, (3) North America and (4) South America. Market penetration varies throughout the world. Several areas that have low penetration, such as Latin America, Asia, and Central and Eastern Europe and Sub-Saharan Africa, provide the Company significant growth potential. The Company's strategy continues to include greater penetration in markets throughout the world.

Tupperware Brands' products are sold around the world under six brands: Tupperware, Avroy Shlain, Fuller, NaturCare, Nutrimetics and Nuvo. The Company defines its established market economy units as those in Western Europe (including Scandinavia), Australia, Canada, Japan, New Zealand and the United States. All other units are classified as operating in emerging market economies. Businesses operating in emerging markets accounted for 70 percent of 2018 sales, while businesses operating in established markets accounted for the other 30 percent. For the past five fiscal years, 91 or 92 percent of total revenues from the sale of Tupperware Brands' products have been in international markets.
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
As of December 29, 2018, the Company's distribution system had approximately 2,100 distributors, 110,600 managers (including directors and team leaders) and 3.0 million dealers worldwide.
Tupperware has traditionally relied upon the group demonstration method of sales, which is designed to enable purchasers to appreciate, through demonstration, the features and benefits of the Company's products. Group demonstrations are held in homes, offices, social clubs and other locations. Products are also promoted through brochures mailed or given to people invited to attend demonstrations. Some business units utilize a campaign merchandising system, whereby sales force members sell through brochures generated every two or three weeks, to their friends, neighbors and relatives. Sales of products are supported through programs of sales promotions, sales and training aids and motivational conferences for the sales force. In addition, to support its sales force, the Company utilizes catalogs, television and magazine advertising, as well as various social media channels, which help to increase its sales levels with hard-to-reach customers and generate leads for sales and new dealers. A significant portion of the Company's business is operated through distributors, many of whom stock inventory and fulfill orders of the sales force that are generally placed after orders have been received from end consumers. In other cases, the Company sells directly to the sales force, also generally after they have received a consumer order. In China, the Company operated at the end of 2018 through 6,600 independent retail outlets, with heavy emphasis on digital marketing to acquire and sell to members of the outlets and other end consumers.
In 2018, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet. It also entered into a limited number of business-to-business transactions, in which it sells products to a partner company. Sales through the Internet to end consumers and business-to-business transactions do not constitute a significant portion of the Company's sales.

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
V. EMPLOYEES
At December 29, 2018, the Registrant employed approximately 12,000 people, of whom approximately 700 were based in the United States.
VI. RESEARCH AND DEVELOPMENT
The Registrant incurred $15.0 million, $16.7 million and $18.3 million for fiscal years 2018, 2017 and 2016, respectively, on research and development activities for new products and production processes.
VII. RAW MATERIALS
Many of the products manufactured by and for the Company require plastic resins that meet its specifications. These resins are purchased through various arrangements with a number of large chemical companies located in many of the Company's markets. As a result, the Company has not experienced difficulties in obtaining adequate supplies. Research and development relating to resins used in Tupperware® brand products is performed by both the Company and its suppliers.
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
VIII. TRADEMARKS AND PATENTS
Tupperware Brands considers its trademarks and patents to be of material importance to its business; however, except for the Tupperware® trademark, Tupperware Brands is not dependent upon any single patent or trademark, or group of patents or trademarks. The Tupperware® trademark, as well as its other trademarks, is registered on a country-by-country basis. The current duration for such registration ranges from five years to ten years; however, each such registration may be renewed an unlimited number of times. The patents used in Tupperware Brands' business are registered and maintained on a country-by-country basis, with a variety of durations. Tupperware Brands has followed the practice of applying for design and utility patents with respect to most of its significant patentable developments.
IX. ENVIRONMENTAL LAWS
Compliance with federal, state and local environmental protection laws has not had in the past, and is not expected to have in the future, a material effect upon the Registrant's capital expenditures, liquidity, earnings or competitive position.

X. OTHER
Sales do not vary significantly on a quarterly basis; however, sales in the first and third quarter are generally lower than the other quarters due to holiday schedules, vacations by dealers and their customers, as well as reduced promotional activities during these periods. Sales generally increase in the fourth quarter, as it includes traditional gift-giving occasions in many markets and as children return to school and households refocus on activities that include party plan sales events and the use of the Company's housewares products, along with increased promotional activities supporting these opportunities.
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

XI. EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of all Executive Officers of the Registrant, indicating all positions and offices held by each such person with the Registrant, and each such person's principal occupations or employment during the past five years. Each such person has been elected to serve until the next annual election of officers of the Registrant (expected to occur on May 22, 2019).

Name and Age	Positions and Offices Held and Principal Occupations of Employment- During Past Five Years
Stein Ove Fenne, age 46
Group President, Tupperware Europe, Africa & Middle East (TEAM) since July 2018. Previously Senior Vice President & President, Tupperware U.S. & Canada since October 2016, after serving as President, U.S. & Canada since July 2012.

Lillian D. Garcia, age 62	Executive Vice President and Chief Talent & Engagement Officer, formerly known as Executive Vice President & Chief Human Resources Officer, since January 2013.
Luciano Garcia Rangel, age 53
Group President, Latin America since September 2017, after serving as Senior Vice President and President, Latin America since October 2016. Prior thereto, he served as Area Vice President, Latin America since July 2012.

E.V. Goings, age 73	Executive Chairman since May 2018, after serving as Chairman and Chief Executive Officer since October 1997.
Asha Gupta, age 47
Executive Vice President and Chief Strategy and Marketing Officer since August 2018, after serving as Group President, Asia Pacific since January 2014, and as Area Vice President, India, Philippines and Nutrimetics Australia since January 2012.

Justin Hewett, age 47
Group President, Asia Pacific since August 2018. Previously Area Vice President with portfolio responsibility in the Company’s Europe, Africa and Middle East group since January 2016, and Area Vice President, Total Africa since September 2014. Prior thereto, he served as Managing Director, Tupperware Southern Africa since January 2014.

Madeline Otero, age 43
Vice President and Controller since November 2018, after serving as Vice President, Internal Audit and Enterprise Risk Management since November 2015, and as Vice President and Chief Financial Officer of the Beauticontrol business since January 2011.

Michael S. Poteshman, age 55
Executive Vice President and Chief Financial Officer since August 2004. As previously announced, Mr. Poteshman will retire as Executive Vice President and Chief Financial Officer effective March 31, 2019.

Karen M. Sheehan, age 45
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

Patricia A. Stitzel, age 53	President and Chief Executive Officer since May 2018, after serving as President and Chief Operating Officer since October 2016, and as Group President, Americas since January 2014.
William J. Wright, age 56
Executive Vice President, Product Innovation and Supply Chain since February 2017, after serving as Executive Vice President, Supply Chain Worldwide since October 2015, Senior Vice President, Global Supply Chain since October 2014, and Senior Vice President, Global Product Development, Tupperware since March 2013.

Item 1A.    Risk Factors.
There are inherent risks and uncertainties associated with the Company that could adversely affect its business, financial condition or results of operations. Set forth below are descriptions of those risks and uncertainties that the Company currently believes to be material, but the risks and uncertainties described below are not the only ones that could adversely affect the Company. Other events that the Company does not currently anticipate or that the Company currently deems immaterial also may affect its business, financial condition or results of operations. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the section entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC.
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

The Company has derived for a number of years, over 90 percent of its net sales from operations outside the United States. An economic slowdown in any of the countries where the Company operates, particularly, in China, could materially affect the Company's revenues and operating results. Also, movement in exchange rates has had and may continue to have a significant impact on the Company’s earnings, cash flows and financial position. The Company’s most significant exposures are to the Brazilian real, Chinese renminbi, euro, Indonesian rupiah, Malaysian ringgit, Mexican peso and South African rand. Business units in which the Company generated at least $100 million of sales in 2018 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and the United States and Canada. Of these units, sales by Brazil, China and the United States and Canada exceeded $200 million. Although the Company's currency risk is partially mitigated by the natural hedge arising from its local product sourcing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to this fact, the Company continues to implement foreign currency hedging and risk management strategies to reduce the exposure to fluctuations in earnings associated with changes in foreign currency exchange rates. The Company generally does not seek to hedge the impact of currency fluctuations on the translated value of the sales, profit or cash flow generated by its operations. Some of the hedging strategies implemented have a positive or negative impact on cash flows as foreign currencies fluctuate versus the U.S. dollar. There can be no assurance that foreign currency fluctuations and related hedging activities will not have a material adverse impact on the Company’s results of operations, cash flows and/or financial condition.
Another risk associated with the Company’s international operations is restrictions foreign governments may impose on currency remittances. Due to the possibility of government restrictions on transfers of cash out of countries and control of exchange rates and currency convertibility, the Company may not be able to immediately access its cash at the exchange rate used to translate its financial statements. As of the end of 2018, this was a particular issue in China. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion regarding this risk.
Legal and Regulatory Issues
The Company's business may also be affected by actions of domestic and foreign governments to restrict the activities of direct-to-consumer companies for various reasons, including a limitation on the ability of direct-to-consumer companies to operate without the involvement of a traditional retail channel. Foreign governments may also introduce other forms of protectionist legislation, such as limitations or requirements on where the products can or must be produced or requirements that non-domestic companies doing or seeking to do business place a certain percentage of ownership of legal entities in the hands of local nationals to protect the commercial interests of its citizens. Customs laws, tariffs, import duties, export and import quotas and restrictions on repatriation of foreign earnings and/or other methods of accessing cash generated internationally, may negatively affect the Company's local or corporate operations. Governments may seek either to impose taxes on independent sales force members, to classify independent sales force members as employees of direct-to-consumer companies with whom they may be associated, triggering employment-related taxes on the Company's sales force and/or the direct-to-consumer companies, or to impose registration requirements that could impact prospects' willingness to join the sales force. Additionally, some governments prohibit or impose limitations on the requirement to purchase demonstration products upon joining a direct-to-consumer business and/or the types of activities for which a direct-to-consumer sales force can be compensated. Additionally, the U.S. government may impose restrictions on the Company's ability to engage in business in other countries in connection with the foreign policy of the United States.
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

Senior Leadership Team; Management Succession
The Company’s success depends in part on the efforts and abilities of qualified personnel at all levels, including its senior management team and other key employees.  Their motivation, skills, experience, contacts and industry knowledge significantly benefit the Company’s operations and administration.  The failure to attract, motivate and retain members of the senior management team could have an adverse effect on the Company’s results of operations, cash flows and financial condition. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder the Company’s strategic planning, execution and future performance.  A change in the senior management team may create uncertainty among investors, employees and others concerning the Company’s future direction and performance.  Any disruption in the Company’s operations or uncertainty could have an adverse effect on its business, financial condition or results of operations. In particular, Mr. Poteshman will retire as Executive Vice president and Chief Financial Officer effective March 31, 2019.
Technology and Cyber-Security
The Company relies extensively on information technology systems to conduct its business, some of which are managed by third-party service providers. These systems include, but are not limited to, programs and processes relating to internal communications and communications with other parties, ordering and managing materials from suppliers, converting materials to finished products, receiving orders and shipping product to customers, billing customers and receiving and applying payments, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, collecting and storing certain customer, employee, investor, and other stakeholder information and personal data, and other processes necessary to manage the Company’s business.  Current and increased information technology security threats, and current and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the information technology systems, networks, and services of the Company, its customers and other business partners, as well as the confidentiality, availability, and integrity of the data of the Company, its customers and other business partners. As a result, the Company’s information technology systems, networks or service providers could be damaged or cease to function properly or the Company could suffer a loss or disclosure of business, personal or stakeholder information, due to any number of causes, including catastrophic events, power outages and security breaches. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business.  The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or data security breaches.  Any business interruptions or data security breaches, including cyber-security breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations, cash flows and financial condition. While the Company maintains insurance coverage that could cover some of these types of issues, the coverage has limitations and includes deductibles such that it may not be adequate to offset losses incurred.
The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems or software are defective, not installed properly or not properly integrated into its operations. Various measures have been implemented to manage the risks related to the implementation and modification of hardware and software, but any significant disruption or deficiency in the design and implementation of new or upgraded information technology systems or software could have a material adverse effect on the Company’s business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of internal controls over financial reporting. The Company is in the midst of a multi-year project to upgrade and standardize most of its systems on a worldwide basis.

General Business Factors
The Company’s business can be affected by a wide range of factors that affect other businesses. Weather, natural disasters, strikes, epidemics/pandemics, political instability, terrorist activity, public scrutiny of the direct-to-consumer channel, and changing attitudes regarding plastic products may have a significant impact on the willingness or ability of consumers to attend parties or otherwise purchase the Company’s products. The supply and cost of raw materials, particularly petroleum and natural gas-based resins, may have an impact on the availability or cost of the Company’s plastic products. The Company is also subject to frequent product counterfeiting and other intellectual property infringement, which may be difficult to police and prevent, depending upon the ability to identify infringers and the availability and/or enforceability of intellectual property rights. Other risks, as discussed under the sub-heading “Forward-Looking Statements” contained in Part II, Item 7A of this Report, can be relevant to performance as well.
Global Growth Strategy Initiatives
In January 2019, the Company announced an acceleration of investment in its Global Growth Strategy initiatives. The Company expects to invest approximately $100 million through 2022, 90 percent of which will be in cash. The areas of strategic focus are driving innovation across products, sales force and consumer experiences; extending access to make it easier for sales force and consumers to connect; deploying technology to drive sales force engagement and consumer connections; contemporizing the service model to allow the sales force to focus on driving revenue; and simplifying and streamlining structures to create a more aligned and integrated organization. Once implemented, the transformation initiatives are expected to enable annual local currency sales growth of a mid-single digit percentage and to generate about $50 million in annualized savings.
As the Company works to complete the transformation initiatives, it may not realize anticipated savings or benefits from one or more of the various restructuring and cost-savings programs undertaken as part of these efforts in full or in part or within the time periods expected. It also may not realize the increase in sales intended to be enabled by the initiatives. Other events and circumstances, such as financial and strategic difficulties and delays or unexpected costs, including the impact of foreign currency and inflationary pressures, may occur which could result in not realizing targets or in offsetting the financial benefits of reaching those targets. Reaching those targets may also depend on the level of acceptance by the Company's sales force of its compensation initiatives. If the Company is unable to realize the anticipated savings or benefits, or otherwise fails to invest in the growth initiatives, the business may be adversely affected. In addition, any plans to invest these savings and benefits ahead of future growth means that such costs will be incurred whether or not these savings and benefits are realized. The Company is also subject to the risks of labor unrest, negative publicity and business disruption in connection with these initiatives, and the failure to realize anticipated savings or benefits from such initiatives could have a material adverse effect on business, prospects, financial condition, liquidity, results of operations and cash flows.
Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
The principal executive office of the Registrant is owned by the Registrant and is located in Orlando, Florida. The Registrant owns and maintains significant manufacturing and/or distribution facilities in Australia, Brazil, France, Greece, Indonesia, Korea, Mexico, New Zealand, Portugal, South Africa and the United States, and leases manufacturing and distribution facilities in Belgium, China, Germany, India, Japan and Venezuela. The Registrant owns and maintains the headquarters in India and leases the former Beauticontrol manufacturing and distribution facility in Texas. The Registrant is seeking to sub-lease the Beauticontrol facility and is endeavoring to dispose of its manufacturing and distribution facility in France in connection with the Company's restructuring plan announced in July 2017.
The Registrant conducts a continuing program of new product design and development at its facilities in Australia, Belgium and Mexico. None of the owned principal properties is subject to any encumbrance material to the consolidated operations of the Company. Notwithstanding the planned dispositions noted above the Registrant considers the condition and extent of utilization of its plants, warehouses and other properties to be good and the nature of the properties and the capacity of its plants and warehouses generally to be adequate for its needs.

In addition to the above-described improved properties, the Registrant owns unimproved real estate surrounding its corporate headquarters in Orlando, Florida. The Registrant prepared certain portions of this real estate for a variety of development purposes and, in 2002, began selling parts of this property. To date, approximately 390 acres have been sold and about 170 acres remain to be sold in connection with this project that is expected to continue for a number of years.
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
As part of the 1986 reorganization involving the formation of Premark, Premark was spun-off by Dart & Kraft, Inc., and Kraft Foods, Inc. assumed any liabilities arising out of any legal proceedings in connection with certain divested or discontinued former businesses of Dart Industries Inc., a subsidiary of the Registrant, including matters alleging product and environmental liability. The assumption of liabilities by Kraft Foods, Inc. (now Mondelez International, Inc.) remains effective subsequent to the distribution of the equity of the Registrant to Premark shareholders in 1996.
Item 4.    Mine Safety Procedures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The Registrant has not sold any securities in 2016 through 2018 that were not registered under the Securities Act of 1933 as amended. As of February 21, 2019, the Registrant had 46,113 shareholders of record and beneficial holders. The principal United States market on which the Registrant’s common stock is traded is the New York Stock Exchange under the symbol “TUP”.

Item 5a.	Performance Graph.
The following performance graph compares the performance of the Company's common stock to the Standard & Poor's 400 Mid-Cap Stock Index and the Standard & Poor's 400 Mid-Cap Consumer Discretionary Index. The Company's stock is included in both indices. The graph assumes that the value of the investment in the Company's common stock and each index was 100 at December 28, 2013 and that all dividends were reinvested.

Measurement Period (Fiscal Year Ended)	Tupperware Brands Corporation	S&P 400 Mid-Cap	S&P 400 Mid-Cap Consumer Discretionary Index
12/28/2013	100.00	100.00	100.00
12/27/2014	69.63	111.39	111.85
12/26/2015	63.95	109.15	103.71
12/31/2016	63.16	130.22	112.79
12/30/2017	78.56	151.35	134.73
12/29/2018	41.86	133.19	109.91

Item 5c.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.

Item 6.	Selected Financial Data.
The following table presents the Company’s selected historical financial information for the last five years. The selected financial information has been derived from the Company's consolidated financial statements which, for the data presented for fiscal years 2018 and 2017 and for some data presented for 2016, are included in Part II, Item 8 of this Report. This data should be read in conjunction with the Company's other financial information, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" (MD&A) and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in Part II, Items 7 and 8, respectively, in this report. The Company's fiscal year ends on the last Saturday of December and, as a result, the 2016 fiscal year contained 53 weeks as compared with 52 weeks for the other fiscal years presented.

(In millions, except per share amounts)	2018	2017	2016	2015	2014
Operating results
Net sales:
Europe	$525.6	$550.4	$559.4	$612.9	$740.6
Asia Pacific	682.0	734.8	748.6	771.0	839.6
North America	515.1	541.5	548.3	593.7	640.8
South America	347.0	429.1	356.8	306.2	385.1
Total net sales	$2,069.7	$2,255.8	$2,213.1	$2,283.8	$2,606.1
Segment profit:
Europe	$46.3	$54.5	$65.3	$92.4	$117.5
Asia Pacific	172.5	189.3	181.0	175.9	191.7
North America	76.3	69.7	66.1	69.7	69.6
South America	68.3	98.7	82.2	46.5	27.1
Unallocated expenses	(46.3)	(64.1)	(67.6)	(72.8)	(55.9)
Gain on disposal of assets including insurance recoveries, net (a),(b)	18.7	9.1	27.3	13.7	2.7
Re-engineering and impairment charges	(15.9)	(66.0)	(7.6)	(20.3)	(11.0)
Impairment of goodwill and intangible assets (c)	—	(62.9)	—	—	—
Interest expense, net	(43.7)	(43.2)	(45.4)	(45.2)	(43.5)
Income before income taxes	276.2	185.1	301.3	259.9	298.2
Provision for income taxes (d)	120.3	450.5	77.7	74.1	83.8
Net income (loss) (d)	$155.9	$(265.4)	$223.6	$185.8	$214.4
Basic earnings (loss) per common share	$3.12	$(5.22)	$4.43	$3.72	$4.28
Diluted earnings (loss) per common share	$3.11	$(5.22)	$4.41	$3.69	$4.20

See footnotes beginning on the following page.

(Dollars in millions, except per share amounts)	2018	2017	2016	2015	2014
Profitability ratios
Segment profit as a percent of sales:
Europe	9%	10%	12%	15%	16%
Asia Pacific	25	26	24	23	23
North America	15	13	12	12	11
South America	20	23	23	15	7
Financial Condition
Cash and cash equivalents	$149.0	$144.1	$93.2	$79.8	$77.0
Net working capital	(138.5)	(28.3)	(2.3)	(63.5)	(105.0)
Property, plant and equipment, net	276.0	278.2	259.8	253.6	290.3
Total assets	1,308.8	1,388.0	1,587.8	1,598.2	1,769.8
Short-term borrowings and current portion of long-term obligations	285.5	133.0	105.9	162.5	221.4
Long-term obligations	603.4	605.1	606.0	608.2	612.1
Shareholders’ equity (deficit)	(235.2)	(119.4)	212.8	161.0	185.8
Current ratio	0.82	0.96	1.00	0.90	0.86
Other Data
Net cash provided by operating activities	$132.0	$217.4	$237.0	$225.7	$284.1
Net cash used in investing activities	(34.7)	(57.6)	(25.7)	(43.1)	(62.3)
Net cash used in financing activities	(79.0)	(116.6)	(193.3)	(157.1)	(211.0)
Capital expenditures	75.4	72.3	61.6	61.1	69.4
Depreciation and amortization	58.2	60.5	57.5	62.4	63.7
Common Stock Data
Dividends declared per share	$2.72	$2.72	$2.72	$2.72	$2.72
Dividend payout ratio (e)	87.2%	nm	61.4%	73.1%	63.6%
Average common shares outstanding (thousands):
Basic	49,877	50,818	50,521	49,947	50,131
Diluted (f)	50,154	50,818	50,719	50,401	51,011
Period-end book value per share (g)	$(4.69)	$(2.35)	$4.20	$3.19	$3.64
Period-end price/earnings ratio (h)	10.0	nm	11.9	15.1	15.2
nm    Not meaningful

(a)
In 2002, the Company began to sell land held for development near its Orlando, Florida headquarters. During 2018, 2017, 2016, 2015 and 2014, in connection with this program, pretax gains of $7.1 million, $8.8 million, $26.5 million, $12.9 million and 1.3 million, respectively, were included in gains on disposal of assets including insurance recoveries, net.

(b)
Included in gain on disposal of assets including insurance recoveries, net are pretax gains of $9.5 million from the sale and leaseback of a distribution facility in Japan and $2.1 million from the sale of the Beauticontrol property in Texas in 2018 and $1.1 million in 2014 from the sale of property in Australia.

(c)
Valuations completed in 2017, on the Company’s intangible assets resulted in the conclusion that the goodwill value of the Fuller Mexico reporting unit was impaired. This resulted in non-cash charge of $62.9 million.

(d)
In 2017, upon enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"), the Company recorded $375 million of non-cash, income tax charges. In addition, in 2018 the Company recorded $46.6 million of income tax expense related to implementation of provisions of the Tax Act.

(e)	The dividend payout ratio is dividends declared per share divided by basic earnings per share. In 2017, due to the Company's net loss position the dividend payout ratio is not meaningful.

(f)	In 2017, due to the Company's net loss position diluted shares were the same as basic shares outstanding.

(g)	Period-end book value per share is calculated as year-end shareholders’ equity (deficit) divided by full year diluted common shares outstanding.

(h)
Period-end price/earnings ratio is calculated as the year-end market price of the Company’s common stock divided by full year diluted earnings per share. In 2017, due to the Company's net loss position the Period-end price/earnings ratio is not meaningful.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following is a discussion of the results of operations for 2018 compared with 2017 and 2017 compared with 2016, and changes in financial condition during 2018 and 2017. The Company’s fiscal year ends on the last Saturday of December. As a result, the 2016 fiscal year included 53 weeks, as compared with 52 weeks for 2018 and 2017. This information should be read in conjunction with the consolidated financial information provided in Part II, Item 8 of this Annual Report.
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

Overview
(Dollars in millions, except per share amounts)
Total Company Results 2018 vs. 2017

	52 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 29, 2018	December 30, 2017
Net sales	$2,069.7	$2,255.8	(8)%		(5)%	$(82.2)
Gross margin as a percent of sales	66.6%	67.0%	(0.4	) pp	na	na
DS&A as a percent of sales	51.2%	51.4%	(0.2	) pp	na	na
Operating income	$319.8	$232.5	38%		54%	$(24.3)
Net income (loss)	$155.9	$(265.4)	-		-	$(15.5)
Net income (loss) per diluted share	$3.11	$(5.22)	-		-	$(0.31)

Total Company Results 2017 vs. 2016

	52 weeks ended	53 weeks ended	Change		Change excluding the impact of foreign exchange	Foreign exchange impact
	December 30, 2017	December 31, 2016
Net sales	$2,255.8	$2,213.1	2%		1%	$16.7
Gross margin as a percent of sales	67.0%	67.7%	(0.7	) pp	na	na
DS&A as a percent of sales	51.4%	52.6%	(1.2	) pp	na	na
Operating income	$232.5	$354.2	(34)%		(35)%	$4.4
Net income (loss)	$(265.4)	$223.6	-		-	$3.4
Net income (loss) per diluted share	$(5.22)	$4.41	-		-	$0.06
____________________
na    not applicable
pp    percentage points
–not applicable as amount positive in one year and negative in the other

Net Sales
Reported sales decreased 8 percent in 2018 compared with 2017. Excluding the impact of changes in foreign currency exchange rates, sales decreased 5 percent. This included a 1 percentage point positive impact from the benefit of business-to-business sales, mainly in France and Germany, and a 2 percentage point negative impact from the closure of Beauticontrol in 2017 and the combination of the NaturCare and Tupperware businesses in Japan as of the beginning of 2018. The average impact of higher prices on the sales comparison was about 2 percent.
The Company’s businesses operating in emerging market economies accounted for 70 percent and 69 percent of reported sales in 2018 and 2017, respectively. Reported sales in the emerging markets were down 6 percent in 2018 compared with 2017, including a negative translation impact of $95.2 million from changes in foreign currency exchange rates. Excluding the impact of foreign currency, these units were even in sales. The average impact of higher prices in these markets was 2 percent. The most significant increase in local currency sales in the Company's emerging market units was in China, due to the net addition of outlets. Other units with meaningful increases were Tupperware Mexico, due to higher sales force productivity and higher prices, and Tupperware South Africa from more active sellers in connection with higher sales force additions. These results were offset by a decrease in India due to a smaller, less productive sales force, and in Indonesia from a smaller, less active sales force.

Reported sales in the Company’s units operating in established market economies were down 12 percent compared with 2017. Excluding the impact of changes in foreign currency exchange rates, sales were down 14 percent, which included a negative 4 percent impact from the Beauticontrol closure and the combination of the businesses in Japan. The decrease was primarily in France, Germany and Italy, due to less active sellers from lower sales force additions. The average impact of higher prices in the established markets was 1 percent.
Reported sales increased 2 percent in 2017 compared with 2016. Excluding the impact of changes in foreign currency exchange rates, sales increased 1 percent. This included an estimated 1 percentage point negative impact on the comparison from the 53rd week in 2016, as well as 0.7 percentage point negative impact from Beauticontrol, reflecting lower sales in the first half of 2017, and the winding down of operations in the third quarter. The average impact of higher prices on the sales comparison was 2 percent.
The Company’s businesses operating in emerging market economies accounted for 69 percent and 66 percent of reported sales in 2017 and 2016, respectively. Net sales in the emerging markets were up 5 percent in 2017 compared with 2016 in both dollars and local currency. The average impact of higher prices in these markets was 4 percent. The increase in local currency sales in the Company's emerging market units was primarily in Brazil, the Company's largest business unit, reflecting a larger sales force, and in China, reflecting continued growth in the number of members, who are customers of the outlets and more outlets, along with higher productivity, including from improved leveraging of digital marketing. Also contributing to the local currency sales increase was inflation related pricing in Argentina and Venezuela, and the benefit of larger sales forces in Tupperware Mexico and Tupperware South Africa from strong sales force additions. These results were partially offset by decreases in India, from significantly fewer active sellers in light of requirements under the federal government's direct selling guidelines that were enacted in 2016 and constrained consumer spending due to implementation of a nationwide goods and services tax in July 2017, and in Indonesia from a smaller, less active and less productive sales force.
Reported sales in the Company’s units operating in established market economies were down 4 percent in 2017 compared with 2016. Excluding the impact of foreign currency exchange rates, these units were down 6 percent, with the most significant decreases in France and Germany, from smaller sales force sizes, and Nutrimetics Australia and New Zealand, from a smaller, less active sales force, as well as the decision to wind-down Beauticontrol beginning in the third quarter of 2017. These decreases were partially offset by an increase in volume of products sold in the United States and Canada by a larger and more active sales force. The average impact of lower prices in the established markets was 1 percent, primarily related to more aggressive promotional pricing.
Specific segment impacts are further discussed in the Segment Results section in this Part I, Item 7.
Gross Margin
Gross margin as a percentage of sales was 66.6 percent in 2018 and 67.0 percent in 2017. The decrease of 0.4 percentage points ("pp") primarily reflected unfavorable resin costs (0.5 pp), higher manufacturing costs despite the closure of French supply chain facility early in the year, mainly in South America and Europe, in part due to lower volume (0.4 pp), and unfavorable mix of products sold and increased sales incentives, mainly in Brazil and Europe (0.2 pp). These were partially offset by a mix impact from relatively higher sales in certain units with higher than average gross margins (0.3 pp), lower obsolescence costs (0.3 pp) and a positive impact from the translation effect of changes in foreign currency exchange rates in Venezuela (0.1 pp).
Gross margin as a percentage of sales was 67.0 percent in 2017 and 67.7 percent in 2016. The decrease of 0.7 percentage points primarily reflected an unfavorable mix of products sold and more aggressive promotional pricing, mainly at Beauticontrol and in Europe (1.2 pp), a negative impact from the translation effect of changes in foreign currency exchange rates in Venezuela (0.2 pp), unfavorable resin costs (0.2 pp), and higher obsolescence costs, mainly in light of the winding down of Beauticontrol (0.1 pp). These were partially offset by a mix impact from relatively higher sales in certain units with higher than average gross margins (0.5 pp) and lower manufacturing costs, mainly in Europe (0.5 pp).

Operating Expenses
Delivery, sales and administrative expense ("DS&A") as a percentage of sales was 51.2 percent in 2018, compared with 51.4 percent in 2017. The comparison reflected more efficient promotional spending primarily in Brazil and Fuller Mexico (0.8 pp), lower administrative expenses, mainly in Brazil and Corporate, primarily due to lower expense for management incentives (0.7 pp), a favorable mix impact from relatively higher sales in certain units with lower than average DS&A (0.5 pp) and a favorable impact of the 2017 closure of Beauticontrol, which had higher than average DS&A as a percentage of sales (0.2 pp). This was partially offset by higher distribution costs, mainly in Brazil, Europe and Tupperware United States and Canada (0.8 pp), increased commissions, primarily in Brazil, Japan and Tupperware United States and Canada (0.4 pp), higher bad debt expense, mainly in France and Fuller Mexico (0.4 pp) and a negative impact from the translation effect of changes in foreign currency exchange rates (0.4 pp).
DS&A as a percentage of sales was 51.4 percent in 2017, compared with 52.6 percent in 2016. The lower DS&A expense reflected more efficient promotional spending primarily in Asia Pacific and Europe (0.8 pp), relatively higher sales in certain units with lower than average operating expenses (0.6 pp), a positive impact from the translation effect of changes in foreign currency exchange rates (0.2 pp) and lower marketing costs mainly in Europe (0.1 pp). Partially offsetting these decreases, was higher distribution costs in Tupperware North America (0.2 pp) and higher bad debt expense in Europe and South America (0.3 pp).
The Company segregates corporate operating expenses into allocated and unallocated components based upon the estimated time spent managing segment operations. The allocated costs are then apportioned on a local currency basis to each segment based primarily upon segment revenues. The unallocated expenses reflect amounts unrelated to segment operations. Operating expenses to be allocated are determined at the beginning of the year based upon estimated expenditures. Total unallocated expenses in 2018 decreased $17.8 million compared with 2017, reflecting reduced management incentive costs and reduced expenses from corporate marketing initiatives.
Total unallocated expenses in 2017 decreased $3.5 million compared with 2016, reflecting reduced expenses from corporate marketing initiatives, and a higher allocation of costs to the segments, partially offset by increased management incentive costs.
As discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report, the Company includes costs related to the distribution of its products in DS&A expense. As a result, the Company’s gross margin may not be comparable with other companies that include this expense in cost of products sold.
Re-engineering Costs
As the Company continuously evaluates its operating structure in light of current business conditions and strives to maintain the most efficient possible structure, it periodically implements actions designed to reduce costs, improve operating efficiency and otherwise transform its business. These actions often result in re-engineering costs related to headcount reductions and to facility downsizing and closure, as well as related asset write downs and other costs that may be necessary in light of the revised operating landscape including structural changes impacting how its sales force operates. In addition, the Company may recognize gains or losses upon disposal of excess facilities or other activities directly related to its re-engineering efforts.
Over the past three years, the Company has incurred such costs as detailed below that were included in the following income statement captions:

(In millions)	2018	2017	2016
Re-engineering and impairment charges	$15.9	$63.7	$7.6
Cost of products sold	0.9	3.6	—
Total pretax re-engineering costs	$16.8	$67.3	$7.6
In 2018 and 2017, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. In 2018 and 2017, the Company recorded $0.9 million and $3.6 million, respectively, in cost of sales for inventory obsolescence in connection with its re-engineering program.

Under the Company's re-engineering program announced in July 2017, it expects to incur a total of $84 million in pretax costs, of which $81 million has been recorded starting in the second quarter of 2017 through the end of 2018. In connection with this program the Company expects to incur an additional $3 million of pretax re-engineering costs in 2019, with about 65 percent of the total program cost related to severance and benefits, and the balance predominantly related to costs to exit leases and other contracts, mainly related to wind-down of Beauticontrol and closure of the French manufacturing facility, as well as the write-off of excess assets for which there were no disposal proceeds. Cash outflows associated with the overall program are expected to total about $80 million, including $52 million paid through 2018. Both the cost and cash flow are before related asset sales that could bring proceeds of up to $35 to $45 million over time, including $28 million received in connection with the sale of assets in the first half of 2018. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with a small amount realized in 2017 and about two-thirds realized in 2018, mainly in the second half, and an incremental $10 million to be realized in 2019. While the expected savings to date have been realized, other factors more than offset these amounts. The benefits realized in 2018 were reflected most significantly through lower cost of products sold than would otherwise be achieved, as well as through lower DS&A.
In January 2019, the Company announced a transformation program running through 2022 that is expected to cost approximately $100 million, with 90 percent in cash. Once fully implemented, the transformation projects are expected to enable annual local currency sales growth and to generate about $50 million in annualized savings.
In 2016, the re-engineering and impairment charges were primarily associated with headcount reductions in several of the Company's operations in connection with changes in its management and organizational structures.
See also Note 2 to the Consolidated Financial Statements in Part II, Item 8 of this Report, regarding the Company's re-engineering actions.
Fixed Asset Impairment - Venezuela
As of the end of December 2017, the Company evaluated the significant inflationary environment, the early 2018 devaluation of the currency in relation to the U.S. dollar and the actual exchange rates being used to conduct business, particularly procurement of resins to manufacture product in Venezuela. The Company concluded, it would use the parallel exchange rate in use in the country, which was approximately 99 percent lower than the official exchange rate that was used in 2017, to value sales and profit beginning of 2018. As a result of this evaluation, the Company recorded an impairment charge of $2.3 million dollars to reduce the carrying value of its long-term fixed assets to zero. This impairment charge was included in the re-engineering and impairment charge caption of the Company's Consolidated Income Statement, but is not a component of the program announced in July 2017.
There were no fixed asset impairments in 2018 and 2016.
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
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below its recent trend lines, and was expected to fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, and recorded an impairment charge of $62.9 million. The remaining goodwill balance at Fuller Mexico as of December 29, 2018 was $17.1 million.
The estimated fair value of Fuller Mexico equaled its estimated carrying value as of May 2017, reflecting the impairment charge recorded at that time. Having the estimated carrying value equal to fair value results in an elevated risk of future impairment. Since May 2017, Fuller Mexico's local currency sales and cash flows have exceeded those projected in the May 2017 step 1 valuation, which has significantly reduced the risk of impairment at Fuller Mexico.

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
Refer to Note 6 of the Consolidated Financial Statements in Part II, Item 8 for further information.
Gains on Disposal of Assets
The Company continues with its program to sell land for development near its Orlando, Florida headquarters, which began in 2002, recognizing pretax gains of $7.1 million, $8.8 million and $26.5 million under this program in 2018, 2017 and 2016, respectively. Included in 2016 pretax gains under this program was $24.2 million in connection with the sale of two joint ventures the Company had with a real estate development partner to develop land near the Company's Orlando headquarters. Total cash proceeds from the sale were $30.2 million, including $0.9 million related to the operation of the joint ventures during development. The income from the joint venture operations was recorded in other income on the Company's Consolidated Statements of Income in 2016. Gains on land transactions are recorded based upon when the transactions close and proceeds are collected. Transactions in one period may not be representative of what may occur in future periods. Since the Company began this program in 2002, cumulative proceeds from these sales have totaled $147 million with additional net proceeds of up to $90 million expected as the program is completed. The carrying value of the remaining land included in the Company's land sales program was $30 million as of the end of 2018, which was included in property, plant and equipment held for use within the Consolidated Balance Sheets. The Company has concluded that the fair value of the land under this program significantly exceeded the carrying value as of the end of 2018, and will continue to do so into the foreseeable future.
In addition in 2018, the Company executed a sale and leaseback of its distribution facility in Japan. The lease has an initial term of 6 years and 5 months. The transaction resulted in cash proceeds of $22.4 million and a deferred gain of $7.9 million, which was recorded as a liability and will be amortized over the lease term. The Company recorded a gain of $9.5 million in connection with this transaction along with a pretax gain of $2.1 million from the sale of Beauticontrol property in Texas in 2018.
Net Interest Expense
Net interest expense was $43.7 million in 2018, compared with $43.2 million in 2017. Interest expense increased in the year-over-year comparison reflecting the impact of higher interest rates on short-term borrowings and higher average borrowings, partially offset by less expense related to forward points from the Company's hedging activity.
Net interest expense was $43.2 million in 2017, compared with $45.4 million in 2016. Interest expense decreased in the year-over-year comparison reflecting less expense related to forward points from the Company's hedging activity, partially offset by the impact of higher interest rates on short-term borrowings.
Tax Rate
On December 22, 2017, the U.S. government enacted comprehensive tax legislation, the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code. The effective tax rates for 2018, 2017 and 2016 were 43.6, 243.4 and 25.8 percent, respectively. The effective tax rate for 2018 and 2017 reflects the impact of the Tax Act.

The Tax Act also established new tax laws that affected 2018 and 2017 and will affect future years, including but not limited to (1) reducing the U.S. federal corporate rate from 35 percent to 21 percent; (2) elimination of the corporate alternative minimum tax (AMT); (3) the creation of the base erosion anti-abuse tax (BEAT); (4) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (5) a new provision designed to tax global intangible low-taxed income (GILTI); (6) a new limitation on deductible interest expense (IRC section 163(j)); (7) limitations on the deductibility of certain executive compensation ; (8) significant limitations on the use of foreign tax credits (FTCs) to reduce U.S. income tax liability; and (9) changing the rules related to the uses and limitations of net operating loss carryforwards created in tax years beginning after December 21, 2017.
ASC 740 requires a company to record the effect of a tax law change in the period of enactment. However, shortly after the enactment of the Tax Act, the SEC staff issued SEC Staff Accounting Bulletin 118 (“SAB 118”), which allowed a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the enactment date.
In addition to, and in some cases interacting with the Tax Act, tax expense is affected by factors, including the global mix of earnings, changes in foreign tax legislation, acquisitions or dispositions as well as the tax characteristics of income. The Company is required to make judgments on the need to record deferred tax assets and liabilities, uncertain tax positions and assessments regarding the realizability of deferred tax assets in determining the income tax provision. The Company has recognized deferred tax assets based upon its analysis of the likelihood of realizing the benefits inherent in them in accordance with the requirements of SAB 118. During fiscal 2018 and 2017, the Company recorded tax charges for the impact of the Tax Act effects using the current available information and technical guidance on the interpretations of the Tax Act. In 2017 and in accordance with SAB 118, provisional estimates were recorded. The Company has finalized the SAB 118 accounting analysis based on the guidance, interpretations, and data available as of December 22, 2018. Adjustments made in the fourth quarter of fiscal 2018 upon finalization of the accounting analysis were not material to the Consolidated Financial Statements except for the recording of $50.6 million expense for future withholding taxes relating to the future distribution of accumulated foreign earnings subject to the toll charge if that had been recorded as of December 30, 2017.  The Company recorded a $4.0 million benefit related to foreign exchange rate on the withholding tax liability for the period ended December 29, 2018.
In the period ended December 30, 2017 all foreign earnings were subject to the toll charge under the Tax Act. In the year ended December 29, 2018 the Company recorded tax expense of $46.6 million relating to withholding tax associated with the future distribution of unrepatriated foreign earnings of which $39.1 million remained as a deferred tax liability at the end of 2018. These and other foreign earnings can be distributed to the United States without additional tax expense.
In accordance with U.S. GAAP, the Company has made an accounting policy election to treat GILTI as a current period expense. Therefore, the Company has not provided any deferred tax impacts of GILTI in the Consolidated Financial Statements for the year ended December 29, 2018. The Company recognized $10.9 million tax cost associated with the GILTI for the current year. This expense could change significantly once the U.S. Treasury issues final regulations.
In the fourth quarter of 2018, the Company early adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows companies to reclassify from Accumulated Other Comprehensive Income/Loss to Retained Earnings the difference between the historical corporate income tax rate of 35 percent and the 21 percent rate enacted in the Tax Act in December 2017. This resulted in an increase of $24.2 million in Retained Earnings and a decrease of $24.2 million in Accumulated Other Comprehensive Income.
The Tax Act established new IRC Section 163(j), which imposes a new limitation on the deductibility of interest expense. Any current non-deductible amount is carried forward indefinitely. The U.S. Treasury has not issued final regulations regarding a number of the new Tax Act provisions. As such, the Company recorded a deferred tax asset of $15.6 million relating to the current non-deductible interest expense. The Company may re-evaluate its position once the final tax regulations are issued.

At December 29, 2018 and December 30, 2017, the Company had valuation allowances against certain deferred tax assets totaling $253.3 million and $235.5 million, respectively. The increase in valuation allowance was primarily associated with higher deferred tax assets for net operating losses. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. This assessment is based in part upon expected future domestic results under the Tax Act, and available foreign source income, including rents and royalties available for credit usage under the Tax Act, as well as anticipated gains related to future sales of land held for development near the Company's Orlando, Florida headquarters. Certain tax planning transactions may be entered into to facilitate realization of these benefits once the final tax regulations are issued. In evaluating uncertain tax positions, the Company makes determinations regarding the application of complex tax rules, regulations and practices. Uncertain tax positions are evaluated based on many factors including but not limited to changes in tax laws, new developments and the impact of tax audit settlements on future periods. Refer to the critical accounting policies section and Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Report for additional discussions of the Company's methodology for evaluating deferred tax assets.
As of December 29, 2018 and December 30, 2017, the Company's accrual for uncertain tax positions was $15.1 million and $19.8 million, respectively. During the year ended December 29, 2018, the accrual for uncertain tax positions decreased by $4.7 million, including a $3.6 million decrease due to the expiration of the statute of limitations in various jurisdictions.
The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.5 million. For the remaining balance as of December 29, 2018, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
Net Income and Operating Income
Operating income increased 38 percent in 2018 compared with 2017, which included a 16 point negative translation impact on the comparison from changes in foreign currency exchange rates. Net income increased $421.3 million on a reported basis, including a $15.5 million negative translation impact from changes in foreign exchange rates. The increase in local currency net income was primarily due to the absence of $375.0 million of non-cash income tax charges related to the Tax Act that was recorded in the fourth quarter of 2017, the absence of the non-cash $62.9 million goodwill impairment related to Fuller Mexico that was recorded in 2017, lower pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017, lower corporate costs and higher pre-tax gains from real estate transactions. These local currency increases were partially offset by lower segment profit in Asia Pacific, primarily due to lower sales, South America, reflecting elevated costs in Brazil, Europe, primarily due to lower sales and higher selling expenses and $46.6 million of income tax expense related to implementation of provisions of the Tax Act that was recorded in 2018.
Operating income decreased 34 percent in 2017 compared with 2016, which included a 1 point positive translation impact on the comparison from changes in foreign currency exchange rates. Net loss of $265.4 million represented a decrease of $489.0 million from 2016. The decrease in local currency net income was primarily due to the $375.0 million of non-cash income tax charges related to the Tax Act, the $62.9 million goodwill impairment related to Fuller Mexico, higher pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017, lower pre-tax gains from real estate transactions and lower segment profit in Europe primarily due to lower sales, along with higher bad debt expenses. These local currency decreases were partially offset by higher segment profit in South America, reflecting increased sales in Brazil and lower operating expenses in Asia Pacific, as well as sales growth and a mix shift toward China that has very good profitability, and higher sales in Tupperware Mexico, and the United States and Canada in North America.
International operations accounted for 92 percent of sales in 2018 and 91 percent in 2017 and 2016. They accounted for 97 percent of segment profit in 2018, 98 percent in 2017 and 99 percent in 2016.

Segment Results 2018 vs. 2017

(Dollars in millions)	2018	2017	Change			Change excluding the translation impact of foreign exchange		Translation foreign exchange impact		Percent of total
			Dollar	Percent						2018	2017
Net Sales
Europe	$525.6	$550.4	$(24.8)	(5)%		(6)%		$9.6		25%	24%
Asia Pacific	682.0	734.8	(52.8)	(7)		(6)		(6.2)		33	33
North America	515.1	541.5	(26.4)	(5)		(4)		(6.4)		25	24
South America	347.0	429.1	(82.1)	(19)		(1)		(79.2)		17	19
Total net sales	$2,069.7	$2,255.8	$(186.1)	(8)%		(5)%		$(82.2)		100%	100%
Segment profit
Europe	$46.3	$54.5	$(8.2)	(15)%		(19)%		$2.5		13%	13%
Asia Pacific	172.5	189.3	(16.8)	(9)		(8)		(0.8)		47	46
North America	76.3	69.7	6.6	9		12		(1.4)		21	17
South America	68.3	98.7	(30.4)	(31)		(15)		(18.8)		19	24
Segment profit as a percent of sales
Europe	8.8%	9.9%	na	(1.1	)pp	(1.4	)pp	0.3	pp	na	na
Asia Pacific	25.3	25.8	na	(0.5)		(0.6)		0.1		na	na
North America	14.8	12.9	na	1.9		2.0		(0.1)		na	na
South America	19.7	23.0	na	(3.3)		(3.1)		(0.2)		na	na
____________________
pp    Percentage points
na    Not applicable

Europe
Reported sales decreased 5 percent in 2018 compared with 2017. Excluding the translation impact of foreign currency exchange rates, sales decreased by 6 percent, primarily reflecting reduced volume of products sold. This included a 5 percentage point positive impact from the benefit of business-to-business sales, mainly in France and Germany. On average, prices were even in 2018.
Emerging market units accounted for $215.2 million and $201.9 million of reported net sales in this segment in 2018 and 2017, respectively, which represented 41 percent and 37 percent of net sales, respectively. On a local currency basis, the emerging market units' sales increased by 9 percent, primarily reflecting more active sellers from higher additions in Commonwealth of Independent States (CIS) and Tupperware South Africa, as well as higher productivity in CIS.
Local currency sales in the Company’s established market units decreased by 15 percent, reflecting lower core business sales due to less active sellers in France, Germany and Italy, as well as sales force response to service issues in connection with the closure of the French supply chain facility early in the year. This was partially offset by relatively large business-to-business sales in France and Germany.
Segment profit decreased $8.2 million, or 15 percent in 2018 compared with 2017. Segment profit as a percentage of sales was 8.8 percent in 2018 compared with 9.9 percent in 2017. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 19 percent compared with 2017. The decreased segment profit was primarily due to lower sales, along with higher distribution costs and bad debt expense, most significantly in France and Germany, partially offset by lower promotional spending as a percentage of sales, associated with business-to-business sales.

The positive translation impact of foreign currency rates versus the U.S. dollar on the year-over-year comparison of sales was primarily attributable to a stronger euro, partially offset by a weaker Turkish lira, while only the euro had a meaningful impact on the profit comparison.
Asia Pacific
Reported sales in Asia Pacific in 2018 decreased 7 percent compared with 2017. Excluding the translation impact of foreign currency exchange rates, the segment's sales decreased 6 percent, reflecting lower volume in Tupperware Australia and New Zealand, India and Indonesia, partially offset by higher volume in China. On average, prices were even for the segment in 2018.
Emerging market units accounted for $586.5 million and $622.2 million in 2018 and 2017, respectively, or 86 percent and 85 percent of the sales in this segment in 2018 and 2017, respectively. Excluding the $4.7 million negative impact of foreign currencies on the comparison, these markets' sales decreased 5 percent. The most significant decrease was in Indonesia from a smaller, less active sales force from lower sales force additions and the response to the Company's product and promotional programs. In addition, India had lower sales due to a smaller, less productive sales force, as well as the impact from a nationwide goods and services tax that began in July 2017. These decreases were offset by China, primarily related to the net addition of outlets. China ended 2018 with 6,600 outlets, which was 9 percent more than at the end of 2017.
Reported sales in the established market units decreased 15 percent. Excluding the impact of foreign currencies, these markets' sales decreased 14 percent, primarily reflecting a smaller, less productive sales force in Tupperware Australia and New Zealand, and the impact from the combination of the Tupperware and NaturCare businesses in Japan as of the beginning of 2018.
Total segment profit decreased $16.8 million, or 9 percent, in 2018. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 8 percent compared with 2017. Segment profit as a percentage of sales was 25.3 percent in 2018 compared with 25.8 percent in 2017. The decreased segment profit was primarily related to lower sales in India and Indonesia, along with increased spending in Indonesia. This was partially offset by higher sales in China, which has a high contribution margin and $5.6 million in provincial government awards in China in 2018.
The negative translation impact of foreign currency rates on the year-over-year comparison of sales versus the U.S. dollar was primarily attributable to a weaker Indonesian rupiah, Indian rupee and the Philippine peso, partially offset by a stronger Chinese renminbi and Malaysian ringgit. The Chinese renminbi and Indonesian rupiah generally carry the highest exposure to changes in foreign currency rates due to the share of the segment's sales and profit generated in those currencies.
North America
Reported sales decreased 5 percent in 2018 compared with 2017. Excluding the impact of foreign currencies, the segment's sales decreased 4 percent. This included a 6 percentage point negative impact from the closure of Beauticontrol in 2017. The average price increase in this segment was 4 percent.
Emerging markets accounted for $297.6 million and $292.4 million of reported net sales in this segment in 2018 and 2017, respectively, which represented 58 percent and 54 percent of the sales in this segment in 2018 and 2017, respectively. On a local currency basis, the emerging market units' sales increased 4 percent, primarily reflecting a more productive sales force and higher prices in Tupperware Mexico.
Reported sales in the established markets decreased 13 percent. Excluding the 13 percentage point negative impact from the closure of Beauticontrol in 2017, the segment's sales in 2018 were even with 2017.
Segment profit increased $6.6 million, or 9 percent, in 2018 compared with 2017. Segment profit as a percentage of sales at 14.8 percent was 1.9 percentage points higher than 2017, reflecting the absence of the 2017 loss by Beauticontrol, and higher sales by Fuller and Tupperware Mexico as well as a higher drop-through on incremental sales in Tupperware Mexico.
The Mexican peso was the main foreign currency that impacted the year-over-year comparisons.

South America
Reported sales for this segment decreased 19 percent in 2018 compared with 2017. Excluding the translation impact of changes in foreign currency exchange rates, sales decreased 1 percent, reflecting lower sales force activity and productivity in Brazil due to political and macro-economic instability that included a 10-day nationwide road blockade in May 2018, partially offset by Argentina from higher prices due to inflation. All of the businesses in this segment operate in emerging market economies. The average price increase in this segment was 4 percent.
Segment profit decreased $30.4 million, or 31 percent, in 2018 compared with 2017, including a negative $18.8 million impact from changes in foreign currency exchange rates. Segment profit as a percentage of sales, at 19.7 percent, was 3.3 percentage points lower than in 2017. The most significant decrease in local currency segment profit was in Brazil, reflecting lower sales, the impact on product cost in Brazil of lower production volume and incremental resin costs and costs in addressing product availability in connection with a customs strike. This was partially offset by $5.3 million lower expenses in 2018 in connection with inflation related balance sheet adjustments in Argentina and Venezuela, including fixed asset impairments that were impacted by the weakening of the currency exchange rate. Argentina and Venezuela are accounted for as hyperinflationary. As a consequence, amounts related to the translation of monetary assets when the exchange rate to the U.S. dollar fluctuates are recorded in income, whereas for non-hyperinflationary units they are recorded as a cumulative translation adjustment on the Consolidated Balance Sheet.
The Argentine peso, the Brazilian real and Venezuelan bolivar were the main currencies with significant negative translation impacts on the year-over-year comparisons.
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
____________________
pp    Percentage points
na    Not applicable

Europe
Reported sales decreased 2 percent in 2017 compared with 2016. Excluding the translation impact of foreign currency exchange rates, sales decreased 4 percent, primarily reflecting reduced volume of products sold, as well as more aggressive promotional pricing. On average, prices decreased by 1 percent in 2017.

Emerging market units accounted for $201.9 million and $189.6 million of reported net sales in this segment in 2017 and 2016, representing 37 percent and 34 percent of net sales, respectively. On a local currency basis, the emerging market units' sales increased by 4 percent, primarily reflecting a larger sales force from significantly higher additions in Tupperware South Africa during the first half of 2017.
Local currency sales in the Company’s established market units decreased by 9 percent, reflecting smaller sales forces from lower additions in France and Germany, as well as the negative impacts on several business units in continental Europe from service disruptions in connection with the Company's project that began in the fourth quarter of 2017 to close the French manufacturing and supply chain facility.
Segment profit decreased $10.8 million, or 16 percent in 2017 compared with 2016. Segment profit as a percentage of sales was 9.9 percent in 2017 compared with 11.7 percent in 2016. Excluding the translation impact of foreign currency exchange rates, segment profit decreased 21 percent compared with 2016. The decreased segment profit was primarily due to lower sales, along with higher bad debt expense, most significantly in France and Germany, partially offset by lower promotional spending.
The positive translation impact of foreign currency rates versus the U.S. dollar on the year-over-year comparison of sales was primarily attributable to a stronger euro and South African rand, partially offset by a weaker Turkish lira, while only the South African rand had a meaningful impact on the profit comparison.
Asia Pacific
Reported sales in Asia Pacific in 2017 decreased 2 percent compared with 2016. Excluding the translation impact of foreign currency exchange rates, the segment's sales decreased 1 percent, including a 1 percentage point negative impact from the 53rd week in 2016, as well as lower volume in India, Indonesia and Nutrimetics Australia and New Zealand, partially offset by higher volume in China. There was a 1 percent average price increase for the segment.
Emerging market units accounted for $622.2 million and $629.5 million of sales in 2017 and 2016, respectively, or 85 percent and 84 percent of the sales in this segment in 2017 and 2016, respectively. Excluding the $5.2 million negative impact of foreign currencies on the comparison, these units' sales in 2017 were even with 2016. The most significant decrease among the units was a decrease in Indonesia from a smaller, less active and less productive sales force in connection with the response to the Company's product and promotional programs, as well as lower sales force member additions. In addition, India had lower sales due to significantly fewer active sellers in light of requirements under the federal government's direct selling guidelines that were enacted in 2016 and a constrained consumer spending environment due to the implementation of a nationwide goods and services tax in July 2017. These decreases were offset by China, primarily related to the net addition of outlets with significantly higher productivity, including from digital marketing initiatives to its members, as well as some timing benefit from a shift in ordering patterns. China ended 2017 with 6,100 outlets, which was 11 percent more than at the end of 2016.
Reported sales in the established market units decreased 5 percent. Excluding the impact of foreign currencies, these markets' sales decreased 7 percent, primarily in Nutrimetics Australia and New Zealand due to a smaller, less active sales force from lower additions.
Total segment profit increased $8.3 million, or 5 percent, in 2017. The impact of foreign currency translation was not significant. Segment profit as a percentage of sales was 25.8 percent in 2017 compared with 24.2 percent in 2016. The improved profitability was primarily related to higher sales in China with its high contribution margin on incremental sales, and lower promotional spending, partially offset by lower sales in India and Indonesia.
The Philippine peso and Malaysian ringgit were the currencies that had the most contribution to the translation impact from foreign currencies on the year-over-year sales comparison.
North America
Reported sales decreased 1 percent in 2017 compared with 2016. The translation impact of foreign currency exchange rates was not significant. There was a 3-point negative impact on the comparison from Beauticontrol, reflecting lower sales in the first half of 2017 and the winding down of its operations in the third quarter. There was also an estimated 1-point negative impact from the 53rd week in 2016. The average price increase in this segment was 2 percent.

Emerging markets accounted for $292.4 million and $295.3 million of reported net sales in this segment in 2017 and 2016, respectively, which represented 54 percent of sales in both years. On a local currency basis, the emerging market units' sales were even, primarily reflecting a sales increase in Tupperware Mexico, due to a larger sales force, offset by Fuller Mexico from fewer active and less productive sellers.
Reported sales in the established markets decreased 2 percent, primarily due to Beauticontrol, partially offset by a sales increase in the United States and Canada, reflecting more active sellers and good response to programs to drive higher volumes of products sold.
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
Segment profit increased $16.5 million, or 20 percent, in 2017 compared with 2016, including a positive $1.2 million impact from changes in foreign currency exchange rates. Segment profit as a percentage of sales, at 23.0 percent, was even with 2016. The most significant increase in local currency segment profit was in Brazil from higher sales. Argentina and Venezuela also contributed to the increased local currency profit due to higher sales. In addition, there was $5.4 million more in expenses in 2017 in connection with items on the Venezuelan balance sheet, including fixed asset impairments that were impacted by the weakening of the currency exchange rate that occurred in 2017 and 2016.
The Brazilian real was the main currency with a significant positive translation impact on the year-over-year comparisons, partially offset by weaker Argentine peso and Venezuelan bolivar.
Financial Condition
Liquidity and Capital Resources
Net working capital was negative $138.5 million as of December 29, 2018, compared with negative $28.3 million as of December 30, 2017 and negative $2.3 million as of December 31, 2016. The current ratio was 0.8 to 1.0 at the end of 2018, and 1.0 to 1.0 at the end of 2017 and 2016.
The Company’s reported net working capital decreased $110.2 million in 2018 compared with 2017. Excluding the negative $14.5 million impact due to changes in foreign currency exchange rates, working capital decreased $95.7 million, primarily reflecting a $138.0 million increase in short-term borrowings, net of cash and cash equivalents. This local currency decrease was partially offset by a $17 million decrease in accounts payable and accrued liabilities due to payments during the year under the Company's re-engineering program announced in 2017 and payment of management incentives earned in 2017 with much less accrued for incentives earned in 2018, a $16.6 million increase in inventory, related to a lower than expected sell through and an $11.0 million increase in accounts receivable due to the level and timing of sales around the end of each period as well as higher overdue amounts.

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
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware Nederland B.V. ( the “Subsidiary Borrower” ), formerly known as Tupperware International Holdings B.V. , entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated September 11, 2013, as amended by Amendment No. 1 dated June 2, 2014 (as so amended, the “Credit Agreement”). The Credit Agreement makes available to the Company and the Subsidiary Borrower a committed five-year credit facility in an aggregate amount of $600 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions including the agreement of the lenders. As of December 29, 2018, the Company had total borrowings of $283.9 million outstanding under its Credit Agreement, with $186.8 million of that amount denominated in euros.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.
Loans taken under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects the London Interbank Offered Rate ("LIBOR"). As of December 29, 2018, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 2.32 percent on borrowings under the Credit Agreement. The LIBOR rate used in determining the interest rate cannot be below zero, which it was throughout 2018 for euro based borrowings.
The Credit Agreement contains customary covenants, including financial covenants requiring minimum interest coverage and allowing a maximum amount of leverage. As of December 29, 2018, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, the ability to access cash generated internationally in Brazil, China, Indonesia, Malaysia, Mexico, South Africa or elsewhere, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” in this Part II, Item 7 and in the Company’s other reports filed with the SEC could impact the Company’s ability to comply with these covenants.
See Note 7 to the Consolidated Financial Statements in Part II, Item 8 of this Report for further details regarding the Company's debt.

The Company monitors the financial stability of third-party depository institutions that hold its cash and cash equivalents and diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions and its current dividend. This liquidity includes its year-end 2018 cash and cash equivalents balance of $149.0 million, cash flows from operating activities, and access to its $600 million Credit Agreement and other uncommitted lines of credit. As of December 29, 2018, the Company had $396.8 million of unused lines of credit, including $314.6 million available under its Credit Agreement and $82.2 million available under other uncommitted lines of credit. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $149.0 million as of December 29, 2018. The cash was held by foreign subsidiaries, and 7 percent was not currently eligible for repatriation due to the level of past statutory earnings by the foreign unit in which the cash was held or other local restrictions. Other than expense of $46.6 million for the future distribution of unrepatriated foreign earnings, no U.S. federal income taxes or foreign withholding taxes have been recorded related to earnings for which there is an indefinite reinvestment assertion.
The Company’s most significant foreign currency exposures are the Brazilian real, Chinese renminbi, euro, Indonesian rupiah, Malaysian ringgit, Mexican peso and South African rand. Business units in which the Company generated at least $100 million of sales in 2018 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and the United States and Canada. Of these units, sales by Brazil, China and the United States and Canada exceeded $200 million. A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the additions, retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs.
Operating Activities
Net cash provided by operating activities in 2018 was $132.0 million, compared with $217.4 million in 2017. The unfavorable comparison was primarily due to lower profit by the segments and higher cash outflows related to accounts payable and accrued liabilities, most significantly related to amounts due at the beginning versus end of the periods for non-income taxes and amounts due for recurring costs in light of a lower level of business in certain units and higher amounts paid in connection with the Company's re-engineering program announced in 2017. Additionally, there was a higher cash outflow from inventory produced but not sold.
Net cash provided by operating activities in 2017 was $217.4 million, compared with $237.0 million in 2016. The unfavorable comparison was primarily due to a decrease in reported net income, notwithstanding the non-cash tax provision elements in connection with the enactment of the Tax Act and non-cash re-engineering and impairment charges. Additionally, there were cash outflows from an increase in accounts receivable, due to the level and timing of sales around the end of each period, as well as higher overdue amounts, and inventory, related to a lower than expected sell through. These outflows were partially offset by increases in accounts payable and accrued liabilities.
Investing Activities
In 2018, 2017 and 2016, the Company spent $75.4 million, $72.3 million and $61.6 million, respectively, on capital expenditures. In 2018, 2017 and 2016, capital expenditures included $19.9 million, $18.5 million, and $18.3 million, respectively, for molds for new products and $13.7 million, $23.1million, and $17.1 million, respectively, for the expansion of manufacturing capacity and supply chain capabilities, most significantly in Brazil and Mexico and $20.2 million, $10.7 million, and $8.2 million, respectively, on various global information technology projects. In addition, the Company also spent $9.2 million, $7.5 million and $3.8 million, in each respective year related to land development near its Orlando headquarters.
Partially offsetting the capital spending were proceeds from the sale of long-term assets of $40.7 million, $14.7 million and $35.9 million in 2018, 2017 and 2016, respectively. In 2018, there was a transaction associated with a distribution facility in Japan, the Beauticontrol headquarters in Texas was sold, along with transactions associated with land near the Company's Orlando, Florida headquarters, which also occurred in 2017 and 2016. In all years, there were also proceeds related to the sale of vehicles that had been purchased for the sales force, primarily in South Africa.

Financing Activities
In 2018, 2017 and 2016, the Company made net payments on long-term debt of $1.9 million, $2.0 million and $2.2 million, respectively, mainly related to its scheduled lease payments. In addition, the Company had net inflows of $162.1 million and $15.6 million and an outflow of $52.0 million for changes in borrowings under its revolving credit agreements in each of these respective periods.
Dividends
During 2018, 2017 and 2016, the Company declared dividends of $2.72 per share of common stock totaling $137.8 million, $139.5 million and $138.8 million, respectively.
Going forward, the Company expects its Board of Directors to evaluate its dividend rate annually with its declaration in the first quarter of each year. In the first quarter of 2019, the Board of Directors declared a quarterly dividend of $0.27 per share, versus $0.68 per share that had been declared each quarter in 2018, 2017 and 2016. The payment of a dividend on common shares is a discretionary decision and subject to a significant event that would require cash, the ability to continue to comply with debt covenants, cash needed to finance operations, making necessary investments in the future growth of the business, required or discretionary debt repayment obligations, the impacts of changes in foreign currency exchange rates, the ability to access internationally generated cash or other cash needs, as well as compliance with Delaware law regarding capital surplus. As well, if there is an event requiring the use of cash, such as a strategic acquisition, the Company would need to reevaluate whether to maintain its dividend payout.
Stock Option Exercises
During 2018, 2017 and 2016, the Company received proceeds of $0.3 million, $11.8 million and $0.8 million, respectively, related to the exercise of stock options. The corresponding shares were issued out of the Company’s balance held in treasury.
Stock Repurchases
In January 2017, the Company's Board of Directors extended its existing share repurchase authorization for open market share repurchases, which allows up to $2.0 billion to be spent, through February 1, 2020. Under this program, the Company repurchased 2.6 million shares for a total of $100 million in 2018. There were no share repurchases under this program in 2017 and 2016. Since inception of the program in May 2007, and through December 29, 2018, the Company has repurchased 23.8 million shares at an aggregate cost of $1.39 billion. In setting share repurchase amounts, the Company expects to target over time a debt-to-EBITDA ratio of below 2.0 times consolidated funded debt (as defined in the Company's Credit Agreement); however, it has indicated it may opportunistically repurchase in 2019 up to $100 million worth of shares, notwithstanding it expects its debt-to-EBITDA ratio to be above 2.0 times throughout the year.
Employees are also allowed to use shares to pay withholding taxes, up to the minimum statutory amount, related to activity under all of the Company's stock incentive plans. For 2018, 2017 and 2016, the value of shares used for withholding taxes was $1.5 million, $2.5 million and $1.7 million, respectively, which is included as stock repurchases in the Consolidated Statements of Cash Flows.

Contractual Obligations
The following summarizes the Company’s contractual obligations at December 29, 2018 and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations	$888.9	$285.5	$602.3	$1.1	$—
Interest payments on long term obligations	72.3	29.3	43.0	—	—
Pension benefits	135.4	25.6	21.4	28.5	59.9
Post-employment medical benefits	12.6	1.3	2.5	2.3	6.5
Income tax payments (a)	2.5	2.5	—	—	—
Capital commitments (b)	4.3	4.3	—	—	—
Operating lease obligations	103.2	28.3	35.0	14.6	25.3
Total contractual obligations (c)	$1,219.2	$376.8	$704.2	$46.5	$91.7
____________________

(a)
Other than the amount presented, the Company has not included in the table above, amounts related to its unrecognized tax positions, as it is unable to make a reliable estimate of the amount and period in which these items might lead to payments. As of December 29, 2018 the Company’s total accrual for uncertain tax positions were $15.1 million. It is reasonably possible that the accrual for uncertain tax positions could materially change within the next 12 months based on the results of tax examinations, expiration of statutes of limitations in various jurisdictions and additions due to ongoing transactions and activity. However, the Company is unable to estimate the impact of such events.

(b)	Capital commitments represent signed agreements as of December 29, 2018 on several capital projects in process at the Company’s various units.

(c)	The table excludes information on recurring purchases of inventory as these are made under non-binding purchase orders, are generally consistent from year to year, and are short-term in nature.

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
At December 29, 2018 and December 30, 2017, the Company had valuation allowances against certain deferred tax assets totaling $253.3 million and $235.5 million, respectively. The increase in valuation allowance was primarily associated with higher deferred tax assets for net operating losses. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. At the end of 2018, the Company had gross domestic deferred tax assets of $291.7 million against which a valuation allowance of $187.3 million had been recorded. Of these total assets, $50.0 million relates to recurring type temporary differences which reverse regularly and are replaced by newly originated items. The balance included assets of $34.7 million related to advanced payment agreements, which are expected to reverse over the next three years, and other deferred tax assets. The gross balance also included $193.5 million of foreign tax credits. In addition, the Company has $1.6 million of federal net operating losses and $5.1 million of federal tax credits that have no expiration date and $39.1 million other liabilities associated with the future distribution of previously taxed foreign income. The balance also included $4.4 million of net state operating losses and other book versus tax asset differences of approximately $3.9 million.
The federal net operating losses are related to a subsidiary that is excluded from the federal consolidated tax return, and is engaged in land sales and development near the Company's Orlando, Florida headquarters. As such, the federal net operating losses do not impact the utilization of foreign tax credits. The Company believes that gains related to future sales of land and other income will be sufficient to realize the $1.6 million net operating loss of this subsidiary. These estimates are made based upon the Company's business plans and growth strategies in each market and are made on an ongoing basis; consequently, future material changes in the valuation allowance are possible. Any change in valuation allowance amounts are reflected in the period in which the change occurs.
As of December 29, 2018 and December 30, 2017, the Company's accrual for uncertain tax positions was $15.1 million and $19.8 million, respectively. During the year ended December 29, 2018, the accrual for uncertain tax positions decreased by $4.7 million, including a $3.6 million decrease due to the expiration of the statute of limitations in various jurisdictions.
Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.5 million and $7.3 million as of December 29, 2018 and December 30, 2017, respectively. Interest and penalties included in the provision for income taxes totaled $1.8 million and $0.2 million for 2018 and 2017, respectively.

The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.5 million. For the remaining balance as of December 29, 2018, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
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
Refer to Note 1 and Note 6 of the Consolidated Financial Statements in Part II, Item 8 of this Report regarding the annual process for evaluating goodwill and intangible assets.

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

Discount Rate	2018	2017	2016
U.S. Plans	3.3%	3.8%	3.9%
Foreign Plans	2.6	2.2	2.3
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

Expected rate of return	2018	2017	2016
U.S. Plans	7.0%	7.3%	8.3%
Foreign Plans	3.0	3.1	3.2
The following table highlights the potential impact on the Company’s annual pension expense due to changes in certain key assumptions with respect to the Company’s plans, based on assets and liabilities at December 29, 2018:

(In millions)	Increase	Decrease
Discount rate change by 50 basis points	$(1.1)	$1.4
Expected rate of return on plan assets change by 50 basis points	(0.5)	0.5
Other Post Retirement Benefits
The Company accounts for its post-retirement benefit plan in accordance with applicable accounting guidance, which requires that amounts recognized in financial statements be determined on an actuarial basis. This determination requires the selection of various assumptions, including a discount rate, to value benefit obligations. The Company determines the discount rate primarily by reference to rates of return on high-quality, long term corporate bonds that mature in a pattern similar to the expected payments to be made under the plan. The discount rate assumptions used by the Company to determine other post-retirement benefit expense were 3.5 percent for 2018, and 4.0 percent for 2017 and 2016. A change in discount rate of 50 basis points would not materially change the annual expense associated with the plan.

Revenue Recognition
On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. The new guidance was applied to all contracts at the date of initial application. There was no impact on beginning retained earnings from the adoption as of December 31, 2017. Results for reporting periods beginning December 31, 2017 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.
Under the new guidance, the contract is defined as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. The Company elected to account for shipping and handling activities that occur after the customer has obtained control of the product as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met.
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
Interest Rate Risk
Loans taken under the Credit Agreement are of a short duration and bear interest under a formula that includes, at the Company's option, one of three different base rates, plus an applicable spread. The Company generally selects LIBOR as its base rate. Although the Company’s euro LIBOR base rate was below zero throughout 2018, the base rate cannot be below zero under the Credit Agreement. As of December 29, 2018, the Credit Agreement dictated a spread of 150 basis points, which gave the Company a weighted average interest rate on its U.S. dollar and euro denominated LIBOR based borrowings under the Credit Agreement of 2.32 percent.
As of December 29, 2018, the Company had total borrowings of $283.9 million outstanding under its Credit Agreement, with $186.8 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.
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
Another economic risk of the Company is exposure to changes in foreign currency exchange rates on the earnings, cash flows and financial position of its international operations. The Company is not able to project, in any meaningful way, the effect of these possible fluctuations on translated amounts or future earnings. This is due to the Company's constantly changing exposure to various currencies, the fact that all foreign currencies do not react in the same manner in relation to the U.S. dollar and the large number of currencies involved, although the Company's most significant income and cash flow exposures are to the Brazilian real, Chinese renminbi, Indonesian rupiah, Malaysian ringgit, Mexican peso and South African rand.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges was inflows of $2.9 million and $0.1 million and an outflow of $2.7 million in 2018, 2017 and 2016, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of December 29, 2018 were to buy U.S. dollars worth $176.5 million, and to sell euros worth $76.2 million and Mexican pesos worth $30.4 million. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of December 29, 2018, the Company was in a net receivable position of $4.1 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts. Through the end of 2018, the Company recorded the impact of forward points in net interest expense.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2019 cost of sales will include approximately $130 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About 80 percent of its resins are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining 20 percent of its resins is more highly engineered. The price of oil and natural gas plays some role in determining price, and that role is more direct in less highly engineered than more highly engineered resins. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $13 million compared with the prior year. For 2018, the Company estimates there was a $10 million negative local currency impact on its gross margin related to sales of the Tupperware® products it produced and had contract manufactured due to resin cost changes, as compared with 2017. For full year 2019, the estimate is that there will be no significant impact of resin cost changes, on a local currency basis, on the Company's gross margin related to sales of the Tupperware® products it produces and has contract manufactured, as compared with 2018. In addition to the impact of the price of oil and natural gas, the price the Company pays for its resins is also impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.
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

•
disruptions caused by restructuring activities, including facility closure, and the combination and exit of business units, impacting business models, the supply chain, as well as not fully realizing expected savings or benefits related to increasing sales from actions taken;

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

•
the ability to procure and pay for at reasonable economic cost, sufficient raw materials and/or finished goods to meet current and future consumer demands at reasonable suggested retail pricing levels in certain markets, particularly those with stringent government regulations and restrictions;

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

•	the introduction of Company operations in new markets outside the United States;

•	general social, economic and political conditions in markets, such as in Argentina, Brazil, China, France, India, Mexico, Russia and Turkey and other countries impacted by such events;

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

•
the ability to repatriate, or otherwise make available, cash in the United States and to do so at a favorable foreign exchange rate and with favorable tax ramifications, particularly from Brazil, China, India, Indonesia, Malaysia, Mexico and South Africa;

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

•
the Company's access to, and the costs of, financing and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's credit arrangements and senior notes due in mid 2021;

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

•
the impact of counterfeit and knocked-off products and programs in the markets in which the Company operates and the effect this can have on the confidence of, and competition for, the Company's sales force members;

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

Item 8.	Financial Statements and Supplementary Data.
Tupperware Brands Corporation
Consolidated Statements of Income

	Year Ended
(In millions, except per share amounts)	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$2,069.7	$2,255.8	$2,213.1
Cost of products sold	692.2	744.3	714.7
Gross margin	1,377.5	1,511.5	1,498.4
Delivery, sales and administrative expense	1,060.5	1,159.2	1,163.9
Re-engineering and impairment charges	15.9	66.0	7.6
Impairment of goodwill and intangible assets	—	62.9	—
Gains on disposal of assets	18.7	9.1	27.3
Operating income	319.8	232.5	354.2
Interest income	2.8	2.9	3.4
Interest expense	46.5	46.1	48.8
Other expense (income)	(0.1)	4.2	7.5
Income before income taxes	276.2	185.1	301.3
Provision for income taxes	120.3	450.5	77.7
Net income (loss)	$155.9	$(265.4)	$223.6
Basic earnings (loss) per common share	$3.12	$(5.22)	$4.43
Diluted earnings (loss) per common share	$3.11	$(5.22)	$4.41

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Comprehensive Income

	Year Ended
(In millions)	December 29, 2018	December 30, 2017	December 31, 2016
Net income (loss)	$155.9	$(265.4)	$223.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(53.0)	42.4	(53.7)
Deferred gain (loss) on cash flow hedges, net of tax benefit (provision) of $0.1, $0.8 and ($0.4), respectively	0.1	(3.3)	0.6
Pension and other post-retirement income, net of tax benefit (provision) of ($0.5), ($1.2) and $0.4, respectively	4.4	3.0	3.6
Other comprehensive income (loss)	(48.5)	42.1	(49.5)
Total comprehensive income (loss)	$107.4	$(223.3)	$174.1

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Balance Sheets

(In millions, except share amounts)	December 29, 2018	December 30, 2017
ASSETS
Cash and cash equivalents	$149.0	$144.1
Accounts receivable, less allowances of $45.3 and $38.2, respectively	144.7	144.4
Inventories	257.7	262.2
Non-trade amounts receivable, net	49.9	58.6
Prepaid expenses and other current assets	19.3	21.2
Total current assets	620.6	630.5
Deferred income tax benefits, net	217.0	278.0
Property, plant and equipment, net	276.0	278.2
Long-term receivables, less allowances of $16.0 and $16.5, respectively	18.7	19.3
Tradenames, net	52.9	62.5
Goodwill	76.1	78.9
Other assets, net	47.5	40.6
Total assets	$1,308.8	$1,388.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$129.2	$124.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	285.5	133.0
Accrued liabilities	344.4	401.4
Total current liabilities	759.1	658.8
Long-term debt and capital lease obligations	603.4	605.1
Other liabilities	181.5	243.5
Shareholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	219.3	217.8
Retained earnings	1,086.8	1,043.1
Treasury stock, 14,940,286 and 12,549,392 shares, respectively, at cost	(939.8)	(851.5)
Accumulated other comprehensive loss	(602.1)	(529.4)
Total shareholders' deficit	(235.2)	(119.4)
Total liabilities and shareholders' deficit	$1,308.8	$1,388.0

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 26, 2015	63.6	$0.6	13.2	$(894.3)	$205.5	$1,371.2	$(522.0)	$161.0
Net income						223.6		223.6
Other comprehensive loss							(49.5)	(49.5)
Cash dividends declared ($2.72 per share)						(139.1)		(139.1)
Income tax expense from stock and option awards					(1.7)			(1.7)
Stock and options issued for incentive plans			(0.2)	14.1	4.8	(0.4)		18.5
December 31, 2016	63.6	$0.6	13.0	$(880.2)	$208.6	$1,455.3	$(571.5)	$212.8
Net loss						(265.4)		(265.4)
Other comprehensive income							42.1	42.1
Cash dividends declared ($2.72 per share)						(140.2)		(140.2)
Stock and options issued for incentive plans			(0.4)	28.7	9.2	(6.6)		31.3
December 30, 2017	63.6	$0.6	12.6	$(851.5)	$217.8	$1,043.1	$(529.4)	$(119.4)
Net income						155.9		155.9
Cumulative effect of change in accounting principle						24.2	(24.2)	—
Other comprehensive loss							(48.5)	(48.5)
Cash dividends declared ($2.72 per share)						(136.1)		(136.1)
Repurchase of common stock			2.6	(100.2)				(100.2)
Stock and options issued for incentive plans			(0.2)	11.9	1.5	(0.3)		13.1
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)

The accompanying notes are an integral part of these financial statements.

Tupperware Brands Corporation
Consolidated Statements of Cash Flow

	Year Ended
(In millions)	December 29, 2018	December 30, 2017	December 31, 2016
Operating Activities:
Net income (loss)	$155.9	$(265.4)	$223.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58.2	60.5	57.5
Equity compensation	14.5	22.6	20.0
Unrealized foreign exchange (gains) losses	(0.6)	(0.2)	0.4
Amortization of deferred debt costs	0.6	0.6	0.6
Net gains on disposal of assets, including insurance recoveries	(18.8)	(8.7)	(25.8)
Provision for bad debts	20.4	16.8	11.1
Write-down of inventories	7.5	8.3	10.8
Non-cash impact of impairment costs and re-engineering	1.3	69.1	—
Net change in deferred income taxes	59.8	307.7	(32.9)
Excess tax benefits from share-based payment arrangements	—	—	(0.6)
Changes in assets and liabilities:
Accounts and notes receivable	(33.8)	(33.7)	0.9
Inventories	(25.8)	(18.8)	(2.8)
Non-trade amounts receivable	1.0	(0.8)	1.2
Prepaid expenses	1.1	2.5	(0.9)
Other assets	1.1	(4.7)	0.4
Accounts payable and accrued liabilities	(43.8)	44.1	(22.2)
Income taxes payable	(69.1)	14.3	(6.0)
Other liabilities	(0.4)	3.1	4.6
Net cash impact from hedging activity	2.9	0.1	(2.7)
Other	—	—	(0.2)
Net cash provided by operating activities	132.0	217.4	237.0
Investing Activities:
Capital expenditures	(75.4)	(72.3)	(61.6)
Proceeds from disposal of property, plant and equipment	40.7	14.7	35.9
Net cash used in investing activities	(34.7)	(57.6)	(25.7)
Financing Activities:
Dividend payments to shareholders	(137.8)	(139.5)	(138.8)
Proceeds from exercise of stock options	0.3	11.8	0.8
Repurchase of common stock	(101.7)	(2.5)	(1.7)
Repayment of long-term debt and capital lease obligations	(1.9)	(2.0)	(2.2)
Net change in short-term debt	162.1	15.6	(52.0)
Excess tax benefits from share-based payment arrangements	—	—	0.6
Net cash used in financing activities	(79.0)	(116.6)	(193.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(13.6)	8.0	(4.7)
Net change in cash, cash equivalents and restricted cash	4.7	51.2	13.3
Cash, cash equivalents and restricted cash at beginning of year	147.2	96.0	82.7
Cash, cash equivalents and restricted cash at end of year	$151.9	$147.2	$96.0

The accompanying notes are an integral part of these financial statements.

Notes to the Consolidated Financial Statements

Note 1:	Summary of Significant Accounting Policies
Principles of Consolidation. The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. The Company’s fiscal year ends on the last Saturday of December and included 53 weeks during 2016 and 52 weeks during 2018 and 2017.
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
Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of December 29, 2018 and December 30, 2017, $7.8 million and $10.2 million, respectively, of the cash and cash equivalents included on the Consolidated Balance Sheets were held in the form of time deposits, certificates of deposit or similar instruments.
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
Internal Use Software Development Costs. The Company capitalizes internal use software development costs as they are incurred and amortizes such costs over their estimated useful lives of three to five years, beginning when the software is placed in service. Net unamortized costs of such amounts included in property, plant and equipment were $39.4 million and $24.4 million at December 29, 2018 and December 30, 2017, respectively. Amortization cost related to internal use software development costs totaled $5.8 million, $5.4 million and $6.9 million in 2018, 2017 and 2016, respectively.

Property, Plant and Equipment. Property, plant and equipment is initially stated at cost. Depreciation is recorded on a straight-line basis over the following estimated useful lives of the assets:

Years
Building and improvements	10 - 40
Molds	4 - 10
Production equipment	10 - 20
Distribution equipment	5 - 10
Computer/telecom equipment	3 - 5
Capitalized software	3 - 7
Depreciation expense was $44.8 million, $45.6 million and $43.0 million in 2018, 2017 and 2016, respectively. The Company considers the need for an impairment review when events occur that indicate that the book value of a long-lived asset may exceed its recoverable value. Upon the sale or retirement of property, plant and equipment, a gain or loss, if any, is recognized equal to the difference between sales price and net book value. Expenditures for maintenance and repairs are charged to cost of products sold or delivery, sales and administrative (DS&A) expense, depending on the asset to which the expenditure relates.
Goodwill. The Company's recorded goodwill relates primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. The Company does not amortize its goodwill. Instead, the Company performs an annual assessment during the third quarter of each year to evaluate the assets in each of its reporting units for impairment, or more frequently if events or changes in circumstances indicate that a triggering event for an impairment evaluation has occurred. During 2017, the Company early adopted the Financial Accounting Standards Board's ("FASB") Accounting Standards Update 2017-04: Simplifying the Test for Goodwill Impairment.
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

Intangible Assets. Intangible assets are recorded at their fair market values at the date of acquisition and definite-lived intangibles are amortized over their estimated useful lives. The intangible assets included in the Company's Consolidated Financial Statements at December 29, 2018 and December 30, 2017 were related to the acquisition of the Sara Lee direct-to-consumer businesses in December 2005. The weighted average estimated useful lives of the Company's intangible assets were as follows:

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
Promotional and Other Accruals. The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for other activities, ancillary to the Company's sales, which are measured by defined group/team sales levels, party attendance, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
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

The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $313.3 million, $356.2 million and $376.2 million in 2018, 2017 and 2016, respectively.
Like promotional accruals, other accruals are recorded over the time period that a liability is incurred and is both probable and reasonably estimable. Adjustments to amounts previously accrued are made when changes occur in the facts and circumstances that generated the accrual.
Revenue Recognition. On December 31, 2017, the Company adopted new guidance on revenue from contracts with customers using the modified retrospective method. The new guidance was applied to all contracts at the date of initial application. There was no impact on beginning retained earnings from the adoption as of December 31, 2017. Results for reporting periods beginning December 31, 2017 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.
Under the new guidance, the contract is defined as the order received from the Company's customer who, in most cases, is one of the Company's independent distributors or a member of its independent sales force. Revenue is recognized when control of the product passes to the customer, which is upon shipment, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. The Company elected to account for shipping and handling activities that occur after the customer has obtained control of the product as an activity to fulfill the promise to transfer the product rather than as an additional promised service. Generally, payment is either received in advance or in a relatively short period of time following shipment. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations that are not yet met. These obligations generally relate to product awards to be subsequently fulfilled. When that is the case, revenue is deferred until each performance obligation is met. The impact as of the end of 2018 from deferred revenue was not material.
The Company's financial position and results of operations as of December 29, 2018, and for the year then ended, were not materially impacted by the adoption of the new guidance.
Shipping and Handling Costs. The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in DS&A expense. Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A expense in 2018, 2017 and 2016 were $138.4 million, $142.2 million and $137.0 million, respectively.
Advertising and Research and Development Costs. Advertising and research and development costs are charged to expense as incurred. Advertising expense totaled $6.7 million, $9.3 million and $8.3 million in 2018, 2017 and 2016, respectively. Research and development costs totaled $15.0 million, $16.7 million and $18.3 million, in 2018, 2017 and 2016, respectively. Research and development expenses primarily include salaries, contractor costs and facility costs. Both advertising and research and development costs are included in DS&A expense.
Accounting for Stock-Based Compensation. The Company has several stock-based employee and director compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements. Compensation cost for share-based awards is recorded on a straight-line basis over the required service period, based on the fair value of the award. The fair value of the stock option grants is estimated using the Black-Scholes option-pricing model, which requires assumptions, including dividend yield, risk-free interest rate, the estimated length of time employees will retain their stock options before exercising them (expected term) and the estimated volatility of the Company's common stock price over the expected term. These assumptions are generally based on historical averages of the Company.

Compensation expense associated with restricted stock, restricted stock units and performance-vested share awards is equal to the market value of the Company's common stock on the date of grant and is recorded pro rata over the required service period. The fair value of market-vested awards is based on a Monte-Carlo simulation that estimates the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to a defined comparative group of companies, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and those in the comparative group. The grant date fair value per share of market-vested awards already reflects the probability of achieving the market condition, and is therefore used to record expense straight-line over the performance period regardless of actual achievement. For those awards with performance vesting criteria, the expense is recorded straight-line over the required service period based on an assessment of achieving the criteria.
Through 2016, the Company reported the excess tax benefits from share-based payment arrangements as an inflow from financing activities. For 2016, the Company generated $0.6 million of excess tax benefits. Effective as of the beginning of 2017, the tax effects from share-based payments is recognized as part of the Company's tax provision and is included in net income within operating activities on the statement of cash flows.
Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets also are recognized for credit carryforwards. Deferred tax assets and liabilities are measured using the enacted rates applicable to taxable income in the years in which the temporary differences are expected to reverse and the credits are expected to be used. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. An assessment is made as to whether or not a valuation allowance is required to offset deferred tax assets. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. These estimates are made on an ongoing basis based upon the Company's business plans and growth strategies in each market and consequently, future material changes in the valuation allowance are possible. It also requires estimates associated with enactment effects, as of December 22, 2017, and ongoing activity under the Tax Act. The Company has subsequently finalized the accounting analysis based on the guidance, interpretations, and data available as of December 29, 2018. Adjustments made in the fourth quarter of fiscal 2018 upon finalization of the accounting analysis were not material to the Consolidated Financial Statements.
ASC 740 requires a company to record the effect of tax law change in the period of enactment. However, shortly after the enactment of the Tax Act, the SEC staff issued SEC Staff Accounting Bulletin 118 (“SAB 118”), which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from the enactment date.
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

The elements of the earnings per share computations were as follows:

(In millions, except per share amounts)	2018	2017	2016
Net income (loss)	$155.9	$(265.4)	$223.6
Weighted average shares of common stock outstanding	49.9	50.8	50.5
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.3	—	0.2
Weighted average common and common equivalent shares outstanding	50.2	50.8	50.7
Basic earnings (loss) per share	$3.12	$(5.22)	$4.43
Diluted earnings (loss) per share	$3.11	$(5.22)	$4.41
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.0	3.1	1.4
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
The Company uses derivative financial instruments, principally over-the-counter forward exchange contracts with major international financial institutions, to offset the effects of exchange rate changes on net investments in certain foreign subsidiaries, certain forecasted purchases, certain intercompany transactions, and certain accounts payable and accounts receivable. The Company also uses euro denominated borrowings under its Credit Agreement to hedge a portion of its net investment in foreign subsidiaries. Gains and losses on instruments designated as net equity hedges of net investments in a foreign subsidiary or on intercompany transactions that are permanent in nature are accrued as exchange rates change, and are recognized in shareholders' equity as a component of foreign currency translation adjustments within accumulated other comprehensive loss. Gains and losses on contracts designated as fair value hedges of accounts receivable, accounts payable and non-permanent intercompany transactions are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as cash flow hedges of identifiable foreign currency forecasted purchases are deferred and initially included in other comprehensive income. In assessing hedge effectiveness through 2018, the Company excluded forward points, which were included as a component of interest expense. Starting 2019, the Company has elected to include forward points within the assessment of hedge effectiveness for cash flow and equity hedges and will continue to exclude forward points within the assessment for fair value hedges. See Note 8 to the Consolidated Financial Statements.
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
Inflation in Argentina and Venezuela has been at a high level the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in Argentina and Venezuela. For Argentina, this blended index reached cumulative three-year inflation in excess of 100 percent in 2018 and as such, the Company transitioned to highly inflationary status as of July 1, 2018. For Venezuela, this blended index reached cumulative three-year inflation in excess of 100 percent at November 30, 2009 and as such, the Company transitioned to highly inflationary status at the beginning of its 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings.
For Venezuela, through fiscal 2017, the bolivar to U.S. dollar exchange rates used in translating the Company’s operating activity was based on an official rate recognized by the Venezuelan government. As of the end of December 2017, the Company evaluated the significant inflationary environment in Venezuela, as well as the actual exchange rates used to conduct business, particularly related to the procurement of resins to manufacture product. The Company concluded it would use the parallel exchange rate in use in the country to value sales and profit beginning in 2018. As a result, as of the end of 2017, the Company remeasured its balance sheet at the parallel rate available at that time, and evaluated the Venezuelan fixed assets for impairment.
In 2018, 2017 and 2016, the net expense in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared with when it was sold, and in 2017 the write-down of inventory in Venezuela, was $2.1 million, $7.4 million and $4.3 million, respectively. The amounts related to remeasurement are included in other expense. In 2017, there was also a fixed asset impairment charge for Venezuela of $2.3 million, recorded in re-engineering and impairments caption.
As of the end of 2018, the net monetary assets, which were of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar were $0.9 million. In addition, there was $25.5 million in cumulative foreign currency translation losses related to Venezuela included in equity within the Consolidated Balance Sheets.
Product Warranty. Tupperware® brand products are guaranteed against chipping, cracking, breaking or peeling under normal non-commercial use of the product with certain limitations. The cost of replacing defective products is not material.
New Accounting Pronouncements. In February 2016, the FASB issued an amendment to existing guidance on lease accounting that requires the assets and liabilities arising from operating leases be presented in the balance sheet and the disclosure of key information about leasing arrangements. Subsequently, the FASB has issued several other amendments clarifying specific topics within the scope of the new guidance regarding lease accounting, including a transition option that allows entities to not apply the new standard in the comparative periods presented in the financial statements.

This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. The Company will use the effective date as the date of initial application and has elected the ‘package of practical expedients’, allowing no reassessment under the new standard of prior conclusions about lease identification, lease classification and initial direct costs. The Company has implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard will have a material impact in the Company’s Consolidated Balance Sheets, but will not have a material impact in the Company’s Consolidated Income Statements. As part of adoption, the Company currently expects to recognize additional operating liabilities ranging from $90 million to $110 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Accounting for finance leases is expected to remain substantially unchanged.
In August 2017, the FASB issued an amendment to existing guidance on hedge accounting. Under the amendment, the impact of both the effective and ineffective components of a hedging relationship is required to be recorded in the same income statement line as the item being hedged. After initial qualification, a qualitative assessment of effectiveness is permitted instead of a quantitative test for certain hedges. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company estimates that based on how it has operated historically, if the new approach had been in place in 2018, amounts recorded in interest expense totaling approximately $23 million would have been recorded in equity and $3 million in segment profit. Additionally, there would have been $20 million of interest income reclassified into the other income line item of the Consolidated Statement of Income.
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
In August 2018, the FASB issued an amendment to existing guidance on the accounting for implementation, setup, and other upfront costs incurred in a cloud computing arrangement that is hosted by the vendor that is a service contract. Under the amendment, the requirement for capitalizing implementation costs incurred in a hosting environment that is a service contract is aligned with the requirements for capitalizing implementation costs incurred for an internal-use software license. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material impact on the Company’s Consolidated Financial Statements.
In August 2018, the FASB issued an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its disclosure and does not expect any impact on its Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified in the Consolidated Financial Statements to conform to current year presentation. This includes changes to the presentation of pension costs in other expense in the Company's Consolidated Statements of Income under ASU 2017-07, Improving the Presentation of Net Periodic Pension Costs and Net Periodic Post-Retirement Benefit Costs. For applying the retrospective presentation requirements under this standard, the Company used the practical expedient that allows for the use of amounts disclosed in its retirement benefit plans note for the year ended December 30, 2017 and December 31, 2016 as the estimation basis.

Note 2:	Re-engineering Costs
The Company continually reviews its business models and operating methods for opportunities to increase efficiencies and/or align costs with business performance. Pretax costs incurred in the re-engineering and impairment charges caption by category were as follows:

(In millions)	2018	2017	2016
Severance	$3.6	$48.1	$5.4
Other	12.3	15.6	2.2
Total re-engineering charges	$15.9	$63.7	$7.6
In 2018 and 2017, the re-engineering and impairment charges were primarily related to severance costs and restructuring actions taken in connection with the Company's plans, through 2019, to rationalize its supply chain and to adjust the cost base of several marketing units. The restructuring charges also relate to the Company's decision to wind-down the Beauticontrol reporting unit in 2017. In 2018 and 2017, the Company recorded $0.9 million and $3.6 million, respectively in cost of sales for inventory obsolescence in connection with its re-engineering program.
In 2016, the re-engineering charges were primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures.
The total cost of the restructuring actions announced in July 2017, is estimated to be $84 million from the second quarter of 2017 forward. This excludes the benefit of selling fixed assets that became excess in light of the re-engineering actions. As of the end of 2018, approximately $25 million in cash remained to be paid in connection with the program announced in July 2017, with the payments expected to be made in 2019. Of the total costs of this program, the Company estimates that about 65 percent related to severance and benefits related to headcount reductions, while the balance is predominantly related to costs to exit leases and other contracts, mainly related to wind-down of Beauticontrol and closure of the French manufacturing facility, as well as write-offs of excess assets for which there were not expected to be disposal proceeds.
The re-engineering charges by segment for the year ended December 29, 2018 were as follows:

(In millions)	2018	2017	2016
Europe	$10.2	$47.9	$2.9
Asia Pacific	0.5	4.8	0.7
North America	3.8	11.0	2.9
South America	1.4	—	1.1
Total re-engineering charges	$15.9	$63.7	$7.6
Pretax costs incurred in connection with the re-engineering program included above and other amounts allocated to cost of products sold were as follows:

(In millions)	2018	2017	2016
Re-engineering charges	$15.9	$63.7	$7.6
Cost of products sold	0.9	3.6	—
Total pretax re-engineering costs	$16.8	$67.3	$7.6

The balances included in accrued liabilities related to re-engineering and impairment charges as of December 29, 2018, December 30, 2017, and December 31, 2016 were as follows:

(In millions)	2018	2017	2016
Beginning balance	$45.4	$1.6	$1.7
Provision	15.9	63.7	7.6
Non-cash charges	(2.0)	(0.4)	(0.3)
Adjustments	5.0	—	—
Cash expenditures:
Severance	(27.1)	(12.7)	(5.2)
Other	(12.8)	(6.8)	(2.2)
Currency translation adjustment	(1.1)	—	—
Ending balance	$23.3	$45.4	$1.6
The accrual balance as of December 29, 2018, related primarily to severance payments to be made by the end of the second quarter of 2019. Adjustments to the re-engineering accrual in the table above relate to pension obligations replaced by severance obligations to be paid as part of the closure of the supply chain facility in France.
As of the end of December 2017, the Company evaluated the significant inflationary environment, the early 2018 devaluation of the currency in relation to the U.S. dollar and the actual exchange rates being used to conduct business, particularly procurement of resins to manufacture product in Venezuela. The Company concluded, it would use the parallel exchange rate in use in the country, which was approximately 99 percent lower than the official exchange rate that was used in 2017, to value sales and profit beginning of 2018. As a result of this evaluation, the Company recorded an impairment charge of $2.3 million dollars to reduce the carrying value of its long-term fixed assets to zero. This impairment charge was included in the re-engineering and impairment charge caption of the Company's Consolidated Income Statement, but is not a component of the program announced in July 2017. This was deemed a non-recurring, Level 3 measurement within the fair value hierarchy.

Note 3:	Inventories

(In millions)	2018	2017
Finished goods	$203.9	$203.5
Work in process	25.0	26.0
Raw materials and supplies	28.8	32.7
Total inventories	$257.7	$262.2

Note 4:	Property, Plant and Equipment

(In millions)	2018	2017
Land	$43.3	$43.4
Buildings and improvements	175.6	204.8
Molds	681.0	678.6
Production equipment	262.2	298.8
Distribution equipment	39.4	40.5
Computer/telecom equipment	43.6	47.5
Furniture and fixtures	28.4	20.7
Capitalized software	89.0	81.2
Construction in progress	23.9	25.1
Total property, plant and equipment	1,386.4	1,440.6
Less accumulated depreciation	(1,110.4)	(1,162.4)
Property, plant and equipment, net	$276.0	$278.2

Note 5:	Accrued and Other Liabilities
Accrued Liabilities

(In millions)	2018	2017
Income taxes payable	$46.6	$49.7
Compensation and employee benefits	56.0	69.0
Advertising and promotion	41.3	55.9
Taxes other than income taxes	21.7	30.0
Pensions	11.8	8.3
Post-retirement benefits	1.3	1.5
Dividends payable	33.1	34.7
Foreign currency contracts	22.6	29.6
Re-engineering	23.3	45.4
Other	86.7	77.3
Total accrued liabilities	$344.4	$401.4
Other Liabilities

(In millions)	2018	2017
Post-retirement benefits	$11.3	$13.7
Pensions	105.7	120.6
Income taxes	15.1	21.2
Deferred income tax	7.3	41.0
Other	42.1	47.0
Total other liabilities	$181.5	$243.5

Note 6:	Goodwill and Intangible Assets
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
In the second quarter of 2017, as part of its on-going assessment of goodwill and intangible assets, the Company noted that the sales, profitability and cash flow of Fuller Mexico had fallen below its recent trend lines, and was expected to fall significantly short of previous expectations for the year. As a result, the Company performed an interim impairment test as of the end of May 2017, and recorded an impairment charge of $62.9 million in order to reduce Fuller Mexico's carrying value to its estimated fair value. The remaining goodwill balance at Fuller Mexico as of December 29, 2018 was $17.1 million.
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
Amortization expense related to all intangible assets, most significantly at Fuller Mexico, was $7.6 million, $7.9 million and $7.6 million in 2018, 2017 and 2016, respectively. The estimated annual amortization expense associated with intangibles is $7.0 million annually in 2019 through 2022 and $4.7 million in 2023.
The following table reflects gross goodwill and accumulated impairments allocated to each reporting segment at December 29, 2018, December 30, 2017 and December 31, 2016:

(In millions)	Europe	Asia Pacific	North America	South America	Total
Gross goodwill balance at December 31, 2016	$29.3	$75.9	$128.4	$3.7	$237.3
Effect of changes in exchange rates	0.6	2.2	6.5	(0.1)	9.2
Gross goodwill balance at December 30, 2017	29.9	78.1	134.9	3.6	246.5
Effect of changes in exchange rates	(0.7)	(1.1)	(0.5)	(0.5)	(2.8)
Gross goodwill balance at December 29, 2018	$29.2	$77.0	$134.4	$3.1	$243.7

(In millions)	Europe	Asia Pacific	North America	South America	Total
Cumulative impairments as of December 31, 2016	$24.5	$41.3	$38.9	$—	$104.7
Goodwill impairment	—	—	62.9	—	62.9
Cumulative impairments as of December 30, 2017	24.5	41.3	101.8	—	167.6
Goodwill impairment	—	—	—	—	—
Cumulative impairments as of December 29, 2018	$24.5	$41.3	$101.8	$—	$167.6
The gross carrying amount and accumulated amortization of the Company's intangible assets, other than goodwill, were as follows:

	December 29, 2018
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$20.3	$—	$20.3
Definite-lived tradename	70.5	37.9	32.6
Total intangible assets	$90.8	$37.9	$52.9

	December 30, 2017
(In millions)	Gross Carrying Value	Accumulated Amortization	Net
Indefinite-lived tradenames	$21.1	$—	$21.1
Definite-lived tradename	73.1	31.7	41.4
Total intangible assets	$94.2	$31.7	$62.5
A summary of the identifiable intangible asset account activity is as follows:

	Year Ended
(In millions)	December 29, 2018	December 30, 2017
Beginning balance	$94.2	$90.6
Effect of changes in exchange rates	(3.4)	3.6
Ending balance	$90.8	$94.2

Note 7:	Financing Obligations
Debt Obligations
Debt obligations consisted of the following:

(In millions)	2018	2017
Fixed rate Senior Notes due 2021	$599.7	$599.5
Five year Revolving Credit Agreement	283.9	131.0
Belgium facilities capital leases	5.3	7.5
Other	—	0.1
Total debt obligations	888.9	738.1
Less current portion	(285.5)	(133.0)
Long-term debt and capital lease obligations	$603.4	$605.1

(Dollars in millions)	2018	2017
Total short-term borrowings at year-end	$283.9	$131.0
Weighted average interest rate at year-end	2.3%	1.9%
Average short-term borrowings during the year	$364.6	$322.3
Weighted average interest rate for the year	2.6%	2.3%
Maximum short-term borrowings during the year	$509.9	$389.2
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
The Senior Notes were issued under an indenture (the “Indenture”) between the Company and its 100 percent subsidiary, Dart Industries Inc. (the “Guarantor”) and Wells Fargo Bank, N.A., as trustee. As security for its obligations under the guarantee of the Senior Notes, the Guarantor has granted a security interest in certain "Tupperware" trademarks and service marks. The guarantee and the lien securing the guarantee may be released under certain customary circumstances specified in the Indenture. These customary circumstances include:

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
The Indenture includes covenants which, subject to certain exceptions, limit the ability of the Company and its subsidiaries to, among other things, (i) incur indebtedness secured by liens on real property, (ii) enter into certain sale and leaseback transactions, (iii) consolidate or merge with another entity, or sell or transfer all or substantially all of their properties and assets, and (iv) sell the capital stock of the Guarantor. In addition, upon a change of control, as defined in the Indenture, the Company may be required to make an offer to repurchase the Senior Notes at 101 percent of their principal amount, plus accrued and unpaid interest. The Indenture also contains customary events of default. These restrictions are not expected to impact the Company's operations. As of December 29, 2018, the Company was in compliance with all of its covenants.
Credit Agreement
On June 9, 2015, the Company and its wholly owned subsidiary Tupperware Nederland B.V. (the “Subsidiary Borrower”), formerly known as Tupperware International Holdings B.V., entered into Amendment No. 2 (the "Amendment”) to their multicurrency Amended and Restated Credit Agreement dated September 11, 2013, as amended by Amendment No. 1 dated June 2, 2014 (as so amended, the “Credit Agreement”). Under the Credit Agreement that has a final maturity date of June 9, 2020, the aggregate amount available is $600 million (the “Facility Amount”). The Credit Agreement provides (a) a revolving credit facility, available up to the Facility Amount, (b) a letter of credit facility, available up to $50 million of the Facility Amount, and (c) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and is available to the Subsidiary Borrower up to an aggregate amount not to exceed $325 million. The Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $800 million), subject to certain conditions including the agreement of the lenders. As of December 29, 2018, the Company had total borrowings of $283.9 million outstanding under its Credit Agreement, with $186.8 million of that amount denominated in euros. The Company routinely increases its revolver borrowings under the Credit Agreement during each quarter to fund operating, investing and financing activities and uses cash available at the end of each quarter to temporarily reduce borrowing levels. As a result, the Company incurs more interest expense and has higher foreign exchange exposure on the value of its cash and debt during each quarter than would relate solely to the quarter end balances.

Loans made under the Credit Agreement bear interest under a formula that includes, at the Company's option, one of three different base rates. The Company generally selects the London Interbank Offered Rate ("LIBOR") for the applicable currency and interest period as the base for its interest rate. As provided in the Credit Agreement, a margin is added to the base. The applicable margin is determined by a pricing schedule and is based upon the better for the Company of (a) the ratio (the "Consolidated Leverage Ratio") of the consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. As of December 29, 2018, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate on LIBOR based borrowings of 2.32 percent on borrowings under the Credit Agreement.
The Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in liquidation or dissolutions, engage in mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and leverage. These restrictions are not expected to impact the Company's operations. As of December 29, 2018, and currently, the Company had considerable cushion under its financial covenants.
The Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrower relating to the Credit Agreement as well as the Senior Notes, supported by a security interest in certain "Tupperware" trademarks and service marks.
At December 29, 2018, the Company had $396.8 million of unused lines of credit, including $314.6 million under the committed, secured Credit Agreement, and $82.2 million available under various uncommitted lines around the world. Interest paid on total debt, including forward points on foreign currency contracts, in 2018, 2017 and 2016 was $45.2 million, $47.6 million and $47.4 million, respectively.
Contractual Maturities
Contractual maturities for debt obligations at December 29, 2018 are summarized by year as follows (in millions):

Year ending:	Amount
December 28, 2019	$285.5
December 26, 2020	1.3
December 25, 2021	601.0
December 31, 2022	1.1
Total	$888.9
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

Following is a summary of significant capital lease obligations at December 29, 2018 and December 30, 2017:

(In millions)	December 29, 2018	December 30, 2017
Gross payments	$5.8	$8.3
Less imputed interest	0.5	0.8
Total capital lease obligation	5.3	7.5
Less current maturity	1.6	1.9
Capital lease obligation - long-term portion	$3.7	$5.6

Note 8:	Derivative Financial Instruments
The Company is exposed to fluctuations in foreign currency exchange rates on the earnings, cash flows and non-functional currency balance sheet positions of its operations. Although this currency risk is partially mitigated by the natural hedge arising from the Company's local manufacturing in many markets, a strengthening U.S. dollar generally has a negative impact on the Company. In response to these fluctuations, the Company uses financial instruments to hedge certain of its exposures and to manage the foreign exchange impact to its financial statements. At its inception, a derivative financial instrument used for hedging is designated as a fair value, cash flow or net equity hedge as described in Note 1 to the Consolidated Financial Statements.
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, the Company excludes forward points, which are considered to be a component of interest expense. In 2018, 2017 and 2016, forward points on fair value hedges resulted in pretax gains of $19.8 million, $22.6 million and $15.7 million, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one to fifteen months. The effective portion of the gain or loss on the hedging instrument is recorded in other comprehensive income and is reclassified into earnings as the transactions being hedged are recorded. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified into earnings within the next twelve months. The associated asset or liability on the open hedges is recorded in Non-trade amounts receivable or accrued liabilities, as applicable. The balance in accumulated other comprehensive loss, net of tax, resulting from open foreign currency hedges designated as cash flow hedges was a deferred gain of $1.7 million, $1.6 million and $4.9 million as of December 29, 2018, December 30, 2017 and December 31, 2016, respectively. In 2018, 2017 and 2016, the Company recorded in other comprehensive loss, net of tax, net gains/(losses) associated with cash flow hedges of $0.1 million, $(3.3) million and $0.6 million, respectively, which represents the net change to accumulated other comprehensive income on the Company's balance sheet related to this type of hedges.
The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under the Company's Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net gain of $23.7 million, loss of $21.2 million and gain of $28.6 million associated with these hedges in 2018, 2017 and 2016, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company excludes forward points, which are included as a component of interest expense.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. The net cash flow impact of these currency hedges for the years ended 2018, 2017 and 2016 was inflows of $2.9 million and $0.1 million and an outflow of $2.7 million, respectively.

The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of December 29, 2018 and December 30, 2017, the notional amounts of outstanding forward contracts to purchase currencies were $186.8 million and $111.1 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $184.6 million and $112.1 million, respectively. As of December 29, 2018, the notional values of the largest positions outstanding were to purchase U.S. dollars $176.5 million and to sell euros $76.2 million and Mexican pesos $30.4 million.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of December 29, 2018 and December 30, 2017. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	2018	2017	Balance sheet location	2018	2017
Foreign exchange contracts	Non-trade amounts receivable	$26.7	$32.2	Accrued liabilities	$22.6	$29.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives			Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2018	2017	2016		2018	2017	2016
Foreign exchange contracts	Other expense	$(21.9)	$17.2	$(41.8)	Other expense	$21.6	($17.1)	$42.1
The following table summarizes the impact of Company's hedging activities on comprehensive income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI on derivatives (effective portion)			Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)			Location of gain or (loss) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivatives (ineffective portion and amounts excluded from effectiveness testing)
Cash flow hedging relationships	2018	2017	2016		2018	2017	2016		2018	2017	2016
Foreign exchange contracts	$6.9	$(2.7)	$6.7	Cost of products sold	$6.9	$1.4	$5.7	Interest expense	$(4.1)	$(4.8)	$(5.6)
Net equity hedging relationships
Foreign exchange contracts	26.5	(21.6)	41.0					Interest expense	(21.2)	(26.0)	(20.8)
Euro denominated debt	3.8	(11.5)	3.7

The Company's theoretical credit risk for each foreign exchange contract is its replacement cost, but management believes that the risk of incurring credit losses is remote and such losses, if any, would not be material. The Company is also exposed to market risk on its derivative instruments due to potential changes in foreign exchange rates; however, such market risk would be fully offset by changes in the valuation of the underlying items being hedged. For all outstanding derivative instruments, the net accrued gain was $4.1 million, $2.6 million and $9.4 million at December 29, 2018, December 30, 2017 and December 31, 2016, respectively, and was recorded either in non-trade amounts receivable or accrued liabilities, depending upon the net position of the individual contracts. The notional amounts shown above change based upon the Company's outstanding exposure to fair value fluctuations.

Note 9:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities and short-term borrowings approximated their fair values at December 29, 2018 and December 30, 2017. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $610.2 million at December 29, 2018, compared with the carrying value of $599.7 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 8 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 10:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
December 26, 2015	$(490.6)	$4.3	$(35.7)	$(522.0)
Other comprehensive income (loss) before reclassifications	(53.7)	4.9	(0.9)	(49.7)
Amounts reclassified from accumulated other comprehensive loss	—	(4.3)	4.5	0.2
Net other comprehensive income (loss)	(53.7)	0.6	3.6	(49.5)
December 31, 2016	$(544.3)	$4.9	$(32.1)	$(571.5)
Other comprehensive income (loss) before reclassifications	42.4	(2.5)	1.8	41.7
Amounts reclassified from accumulated other comprehensive loss	—	(0.8)	1.2	0.4
Net other comprehensive income (loss)	42.4	(3.3)	3.0	42.1
December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Cumulative effect of change in Accounting Principle	(24.2)	—	—	(24.2)
Other comprehensive income (loss) before reclassifications	(53.0)	5.4	3.6	(44.0)
Amounts reclassified from accumulated other comprehensive loss	—	(5.3)	0.8	(4.5)
Net other comprehensive income (loss)	(53.0)	0.1	4.4	(48.5)
December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net gains of $6.9 million, $1.4 million and $5.7 million in 2018, 2017 and 2016, respectively. Associated with these items were tax provisions of $1.6 million, $0.6 million and $1.4 million in 2018, 2017 and 2016, respectively. See Note 8 for further discussion of derivatives.

In 2018, 2017 and 2016, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.7 million, $1.3 million and $1.2 million, respectively, and pension settlement costs of $1.3 million, $1.0 million and $3.9 million, respectively, and actuarial losses of $0.2 million, $2.0 million and $2.6 million, respectively. Associated with these items were tax benefits of $0.5 million and $0.8 million in 2017 and 2016, respectively. There was no tax amount associated with these items in 2018. See Note 13 for further discussion of pension and other post-retirement benefit costs.

Note 11:	Statements of Cash Flows Supplemental Disclosure
Under the Company's stock incentive programs, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes in certain jurisdictions. In 2018, 2017 and 2016, 32,445, 40,777 and 30,703 shares, respectively, were retained to fund withholding taxes, with values totaling $1.5 million, $2.5 million and $1.7 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.
Restricted cash is not material and is recorded in either prepaid and other current assets or in long-term other assets.

Note 12:	Income Taxes
For income tax purposes, the domestic and foreign components of income (loss) before taxes were as follows:

(In millions)	2018	2017	2016
Domestic	$(54.2)	$(76.2)	$(44.8)
Foreign	330.4	261.3	346.1
Total	$276.2	$185.1	$301.3
The domestic and foreign components of income (loss) before taxes reflect adjustments as required under certain advanced pricing agreements and exclude repatriation of foreign earnings to the United States.
The provision (benefit) for income taxes was as follows:

(In millions)	2018	2017	2016
Current:
Federal	$13.2	$25.6	$(23.8)
Foreign	80.8	136.9	114.1
State	(1.0)	2.1	1.4
	93.0	164.6	91.7
Deferred:
Federal	26.1	312.9	(14.7)
Foreign	1.7	(25.6)	0.2
State	(0.5)	(1.4)	0.5
	27.3	285.9	(14.0)
Total	$120.3	$450.5	$77.7

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory rate were as follows:

(In millions)	2018	2017	2016
Amount computed using statutory rate	$58.0	$64.8	$105.5
Increase (reduction) in taxes resulting from:
Net impact from repatriating foreign earnings and direct foreign tax credits	(10.1)	(5.8)	(16.3)
Foreign income taxes	(8.3)	14.3	(7.5)
Impact of changes in U.S. tax legislation	50.6	375.0	(2.7)
Other changes in valuation allowances for deferred tax assets	36.2	5.3	(0.1)
Foreign and domestic tax audit settlement and adjustments	—	(2.5)	—
Other	(6.1)	(0.6)	(1.2)
Total	$120.3	$450.5	$77.7
The effective tax rates in 2018 and 2017 are above the U.S. statutory rate of 21 percent. The 2018 and 2017 tax expense was significantly higher due to the impact of the Tax Act. The 2016 tax rate was below the statutory rate primarily reflecting the availability of excess foreign tax credits, as well as lower foreign effective tax rates.
The Tax Act referred to in the Summary of Significant Accounting Policies - Income Taxes significantly revised U.S. corporate income tax law by, among other things, reducing the U.S. federal corporate rate to 21 percent and implementing a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries.
In 2017 and in accordance with SAB 118, provisional estimates were recorded. The Company has finalized the SAB 118 accounting analysis based on the guidance, interpretations, and data available as of December 22, 2018. Adjustments made in the fourth quarter of fiscal 2018 upon finalization of the accounting analysis were not material to the Consolidated Financial Statements except for the recording of $50.6 million expense for future withholding taxes relating to the future distribution of accumulated foreign earnings subject to the toll charge if that had been recorded as of December 30, 2017.
In accordance with U.S. GAAP, the Company has made an accounting policy election to treat GILTI as a current tax expense in the period in which it is incurred. Therefore, the Company has not provided any deferred tax impacts of GILTI in the Consolidated Financial Statements for the year ended December 29, 2018.

Deferred tax assets (liabilities) were composed of the following:

(In millions)	2018	2017
Purchased intangibles	$(17.4)	$(20.3)
Other	(1.6)	(6.5)
Gross deferred tax liabilities	(19.0)	(26.8)
Credit and net operating loss carry forwards (net of unrecognized tax benefits)	283.0	295.9
Employee benefits accruals	45.5	51.0
Deferred costs	35.0	48.0
Fixed assets basis differences	18.6	17.8
Capitalized intangibles	19.1	21.4
Other accruals	62.0	33.5
Accounts receivable	1.3	10.7
Post-retirement benefits	3.4	4.5
Depreciation	9.4	11.2
Inventory	4.7	5.3
Gross deferred tax assets	482.0	499.3
Valuation allowances	(253.3)	(235.5)
Net deferred tax assets	$209.7	$237.0
At December 29, 2018, the Company had domestic federal and state net operating loss carryforward of $7.8 million, separate state net operating loss carry forwards of $11.3 million, and a valuation allowance of $6.9 million. The Company had foreign net operating loss carry forwards of $294.4 million, resulting in a deferred tax asset of $78.1 million and a valuation allowance of $62.9 million. Of the total foreign and domestic net operating loss carry forwards, $216.4 million expire at various dates from 2019 to 2038, while the remainder have unlimited lives. During 2018, the Company realized net cash benefits of $3.3 million related to foreign net operating loss carry forwards. At December 29, 2018 and December 30, 2017, the Company had estimated gross foreign tax credit carry forwards of $193.5 million and $199.2 million and a valuation allowance of $180.0 million and $188.8 million, respectively.
The Company paid income taxes in 2018, 2017 and 2016 of $124.5 million, $123.3 million and $118.7 million, respectively. The Company has a foreign subsidiary which receives a tax holiday that expires in 2020. The net benefit of this and other expired tax holidays was $0.3 million, $0.7 million and $1.3 million in 2018, 2017 and 2016, respectively.
As of December 29, 2018 and December 30, 2017, the Company's accrual for uncertain tax positions was $15.1 million and $19.8 million, respectively. The Company estimates that approximately $14.8 million of that amount, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of accrual for uncertain tax positions is as follows:

(In millions)	2018	2017	2016
Balance, beginning of year	$19.8	$20.7	$21.8
Additions based on tax positions related to the current year	2.2	3.6	2.7
Additions for tax positions of prior year	0.5	2.2	1.2
Reduction for tax positions of prior years	(3.4)	(3.0)	(1.2)
Settlements	—	(1.2)	—
Reductions for lapse in statute of limitations	(3.6)	(3.7)	(3.1)
Impact of foreign currency rate changes versus the U.S. dollar	(0.4)	1.2	(0.7)
Balance, end of year	$15.1	$19.8	$20.7

Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.5 million and $7.3 million as of December 29, 2018 and December 30, 2017, respectively. Interest and penalties included in the provision for income taxes totaled $1.8 million, $0.2 million and $1.1 million for 2018, 2017 and 2016, respectively.
During the year ended December 29, 2018, the accrual for uncertain tax positions decreased by $3.6 million due to the expiration of the statute of limitations in various jurisdictions. During the year ended December 30, 2017, the accrual for uncertain tax positions decreased by $3.7 million due to the expiration of the statute of limitations in various jurisdictions and decreased by another $1.2 million as a result of the Company agreeing to tax settlements in various foreign tax jurisdictions. During the year, these decreases were partially offset by increases in uncertain positions being taken during the year in various foreign tax jurisdictions and the impact of changes in foreign exchange rates. During the year ended December 31, 2016, the accrual for uncertain tax positions decreased by $3.1 million due to the expiration of the statute of limitations in various jurisdictions. During the year, increases in uncertain positions being taken in various foreign tax jurisdictions were partially offset by the impact of changes in foreign exchange rates.
The Company operates globally and files income tax returns in the United States with federal and various state agencies, and in foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The Company is no longer subject to income tax examination in the following major jurisdictions: for U.S. tax for years before 2008, Australia (2013), Brazil (2005), China (2005), France (2012), Germany (2011), Greece (2011), India (2002), Indonesia (2012), Italy (2015), Malaysia (2010), Mexico (2009), and South Africa (2013), with limited exceptions.
The Company estimates that it may settle one or more foreign and domestic audits in the next twelve months that may result in a decrease in the amount of accrual for uncertain tax positions of up to $2.5 million. For the remaining balance as of December 29, 2018, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment of valuation allowances against certain existing deferred tax assets. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.
No income taxes have been provided on indefinitely reinvested earnings of certain foreign subsidiaries at December 29, 2018 as these amounts are not material. Withholding taxes of $39.1 million have been accrued on undistributed earnings that are not indefinitely reinvested. There are no other material liabilities for income taxes on the undistributed earnings of foreign subsidiaries, as the Company has concluded that such earnings are either indefinitely reinvested or should not give rise to additional income tax liabilities as a result of the distribution of such earnings.

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

The Company uses its fiscal year end as the measurement date for its plans. The funded status of all of the Company's plans was as follows:

	U.S. plans				Foreign plans
	Pension benefits		Post-retirement benefits		Pension benefits
(In millions)	2018	2017	2018	2017	2018	2017
Change in benefit obligations:
Beginning balance	$50.7	$49.8	$15.2	$17.0	$194.9	$179.6
Service cost	—	—	0.1	0.1	8.4	10.4
Interest cost	1.6	1.7	0.5	0.7	3.8	3.8
Actuarial (gain) loss	(3.7)	1.3	(1.7)	(1.1)	(6.8)	(2.2)
Benefits paid	(0.8)	(2.1)	(1.4)	(1.5)	(7.5)	(7.9)
Impact of exchange rates	—	—	(0.1)	—	(4.8)	14.1
Plan participant contributions	—	—	—	—	0.9	0.6
Settlements/Curtailments (a)	(2.3)	—	—	—	(10.6)	(3.5)
Ending balance	$45.5	$50.7	$12.6	$15.2	$178.3	$194.9
Change in plan assets at fair value:
Beginning balance	$29.0	$27.0	$—	$—	$87.7	$76.9
Actual return on plan assets	(1.8)	4.4	—	—	(3.1)	5.0
Company contributions	0.7	—	1.4	1.5	11.2	10.8
Plan participant contributions	—	—	—	—	0.9	0.8
Benefits and expenses paid	(1.2)	(2.4)	(1.4)	(1.5)	(7.5)	(8.3)
Impact of exchange rates	—	—	—	—	(1.7)	5.7
Settlements	(2.3)	—	—	—	(5.6)	(3.2)
Ending balance	$24.4	$29.0	$—	$—	$81.9	$87.7
Funded status of plans	$(21.1)	$(21.7)	$(12.6)	$(15.2)	$(96.4)	$(107.2)

(a)
Includes $5.0 million pension obligations replaced by severance obligations to be paid as part of the closure of the supply chain facility in France. See Note 2 for discussion of re-engineering and impairment charges.

Amounts recognized in the balance sheet consisted of:

(In millions)	December 29, 2018	December 30, 2017
Accrued benefit liability	$(130.1)	$(144.1)
Accumulated other comprehensive loss (pretax)	35.3	40.1
Items not yet recognized as a component of pension expense as of December 29, 2018 and December 30, 2017 consisted of:

	2018		2017
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Transition obligation	$2.4	$—	$2.4	$—
Prior service cost (benefit)	2.1	(4.7)	1.2	(6.0)
Net actuarial loss (gain)	37.4	(1.9)	42.7	(0.2)
Accumulated other comprehensive loss(income) pretax	$41.9	$(6.6)	$46.3	$(6.2)

Components of other comprehensive loss (income) for the years ended December 29, 2018 and December 30, 2017 consisted of the following:

	2018		2017
(In millions)	Pension Benefits	Post-retirement Benefits	Pension Benefits	Post-retirement Benefits
Net prior service cost	$0.9	$1.3	$—	$1.3
Net actuarial (gain)	(4.9)	(1.7)	(8.5)	(1.2)
Impact of exchange rates	(0.4)	—	4.1	—
Other comprehensive (income) loss	$(4.4)	$(0.4)	$(4.4)	$0.1
In 2019, the Company expects to recognize a prior service benefit of $1.2 million and a net actuarial gain of $0.3 million as components of pension and post-retirement expense.
The accumulated benefit obligation for all defined benefit pension plans at December 29, 2018 and December 30, 2017 was $201.9 million and $220.9 million, respectively. At December 29, 2018 and December 30, 2017, the accumulated benefit obligations of certain pension plans exceeded those respective plans' assets. For those plans, the accumulated benefit obligations were $199.9 million and $190.6 million, and the fair value of their assets was $104.2 million and $84.7 million as of December 29, 2018 and December 30, 2017, respectively. At December 29, 2018 and December 30, 2017, the benefit obligations of the Company's significant pension plans exceeded those respective plans' assets. The accrued benefit cost for the pension plans is reported in accrued liabilities and other long-term liabilities.
The costs associated with all of the Company's plans were as follows:

	Pension benefits			Post-retirement benefits
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost and expenses	$8.4	$10.4	$11.8	$0.1	$0.1	$0.1
Interest cost	5.4	5.6	6.7	0.5	0.7	0.7
Return on plan assets	(4.4)	(4.4)	(5.3)	—	—	—
Settlement/Curtailment	1.3	1.0	3.9	—	—	—
Employee contributions	(0.2)	(0.2)	(0.2)	—	—	—
Net deferral	0.8	2.0	2.7	(1.3)	(1.3)	(1.3)
Net periodic benefit cost (income)	$11.3	$14.4	$19.6	$(0.7)	$(0.5)	$(0.5)
Weighted average assumptions:
U.S. plans
Discount rate, net periodic benefit cost	3.3%	3.8%	3.9%	3.5%	4.0%	4.0%
Discount rate, benefit obligations	4.0	3.3	3.7	4.2	3.5	4.0
Return on plan assets	7.0	7.3	8.3	n/a	n/a	n/a
Salary growth rate, net periodic benefit cost	—	—	—	n/a	n/a	n/a
Salary growth rate, benefit obligations	—	—	—	n/a	n/a	n/a
Foreign plans
Discount rate	2.6%	2.2%	2.3%	n/a	n/a	n/a
Return on plan assets	3.0	3.1	3.2	n/a	n/a	n/a
Salary growth rate	2.8	2.7	2.9	n/a	n/a	n/a
____________________
n/a    Not applicable

The Company has established strategic asset allocation percentage targets for significant asset classes with the aim of achieving an appropriate balance between risk and return. The Company periodically revises asset allocations, where appropriate, in an effort to improve return and/or manage risk. The expected return on plan assets is determined based on the expected long-term rate of return on plan assets and the market-related value of plan assets. The market-related value of plan assets is based on long-term expectations given current investment objectives and historical results. The expected rate of return assumption used by the Company to determine the benefit obligation for its U.S. and foreign plans for 2018 was 7.0 percent and 3.0 percent, respectively, and 7.3 percent and 3.1 percent for 2017, respectively.
The Company determines the discount rate primarily by reference to rates on high-quality, long term corporate and government bonds that mature in a pattern similar to the expected payments to be made under the various plans. The weighted average discount rates used to determine the benefit obligation for its U.S. and foreign plans for 2018 was 4.0 percent and 2.6 percent, respectively, and 3.3 percent and 2.2 percent for 2017, respectively.
The Company sponsors a number of pension plans in the United States and in certain foreign countries. There are separate investment strategies in the United States and for each unit operating internationally that depend on the specific circumstances and objectives of the plans and/or to meet governmental requirements. The Company's overall strategic investment objectives are to preserve the desired funded status of its plans and to balance risk and return through a wide diversification of asset types, fund strategies and investment managers. The asset allocation depends on the specific strategic objectives for each plan and is rebalanced to obtain the target asset mix if the percentages fall outside of the range considered acceptable. The investment policies are reviewed from time to time to ensure consistency with long-term objectives. Options, derivatives, forward and futures contracts, short positions, or margined positions may be held in reasonable amounts as deemed prudent. For plans that are tax-exempt, any transactions that would jeopardize this status are not allowed. Lending of securities is permitted in some cases in which appropriate compensation can be realized. While the Company's plans do not invest directly in its own stock, it is possible that the various plans' investments in mutual, commingled or indexed funds or insurance contracts (GIC's) may hold ownership of Company securities. The investment objectives of each plan are more specifically outlined below.
The Company's weighted average asset allocations at December 29, 2018 and December 30, 2017, by asset category, were as follows:

	2018		2017
Asset category	U.S. plans	Foreign plans	U.S. plans	Foreign plans
Equity securities	61%	25%	63%	26%
Fixed income securities	39	17	37	16
Cash and money market investments	—	7	—	7
Guaranteed contracts	—	50	—	49
Other	—	1	—	2
Total	100%	100%	100%	100%

The fair value of the Company's pension plan assets at December 29, 2018 by asset category was as follows:

Description of assets (in millions)		December 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$24.4	$—	$24.4	$—
Foreign plans:
Australia	Investment fund (b)	2.1	—	2.1	—
Switzerland	Guaranteed insurance contract (c)	32.0	—	—	32.0
Germany	Guaranteed insurance contract (c)	5.5	—	—	5.5
Belgium	Mutual fund (d)	23.4	23.4	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Korea	Guaranteed insurance contract (c)	4.1	—	—	4.1
Japan	Common/collective trust (e)	11.2	—	11.2	—
Philippines	Fixed income securities (f)	1.4	1.4	—	—
	Equity fund (f)	1.8	1.8	—	—
Total		$106.3	$26.6	$37.7	$42.0
The fair value of the Company's pension plan assets at December 30, 2017 by asset category was as follows:

Description of assets (in millions)		December 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Domestic plans:
	Common/collective trust (a)	$28.9	$—	$28.9	$—
Foreign plans:
Australia	Investment fund (b)	2.5	—	2.5	—
Switzerland	Guaranteed insurance contract (c)	32.8	—	—	32.8
Germany	Guaranteed insurance contract (c)	5.6	—	—	5.6
Belgium	Mutual funds (d)	25.2	25.2	—	—
Austria	Guaranteed insurance contract (c)	0.4	—	—	0.4
Korea	Guaranteed insurance contract (c)	4.1	—	—	4.1
Japan	Common/collective trust (e)	12.8	—	12.8	—
Philippines	Fixed income securities (f)	1.8	1.8	—	—
	Equity fund (f)	2.6	2.6	—	—
Total		$116.7	$29.6	$44.2	$42.9
~~____________________~~

(a)
The investment strategy of the U.S. pension plan for each period presented was to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 60 percent in equity securities and 40 percent in fixed income securities. As of the years ended December 29, 2018 and December 30, 2017, the common trusts held 61 percent and 63 percent of its assets in equity securities and 39 percent and 37 percent in fixed income securities, respectively. The percentage of funds invested in equity securities at the end of 2018 and 2017, included: 10 percent in international stocks in each year, 31 percent and 32 percent in large U.S. stocks and 20 percent and 21 percent in small U.S. stocks, respectively. The common trusts are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds (equity securities and fixed income securities) are valued using quoted market prices.

(b)
For 2018 and 2017, the strategy of this fund is to achieve a long-term net return of at least 3.5 percent above inflation based on the Australian consumer price index over a rolling ten-year and five-year period, respectively. The investment strategy is to invest mainly in equities and property, which are expected to earn relatively higher returns over the long term. The fair value of the fund is determined using the net asset value per share using quoted market prices or other observable inputs in active markets. As of December 29, 2018 and December 30, 2017, the percentage of funds held in investments included: Australian equities of 14 percent and 16 percent, other equities of listed companies outside of Australia of 42 percent and 44 percent, government and corporate bonds of 21 percent and 17 percent and cash of 15 percent and 14 percent and real estate of 8 percent and 9 percent, respectively.

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

(d)
The strategy of the Belgian plan in each period presented is to seek to achieve a return greater than or equal to the return that would have been earned by a portfolio invested approximately 62 percent in equity securities and 38 percent in fixed income securities. The fair value of the fund is calculated using the net asset value per share as determined by the quoted market prices of the underlying investments. As of December 29, 2018 and December 30, 2017, the percentage of funds held in various asset classes included: large-cap equities of European companies of 22 percent and 27 percent, small-cap equities of European companies of 16 percent and 17 percent, and money market fund of 21 percent and 17 percent, bonds, primarily from European and U.S. governments, of 29 percent and 31 percent, and equities outside of Europe, mainly in the U.S. and emerging markets, 12 percent and 8 percent, respectively.

(e)
The Company's strategy is to invest approximately 47 percent of assets to benefit from the higher expected returns from long-term investments in equities and to invest 53 percent of assets in short-term low investment risk instruments to fund near term benefits payments. The target allocation for plan assets to implement this strategy is 40 percent equities in Japanese listed securities, 7 percent in equities outside of Japan, 3 percent in cash and other short-term investments and 50 percent in domestic Japanese bonds. This strategy has been achieved through a collective trust that held 100 percent of total funded assets as of December 29, 2018 and December 30, 2017. As of the end of December 29, 2018 and December 30, 2017, the allocation of funds within the common collective trust included: 47 percent and 53 percent in Japanese equities, 42 percent and 36 percent in Japanese bonds, respectively and 7 percent in equities of companies based outside of Japan and 4 percent in cash and other short term investments in each year. The fair value of the collective trust is determined by the market value of the underlying shares, which are traded in active markets.

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

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3):

	Year Ending
(In millions)	December 29, 2018	December 30, 2017
Beginning balance	$42.9	$37.9
Realized gains	0.1	1.1
Purchases, sales and settlements, net	(0.5)	1.7
Impact of exchange rates	(0.5)	2.2
Ending balance	$42.0	$42.9

The Company expects to contribute $18.0 million to its U.S. and foreign pension plans and $1.3 million to its other U.S. post-retirement benefit plan in 2019.
The Company also has several savings, thrift and profit-sharing plans. Its contributions to these plans are in part based upon various levels of employee participation. The total cost of these plans was $6.5 million in each year of 2018 and 2017 and $6.1 million in 2016.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid from the Company's U.S. and foreign plans (in millions):

Years	Pension benefits	Post-retirement benefits	Total
2019	$25.6	$1.3	$26.9
2020	10.7	1.3	12.0
2021	10.7	1.2	11.9
2022	16.4	1.2	17.6
2023	12.1	1.1	13.2
2024-2028	59.9	4.3	64.2

Note 14:	Incentive Compensation Plans
On May 24, 2016, the shareholders of the Company approved the adoption of the Tupperware Brands Corporation 2016 Incentive Plan (the “2016 Incentive Plan”). The 2016 Incentive Plan provides for the issuance of cash and stock-based incentive awards to employees, directors and certain non-employee participants. Stock-based awards may be in the form of stock options, restricted stock, restricted stock units, performance vesting and market vesting awards. Under the plan, awards that are canceled or expire are added back to the pool of available shares. When the 2016 Incentive Plan was approved, the number of shares of the Company's common stock available for stock-based awards under the plan totaled 3,500,000, plus remaining shares available for issuance under the Tupperware Brands Corporation 2010 Incentive Plan, the Tupperware Brands Corporation 2006 Incentive Plan and the Tupperware Brands Corporation Director Stock Plan. Shares may no longer be granted under the plans adopted before 2016. The total number of shares available for grant under the 2016 Incentive Plan as of December 29, 2018 was 1,895,946.
Under the 2016 Incentive Plan, non-employee directors receive approximately one-half of their annual retainers in the form of stock and may elect to receive the balance of their annual retainers in the form of stock or cash.
Stock Options
Stock options to purchase the Company's common stock are granted to employees and directors, upon approval by the Compensation and Management Development Committee of the Board of Directors, with an exercise price equal to the fair market value of the stock on the date of grant. Options generally become exercisable in three years, in equal installments beginning one year from the date of grant, and generally expire 10 years from the date of grant. The fair value of the Company's stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used in the last three years:

	2018	2017	2016
Dividend yield	5.7%	4.4%	4.7%
Expected volatility	29%	29%	30%
Risk-free interest rate	3.1%	2.2%	2.1%
Expected life	7 years	7 years	7 years

Stock option activity for 2018, under all of the Company's incentive plans, is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2017	3,045,316	$58.96
Granted	611,009	38.29
Expired/Forfeited	(6,594)	58.12
Exercised	(19,047)	25.46
Outstanding at December 29, 2018	3,630,684	$55.66	$—
Exercisable at December 29, 2018	2,380,182	$59.37	$—
The intrinsic value of options exercised during 2018, 2017 and 2016 totaled $0.4 million, $6.2 million and $1.2 million, respectively. The average remaining contractual life on outstanding and exercisable options was 6.7 and 5.4, respectively, at the end of 2018. The weighted average estimated grant date fair value of 2018, 2017 and 2016 option grants was $6.01, $10.48 and $10.67 per share, respectively.
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
The Company's market-vested awards provide incentive opportunity based on the relative total shareholder return ("rTSR") of the Company's common stock against a group of companies composed of the S&P 400 Mid-cap Consumer Discretionary Index and the Company's Compensation Peer Group (collectively, the "Comparative Group") over a three year performance period. The fair value per share of rTSR grants in 2018, 2017 and 2016 was $63.48, $61.29 and $49.55, respectively. The fair value was determined using a Monte-Carlo simulation, which estimated the fair value based on the Company's share price activity between the beginning of the year and the grant date relative to the Comparative Group, expected term of the award, risk-free interest rate, expected dividends, and the expected volatility of the stock of the Company and that of the Comparative Group.
In 2018, as a result of the Company's performance, the estimated number of shares expected to vest decreased by 156,455 shares for the three performance share plans running during 2018.

Restricted stock, restricted stock units, performance-vested and market-vested share award activity for 2018 under all of the Company's incentive plans is summarized in the following table:

	Non-vested Shares outstanding	Weighted average grant date per share fair value
Outstanding at December 30, 2017	635,507	$58.59
Time-vested shares granted	325,222	38.31
Market-vested shares granted	24,571	63.48
Performance shares granted	92,621	50.51
Performance share adjustments	(156,455)	53.13
Vested	(198,111)	64.01
Forfeited	(39,171)	59.02
Outstanding at December 29, 2018	684,184	$47.68
The vesting date fair value of restricted stock, restricted stock units and performance-vested awards that vested in 2018, 2017 and 2016 was $8.5 million, $12.8 million and $12.4 million, respectively. The weighted average grant-date fair value per share of these types of awards in 2018, 2017 and 2016 was $42.26, $60.32 and $55.39, respectively.
For awards that are paid in cash, compensation expense is remeasured each reporting period based on the market value of the shares outstanding and is included as a liability on the Consolidated Balance Sheets. Shares outstanding under cash settled awards totaled 21,391, 17,525 and 18,174 shares as of the end of 2018, 2017 and 2016, respectively. These outstanding cash settled awards had a fair value of $0.7 million, $1.1 million and $1.0 million as of the end of 2018, 2017 and 2016, respectively.
Compensation expense associated with all stock-based compensation was $14.5 million, $22.6 million and $20.0 million in 2018, 2017 and 2016, respectively. The estimated tax benefit associated with this compensation expense was $3.2 million, $8.1 million and $7.2 million in 2018, 2017 and 2016, respectively. As of December 29, 2018, total unrecognized stock-based compensation expense related to all stock-based awards was $24.2 million, which is expected to be recognized over a weighted average period of 25 months.
Expense related to earned cash performance awards of $3.1 million, $11.0 million and $18.7 million was included in the Consolidated Statements of Income for 2018, 2017 and 2016, respectively.
The Company's Board of Directors has authorized up to $2 billion of open market share repurchases under a program that began in 2007 and expires on February 1, 2020. Under this program, the Company repurchased 2.6 million shares for $100 million in 2018. There were no share repurchases under this program in 2017 and 2016. Since inception of the program in May 2007, and through December 29, 2018, the Company has repurchased 23.8 million shares at an aggregate cost of $1.39 billion.

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
Worldwide sales of beauty and personal care products totaled $291.7 million, $331.7 million and $368.5 million in 2018, 2017 and 2016, respectively.

(In millions)	2018	2017	2016
Net sales:
Europe	$525.6	$550.4	$559.4
Asia Pacific	682.0	734.8	748.6
North America	515.1	541.5	548.3
South America	347.0	429.1	356.8
Total net sales	$2,069.7	$2,255.8	$2,213.1
Segment profit:
Europe	$46.3	$54.5	$65.3
Asia Pacific	172.5	189.3	181.0
North America	76.3	69.7	66.1
South America	68.3	98.7	82.2
Total segment profit	$363.4	$412.2	$394.6
Unallocated expenses	(46.3)	(64.1)	(67.6)
Re-engineering and impairment charges (a)	(15.9)	(66.0)	(7.6)
Impairment of goodwill and intangibles (b)	—	(62.9)	—
Gains on disposal of assets (c)	18.7	9.1	27.3
Interest expense, net	(43.7)	(43.2)	(45.4)
Income before taxes	$276.2	$185.1	$301.3

(In millions)	2018	2017	2016
Depreciation and amortization:
Europe	$16.3	$16.7	$15.9
Asia Pacific	14.7	14.9	14.5
North America	11.8	12.3	18.7
South America	5.6	5.9	3.3
Corporate	9.8	10.7	5.1
Total depreciation and amortization	$58.2	$60.5	$57.5
Capital expenditures:
Europe	$22.3	$18.7	$15.6
Asia Pacific	10.1	10.7	12.0
North America	13.3	15.9	11.9
South America	3.9	12.1	12.4
Corporate	25.8	14.9	9.7
Total capital expenditures	$75.4	$72.3	$61.6
Identifiable assets:
Europe	$291.0	$308.5	$257.2
Asia Pacific	281.2	297.2	278.6
North America	250.9	266.3	333.7
South America	125.0	138.6	124.6
Corporate	360.7	377.4	593.7
Total identifiable assets	$1,308.8	$1,388.0	$1,587.8
____________________

(a)	See Note 2 for discussion of re-engineering and impairment charges.

(b)	See Note 6 for discussion of goodwill impairment charges.

(c)
Gains on disposal of assets in 2018, 2017 and 2016 include $7.1 million, $8.8 million and $26.5 million from transactions related to land near the Orlando, FL headquarters. Included in 2018 was a $9.5 million from a transaction associated with a distribution facility in Japan, and $2.1 million from the Beauticontrol headquarters in Texas.

Sales and segment profit in the preceding table are from transactions with customers, with inter-segment transactions eliminated. Sales generated by product line, except beauty and personal care, as opposed to Tupperware®, are not captured in the financial statements, and disclosure of the information is impractical. Sales to a single customer did not exceed 10 percent of total sales in any segment. In 2018, 2017 and 2016 sales of Tupperware® and beauty products to customers in Mexico were $285.8 million, $279.7 million and $282.4 million, respectively, while sales in Brazil were $265.4 million, $316.3 million and $260.4 million, respectively, and sales in China were $247.4 million, $216.0 million and $161.6 million, respectively. There was no other foreign country in which sales were individually material to the Company's total sales. Sales of Tupperware® and beauty products to customers in the United States were $163.2 million, $191.8 million and $204.2 million in 2018, 2017 and 2016, respectively. Unallocated expenses are corporate expenses and other items not directly related to the operations of any particular segment.
Corporate assets consist of cash and buildings and assets maintained for general corporate purposes. As of the end of 2018, 2017 and 2016, long-lived assets in the United States were $108.7 million, $91.6 million and $88.7 million, respectively.
As of December 29, 2018 and December 30, 2017, the Company's net investment in international operations was $479.1 million and $523.5 million, respectively. The Company is subject to the usual economic, business and political risks associated with international operations; however, these risks are partially mitigated by the broad geographic dispersion of the Company's operations.

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
Leases. Rental expense for operating leases totaled $32.2 million in 2018, $34.9 million in 2017 and $33.3 million in 2016. Approximate minimum rental commitments under non-cancelable operating leases in effect at December 29, 2018 were: 2019-$28.3 million; 2020-$19.2 million; 2021-$15.8 million; 2022-$8.3 million; 2023-$6.3 million; and after 2023-$25.3 million. Leases including the minimum rental commitments for 2019 and 2020, primarily are for automobiles, that generally have a lease term of two to three years with the remaining leases related to office, manufacturing and distribution space. It is common for lease agreements to contain various provisions for items such as step rent or other escalation clauses and lease concessions, which may offer a period of no rent payment. These types of items are considered by the Company, and are recorded into expense on a straight-line basis over the minimum lease terms. There are no material lease agreements containing renewal options. Certain leases require the Company to pay property taxes, insurance and routine maintenance.

Note 17:	Allowance for Long-Term Receivables
As of December 29, 2018, $17.0 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of December 29, 2018 was as follows:

(In millions)
Balance at December 30, 2017	$16.5
Write-offs	(1.5)
Provision (a)	2.3
Recoveries	(0.2)
Currency translation adjustment	(1.1)
Balance at December 29, 2018	$16.0
____________________
(a)    Provision includes $0.2 million of reclassifications from current receivables.

Note 18:	Guarantor Information
The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Guarantor. The guarantee is secured by certain "Tupperware" trademarks and service marks owned by the Guarantor, as discussed in Note 7 to the Consolidated Financial Statements.
Condensed consolidated financial information as of December 29, 2018 and December 30, 2017 and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 for Tupperware Brands Corporation (the "Parent"), Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use by the Parent and Guarantor of the equity method of accounting to reflect ownership interests in subsidiaries that are eliminated upon consolidation. The Guarantor is 100% owned by the Parent, and there are certain entities within the Non-Guarantors’ classification which the Parent owns directly. There are no significant restrictions on the ability of either the Parent or the Guarantor from obtaining adequate funds from their respective subsidiaries by dividend or loan that should interfere with their ability to meet their operating needs or debt repayment obligations.
Consolidating Statement of Income

	Year ended December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,076.1	$(6.4)	$2,069.7
Other revenue	—	111.8	15.2	(127.0)	—
Cost of products sold	—	15.3	808.4	(131.5)	692.2
Gross margin	—	96.5	1,282.9	(1.9)	1,377.5
Delivery, sales and administrative expense	15.5	71.4	975.5	(1.9)	1,060.5
Re-engineering and impairment charges	—	2.0	13.9	—	15.9
Gains on disposal of assets including insurance recoveries, net	—	—	18.7	—	18.7
Operating income (loss)	(15.5)	23.1	312.2	—	319.8
Interest income	20.6	1.9	43.2	(62.9)	2.8
Interest expense	38.2	62.7	8.5	(62.9)	46.5
Income from equity investments in subsidiaries	179.2	227.2	—	(406.4)	—
Other expense (income)	(1.5)	2.2	(0.8)	—	(0.1)
Income before income taxes	147.6	187.3	347.7	(406.4)	276.2
Provision (benefit) for income taxes	(8.3)	22.0	106.6	—	120.3
Net income	$155.9	$165.3	$241.1	$(406.4)	$155.9
Comprehensive income	$107.4	$117.9	$169.6	$(287.5)	$107.4

Consolidating Statement of Income

	Year ended December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,263.3	$(7.5)	$2,255.8
Other revenue	—	132.2	30.7	(162.9)	—
Cost of products sold	—	30.6	875.0	(161.3)	744.3
Gross margin	—	101.6	1,419.0	(9.1)	1,511.5
Delivery, sales and administrative expense	20.5	85.9	1,061.9	(9.1)	1,159.2
Re-engineering and impairment charges	—	2.3	63.7	—	66.0
Impairment of goodwill and intangible assets	—	—	62.9	—	62.9
Gains on disposal of assets including insurance recoveries, net	—	—	9.1	—	9.1
Operating income (loss)	(20.5)	13.4	239.6	—	232.5
Interest income	20.4	1.9	39.6	(59.0)	2.9
Interest expense	37.4	59.6	8.1	(59.0)	46.1
Income (loss) from equity investments in subsidiaries	(231.8)	17.4	—	214.4	—
Other expense (income)	0.3	6.8	(2.9)	—	4.2
Income (loss) before income taxes	(269.6)	(33.7)	274.0	214.4	185.1
Provision (benefit) for income taxes	(4.2)	198.9	255.8	—	450.5
Net income (loss)	$(265.4)	$(232.6)	$18.2	$214.4	$(265.4)
Comprehensive income (loss)	$(223.3)	$(182.6)	$65.7	$116.9	$(223.3)
Consolidating Statement of Income

	Year ended December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$2,219.1	$(6.0)	$2,213.1
Other revenue	—	126.9	29.3	(156.2)	—
Cost of products sold	—	29.4	838.6	(153.3)	714.7
Gross margin	—	97.5	1,409.8	(8.9)	1,498.4
Delivery, sales and administrative expense	20.6	77.0	1,075.2	(8.9)	1,163.9
Re-engineering and impairment charges	—	1.2	6.4	—	7.6
Gains on disposal of assets including insurance recoveries, net	—	—	27.3	—	27.3
Operating income (loss)	(20.6)	19.3	355.5	—	354.2
Interest income	20.9	1.8	27.1	(46.4)	3.4
Interest expense	34.9	51.5	8.8	(46.4)	48.8
Income from equity investments in subsidiaries	242.3	240.9	—	(483.2)	—
Other expense (income)	(1.4)	(32.5)	41.4	—	7.5
Income before income taxes	209.1	243.0	332.4	(483.2)	301.3
Provision (benefit) for income taxes	(14.5)	5.1	87.1	—	77.7
Net income	$223.6	$237.9	$245.3	$(483.2)	$223.6
Comprehensive income	$174.1	$188.0	$163.8	$(351.8)	$174.1

Condensed Consolidating Balance Sheet

	December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$148.7	$—	$149.0
Accounts receivable, net	—	—	144.7	—	144.7
Inventories	—	—	257.7	—	257.7
Non-trade amounts receivable, net	—	169.0	71.0	(190.1)	49.9
Intercompany receivables	309.2	1,430.1	230.5	(1,969.8)	—
Prepaid expenses and other current assets	1.1	3.7	48.2	(33.7)	19.3
Total current assets	310.3	1,603.1	900.8	(2,193.6)	620.6
Deferred income tax benefits, net	41.7	42.2	133.1	—	217.0
Property, plant and equipment, net	—	71.3	204.7	—	276.0
Long-term receivables, net	—	0.1	18.6	—	18.7
Trademarks and tradenames, net	—	—	52.9	—	52.9
Goodwill	—	2.9	73.2	—	76.1
Investments in subsidiaries	1,305.3	1,346.8	—	(2,652.1)	—
Intercompany notes receivable	515.3	95.4	1,069.4	(1,680.1)	—
Other assets, net	0.3	0.5	75.3	(28.6)	47.5
Total assets	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.7	$123.5	$—	$129.2
Short-term borrowings and current portion of long-term debt and capital lease obligations	189.4	—	96.1	—	285.5
Intercompany payables	1,330.9	436.3	202.6	(1,969.8)	—
Accrued liabilities	278.6	69.2	220.4	(223.8)	344.4
Total current liabilities	1,798.9	511.2	642.6	(2,193.6)	759.1
Long-term debt and capital lease obligations	599.7	—	3.7	—	603.4
Intercompany notes payable	6.6	1,366.7	306.8	(1,680.1)	—
Other liabilities	2.9	48.1	159.1	(28.6)	181.5
Shareholders' equity (deficit)	(235.2)	1,236.3	1,415.8	(2,652.1)	(235.2)
Total liabilities and shareholders' equity	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8

Condensed Consolidating Balance Sheet

	December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$144.0	$—	$144.1
Accounts receivable, net	—	—	144.4	—	144.4
Inventories	—	—	262.2	—	262.2
Non-trade amounts receivable, net	—	179.2	79.4	(200.0)	58.6
Intercompany receivables	300.8	1,101.9	255.4	(1,658.1)	—
Prepaid expenses and other current assets	1.1	2.1	82.2	(64.2)	21.2
Total current assets	301.9	1,283.3	967.6	(1,922.3)	630.5
Deferred income tax benefits, net	33.4	72.6	172.0	—	278.0
Property, plant and equipment, net	—	54.9	223.3	—	278.2
Long-term receivables, net	—	0.2	19.1	—	19.3
Trademarks and tradenames, net	—	—	62.5	—	62.5
Goodwill	—	2.9	76.0	—	78.9
Investment in subsidiaries	1,174.9	1,371.0	—	(2,545.9)	—
Intercompany notes receivable	498.4	100.0	968.9	(1,567.3)	—
Other assets, net	0.6	0.7	69.8	(30.5)	40.6
Total assets	$2,009.2	$2,885.6	$2,559.2	$(6,066.0)	$1,388.0
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$3.1	$121.3	$—	$124.4
Short-term borrowings and current portion of long-term debt and capital lease obligations	131.1	—	1.9	—	133.0
Intercompany payables	1,013.4	436.1	208.6	(1,658.1)	—
Accrued liabilities	287.0	80.4	298.2	(264.2)	401.4
Total current liabilities	1,431.5	519.6	630.0	(1,922.3)	658.8
Long-term debt and capital lease obligations	599.5	—	5.6	—	605.1
Intercompany notes payable	88.5	1,172.0	306.8	(1,567.3)	—
Other liabilities	9.1	75.6	189.3	(30.5)	243.5
Shareholders' equity (deficit)	(119.4)	1,118.4	1,427.5	(2,545.9)	(119.4)
Total liabilities and shareholders' equity	$2,009.2	$2,885.6	$2,559.2	$(6,066.0)	$1,388.0

Condensed Consolidating Statement of Cash Flows

	Year ended December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(41.6)	$152.4	$319.1	$(297.9)	$132.0
Investing Activities:
Capital expenditures	—	(29.1)	(46.3)	—	(75.4)
Proceeds from disposal of property, plant and equipment	—	—	40.7	—	40.7
Net intercompany loans	(98.8)	(315.6)	(190.4)	604.8	—
Net cash provided by (used in) investing activities	(98.8)	(344.7)	(196.0)	604.8	(34.7)
Financing Activities:
Dividend payments to shareholders	(137.8)	—	—	—	(137.8)
Dividend payments to parent	—	—	(288.3)	288.3	—
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Repurchase of common stock	(101.7)	—	—	—	(101.7)
Repayment of long-term debt and capital lease obligations	—	—	(1.9)	—	(1.9)
Net change in short-term debt	62.1	—	100.0	—	162.1
Net intercompany borrowings	317.5	192.5	85.2	(595.2)	—
Net cash provided by (used in) financing activities	140.4	192.5	(105.0)	(306.9)	(79.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(13.6)	—	(13.6)
Net change in cash, cash equivalents and restricted cash	—	0.2	4.5	—	4.7
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of year	$—	$0.3	$151.6	$—	$151.9

Condensed Consolidating Statement of Cash Flows

	Year ended December 30, 2017
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(32.7)	$(40.1)	$311.1	$(20.9)	$217.4
Investing Activities:
Capital expenditures	—	(18.1)	(54.2)	—	(72.3)
Proceeds from disposal of property, plant and equipment	—	—	14.7	—	14.7
Net intercompany loans	(7.5)	(174.1)	(226.4)	408.0	—
Net cash provided by (used in) investing activities	(7.5)	(192.2)	(265.9)	408.0	(57.6)
Financing Activities:
Dividend payments to shareholders	(139.5)	—	—	—	(139.5)
Dividend payments to parent	—	—	(21.0)	21.0	—
Proceeds from exercise of stock options	11.8	—	—	—	11.8
Repurchase of common stock	(2.5)	—	—	—	(2.5)
Repayment of long-term debt and capital lease obligations	—	—	(2.0)	—	(2.0)
Net change in short-term debt	15.8	—	(0.2)	—	15.6
Net intercompany borrowings	154.6	231.9	21.6	(408.1)	—
Net cash provided by (used in) financing activities	40.2	231.9	(1.6)	(387.1)	(116.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	8.0	—	8.0
Net change in cash, cash equivalents and restricted cash	—	(0.4)	51.6	—	51.2
Cash, cash equivalents and restricted cash at beginning of year	—	0.5	95.5	—	96.0
Cash, cash equivalents and restricted cash at end of year	$—	$0.1	$147.1	$—	$147.2

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2016
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(29.9)	$(0.8)	$273.6	$(5.9)	$237.0
Investing Activities:
Capital expenditures	—	(16.0)	(45.6)	—	(61.6)
Proceeds from disposal of property, plant and equipment	—	—	35.9	—	35.9
Net intercompany loans	(18.9)	(186.4)	(194.5)	399.8	—
Net cash provided by (used in) investing activities	(18.9)	(202.4)	(204.2)	399.8	(25.7)
Financing Activities:
Dividend payments to shareholders	(138.8)	—	—	—	(138.8)
Dividend payments to parent	—	—	(21.2)	21.2	—
Net proceeds from issuance of senior notes	(0.2)	—	0.2	—	—
Proceeds from exercise of stock options	0.8	—	—	—	0.8
Repurchase of common stock	(1.7)	—	—	—	(1.7)
Repayment of long-term debt and capital lease obligations	—	—	(2.2)	—	(2.2)
Net change in short-term debt	17.5	(1.2)	(68.3)	—	(52.0)
Excess tax benefits from share-based payment arrangements	0.6	—	—	—	0.6
Net intercompany borrowings	170.6	204.9	39.6	(415.1)	—
Net cash provided by (used in) financing activities	48.8	203.7	(51.9)	(393.9)	(193.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(4.7)	—	(4.7)
Net change in cash, cash equivalents and restricted cash	—	0.5	12.8	—	13.3
Cash, cash equivalents and restricted cash at beginning of year	—	—	82.7	—	82.7
Cash, cash equivalents and restricted cash at end of year	$—	$0.5	$95.5	$—	$96.0

Note 19:	Quarterly Financial Summary (Unaudited)
Following is a summary of the unaudited interim results of operations for each quarter in the years ended December 29, 2018 and December 30, 2017.

(In millions, except per share amounts)	First quarter	Second quarter	Third quarter	Fourth quarter
Year ended December 29, 2018
Net sales	$542.6	$535.4	$485.8	$505.9
Gross margin	363.6	361.9	321.7	330.3
Net income	35.7	63.8	39.1	17.3
Basic earnings per share	0.70	1.26	0.79	0.36
Diluted earnings per share	0.70	1.26	0.79	0.35
Dividends declared per share	0.68	0.68	0.68	0.68
Year ended December 30, 2017
Net sales	$554.8	$572.9	$539.5	$588.6
Gross margin	377.1	390.3	356.8	387.0
Net income (loss)	47.4	(17.7)	31.4	(326.5)
Basic earnings (loss) per share	0.94	(0.35)	0.62	(6.41)
Diluted earnings (loss) per share	0.93	(0.35)	0.61	(6.41)
Dividends declared per share	0.68	0.68	0.68	0.68
Certain items impacting quarterly comparability for 2018 and 2017 were as follows:

•
Pretax re-engineering and impairment costs of $7.6 million, $2.1 million, $3.0 million and $3.2 million were recorded in the first through fourth quarters of 2018, respectively. Pretax re-engineering and impairment costs of $2.3 million, $32.6 million, $9.0 million and $22.1 million were recorded in the first through fourth quarters of 2017, respectively. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

•	In the second quarter of 2017, the Company recorded a $62.9 million impairment charge related to goodwill of Fuller Mexico.

•
In Argentina in the third and fourth quarters of 2018, and in Venezuela in all quarters, in connection with re-measuring net monetary assets and recording in cost of sales inventory at the exchange rate when it was purchased or manufactured compared to when it was sold, as well as in the fourth quarter of 2018, write-downs of inventory due to its lower fair market value from the most recent devaluation, the Company recorded charges of $0.2 million, $0.1 million, $0.8 million and $1.0 million in the first, second, third and fourth quarters of 2018, respectively, and charges of $0.2 million, $1.5 million, $2.4 million and $3.3 million in the same quarters of 2017. See Note 1 of the Consolidated Financial Statements.

•
Pretax gains on disposal of assets were $2.2 million, $12.4 million, $1.5 million and $2.6 million in the first through fourth quarters of 2018, respectively. They were $0.1 million, $3.1 million, $4.1 million and $1.8 million in the same quarters of 2017, respectively. These gains were primarily related to transactions associated with land near the Company's Orlando, Florida headquarters along with a transaction associated with a distribution facility in Japan in the second quarter of 2018 and the Beauticontrol headquarters in Texas in the first quarter of 2018.

•	The Company ceased operations at Beauticontrol in the third quarter of 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tupperware Brands Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tupperware Brands Corporation and its subsidiaries (the "Company") as of December 29, 2018 and December 30, 2017 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flow for each of the three years in the period ended December 29, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 29, 2018 appearing on page 96 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 26, 2019

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
As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 29, 2018.
Management's Report on Internal Control Over Financial Reporting
The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting was effective as of the end of the period covered by this report. The effectiveness of the Company's internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, as stated in its report which is included herein.
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
Item 9B.Other Information.
None.

PART III
Item 10.Directors, Executive Officers and Corporate Governance.
Certain information with regard to the directors of the Registrant as required by Item 401 of Regulation S-K is set forth under the sub-caption “Board of Directors” appearing under the caption “Election of Directors” in the Proxy Statement related to the 2019 Annual Meeting of Shareholders to be held on May 22, 2019 and is incorporated herein by reference.
The information as to the executive officers of the Registrant is included in Part I, Item 1 of this Report under the caption “Executive Officers of the Registrant” in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 22, 2019 sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 22, 2019 sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference.
There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors during 2018, as set forth by Item 407(c)(3) of Regulation S-K.
The sections entitled “Corporate Governance” and “Board Committees” appearing in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 22, 2019 sets forth certain information regarding the Audit, Finance and Corporate Responsibility Committee, including the members of the Committee and the financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
Item 11.Executive Compensation.
The information set forth under the caption “Compensation of Directors and Executive Officers” of the Proxy Statement relating to the 2019 Annual Meeting of Shareholders to be held on May 22, 2019, and the information in such Proxy Statement relating to executive officers' and directors' compensation is incorporated herein by reference.
The information set forth under the captions “Board Committees” and “Compensation and Management Development Committee Report” of the Proxy Statement relating to the 2019 Annual Meeting of Shareholders to be held on May 22, 2019 sets forth certain information as required by Item 407(e)(4) and Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information set forth under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement relating to the 2019 Annual Meeting of Shareholders to be held on May 22, 2019, is incorporated herein by reference.
Item 13.Certain Relationships and Related Transactions and Director Independence.
The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance” appearing in the Registrant's Proxy Statement for the 2019 Annual Meeting of Shareholders to be held on May 22, 2019 is incorporated herein by reference.
Item 14.Principal Accounting Fees and Services.
The information set forth under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees,” and “Approval of Services” in the Proxy Statement related to the 2019 Annual Meeting of Shareholders to be held on May 22, 2019 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a) (1) List of Financial Statements
The following Consolidated Financial Statements of Tupperware Brands Corporation and Report of Independent Registered Public Accounting Firm are included in this Report under part II, Item 8:
Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows - Years ended December 29, 2018, December 30, 2017 and December 31, 2016;
Consolidated Balance Sheets - December 29, 2018 and December 30, 2017;
Notes to the Consolidated Financial Statements; and
Report of Independent Registered Certified Public Accounting Firm.
(a) (2) List of Financial Statement Schedules
The following Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) of Tupperware Brands Corporation is included in this Report:
Schedule II-Valuation and Qualifying Accounts for each of the three years ended December 29, 2018.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (SEC or the Commission) are not required under the related instructions, are inapplicable or the information called for therein is included elsewhere in the financial statements or related notes contained or incorporated by reference herein.

(a) (3) List of Exhibits: (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Registrant (Attached as Exhibit 3.1 to Form 10-Q, filed with the Commission on August 5, 2008 and incorporated herein by reference).
3.2	Amended and Restated By-laws of the Registrant as amended November 1, 2018 (Attached as Exhibit 3.2 to Form 10-Q, filed with the Commission on November 2, 2018 and incorporated herein by reference).
4	Indenture dated June 2, 2011 (Attached as Exhibit 4.1 to Form 8-K, filed with the Commission on June 7, 2011 and incorporated herein by reference).
*10.1	2006 Incentive Plan as amended through January 26, 2009 (Attached as Exhibit 10.12 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.2	Directors' Stock Plan as amended through January 26, 2009 (Attached as Exhibit 10.2 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.3	2010 Incentive Plan (Attached as Exhibit 4.3 to Form S-8, filed with the Commission on November 3, 2010 and incorporated herein by reference).
*10.4	2016 Incentive Plan (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on May 26, 2016 and incorporated herein by reference).
*10.5	Amendment No. 1 to 2016 Incentive Plan (Attached as Exhibit 10.1 to Form 10-Q, filed with the Commission on August 01, 2017 and incorporated herein by reference).
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
*10.8
2016 Incentive Plan Restricted Stock Unit Agreement, used with grants through October 2018 (Attached as Exhibit 10.8 to Form 10-K, filed with the Commission on February 28, 2017 and incorporated herein by reference).

*10.9**	2016 Incentive Plan Restricted Stock Unit Agreement, used with grants beginning November 2018.
*10.10
2016 Incentive Plan Non-Qualified Stock Option Grant Agreement, used with grants through October 2018 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 28, 2017 and incorporated herein by reference).

*10.11**	2016 Incentive Plan Non-Qualified Stock Option Grant Agreement, used with grants beginning November 2018.
*10.12	Form of Change of Control Employment Agreement (Attached as Exhibit 10.3 for Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.13	Form of Change of Control Employment Agreement, amended May 24, 2017 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on February 27, 2018 and incorporated herein by reference).

Exhibit Number	Description
*10.14
Supplemental Executive Retirement Plan, amended and restated effective February 2, 2010 (Attached as Exhibit 10.9 to Form 10-K, filed with the Commission on February 23, 2010 and incorporated herein by reference).

*10.15
Amendment to Supplemental Executive Retirement Plan, dated February 21, 2018 (Attached as Exhibit 10.1 to Form 8-K, filed with the Commission on February 21, 2018 and incorporated herein by reference).

*10.16	Supplemental Plan, amended and restated effective January 1, 2009 (Attached as Exhibit 10.11 to Form 10-K, filed with the Commission on February 25, 2009 and incorporated herein by reference).
*10.17**	Consulting Agreement, dated as of October 11, 2018, by and between the Registrant and Michael S. Poteshman.
10.18
Securities and Asset Purchase Agreement between the Registrant and Sara Lee Corporation (now known as Hillshire Brands Co.) dated as of August 10, 2005 (Attached as Exhibit 10.01 to Form 8-K/A, filed with the Commission on August 15, 2005 and incorporated herein by reference).

10.19
Credit Agreement, as amended through June 9, 2015 (Attached as Exhibit 10.1 to Form 10-Q and Exhibit 10.2 to Form 10-Q, filed with the Commission on August 5, 2014 and as Exhibit 10.1 to Form 8-K as filed with the Commission on June 12, 2015 and incorporated herein by reference).

21**	Subsidiaries of Tupperware Brands Corporation as of February 26, 2019.
23**	Consent of Independent Registered Certified Public Accounting Firm.
24**	Powers of Attorney.
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer.
32.2***	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer.
101**
The following financial statements from Tupperware Brands Corporation's Annual Report on Form 10-K for the year ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to the Consolidated Financial Statements, tagged in detail, and (vii) Schedule II. Valuation and Qualifying Accounts.

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.

The Registrant agrees to furnish, upon request of the SEC, a copy of all constituent instruments defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries.

Item 16.	Form 10-K Summary.

None.

TUPPERWARE BRANDS CORPORATION
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 29, 2018
(In millions)

Col. A	Col. B	Col. C	Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts, current and long term:
Year ended December 29, 2018	$55.9	$20.4	$(10.1)	/F1	$62.5
			(3.7)	/F2
Year ended December 30, 2017	44.9	16.8	(9.0)	/F1	55.9
			3.2	/F2
Year ended December 31, 2016	45.2	11.1	(9.0)	/F1	44.9
			(2.4)	/F2
Valuation allowance for deferred tax assets:
Year ended December 29, 2018	$235.5	$20.5	$(2.7)	/F2	$253.3
Year ended December 30, 2017	24.8	209.8	0.9	/F2	235.5
Year ended December 31, 2016	23.1	—	1.8	/F2	24.8
			(0.1)	/F3
____________________

F1	Represents write-offs, less recoveries.

F2	Foreign currency translation adjustment.

F3	Represents write-offs of net operating losses for which a valuation allowance was already recorded. See Note 12 to the consolidated financial statements for additional information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION
(Registrant)

By:	/S/ PATRICIA A. STITZEL
Patricia A. Stitzel
President and Chief Executive Officer
February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ PATRICIA A. STITZEL	President and Chief Executive Officer (Principal Executive Officer)
Patricia A. Stitzel

/s/ MICHAEL S. POTESHMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Michael S. Poteshman

/s/ MADELINE OTERO	Vice President and Controller (Principal Accounting Officer)
Madeline Otero

*	Executive Chairman and Director
E.V. Goings

*	Director
Catherine A. Bertini

*	Director
Susan M. Cameron

*	Director
Kriss Cloninger III

*	Director
Meg Crofton

*	Director
Angel R. Martinez

*	Director
Antonio Monteiro de Castro

*	Director
Christopher D. O'Leary

*	Director
David R. Parker

*	Director
Richard T. Riley

*	Director
Joyce M. Roche

*	Director
M. Anne Szostak

By:	/s/ KAREN M. SHEEHAN
Karen M. Sheehan
Attorney-in-fact
February 26, 2019