Form 10-Q
period 2019-03-30
TUPPERWARE BRANDS CORP
filed 2019-05-02
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended March 30, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from               to
Commission file number 1-11657
________________________________________
TUPPERWARE BRANDS CORPORATION
(Exact name of registrant as specified in its charter)
 ________________________________________

Delaware	36-4062333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14901 South Orange Blossom Trail, Orlando, Florida	32837
(Address of principal executive offices)	(Zip Code)
 Registrant's telephone number, including area code: (407) 826-5050
________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TUP	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of April 30, 2019, 48,736,747 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended
(In millions, except per share amounts)	March 30, 2019	March 31, 2018
Net sales	$487.3	$542.6
Cost of products sold	161.2	179.0
Gross margin	326.1	363.6

Delivery, sales and administrative expense	262.7	289.2
Re-engineering and impairment charges	4.3	7.6
(Loss) gain on disposal of assets	(0.9)	2.2
Operating income	58.2	69.0

Interest income	0.6	0.7
Interest expense	10.2	11.1
Other (income) expense	(3.3)	0.2
Income before income taxes	51.9	58.4

Provision for income taxes	15.0	22.7
Net income	$36.9	$35.7

Earnings per share:
Basic	$0.76	$0.70
Diluted	0.76	0.70

Weighted-average shares outstanding:
Basic	48.7	51.1
Diluted	48.8	51.3

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
(In millions)	March 30, 2019	March 31, 2018
Net income	$36.9	$35.7
Other comprehensive income:
Foreign currency translation adjustments	20.7	10.1
Deferred loss on cash flow hedges, net of tax benefit of $0.6 and $0.3, respectively	(1.8)	(0.7)
Pension and other post-retirement benefits (costs), net of tax (provision) benefit of ($0.1) and $0.6, respectively	0.1	(1.7)
Other comprehensive income	19.0	7.7
Total comprehensive income	$55.9	$43.4

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 30, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$146.8	$149.0
Accounts receivable, less allowances of $49.5 and $45.3, respectively	167.0	144.7
Inventories	269.0	257.7
Non-trade amounts receivable, net	51.8	49.9
Prepaid expenses and other current assets	21.0	19.3
Total current assets	655.6	620.6
Deferred income tax benefits, net	226.7	217.0
Property, plant and equipment, net	277.9	276.0
Long-term receivables, less allowances of $16.8 and $16.0, respectively	17.6	18.7
Trademarks and tradenames, net	52.3	52.9
Goodwill	77.5	76.1
Operating lease assets	82.0	—
Other assets, net	49.2	47.5
Total assets	$1,438.8	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$81.5	$129.2
Short-term borrowings and current portion of long-term debt and finance lease obligations	367.8	285.5
Accrued liabilities	347.6	344.4
Total current liabilities	796.9	759.1
Long-term debt and finance lease obligations	603.0	603.4
Operating lease liabilities	52.7	—
Other liabilities	170.2	181.5
Shareholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	216.5	219.3
Retained earnings	1,121.8	1,086.8
Treasury stock, 14,872,114 and 14,940,286 shares, respectively, at cost	(934.8)	(939.8)
Accumulated other comprehensive loss	(588.1)	(602.1)
Total shareholders' deficit	(184.0)	(235.2)
Total liabilities and shareholders' deficit	$1,438.8	$1,308.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

Tupperware Brands Corporation
Consolidated Statements of Shareholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(Dollars in millions)	Shares	Dollars	Shares	Dollars
December 30, 2017	63.6	$0.6	12.6	$(851.5)	$217.8	$1,043.1	$(529.4)	$(119.4)
Net income						35.7		35.7
Other Comprehensive income							7.7	7.7
Cash dividends declared ($0.68 per share)						(34.9)		(34.9)
Stock and options issued for incentive plans			(0.1)	4.4	(2.8)	0.9		2.5
March 31, 2018	63.6	$0.6	12.5	$(847.1)	$215.0	$1,044.8	$(521.7)	$(108.4)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
(in millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income						36.9		36.9
Cumulative effect of change in accounting principles						12.1	(5.0)	7.1
Other Comprehensive income							19.0	19.0
Cash dividends declared ($0.27 per share)						(12.9)		(12.9)
Stock and options issued for incentive plans			(0.1)	5.0	(2.8)	(1.1)		1.1
March 30, 2019	63.6	$0.6	14.9	$(934.8)	$216.5	$1,121.8	$(588.1)	$(184.0)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
(In millions)	March 30, 2019	March 31, 2018
Operating Activities:
Net income	$36.9	$35.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14.1	15.5
Equity compensation	1.9	3.3
Amortization of deferred debt costs	0.2	0.2
Net loss (gain) on disposal of assets	0.8	(2.2)
Provision for bad debts	5.0	4.3
Write-down of inventories	2.7	2.3
Net change in deferred income taxes	(4.5)	16.4
Changes in assets and liabilities:
Accounts and notes receivable	(25.0)	(24.1)
Inventories	(11.5)	(21.0)
Non-trade amounts receivable	(11.5)	(4.8)
Prepaid expenses	(0.5)	(3.7)
Other assets	(0.1)	(0.4)
Accounts payable and accrued liabilities	(32.5)	(22.0)
Income taxes payable	(14.5)	(42.5)
Other liabilities	(2.5)	(3.4)
Net cash impact from hedging activity	0.8	5.4
Other	0.1	0.2
Net cash used in operating activities	$(40.1)	$(40.8)
Investing Activities:
Capital expenditures	(12.9)	(15.2)
Proceeds from disposal of property, plant and equipment	0.6	5.9
Net cash used in investing activities	(12.3)	(9.3)
Financing Activities:
Dividend payments to shareholders	(33.9)	(35.4)
Proceeds from exercise of stock options	—	0.2
Repurchase of common stock	(0.7)	(1.0)
Repayment of finance lease obligations	(0.3)	(0.5)
Net change in short-term debt	84.1	97.2
Debt issuance costs	(1.3)	—
Net cash provided by financing activities	47.9	60.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.1	4.1
Net change in cash, cash equivalents and restricted cash	(1.4)	14.5
Cash, cash equivalents and restricted cash at beginning of year	151.9	147.2
Cash, cash equivalents and restricted cash at end of period	$150.5	$161.7

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:	Summary of Significant Accounting Policies
Basis of Presentation: The condensed consolidated financial statements include the accounts of Tupperware Brands Corporation and its subsidiaries, collectively “Tupperware” or the “Company”, with all intercompany transactions and balances having been eliminated. These condensed consolidated financial statements and related notes should be read in conjunction with the audited 2018 financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2018.
These condensed consolidated financial statements are unaudited and have been prepared following the rules and regulations of the United States Securities and Exchange Commission and, in the Company's opinion, reflect all adjustments, including normal recurring items that are necessary for a fair statement of the results for the interim periods. Certain information and note disclosures normally included in the balance sheet, statements of income, comprehensive income, statements of shareholder’s equity and cash flows prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
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
Hedging: On December 30, 2018, the Company adopted new guidance on hedge accounting, which required a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income of $5.0 million, net of taxes. As part of the adoption, the Company elected to include forward points in the assessment of hedge effectiveness for net equity and cash flow hedges and exclude forward points in the assessment for fair value hedges. In addition, the Company now records the entire change in fair value of hedging instruments in the same income statement line item as the earnings effect of the hedged item. Prior to adoption, the impact from forward points was recorded as interest expense. Refer to Note 11 to the Consolidated Financial Statements for further discussion on impact from new hedge accounting guidance.
Leases: On December 30, 2018, the Company adopted new guidance on lease accounting using the modified retrospective method, which required a cumulative-effect adjustment to the opening balance of retained earnings of $7.1 million, net of taxes. Prior periods have not been restated. The standard did not materially impact consolidated net income or liquidity, and did not have an impact on debt-covenant compliance under the Company's debt agreements. The new guidance was applied to all operating and capital leases at the date of initial application. Leases historically referred to as capital leases are now referred to as finance leases under the new guidance.
The Company elected the package of practical expedients permitted under the transition guidance, and as a basis for its lease policies, which allowed the Company to carryforward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company also elected to not separate lease and non-lease components for all classes of underlying assets in which it is the lessee, and made an accounting policy election to not account for leases with an initial term of 12 months or less on the balance sheet. In addition, the Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. The Company recognizes payments on these leases on a straight-line basis over the lease term.
Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $82.0 million and $83.3 million, respectively, as of March 30, 2019 related to the Company's operating leases. The standard did not materially impact the Company's consolidated net earnings or cash flows. Refer to Note 8 to the Consolidated Financial Statements for further information.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Foreign Currency Translation: Inflation in Argentina and Venezuela has been at a high level the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in these countries. For Argentina, this blended index reached cumulative three-year inflation in excess of 100 percent in 2018 and as such, the Company transitioned to highly inflationary status as of July 1, 2018. Venezuela was determined to be highly inflationary starting in 2010. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of March 30, 2019, the Company had approximately $1.7 million of net monetary assets in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar. There were no material monetary assets or liabilities in Venezuela as of March 30, 2019.

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expenses ("DS&A"). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A were $32.8 million and $35.5 million for the first quarters of 2019 and 2018, respectively.

Note 3:	Promotional Costs
The Company frequently makes promotional offers to members of its independent sales force to encourage them to fulfill specific goals or targets for other activities, ancillary to the Company's business, but considered separate and distinct services from sales, which are measured by defined group/team sales levels, addition of new sales force members or other business-critical functions. The awards offered are in the form of product awards, special prizes or trips.
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $78.6 million and $88.4 million for the first quarters of 2019 and 2018, respectively.

Note 4:	Inventories

(In millions)	March 30, 2019	December 29, 2018
Finished goods	$208.7	$203.9
Work in process	28.6	25.0
Raw materials and supplies	31.7	28.8
Total inventories	$269.0	$257.7

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The elements of the earnings per share computations were as follows:

	13 weeks ended
(In millions, except per share amounts)	March 30, 2019	March 31, 2018
Net income	$36.9	$35.7
Weighted average shares of common stock outstanding	48.7	51.1
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.1	0.2
Weighted average common and common equivalent shares outstanding	48.8	51.3
Basic earnings per share	$0.76	$0.70
Diluted earnings per share	$0.76	$0.70
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.9	2.0

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in accounting principle	(3.8)	(1.2)	—	(5.0)
Other comprehensive income (loss) before reclassifications	20.7	(2.1)	0.2	18.8
Amounts reclassified from accumulated other comprehensive loss	—	0.3	(0.1)	0.2
Net current-period other comprehensive income (loss)	20.7	(1.8)	0.1	19.0
Balance at March 30, 2019	$(562.2)	$(1.3)	$(24.6)	$(588.1)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Other comprehensive income (loss) before reclassifications	10.1	(0.8)	(1.6)	7.7
Amounts reclassified from accumulated other comprehensive loss	—	0.1	(0.1)	—
Net current-period other comprehensive income (loss)	10.1	(0.7)	(1.7)	7.7
Balance at March 31, 2018	$(491.8)	$0.9	$(30.8)	$(521.7)
Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net loss of $0.5 million and a gain of $0.1 million in the first quarters of 2019 and 2018, respectively. Associated with these items were a tax benefit of $0.2 million and a provision of $0.2 million, respectively. See Note 11 for further discussion of derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the first quarters of 2019 and 2018, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.3 million and $0.4 million, respectively, and in 2018, an actuarial loss of $0.1 million and a pension settlement cost of $0.1 million. Associated with these items were tax provisions of $0.2 million and $0.1 million in 2019 and 2018, respectively. See Note 13 to the Consolidated Financial Statements for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $4.3 million and $7.6 million in re-engineering charges during the first quarters of 2019 and 2018, respectively.
In 2019 and 2018, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans to rationalize its supply chain and to adjust the cost base of several marketing units. The Company incurred $3.1 million and $7.6 million in the first quarters of 2019 and 2018, respectively, related to the revitalization program announced in July 2017.
In January 2019, the Company announced an acceleration of investment in its Global Growth Strategy initiatives through the commencement of a transformation program running through 2022. In the first quarter of 2019, the Company incurred $1.2 million in transformation program costs in Europe, primarily related to outside consulting services and project team expenses.
The re-engineering charges related to the 2017 revitalization program by segment during the first quarter of 2019 and 2018 were as follows:

	13 weeks ended
(In millions)	March 30, 2019	March 31, 2018
Europe	$1.3	$5.7
Asia Pacific	0.9	0.8
North America	0.5	0.7
South America	0.4	0.4
Total re-engineering charges	$3.1	$7.6
The balances included in accrued liabilities related to re-engineering and impairment charges for the 2017 revitalization program as of March 30, 2019 and December 29, 2018 were as follows:

(In millions)	March 30, 2019	December 29, 2018
Beginning of the year balance	$23.3	$45.4
Provision	3.1	15.9
Non-cash charges	—	(2.0)
Adjustments	—	5.0
Cash expenditures:
Severance	(6.5)	(27.1)
Other	(1.8)	(12.8)
Currency translation adjustment	(0.1)	(1.1)
End of period balance	$18.0	$23.3
The balance included in accrued liabilities related to re-engineering and impairment charges for the 2019 transformation program, as of March 30, 2019, was $0.8 million.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8:	Leases
The Company leases certain equipment, vehicles, office space, and manufacturing and distribution facilities, and recognizes the associated lease expense on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 5 years or more. The exercise of lease renewal options is at the Company's discretion and renewal options that are reasonably certain to be exercised have been included in the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Certain lease agreements held by the Company include rental payments adjusted periodically for inflation. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense in the first quarter of 2019 were as follows:

13 weeks ended
(In millions)	March 30, 2019
Operating lease cost (a) (c)	$13.0
Finance lease cost
Amortization of right-of-use assets (a)	0.2
Interest on lease liabilities (b)	0.1
Total finance lease cost	$0.3
____________________

(a)	Included in DS&A and cost of products sold.

(b)	Included in interest expense.

(c)	Includes immaterial amounts related to short-term rent expense and variable rent expense.

Supplemental cash flow information related to leases is as follows:

13 weeks ended
(In millions)	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(12.6)
Operating cash flows from finance leases	(0.1)
Financing cash flows from finance leases	(0.3)
Leased assets obtained in exchange for new operating lease liabilities	$7.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases is as follows:

(In millions, except lease term and discount rate)	March 30, 2019
Operating Leases
Operating lease right-of-use assets	$82.0

Accrued liabilities	$30.6
Operating lease liabilities	52.7
Total Operating lease liabilities	$83.3

Finance Leases
Property, plant and equipment, at cost	$18.2
Accumulated amortization	9.8
Property, plant and equipment, net	$8.4

Current portion of finance lease obligations	$1.6
Long-term finance lease obligations	3.4
Total Finance lease liabilities	$5.0

Weighted Average Remaining Lease Term
Operating Leases	4.6 years
Finance Leases	3.2 years
Weighted Average Discount Rate (a)
Operating Leases	5.4%
Finance Leases	4.8%
_________________________
(a) Calculated using Company's incremental borrowing rate.

Maturities of lease liabilities as of March 30, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$27.1	$1.5
2020	22.6	1.4
2021	14.5	1.4
2022	7.8	1.1
2023	5.0	—
Thereafter	15.9	—
Total lease payments	$92.9	$5.4
Less imputed interest	9.6	0.4
Total	$83.3	$5.0

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities as of December 29, 2018 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$28.3	$1.6
2020	19.2	1.3
2021	15.8	1.4
2022	8.3	1.0
2023	6.3	—
Thereafter	25.3	—
Total	$103.2	$5.3
Rental expense for operating leases totaled $32.2 million and gross payments of financing leases totaled $2.5 million in fiscal year 2018.
As of March 30, 2019, the Company had an immaterial amount of operating and finance leases that had not yet commenced.

Note 9:	Segment Information
The Company manufactures and distributes a broad portfolio of products, primarily through independent direct sales consultants. Certain operating segments have been aggregated based upon geography, consistency of economic substance, products, production process, class of customers and distribution method.
The Company's reportable segments primarily sell design-centric preparation, storage and serving solutions for the kitchen and home through the Tupperware® brand. Europe includes Avroy Shlain® in South Africa and Nutrimetics® in France, which sell beauty and personal care products. Some units in Asia Pacific also sell beauty and personal care products under the NaturCare®, Nutrimetics® and Fuller® brands. North America also includes the Fuller Mexico beauty and personal care products business, and sells products under the Fuller Cosmetics® brand in that unit and in Central America. South America also sells beauty products under the Fuller®, Nutrimetics® and Nuvo® brands.
Worldwide sales of beauty and personal care products totaled $66.1 million and $72.8 million in the first quarters of 2019 and 2018, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 weeks ended
(In millions)	March 30, 2019	March 31, 2018
Net sales:
Europe	$138.6	$143.9
Asia Pacific	156.1	172.2
North America	119.6	135.0
South America	73.0	91.5
Total net sales	$487.3	$542.6
Segment profit:
Europe	$17.7	$12.4
Asia Pacific	30.0	37.9
North America	17.4	19.0
South America	8.9	17.3
Total segment profit	$74.0	$86.6
Unallocated expenses	(7.3)	(12.4)
Re-engineering and impairment charges (a)	(4.3)	(7.6)
(Loss) gain on disposal of assets	(0.9)	2.2
Interest expense, net	(9.6)	(10.4)
Income before taxes	$51.9	$58.4

(In millions)	March 30, 2019	December 29, 2018
Identifiable assets:
Europe	$335.2	$291.0
Asia Pacific	312.2	281.2
North America	294.1	250.9
South America	139.5	125.0
Corporate	357.8	360.7
Total identifiable assets	$1,438.8	$1,308.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 10:	Debt
Debt Obligations

(In millions)	March 30, 2019	December 29, 2018
Fixed rate senior notes due 2021	$599.6	$599.7
Five year Revolving Credit Agreement (a)	366.2	283.9
Belgium facility finance lease	5.0	5.3
Total debt obligations	$970.8	$888.9
____________________

(a)	$204.5 million and $186.8 million denominated in euros as of March 30, 2019 and December 29, 2018, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Agreement
On March 29, 2019, the Company and its wholly owned subsidiaries Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated its multicurrency Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the Credit Agreement dated September 11, 2013 and as amended (the “Old Credit Agreement”) and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of March 30, 2019, the Company had total borrowings of $366.2 million outstanding under the Credit Agreement, with $204.5 million of that amount denominated in euros.
Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the London interbank offered rate ("LIBOR") for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the rate of interest publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate, (y) the NYFRB rate plus 0.5%, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1%, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375% to 0.875%, the applicable margin for Eurocurrency Borrowings ranges from 1.375% to 1.875%, and the applicable margin for the commitment fee ranges from 0.150% to 0.275%. Loans made under the swingline facility will bear interest, if denominated in U.S. Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of March 30, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.6 percent on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.
Similar to the Old Credit Agreement, the Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in certain liquidations or dissolutions, engage in certain mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications.
The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.75 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0 (defined as consolidated EBITDA divided by consolidated total interest expense). For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. As of March 30, 2019, and currently, the Company had considerable cushion under its financial covenants as well as the necessary bond credit ratings to prevent default.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Credit Agreement and consistent with the Old Credit Agreement, the Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in certain "Tupperware" trademarks and service marks. The Credit Agreement includes a trigger whereby the Company would be required to provide additional collateral and subsidiary guarantees if either Moody's Investors Services, Inc. or S&P Global Ratings downgrades its existing ratings two notches or more.
The Company had routinely increased its revolver borrowings under the Old Credit Agreement each quarter, and expects to continue to do so under the Credit Agreement, to fund operating, investing and other financing activities. It also has in the past and expects to in the future, use cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher interest expense and foreign exchange exposure on the value of its cash during each quarter than would relate solely to the quarter end cash and debt balances.
At March 30, 2019, the Company had $364.9 million of unused lines of credit, including $282.2 million under the committed, secured Credit Agreement, and $82.7 million available under various uncommitted lines around the world.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, Other (income) expense. Prior to 2019, the forward points had been included as a component of interest expense. The forward points on fair value hedges resulted in pretax income of $3.7 million and $6.1 million in the first quarters of 2019 and 2018, respectively.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings when settled through the same line item as the transaction being hedged. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. The impact from forward points recorded in other comprehensive income for activity related to the first quarter of 2019 was $0.8 million. The Company recognized $1.0 million expense in cost of products sold related to the forward point impact from the settlement of cash flow hedges in the first quarter of 2019.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income net losses of $13.1 million and $16.9 million associated with these hedges in the first quarters of 2019 and 2018, respectively. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for net equity hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense associated with forward points incurred for open net equity hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. Beginning in 2019, the impact of forward points is being recorded in other comprehensive income, and will remain there indefinitely since that is where the gains and losses on hedges of net equity are recorded. The impact related to forward points on hedges of net equity recorded as a component of other comprehensive income in the first quarter of 2019 was $4.3 million.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the first quarters of 2019 and 2018 were inflows of $0.8 million and $5.4 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of March 30, 2019 and December 29, 2018, the notional amounts of outstanding forward contracts to purchase currencies were $87.9 million and $186.8 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $89.1 million and $184.6 million, respectively. As of March 30, 2019, the notional values of the largest positions outstanding were to purchase $28.8 million of U.S. dollars, $26.9 million of euros and $19.9 million of Swiss francs and to sell $26.2 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of March 30, 2019 and December 29, 2018. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Mar 30, 2019	Dec 29, 2018	Balance sheet location	Mar 30, 2019	Dec 29, 2018
Foreign exchange contracts	Non-trade amounts receivable	$17.3	$26.7	Accrued liabilities	$16.6	$22.6
The following table summarizes the impact of the Company's fair value hedging positions on the results of operations for the first quarters of 2019 and 2018:

Derivatives designated as fair value hedges (in millions)	Location of gain or (loss) recognized in income on derivatives	Amount of gain or (loss) recognized in income on derivatives		Location of gain or (loss) recognized in income on related hedged items	Amount of gain or (loss) recognized in income on related hedged items
		2019	2018		2019	2018
Foreign exchange contracts	Other expense	$17.3	$15.1	Other expense	$(17.3)	$(14.7)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the first quarters of 2019 and 2018:

Cash flow and net equity hedges (in millions)	Amount of gain or (loss) recognized in OCI (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2019	2018		2019	2018		2019	2018
Foreign exchange contracts	$(2.8)	$(0.9)	Cost of products sold	$(0.5)	$0.1	Interest expense	$—	$(1.1)
Net equity hedging relationships
Foreign exchange contracts	(17.7)	(17.6)				Interest expense	—	(6.0)
Euro denominated debt	0.8	(4.1)

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at March 30, 2019 and December 29, 2018. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $617.2 million at March 30, 2019, compared with the carrying value of $599.6 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the first quarters ended March 30, 2019 and March 31, 2018 were as follows:

	First Quarter
	Pension benefits		Post-retirement benefits
(In millions)	2019	2018	2019	2018
Service cost	$1.9	$2.6	$—	$—
Interest cost	1.5	1.4	0.1	0.1
Expected return on plan assets	(1.1)	(1.1)	—	—
Settlement/curtailment	—	0.1	—	—
Net amortization	—	—	(0.3)	(0.3)
Net periodic benefit cost	$2.3	$3.0	$(0.2)	$(0.2)
During the first quarters of 2019 and 2018, approximately $0.3 million and $0.2 million of pretax gain were reclassified from other comprehensive income to a component of net periodic benefit cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.2 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the first quarters of both 2019 and 2018.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 14:	Income Taxes
The effective tax rates for the first quarters of 2019 and 2018 were 28.9 percent and 38.8 percent, respectively. The change in rate was primarily due to a lower estimated full-year provision for the Global Intangible Low-Taxed income (GILTI) tax.
As of March 30, 2019 and December 29, 2018, the Company's accrual for uncertain tax positions was $15.4 million and $15.1 million, respectively. The increase in the accrual for uncertain tax positions was primarily due to the commencement of additional audits in various jurisdictions. The Company estimates that as of March 30, 2019, approximately $15.1 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.4 million and $5.5 million as of the periods ended March 30, 2019 and December 29, 2018, respectively.
The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $3.3 million. For the remaining balance as of March 30, 2019, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment or reversal of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the first quarters of 2019 and 2018, 23,088 and 20,145 shares, respectively, were retained to fund withholding taxes, with values totaling $0.7 million and $1.0 million, respectively, which were included as stock repurchases in the Condensed Consolidated Statements of Cash Flows.
Restricted cash is recorded in prepaid and other current assets or in the long-term other assets balance sheet line items.

Note 16:	Stock Based Compensation
Stock option activity for the first quarter ended March 30, 2019 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 29, 2018	3,630,684	$55.66
Expired / Forfeited	(13,758)	66.76
Outstanding at March 30, 2019	3,616,926	$55.62	$—
Exercisable at March 30, 2019	2,368,571	$59.33	$—

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in the first quarter ended March 30, 2019 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 29, 2018	684,184	$47.68
Market-vested shares granted	42,365	27.12
Performance shares granted	111,536	30.90
Performance share adjustments	(58,194)	49.12
Vested	(89,796)	50.64
Forfeited	(42,217)	51.96
March 30, 2019	647,878	$42.63
Compensation expense related to the Company's stock-based compensation for the first quarters ended March 30, 2019 and March 31, 2018 was as follows:

	First Quarter
(In millions)	2019	2018
Stock options	$0.6	$0.8
Time, performance and market vested share awards	1.3	2.5
As of March 30, 2019, total unrecognized stock-based compensation expense related to all stock based awards was $22.9 million, which is expected to be recognized over a weighted average period of 2.1 years.

Note 17:	Allowance for Long-Term Receivables
As of March 30, 2019, $16.8 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of March 30, 2019 was as follows:

(In millions)
Balance at December 29, 2018	$16.0
Provision and reclassifications	0.8
Balance at March 30, 2019	$16.8

Note 18:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"), as are the payment obligations under the Company's Credit Agreement. Both guarantees are secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of March 30, 2019 and December 29, 2018, and for the quarters ended March 30, 2019 and March 31, 2018, for the Company (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Income

	13 weeks ended March 30, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$488.3	$(1.0)	$487.3
Other revenue	—	19.9	9.5	(29.4)	—
Cost of products sold	—	9.6	182.0	(30.4)	161.2
Gross margin	—	10.3	315.8	—	326.1
Delivery, sales and administrative expense	1.5	18.9	242.3	—	262.7
Re-engineering and impairment charges	—	0.6	3.7	—	4.3
Loss on disposal of assets	—	—	(0.9)	—	(0.9)
Operating income (loss)	(1.5)	(9.2)	68.9	—	58.2
Interest income	5.5	0.7	10.1	(15.7)	0.6
Interest expense	9.5	13.2	3.2	(15.7)	10.2
Income from equity investments in subsidiaries	40.8	60.3	—	(101.1)	—
Other expense (income)	(0.5)	3.0	(5.8)	—	(3.3)
Income (loss) before income taxes	35.8	35.6	81.6	(101.1)	51.9
Provision (benefit) for income taxes	(1.1)	(3.4)	19.5	—	15.0
Net income	$36.9	$39.0	$62.1	$(101.1)	$36.9
Comprehensive income (loss)	$55.9	$57.6	$93.0	$(150.6)	$55.9

Consolidating Statement of Income

	13 weeks ended March 31, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$542.8	$(0.2)	$542.6
Other revenue	—	21.7	10.1	(31.8)	—
Cost of products sold	—	10.0	198.7	(29.7)	179.0
Gross margin	—	11.7	354.2	(2.3)	363.6
Delivery, sales and administrative expense	3.0	22.3	266.2	(2.3)	289.2
Re-engineering and impairment charges	—	0.3	7.3	—	7.6
Gain on disposal of assets	—	—	2.2	—	2.2
Operating income (loss)	(3.0)	(10.9)	82.9	—	69.0
Interest income	5.1	0.5	10.8	(15.7)	0.7
Interest expense	9.2	15.5	2.1	(15.7)	11.1
Income from equity investments in subsidiaries	40.8	70.5	—	(111.3)	—
Other expense (income)	(0.6)	12.0	(11.2)	—	0.2
Income before income taxes	34.3	32.6	102.8	(111.3)	58.4
Provision (benefit) for income taxes	(1.4)	(6.3)	30.4	—	22.7
Net income	$35.7	$38.9	$72.4	$(111.3)	$35.7
Comprehensive income	$43.4	$51.9	$98.3	$(150.2)	$43.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	March 30, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$146.5	$—	$146.8
Accounts receivable, net	—	—	167.0	—	167.0
Inventories	—	—	269.0	—	269.0
Non-trade amounts receivable, net	—	166.5	96.1	(210.8)	51.8
Intercompany receivables	310.5	1,358.4	230.2	(1,899.1)	—
Prepaid expenses and other current assets	1.0	5.3	41.5	(26.8)	21.0
Total current assets	311.5	1,530.5	950.3	(2,136.7)	655.6
Deferred income tax benefits, net	41.7	42.2	142.8	—	226.7
Property, plant and equipment, net	—	74.6	203.3	—	277.9
Operating lease assets	—	0.5	81.5	—	82.0
Long-term receivables, net	—	0.1	17.5	—	17.6
Trademarks and tradenames, net	—	—	52.3	—	52.3
Goodwill	—	2.9	74.6	—	77.5
Investments in subsidiaries	1,371.9	1,514.5	—	(2,886.4)	—
Intercompany notes receivable	486.6	97.7	1,117.7	(1,702.0)	—
Other assets, net	1.1	0.3	76.5	(28.7)	49.2
Total assets	$2,212.8	$3,263.3	$2,716.5	$(6,753.8)	$1,438.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$0.1	$3.8	$77.6	$—	$81.5
Short-term borrowings and current portion of long-term debt and finance lease obligations	253.3	—	114.5	—	367.8
Intercompany payables	1,276.2	428.5	194.4	(1,899.1)	—
Accrued liabilities	265.6	57.7	261.9	(237.6)	347.6
Total current liabilities	1,795.2	490.0	648.4	(2,136.7)	796.9
Long-term debt and finance lease obligations	599.6	—	3.4	—	603.0
Intercompany notes payable	—	1,424.7	277.3	(1,702.0)	—
Operating lease liabilities	—	0.3	52.4	—	52.7
Other liabilities	2.0	47.4	149.5	(28.7)	170.2
Shareholders' equity (deficit)	(184.0)	1,300.9	1,585.5	(2,886.4)	(184.0)
Total liabilities and shareholders' equity	$2,212.8	$3,263.3	$2,716.5	$(6,753.8)	$1,438.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$148.7	$—	$149.0
Accounts receivable, net	—	—	144.7	—	144.7
Inventories	—	—	257.7	—	257.7
Non-trade amounts receivable, net	—	169.0	71.0	(190.1)	49.9
Intercompany receivables	309.2	1,430.1	230.5	(1,969.8)	—
Prepaid expenses and other current assets	1.1	3.7	48.2	(33.7)	19.3
Total current assets	310.3	1,603.1	900.8	(2,193.6)	620.6
Deferred income tax benefits, net	41.7	42.2	133.1	—	217.0
Property, plant and equipment, net	—	71.3	204.7	—	276.0
Long-term receivables, net	—	0.1	18.6	—	18.7
Trademarks and tradenames, net	—	—	52.9	—	52.9
Goodwill	—	2.9	73.2	—	76.1
Investments in subsidiaries	1,305.3	1,346.8	—	(2,652.1)	—
Intercompany notes receivable	515.3	95.4	1,069.4	(1,680.1)	—
Other assets, net	0.3	0.5	75.3	(28.6)	47.5
Total assets	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.7	$123.5	$—	$129.2
Short-term borrowings and current portion of long-term debt and finance lease obligations	189.4	—	96.1	—	285.5
Intercompany payables	1,330.9	436.3	202.6	(1,969.8)	—
Accrued liabilities	278.6	69.2	220.4	(223.8)	344.4
Total current liabilities	1,798.9	511.2	642.6	(2,193.6)	759.1
Long-term debt and finance lease obligations	599.7	—	3.7	—	603.4
Intercompany notes payable	6.6	1,366.7	306.8	(1,680.1)	—
Other liabilities	2.9	48.1	159.1	(28.6)	181.5
Shareholders' equity (deficit)	(235.2)	1,236.3	1,415.8	(2,652.1)	(235.2)
Total liabilities and shareholders' equity	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 weeks ended March 30, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$3.8	$(115.4)	$74.4	$(2.9)	$(40.1)
Investing Activities:
Capital expenditures	—	(7.5)	(5.4)	—	(12.9)
Proceeds from disposal of property, plant and equipment	—	—	0.6	—	0.6
Net intercompany loans	22.2	53.6	(64.3)	(11.5)	—
Net cash provided by (used in) investing activities	22.2	46.1	(69.1)	(11.5)	(12.3)
Financing Activities:
Dividend payments to shareholders	(33.9)	—	—	—	(33.9)
Dividend payments to parent	—	—	(2.7)	2.7	—
Proceeds from exercise of stock options	—	—	—	—	—
Repurchase of common stock	(0.7)	—	—	—	(0.7)
Repayment of finance lease obligations	—	—	(0.3)	—	(0.3)
Net change in short-term debt	64.6	—	19.5	—	84.1
Debt issuance cost	(1.3)	—	—	—	(1.3)
Net intercompany borrowings	(54.7)	69.3	(26.3)	11.7	—
Net cash provided by (used in) financing activities	(26.0)	69.3	(9.8)	14.4	47.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	3.1	—	3.1
Net change in cash, cash equivalents and restricted cash	—	—	(1.4)	—	(1.4)
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	151.6	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$150.2	$—	$150.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	13 weeks ended March 31, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash provided by (used in) operating activities	$(4.4)	$(42.9)	$10.6	$(4.1)	$(40.8)
Investing Activities:
Capital expenditures	—	(5.5)	(9.7)	—	(15.2)
Proceeds from disposal of property, plant and equipment	—	—	5.9	—	5.9
Net intercompany loans	(64.3)	(5.5)	(56.7)	126.5	—
Net cash provided by (used in) investing activities	(64.3)	(11.0)	(60.5)	126.5	(9.3)
Financing Activities:
Dividend payments to shareholders	(35.4)	—	—	—	(35.4)
Dividend payments to parent	—	—	(1.2)	1.2	—
Proceeds from exercise of stock options	0.2	—	—	—	0.2
Repurchase of common stock	(1.0)	—	—	—	(1.0)
Repayment of finance lease obligations	—	—	(0.5)	—	(0.5)
Net change in short-term debt	87.0	—	10.2	—	97.2
Net intercompany borrowings	17.9	54.1	51.6	(123.6)	—
Net cash provided by (used in) financing activities	68.7	54.1	60.1	(122.4)	60.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	4.1	—	4.1
Net change in cash, cash equivalents and restricted cash	—	0.2	14.3	—	14.5
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of period	$—	$0.3	$161.4	$—	$161.7

Note 19:	New Accounting Pronouncements
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
In August 2018, the FASB issued an amendment to existing guidance on disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Under the amendment, the entity is required to disclose the weighted-average interest crediting rates used, reasons for significant gains and losses affecting the benefit obligation and an explanation of any other significant changes in the benefit obligation or plan assets. The amendment also removed certain required disclosures that no longer are considered cost beneficial. This guidance is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its disclosure, and does not expect any impact on its basic financial statements.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In August 2018, the FASB issued an amendment to existing guidance on disclosure requirements on fair value measurement as part of its broader disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to the financial statements. Under this amendment, certain disclosure requirements for fair value measurement were eliminated, modified and added. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of either the entire standard or only the provisions that eliminate or modify requirements is permitted. The Company is currently evaluating the impact of the adoption of this amendment on its Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 weeks ended March 30, 2019, compared with the 13 weeks ended March 31, 2018, and changes in financial condition during the 13 weeks ended March 30, 2019.
The Company's core sales are derived from the distribution of its products through independent sales organizations and individuals, which in many cases are also its customers. The vast majority of the Company's products are, in turn, sold to end consumers who are not members of its sales force. The Company is largely dependent upon these independent sales organizations and individuals to reach end consumers, and any significant disruption of this distribution network would have a negative financial impact on the Company and its ability to generate sales, earnings and operating cash flows. The Company's primary business drivers are the size, activity, diversity and productivity of its independent sales organizations.
In 2019, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet and through a limited number of business-to-business transactions, in which it sells products to a partner company. These business-to-business transactions are not considered part of the Company's core sales and are not material to overall sales.
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
The Company defines established market economies as those in Western Europe (including Scandinavia), Australia, Canada, Japan, and the United States. All other countries are classified as having emerging market economies.
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Mar 30, 2019	Mar 31, 2018
Net sales	$487.3	$542.6	(10)%		(2)%	$(44.0)
Gross margin as percent of sales	66.9%	67.0%	(0.1)	pp	na	na
DS&A as percent of sales	53.9%	53.3%	0.6	pp	na	na
Operating income	$58.2	$69.0	(16)%		(5)%	$(7.9)
Net income	$36.9	$35.7	3%		22%	$(5.4)
Net income per diluted share	$0.76	$0.70	9%		29%	$(0.11)
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 10 percent compared with the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent. The Company's businesses operating in emerging market economies had a 3 percent decline in sales in local currency. The significant sales decreases were in Brazil, Fuller Mexico, India and Indonesia. The most significant sales increases were in Argentina, China, and the Commonwealth of Independent States (CIS). Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 2 percent, primarily driven by the impact from sales decreases in Germany and the United States and Canada. The most significant sales increases were in France and Switzerland, from large business-to-business arrangements.
In the first quarter, operating income decreased 16 percent and net income increased 3 percent. Excluding the impact of changes in foreign currency exchange rates, operating income decreased 5 percent and net income increased 22 percent, respectively. The decrease in operating income reflected the impact of lower sales, together with higher costs in South America, partially offset by lower management incentive costs. The increase in net income reflected the decrease in segment profit, which was more than offset by lower re-engineering costs, and benefit from a change in the accounting for net equity hedges. Net income was also positively impacted by a lower income tax rate.
Net cash flow from operating activities for the periods ending March 30, 2019 and March 31, 2018 were outflows of $40.1 million and $40.8 million, respectively. The slightly favorable comparison was primarily due to lower cash outflows related to inventory, timing of tax payments and prepaid expenses. This was partially offset by an increase in cash outflow related to accounts payable, mainly from a higher balance at the end of 2018 compared with the prior year, and reduced recurring purchases in light of a lower level of business in certain units.
Net Sales
Reported sales decreased 10 percent in the first quarter of 2019 compared with the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent. This included a 3 percentage point positive impact from the benefit of business-to-business sales, mainly in France and Switzerland. On average, prices were even in the first quarter compared with 2018.
The Company's emerging market units accounted for 69 percent and 70 percent of sales in the first quarters of 2019 and 2018, respectively. In 2019, reported sales in these units decreased $43.5 million, or 11 percent, which included a negative $34.9 million impact from foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales declined 3 percent. The most significant local currency sales increase was in China due to the net addition of outlets. Other units with meaningful increases were Argentina, mainly from pricing, and CIS from a larger, more productive sales force. The sales growth in these units was more than offset by decreases in Brazil, from a less active sales force, Fuller Mexico, from a smaller and less productive sales force, and India and Indonesia from smaller, less active sales forces. The average impact of higher prices in the emerging market units was 1 percent.
Reported sales in the established market units decreased 7 percent. Excluding a negative $9.1 million impact of changes in foreign currency exchange rates, sales decreased 2 percent. The local currency sales decrease was mainly due to less active sellers from lower sales force additions in Germany and the United States and Canada. These decreases were partially offset by the benefit of significant business-to-business sales in France and Switzerland. The average impact of lower prices in the established market units was 1 percent.
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
Gross Margin
Gross margin as a percentage of sales was 66.9 percent and 67.0 percent in the first quarters of 2019 and 2018, respectively. The decrease of 0.1 percentage point ("pp") primarily reflected an unfavorable mix impact from relatively higher sales in certain units with lower than average gross margins (0.1 pp).

As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 53.9 percent in the first quarter of 2019, compared with 53.3 percent in 2018. The comparison reflected higher distribution costs as a percentage of sales, mainly in Brazil and the United States and Canada, in light of lower sales (1.0 pp), an unfavorable impact from the translation effect of changes in foreign currency exchange rates (0.4 pp), less efficient promotional spending, primarily in Germany, Indonesia and the United States and Canada (0.3 pp), and an increase in fixed costs due to inflation (0.3 pp), higher bad debt expense (0.2 pp), and increased commissions (0.1 pp) primarily in South America. This was partially offset by a favorable mix impact from higher sales in certain units with lower than average DS&A (1.2 pp), and lower administrative expenses, mainly at Corporate due to lower management incentives (0.6 pp).
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The Company recorded $4.3 million and $7.6 million in re-engineering charges during the first quarters of 2019 and 2018, respectively.
In 2019, the re-engineering and impairment charges incurred were primarily related to severance costs and restructuring actions taken in connection with the Company's plans to rationalize its supply chain and to adjust the cost base of several marketing units. As part of this program, the Company recorded $3.1 million and $7.6 million in the first quarters of 2019 and 2018, respectively, primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures. Under this program, which was announced in July 2017, the Company has incurred $82.8 million of pretax costs starting in the second quarter of 2017 through the first quarter of 2019. The Company expects to incur an additional $6.5 million of pretax re-engineering costs starting in the second quarter of 2019 and onward. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with $5 million realized in 2017, $22 million realized in 2018, and the remainder in 2019. After reinvestment of a portion of the benefits, improved profitability will be reflected most significantly through lower cost of products sold, but also through lower DS&A; however, overall profitability has not risen in light of lower sales and higher costs.
In January 2019, the Company announced a transformation program running through 2022 that is expected to cost approximately $100 million in pretax cost, with 90 percent paid in cash. Once fully implemented, the transformation projects are expected to enable annual local currency sales growth and to generate about $50 million in annualized savings. The Company incurred $1.2 million in the first quarter of 2019 related to the transformation program in Europe, primarily related to outside consulting services and project team expenses.
Net Interest Expense
Net interest expense was $9.6 million in the first quarter of 2019, a decrease of $0.8 million compared to the first quarter of 2018. The decrease in interest expense related to the $1.1 million benefit from the accounting policy change for forward points from the Company's hedging activities, partially offset by the impact of higher average borrowings in the year-over-year comparisons.
Tax Rate
The effective tax rates for the first quarters of 2019 and 2018 were 28.9 percent and 38.8 percent. The change in rate was primarily due to a lower estimated full-year provision for the Global Intangible Low-Taxed income (GILTI) tax.

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
Net Income
Net income increased $1.2 million in the first quarter of 2019 compared with 2018, which included a $5.4 million negative impact on the comparison from changes in foreign currency exchange rates. The increase primarily reflected $3.3 million lower pre-tax re-engineering costs in connection with the Company's restructuring plan announced in July 2017, lower corporate costs and lower income tax expense versus 2018. These were partially offset by lower segment profit, less efficient promotional spending, higher fixed costs in Argentina and Brazil, increased bad debt expense in Brazil and Fuller Mexico and increased commission expense in Brazil.
A more detailed discussion of the results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 93 percent and 92 percent of sales in the first quarter of 2019 and 2018, respectively. These units generated 98 percent and 97 percent of net segment profit in the first quarter of 2019 and 2018, respectively.
The sale of beauty products generated 14 percent of sales in the first quarter of 2019, and 13 percent in the first quarter of 2018.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 30, 2019	Mar 31, 2018					2019	2018
Net sales	$138.6	$143.9	(4)%		8%	$(16.1)	28	26
Segment profit	17.7	12.4	43		65	(1.7)	24	14

Segment profit as percent of sales	12.8%	8.6%	4.2	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales decreased 4 percent compared with the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales increased 8 percent compared with the first quarter of 2018, primarily due to higher business-to-business sales. On average, the impact of lower prices was 1 percent in the first quarter of 2019, primarily related to more aggressive promotional pricing.
Emerging markets accounted for $52.3 million and $59.0 million, or 38 percent and 41 percent of the reported sales in the segment in the first quarters of 2019 and 2018, respectively. Excluding the impact of changes in foreign currency exchange rates, the emerging market units' sales increased by 5 percent, primarily reflecting a larger, more productive sales force in CIS.
The established market units' reported sales increased 2 percent compared to the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, these units' sales increased by 11 percent, reflecting the benefit of relatively large business-to-business sales in France and Switzerland. This was partially offset by a decrease in sales in Germany, due to smaller, less active sales force, and in Scandinavia from a smaller, less productive sales force.

Segment profit increased $5.3 million in the first quarter of 2019 versus 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit increased $7.0 million, reflecting higher than average profitability on the increased business-to-business sales and lower promotional spending.
The euro, South African rand and Turkish lira were the main currencies that impacted the first quarter year-over-year sales comparison, with the euro and South African rand having the most impact on the profit comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 30, 2019	Mar 31, 2018					2019	2018
Net sales	$156.1	$172.2	(9)%		(5)%	$(8.7)	32	32
Segment profit	30.0	37.9	(21)		(16)	(2.2)	41	44

Segment profit as percent of sales	19.2%	22.0%	(2.8)	pp	na	na	na	na

__________________________

na	not applicable
pp	percentage points
Reported sales decreased 9 percent compared with the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 5 percent. On average, the impact of lower prices was 2 percent in the first quarter compared with 2018, primarily related to more aggressive promotional pricing.
Emerging markets accounted for $137.7 million and $150.2 million, or 88 percent and 87 percent of reported sales in the first quarters of 2019 and 2018, respectively. Excluding the negative $7.3 million impact from changes in foreign currency exchange rates, sales in these units decreased 4 percent compared with 2018. The most significant decreases were in India and Indonesia from smaller, less active sales forces from lower sales force additions, and the response to the Company's product and promotional programs, as well as lower productivity in India. This was partially offset by China, primarily related to the net additions of outlets. China ended the quarter with approximately 6,800 outlets, which was 6 percent more than at the end of the first quarter of 2018.
The units operating in the established markets decreased 16 percent and 10 percent in reported and local currency sales, respectively, primarily reflecting a smaller, less productive sales force in Tupperware Australia and New Zealand.
Segment profit decreased 21 percent compared with the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit was down 16 percent, primarily reflecting lower drop-through on lower sales in India and Indonesia, along with investment in gross margin and promotional costs in Indonesia to better engage the sales force and consumers. The decrease was partially offset by profit on higher sales in China.
The Chinese renminbi and the Malaysian ringgit had the most meaningful impact on the first quarter sales comparisons with the Chinese renminbi having the most meaningful impact on the profit comparisons.

North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 30, 2019	Mar 31, 2018					2019	2018
Net sales	$119.6	$135.0	(11)%		(10)%	$(2.8)	25	25
Segment profit	17.4	19.0	(8)		(6)	(0.5)	23	22

Segment profit as percent of sales	14.5%	14.1%	0.4	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the first quarter of 2019 decreased 11 percent compared with the first quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 10 percent. The average impact of higher prices was 2 percent.
Emerging markets accounted for $72.8 million and $78.6 million, or 61 percent and 58 percent of the reported sales in the segment in the first quarters of 2019 and 2018, respectively. On a local currency basis, the emerging market units' sales decreased 5 percent, primarily reflecting a less active sales force in Fuller Mexico. Tupperware and Fuller Mexico results were negatively impacted by a gasoline shortage in Mexico during the beginning of the quarter, and uncertainty associated with the new government.
The established markets' reported sales decreased 17 percent. Excluding the impact of changes in foreign currency exchange rates, sales decreased 16 percent due to less active sellers in the response to the Company's product and promotional programs in the United States and Canada.
Reported segment profit decreased 8 percent in the first quarter of 2019. Excluding the impact of foreign currency exchange rates, profit decreased 6 percent, in line with the change in sales in local currency.
The Mexican peso was the main foreign currency impacting the sales and profit comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Mar 30, 2019	Mar 31, 2018					2019	2018
Net sales	$73.0	$91.5	(20)%		(3)%	$(16.4)	15	17
Segment profit	8.9	17.3	(49)		(38)	(2.9)	12	20

Segment profit as percent of sales	12.2%	18.9%	(6.7)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 20 percent in the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 3 percent, mainly from a less active sales force in Brazil. The average impact of higher prices was 5 percent, mainly due to inflation in Argentina. All of the businesses in this segment operate in emerging market economies.
Reported segment profit decreased $8.4 million or 49 percent in the first quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 38 percent, reflecting the lower sales together with higher product costs from lower production volume, and higher distribution and operating costs in Brazil, along with inflation related higher costs in Argentina.
The Argentine peso and the Brazilian real had the most significant impacts on the year-over-year sales comparison, with the Brazilian real having the most significant impact on the profit comparison.
Inflation in Argentina and Venezuela has been at a high level the past several years. The Company uses a blended index of the Consumer Price Index and National Consumer Price Index for determining highly inflationary status in these countries. For Argentina, this blended index reached cumulative three-year inflation in excess of 100 percent in 2018 and as such, the Company transitioned to highly inflationary status as of July 1, 2018. Venezuela was determined to be highly inflationary starting in 2010. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of March 30, 2019, the Company had approximately $1.7 million of net monetary assets in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar. There were no material monetary assets or liabilities in Venezuela as of March 30, 2019.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position decreased by $2.8 million compared with the end of 2018. Excluding the impact of changes in foreign currency exchange rates, working capital decreased $6.2 million, primarily reflecting an $88.4 million increase in short-term borrowings, net of cash and cash equivalents and a $3.4 million decrease related to amounts on the balance sheet for hedging activities, partially offset by a $41.5 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, a $21.2 million increase in accounts receivable due to the level and timing of sales around the end of each period, including higher receivables from business-to-business transactions, and a $9.2 million increase in inventory mainly related to timing of sales and shipments.

On March 29, 2019 , the Company amended and restated its multicurrency Credit Agreement (the "Credit Agreement") that also includes its wholly owned subsidiaries Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the Credit Agreement dated September 11, 2013 and as amended (the “Old Credit Agreement”) and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of March 30, 2019, the Company had total borrowings of $366.2 million outstanding under the Credit Agreement, with $204.5 million of that amount denominated in euros.
Loans taken under the Credit Agreement bear interest under a formula that includes a base rate selected dependent upon currency borrowed, plus an applicable spread. The Company generally selects LIBOR as the base rate. As of March 30, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.6 percent on LIBOR-based borrowings under the Credit Agreement.
The Company had routinely increased its revolver borrowings under the Old Credit Agreement each quarter, and expects to continue to do so under the Credit Agreement, to fund operating, investing and other financing activities. It also has in the past and expects to in the future, use cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher interest expense and foreign exchange exposure on the value of its cash during each quarter than would relate solely to the quarter end cash and debt balances.
Similar to the Old Credit Agreement, the Credit Agreement contains customary covenants that, among other things, generally restrict the Company's ability to incur subsidiary indebtedness, create liens on and sell assets, engage in certain liquidations or dissolutions, engage in certain mergers or consolidations, or change lines of business. These covenants are subject to significant exceptions and qualifications. The agreement also has customary financial covenants related to interest coverage and maximum amount of leverage. These restrictions are not expected to impact the Company's operations.
Under the Credit Agreement and consistent with the Old Credit Agreement, the Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in certain "Tupperware" trademarks and service marks. The Credit Agreement includes a trigger whereby the Corporation would be required to provide additional collateral and subsidiary guarantees if either Moody's Investors Services, Inc. or S&P Global Ratings downgrades its existing ratings by two or more rating levels.
As of March 30, 2019, and currently, the Company had considerable cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, the ability to access cash generated internationally, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” in this Part I, Item 3 and in the Company’s other reports filed with the SEC could impact the Company’s ability to comply with these covenants.
At March 30, 2019, the Company had $364.9 million of unused lines of credit, including $282.2 million under the committed, secured Credit Agreement, and $82.7 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million subject to certain conditions.
See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.

The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions, as well as its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $146.8 million as of March 30, 2019, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $146.8 million as of March 30, 2019. Of this amount, $146.5 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 6 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions.
The Company’s most significant foreign currency exposures are to the Brazilian real, Chinese renminbi, Indonesian rupiah, Malaysian ringgit, Mexican peso and South African rand. Business units in which the Company generated at least $100 million of sales in 2018 included Brazil, China, Fuller Mexico, Germany, Indonesia, Tupperware Mexico and the United States and Canada. Of these units, sales by Brazil, China and the United States and Canada exceeded $200 million. A significant downturn in the Company’s business in these units would adversely impact its ability to generate operating cash flows. Operating cash flows would also be adversely impacted by significant difficulties in the addition, retention and activity of the Company’s independent sales force or the success of new products, promotional programs and/or possibly changes in sales force compensation programs.
Operating Activities: Net cash from operating activities in the first quarters of 2019 and 2018 were outflows of $40.1 million and $40.8 million, respectively. The slightly favorable comparison was primarily due to lower cash outflows related to inventory, timing of tax payments and prepaid expenses. This was partially offset by an increase in cash outflow related to accounts payable, mainly from a higher balance at the end of 2018 compared with the prior year, and reduced recurring purchases in light of a lower level of business in certain units.
Investing Activities: During the first quarters of 2019 and 2018, the Company had $12.9 million and $15.2 million, respectively, of capital expenditures. In both 2019 and 2018, the most significant capital expenditures were related to molds. In 2019 and 2018, capital expenditures included $1.1 million and $1.0 million, respectively, related to supply chain capabilities, excluding molds, and $4.3 million and $2.9 million, respectively, on various global information technology projects, $1.1 million and $0.7 million on vehicles, respectively, and $0.6 million and $2.4 million, respectively, for land development near its Orlando headquarters. There were proceeds from the sale of long-term assets of $0.6 million and $5.9 million in 2019 and 2018, respectively.
Financing Activities: Dividends paid to shareholders were $33.9 million and $35.4 million in the first three months of 2019 and 2018, respectively. The Company also increased revolver borrowings by $84.1 million and $97.2 million in the first three months of 2019 and 2018, respectively for the funding of operating, investing and financing activities.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. Under this program, there were no share repurchases in the first quarters of 2019 or 2018. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target, over time, a debt-to-EBITDA ratio of below 2.0 times consolidated funded debt (as defined in the Company's Credit Agreement); however, it has indicated it may opportunistically repurchase in 2019 up to $100 million worth of shares, notwithstanding, it expects its debt-to-EBITDA ratio to be above 2.0 times throughout the year.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first three months of 2019 and 2018, 23,088 and 20,145 shares were retained to fund withholding taxes, totaling $0.7 million and $1.0 million, respectively.

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
Interest Rate Risk
Loans taken under the Credit Agreement bear interest under a formula that includes a base rate selected dependent upon currency borrowed, plus an applicable spread. The Company generally selects LIBOR as the base rate. As of March 30, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.6 percent on LIBOR-based borrowings.
As of March 30, 2019, the Company had total borrowings of $366.2 million outstanding under the Credit Agreement, with $204.5 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
The Company had routinely increased its revolver borrowings under the Old Credit Agreement each quarter, and expects to continue to do so under the Credit Agreement, to fund operating, investing and other financing activities. It also has in the past and expects to in the future, use cash available at the end of each quarter to reduce borrowing levels. As a result, the Company has higher interest expense and foreign exchange exposure on the value of its cash during each quarter than would relate solely to the quarter end cash and debt balances.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the first quarters of 2019 and 2018, the cash flow impact of these currency hedges were inflows of $0.8 million and $5.4 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of March 30, 2019 were to buy $28.8 million of U.S. dollars, $26.9 million of euros and $19.9 million of Swiss francs and to sell $26.2 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of March 30, 2019, the Company was in a net receivable position of approximately $0.7 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2019 cost of sales will include approximately $125 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $13 million compared with the prior year. The Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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

•
disruptions caused by restructuring and transformation activities, including facility closure, and the combination and exit of business units, impacting business models, the supply chain, as well as not fully realizing expected savings or benefits related to increasing sales from actions taken;

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

•
changes in cash flow resulting from changes in operating results, including from changes in foreign exchange rates, restructuring and transformation activities, working capital management, debt payments, share repurchases and hedge settlements;

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

•
the Company's access to, and the costs of, financing and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's credit arrangements, and senior notes due in mid 2021;

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

•
the impact of changes, changes in interpretation of or challenges to positions taken by the Company with respect to U.S. federal, state and foreign tax or other laws, including with respect to the Tax Act in the United States and non-income taxes issues in Brazil, India, Indonesia and the Philippines;

•
other risks discussed in Part I, Item 1A, Risk Factors, of the Company's 2018 Annual Report on Form 10-K, as well as the Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements, other financial information appearing elsewhere in this Report and the Company's other filings with the SEC.

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

101
The following financial statements from Tupperware Brands Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 2019, filed on May 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged in detail.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ Cassandra Harris
Executive Vice President and Chief Financial Officer

By:	/S/ Madeline Otero
Vice President and Controller
Orlando, Florida
May 2, 2019