Form 10-Q
period 2019-06-29
TUPPERWARE BRANDS CORP
filed 2019-08-01
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended June 29, 2019
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from               to
Commission file number 1-11657
________________________________________
TUPPERWARE BRANDS CORPORATION

(Exact name of registrant as specified in its charter)
 ________________________________________

Delaware		36-4062333
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
14901 South Orange Blossom Trail,		32837

Orlando,	Florida
(Address of principal executive offices)		(Zip Code)
 Registrant's telephone number, including area code: (407) 826-5050
________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	TUP	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of July 29, 2019, 48,791,940 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$475.3	$535.4	$962.6	$1,078.0
Cost of products sold	154.6	173.5	315.8	352.5
Gross margin	320.7	361.9	646.8	725.5

Delivery, sales and administrative expense	247.7	272.8	510.4	562.0
Re-engineering and impairment charges	4.1	2.1	8.4	9.7
(Loss) gain on disposal of assets	(0.1)	12.4	(1.0)	14.6
Operating income	68.8	99.4	127.0	168.4

Interest income	0.4	0.7	1.0	1.4
Interest expense	10.8	11.9	21.0	23.0
Other income	3.4	0.4	6.7	0.2
Income before income taxes	61.8	88.6	113.7	147.0

Provision for income taxes	22.4	24.8	37.4	47.5
Net income	$39.4	$63.8	$76.3	$99.5

Earnings per share:
Basic	$0.81	$1.26	$1.57	$1.96
Diluted	0.81	1.26	1.56	1.95

Weighted-average shares outstanding:
Basic	48.8	50.5	48.7	50.8
Diluted	48.8	50.7	48.8	51.0

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$39.4	$63.8	$76.3	$99.5
Other comprehensive income:
Foreign currency translation adjustments	(6.8)	(55.1)	13.9	(45.0)
Deferred (loss) gain on cash flow hedges, net of tax (provision) benefit of ($0.1), ($0.6), $0.5 and ($0.3), respectively	(0.4)	2.5	(2.2)	1.8
Pension and other post-retirement (costs) benefits, net of tax benefit (provision) of $0.2, ($0.6), $0.1 and $0.0, respectively	(0.5)	2.5	(0.4)	0.8
Other comprehensive (loss) income	(7.7)	(50.1)	11.3	(42.4)
Total comprehensive income	$31.7	$13.7	$87.6	$57.1

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 29, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$163.0	$149.0
Accounts receivable, less allowances of $52.8 and $45.3, respectively	163.2	144.7
Inventories	265.1	257.7
Non-trade amounts receivable, net	44.4	49.9
Prepaid expenses and other current assets	23.3	19.3
Total current assets	659.0	620.6
Deferred income tax benefits, net	211.7	217.0
Property, plant and equipment, net	275.7	276.0
Operating lease assets	78.4	—
Long-term receivables, less allowances of $16.8 and $16.0, respectively	16.8	18.7
Trademarks and tradenames, net	50.8	52.9
Goodwill	77.4	76.1
Other assets, net	58.7	47.5
Total assets	$1,428.5	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$85.7	$129.2
Short-term borrowings and current portion of long-term debt and finance lease obligations	370.2	285.5
Accrued liabilities	313.9	344.4
Total current liabilities	769.8	759.1
Long-term debt and finance lease obligations	602.8	603.4
Operating lease liabilities	50.7	—
Other liabilities	168.3	181.5
Shareholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	216.3	219.3
Retained earnings	1,146.9	1,086.8
Treasury stock, 14,815,150 and 14,940,286 shares, respectively, at cost	(931.1)	(939.8)
Accumulated other comprehensive loss	(595.8)	(602.1)
Total shareholders' deficit	(163.1)	(235.2)
Total liabilities and shareholders' deficit	$1,428.5	$1,308.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income						36.9		36.9
Cumulative effect of change in accounting principles						12.1	(5.0)	7.1
Other comprehensive income							19.0	19.0
Cash dividends declared ($0.27 per share)						(12.9)		(12.9)
Stock and options issued for incentive plans			(0.1)	5.0	(2.8)	(1.1)		1.1
March 30, 2019	63.6	$0.6	14.9	$(934.8)	$216.5	$1,121.8	$(588.1)	$(184.0)
Net income						39.4		39.4
Other comprehensive loss							(7.7)	(7.7)
Cash dividends declared ($0.27 per share)						(13.2)		(13.2)
Stock and options issued for incentive plans			(0.1)	3.7	(0.2)	(1.1)		2.4
June 29, 2019	63.6	$0.6	14.8	$(931.1)	$216.3	$1,146.9	$(595.8)	$(163.1)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 30, 2017	63.6	$0.6	12.6	$(851.5)	$217.8	$1,043.1	$(529.4)	$(119.4)
Net income						35.7		35.7
Other comprehensive income							7.7	7.7
Cash dividends declared ($0.68 per share)						(34.9)		(34.9)
Stock and options issued for incentive plans			(0.1)	4.4	(2.8)	0.9		2.5
March 31, 2018	63.6	$0.6	12.5	$(847.1)	$215.0	$1,044.8	$(521.7)	$(108.4)
Net income						63.8		63.8
Other comprehensive loss							(50.1)	(50.1)
Cash dividends declared ($0.68 per share)						(34.4)		(34.4)
Repurchase of common stock			1.1	(50.0)				(50.0)
Stock and options issued for incentive plans				1.8	2.4	(0.6)		3.6
June 30, 2018	63.6	$0.6	13.6	$(895.3)	$217.4	$1,073.6	$(571.8)	$(175.5)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
(In millions)	June 29, 2019	June 30, 2018
Operating Activities:
Net income	$76.3	$99.5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27.8	29.9
Unrealized foreign exchange loss	—	(0.3)
Equity compensation	4.5	7.0
Amortization of deferred debt costs	0.3	0.3
Net loss (gain) on disposal of assets	1.0	(14.6)
Provision for bad debts	10.1	8.8
Write-down of inventories	4.6	3.7
Net change in deferred income taxes	11.0	6.2
Changes in assets and liabilities:
Accounts and notes receivable	(25.2)	(36.6)
Inventories	(9.9)	(37.8)
Non-trade amounts receivable	(5.9)	(6.8)
Prepaid expenses	(2.4)	(2.7)
Other assets	(1.4)	(0.9)
Accounts payable and accrued liabilities	(38.9)	(41.9)
Income taxes payable	(40.8)	(43.7)
Other liabilities	(2.4)	(1.0)
Net cash impact from hedging activity	(7.5)	(7.8)
Other	0.1	(0.1)
Net cash provided by (used in) operating activities	1.3	(38.8)
Investing Activities:
Capital expenditures	(27.2)	(37.6)
Proceeds from disposal of property, plant and equipment	4.7	33.1
Net cash used in investing activities	(22.5)	(4.5)
Financing Activities:
Dividend payments to shareholders	(47.3)	(70.2)
Proceeds from exercise of stock options	—	0.3
Repurchase of common stock	(0.8)	(51.1)
Repayment of finance lease obligations	(1.0)	(1.3)
Net change in short-term debt	85.2	127.6
Debt issuance costs	(2.2)	—
Net cash provided by financing activities	33.9	5.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.0	(7.1)
Net change in cash, cash equivalents and restricted cash	14.7	(45.1)
Cash, cash equivalents and restricted cash at beginning of year	151.9	147.2
Cash, cash equivalents and restricted cash at end of period	$166.6	$102.1

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
Certain information and note disclosures normally included in the balance sheet, statements of income, comprehensive income, statements of shareholder’s equity and cash flows prepared in conformity with accounting principles generally accepted in the United States of America for complete financial statements have been condensed or omitted as permitted by such rules and regulations. As such, these condensed consolidated financial statements and related notes should be read in conjunction with the audited 2018 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 29, 2018. Operating results of any interim period presented herein are not necessarily indicative of the results that may be expected for a full fiscal year.
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
Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $78.4 million and $79.8 million, respectively, as of June 29, 2019 related to the Company's operating leases. The standard did not materially impact the Company's consolidated net earnings or cash flows. Refer to Note 8 to the Consolidated Financial Statements for further information.
Foreign Currency Translation: Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of June 29, 2019, the Company had approximately $1.9 million of net monetary assets in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expenses ("DS&A"). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A were $32.8 million and $35.8 million for the second quarters of 2019 and 2018, respectively, and $65.6 million and $71.3 million for the respective year-to-date periods.

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
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $71.6 million and $82.7 million for the second quarters of 2019 and 2018, respectively and $150.2 million and $171.1 million for the respective year-to-date periods.

Note 4:	Inventories

(In millions)	June 29, 2019	December 29, 2018
Finished goods	$209.3	$203.9
Work in process	26.4	25.0
Raw materials and supplies	29.4	28.8
Total inventories	$265.1	$257.7

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The elements of the earnings per share computations were as follows:

	13 weeks ended		26 weeks ended
(In millions, except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$39.4	$63.8	$76.3	$99.5
Weighted average shares of common stock outstanding	48.8	50.5	48.7	50.8
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	—	0.2	0.1	0.2
Weighted average common and common equivalent shares outstanding	48.8	50.7	48.8	51.0
Basic earnings per share	$0.81	$1.26	$1.57	$1.96
Diluted earnings per share	$0.81	$1.26	$1.56	$1.95
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.9	3.2	3.9	2.6

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in accounting principle	(3.8)	(1.2)	—	(5.0)
Other comprehensive income (loss) before reclassifications	13.9	(3.0)	(0.3)	10.6
Amounts reclassified from accumulated other comprehensive loss	—	0.8	(0.1)	0.7
Net current-period other comprehensive income (loss)	13.9	(2.2)	(0.4)	11.3
Balance at June 29, 2019	$(569.0)	$(1.7)	$(25.1)	$(595.8)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Other comprehensive (loss) income before reclassifications	(45.0)	3.1	0.7	(41.2)
Amounts reclassified from accumulated other comprehensive loss	—	(1.3)	0.1	(1.2)
Net current-period other comprehensive (loss) income	(45.0)	1.8	0.8	(42.4)
Balance at June 30, 2018	$(546.9)	$3.4	$(28.3)	$(571.8)

Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net loss of $1.2 million and a gain of $1.9 million in the year-to-date periods ended June 29, 2019 and June 30, 2018, respectively. Associated with these items were a tax benefit of $0.4 million and a provision of $0.6 million, respectively. See Note 11 for further discussion of derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the year-to-date periods ended June 29, 2019 and June 30, 2018, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.6 million and $0.7 million, and pension settlement benefit of $0.1 million and cost of $0.4 million, respectively, and in 2018, an actuarial loss of $0.4 million. Associated with these items was a tax provision of $0.6 million in 2019. See Note 13 to the Consolidated Financial Statements for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $4.1 million and $2.1 million in re-engineering charges during the second quarters of 2019 and 2018, respectively, and $8.4 million and $9.7 million for the respective year-to-date periods. These re-engineering costs were mainly related to the July 2017 revitalization program ("2017 program") and the transformation program announced in January 2019 ("2019 program").
The Company incurred an immaterial amount of charges in the second quarter of 2019, $2.1 million of charges in the second quarter of 2018, and $2.3 million and $9.7 million of charges under the 2017 program for the 2019 and 2018 year-to-date periods, respectively, primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures. The Company incurred $4.2 million and $5.4 million in the second quarter and year-to-date periods, respectively, in 2019 program costs, primarily related to outside consulting services, project team expenses, and distributor support.
The re-engineering charges related to the 2019 program by segment during the second quarter and year-to-date periods ended June 29, 2019 were as follows:

	June 29, 2019
(In millions)	13 weeks ended	26 weeks ended
Europe	$1.7	$2.9
Asia Pacific	2.5	2.5
Total re-engineering charges	$4.2	$5.4

The balances included in accrued liabilities related to re-engineering and impairment charges for the 2017 program as of June 29, 2019 and December 29, 2018 were as follows:

(In millions)	June 29, 2019	December 29, 2018
Beginning of the year balance	$23.3	$45.4
Provision	2.3	15.9
Adjustments and other charges	0.3	3.0
Cash expenditures:
Severance	(13.6)	(27.1)
Other	(2.8)	(12.8)
Currency translation adjustment	—	(1.1)
End of period balance	$9.5	$23.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges for the 2019 program as of June 29, 2019 were as follows:

(In millions)	June 29, 2019
Beginning of the year balance	$—
Provision	5.4
Cash expenditures:
Severance	(0.1)
Other	(2.1)
End of period balance	$3.2

Note 8:	Leases
The Company leases certain equipment, vehicles, office space, and manufacturing and distribution facilities, and recognizes the associated lease expense on a straight-line basis over the lease term.
Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years, or more. The exercise of lease renewal options is at the Company's discretion and renewal options that are reasonably certain to be exercised have been included in the lease term. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Certain lease agreements held by the Company include rental payments adjusted periodically for inflation. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense in the second quarter and year-to-date periods ended June 29, 2019 were as follows:

	June 29, 2019
(In millions)	13 weeks ended	26 weeks ended
Operating lease cost (a) (c)	$12.6	$25.6
Finance lease cost
Amortization of right-of-use assets (a)	0.3	0.5
Interest on lease liabilities (b)	—	0.1
Total finance lease cost	$0.3	$0.6
____________________

(a)	Included in DS&A and cost of products sold.

(b)	Included in interest expense.

(c)	Includes immaterial amounts related to short-term rent expense and variable rent expense.

Supplemental cash flow information related to leases is as follows:

26 weeks ended
(In millions)	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(24.9)
Operating cash flows from finance leases	(0.1)
Financing cash flows from finance leases	(1.0)
Leased assets obtained in exchange for new operating lease liabilities	$5.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental balance sheet information related to leases is as follows:

(In millions, except lease term and discount rate)	June 29, 2019
Operating Leases
Operating lease right-of-use assets	$78.4

Accrued liabilities	$29.1
Operating lease liabilities	50.7
Total Operating lease liabilities	$79.8

Finance Leases
Property, plant and equipment, at cost	$18.2
Accumulated amortization	10.1
Property, plant and equipment, net	$8.1

Current portion of finance lease obligations	$1.3
Long-term finance lease obligations	3.1
Total Finance lease liabilities	$4.4

Weighted Average Remaining Lease Term
Operating Leases	4.4 years
Finance Leases	3.0 years
Weighted Average Discount Rate (a)
Operating Leases	5.5%
Finance Leases	4.8%
_________________________
(a) Calculated using Company's incremental borrowing rate.

Maturities of lease liabilities as of June 29, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$18.7	$0.7
2020	25.7	1.4
2021	16.6	1.4
2022	9.1	1.2
2023	5.6	—
Thereafter	13.8	—
Total lease payments	$89.5	$4.7
Less imputed interest	9.7	0.3
Total	$79.8	$4.4

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
As of June 29, 2019, the Company had an immaterial amount of operating and finance leases that had not yet commenced.

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
Worldwide sales of beauty and personal care products totaled $61.7 million and $75.5 million in the second quarters of 2019 and 2018, respectively, and $120.7 million and $148.3 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 weeks ended		26 weeks ended
(In millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales:
Europe	$121.5	$132.7	$260.1	$276.6
Asia Pacific	155.5	180.0	311.6	352.2
North America	124.7	136.8	244.3	271.8
South America	73.6	85.9	146.6	177.4
Total net sales	$475.3	$535.4	$962.6	$1,078.0
Segment profit:
Europe	$12.8	$15.1	$30.5	$27.5
Asia Pacific	37.2	45.4	67.2	83.3
North America	20.4	22.7	37.8	41.7
South America	13.1	17.8	22.0	35.1
Total segment profit	$83.5	$101.0	$157.5	$187.6
Unallocated expenses	(7.1)	(11.5)	(14.4)	(23.9)
Re-engineering and impairment charges (a)	(4.1)	(2.1)	(8.4)	(9.7)
(Loss) gain on disposal of assets	(0.1)	12.4	(1.0)	14.6
Interest expense, net	(10.4)	(11.2)	(20.0)	(21.6)
Income before taxes	$61.8	$88.6	$113.7	$147.0

(In millions)	June 29, 2019	December 29, 2018
Identifiable assets:
Europe	$320.7	$291.0
Asia Pacific	313.7	281.2
North America	291.3	250.9
South America	137.8	125.0
Corporate	365.0	360.7
Total identifiable assets	$1,428.5	$1,308.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 10:	Debt
Debt Obligations

(In millions)	June 29, 2019	December 29, 2018
Fixed rate senior notes due 2021	$599.7	$599.7
Five year Revolving Credit Agreement (a)	368.9	283.9
Belgium facility finance lease	4.4	5.3
Total debt obligations	$973.0	$888.9

____________________

(a)	$194.9 million and $186.8 million denominated in euros as of June 29, 2019 and December 29, 2018, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Agreement
On March 29, 2019, the Company and its wholly owned subsidiaries Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated its multicurrency Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013 and as amended (the “Old Credit Agreement”) and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of June 29, 2019, the Company had total borrowings of $368.9 million outstanding under the Credit Agreement, with $194.9 million of that amount denominated in euros.
Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the London interbank offered rate ("LIBOR") for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the rate of interest publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in U.S. Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of June 29, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.6 percent on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.
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
The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.75 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0 (defined as consolidated EBITDA divided by consolidated total interest expense). For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. As of June 29, 2019, and currently, the Company had cushion under its financial covenants as well as the necessary bond credit ratings to prevent default.

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
At June 29, 2019, the Company had $362.7 million of unused lines of credit, including $279.6 million under the committed, secured Credit Agreement, and $83.1 million available under various uncommitted lines around the world.

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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, Other (income) expense. Prior to 2019, the forward points had been included as a component of interest expense. The forward points on fair value hedges resulted in pretax income of $4.4 million and $4.7 million in the second quarters of 2019 and 2018, respectively, and $8.1 million and $10.7 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings when settled through the same line item as the transaction being hedged. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. There was an immaterial impact from forward points recorded in other comprehensive income for activity related to the second quarter and year-to-date periods of 2019. The Company recognized $1.1 million and $2.1 million of manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges in the second quarter and year-to-date periods of 2019.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net loss of $2.1 million and a net gain of $30.9 million associated with these hedges in the second quarters of 2019 and 2018, respectively, and net loss of $15.2 million and gain of $14.0 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for net equity hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense associated with forward points incurred for open net equity hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. Beginning in 2019, the impact of forward points is being recorded in other comprehensive income, and will remain there indefinitely since that is where the gains and losses on hedges of net equity are recorded. The impact related to forward points on hedges of net equity recorded as a component of other comprehensive income in the second quarter and year-to-date periods of 2019 was $4.6 million and $8.9 million.
While the forward contracts used for net equity and fair value hedges of non-permanent intercompany balances mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled, whereas the hedged items do not generate offsetting cash flows. The net cash flow impact of these currency hedges for the year-to-date periods ended June 29, 2019 and June 30, 2018 were outflows of $7.5 million and $7.8 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of June 29, 2019 and December 29, 2018, the notional amounts of outstanding forward contracts to purchase currencies were $110.7 million and $186.8 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $114.6 million and $184.6 million, respectively. As of June 29, 2019, the notional values of the largest positions outstanding were to purchase $56.3 million of U.S. dollars and $42.7 million of euros, and to sell $37.9 million of Swiss francs and $30.4 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of June 29, 2019 and December 29, 2018. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Jun 29, 2019	Dec 29, 2018	Balance sheet location	Jun 29, 2019	Dec 29, 2018
Foreign exchange contracts	Non-trade amounts receivable	$13.0	$26.7	Accrued liabilities	$15.3	$22.6
The following table summarizes the impact on the results of operations for the second quarters of 2019 and 2018 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of loss recognized in income on derivatives	Amount of loss recognized in income on derivatives		Location of gain recognized in income on related hedged items	Amount of gain recognized in income on related hedged items
		2019	2018		2019	2018
Foreign exchange contracts	Other expense	$(4.6)	$(29.9)	Other expense	$4.6	$28.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the second quarters of 2019 and 2018:

Cash flow and net equity hedges (in millions)	Amount of (loss) gain recognized in OCI (effective portion)		Location of (loss) gain reclassified from accumulated OCI into income (effective portion)	Amount of (loss) gain reclassified from accumulated OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2019	2018		2019	2018		2019	2018
Foreign exchange contracts	$(0.8)	$4.9	Cost of products sold	$(0.7)	$1.8	Interest expense	$—	$(0.7)
Net equity hedging relationships
Foreign exchange contracts	(1.8)	33.8				Interest expense	—	(5.4)
Euro denominated debt	(0.9)	5.7

The following table summarizes the impact on the results of operations for the year-to-date periods ended June 29, 2019 and June 30, 2018 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of (loss) gain recognized in income on related hedged items	Amount of (loss) gain recognized in income on related hedged items
		2019	2018		2019	2018
Foreign exchange contracts	Other expense	$9.0	$(14.8)	Other expense	$(9.0)	$14.2
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended June 29, 2019 and June 30, 2018:

Cash flow and net equity hedges (in millions)	Amount of (loss) gain recognized in OCI (effective portion)		Location of (loss) gain reclassified from accumulated OCI into income (effective portion)	Amount of (loss) gain reclassified from accumulated OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2019	2018		2019	2018		2019	2018
Foreign exchange contracts	$(3.6)	$4.1	Cost of products sold	$(1.2)	$1.9	Interest expense	$—	$(1.8)
Net equity hedging relationships
Foreign exchange contracts	(19.5)	16.2				Interest expense	—	(11.4)
Euro denominated debt	(0.1)	1.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at June 29, 2019 and December 29, 2018. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $616.0 million at June 29, 2019, compared with the carrying value of $599.7 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 11 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 13:	Retirement Benefit Plans
Components of net periodic benefit cost for the second quarters and year-to-date periods ended June 29, 2019 and June 30, 2018 were as follows:

	Second Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$1.9	$2.4	$0.1	$0.1	$3.8	$5.0	$0.1	$0.1
Interest cost	1.5	1.4	0.2	0.1	3.0	2.8	0.3	0.2
Expected return on plan assets	(1.1)	(1.3)	—	—	(2.2)	(2.4)	—	—
Settlement/curtailment	(0.1)	0.3	—	—	(0.1)	0.4	—	—
Net amortization	—	0.3	(0.3)	(0.3)	—	0.3	(0.6)	(0.6)
Net periodic benefit cost	$2.2	$3.1	$—	$(0.1)	$4.5	$6.1	$(0.2)	$(0.3)

During the year-to-date periods ended June 29, 2019 and June 30, 2018, approximately $0.7 million of pretax gain and $0.1 million of pretax expense were reclassified from other comprehensive income to a component of net periodic benefit cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $0.4 million and $0.7 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the year-to-date periods ended June 29, 2019 and June 30, 2018, respectively.

Note 14:	Income Taxes
The effective tax rates for the second quarter and year-to-date periods of 2019 were 36.2 percent and 32.9 percent, respectively, compared with 28.1 percent and 32.3 percent for the comparable 2018 periods. The tax rate for the first quarter of 2019 was 28.9 percent. The increase in the rate from the first quarter to the second quarter of 2019, was the result of a change in the country mix of income due to the allocation of re-engineering costs, in connection with the Company's business transformation program.
As of June 29, 2019 and December 29, 2018, the Company's accrual for uncertain tax positions was $11.3 million and $15.1 million, respectively. The decrease in the accrual for uncertain tax positions was primarily due to the settlement of audits in various jurisdictions. The Company estimates that as of June 29, 2019, approximately $11.0 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.0 million and $5.5 million as of the periods ended June 29, 2019 and December 29, 2018, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $3.6 million. For the remaining balance as of June 29, 2019, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment or reversal of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 15:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended June 29, 2019 and June 30, 2018, 25,673 and 22,494 shares, respectively, were retained to fund withholding taxes, with values totaling $0.8 million and $1.1 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.
Restricted cash is recorded in prepaid and other current assets or in the long-term other assets balance sheet line items.

Note 16:	Stock Based Compensation
Stock option activity for 2019 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 29, 2018	3,630,684	$55.66
Expired / Forfeited	(64,446)	50.96
Outstanding at June 29, 2019	3,566,238	$55.75	$—
Exercisable at June 29, 2019	2,412,857	$59.14	$—

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2019 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 29, 2018	684,184	$47.68
Time-vested shares granted	78,660	22.69
Market-vested shares granted	42,365	27.12
Performance shares granted	111,536	30.90
Performance share adjustments	(99,101)	37.72
Vested	(130,618)	48.33
Forfeited	(138,034)	43.90
June 29, 2019	548,992	$41.70

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense related to the Company's stock-based compensation for the second quarter and year-to-date periods ended June 29, 2019 and June 30, 2018 were as follows:

	Second Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Stock options	$0.6	$0.9	$1.2	$1.7
Time, performance and market vested share awards	2.0	2.8	3.3	5.3

As of June 29, 2019, total unrecognized stock-based compensation expense related to all stock based awards was $17.2 million, which is expected to be recognized over a weighted average period of 1.8 years.

Note 17:	Allowance for Long-Term Receivables
As of June 29, 2019, $16.5 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of June 29, 2019 was as follows:

(In millions)
Balance at December 29, 2018	$16.0
Write-offs	(0.2)
Provision and reclassifications	0.8
Currency translation adjustment	0.2
Balance at June 29, 2019	$16.8

Note 18:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"), as are the payment obligations under the Company's Credit Agreement. Both guarantees are secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of June 29, 2019 and December 29, 2018, and for the quarter and year-to-date periods ended June 29, 2019 and June 30, 2018, for the Company (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Income

	13 weeks ended June 29, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$477.5	$(2.2)	$475.3
Other revenue	—	31.9	4.1	(36.0)	—
Cost of products sold	—	4.0	186.1	(35.5)	154.6
Gross margin	—	27.9	295.5	(2.7)	320.7
Delivery, sales and administrative expense	2.2	17.6	230.6	(2.7)	247.7
Re-engineering and impairment charges	—	0.2	3.9	—	4.1
Loss on disposal of assets	—	—	(0.1)	—	(0.1)
Operating (loss) income	(2.2)	10.1	60.9	—	68.8
Interest income	4.8	0.5	9.5	(14.4)	0.4
Interest expense	10.3	12.6	2.3	(14.4)	10.8
Income from equity investments in subsidiaries	45.1	43.7	—	(88.8)	—
Other income	(0.6)	(1.7)	(1.1)	—	(3.4)
Income before income taxes	38.0	43.4	69.2	(88.8)	61.8
(Benefit) provision for income taxes	(1.4)	(0.4)	24.2	—	22.4
Net income	$39.4	$43.8	$45.0	$(88.8)	$39.4
Comprehensive income	$31.7	$36.3	$42.0	$(78.3)	$31.7

Consolidating Statement of Income

	13 weeks ended June 30, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$536.7	$(1.3)	$535.4
Other revenue	—	19.6	1.9	(21.5)	—
Cost of products sold	—	2.1	194.6	(23.2)	173.5
Gross margin	—	17.5	344.0	0.4	361.9
Delivery, sales and administrative expense	3.3	23.1	246.0	0.4	272.8
Re-engineering and impairment charges	—	0.7	1.4	—	2.1
Gain on disposal of assets	—	—	12.4	—	12.4
Operating (loss) income	(3.3)	(6.3)	109.0	—	99.4
Interest income	5.1	0.6	11.1	(16.1)	0.7
Interest expense	10.3	15.8	1.9	(16.1)	11.9
Income from equity investments in subsidiaries	70.3	71.2	—	(141.5)	—
Other (income) expense	(0.2)	(14.5)	14.3	—	(0.4)
Income before income taxes	62.0	64.2	103.9	(141.5)	88.6
(Benefit) provision for income taxes	(1.8)	(2.5)	29.1	—	24.8
Net income	$63.8	$66.7	$74.8	$(141.5)	$63.8
Comprehensive income (loss)	$13.7	$14.0	$(1.1)	$(12.9)	$13.7

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Income

	26 weeks ended June 29, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$965.8	$(3.2)	$962.6
Other revenue	—	51.8	13.6	(65.4)	—
Cost of products sold	—	13.6	368.1	(65.9)	315.8
Gross margin	—	38.2	611.3	(2.7)	646.8
Delivery, sales and administrative expense	3.7	36.5	472.9	(2.7)	510.4
Re-engineering and impairment charges	—	0.8	7.6	—	8.4
Loss on disposal of assets	—	—	(1.0)	—	(1.0)
Operating (loss) income	(3.7)	0.9	129.8	—	127.0
Interest income	10.3	1.2	19.6	(30.1)	1.0
Interest expense	19.8	25.8	5.5	(30.1)	21.0
Income from equity investments in subsidiaries	85.9	104.0	—	(189.9)	—
Other (income) expense	(1.1)	1.3	(6.9)	—	(6.7)
Income before income taxes	73.8	79.0	150.8	(189.9)	113.7
Provision (benefit) for income taxes	(2.5)	(3.8)	43.7	—	37.4
Net income	$76.3	$82.8	$107.1	$(189.9)	$76.3
Comprehensive income	$87.6	$93.9	$135.0	$(228.9)	$87.6

Consolidating Statement of Income

	26 weeks ended June 30, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,079.5	$(1.5)	$1,078.0
Other revenue	—	41.3	12.0	(53.3)	—
Cost of products sold	—	12.1	393.3	(52.9)	352.5
Gross margin	—	29.2	698.2	(1.9)	725.5
Delivery, sales and administrative expense	6.3	45.4	512.2	(1.9)	562.0
Re-engineering and impairment charges	—	1.0	8.7	—	9.7
Gain on disposal of assets	—	—	14.6	—	14.6
Operating (loss) income	(6.3)	(17.2)	191.9	—	168.4
Interest income	10.2	1.1	21.9	(31.8)	1.4
Interest expense	19.5	31.3	4.0	(31.8)	23.0
Income from equity investments in subsidiaries	111.1	141.7	—	(252.8)	—
Other (income) expense	(0.8)	(2.5)	3.1	—	(0.2)
Income before income taxes	96.3	96.8	206.7	(252.8)	147.0
(Benefit) provision for income taxes	(3.2)	(8.8)	59.5	—	47.5
Net income	$99.5	$105.6	$147.2	$(252.8)	$99.5
Comprehensive income	$57.1	$65.9	$97.2	$(163.1)	$57.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	June 29, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.1	$162.9	$—	$163.0
Accounts receivable, net	—	—	163.2	—	163.2
Inventories	—	—	265.1	—	265.1
Non-trade amounts receivable, net	—	165.2	104.6	(225.4)	44.4
Intercompany receivables	312.7	1,336.6	220.9	(1,870.2)	—
Prepaid expenses and other current assets	1.7	5.0	36.9	(20.3)	23.3
Total current assets	314.4	1,506.9	953.6	(2,115.9)	659.0
Deferred income tax benefits, net	41.7	42.2	128.2	(0.4)	211.7
Property, plant and equipment, net	—	78.3	197.4	—	275.7
Operating lease assets	—	0.4	78.0	—	78.4
Long-term receivables, net	—	0.1	16.7	—	16.8
Trademarks and tradenames, net	—	—	50.8	—	50.8
Goodwill	—	2.9	74.5	—	77.4
Investments in subsidiaries	1,409.7	1,339.2	—	(2,748.9)	—
Intercompany notes receivable	453.2	95.6	906.9	(1,455.7)	—
Other assets, net	2.1	1.0	81.4	(25.8)	58.7
Total assets	$2,221.1	$3,066.6	$2,487.5	$(6,346.7)	$1,428.5
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$1.4	$6.4	$77.9	$—	$85.7
Short-term borrowings and current portion of long-term debt and finance lease obligations	266.3	—	103.9	—	370.2
Intercompany payables	1,253.1	419.1	198.0	(1,870.2)	—
Accrued liabilities	258.2	45.6	255.8	(245.7)	313.9
Total current liabilities	1,779.0	471.1	635.6	(2,115.9)	769.8
Long-term debt and finance lease obligations	599.7	—	3.1	—	602.8
Intercompany notes payable	3.6	1,213.3	238.8	(1,455.7)	—
Operating lease liabilities	—	0.2	50.5	—	50.7
Other liabilities	1.9	44.9	147.7	(26.2)	168.3
Shareholders' (deficit) equity	(163.1)	1,337.1	1,411.8	(2,748.9)	(163.1)
Total liabilities and shareholders' equity	$2,221.1	$3,066.6	$2,487.5	$(6,346.7)	$1,428.5

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$148.7	$—	$149.0
Accounts receivable, net	—	—	144.7	—	144.7
Inventories	—	—	257.7	—	257.7
Non-trade amounts receivable, net	—	169.0	71.0	(190.1)	49.9
Intercompany receivables	309.2	1,430.1	230.5	(1,969.8)	—
Prepaid expenses and other current assets	1.1	3.7	48.2	(33.7)	19.3
Total current assets	310.3	1,603.1	900.8	(2,193.6)	620.6
Deferred income tax benefits, net	41.7	42.2	133.1	—	217.0
Property, plant and equipment, net	—	71.3	204.7	—	276.0
Long-term receivables, net	—	0.1	18.6	—	18.7
Trademarks and tradenames, net	—	—	52.9	—	52.9
Goodwill	—	2.9	73.2	—	76.1
Investments in subsidiaries	1,305.3	1,346.8	—	(2,652.1)	—
Intercompany notes receivable	515.3	95.4	1,069.4	(1,680.1)	—
Other assets, net	0.3	0.5	75.3	(28.6)	47.5
Total assets	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.7	$123.5	$—	$129.2
Short-term borrowings and current portion of long-term debt and finance lease obligations	189.4	—	96.1	—	285.5
Intercompany payables	1,330.9	436.3	202.6	(1,969.8)	—
Accrued liabilities	278.6	69.2	220.4	(223.8)	344.4
Total current liabilities	1,798.9	511.2	642.6	(2,193.6)	759.1
Long-term debt and finance lease obligations	599.7	—	3.7	—	603.4
Intercompany notes payable	6.6	1,366.7	306.8	(1,680.1)	—
Other liabilities	2.9	48.1	159.1	(28.6)	181.5
Shareholders' (deficit) equity	(235.2)	1,236.3	1,415.8	(2,652.1)	(235.2)
Total liabilities and shareholders' equity	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 weeks ended June 29, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(7.8)	$90.5	$143.4	$(224.8)	$1.3
Investing Activities:
Capital expenditures	—	(14.9)	(12.3)	—	(27.2)
Proceeds from disposal of property, plant and equipment	—	—	4.7	—	4.7
Net intercompany loans	59.1	79.6	157.9	(296.6)	—
Net cash provided by (used in) investing activities	59.1	64.7	150.3	(296.6)	(22.5)
Financing Activities:
Dividend payments to shareholders	(47.3)	—	—	—	(47.3)
Dividend payments to parent	—	—	(218.4)	218.4	—
Repurchase of common stock	(0.8)	—	—	—	(0.8)
Repayment of finance lease obligations	—	—	(1.0)	—	(1.0)
Net change in short-term debt	76.9	—	8.3	—	85.2
Debt issuance costs	(2.2)	—	—	—	(2.2)
Net intercompany borrowings	(77.9)	(155.4)	(69.7)	303.0	—
Net cash (used in) provided by financing activities	(51.3)	(155.4)	(280.8)	521.4	33.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	2.0	—	2.0
Net change in cash, cash equivalents and restricted cash	—	(0.2)	14.9	—	14.7
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	151.6	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$0.1	$166.5	$—	$166.6

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	26 weeks ended June 30, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(29.5)	$69.2	$161.1	$(239.6)	$(38.8)
Investing Activities:
Capital expenditures	—	(14.6)	(23.0)	—	(37.6)
Proceeds from disposal of property, plant and equipment	—	—	33.1	—	33.1
Net intercompany loans	(47.6)	(64.1)	(8.7)	120.4	—
Net cash (used in) provided by investing activities	(47.6)	(78.7)	1.4	120.4	(4.5)
Financing Activities:
Dividend payments to shareholders	(70.2)	—	—	—	(70.2)
Dividend payments to parent	—	—	(236.0)	236.0	—
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Repurchase of common stock	(51.1)	—	—	—	(51.1)
Repayment of finance lease obligations	—	—	(1.3)	—	(1.3)
Net change in short-term debt	126.7	—	0.9	—	127.6
Net intercompany borrowings	71.4	9.8	35.6	(116.8)	—
Net cash provided by (used in) financing activities	77.1	9.8	(200.8)	119.2	5.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(7.1)	—	(7.1)
Net change in cash, cash equivalents and restricted cash	—	0.3	(45.4)	—	(45.1)
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of period	$—	$0.4	$101.7	$—	$102.1

Note 19:	New Accounting Pronouncements
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
In June 2016, the FASB issued an amendment to existing guidance for the measurement of credit losses on financial instruments and subsequent updates to that amendment. This guidance replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information when recording credit loss estimates. The new standard is effective for fiscal years and interim periods beginning after December 15, 2019. The Company does not expect the adoption of this amendment to have a material impact on the Company’s Consolidated Financial Statements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for the 13 and 26 weeks ended June 29, 2019, compared with the 13 and 26 weeks ended June 30, 2018, and changes in financial condition during the 26 weeks ended June 29, 2019.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jun 29, 2019	Jun 30, 2018
Net sales	$475.3	$535.4	(11)%		(7)%	$(25.1)
Gross margin as percent of sales	67.5%	67.6%	(0.1)	pp	na	na
DS&A as percent of sales	52.1%	50.9%	1.2	pp	na	na
Operating income	$68.8	$99.4	(31)%		(27)%	$(5.4)
Net income	$39.4	$63.8	(38)%		(34)%	$(4.0)
Net income per diluted share	$0.81	$1.26	(36)%		(31)%	$(0.08)

	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Jun 29, 2019	Jun 30, 2018
Net sales	$962.6	$1,078.0	(11)%		(5)%	$(69.1)
Gross margin as percent of sales	67.2%	67.3%	(0.1)	pp	na	na
DS&A as percent of sales	53.0%	52.1%	0.9	pp	na	na
Operating income	$127.0	$168.4	(25)%		(18)%	$(13.3)
Net income	$76.3	$99.5	(23)%		(15)%	$(9.5)
Net income per diluted share	$1.56	$1.95	(20)%		(12)%	$(0.18)

_________________________

na	not applicable
pp	percentage points
Reported sales decreased 11 percent compared with the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent. The Company's businesses operating in emerging market economies had a 7 percent decline in local currency sales. The significant sales decreases were in Brazil, China, Fuller Mexico, India, Indonesia and South Africa. The most significant sales increase was in Argentina. Local currency sales in the Company's businesses that operate in established economy markets, as a group, decreased 6 percent, primarily driven by the impact from sales decreases in Germany, Italy and the United States and Canada. The most significant sales increases were in France and Iberia.
In the second quarter, operating income decreased 31 percent and net income decreased 38 percent. Excluding the impact of changes in foreign currency exchange rates, operating income decreased 27 percent and net income decreased 34 percent. The decrease in operating income reflected the impact of lower sales, higher DS&A costs, mainly in Asia Pacific and South America, the absence of pre-tax gains from real estate transactions, and higher pre-tax re-engineering costs, in connection with the Company's business transformation program announced in the first quarter of 2019, partially offset by lower management incentive costs. The decrease in net income reflected the decrease in segment profit and a higher income tax rate on lower pre-tax income versus 2018.
Reported sales for the year-to-date period decreased 11 percent. Excluding the impact of changes in foreign currency exchange rates, sales decreased 5 percent. The factors impacting the year-to-date sales comparisons were largely the same as those impacting the second quarter. The net income comparisons were similar to those impacting the second quarter comparisons, though there was a greater impact from increased DS&A costs and lower re-engineering costs on the year-to-date comparison.
Net cash flow from operating activities for the periods ending June 29, 2019 and June 30, 2018 was an inflow of $1.3 million and an outflow of $38.8 million, respectively. The favorable comparison was primarily due to lower cash outflows related to inventory and a reduction in accounts receivable, primarily from lower sales for the period and higher collection of business-to-business receivables due to timing. This was partially offset by lower profit from the segments compared with the prior year.

Net Sales
Reported sales decreased 11 percent in the second quarter of 2019 compared with the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 7 percent. This included a 1 percentage point ("pp") positive impact from the benefit of business-to-business sales, mainly in Austria and France. The average impact of higher prices was 1 percent.
The Company's emerging market units accounted for 70 percent and 71 percent of sales in the second quarters of 2019 and 2018, respectively. In 2019, reported sales in these units decreased $46.4 million, or 12 percent, which included a negative $21.0 million impact from foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, there was a 7 percent decline in sales. The most significant local currency sales decreases were in Brazil, from a less active sales force driven by the economic environment, China, from a reduction in outlet openings and an unfavorable product mix, and Fuller Mexico, from a less active and less productive sales force. Other units with meaningful decreases were India and Indonesia from smaller, less active sales forces, and South Africa from a less productive sales force. Partially offsetting these decreases was an increase in Argentina, mainly from pricing. The average impact of higher prices in the emerging market units was 2 percent.
Reported sales in the established market units decreased 9 percent. Excluding a negative $4.1 million impact of changes in foreign currency exchange rates, sales decreased 6 percent. The local currency sales decrease was mainly due to less active and less productive sales forces in Italy and the United States and Canada, partially offset by a net benefit of business-to-business sales mainly in Europe. The average impact of lower prices in the established market units was 1 percent.
On a year-to-date basis, emerging markets accounted for 69 percent and 70 percent of total Company sales in 2019 and 2018, respectively. Total sales on a reported basis in the emerging markets decreased $89.9 million, or 12 percent, including a negative $55.8 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased in these units by 5 percent. Total sales on a reported basis in the established markets decreased $25.5 million, or 8 percent, for the year-to-date period of 2019, compared with the same period of 2018, which included a negative $13.3 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased in these units by 4 percent. The sources of the year-to-date fluctuations largely followed those of the second quarter comparison.
A more detailed discussion of the sales results by reporting segment is included in the segment results section in this Part I, Item 2.
As discussed in Note 3 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes certain promotional costs in DS&A. As a result, the Company's net sales may not be comparable with other companies that treat these costs as a reduction of revenue.
Gross Margin
Gross margin as a percentage of sales was 67.5 percent and 67.6 percent in the second quarters of 2019 and 2018, respectively. The decrease of 0.1 pp primarily reflected an unfavorable mix of products sold (0.3 pp) and the combined impact from an unfavorable mix of sales from units with lower than average gross margins, higher obsolescence expense and higher manufacturing costs (0.3 pp). This was partially offset by lower resin costs (0.5 pp).
For the year-to-date periods, gross margin as a percentage of sales was 67.2 percent in 2019, compared with 67.3 percent for the same period of 2018. The factors leading to the 0.1 pp decrease primarily reflected a combined impact from an increase in obsolescence expense and manufacturing variances, and a negative translation effect of changes in foreign currency exchange rates in Venezuela (0.3pp). This was partially offset by a decrease in resin costs (0.2 pp).
As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.

Costs and Expenses
DS&A as a percentage of sales was 52.1 percent in the second quarter of 2019, compared with 50.9 percent in 2018. The 1.2 pp increase in comparison reflected the impact from higher bad debt expense, primarily in Brazil and Germany (0.6 pp), and increased distribution costs incurred in Brazil, Fuller Mexico and Japan (0.6 pp), and the absence of an enterprise award received from the local Chinese government in 2018 (0.3 pp). This was partially offset by the impact from lower expense for management incentives (0.6 pp).
For the year-to-date periods, DS&A as a percentage of sales increased 0.9 pp to 53.0 percent, from 52.1 percent in 2018, primarily reflecting increased distribution costs, mainly in Brazil and the United States and Canada (0.9 pp).
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.
Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The Company recorded $4.1 million and $2.1 million in re-engineering charges during the second quarters of 2019 and 2018, respectively, and $8.4 million and $9.7 million for the respective year-to-date periods. These re-engineering costs were mainly related to the July 2017 revitalization program and transformation program announced in January 2019.
The Company incurred an immaterial amount of charges in the second quarter of 2019, $2.1 million of charges in the second quarter of 2018, and $2.3 million and $9.7 million of charges under the 2017 program for the 2019 and 2018 year-to-date periods, respectively, primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures. Under this program, the Company has incurred $82.0 million of pretax costs starting in the second quarter of 2017 through the second quarter of 2019. The Company expects to incur an additional $5.7 million of pretax re-engineering costs starting in the third quarter of 2019 through 2020. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with $32 million already realized in 2017 and 2018. After reinvestment of a portion of the benefits, improved profitability is reflected most significantly through lower cost of products sold, but also through lower DS&A; however, overall profitability has not risen in light of lower sales and higher costs.
The 2019 program was launched with the focus to drive innovation, sales force engagement and consumer experiences through a contemporized and streamlined service model. This program runs through 2022 and is expected to incur approximately $100 million in pretax cost, with 90 percent paid in cash. The Company incurred $4.2 million and $5.4 million in the second quarter and year-to-date periods of 2019, respectively, in Europe and Asia Pacific, primarily related to outside consulting services, project team expenses, and distributor support. Savings from the 2019 program will occur as the program is implemented over the three-year period, and once fully implemented, is expected to enable annual local currency sales growth and to generate about $50 million in annualized savings.
Net Interest Expense
Net interest expense was $10.4 million in the second quarter of 2019, a decrease of $0.8 million compared to the second quarter of 2018. In the year-to-date periods, net interest expense was $20.0 million in 2019, compared with $21.6 million in 2018. The decrease in interest expense related to the $1.5 million and $2.5 million benefit from the accounting policy change for forward points from the Company's hedging activities for the second quarter and year-to-date periods, respectively, partially offset by the impact of higher average borrowings and higher interest rates in the second quarter and year-to-date comparisons.
Tax Rate
The effective tax rates for the second quarter and year-to-date periods of 2019 were 36.2 percent and 32.9 percent, respectively, compared with 28.1 percent and 32.3 percent for the comparable 2018 periods. The tax rate for the first quarter of 2019 was 28.9 percent. The increase in the rate from the first quarter to the second quarter of 2019, was the result of a change in the country mix of income due to the allocation of re-engineering costs, in connection with the Company's business transformation program.

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
Net Income
Net income decreased $24.4 million in the second quarter of 2019 compared with 2018, which included a $4.0 million negative impact on the comparison from changes in foreign currency exchange rates. The decrease primarily reflected lower segment profits mainly in Asia Pacific, primarily from China, and South America, primarily from Brazil, higher re-engineering costs, the impact from the gains on the disposal of assets realized in 2018, and a higher income tax rate on lower pre-tax income versus 2018. This was partially offset by lower management incentive costs and lower promotional spending, primarily in Europe.
For the year-to-date period, net income decreased $23.2 million, compared with 2018, including a negative $9.5 million translation impact from changes in foreign currency exchange rates. The factors impacting the comparison were largely the same as for the quarter though there was a greater impact from increased DS&A costs, mainly from distribution, and lower re-engineering costs on the year-to-date comparison.
A more detailed discussion of the results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 92 percent and 93 percent of sales in the second quarter and year-to-date periods of 2019, respectively, and 92 percent of sales in the second quarter and year-to-date periods of 2018. These units generated 98 percent of net segment profit in the second quarter and year-to-date periods of 2019, and 96 percent and 97 percent of net segment profit in the second quarter and year-to-date periods of 2018, respectively.
The sale of beauty products generated 13 percent of sales in the second quarter and year-to-date periods of 2019, and 14 percent in the second quarter and year-to-date periods of 2018.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$121.5	$132.7	(8)%		(2)%	$(8.6)	26	25
Segment profit	12.8	15.1	(15)		(7)	(1.4)	15	15

Segment profit as percent of sales	10.5%	11.4%	(0.9)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$260.1	$276.6	(6)%		3%	$(24.6)	27	26
Segment profit	30.5	27.5	11		25	(3.1)	19	15

Segment profit as percent of sales	11.7%	9.9%	1.8	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points

Reported sales decreased 8 percent compared with the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 2 percent compared with the second quarter of 2018. On average, the impact of higher prices was 1 percent in the second quarter of 2019.
Emerging markets accounted for $47.9 million in the second quarter of 2019, reflecting a decrease of 17 percent compared to the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, the emerging market units' sales decreased by 8 percent, primarily reflecting a less productive sales force in South Africa.
The established market units' reported sales decreased 2 percent compared to the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, these units' sales increased by 2 percent, reflecting an increase in business-to-business sales mainly in Austria and France, and an increase in sales in Iberia, due to the change in business model. This was partially offset by a decrease in Italy, primarily due to a less active and less productive sales force.
Segment profit decreased $2.3 million in the second quarter of 2019 versus 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $0.9 million compared to the second quarter 2018, primarily driven by higher bad debt in Germany, partially offset by more efficient promotional spending in France.
On a year-to-date basis, reported sales decreased 6 percent compared with 2018. Excluding the impact of changes in foreign currency exchange rates, sales in 2019 increased 3 percent compared with 2018. The factors impacting the year-to-date sales comparison were mainly driven by the increased business-to-business sales in France and Switzerland.
Year-to-date segment profit increased 11 percent on a reported basis, and 25 percent in local currency. Local segment profit variances largely mirrored those of the quarter.
The euro and South African rand were the main currencies that impacted the second quarter and year-to-date sales comparison.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$155.5	$180.0	(14)%		(10)%	$(7.2)	33	34
Segment profit	37.2	45.4	(18)		(14)	(2.3)	45	45

Segment profit as percent of sales	23.9%	25.2%	(1.3)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$311.6	$352.2	(12)%		(7)%	$(15.9)	32	33
Segment profit	67.2	83.3	(19)		(15)	(4.4)	43	44

Segment profit as percent of sales	21.6%	23.7%	(2.1)	pp	na	na	na	na
______________________

na	not applicable
pp	percentage points
Reported sales decreased 14 percent compared with the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 10 percent. On average, the impact of lower prices was 2 percent in the second quarter compared with 2018, primarily related to more aggressive promotional pricing.

Emerging markets accounted for $134.2 million and $154.3 million in the second quarters of 2019 and 2018, respectively, accounting for 86 percent of total sales in each period. Excluding the negative $6.3 million impact from changes in foreign currency exchange rates, sales in these units decreased 9 percent compared with 2018. The most significant decreases were in China, from a reduction in outlet openings and an unfavorable product mix, and India and Indonesia from smaller, less active sales forces.
The unit's operating in the established markets decreased 17 percent and 14 percent in reported and local currency sales, respectively, primarily reflecting a smaller and less active sales force in Tupperware Australia and New Zealand.
Segment profit decreased 18 percent compared with the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 14 percent, primarily reflecting lower drop-through on lower sales in China mainly from the absence of an enterprise award from the local government last year, and lower sales in India and Indonesia.
On a year-to-date basis, reported sales decreased 12 percent compared with the same period of 2018. Excluding the impact of foreign currency exchange rates, sales decreased 7 percent compared with 2018. Local currency sales and segment profit variances largely mirrored those of the quarter.
The Chinese renminbi had the most meaningful impact on the second quarter and year-to-date sales comparisons.
North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$124.7	$136.8	(9)%		(9)%	$0.9	26	25
Segment profit	20.4	22.7	(10)		(11)	0.2	24	22

Segment profit as percent of sales	16.4%	16.6%	(0.2)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$244.3	$271.8	(10)%		(9)%	$(1.9)	26	25
Segment profit	37.8	41.7	(9)		(9)	(0.3)	24	22

Segment profit as percent of sales	15.5%	15.3%	0.2	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the second quarter of 2019 decreased 9 percent compared with the second quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 9 percent. The average impact of higher prices was 2 percent.
Emerging markets accounted for $75.3 million and $79.6 million, or 60 percent and 58 percent of the reported sales in the segment in the second quarters of 2019 and 2018, respectively. On a local currency basis, the emerging market units' sales decreased 7 percent, primarily reflecting a less active and less productive sales force in Fuller Mexico. Both Fuller Mexico and Tupperware Mexico results were negatively impacted by lower consumer spending mainly resulting from economic uncertainty associated with new government actions.

The established markets' reported sales decreased 14 percent. Excluding the impact of changes in foreign currency exchange rates, sales decreased 13 percent due to less active and less productive sellers in response to the Company's product and promotional programs in the United States and Canada.
Reported segment profit decreased 10 percent in the second quarter of 2019. Excluding the impact of foreign currency exchange rates, profit decreased 11 percent, in line with the change in sales in local currency.
Reported sales and sales excluding the impact of foreign currency decreased 10 percent and 9 percent on a year-to-date basis, respectively. Reported profit and profit excluding the impact of foreign currency on a year-to-date basis decreased 9 percent. Local currency sales and segment profit variances largely mirrored those of the quarter with the addition of increased distribution costs negatively impacting the year-to-date comparison.
South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$73.6	$85.9	(14)%		(3)%	$(10.2)	15	16
Segment profit	13.1	17.8	(26)		(20)	(1.5)	16	18

Segment profit as percent of sales	17.8%	20.7%	(2.9)	pp	na	na	na	na

(In millions)	26 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Jun 29, 2019	Jun 30, 2018					2019	2018
Net sales	$146.6	$177.4	(17)%		(3)%	$(26.7)	15	16
Segment profit	22.0	35.1	(37)		(28)	(4.4)	14	19

Segment profit as percent of sales	15.0%	19.8%	(4.8)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 14 percent in the second quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 3 percent, mainly from a less active sales force in Brazil reflecting a challenging macro-economic environment. The average impact of higher prices was 6 percent, mainly due to inflation in Argentina. All of the businesses in this segment operate in emerging market economies.
Reported segment profit decreased $4.7 million, or 26 percent, in the second quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 20 percent, reflecting the impact from lower sales together with higher product costs from lower production volume, and higher distribution and bad debt costs in Brazil.
The year-to-date sales and profit comparisons largely mirrored the quarter.
The Argentine peso and the Brazilian real had the most significant impacts on the year-over-year sales comparison.
Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of June 29, 2019, the Company had approximately $1.9 million of net monetary assets in Argentina, which are of a nature that will generate income or expense for the change in value associated with exchange rate fluctuations versus the U.S. dollar.

Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $27.7 million compared with the end of 2018. Excluding the impact of changes in foreign currency exchange rates, working capital increased $25.4 million, primarily reflecting a $69.6 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, a $16.9 million increase in accounts receivable due to the level and timing of sales around the end of each period, including higher receivables from business-to-business transactions, and a $5.6 million increase in inventory mainly related to timing of sales and shipments. This was partially offset by a $72.6 million increase in short-term borrowings, net of cash and cash equivalents, and a $6.8 million increase in payables related to the net amounts on the balance sheet for hedging activities.
On March 29, 2019, the Company amended and restated its multicurrency Credit Agreement. As of June 29, 2019, the Company had total borrowings of $368.9 million outstanding under the Credit Agreement, with $194.9 million of that amount denominated in euros. As of June 29, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.6 percent on LIBOR-based borrowings under the Credit Agreement.
As of June 29, 2019, and currently, the Company had cushion under its financial covenants. However, economic conditions, adverse changes in foreign exchange rates, lower than foreseen sales, profit and/or cash flow generation, including from restructuring actions, the payment of dividends, the ability to access cash generated internationally, share repurchases or the occurrence of other events discussed under “Forward Looking Statements” in this Part I, Item 3 and in the Company’s other reports filed with the SEC could impact the Company’s ability to comply with these covenants.
At June 29, 2019, the Company had $362.7 million of unused lines of credit, including $279.6 million under the committed, secured Credit Agreement, and $83.1 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million subject to certain conditions.
See Note 10 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs, current and anticipated restructuring actions, as well as its current dividend. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $163.0 million as of June 29, 2019, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $163.0 million as of June 29, 2019. Of this amount, $162.2 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately 6 percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions.
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

Operating Activities: Net cash from operating activities in the year-to-date periods ended June 29, 2019 and June 30, 2018 was an inflow of $1.3 million and an outflow $38.8 million, respectively. The favorable comparison was primarily due to lower cash outflows related to inventory and a reduction in accounts receivable, primarily from lower sales for the period and higher collection of business-to-business receivables due to timing. This was partially offset by lower profit from the segments compared with the prior year.
Investing Activities: During the year-to-date periods ended June 29, 2019 and June 30, 2018, the Company had $27.2 million and $37.6 million, respectively, of capital expenditures. In 2019, the most significant expenditures were related to global information technology projects, totaling $11.1 million, and $9.1 million related to molds. The remaining $7.0 million of expenditure related to the combination of land development near the Company's Orlando headquarters, buildings and improvements, and other machinery and equipment. In 2018, the most significant capital expenditures were related to molds, totaling $14.5 million, in addition to $9.6 million related to global information technology projects and $5.5 million related to the land development near the Company's Orlando headquarters. The remaining $8.0 million related to various expenditures consisting of marketing office expenses, vehicles, and other miscellaneous items. There were proceeds from the sale of long-term assets of $4.7 million and $33.1 million in 2019 and 2018, respectively.
Financing Activities: Dividends paid to shareholders were $47.3 million and $70.2 million in the first six months of 2019 and 2018, respectively, as the Company reduced its dividend beginning with the dividend declared in the first quarter of 2019. The Company also increased revolver borrowings by $85.2 million and $127.6 million in the first six months of 2019 and 2018, respectively, for the funding of operating, investing and financing activities. Common stock repurchases decreased by $50.3 million in 2019 compared to the first six months of 2018.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. Under this program, there were no share repurchases in 2019. During 2018, there were no repurchases in the first quarter and 1.1 million shares repurchased for $50.0 million during the second quarter. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program. Going forward, in setting share repurchase amounts, the Company expects to target, over time, a debt-to-EBITDA ratio of below 2.0 times consolidated funded debt (as defined in the Company's Credit Agreement).
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first six months of 2019 and 2018, 25,673 and 22,494 shares were retained to fund withholding taxes, totaling $0.8 million and $1.1 million, respectively.
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
Interest Rate Risk
Loans taken under the Credit Agreement bear interest under a formula that includes a base rate selected dependent upon currency borrowed, plus an applicable spread. The Company generally selects LIBOR as the base rate. As of June 29, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.6 percent on LIBOR-based borrowings.
As of June 29, 2019, the Company had total borrowings of $368.9 million outstanding under the Credit Agreement, with $194.9 million denominated in euro. If short-term interest rates varied by 10 percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended June 29, 2019 and June 30, 2018, the cash flow impact of these currency hedges were outflows of $7.5 million and $7.8 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of June 29, 2019 were to buy $56.3 million of U.S. dollars, $42.7 million of euros and to sell $37.9 million of Swiss francs and $30.4 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of June 29, 2019, the Company was in a net payable position of approximately $2.3 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2019 cost of sales will include approximately $110 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, a 10 percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $11 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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
Changes in Internal Controls
There have been no significant changes in the Company's internal control over financial reporting during the Company's second quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6.	Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ Cassandra Harris
Executive Vice President and Chief Financial Officer

By:	/S/ Madeline Otero
Vice President and Controller
Orlando, Florida
August 1, 2019