Form 10-Q
period 2019-09-28
TUPPERWARE BRANDS CORP
filed 2019-11-06
CIK 1008654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 13 weeks ended September 28, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No   ☒
As of November 4, 2019, 48,899,186 shares of the common stock, $0.01 par value, of the registrant were outstanding.

Item 1.	Financial Statements (Unaudited)
TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$418.1	$485.8	$1,380.7	$1,563.8
Cost of products sold	141.5	164.1	457.3	516.6
Gross margin	276.6	321.7	923.4	1,047.2

Delivery, sales and administrative expense	241.6	253.0	752.0	815.0
Re-engineering and impairment charges	7.5	3.0	15.9	12.7
Impairment of goodwill and intangible assets	19.7	—	19.7	—
Gain on disposal of assets	12.1	1.5	11.1	16.1
Operating income	19.9	67.2	146.9	235.6

Interest income	0.6	0.6	1.6	2.0
Interest expense	10.4	11.3	31.4	34.3
Other income, net	3.8	0.6	10.5	0.8
Income before income taxes	13.9	57.1	127.6	204.1

Provision for income taxes	6.1	18.0	43.5	65.5
Net income	$7.8	$39.1	$84.1	$138.6

Earnings per share:
Basic	$0.16	$0.79	$1.73	$2.75
Diluted	0.16	0.79	1.72	2.74

Weighted-average shares outstanding:
Basic	48.8	49.3	48.7	50.3
Diluted	48.9	49.4	48.9	50.5

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$7.8	$39.1	$84.1	$138.6
Other comprehensive loss:
Foreign currency translation adjustments	(20.7)	(18.0)	(6.8)	(63.0)
Deferred gain (loss) on cash flow hedges, net of tax (provision) benefit of ($0.1), ($0.2), $0.4, and ($0.5), respectively	0.9	(0.4)	(1.3)	1.4
Pension and other post-retirement benefit, net of tax provision of ($0.2), $0, ($0.1), and $0, respectively	0.5	0.4	0.1	1.2
Other comprehensive loss	(19.3)	(18.0)	(8.0)	(60.4)
Total comprehensive (loss) income	$(11.5)	$21.1	$76.1	$78.2

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 28, 2019	December 29, 2018
ASSETS
Cash and cash equivalents	$122.1	$149.0
Accounts receivable, less allowances of $61.3 and $45.3, respectively	136.8	144.7
Inventories	260.7	257.7
Non-trade amounts receivable, net	40.5	49.9
Prepaid expenses and other current assets	27.1	19.3
Total current assets	587.2	620.6
Deferred income tax benefits, net	214.5	217.0
Property, plant and equipment, net	269.5	276.0
Operating lease assets	79.3	—
Long-term receivables, less allowances of $18.4 and $16.0, respectively	16.1	18.7
Trademarks and tradenames, net	46.0	52.9
Goodwill	58.5	76.1
Other assets, net	64.8	47.5
Total assets	$1,335.9	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$85.8	$129.2
Short-term borrowings and current portion of long-term debt and finance lease obligations	325.0	285.5
Accrued liabilities	292.6	344.4
Total current liabilities	703.4	759.1
Long-term debt and finance lease obligations	602.4	603.4
Operating lease liabilities	51.4	—
Other liabilities	163.7	181.5
Shareholders' deficit:
Preferred stock, $0.01 par value, 200,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized; 63,607,090 shares issued	0.6	0.6
Paid-in capital	219.2	219.3
Retained earnings	1,141.2	1,086.8
Treasury stock, 14,811,924 and 14,940,286 shares, respectively, at cost	(930.9)	(939.8)
Accumulated other comprehensive loss	(615.1)	(602.1)
Total shareholders' deficit	(185.0)	(235.2)
Total liabilities and shareholders' deficit	$1,335.9	$1,308.8

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 29, 2018	63.6	$0.6	15.0	$(939.8)	$219.3	$1,086.8	$(602.1)	$(235.2)
Net income						36.9		36.9
Cumulative effect of change in accounting principles						12.1	(5.0)	7.1
Other comprehensive income							19.0	19.0
Cash dividends declared ($0.27 per share)						(12.9)		(12.9)
Stock and options issued for incentive plans			(0.1)	5.0	(2.8)	(1.1)		1.1
March 30, 2019	63.6	$0.6	14.9	$(934.8)	$216.5	$1,121.8	$(588.1)	$(184.0)
Net income						39.4		39.4
Other comprehensive loss							(7.7)	(7.7)
Cash dividends declared ($0.27 per share)						(13.2)		(13.2)
Stock and options issued for incentive plans			(0.1)	3.7	(0.2)	(1.1)		2.4
June 29, 2019	63.6	$0.6	14.8	$(931.1)	$216.3	$1,146.9	$(595.8)	$(163.1)
Net income						7.8		7.8
Other comprehensive loss							(19.3)	(19.3)
Cash dividends declared ($0.27 per share)						(13.3)		(13.3)
Stock and options issued for incentive plans				0.2	2.9	(0.2)		2.9
September 28, 2019	63.6	$0.6	14.8	$(930.9)	$219.2	$1,141.2	$(615.1)	$(185.0)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock		Treasury Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
(In millions, except per share amounts)	Shares	Dollars	Shares	Dollars
December 30, 2017	63.6	$0.6	12.6	$(851.5)	$217.8	$1,043.1	$(529.4)	$(119.4)
Net income						35.7		35.7
Other comprehensive income							7.7	7.7
Cash dividends declared ($0.68 per share)						(34.9)		(34.9)
Stock and options issued for incentive plans			(0.1)	4.4	(2.8)	0.9		2.5
March 31, 2018	63.6	$0.6	12.5	$(847.1)	$215.0	$1,044.8	$(521.7)	$(108.4)
Net income						63.8		63.8
Other comprehensive loss							(50.1)	(50.1)
Cash dividends declared ($0.68 per share)						(34.4)		(34.4)
Repurchase of common stock			1.1	(50.0)				(50.0)
Stock and options issued for incentive plans				1.8	2.4	(0.6)		3.6
June 30, 2018	63.6	$0.6	13.6	$(895.3)	$217.4	$1,073.6	$(571.8)	$(175.5)
Net income						39.1		39.1
Other comprehensive loss							(18.0)	(18.0)
Cash dividends declared ($0.68 per share)						(33.4)		(33.4)
Repurchase of common stock			1.4	(50.2)				(50.2)
Stock and options issued for incentive plans					3.5	(0.1)		3.4
September 29, 2018	63.6	$0.6	15.0	$(945.5)	$220.9	$1,079.2	$(589.8)	$(234.6)

See accompanying Notes to Consolidated Financial Statements (Unaudited).

TUPPERWARE BRANDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
(In millions)	September 28, 2019	September 29, 2018
Operating Activities:
Net income	$84.1	$138.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41.4	44.2
Unrealized foreign exchange gain	(0.6)	(0.4)
Equity compensation	7.5	10.7
Amortization of deferred debt costs	0.5	0.4
Net gain on disposal of assets, including insurance proceeds	(11.1)	(16.1)
Provision for bad debts	24.0	16.4
Write-down of inventories	8.3	5.0
Non-cash impact of re-engineering and impairment costs	19.7	—
Net change in deferred income taxes	3.6	(24.0)
Changes in assets and liabilities:
Accounts and notes receivable	(15.4)	(40.1)
Inventories	(16.5)	(44.0)
Non-trade amounts receivable	(5.2)	(2.2)
Prepaid expenses	(6.6)	(4.6)
Other assets	(9.0)	0.1
Accounts payable and accrued liabilities	(49.8)	(49.1)
Income taxes payable	(50.5)	(20.0)
Other liabilities	(3.4)	(4.7)
Net cash impact from hedging activity	(1.5)	3.5
Other	—	(0.1)
Net cash provided by operating activities	19.5	13.6
Investing Activities:
Capital expenditures	(44.0)	(55.2)
Proceeds from disposal of property, plant and equipment	20.4	36.5
Net cash used in investing activities	(23.6)	(18.7)
Financing Activities:
Dividend payments to shareholders	(60.5)	(104.1)
Proceeds from exercise of stock options	—	0.3
Repurchase of common stock	(0.8)	(101.3)
Repayment of finance lease obligations	(1.3)	(1.6)
Net change in short-term debt	46.7	200.7
Debt issuance costs	(2.2)	—
Net cash used in financing activities	(18.1)	(6.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.3)	(13.5)
Net change in cash, cash equivalents and restricted cash	(25.5)	(24.6)
Cash, cash equivalents and restricted cash at beginning of year	151.9	147.2
Cash, cash equivalents and restricted cash at end of period	$126.4	$122.6

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
Hedging: On December 30, 2018, the Company adopted new guidance on hedge accounting, which required a cumulative-effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income of $5.0 million, net of taxes. As part of the adoption, the Company elected to include forward points in the assessment of hedge effectiveness for net equity and cash flow hedges and exclude forward points in the assessment for fair value hedges. In addition, the Company now records the entire change in fair value of hedging instruments in the same income statement line item as the earnings effect of the hedged item. Prior to adoption, the impact from forward points was recorded as interest expense. Refer to Note 12 to the Consolidated Financial Statements for further discussion on impact from new hedge accounting guidance.
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
Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $79.3 million and $80.3 million, respectively, as of September 28, 2019 related to the Company's operating leases. The standard did not materially impact the Company's consolidated net earnings or cash flows. Refer to Note 8 to the Consolidated Financial Statements for further information.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 2:	Shipping and Handling Costs
The cost of products sold line item includes costs related to the purchase and manufacture of goods sold by the Company. Among these costs are inbound freight charges, duties, purchasing and receiving costs, inspection costs, depreciation expense, internal transfer costs and warehousing costs of raw material, work in process and packing materials. The warehousing and distribution costs of finished goods are included in delivery, sales and administrative expenses ("DS&A"). Distribution costs are comprised of outbound freight and associated labor costs. Fees billed to customers associated with the distribution of products are classified as revenue. The distribution costs included in DS&A were $30.1 million and $32.5 million for the third quarters of 2019 and 2018, respectively, and $95.7 million and $103.8 million for the respective year-to-date periods.

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
The Company accrues for the costs of these awards during the period over which the sales force qualifies for the award and reports these costs primarily as a component of DS&A expense. These accruals require estimates as to the cost of the awards, based upon estimates of achievement and actual cost to be incurred. During the qualification period, actual results are monitored, and changes to the original estimates are made when known. Promotional and other sales force compensation expenses included in DS&A expense totaled $64.7 million and $73.0 million for the third quarters of 2019 and 2018, respectively and $214.9 million and $244.1 million for the respective year-to-date periods.

Note 4:	Inventories

(In millions)	September 28, 2019	December 29, 2018
Finished goods	$207.7	$203.9
Work in process	25.6	25.0
Raw materials and supplies	27.4	28.8
Total inventories	$260.7	$257.7

Note 5:	Net Income Per Common Share
Basic per share information is calculated by dividing net income by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The elements of the earnings per share computations were as follows:

	13 weeks ended		39 weeks ended
(In millions, except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$7.8	$39.1	$84.1	$138.6
Weighted-average shares of common stock outstanding	48.8	49.3	48.7	50.3
Common equivalent shares:
Assumed exercise of dilutive options, restricted shares, restricted stock units and performance share units	0.1	0.1	0.2	0.2
Weighted-average common and common equivalent shares outstanding	48.9	49.4	48.9	50.5
Basic earnings per share	$0.16	$0.79	$1.73	$2.75
Diluted earnings per share	$0.16	$0.79	$1.72	$2.74
Shares excluded from the determination of potential common stock because inclusion would have been anti-dilutive	3.9	3.3	3.9	2.8

Note 6:	Accumulated Other Comprehensive Loss

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 29, 2018	$(579.1)	$1.7	$(24.7)	$(602.1)
Cumulative effect of change in accounting principle	(3.8)	(1.2)	—	(5.0)
Other comprehensive (loss) income before reclassifications	(6.8)	(2.8)	0.6	(9.0)
Amounts reclassified from accumulated other comprehensive loss	—	1.5	(0.5)	1.0
Net current-period other comprehensive (loss) income	(6.8)	(1.3)	0.1	(8.0)
Balance at September 28, 2019	$(589.7)	$(0.8)	$(24.6)	$(615.1)

(In millions, net of tax)	Foreign Currency Items	Cash Flow Hedges	Pension and Other Post-retirement Items	Total
Balance at December 30, 2017	$(501.9)	$1.6	$(29.1)	$(529.4)
Other comprehensive (loss) income before reclassifications	(63.0)	4.5	0.8	(57.7)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3.1)	0.4	(2.7)
Net current-period other comprehensive (loss) income	(63.0)	1.4	1.2	(60.4)
Balance at September 29, 2018	$(564.9)	$3.0	$(27.9)	$(589.8)

Pretax amounts reclassified from accumulated other comprehensive loss that related to cash flow hedges consisted of net loss of $2.1 million and a gain of $4.2 million in the year-to-date periods ended September 28, 2019 and September 29, 2018, respectively. Associated with these items were a tax benefit of $0.6 million and a provision of $1.1 million, respectively. See Note 12 for further discussion of derivatives.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the year-to-date periods ended September 28, 2019 and September 29, 2018, pretax amounts reclassified from accumulated other comprehensive loss related to pension and other post-retirement items consisted of prior service benefits of $0.8 million and $0.6 million, and in 2018, an actuarial loss of $0.3 million and pension settlement cost of $0.6 million. Associated with these items were a tax provision of $0.3 million in 2019 and $0.1 million in 2018. See Note 14 to the Consolidated Financial Statements for further discussion of pension and other post-retirement benefit costs.

Note 7:	Re-engineering and Impairment Costs
The Company recorded $7.5 million and $3.0 million in re-engineering charges during the third quarters of 2019 and 2018, respectively, and $15.9 million and $12.7 million for the respective year-to-date periods. These re-engineering costs were mainly related to the July 2017 revitalization program ("2017 program") and the transformation program announced in January 2019 ("2019 program").
In relation to the 2017 program, the Company incurred $1.1 million and $3.0 million of charges in the third quarters of 2019 and 2018, respectively, and $3.3 million and $12.7 million of charges for the 2019 and 2018 year-to-date periods, respectively, primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures. The Company incurred $4.6 million and $10.0 million in the third quarter and year-to-date periods, respectively, in 2019 program costs, primarily related to outside consulting services, project team expenses, and distributor support.
The re-engineering charges related to the 2019 program by segment during the third quarter and year-to-date periods ended September 28, 2019 were as follows:

	September 28, 2019
(In millions)	13 weeks ended	39 weeks ended
Europe	$3.2	$6.1
Asia Pacific	1.4	3.9
Total re-engineering charges	$4.6	$10.0

The balances included in accrued liabilities related to re-engineering and impairment charges for the 2017 program as of September 28, 2019 and December 29, 2018 were as follows:

(In millions)	September 28, 2019	December 29, 2018
Beginning of the year balance	$23.3	$45.4
Provision	3.3	15.9
Adjustments and other charges	(0.4)	3.0
Cash expenditures:
Severance	(19.0)	(27.1)
Other	(2.6)	(12.8)
Currency translation adjustment	(0.7)	(1.1)
End of period balance	$3.9	$23.3

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The balances included in accrued liabilities related to re-engineering and impairment charges for the 2019 program as of September 28, 2019 were as follows:

(In millions)	September 28, 2019
Beginning of the year balance	$—
Provision	10.0
Adjustments and other charges	(1.1)
Cash expenditures:
Severance	(0.2)
Other	(6.6)
End of period balance	$2.1

Note 8:	Leases
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
The components of lease expense in the third quarter and year-to-date periods ended September 28, 2019 were as follows:

	September 28, 2019
(In millions)	13 weeks ended	39 weeks ended
Operating lease cost (a) (c)	$12.7	$38.3
Finance lease cost
Amortization of right-of-use assets (a)	0.2	0.7
Interest on lease liabilities (b)	0.1	0.2
Total finance lease cost	$0.3	$0.9
____________________

(a)	Included in DS&A and cost of products sold.

(b)	Included in interest expense.

(c)	Includes immaterial amounts related to short-term rent expense and variable rent expense.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Supplemental cash flow information related to leases is as follows:

39 weeks ended
(In millions)	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(37.2)
Operating cash flows from finance leases	(0.2)
Financing cash flows from finance leases	(1.3)
Leased assets obtained in exchange for new operating lease liabilities	$11.0

Supplemental balance sheet information related to leases is as follows:

(In millions, except lease term and discount rate)	September 28, 2019
Operating Leases
Operating lease right-of-use assets	$79.3

Accrued liabilities	$28.9
Operating lease liabilities	51.4
Total Operating lease liabilities	$80.3

Finance Leases
Property, plant and equipment, at cost	$17.7
Accumulated amortization	10.0
Property, plant and equipment, net	$7.7

Current portion of finance lease obligations	$1.2
Long-term finance lease obligations	2.7
Total Finance lease liabilities	$3.9

Weighted Average Remaining Lease Term
Operating Leases	4.4 years
Finance Leases	3.1 years
Weighted Average Discount Rate (a)
Operating Leases	5.5%
Finance Leases	5.1%
_________________________
(a) Calculated using Company's incremental borrowing rate.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities as of September 28, 2019 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$10.1	$0.3
2020	28.7	1.4
2021	19.1	1.4
2022	10.6	1.0
2023	5.3	—
Thereafter	15.5	—
Total lease payments	$89.3	$4.1
Less imputed interest	9.0	0.2
Total	$80.3	$3.9

Maturities of lease liabilities as of December 29, 2018 were as follows:

(In millions)	Operating Leases	Finance Leases
2019	$28.3	$1.6
2020	19.2	1.3
2021	15.8	1.4
2022	8.3	1.0
2023	6.3	—
Thereafter	25.3	—
Total	$103.2	$5.3

Rental expense for operating leases totaled $32.2 million and gross payments of financing leases totaled $2.5 million in fiscal year 2018.
As of September 28, 2019, the Company had an immaterial amount of operating and finance leases that had not yet commenced.

Note 9:	Goodwill and Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. In the third quarters of 2019 and 2018, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding $19.7 million of impairment existed as of the third quarter 2019, mainly for the impairment of goodwill associated with the Fuller Mexico beauty and personal care products business in the amount of $17.5 million. The Nutrimetics tradename was also impaired by $2.2 million due to declining sales trends, leaving a $3.5 million carrying value as of September 28, 2019. There were no impairments in 2018.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The impairment evaluation of the goodwill associated with the Fuller Mexico reporting unit involved comparing the fair value of the reporting unit to its carrying value, including the goodwill balance, after consideration of impairment to its long-lived assets. There were no impairments of any long-lived assets. The fair value analysis for Fuller Mexico was completed using the income approach, which was considered a Level 3 measurement within the fair value hierarchy. The significant assumptions used in the income approach included estimates regarding future operations and the ability to generate cash flows, including projections of revenue, costs, utilization of assets and capital requirements. The income approach, or discounted cash flow approach, also requires an estimate as to the appropriate discount rate to be used. The most sensitive estimate in this valuation is the projection of operating cash flows, as these provide the basis for the estimate of fair market value. The Company’s cash flow model used a forecast period of ten years with annual revenue growth rates ranging from negative eight percent to positive four percent, a compound average growth rate of 0.2 percent, and a 2.5 percent growth rate used in calculating the terminal value. The discount rate used was 14.9 percent. The growth rates were determined by reviewing historical results of the operating unit and the historical results of the Company’s other similar business units, along with the expected contribution from growth strategies being implemented. As the fair value of Fuller Mexico was less than the carrying value by more than the recorded goodwill balance, the remaining balance of goodwill recorded at Fuller Mexico was written off.

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
Worldwide sales of beauty and personal care products totaled $60.5 million and $66.6 million in the third quarters of 2019 and 2018, respectively, and $190.0 million and $214.9 million in the respective year-to-date periods.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 weeks ended		39 weeks ended
(In millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales:
Europe	$98.9	$112.3	$359.0	$388.9
Asia Pacific	148.8	170.0	460.4	522.2
North America	103.5	123.3	347.8	395.1
South America	66.9	80.2	213.5	257.6
Total net sales	$418.1	$485.8	$1,380.7	$1,563.8
Segment profit:
Europe	$(0.9)	$1.0	$29.6	$28.5
Asia Pacific	32.7	43.7	99.9	127.0
North America	3.3	17.6	41.1	59.3
South America	11.3	15.6	33.3	50.7
Total segment profit	$46.4	$77.9	$203.9	$265.5
Unallocated expenses	(7.6)	(8.6)	(22.0)	(32.5)
Re-engineering and impairment charges (a)	(7.5)	(3.0)	(15.9)	(12.7)
Impairment of goodwill and intangibles	(19.7)	—	(19.7)	—
Gain on disposal of assets	12.1	1.5	11.1	16.1
Interest expense, net	(9.8)	(10.7)	(29.8)	(32.3)
Income before taxes	$13.9	$57.1	$127.6	$204.1

(In millions)	September 28, 2019	December 29, 2018
Identifiable assets:
Europe	$299.9	$291.0
Asia Pacific	307.1	281.2
North America	270.3	250.9
South America	133.7	125.0
Corporate	324.9	360.7
Total identifiable assets	$1,335.9	$1,308.8
_________________________

(a)	See Note 7 to the Consolidated Financial Statements for a discussion of re-engineering and impairment charges.

Note 11:	Debt
Debt Obligations

(In millions)	September 28, 2019	December 29, 2018
Fixed rate senior notes due 2021	$599.8	$599.7
Five year Revolving Credit Agreement (a)	323.7	283.9
Belgium facility finance lease	3.9	5.3
Total debt obligations	$927.4	$888.9

____________________

(a)	$173.7 million and $186.8 million denominated in euros as of September 28, 2019 and December 29, 2018, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Agreement
On March 29, 2019, the Company and its wholly owned subsidiaries Tupperware Nederland B.V., Administradora Dart, S. de R.L. de C.V., and Tupperware Brands Asia Pacific Pte. Ltd. (the “Subsidiary Borrowers”), amended and restated its multicurrency Credit Agreement, amended by Amendment No. 1 dated August 28, 2019 (so as amended, the "Credit Agreement"), with JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), swingline lender, joint lead arranger and joint bookrunner, and Credit Agricole Corporate and Investment Bank, HSBC Securities (USA) Inc., Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as syndication agents, joint lead arrangers and joint bookrunners. The Credit Agreement replaces the credit agreement dated September 11, 2013 and as amended (the “Old Credit Agreement”) and, other than an increased aggregate amount that may be borrowed, an improvement in the consolidated leverage ratio covenant and a slightly more favorable commitment fee rate, has terms and conditions similar to that of the Old Credit Agreement. The Credit Agreement makes available to the Company and the Subsidiary Borrowers a committed five-year credit facility in an aggregate amount of $650 million (the “Facility Amount”). The Credit Agreement provides (i) a revolving credit facility, available up to the full amount of the Facility Amount, (ii) a letter of credit facility, available up to $50 million of the Facility Amount, and (iii) a swingline facility, available up to $100 million of the Facility Amount. Each of such facilities is fully available to the Company and the Facility Amount is available to the Subsidiary Borrowers up to an aggregate amount not to exceed $325 million. With the agreement of its lenders, the Company is permitted to increase, on up to three occasions, the Facility Amount by a total of up to $200 million (for a maximum aggregate Facility Amount of $850 million), subject to certain conditions. As of September 28, 2019, the Company had total borrowings of $323.7 million outstanding under the Credit Agreement, with $173.7 million of that amount denominated in euros.
Loans made under the Credit Agreement will be composed of (i) “Eurocurrency Borrowings”, bearing interest determined in reference to the London interbank offered rate ("LIBOR") for the applicable currency and interest period, plus a margin, and/or (ii) “ABR Borrowings”, bearing interest at the sum of (A) the greatest of (x) the rate of interest publicly announced from time to time by JPMorgan Chase Bank, N.A. as its prime rate, (y) the NYFRB rate plus 0.5 percent, and (z) adjusted LIBOR on such day (or if such day is not a business day, the immediately preceding business day) for a deposit in U.S. dollars with a maturity of one month plus 1 percent, and (B) a margin. The applicable margin in each case will be determined by reference to a pricing schedule and will be based upon the better for the Company of (a) the Consolidated Leverage Ratio (computed as consolidated funded indebtedness of the Company and its subsidiaries to the consolidated EBITDA (as defined in the Credit Agreement) of the Company and its subsidiaries for the four fiscal quarters then most recently ended) for the fiscal quarter referred to in the quarterly or annual financial statements most recently delivered, or (b) the Company’s then existing long-term debt securities rating by Moody’s Investor Service, Inc. or Standard and Poor’s Financial Services, Inc. Under the Credit Agreement, the applicable margin for ABR Borrowings ranges from 0.375 percent to 0.875 percent, the applicable margin for Eurocurrency Borrowings ranges from 1.375 percent to 1.875 percent, and the applicable margin for the commitment fee ranges from 0.150 percent to 0.275 percent. Loans made under the swingline facility will bear interest, if denominated in U.S. Dollars, at the same rate as an ABR Borrowing and, if denominated in another currency, at the same rate as a Eurocurrency Borrowing. As of September 28, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.5 percent on LIBOR-based borrowings under the Credit Agreement that has a final maturity date of March 29, 2024.
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
The financial covenants provide for a maximum Consolidated Leverage Ratio of 3.75 to 1.0 and a minimum interest coverage ratio of 3.0 to 1.0 (defined as consolidated EBITDA divided by consolidated total interest expense). For purposes of the Credit Agreement, consolidated EBITDA represents earnings before interest, income taxes, depreciation and amortization, as adjusted to exclude unusual, non-recurring gains as well as non-cash charges and certain other items. As of September 28, 2019, and currently, the Company was in compliance with the financial covenants in the Credit Agreement.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the Credit Agreement and consistent with the Old Credit Agreement, the Guarantor unconditionally guarantees all obligations and liabilities of the Company and the Subsidiary Borrowers relating to the Credit Agreement, supported by a security interest in certain "Tupperware" trademarks and service marks. The Credit Agreement includes a trigger whereby the Company would be required to provide additional collateral and subsidiary guarantees if Moody's Investors Services, Inc. downgrades its existing ratings two notes or more or S&P Global Ratings downgrades its existing ratings one or more notches.
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
At September 28, 2019, the Company had $406.1 million of unused lines of credit, including $324.9 million under the committed, secured Credit Agreement, and $81.2 million available under various uncommitted lines around the world.

Note 12:	Derivative Instruments and Hedging Activities
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
Fair value hedges are entered into with financial instruments such as forward contracts, with the objective of limiting exposure to certain foreign exchange risks primarily associated with accounts payable and non-permanent intercompany transactions. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings. In assessing hedge effectiveness, as of the beginning of 2019, the Company made the accounting policy election in accordance with ASU 2017-12 to exclude forward points and record their impact in the same income statement line item that is used to present the earnings effect of the hedged item for 2019, Other income, net. Prior to 2019, the forward points had been included as a component of interest expense. The forward points on fair value hedges resulted in pretax income of $5.1 million and $4.3 million in the third quarters of 2019 and 2018, respectively, and $13.2 million and $15.1 million for the respective year-to-date periods.
The Company also uses derivative financial instruments to hedge foreign currency exposures resulting from certain forecasted purchases and classifies these as cash flow hedges. The majority of cash flow hedge contracts that the Company enters into relate to inventory purchases. At initiation, the Company's cash flow hedge contracts are generally for periods ranging from one month to fifteen months. The effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings when settled through the same line item as the transaction being hedged. As such, the balance at the end of the current reporting period in other comprehensive income, related to cash flow hedges, will generally be reclassified within the next twelve months. The associated asset or liability on the open hedges is recorded in other current assets or accrued liabilities, as applicable. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for cash flow hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. Based on the interest expense incurred for open cash flow hedges as of December 30, 2018, the Company recorded an adjustment of $1.2 million, net of taxes, to accumulated comprehensive income and retained earnings to reflect this accounting policy change. There was an immaterial impact from forward points recorded in other comprehensive income for activity related to the third quarter and year-to-date periods of 2019. The Company recognized $1.0 million and $3.1 million of manufacturing variances that will be capitalized and amortized over actual months of inventory turns related to the forward point impact from the settlement of cash flow hedges in the third quarter and year-to-date periods of 2019.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company also uses financial instruments, such as forward contracts and certain euro denominated borrowings under its Credit Agreement, to hedge a portion of its net equity investment in international operations and classifies these as net equity hedges. Changes in the value of these financial instruments, excluding any ineffective portion of the hedges, are included in foreign currency translation adjustments within accumulated other comprehensive loss. The Company recorded, net of tax, in other comprehensive income a net gain of $5.3 million and a net loss of $1.1 million associated with these hedges in the third quarters of 2019 and 2018, respectively, and net loss of $9.9 million and gain of $12.9 million for the respective year-to-date periods. Due to the permanent nature of the investments, the Company does not anticipate reclassifying any portion of these amounts to the income statement in the next twelve months. In assessing hedge effectiveness, the Company made an accounting policy change as of December 30, 2018 to include forward points in the assessment of effectiveness for net equity hedges causing the impact from forward points to be recorded as part of other comprehensive income compared to interest expense as it previously had been recorded. The impact of forward points is being recorded in other comprehensive income, and will remain there indefinitely since that is where the gains and losses on hedges of net equity are recorded. Based on the interest expense associated with forward points incurred for open net equity hedges as of December 30, 2018, the Company recorded an adjustment of $3.8 million, net of taxes, to accumulated comprehensive income to reflect this accounting policy change. The impact related to forward points on hedges of net equity recorded as a component of other comprehensive income in the third quarter and year-to-date periods of 2019 were losses of $5.2 million and $14.1 million, respectively.
The net cash flow impact from hedging activity for the year-to-date periods ended September 28, 2019 and September 29, 2018 was an outflow of $1.5 million and an inflow of $3.5 million, respectively.
The Company considers the total notional value of its forward contracts as the best measure of the volume of derivative transactions. As of September 28, 2019 and December 29, 2018, the notional amounts of outstanding forward contracts to purchase currencies were $132.6 million and $186.8 million, respectively, and the notional amounts of outstanding forward contracts to sell currencies were $134.4 million and $184.6 million, respectively. As of September 28, 2019, the notional values of the largest positions outstanding were to purchase $112.3 million of U.S. dollars and $15.0 million of euros, and to sell $53.4 million of Swiss francs and $33.2 million of Mexican pesos.
The following table summarizes the Company's derivative positions, which are the only assets and liabilities recorded at fair value on a recurring basis, and the impact they had on the Company's financial position as of September 28, 2019 and December 29, 2018. Fair values were determined based on third party quotations (Level 2 fair value measurement):

	Asset derivatives			Liability derivatives
		Fair value			Fair value
Derivatives designated as hedging instruments (in millions)	Balance sheet location	Sep 28, 2019	Dec 29, 2018	Balance sheet location	Sep 28, 2019	Dec 29, 2018
Foreign exchange contracts	Non-trade amounts receivable	$12.3	$26.7	Accrued liabilities	$13.1	$22.6
The following table summarizes the impact on the results of operations for the third quarters of 2019 and 2018 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of (loss) gain recognized in income on derivatives	Amount of (loss) gain recognized in income on derivatives		Location of gain (loss) recognized in income on related hedged items	Amount of gain (loss) recognized in income on related hedged items
		2019	2018		2019	2018
Foreign exchange contracts	Other expense	$(8.8)	$3.4	Other expense	$9.0	$(3.4)

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the impact of the Company's hedging activities on comprehensive income for the third quarters of 2019 and 2018:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of (loss) gain recognized in OCI on derivatives (effective portion)		Location of (loss) gain reclassified from accumulated OCI into income (effective portion)	Amount of (loss) gain reclassified from accumulated OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2019	2018		2019	2018		2019	2018
Foreign exchange contracts	$(0.1)	$2.0	Cost of products sold	$(1.0)	$2.3	Interest expense	$—	$(1.1)
Net equity hedging relationships
Foreign exchange contracts	3.4	(0.6)				Interest expense	—	(4.5)
Euro denominated debt	3.3	(0.8)

The following table summarizes the impact on the results of operations for the year-to-date periods ended September 28, 2019 and September 29, 2018 for the components included in the hedge effectiveness assessment of the Company's fair value hedging positions:

Derivatives designated as fair value hedges (in millions)	Location of gain (loss) recognized in income on derivatives	Amount of gain (loss) recognized in income on derivatives		Location of gain recognized in income on related hedged items	Amount of gain recognized in income on related hedged items
		2019	2018		2019	2018
Foreign exchange contracts	Other expense	$0.2	$(11.4)	Other expense	$—	$10.8
The following table summarizes the impact of the Company's hedging activities on comprehensive income for the year-to-date periods ended September 28, 2019 and September 29, 2018:

Derivatives designated as cash flow and net equity hedges (in millions)	Amount of (loss) gain recognized in OCI on derivatives (effective portion)		Location of (loss) gain reclassified from accumulated OCI into income (effective portion)	Amount of (loss) gain reclassified from accumulated OCI into income (effective portion)		Location of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in income (ineffective portion and amount excluded from effectiveness testing)
Cash flow hedging relationships	2019	2018		2019	2018		2019	2018
Foreign exchange contracts	$(3.7)	$6.1	Cost of products sold	$(2.1)	$4.2	Interest expense	$—	$(2.9)
Net equity hedging relationships
Foreign exchange contracts	(16.1)	15.6				Interest expense	—	(16.0)
Euro denominated debt	3.2	0.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 13:	Fair Value Measurements
Due to their short maturities or their insignificance, the carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued liabilities, leased assets and liabilities and short-term borrowings approximated their fair values at September 28, 2019 and December 29, 2018. The Company estimates that, based on current market conditions, the value of its 4.75%, 2021 senior notes was $613.3 million at September 28, 2019, compared with the carrying value of $599.8 million. The higher fair value resulted from changes, since issuance, in the corporate debt markets and investor preferences. The fair value of debt is classified as a Level 2 liability, and is estimated using quoted market prices as provided in secondary markets that consider the Company's credit risk and market related conditions. See Note 12 to the Consolidated Financial Statements for discussion of the Company's derivative instruments and related fair value measurements.

Note 14:	Retirement Benefit Plans
Components of net periodic benefit cost for the third quarters and year-to-date periods ended September 28, 2019 and September 29, 2018 were as follows:

	Third Quarter				Year-to-Date
	Pension benefits		Post-retirement benefits		Pension benefits		Post-retirement benefits
(In millions)	2019	2018	2019	2018	2019	2018	2019	2018
Service cost	$2.1	$1.4	$—	$—	$5.9	$6.4	$0.1	$0.1
Interest cost	1.9	1.4	0.1	0.1	4.9	4.2	0.4	0.3
Expected return on plan assets	(1.0)	(0.9)	—	—	(3.2)	(3.3)	—	—
Settlement/curtailment	0.1	0.2	—	—	—	0.6	—	—
Net amortization	0.1	0.4	(0.3)	(0.4)	0.1	0.7	(0.9)	(1.0)
Net periodic benefit cost	$3.2	$2.5	$(0.2)	$(0.3)	$7.7	$8.6	$(0.4)	$(0.6)

During the year-to-date periods ended September 28, 2019 and September 29, 2018, approximately $0.8 million of pretax gain and $0.3 million of pretax expense were reclassified from other comprehensive income to a component of net periodic benefit cost, respectively. As they relate to non-U.S. plans, the Company uses current exchange rates to make these reclassifications. The impact of exchange rate fluctuations is included on the net amortization line of the table above. The Company included $1.3 million and $1.5 million related to the components of net periodic benefit cost, excluding service cost, in other expense in the year-to-date periods ended September 28, 2019 and September 29, 2018, respectively.

Note 15:	Income Taxes
The effective tax rates for the third quarter and year-to-date periods of 2019 were 44.2 percent and 33.9 percent, respectively, compared with 31.6 percent and 32.1 percent for the comparable 2018 periods. The tax rate for the second quarter of 2019 was 36.2 percent. The increase in the rate from the second quarter to the third quarter of 2019, was the result of a 2018 tax return to provision true-up related to the Tax Cuts and Jobs Act of 2017 ("Tax Act") and the impairment charges primarily related to Fuller Mexico's goodwill.
As of September 28, 2019 and December 29, 2018, the Company's accrual for uncertain tax positions was $11.8 million and $15.1 million, respectively. The decrease in the accrual for uncertain tax positions was primarily due to the settlement of audits in various jurisdictions. The Company estimates that as of September 28, 2019, approximately $11.5 million of the unrecognized tax benefits, if recognized, will impact the effective tax rate. Interest and penalties related to uncertain tax positions in the Company's global operations are recorded as a component of the provision for income taxes. Accrued interest and penalties were $5.1 million and $5.5 million as of the periods ended September 28, 2019 and December 29, 2018, respectively.

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company estimates that it may settle one or more audits in the next twelve months that may result in cash payments decreasing the amount of accrual for uncertain tax positions by up to $0.4 million. For the remaining balance as of September 28, 2019, the Company is not able to reliably estimate the timing or ultimate settlement amount. While the Company does not currently expect material changes, it is possible that the amount of unrecognized benefit with respect to the uncertain tax positions will significantly increase or decrease related to audits in various foreign jurisdictions that may conclude during that period or new developments that could also, in turn, impact the Company's assessment relative to the establishment or reversal of valuation allowances against certain existing deferred tax assets. These valuation allowances relate to tax assets in jurisdictions where it is management's best estimate that there is not a greater than 50 percent probability that the benefit of the assets will be realized in the associated tax returns. The likelihood of realizing the benefit of deferred tax assets is assessed on an ongoing basis. This assessment requires estimates as to future operating results, as well as an evaluation of the effectiveness of the Company's tax planning strategies. At this time, the Company is not able to make a reasonable estimate of the range of impact on the balance of unrecognized tax benefits or the impact on the effective tax rate related to these items.

Note 16:	Statement of Cash Flow Supplemental Disclosure
Under the Company's stock incentive programs, in certain jurisdictions, employees are allowed to use shares retained by the Company to satisfy minimum statutorily required withholding taxes. In the year-to-date periods ended September 28, 2019 and September 29, 2018, 25,947 and 22,494 shares, respectively, were retained to fund withholding taxes, with values totaling $0.8 million and $1.1 million, respectively, which were included as stock repurchases in the Consolidated Statements of Cash Flows.
Restricted cash is recorded in prepaid and other current assets or in the long-term other assets balance sheet line items.

Note 17:	Stock Based Compensation
Stock option activity for 2019 is summarized in the following table:

	Shares subject to option	Weighted average exercise price per share	Aggregate intrinsic value (in millions)
Outstanding at December 29, 2018	3,630,684	$55.66
Expired / Forfeited	(95,924)	52.48
Outstanding at September 28, 2019	3,534,760	$55.75	$—
Exercisable at September 28, 2019	2,359,616	$59.23	$—

The Company also has time-vested, performance-vested and market-vested share awards. The activity for such awards in 2019 is summarized in the following table:

	Shares outstanding	Weighted average grant date fair value
December 29, 2018	684,184	$47.68
Time-vested shares granted	160,961	18.02
Market-vested shares granted	42,365	27.12
Performance shares granted	111,536	30.90
Performance share adjustments	(99,101)	37.72
Vested	(131,740)	48.23
Forfeited	(151,771)	43.78
September 28, 2019	616,434	$37.93

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Compensation expense related to the Company's stock-based compensation for the third quarter and year-to-date periods ended September 28, 2019 and September 29, 2018 were as follows:

	Third Quarter		Year-to-Date
(In millions)	2019	2018	2019	2018
Stock options	$0.6	$0.9	$1.8	$2.6
Time, performance and market vested share awards	2.4	2.8	5.7	8.1

As of September 28, 2019, total unrecognized stock-based compensation expense related to all stock based awards was $14.6 million, which is expected to be recognized over a weighted average period of 1.6 years.

Note 18:	Allowance for Long-Term Receivables
As of September 28, 2019, $18.1 million of long-term receivables from both active and inactive customers were considered past due, the majority of which were reserved through the Company's allowance for uncollectible accounts.
The balance of the allowance for long-term receivables as of September 28, 2019 was as follows:

(In millions)
Balance at December 29, 2018	$16.0
Write-offs	(0.2)
Provision and reclassifications	3.1
Currency translation adjustment	(0.5)
Balance at September 28, 2019	$18.4

Note 19:	Guarantor Information
The Company's payment obligations under its senior notes due in 2021 are fully and unconditionally guaranteed, on a senior secured basis, by Dart Industries Inc. (the "Guarantor"), as are the payment obligations under the Company's Credit Agreement. Both guarantees are secured by certain "Tupperware" trademarks and service marks owned by the Guarantor.
Condensed consolidated financial information as of September 28, 2019 and December 29, 2018, and for the quarter and year-to-date periods ended September 28, 2019 and September 29, 2018, for the Company (the "Parent"), the Guarantor and all other subsidiaries (the "Non-Guarantors") is as follows.
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

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Income

	13 weeks ended September 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$419.6	$(1.5)	$418.1
Other revenue	—	20.9	2.2	(23.1)	—
Cost of products sold	—	2.2	164.0	(24.7)	141.5
Gross margin	—	18.7	257.8	0.1	276.6
Delivery, sales and administrative expense	2.7	19.0	219.8	0.1	241.6
Re-engineering and impairment charges	—	0.4	7.1	—	7.5
Impairment of goodwill and intangible assets	—	—	19.7	—	19.7
Gain on disposal of assets	—	—	12.1	—	12.1
Operating (loss) income	(2.7)	(0.7)	23.3	—	19.9
Interest income	4.8	0.7	8.3	(13.2)	0.6
Interest expense	9.9	11.8	1.9	(13.2)	10.4
Income (loss) from equity investments in subsidiaries	7.0	(1.2)	—	(5.8)	—
Other income	(0.4)	(2.1)	(1.3)	—	(3.8)
(Loss) income before income taxes	(0.4)	(10.9)	31.0	(5.8)	13.9
(Benefit) provision for income taxes	(8.2)	(12.5)	26.8	—	6.1
Net income	$7.8	$1.6	$4.2	$(5.8)	$7.8
Comprehensive loss	$(11.5)	$(18.9)	$(17.1)	$36.0	$(11.5)

Consolidating Statement of Income

	13 weeks ended September 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$487.1	$(1.3)	$485.8
Other revenue	—	24.4	1.3	(25.7)	—
Cost of products sold	—	1.2	189.8	(26.9)	164.1
Gross margin	—	23.2	298.6	(0.1)	321.7
Delivery, sales and administrative expense	3.3	18.7	231.1	(0.1)	253.0
Re-engineering and impairment charges	—	0.8	2.2	—	3.0
Gain on disposal of assets	—	—	1.5	—	1.5
Operating (loss) income	(3.3)	3.7	66.8	—	67.2
Interest income	5.2	0.4	10.6	(15.6)	0.6
Interest expense	9.2	15.4	2.3	(15.6)	11.3
Income from equity investments in subsidiaries	44.7	61.9	—	(106.6)	—
Other (income) expense	(0.3)	7.7	(8.0)	—	(0.6)
Income before income taxes	37.7	42.9	83.1	(106.6)	57.1
(Benefit) provision for income taxes	(1.4)	1.3	18.1	—	18.0
Net income	$39.1	$41.6	$65.0	$(106.6)	$39.1
Comprehensive income	$21.1	$25.3	$50.2	$(75.5)	$21.1

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Statement of Income

	39 weeks ended September 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,385.4	$(4.7)	$1,380.7
Other revenue	—	72.7	15.8	(88.5)	—
Cost of products sold	—	15.8	532.1	(90.6)	457.3
Gross margin	—	56.9	869.1	(2.6)	923.4
Delivery, sales and administrative expense	6.4	55.5	692.7	(2.6)	752.0
Re-engineering and impairment charges	—	1.2	14.7	—	15.9
Impairment of goodwill and intangible assets	—	—	19.7	—	19.7
Gain on disposal of assets	—	—	11.1	—	11.1
Operating (loss) income	(6.4)	0.2	153.1	—	146.9
Interest income	15.1	1.9	27.9	(43.3)	1.6
Interest expense	29.7	37.6	7.4	(43.3)	31.4
Income from equity investments in subsidiaries	92.9	102.8	—	(195.7)	—
Other income	(1.5)	(0.8)	(8.2)	—	(10.5)
Income before income taxes	73.4	68.1	181.8	(195.7)	127.6
(Benefit) provision for income taxes	(10.7)	(16.3)	70.5	—	43.5
Net income	$84.1	$84.4	$111.3	$(195.7)	$84.1
Comprehensive income	$76.1	$75.0	$117.9	$(192.9)	$76.1

Consolidating Statement of Income

	39 weeks ended September 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Net sales	$—	$—	$1,566.6	$(2.8)	$1,563.8
Other revenue	—	65.7	13.3	(79.0)	—
Cost of products sold	—	13.3	583.1	(79.8)	516.6
Gross margin	—	52.4	996.8	(2.0)	1,047.2
Delivery, sales and administrative expense	9.6	64.1	743.3	(2.0)	815.0
Re-engineering and impairment charges	—	1.8	10.9	—	12.7
Gain on disposal of assets	—	—	16.1	—	16.1
Operating (loss) income	(9.6)	(13.5)	258.7	—	235.6
Interest income	15.4	1.5	32.5	(47.4)	2.0
Interest expense	28.7	46.7	6.3	(47.4)	34.3
Income from equity investments in subsidiaries	155.8	203.6	—	(359.4)	—
Other (income) expense	(1.1)	5.2	(4.9)	—	(0.8)
Income before income taxes	134.0	139.7	289.8	(359.4)	204.1
(Benefit) provision for income taxes	(4.6)	(7.5)	77.6	—	65.5
Net income	$138.6	$147.2	$212.2	$(359.4)	$138.6
Comprehensive income	$78.2	$91.2	$147.4	$(238.6)	$78.2

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	September 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$1.8	$120.3	$—	$122.1
Accounts receivable, net	—	—	136.8	—	136.8
Inventories	—	—	260.7	—	260.7
Non-trade amounts receivable, net	—	164.1	112.2	(235.8)	40.5
Intercompany receivables	321.0	1,442.7	219.8	(1,983.5)	—
Prepaid expenses and other current assets	1.6	17.5	16.4	(8.4)	27.1
Total current assets	322.6	1,626.1	866.2	(2,227.7)	587.2
Deferred income tax benefits, net	41.7	42.2	131.1	(0.5)	214.5
Property, plant and equipment, net	—	81.3	188.2	—	269.5
Operating lease assets	—	0.4	79.0	(0.1)	79.3
Long-term receivables, net	—	0.1	16.0	—	16.1
Trademarks and tradenames, net	—	—	46.0	—	46.0
Goodwill	—	2.9	55.6	—	58.5
Investments in subsidiaries	1,395.9	1,298.2	—	(2,694.1)	—
Intercompany loan receivables	504.9	93.5	995.4	(1,593.8)	—
Other assets, net	2.0	1.2	106.6	(45.0)	64.8
Total assets	$2,267.1	$3,145.9	$2,484.1	$(6,561.2)	$1,335.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$6.8	$79.0	$—	$85.8
Short-term borrowings and current portion of long-term debt and finance lease obligations	239.1	—	85.9	—	325.0
Intercompany payables	1,345.9	418.0	219.6	(1,983.5)	—
Accrued liabilities	265.4	32.0	239.4	(244.2)	292.6
Total current liabilities	1,850.4	456.8	623.9	(2,227.7)	703.4
Long-term debt and finance lease obligations	599.8	—	2.6	—	602.4
Intercompany notes payable	—	1,308.4	285.4	(1,593.8)	—
Operating lease liabilities	—	0.2	51.3	(0.1)	51.4
Other liabilities	1.9	62.7	144.6	(45.5)	163.7
Shareholders' (deficit) equity	(185.0)	1,317.8	1,376.3	(2,694.1)	(185.0)
Total liabilities and shareholders' equity	$2,267.1	$3,145.9	$2,484.1	$(6,561.2)	$1,335.9

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet

	December 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
ASSETS
Cash and cash equivalents	$—	$0.3	$148.7	$—	$149.0
Accounts receivable, net	—	—	144.7	—	144.7
Inventories	—	—	257.7	—	257.7
Non-trade amounts receivable, net	—	169.0	71.0	(190.1)	49.9
Intercompany receivables	309.2	1,430.1	230.5	(1,969.8)	—
Prepaid expenses and other current assets	1.1	3.7	48.2	(33.7)	19.3
Total current assets	310.3	1,603.1	900.8	(2,193.6)	620.6
Deferred income tax benefits, net	41.7	42.2	133.1	—	217.0
Property, plant and equipment, net	—	71.3	204.7	—	276.0
Long-term receivables, net	—	0.1	18.6	—	18.7
Trademarks and tradenames, net	—	—	52.9	—	52.9
Goodwill	—	2.9	73.2	—	76.1
Investments in subsidiaries	1,305.3	1,346.8	—	(2,652.1)	—
Intercompany loan receivables	515.3	95.4	1,069.4	(1,680.1)	—
Other assets, net	0.3	0.5	75.3	(28.6)	47.5
Total assets	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$—	$5.7	$123.5	$—	$129.2
Short-term borrowings and current portion of long-term debt and finance lease obligations	189.4	—	96.1	—	285.5
Intercompany payables	1,330.9	436.3	202.6	(1,969.8)	—
Accrued liabilities	278.6	69.2	220.4	(223.8)	344.4
Total current liabilities	1,798.9	511.2	642.6	(2,193.6)	759.1
Long-term debt and finance lease obligations	599.7	—	3.7	—	603.4
Intercompany notes payable	6.6	1,366.7	306.8	(1,680.1)	—
Other liabilities	2.9	48.1	159.1	(28.6)	181.5
Shareholders' (deficit) equity	(235.2)	1,236.3	1,415.8	(2,652.1)	(235.2)
Total liabilities and shareholders' equity	$2,172.9	$3,162.3	$2,528.0	$(6,554.4)	$1,308.8

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 weeks ended September 28, 2019
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(8.1)	$86.7	$164.8	$(223.9)	$19.5
Investing Activities:
Capital expenditures	—	(23.4)	(20.6)	—	(44.0)
Proceeds from disposal of property, plant and equipment	—	—	20.4	—	20.4
Net intercompany loans	3.8	(11.4)	67.9	(60.3)	—
Net cash provided by (used in) investing activities	3.8	(34.8)	67.7	(60.3)	(23.6)
Financing Activities:
Dividend payments to shareholders	(60.5)	—	—	—	(60.5)
Dividend payments to parent	—	—	(226.2)	226.2	—
Repurchase of common stock	(0.8)	—	—	—	(0.8)
Repayment of finance lease obligations	—	—	(1.3)	—	(1.3)
Net change in short-term debt	52.9	—	(6.2)	—	46.7
Debt issuance costs	(2.2)	—	—	—	(2.2)
Net intercompany borrowings	14.9	(50.1)	(22.8)	58.0	—
Net cash provided by (used in) financing activities	4.3	(50.1)	(256.5)	284.2	(18.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.3)	(3.0)	—	(3.3)
Net change in cash, cash equivalents and restricted cash	—	1.5	(27.0)	—	(25.5)
Cash, cash equivalents and restricted cash at beginning of year	—	0.3	151.6	—	151.9
Cash, cash equivalents and restricted cash at end of period	$—	$1.8	$124.6	$—	$126.4

TUPPERWARE BRANDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows

	39 weeks ended September 29, 2018
(In millions)	Parent	Guarantor	Non-Guarantors	Eliminations	Total
Operating Activities:
Net cash (used in) provided by operating activities	$(27.9)	$96.7	$225.5	$(280.7)	$13.6
Investing Activities:
Capital expenditures	—	(19.3)	(35.9)	—	(55.2)
Proceeds from disposal of property, plant and equipment	—	—	36.5	—	36.5
Net intercompany loans	(64.9)	(247.7)	(173.0)	485.6	—
Net cash used in investing activities	(64.9)	(267.0)	(172.4)	485.6	(18.7)
Financing Activities:
Dividend payments to shareholders	(104.1)	—	—	—	(104.1)
Dividend payments to parent	—	—	(272.5)	272.5	—
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Repurchase of common stock	(101.3)	—	—	—	(101.3)
Repayment of finance lease obligations	—	—	(1.6)	—	(1.6)
Net change in short-term debt	45.0	—	155.7	—	200.7
Net intercompany borrowings	252.9	173.5	51.0	(477.4)	—
Net cash provided by (used in) financing activities	92.8	173.5	(67.4)	(204.9)	(6.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(13.5)	—	(13.5)
Net change in cash, cash equivalents and restricted cash	—	3.2	(27.8)	—	(24.6)
Cash, cash equivalents and restricted cash at beginning of year	—	0.1	147.1	—	147.2
Cash, cash equivalents and restricted cash at end of period	$—	$3.3	$119.3	$—	$122.6

Note 20:	New Accounting Pronouncements
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
The following is a discussion of the results of operations for the 13 and 39 weeks ended September 28, 2019, compared with the 13 and 39 weeks ended September 29, 2018, and changes in financial condition during the 39 weeks ended September 28, 2019.
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
In 2019, the Company continued to sell directly, and/or through its sales force, to end consumers via the Internet and through business-to-business transactions, in which it sells products to a partner company. These business-to-business transactions are not considered part of the Company's core sales and are not material to overall sales.
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
Overview

	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 28, 2019	Sep 29, 2018
Net sales	$418.1	$485.8	(14)%		(11)%	$(15.3)
Gross margin as percent of sales	66.2%	66.2%	—	pp	na	na
DS&A as percent of sales	57.8%	52.1%	5.7	pp	na	na
Operating income	$19.9	$67.2	(70)%		(69)%	$(2.3)
Net income	$7.8	$39.1	(80)%		(79)%	$(1.7)
Net income per diluted share	$0.16	$0.79	(80)%		(79)%	$(0.03)

	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact
(In millions, except per share amounts)	Sep 28, 2019	Sep 29, 2018
Net sales	$1,380.7	$1,563.8	(12)%		(7)%	$(84.4)
Gross margin as percent of sales	66.9%	67.0%	(0.1)	pp	na	na
DS&A as percent of sales	54.5%	52.1%	2.4	pp	na	na
Operating income	$146.9	$235.6	(38)%		(33)%	$(15.6)
Net income	$84.1	$138.6	(39)%		(34)%	$(11.1)
Net income per diluted share	$1.72	$2.74	(37)%		(32)%	$(0.22)
_________________________

na	not applicable
pp	percentage points

Net Sales
Reported sales decreased 14 percent in the third quarter of 2019 compared with the third quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 11 percent. The average impact of higher prices was one percent.
The net decrease in local currency sales were mainly driven by decreases in:

•	Brazil, China and Mexico in light of unfavorable macro-economic trends

•	Europe, due to a net decrease of business-to-business sales

•	Indonesia from a smaller, less active sales force

•	the United States and Canada, due to a lower manager count resulting in a less active and less productive sales force

•	partially offset by an increase in Argentina, due to pricing
On a year-to-date basis, total sales on a reported basis decreased $183.1 million, or 12 percent, including a negative $84.4 million impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, sales decreased by seven percent. The sources of the year-to-date fluctuations largely followed those of the third quarter comparison except for a net benefit of one percentage point ("pp") in business-to-business sales in Europe compared to prior year.
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
Gross Margin
Gross margin as a percentage of sales was 66.2 percent in the third quarters of 2019 and 2018. For the year-to-date periods, gross margin as a percentage of sales was 66.9 percent in 2019, compared with 67.0 percent for the same period of 2018. The factors leading to the 0.1 pp decrease primarily reflected the impact of the shift from premium priced products to mid-priced products due to consumer spending trends in China.
As discussed in Note 2 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company includes costs related to the distribution of its products in DS&A. As a result, the Company's gross margin may not be comparable with other companies that include these costs in costs of products sold.
Costs and Expenses
DS&A as a percentage of sales was 57.8 percent in the third quarter of 2019, compared with 52.1 percent in 2018. The 5.7 pp increase in comparison reflected:

•	the impact from higher selling expenses mainly from higher bad debt expense, primarily in Brazil and Fuller Mexico, and higher commissions in Brazil (3.8 pp)

•
an increase from administration and other expenses mainly due to timing of lower expense for management incentives, which represented a benefit in the third quarter of 2018, and lower absorption of fixed costs mainly related to IT expenses (2.2 pp)

For the year-to-date periods, DS&A as a percentage of sales increased 2.4 pp to 54.5 percent, from 52.1 percent in 2018, primarily reflecting increased selling costs, mainly in Brazil, from increased commission expense, and Fuller Mexico, due to increased bad debt costs (1.3 pp).
Specific segment impacts are discussed in the segment results section in this Part I, Item 2.

Re-engineering Costs
Refer to Note 7 to the Consolidated Financial Statements in Part I, Item 1 of this Report, for a discussion of re-engineering activities and accruals.
The Company recorded $7.5 million and $3.0 million in re-engineering charges during the third quarters of 2019 and 2018, respectively, and $15.9 million and $12.7 million for the respective year-to-date periods. These re-engineering costs were mainly related to the July 2017 revitalization program and transformation program announced in January 2019.
The Company incurred $1.1 million and $3.0 million of charges in the third quarters of 2019 and 2018, respectively, and $3.3 million and $12.7 million of charges under the 2017 program for the 2019 and 2018 year-to-date periods, respectively, primarily related to severance costs incurred for headcount reductions in several of the Company’s operations in connection with changes in its management and organizational structures. Under this program, the Company has incurred $83.0 million of pretax costs starting in the second quarter of 2017 through the third quarter of 2019. The Company expects to incur an additional $4.7 million of pretax re-engineering costs starting in the fourth quarter of 2019 through 2020. The annualized benefit of these actions, once fully implemented, is estimated to be $35 million with $32 million already realized in 2017 and 2018 combined. After reinvestment of a portion of the benefits, improved profitability is reflected most significantly through lower cost of products sold, but also through lower DS&A; however, overall profitability has not risen in light of lower sales and higher costs.
The 2019 program was launched with the focus to drive innovation, sales force engagement and consumer experiences through a contemporized and streamlined service model. This program runs through 2022 and is expected to incur approximately $100 million in pretax cost, with 90 percent paid in cash. The Company incurred $4.6 million and $10.0 million in the third quarter and year-to-date periods of 2019, respectively, in Europe and Asia Pacific, primarily related to outside consulting services, project team expenses, and distributor support. Savings from the 2019 program will occur as the program is implemented over the three-year period, and once fully executed, is expected to enable annual local currency sales growth and to generate about $50 million in annualized savings.
Goodwill and Indefinite-lived Intangible Assets
The Company's goodwill and intangible assets relate primarily to the December 2005 acquisition of the direct-to-consumer businesses of Sara Lee Corporation. In the third quarters of 2019 and 2018, the Company completed the annual assessments for all of its reporting units and indefinite-lived intangible assets, concluding $19.7 million of impairment existed as of the third quarter 2019, mainly for the impairment of the Fuller Mexico goodwill of $17.5 million. The Nutrimetics tradename was also impaired by $2.2 million due to declining sales trends, leaving a $3.5 million carrying value as of September 28, 2019. There were no impairments in 2018.
In the second quarter of 2017, the Company performed an interim impairment test over the Fuller Mexico reporting unit as of the end of May 2017 and recorded an impairment charge to reduce the carrying value of the reporting unit to the fair value from the evaluation. With the estimated fair value of the reporting unit equaling its carrying value, the Fuller Mexico reporting unit had a high risk of future impairment to the remaining goodwill balance. The estimated fair value from the 2017 assessment was dependent upon the Company's ability to overcome a trend of negative sales, profit and cash flow that began in 2011, in order to see positive revenue growth starting in 2019 with continued four percent growth in years thereafter. In the second half of 2017 and in 2018, the reporting unit was successful in meeting projections from the 2017 assessment due to improved sales with better margins and lower promotional spending. This resulted in a reduction to negative revenue trends from the projected 10.0 percent to 8.7 percent in 2017 and 7.1 percent to 0.8 percent in 2018. During the first and second quarters of 2019, the reporting unit began to see declines in sales and profit due to difficult economic and geopolitical trends, but was still projected to meet expectations from the May 2017 assessment. In the third quarter of 2019, the impact from those unfavorable economic and geopolitical trends accelerated, leading to lower sales, an increase in bad debt expense and increased inventory obsolescence which caused the reporting unit’s profitability and cash flows to fall short of previous expectations for the current year. Given the on-going economic environment and social policies enacted by the current Mexican government, the Company expects these trends to continue into future periods.

The impairment evaluation of the Fuller Mexico reporting unit included a fair value analysis, for which the significant assumptions included annual revenue growth rates ranging from negative eight percent to positive four percent, with revenue stabilization starting in 2022 and positive revenue growth starting in 2023, a compound average growth rate of 0.2 percent, and a 2.5 percent growth rate used in calculating the terminal value. The discount rate used for Fuller Mexico was 14.9 percent, which was approximately one percentage point lower than at the time of the assessment performed in the second quarter of 2017 based on changes to interest rates and other macro-economic factors in Mexico since that time. Based on the fair value calculation performed as of the third quarter 2019, the remaining balance of goodwill for Fuller Mexico was written off due to the calculated fair value being less than carrying value for the reporting unit by more than the recorded goodwill.
The fair value of all of the Company's remaining reporting units and tradename intangibles exceeds their respective carrying values based on the current estimates and assumptions regarding sales performance and profitability. Given the sensitivity of valuations to changes in cash flow or market multiples, the Company may be required to recognize an impairment of goodwill or intangible assets in the future due to changes in market conditions or other factors related to the Company’s performance. Actual results below forecasted results or a decrease in the forecasted future results of the Company’s business plans or changes in interest rates could also result in an impairment charge, as could changes in market characteristics including additional declines in valuation multiples of comparable publicly-traded companies. Further impairment charges would have an adverse impact on the Company’s net income.
Gains on Disposal of Assets
In 2019, the Company received proceeds from the sale of long-term assets of $20.4 million with a net gain of $11.1 million, primarily reflecting third quarter transactions associated with land near the Company's Orlando, Florida headquarters and the sale of the French marketing office. In 2018, the Company recorded $16.1 million of net gains from $36.5 million of proceeds received related to the sale of long-term assets primarily during the first half of the year. The Company sold the Beauticontrol headquarters in Texas in the first quarter of 2018 and the distribution facility in Japan and land near the Company's Orlando, Florida headquarters during the second quarter of the year.
Net Interest Expense
Net interest expense was $9.8 million in the third quarter of 2019, a decrease of $0.9 million compared to the third quarter of 2018. In the year-to-date periods, net interest expense was $29.8 million in 2019, compared with $32.3 million in 2018. The decrease in interest expense related to the $1.2 million and $3.9 million reclassification from the accounting policy change for forward points from the Company's hedging activities for the third quarter and year-to-date periods, respectively, partially offset by the impact of higher interest on borrowings in the third quarter and year-to-date comparisons.
Tax Rate
The effective tax rates for the third quarter and year-to-date periods of 2019 were 44.2 percent and 33.9 percent, respectively, compared with 31.6 percent and 32.1 percent for the comparable 2018 periods. The tax rate for the second quarter of 2019 was 36.2 percent. The increase in the rate from the second quarter to the third quarter of 2019, was the result of a 2018 tax return to provision true-up related to the Tax Act and the impairment charges primarily related to Fuller Mexico's goodwill.
As discussed in Note 15 to the Consolidated Financial Statements in Part I, Item 1 of this Report, the Company's uncertain tax positions increase the potential for volatility in its tax rate. As such, it is reasonably possible that the effective tax rates in any individual quarter will vary from the full year expectation. At this time, the Company is unable to estimate what impact that may have on any individual quarter.
Net Income
Net income decreased $31.3 million in the third quarter of 2019 compared with 2018, which included a $1.7 million negative impact on the comparison from changes in foreign currency exchange rates. The net decrease primarily reflected:

•	lower segment profit in Asia Pacific, primarily in China

•	reduced segment profit for North America, primarily at Fuller Mexico and in the United States and Canada

•	decreased segment profit in South America, primarily from Brazil

•	a decrease due to impairment charges related to indefinite-lived intangible assets, mainly related to Fuller Mexico
These decreases were partially offset by higher gains on the disposal of assets related to the sale of the French marketing office building and land sales near the Company's Orlando, Florida headquarters.
For the year-to-date period, net income decreased $54.5 million, compared with 2018, including a negative $11.1 million translation impact from changes in foreign currency exchange rates. The factors impacting the comparison were largely the same as for the quarter though there was a higher impact from the reclassification due to the change in hedge accounting and a lower gain on disposal of assets on the year-to-date comparison.
A more detailed discussion of the results by reporting segment is included in the segment results section below in this Part I, Item 2.
International operations generated 93.0 percent and 92.7 percent of sales in the third quarter and year-to-date periods of 2019, respectively, and 92.3 percent and 92.1 percent of sales in the third quarter and year-to-date periods of 2018, respectively. These units generated 99.5 percent and 98.1 percent of net segment profit in the third quarter and year-to-date periods of 2019, respectively, and 98.1 percent and 97.0 percent of net segment profit in the third quarter and year-to-date periods of 2018, respectively.
The sale of beauty products generated 14.5 percent and 13.8 percent of sales in the third quarter and year-to-date periods of 2019, respectively, and 13.7 percent in the third quarter and year-to-date periods of 2018.
Segment Results
Europe

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$98.9	$112.3	(12)%		(7)%	$(5.8)	24	23
Segment profit	(0.9)	1.0	+		+	(0.1)	(2)	1
Segment profit as percent of sales	(0.9)%	0.9%	(1.8)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$359.0	$388.9	(8)%		—%	$(30.4)	26	25
Segment profit	29.6	28.5	4		17	(3.2)	15	11
Segment profit as percent of sales	8.2%	7.3%	0.9	pp	na	na	na	na
_________________________

+	Change greater than ±100%
na	not applicable
pp	percentage points
Reported sales decreased 12 percent compared with the third quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased seven percent compared with the third quarter of 2018. There was no material impact from pricing in the third quarter of 2019.
The net decrease in local currency sales was driven by:

•	a decrease in Germany and Italy sales, excluding business-to-business, mainly due to a less active sales force

•	lower net business-to-business sales in the quarter

Segment profit decreased $1.9 million in the third quarter of 2019 versus 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased $1.8 million compared to the third quarter of 2018, primarily driven by lower business-to-business sales mainly in Germany, partially offset by Austria.
On a year-to-date basis, reported sales decreased eight percent compared with 2018. Excluding the impact of changes in foreign currency exchange rates, sales were consistent with 2018. Year-to-date segment profit increased four percent on a reported basis, and 17 percent in local currency. Local segment profit variance was mainly driven by the year-to-date benefit from higher business-to-business sales.
The euro and South African rand were the main currencies that impacted the third quarter and year-to-date sales and profit comparisons.
Asia Pacific

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$148.8	$170.0	(12)%		(11)%	$(2.1)	36	35
Segment profit	32.7	43.7	(25)		(24)	(1.0)	71	56
Segment profit as percent of sales	22.0%	25.7%	(3.7)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$460.4	$522.2	(12)%		(9)%	$(18.0)	33	33
Segment profit	99.9	127.0	(21)		(18)	(5.3)	49	48
Segment profit as percent of sales	21.7%	24.3%	(2.6)	pp	na	na	na	na
______________________

na	not applicable
pp	percentage points
Reported sales decreased 12 percent compared with the third quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 11 percent. On average, the impact of lower prices was three percent in the third quarter compared with 2018, primarily related to more aggressive promotional pricing.
The main drivers for the decrease in local currency sales were:

•	China, from a reduction in outlet openings and a shift in mix to mid-priced products from premium priced products due to consumer spending trends

•	Indonesia, from a smaller, less active sales force

•	Malaysia and Singapore, due to a less active and less productive sales force
Segment profit decreased 25 percent compared with the third quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 24 percent, primarily reflecting:

•	the impact from lower sales volume in China, in addition to lower margins from more aggressive promotional pricing

•	lower sales volumes and higher investments to drive the new compensation program in Indonesia

On a year-to-date basis, reported sales decreased 12 percent compared with the same period of 2018. Excluding the impact of foreign currency exchange rates, sales decreased nine percent compared with 2018. On average, the impact of lower prices was two percent in year-to-date period compared with 2018, primarily related to more aggressive promotional pricing. Year-to-date local currency sales and segment profit variances largely mirrored those of the quarter, with the exception of India, with sales down due a smaller sales force, a decrease in profit from lower sales volume and investment associated to the shift to the studio and digital model in response to changing regulations around direct sellers in the country.
The Chinese renminbi had the most meaningful impact on the third quarter and year-to-date sales and profit comparisons.
North America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$103.5	$123.3	(16)%		(15)%	$(2.4)	25	25
Segment profit	3.3	17.6	(81)		(81)	(0.4)	7	23
Segment profit as percent of sales	3.2%	14.3%	(11.1)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$347.8	$395.1	(12)%		(11)%	$(4.3)	25	25
Segment profit	41.1	59.3	(31)		(30)	(0.7)	20	22
Segment profit as percent of sales	11.8%	15.0%	(3.2)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales in the third quarter of 2019 decreased 16 percent compared with the third quarter of 2018. Excluding the impact of changes in foreign currency exchange rates, sales decreased 15 percent. The average impact of higher prices was three percent.
The decrease in sales on a local currency basis was associated to:

•	Fuller Mexico, due to a less active and less productive sales force mainly from lower consumer spending resulting from unfavorable economic and geopolitical trends

•
the United States and Canada, reflecting poor response to changes in the Company's qualification requirements and promotional programs, resulting in fewer sales force managers responsible for recruiting

Reported and local currency segment profit decreased 81 percent in the third quarter of 2019, related to:

•	Fuller Mexico, due to lower sales and an increase in bad debt costs and obsolescence charges

•	the United States and Canada, from lower sales volume
Reported sales and sales excluding the impact of foreign currency decreased 12 percent and 11 percent on a year-to-date basis, respectively. Reported profit and profit excluding the impact of foreign currency on a year-to-date basis decreased 31 percent and 30 percent, respectively. The average impact of higher prices was two percent. Local currency sales and segment profit variances largely mirrored those of the quarter.
The Mexican peso had the most meaningful impact on the third quarter and year-to-date sales and profit comparisons.

South America

(In millions)	13 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$66.9	$80.2	(17)%		(11)%	$(5.0)	15	17
Segment profit	11.3	15.6	(27)		(24)	(0.6)	24	20
Segment profit as percent of sales	16.9%	19.5%	(2.6)	pp	na	na	na	na

(In millions)	39 weeks ended		Change		Change excluding the impact of foreign exchange	Foreign exchange impact	Percent of total
	Sep 28, 2019	Sep 29, 2018					2019	2018
Net sales	$213.5	$257.6	(17)%		(5)%	$(31.7)	16	17
Segment profit	33.3	50.7	(34)		(27)	(5.0)	16	19
Segment profit as percent of sales	15.6%	19.7%	(4.1)	pp	na	na	na	na
_________________________

na	not applicable
pp	percentage points
Reported sales for the segment decreased 17 percent in the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, sales decreased 11 percent, mainly from lower recruiting in Brazil reflecting a challenging macro-economic environment. The average impact of higher prices was seven percent, mainly due to inflation in Argentina.
Reported segment profit decreased $4.3 million or 27 percent in the third quarter of 2019. Excluding the impact of changes in foreign currency exchange rates, segment profit decreased 24 percent, reflecting the impact from lower sales and higher distribution expenses and bad debt costs in Brazil.
The year-to-date sales and profit comparisons largely mirrored the quarter.
The Argentine peso and the Brazilian real had the most significant impacts on the quarter and year-over-year sales and profit comparisons.
Financial Condition
Liquidity and Capital Resources: The Company's net working capital position increased by $22.3 million compared with the end of 2018. Excluding the impact of changes in foreign currency exchange rates, net working capital increased $24.7 million, primarily reflecting:

•	a $76.7 million net decrease in accounts payable and accrued liabilities due to the timing of payments around year-end, as well as payments during the year under the Company's restructuring programs

•	a $9.3 million increase in inventory mainly related to lower than expected sales trends and timing of sales and shipments

•	an $8.4 million increase in prepaid expenses driven by timing of payments

•
partially offset by a $66.0 million increase in short-term borrowings, net of cash and cash equivalents and $5.0 million increase in payables related to the net amounts on the balance sheet for hedging activities

On March 29, 2019, the Company amended and restated its multicurrency Credit Agreement. As of September 28, 2019, the Company had total borrowings of $323.7 million outstanding under the Credit Agreement, with $173.7 million of that amount denominated in euros. As of September 28, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.5 percent on LIBOR-based borrowings under the Credit Agreement. As of September 28, 2019, and currently, the Company was in compliance with the financial covenants in the Credit Agreement.

At September 28, 2019, the Company had $406.1 million of unused lines of credit, including $324.9 million under the committed, secured Credit Agreement, and $81.2 million available under various uncommitted lines around the world. If necessary, with the agreement of its lenders, the Company is permitted to increase its borrowing capacity under the Credit Agreement by a total of up to $200 million subject to certain conditions.
See Note 11 to the Consolidated Financial Statements in Part I, Item 1 of this Report for further details regarding the Company's debt.
The Company monitors the third-party depository institutions that hold its cash and cash equivalents with an emphasis primarily on safety and liquidity of principal and secondarily on maximizing yield on those funds. The Company diversifies its cash and cash equivalents among counterparties, which minimizes exposure to any one of these entities. Furthermore, the Company is exposed to financial market risk resulting from changes in interest rates, foreign currency rates, and the possible liquidity and credit risks of its counterparties. The Company believes that it has sufficient liquidity to fund its working capital, capital spending needs and current and anticipated restructuring actions. This liquidity includes to the extent that it is accessible, its cash and cash equivalents, which totaled $122.1 million as of September 28, 2019, cash flows from operating activities, and access to its Credit Agreement, as well as access to other various uncommitted lines of credit around the world. The Company has not experienced any limitations on its ability to access its committed facility.
Cash and cash equivalents (“cash”) totaled $122.1 million as of September 28, 2019. Of this amount, $119.9 million was held by foreign subsidiaries. Of the cash held outside of the United States, approximately nine percent was not eligible for repatriation due to the level of past statutory earnings by the foreign units in which the cash was held or other local restrictions.
The Company’s most significant foreign currency exposures include:

•	Brazilian real

•	Chinese renminbi

•	Indonesian rupiah

•	Malaysian ringgit

•	Mexican peso

•	South African rand
Business units in which the Company generated at least $100 million of sales in 2018 included:

•	Brazil

•	China

•	Fuller Mexico

•	Germany

•	Indonesia

•	Tupperware Mexico

•	the United States and Canada
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
Operating Activities: Net cash from operating activities in the year-to-date periods ended September 28, 2019 and September 29, 2018 were inflows of $19.5 million and $13.6 million, respectively. The net favorable comparison was primarily due to:

•	a favorable impact from lower cash outflows related to inventory

•	a favorable impact related to a reduction in accounts receivable, primarily from lower sales for the period
Investing Activities: During the year-to-date period ended September 28, 2019, the Company had $44.0 million of capital expenditures invested in:

•	$16.9 million related to global information technology projects

•	$14.0 million related to molds

•	$13.1 million of expenditures primarily related to the combination of land development near the Company's Orlando, Florida headquarters, buildings and improvements, and other machinery and equipment
In year-to-date period ended September 29, 2018, the Company had $55.2 million of capital expenditures consisting of:

•	$20.6 million related to molds

•	$13.2 million on various global information technology projects

•	$7.8 million related to the land development near the Company's Orlando, Florida headquarters

•	$6.0 million related to supply chain capabilities, excluding molds

•	$7.6 million related to various expenditures consisting primarily of marketing office expenses, vehicles, and other miscellaneous items
Partially offsetting capital spending were proceeds from the sale of long-term assets of $20.4 million and $36.5 million in 2019 and 2018, respectively, primarily reflecting transactions associated with land near the Company's Orlando, Florida headquarters in both years as well as the transaction associated with the sale of the French marketing office in 2019 and transactions associated with the sale of the distribution facility in Japan and Beauticontrol headquarters in Texas during 2018.
Financing Activities: Dividends paid to shareholders were $60.5 million and $104.1 million in the first nine months of 2019 and 2018, respectively, as the Company reduced its dividend beginning with the dividend declared in the first quarter of 2019. The Company also increased revolver borrowings by $46.7 million and $200.7 million in the first nine months of 2019 and 2018, respectively, for the funding of operating, investing and financing activities. Common stock repurchases decreased by $100.5 million in 2019 compared to the first nine months of 2018.
Open market share repurchases by the Company are permitted under an authorization that runs until February 1, 2020 and allows up to $2.0 billion to be spent. Under this program, there were no share repurchases in 2019. During 2018, there were 1.4 million shares repurchased for $50.2 million in the third quarter and 2.5 million shares repurchased for $100.2 million in the first nine months. Since 2007, the Company has spent $1.39 billion to repurchase 23.8 million shares under this program.
Repurchases under the Company’s stock incentive programs are made when employees use shares to satisfy the minimum statutorily required withholding taxes. In the first nine months of 2019 and 2018, 25,947 and 22,494 shares were retained to fund withholding taxes, totaling $0.8 million and $1.1 million, respectively.
New Pronouncements
Refer to Note 20 to the Consolidated Financial Statements in Part I, Item 1 of this Report for a discussion of new pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
One of the Company's market risks is its exposure to the impact of interest rate changes on its borrowings. The Company has elected to manage this risk through the maturity structure of its borrowings and the currencies in which it borrows.
Interest Rate Risk
Loans taken under the Credit Agreement bear interest under a formula that includes a base rate selected dependent upon currency borrowed, plus an applicable spread. The Company generally selects LIBOR as the base rate. As of September 28, 2019, the Credit Agreement dictated a base rate spread of 150 basis points, which gave the Company a weighted average interest rate of 2.5 percent on LIBOR-based borrowings.
As of September 28, 2019, the Company had total borrowings of $323.7 million outstanding under the Credit Agreement, with $173.7 million denominated in euro. If short-term interest rates varied by ten percent, which in the Company's case would mean short duration U.S. dollar and euro LIBOR, with all other variables remaining constant, the Company's annual interest expense would not be significantly impacted. Additionally, any change from the use of LIBOR to an alternative acceptable rate under the Credit Agreement is not expected to have a material impact on the Company's annual interest expense.
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
While the Company's derivatives that hedge a portion of its equity in its foreign subsidiaries and its fair value hedges of balance sheet risks all work together to mitigate its exposure to foreign exchange gains or losses, they result in an impact to operating cash flows as they are settled. For the year-to-date periods ended September 28, 2019 and September 29, 2018, the cash flow impact of these currency hedges was an outflow of $1.5 million and an inflow of $3.5 million, respectively.

The U.S. dollar equivalent of the Company's most significant net open forward contracts as of September 28, 2019 were to buy $112.3 million of U.S. dollars, $15.0 million of euros and to sell $53.4 million of Swiss francs and $33.2 million of Mexican pesos. In agreements to sell foreign currencies in exchange for U.S. dollars, for example, an appreciating dollar versus the opposing currency would generate a cash inflow for the Company at settlement, with the opposite result in agreements to buy foreign currencies for U.S. dollars. The notional amounts change based upon changes in the Company's outstanding currency exposures. Based on rates existing as of September 28, 2019, the Company was in a net payable position of approximately $0.8 million related to its currency hedges under forward contracts. Currency fluctuations could have a significant impact on the Company's cash flow upon the settlement of its forward contracts.
A precise calculation of the impact of currency fluctuations is not practical since some of the contracts are between non-U.S. dollar currencies. The Company continuously monitors its foreign currency exposure and expects to enter into additional contracts to hedge exposure in the future. See further discussion regarding the Company's hedging activities for foreign currency in Note 12 to the Consolidated Financial Statements.
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
Commodity Price Risk
The Company is also exposed to rising material prices in its manufacturing operations and, in particular, the cost of oil and natural gas-based resins, including the fact that in some cases resin prices are actually in, or are based on, currencies other than that of the unit buying the resin, which introduces a currency exposure that is incremental to the exposure to changing market prices. Resins are the primary material used in production of most Tupperware® products, and the Company estimates that 2019 cost of sales will include approximately $106 million for the cost of resin in the Tupperware® brand products it produces and has contract manufactured. The Company uses many different kinds of resins in its products. About three-fourths of the value of its resin purchases are “polyolefins” (simple chemical structure, easily refined from oil and natural gas). The remaining one-fourth of the value of its resin purchases is more highly engineered. With a comparable product mix and exchange rates, a ten percent fluctuation in the cost of resin would impact the Company's annual cost of sales by approximately $11 million compared with the prior year. The amount the Company pays for its resins is impacted by the relative changes in supply and demand. The Company partially manages its risk associated with rising resin costs by utilizing a centralized procurement function that is able to take advantage of bulk discounts while maintaining multiple suppliers, and also enters into short-term pricing arrangements. It also manages its margin through cash flow hedges in some cases when it purchases resin in currencies, or effectively in currencies, other than that of the purchasing unit, through the pricing of its products, with price increases over time on its product offerings generally in line with consumer inflation in each market, and its mix of sales through its promotional programs and promotionally priced offers. It also, on occasion, makes advance material purchases to take advantage of current favorable pricing.

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

•
disruptions caused by restructuring and transformation activities, including facility closure, and the combination and exit of business units, impacting business models, the supply chain, as well as not fully realizing expected savings or benefits related to increasing sales and/or profit improvements from actions taken;

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

•	the ability to obtain all government approvals on, and to control the cost of infrastructure obligations associated with, property, plant and equipment;

•	the ability to timely and effectively implement, transition, maintain and protect necessary information technology systems and infrastructure while complying with data privacy regulations;

•	cyberattacks and ransomware demands that could cause the Company to not be able to operate its systems and/or access or control its data, including private data;

•	the ability to attract and retain certain executive officers and key management personnel and the success of transitions or changes in leadership or key management personnel;

•	the success of land buyers in attracting tenants for commercial and residential development and obtaining financing;

•
the Company's access to, and the costs of, financing and the potential for banks with which the Company maintains lines of credit to be unable to fulfill their commitments; the costs and covenant restrictions associated with the Company's credit arrangements, including the Company's ability to comply with such covenants, and senior notes due in mid-2021;

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

Other than updating for changes in foreign currency exchange rates through its monthly website updates, the Company does not intend to update forward-looking information, except through its quarterly earnings releases. In the event the Company expects diluted earnings per share for the current quarter, excluding items impacting comparability and changes versus its guidance of the impact of changes in foreign exchange rates, to be significantly below its previous guidance, forward-looking information will be updated, time permitting.
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
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company will be detected.
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

PART II
OTHER INFORMATION

Item 1A.	Risk Factors.
Reference is made to “Part I - Item 1A. Risk Factors” in the 2018 Form 10-K for information concerning risk factors. The Company is adding the following risk factors as set forth below.
The following risk factors should be read in conjunction with the factors set forth in “Part I - Item 1A. Risk Factors” of the 2018 Form 10-K. Before making an investment in the Company’s securities, investors should carefully consider the risk factors discussed below, together with the other information in this Report, including the section entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.
Operational Risk
Operational risk generally refers to the risk of loss resulting from the Company’s operations, including those operations performed for the Company by third parties. This would include but is not limited to the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees or others, errors relating to transaction processing, breaches of the internal control system and compliance requirements, and unplanned interruptions in service. This risk of loss also includes the potential legal or regulatory actions that could arise as a result of an operational deficiency, or as a result of noncompliance with applicable regulatory standards. The Company must comply with a number of legal and regulatory requirements, including those under the Sarbanes-Oxley Act of 2002, as amended.
The Company operates in many markets and relies on the ability of its employees and systems to properly process a high number of transactions. In the event of a breakdown in internal control systems, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation. In order to address this risk, management maintains a system of internal controls with the objective of providing proper transaction authorization and execution, safeguarding of assets from misuse or theft, and ensuring the reliability of financial and other data.
The Company maintains systems of internal controls that provide management with timely and accurate information about the Company’s operations. These systems have been designed to manage operational risk at appropriate levels given the Company’s financial strength, the environment in which it operates, and considering factors such as competition and regulation. The Company has also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed on a uniform basis. While there can be no assurance that the Company will not suffer losses in the future due to operational errors that the Company discovers, management continually monitors and works to improve its internal controls, systems, and corporate-wide processes and procedures.
Financial Covenants
The Company must meet certain financial covenants as defined in the applicable agreements to borrow under its credit facilities. In the event the Company fails to comply with any of the covenants or to meet its payment obligations, it could lead to an event of default which, if not cured or waived, could result in the acceleration of other outstanding debt obligations. The Company may not have sufficient working capital or liquidity to satisfy its debt obligations in the event of an acceleration of all or a portion of its outstanding obligations. If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. The Company’s ability to restructure or refinance its debt will depend on the condition of the capital markets and the Company’s financial condition at such time. Any refinancing of the Company’s debt could be at higher interest rates and may require the Company to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict the Company from adopting some of these alternatives.

Item 6.	Exhibits

(a)	Exhibits

10.1	Credit Agreement dated March 29, 2019 (Attached as Exhibit 10.1 to Form 10-K, filed with the Commission on April 4, 2019 and incorporated herein by reference.)

10.2	Amendment No. 1 dated August 28, 2019 to Credit Agreement dated March 29, 2019*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Executive Officer

32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code by the Chief Financial Officer

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	Cover Page Interactive Data File (embedded as Inline XBRL and contained in Exhibit 101)
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TUPPERWARE BRANDS CORPORATION

By:	/S/ Cassandra Harris
Executive Vice President and Chief Financial Officer

By:	/S/ Madeline Otero
Vice President and Controller
Orlando, Florida
November 6, 2019